Form 10-Q
period 2004-09-30
ORMAT TECHNOLOGIES, INC.
filed 2004-12-20
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-30827

ORMAT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

980 Greg Street, Sparks, Nevada 89431

(Address of principal executive offices)

Registrant's telephone number, including area code: (775) 356-9029

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 31,562,496, par value $0.001 per share.

Ormat Technologies, Inc.

FORM 10-Q

FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2004

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2004 and December 31, 2003
(Dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,639	$8,873
Restricted cash and cash equivalents	27,068	16,371
Receivables:
Trade, net of allowance of $0 and $627 in 2004 and 2003, respectively	37,607	28,689
Related entity	2,126	1,939
Other	2,102	729
Inventories, net	10,900	3,712
Costs and estimated earnings in excess of billings on uncompleted contracts	1,784	1,922
Prepaid expenses and other	2,881	2,091
Total current assets	114,107	64,326
Restricted cash equivalents	19,350	—
Unconsolidated investments	47,766	46,760
Deposits and other	15,126	13,071
Property, plant and equipment, net	467,365	344,015
Construction-in-process	45,721	35,118
Deferred financing costs, net	15,510	7,843
Intangible assets, net	49,078	32,005
Total assets	$774,023	$543,138
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable and accrued expenses	$38,160	$27,479
Billings in excess of costs and estimated earnings on uncompleted contracts	5,152	7,843
Current portion of long-term debt:
Limited and non-recourse	21,358	15,686
Full recourse	20,210	10,490
Senior secured notes (non-recourse)	3,279	—
Due to Parent	14,975	151
Total current liabilities	103,134	61,649
Long-term debt, net of current portion:
Limited and non-recourse	161,637	193,251
Full recourse	23,831	41,061
Senior secured notes (non-recourse)	186,506	—
Notes payable to Parent	193,187	177,004
Other liabilities	1,409	1,469
Deferred income taxes	20,375	13,886
Liabilities for severance pay	10,263	9,993
Asset retirement obligation	8,339	5,737
Total liabilities	708,681	504,050
Minority interest in net assets of subsidiaries	68	2,113
Commitments and contingencies (Notes 6, 8 and 9)
Stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 24,374,995 and 23,214,281 shares issued and outstanding	24	23
Additional paid-in capital	27,001	7,002
Unearned stock-based compensation	(196)
Divisional deficit	—	(11,263)
Capital surplus	—	—
Unearned stock-based compensation	(196)	(86)
Retained earnings	38,445	41,299
Total stockholders' equity	65,274	36,975
Total liabilities and stockholder's equity	$774,023	$543,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine-month periods ended September 30, 2004 and 2003
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Electricity:
Energy and capacity	$34,333	$21,494	$82,381	$57,145
Lease	14,470	—	36,637	—
Total electricity	48,803	21,494	119,018	57,145
Products	14,480	10,907	43,971	26,929
Total revenues	63,283	32,401	162,989	84,074
Cost of revenues:
Electricity:
Energy and capacity	16,971	10,837	46,411	33,002
Lease	8,092	—	19,264	—
Total electricity	25,063	10,837	65,675	33,002
Products	10,908	8,973	34,030	19,279
Total cost or revenues	35,971	19,810	99,705	52,281
Gross margin	27,312	12,591	63,284	31,793
Operating expenses:
Research and development expenses	351	325	1,553	1,196
Selling and marketing expenses	1,649	2,342	5,595	5,008
General and administrative expenses	2,776	1,632	7,995	5,685
Operating income	22,536	8,292	48,141	19,904
Other income (expense):
Interest income	64	217	495	516
Interest expense	(11,737)	(2,277)	(31,212)	(6,112)
Foreign currency translation and transaction loss	(192)	(66)	(589)	(217)
Other non-operating income	76	48	221	326
Income before income taxes, minority interest and equity in income of investees	10,747	6,214	17,056	14,417
Income tax provision	(4,197)	(2,134)	(6,154)	(4,307)
Minority interest in earnings of subsidiaries	—	(161)	(108)	(560)
Equity in income of investees	213	106	2,248	294
Income before cumulative effect of change in accounting principle	6,763	4,025	13,042	9,844
Cumulative effect of change in accounting principle	—	—	—	(205)
Net income	$6,763	$4,025	$13,042	$9,639
Basic and diluted income per share:
Income from operations	$0.28	$0.17	$0.55	$0.43
Cumulative effect of change in accounting principle	—	—	—	(.01)
Net income	$0.28	$0.17	$0.55	$0.42
Weighted average number of shares outstanding	24,374,995	23,214,281	23,609,689	23,214,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the nine-month period ended September 30, 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Divisional Deficit	Unearned stock-based compensation	Retained Earnings	Total
	Shares	Amount
	(in thousands)
Balance, December 31, 2003	23,214	$23	$7,002	$(11,263)	$(86)	$41,299	$36,975
Amortization of unearned stock-based compensation	—	—	—	—	57	—	57
Conversion of note payable to Parent to equity	1,161	1	19,999	—	—	—	20,000
Net income				1,027		12,015	13,042
Reclassification of divisional deficit	—	—	—	10,236	(167)	(10,069)	—
Distribution to Parent for purchase of OSL	—	—	—	—	—	(4,800)	(4,800)
Balance, September 30, 2004	24,375	$24	$27,001	$—	$(196)	$38,445	$65,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
For the nine-month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$13,042	$9,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,884	11,279
Minority interest in earnings of subsidiary	108	560
Equity in income of investee	(2,248)	(294)
Distributions from unconsolidated investments	3,682	—
Deferred income tax provision	5,816	4,291
Cumulative effect of change in accounting principle	—	205
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,976)	(873)
Costs and estimated earnings in excess of billings on uncompleted contracts	138	—
Inventory	(7,188)	795
Prepaid expenses and other	(874)	226
Deposits and other	1,837	(104)
Accounts payable and accrued expenses	9,002	(636)
Due from/to related entities, net	(338)	(144)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,691)	1,881
Other liabilities	(60)	—
Increase in severance pay liabilities, net	270	271
Asset retirement obligation	472	—
Net cash provided by operating activities	38,876	27,096
Cash flows from investing activities:
Distributions from partnership	2,500	—
Change in restricted cash and cash equivalents	(34,192)	583
Capital expenditures	(16,528)	(19,768)
Decrease of cash resulting from deconsolidation of OLCL	(1,801)	—
Investment in severance pay fund	(325)	(331)
Repayment from joint ventures	650	595
Cash paid for acquisitions	(174,258)	(1,215)
Net cash used in investing activities	(223,954)	(20,136)
Cash flows from financing activities:
Due to Parent, net	51,158	24,366
Distributions to minority shareholders	—	(660)
Contribution from (distributions to) Parent	(4,743)	(2,756)
Proceeds from issuance of long-term debt	210,000	13,518
Payments of short-term and long-term debt	(35,888)	(64,166)
Deferred debt issue costs	(9,617)	—
Payment for interest rate caps	(3,820)	—
Deferred stock offering costs	(1,246)	—
Net cash provided by (used in) financing activities	205,844	(29,698)
Net increase (decrease) in cash and cash equivalents	20,766	(22,738)
Cash and cash equivalents, beginning of period	8,873	36,684
Cash and cash equivalents, end of period	$29,639	$13,946
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$17,405	$3,731
Supplemental non-cash investing and financing activities:
Conversion of note payable to Parent to equity	$20,000	$—
Accounts payable related to purchases of fixed assets	$496	$405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.    Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, which include normal recurring adjustments, necessary to present fairly Ormat Technologies, Inc. and subsidiaries' consolidated financial position as of September 30, 2004, and consolidated results of operations for the three and nine-month periods ended September 30, 2004 and 2003, and condensed consolidated cash flows for the nine-month periods ended September 30, 2004 and 2003.

The financial data and other information disclosed in these notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine-months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003, as filed with Form S-1 referred to in Part II, Item 2 herein. The balance sheet as of December 31, 2003 is derived from the audited consolidated financial statements for the period ended December 31, 2003.

Recapitalization

On June 29, 2004, the Company amended and restated its certificate of incorporation, pursuant to which the authorized capital stock of the Company was increased from 754 shares of $1.00 par value common stock to 155,892,833 authorized shares, comprising of 150,892,833 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock, of which, 500,000 shares have been designated as Series A Preferred Stock. The Board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. On October 21, 2004, the Company further amended and restated its certificate of incorporation, pursuant to which the authorized capital stock of the Company was increased from 150,892,833 shares of $0.001 common stock to 200,000,000 authorized shares of $0.001 par value common stock.

Additionally, on June 29, 2004, the outstanding and issued 151 shares of $1.00 par value common stock were divided and converted (stock split) to 23,214,281 shares of $0.001 par value common stock.

Further, on June 29, 2004, $20,000 outstanding under a note payable to Ormat Industries Ltd. ("Parent" or "Ormat Industries") were converted to 1,160,714 shares of $0.001 par value common stock of the Company. Such conversion reduced the amounts payable pursuant to the note payable to Parent and increased the stockholders' equity by $20,000 and no gain or loss was recognized as a result thereof.

As further discussed in Note 9, on October 21, 2004, the Board of Directors approved a 1-for-1.325444 reverse stock split of the Company's common stock. Accordingly, all common share and per common share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the reverse stock split for all periods presented.

As further discussed in Note 9, on November 16, 2004, the Company completed its initial public offering.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Adoption of FIN No. 46R

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN No. 46"), and amended it by issuing FIN No. 46R in December 2003. Among other things, FIN No. 46R generally deferred the effective date of FIN No. 46 to the quarter ended March 31, 2004. The objectives of FIN No. 46R are to provide guidance on the identification of Variable Interest Entities ("VIEs") for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which company (if any), as the primary beneficiary, should consolidate the VIE. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity's economic variability.

Effective as of March 31, 2004, the Company adopted FIN No. 46R. In connection with the adoption of FIN No. 46R, the Company concluded that Ormat Leyte Co, Ltd. ("OLCL"), in which the Company has an 80% ownership interest, should be deconsolidated. In 1996, OLCL entered into a Build, Operate, and Transfer ("BOT") agreement with PNOC-Energy Development Corporation (PNOC) in connection with the geothermal power plants located in Leyte, Philippines. The BOT agreement calls for the Company to design, construct, own, and operate geothermal electricity generating plants, utilizing the geothermal resources of the Leyte Geothermal Power Optimization Project Area. During 1997, the power plants started commercial operations and began selling power to PNOC under a 10-year power purchase agreement (tolling arrangement). The Company owns the plants for a ten-year period ending September 2007, at which time they will be transferred to PNOC for no further consideration.

OLCL's operating results continue to be accounted for using the consolidated method of accounting for the three month period ended March 31, 2004, and effective April 1, 2004, the Company's ownership interest in OLCL is being accounted for using the equity method of accounting. The Company's maximum exposure to loss as a result of its involvement with OLCL is estimated to be approximately $3,900, which is the Company's net investment at September 30, 2004.

The Company also has variable interests in certain other consolidated wholly owned VIEs that will continue to be consolidated because the Company is the primary beneficiary. Further, the Company has concluded that the Company's remaining significant equity investments do not require consolidation as they are not VIEs.

Purchase of the power generation business from the Parent

As of July 1, 2004, a wholly owned subsidiary of the Company, Ormat Systems Ltd. ("OSL"), an Israeli company, acquired from the Parent for $11,000 the power generation business which includes the manufacturing and sale of energy-related products pertaining mainly to the geothermal and recovered energy industry.

The Company considers this business to be synergistic with its ownership and operation of geothermal power plants as well as to the construction of the projects by the Company on a turnkey basis. In addition to acquiring the tangible net assets of the power generation business, OSL has assumed the title and interest to (i) certain related contracts and (ii) liabilities and rights under agreements with employees and consultants, and obtained a perpetual license of all intellectual property pertaining to the power generation business from the Parent. Further, in connection with binding work and product orders that the Parent had with its customers, which were transferred to OSL as part of the acquisition, OSL has agreed to pay the Parent a commission ranging from 2.5% to 5% of sales by OSL related to such work and product orders. Commissions expense for the three-month period ended September 30, 2004 was $458.

In connection with the acquisition, OSL and the Parent have entered into an agreement whereby OSL will provide to the Parent, for a monthly fee of $10, services including certain corporate

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

administrative services, including the services of executive officers. In addition, OSL has agreed to provide the Parent with services of certain skilled engineers at OSL's cost plus 10%. Such agreements may be terminated by either party after the initial term through 2009.

Also in connection with the acquisitions, OSL entered into a rental agreement with the Parent for the use of office and manufacturing facilities in Yavne, Israel, for a monthly rent of $52, adjusted annually for the Israeli Consumer Price Index, plus tax and other costs to maintain the properties. The term of the rental agreement is for 59 months and expires in June 2009.

The Company has recorded the purchase of the power generation business at historical net book value, and has accounted for the purchase as a transfer of assets between entities under common control in a manner similar to the pooling of interests. Accordingly, all prior period consolidated financial statements of the Company have been restated to include the results of operations, financial position, and cash flows of the power generation business.

The accompanying financial statements for all periods presented include the historical financial information of the Company prior to the acquisition of the power generation business, combined with the historical financial information of the acquired power generation business which was carved out of the Parent for all periods presented. The difference between the assets and liabilities of the power generation business consists of accumulated retained earnings (deficit) as well as amounts due to/from Parent resulting from cash transfers. Such amounts have been aggregated and presented in the accompanying statement of stockholder's equity as "divisional deficit" because it is not possible to distinguish the beginning balance as the records were not available to accurately break out the two components. On July 1, 2004, the effective date of the transaction, the divisional deficit was reclassified to retained earnings.

The preparation of these financial statements for the periods prior to July 1, 2004 included the use of "carve out" accounting procedures wherein certain assets, liabilities, revenues and expenses historically recorded or incurred at the Parent level, which were related to OSL, have been identified and allocated as appropriate to present the financial position, operating results, and cash flows of OSL for the periods presented.

The statement of operations for OSL was carved out using specific identification for revenues and cost of goods sold, research and development expense, interest income and expense, and selling, marketing, general and administrative expenses. Income tax expense was recalculated based on the separate return method pursuant to Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS No. 109).

The balance sheet at December 31, 2003 for OSL was carved out of the Parent using specific identification of assets and liabilities. Certain assets and liabilities were allocated in accordance with the terms of the signed definitive agreements.

The OSL financial statements for periods prior to July 1, 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America and in a manner which management believes is reasonable and appropriate. All significant intercompany transactions and accounts have been eliminated. The allocations and estimates used may not necessarily reflect the financial position, operating results and cash flows for the periods presented had OSL been operated as a separate entity.

Of the $11,000 purchase price, the Company paid $4,800 in cash and assumed $6,200 in debt and other liabilities. As the Company's purchase of the power generation business effective July 1, 2004 has been accounted as a transfer of assets between entities under common control, the excess of the consideration paid over the historical net book value of the purchased business has been recorded as a distribution to the Parent, which reduced stockholders' equity by approximately $4,800 at July 1, 2004.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Because the deferred taxes have a full valuation allowance, there was no tax effect for the difference between the book and tax basis of the purchased assets and liabilities. Additionally, on July 1, 2004, the Company reclassified the divisional equity to retained earnings.

Stock-Based compensation

The Parent has stock option plans under which employees of the Company are granted options in the Parent's Ordinary shares which are traded on the Tel-Aviv Stock Exchange Ltd. The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and Financial Accounting Statements Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and other related interpretations which state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the common stock and the exercise price of the stock options is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period applicable to the stock option. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), as it relates to stock options granted to employees, which requires pro forma net income be disclosed based on the fair value of the options granted at the date of the grant.

In April 2004, the Parent granted to employees of the Company options to purchase approximately 130,000 shares of the Parent's common stock at an exercise price of $3.78 per share, which is below the $4.25 fair value at date of grant.

Had compensation cost for the options granted to employees of the Company been determined based on the fair value method prescribed by SFAS No. 123, the Company's pro forma net income and earnings per share would have been as follows:

	Three Months Ended September 31,		Nine Months Ended September 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$6,763	$4,025	$13,042	$9,639
Add: Total stock-based employee compensation expense included in reported net income, net of tax	6	6	18	18
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax	—	—	—	—
Pro forma net income (loss)	$6,769	$4,031	$13,060	$9,657
Basic and diluted net income (loss) per share:
As reported	$0.28	$0.17	$0.55	$0.42
Pro forma	$0.28	$0.17	$0.55	$0.42

As further discussed in Note 9, on October 21, 2004, the Board of Directors adopted the 2004 Incentive Compensation Plan, under which options to purchase shares of the Company's common stock were granted on November 10, 2004.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Capitalized interest

The Company capitalizes interest costs as part of constructing power plant facilities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest costs amounted to approximately $461 and $94 for the nine month periods ended September 30, 2004 and 2003, respectively.

Lease accounting

In May 2003, the Emerging Issues Task Force ("EITF") reached consensus in EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement contains a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements, such as power purchase agreements, accounted for as leases. EITF Issue No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combinations on or after July 1, 2003. The adoption of EITF No. 01-8 effective July 1, 2003 did not have a material effect on the Company's financial position or results of operations. The Company assessed the power purchase agreements ("PPA's") acquired since July 1, 2003, and concluded that all such PPA's related to the Heber 1 and Heber 2, Steamboat 2/3, Steamboat Hills, and Puna projects contained a lease element requiring lease accounting. Accordingly, revenue related to the lease element of the PPA is presented as "lease" revenue, with the remaining revenue related to the production and delivery of the energy being presented as "energy and capacity" revenue in the accompanying consolidated statements of operations. Lease revenue related to the Heber 1 and 2 projects from the date of acquisition (December 18, 2003) to December 31, 2003 was not material.

2.    Acquisitions

Steamboat 2/3 Project

On February 11, 2004, the Company acquired 100% of the outstanding shares of capital stock of Steamboat Development Corp. ("SDC"), and certain real property ("Meyberg Property") from an unrelated party. SDC owned certain leasehold interests as a lessee in the two Steamboat 2/3 geothermal power plants and certain related geothermal leases. On February 13, 2004, the Company acquired all of the beneficial rights, title, and interest in the Steamboat 2/3 geothermal power plants from the lessor. The Company acquired SDC and the Meyberg Property to increase its geothermal power plant operations in the United States. The Company acquired the lessee and lessor positions of the Steamboat 2/3 geothermal power plants for a combined purchase price of approximately $82,000, plus transaction costs of approximately $800. The results of SDC's operations have been included in the consolidated financial statements since February 11, 2004.

Puna Project

On June 3, 2004, the Company completed the acquisition of 100% interests in Puna Geothermal Venture ("PGV") from an unrelated party for a purchase price of $71,231, including acquisition costs of $231. PGV operates a geothermal power plant ("Puna Project") located on the island of Hawaii. The Company purchased PGV to increase its geothermal power plant operations in the United States. The results of PGV's operations have been included in the consolidated financial statements since June 3, 2004.

The Puna Project was not in compliance with the threshold minimum performance requirements of its power purchase agreement at the time of the acquisition, and is currently not in compliance with

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

such requirements, which non-compliance has resulted in the imposition of sanctions that reduce the aggregate amounts of revenues payable to the Company from the power purchaser, and amounted to $40 for the period from June 3, 2004 to September 30, 2004. The Company is planning an enhancement to the project which is expected to rectify the situation.

The unaudited pro forma combined historical results, as if the Puna Project had been acquired on January 1, 2004, is presented below for the nine months ended September 30, 2004:

Nine months ended September 30, 2004
Revenues	$172,748
Net income	12,769
Basic and diluted income per share	$0.54

The pro forma results include (i) the elimination of interest expense related to the Puna Project's debt and interest rate swap agreements which were terminated as part of the acquisition and, (ii) the change in depreciation and amortization as a result of purchase accounting. The pro forma results are not necessarily indicative of what the actual results of operations would have been had the acquisition been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

Steamboat Hills Project

On May 20, 2004, the Company completed the acquisition of a 100% ownership interest in Yankee Caithness Joint Venture, L.P. ("Yankee") from unrelated parties for a purchase price of $20,261, including acquisition costs of $111. Yankee owns and operates a geothermal electric generation plant, located in Steamboat Springs, Nevada. The Company purchased Yankee to increase its geothermal power plant operations in the United States. Yankee was subsequently renamed Steamboat Hills. The results of SDC's operations have been included in the consolidated financial statements since May 20, 2004.

The Steamboat 2/3 Project, Meyberg Property, Puna Project, and the Steamboat Hills Project acquisitions have been accounted for under the purchase method of accounting and the acquired depreciable assets and intangibles are being depreciated over their estimated useful lives of three to 23 years.

The purchase price has been allocated based on independent valuations and management's estimates as follows:

	Steamboat 2/3 Project and Meyberg Property	Steamboat Hills Project	Puna Project	Total
Accounts receivable	$1,944	$—	$1,870	$3,814
Property, plant and equipment	78,719	20,809	55,763	155,291
Intangibles (power purchase agreements)	4,499	—	14,418	18,917
Accounts payable and other liabilities assumed	(1,455)	—	(179)	(1,634)
Asset retirement obligation	(941)	(548)	(641)	(2,130)
Total purchase price allocation	$82,766	$20,261	$71,231	$174,258

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

3.    Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials and purchased parts for assembly	$3,898	$2,181
Self-manufactured assembly parts and finished products	7,002	1,531
Total	$10,900	$3,712

The Company has entered into a contract to supply recovered energy power units to an unrelated entity, which in turn entered into an Engineering, Procurement and Construction ("EPC") contract with a utility. The Company is also currently in the process of negotiating a power purchase agreement with the utility to sell electricity to it. The existing supply contract with the original party is in the process of being canceled in the framework of the restructuring of the project, and the recovered energy power units will be used by the Company for the construction of the plant under the power purchase agreement. If that occurs, $3,200 will be reclassified from inventory to construction-in-process.

4.    Unconsolidated Investments

Unconsolidated investments in power plant projects consist of the following:

	September 30, 2004	December 31, 2003
Orzunil:
Investment	$3,238	$2,722
Advances	4,616	5,266
	7,854	7,988
Mammoth	35,998	38,772
OLCL (Leyte Project)	3,914	—
Total	$47,766	$46,760

The Company's equity in income of Orzunil was not significant for each of the periods presented in the accompanying financial statements.

The Mammoth Project

On December 18, 2003, the Company acquired a 50% interest in the Mammoth Project, which is comprised of three geothermal power plants. The purchase price was less than the underlying net equity of Mammoth by approximately $9,300. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. Accumulated amortization at September 30, 2004 amounted to approximately $464. Effective December 18, 2003, the Company operates and maintains the geothermal power plants under an O&M agreement. The Company's 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The condensed financial position as of September 30, 2004 and results of operations of Mammoth for the nine months ended September 30, 2004, are summarized below:

Condensed balance sheets:
Current assets	$9,213
Non-current assets	85,280
Current liabilities	1,080
Non-current liabilities	3,761
Stockholders' equity	89,652

Condensed statements of operations for the nine months ended September 30, 2004:
Net sales	$12,071
Gross margin (including depreciation expense of $4,000)	3,049
Net income	2,840
Company's equity in income of Mammoth:
50% of Mammoth net income	$1,420
Plus amortization of the equity basis difference	445
1,865
Less income taxes	(708)
$1,157

The Leyte Project

The Company holds an 80% interest in OLCL (which owns the Leyte Project), but as further discussed in Note 1, upon the adoption of FIN No. 46R, the balance sheet of OLCL was deconsolidated as of March 31, 2004, and the income and cash flow statements were deconsolidated effective April 1, 2004.

The condensed financial position as of September 30, 2004 and results of operations of OLCL for the six months ended September 30, 2004, are summarized below:

Condensed balance sheets:
Current assets	$5,925
Non-current assets	18,424
Current liabilities	5,596
Non-current liabilities	10,385
Stockholders' equity	8,368

Condensed statements of operations:
Net sales	$5,323
Gross margin (including depreciation expense of $2,900)	1,335
Net income	61
Company's equity in income of OLCL:
80% of OLCL net income	$49
Plus amortization of deferred revenue on intercompany profit ($3,000 unamortized balance at September 30, 2004)	526
Total	$575

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

OLCL's operating results for all periods prior to March 31, 2004 have been accounted for on the consolidated method of accounting, and effective April 1, 2004, the Company's ownership interest in OLCL is being accounted for using the equity method of accounting.

5.    Long-term Debt

Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

	September 30, 2004	December 31, 2003
Limited and non-recourse agreements:
Non-recourse agreements:
Eximbank Credit Agreement (Term loan)	$—	$19,049
Ormesa loan	13,063	15,473
Beal Bank Credit Agreement	152,182	154,500
Limited recourse agreements:
Credit facility agreement	17,750	19,915
	182,995	208,937
Less current portion	(21,358)	(15,686)
	$161,637	$193,251
Full recourse agreements with banks:
Loan one	$4,000	$5,000
Loan two	—	4,900
Loan three	4,167	6,667
Loan four	5,411	8,143
Loan five	5,428	6,786
Bridge loan	5,000	20,000
Loan agreement	20,000	—
Other	35	55
	44,041	51,551
Less current portion	(20,210)	(10,490)
Total	$23,831	$41,061
Senior secured notes (non recourse)	$189,785	$—
Less current portion	(3,279)	—
Total	$186,506	$—

Loan four

In July 2001, the Company entered into a $9,500 loan agreement with a bank, with principal payable in equal semi-annual payments that commenced in July 2003, and continue through July 2006. Interest is computed at LIBOR (2.20% at September 30, 2004) plus 1.0% and is payable annually. The Parent has provided a guarantee, whereby in the event that the Company fails to perform its obligation under the loan agreement, the Parent would be required to pay the bank the remaining outstanding balance of the loan. In July 2004 the Company committed to the lender to repay the entire loan no later than January 14, 2005 or convert the outstanding balance into a five year loan bearing interest at LIBOR plus 2.5%. In addition, the Company is subject to various restrictive covenants. If neither of the actions is taken, the lender is entitled to demand immediate repayment of the above loan. Subsequent to the balance sheet date, in November 2004, the loan was repaid.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Loan five

In May 2001, the Company, through Ormat Systems Ltd, a wholly owned subsidiary entered into a $9,500 loan agreement with a bank, with principal payable in equal semi-annual payments that commenced in May 2003, and continue through May 2006. Interest is computed at LIBOR (2.20% at September 30, 2004) plus 1% and is payable annually. The Parent has provided a guarantee, whereby in the event that the Company fails to perform its obligation under the loan agreement, the Parent would be required to pay the bank the remaining outstanding balance for the loan. In July 2004 the Company committed to the lender to repay the entire loan no later than January 14, 2005 or convert the outstanding balance into a five year loan bearing interest at LIBOR plus 2.5%. In addition, the Company is subject to various restrictive covenants. If neither of the actions is taken, the lender is entitled to demand immediate repayment of the above loan. Subsequent to the balance sheet date, in November 2004, the loan was repaid.

Senior secured notes

On February 13, 2004, the Company, through Ormat Funding Corporation ("OFC"), a wholly owned subsidiary, completed the issuance of 8.25% senior secured notes ("Notes") pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933 ("Offering"), amounting to $190,000, and received net cash proceeds of approximately $179,700 net of bond issuance costs of approximately $10,300, which have been included in deferred financing costs at September 30, 2004. The Notes have a final maturity date of December 30, 2020. Principal and interest on the Notes are payable in semi-annual payments that commenced on June 30, 2004. The Notes are collateralized by substantially all of the assets of OFC and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC, other than Ormesa LLC ("Ormesa"), which will be obligated to guarantee the Notes upon the earlier of (i) January 31, 2005, (ii) the date that all the obligations under the Ormesa Loan have been repaid in full, and (iii) the date that Ormesa is no longer prohibited pursuant to the terms of the Ormesa Loan from providing a guarantee. There are various restrictive covenants under the Note, which include limitations on additional indebtedness and payment of dividends.

The Company may redeem the Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a "make-whole" premium. Under certain conditions, as defined in the note agreement, the Company may be required to redeem the Notes at a redemption price ranging from 100.0% to 101.0% of the principal amount of the Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

OFC has agreed to file a registration statement with the Securities and Exchange Commission and offer to exchange the Notes for publicly registered exchange notes with substantially identical terms and consummate the exchange offer prior to January 8, 2005.

Ormesa Loan

On December 31, 2002, a wholly owned subsidiary of the Company ("Ormesa LLC"), that owns and operates the Ormesa Complex, entered into a credit facility agreement ("Ormesa Loan") amounting to $20,000 with a bank. Principal payments are payable in 20 varying quarterly payments that commenced in March 2003. As further discussed below, in connection with the Company's issuance of 8.25% senior secured notes, the Company has committed under the terms of the notes to repay in full the Ormesa Loan no later than January 31, 2005. Interest is computed at LIBOR (2.02% at September 30, 2004) plus 5%, and is also payable quarterly. The Ormesa Loan is collateralized by all of the assets of Ormesa LLC and the Company's ownership interest in Ormesa LLC. There are

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

various restrictive covenants under the Ormesa Loan, which include limitations on additional indebtedness and payments of dividends.

Loan agreement

In June 2004, the Company entered into a $20,000 loan agreement with a financial institution, with principal payable by November 2005. Interest is computed at LIBOR (2.02% at September 30, 2004) plus 1.45%, and is payable semi-annually. The Parent has provided a guarantee, whereby in the event that the Company fails to perform its obligation under the loan agreement, the Parent would be required to pay the bank the remaining outstanding balance of the loan.

Interest rate cap agreements

During the second quarter of 2004, the Company entered into two separate interest rate cap agreements ("Cap Transactions") with two different financial institutions pursuant to which the Company paid an aggregate of $3,820 to the financial institutions. The Cap Transactions are effective on March 30, 2007 and terminate on March 31, 2011. Under the terms of the Cap Transactions, the financial institutions are required to pay the Company the difference between the LIBOR rate and 6.0% (if LIBOR is greater than 6.0%), times the notional amount, which for each of the contracts will be $67,401 on the effective date and reduces each payment period, down to $49,633 upon termination. The fair value of the Cap Transactions at September 30, 2004 amounted to $2,183, and the decrease in the fair value of $1,637 has been recorded in the consolidated statement of operations as interest expense.

Restricted cash

Under the terms of the Notes and certain long-term debt agreements, the Company is required to maintain certain debt service reserve, cash collateral and operating fund accounts that have been classified as restricted cash and cash equivalents. Funds that will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and cash equivalents, with the remainder classified as non-current restricted cash and cash equivalents. Such amounts are invested primarily in money market accounts and preferred auction rated securities with a minimum investment grade of "AA". The Company considers all highly liquid instruments, with an original maturity of three months or less, to be cash equivalents. Certain of the restricted cash accounts can be replaced by a letter of credit, and as further described in Note 9, two letters of credit aggregating $11,769 were issued by the Company to release restrictions on funds that were used as a pledge against the OFC Notes and the Beal Bank Credit Agreement.

As required under the terms of the Notes, the Company has set aside approximately $25,800 ($19,400 at September 30, 2004), which has been classified as non-current restricted cash in the accompanying balance sheet, to replace the existing equipment at the Steamboat 1/1A project with more efficient equipment in order to optimize the geothermal resources available. After such replacement, the company will rename the Steamboat 1/1A project as the Galena project. The Company expects the re-powering will be complete and the project will achieve commercial operations no later than the end of 2005.

Finance arrangements

In connection with the acquisition transaction between OSL and the Parent, the Company amended certain terms of its debt related to Loans 1 and 4, and the Bridge Loan, pursuant to which the Company is subject to various financial covenants, including maintaining certain levels of debt service coverage ratios and a debt to equity ratio.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

6.    Transactions with Related Entities

Reimbursement agreement

On July 15, 2004, the Company entered into a reimbursement agreement with its Parent pursuant to which the Company agreed to reimburse its Parent for (1) any draws made on any standby letter of credits issued by the Parent for the Company and (2) any payments made under any guarantee provided by the Parent to the Company. Interest on any amounts owing pursuant to the reimbursement agreement is payable at a rate per annum equal to the Parent's average effective cost of funds plus 0.3% in U.S. dollars.

7.    Business Segments

The Company has two reporting segments that are aggregated based on similar products, market and operating factors; electricity and products segments. Such segments are managed and reported separately as each offers different products and serves different markets. The electricity segment is engaged in the sale of electricity according to power purchase agreements. The products segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller's business segment.

Summarized financial information concerning the Company's reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
Three months ended September 30, 2004:
Net revenues from external customers	$48,803	$14,480	$63,283
Operating income	21,766	770	22,536
Segment assets at period end	741,381	32,642	774,023
Three months ended September 30, 2003:
Net revenues from external customers	$21,494	$10,907	$32,401
Intersegment revenues	—	350	350
Operating income	8,025	267	8,292
Segment assets at period end	248,762	26,636	275,398
Nine months ended September 30, 2004:
Net revenues from external customers	$119,018	$43,971	$162,989
Operating income	43,419	4,722	48,141
Segment assets at period end	741,381	32,642	774,023
Nine months ended September 30, 2003:
Net revenues from external customers	$57,145	$26,929	$84,074
Intersegment revenues	—	7,130	7,130
Operating income	16,875	3,029	19,904
Segment assets at period end	248,762	26,636	275,398

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating income:
Operating income	$22,536	$8,292	$48,141	$19,904
Interest expenses, net	(11,865)	(2,126)	(31,306)	(5,813)
Non-operating income and other	76	48	221	326
Total consolidated net income from continuing operations before income taxes	$10,747	$6,214	$17,056	$14,417

8.    Commitments and Contingencies

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit and other financial guarantees obtained by the Parent and issued on behalf of the Company totaling $35,031 and $19,736 at September 30, 2004 and December 31, 2003, respectively.

In July 2004, the Company also entered into an agreement with a bank pursuant to which the Company has assumed, as the primary obligor, existing contingent obligations of approximately $17,200 in outstanding letters of credit that were previously obtained by the Parent under which the Parent was the primary obligor.

LOC Agreement

On June 30, 2004, a subsidiary of the Company entered into a letter of credit and loan agreement ("LOC Agreement") with a bank pursuant to which the bank agreed to issue one or more letters of credit aggregating to $15,000. The LOC Agreement expires on June 30, 2007, which shall be extended for successive one-year periods unless notice is provided by either the Company or the bank not to extend such expiration date. In the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants under the LOC Agreement, which include maintaining certain levels of tangible net worth, a leverage ratio, and a minimum coverage ratio. On July 1, 2004, a letter of credit amounting to $8,125, and on July 6, 2004, another letter of credit amounting to $3,644 were issued under this agreement, which have been used to replace cash on deposit in reserve funds that were used as a pledge against the OFC Notes and the Beal Bank Credit Agreement. The amount on one of the letters of credit will increase by $2,674 in December 2004.

Contingencies

In response to an order issued by a California State Court of Appeals, the California Public Utilities Commission ("CPUC"), has commenced an administrative proceeding in order to address short run avoided cost pricing for Qualifying Facilities for the period spanning from December 2000 to March 2001. The Court directed that the CPUC modify short run avoided cost pricing on a retroactive

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

basis to the extent that the CPUC determined that short run avoided cost prices were not sufficiently "accurate" or "correct." If the short run avoided cost prices charged during the period in question were determined by the CPUC to not be "accurate" or "correct," retroactive price adjustments could be required for any of the Company's Qualifying Facilities in California whose payments are tied to short run avoided cost pricing, including the Heber 1, Heber 2, Mammoth and Ormesa projects. Currently it is not possible to predict the outcome of such proceeding, but any retroactive price adjustment required to be made in relation to any of the Company's projects may require such projects to make refund payments which could materially affect the financial condition, future results and cash flow of the Company.

Steamboat Geothermal (SG), a wholly owned company that owns the Steamboat 1/1A Project, is party to litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. SG has initiated settlement discussions with the plaintiff and the Company believes that any outcome will not have a material impact on the Company's results of operations.

The Company is a defendant in various other legal suits in the ordinary course of business. It is the opinion of the Company's management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

Certain of the Company's projects are subject to contested FERC rulings whereby an adverse outcome could result in a refund of a portion of previous revenues and/or a reduction in future revenues from those projects. The outcome of these matters cannot be predicted at this time.

9.    Subsequent Events

Interest rate lock agreement

In anticipation of the Company's plans to refinance the cost of the Puna project, on October 12, 2004, the Company entered into a treasury rate lock agreement ("Rate Lock Agreement") with a financial institution, at a locked-in treasury rate of 4.2075%, with a notional amount of $62,500, and terminating on December 31, 2004 (the "Determination Date"). The rate lock is based on a 10-year treasury security that matures in August 2014. Pursuant to the Rate Lock Agreement, if the base treasury rate on the Determination Date is greater than 4.2075%, the counterparty will be required to pay the Company a floating amount; however, if the base treasury rate is less than 4.2075%, the company will be required to pay to the counterparty the floating amount. If the base treasury rate equals 4.2075% on the Determination Date, no payment will be required to be made by either party. Based on treasury rates and the yield curve on October 16, 2004, each 1 basis point difference between the locked-in rate and the base treasury rate equaled approximately $50.

Stock split

On October 21, 2004, the Board of Directors approved a 1-for-1.325444 reverse stock split of the Company's common stock. Accordingly, all common share and per common share amounts in the accompanying consolidated financial statements have been restated to give retroactive effect to the reverse stock split for all periods presented. The par value of the common stock remained at $0.001 per share. Additionally, the Company amended and restated its certificate of incorporation, pursuant to which the authorized capital stock of the Company was increased from 150,892,833 shares of $0.001 common stock immediately following the split to 200,000,000 authorized shares of $0.001 par value common stock.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Cash dividend

In accordance with our dividend policy, prior to the initial public offering, the Company's Board of Directors declared an interim dividend for 2004 of $2.,500 to Ormat Industries Ltd, which has not yet been paid.

2004 Incentive Compensation Plan

On October 21, 2004, the Company's Board of Directors adopted the 2004 Incentive Compensation Plan ("2004 Incentive Plan"), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 1,250,000 shares of the Company's common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. On November 10, 2004, the Company granted options to purchase 200,000 shares of common stock to employees and options to purchase 22,500 shares of common stock to non-employee directors at an exercise price of $15 per share. Such options will expire ten years from the date of grant, with options granted to employees vesting at 25.0%, 25.0% and 50.0%, in year two, three, and four, respectively, after the date of grant, and options granted to non-employee directors vesting one year after the filing of a registration statement by the Company on Form S-8 with the Securities and Exchange Commission with respect to the shares of common stock underlying such option grants.

Initial public offering

On November 16, 2004, the Company completed its initial public offering of 6,250,000 shares of common stock. In addition, 937,500 shares were sold pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after commissions and offering related expenses, were approximately $97,000.

Settlement Agreement

Subsequent to the balance sheet date, in December 2004, a Settlement Agreement and Mutual Release between IID and Ormesa LLC has been reached, under which ORMESA LLC agrees to pay the sum of $330 in full settlement of the claim.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements are based upon our current expectations and projections about future events. When used in this report, the words "believe", "anticipate", "intend", "estimate", "expect", "should", "may" and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in this Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations", but may be found in other locations as well. Such statements reflect our judgment as of the date of this quarterly report with respect to future events, the outcome of which is subject to certain risks and uncertainties, including but not limited to significant considerations, risks and uncertainties discussed in this quarterly report, operating risks, including equipment failures and the amounts and timing of revenues and expenses, geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation), environmental constraints on operations and environmental liabilities arising out of past or present operations, project delays or cancellations, financial market conditions and the results of financing efforts, political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate, the enforceability of the long-term power purchase agreements for our projects, contract counterparty risk, weather and other natural phenomena, the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy, changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations, current and future litigation, our ability to successfully identify, integrate and complete acquisitions, competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies, the effect of and changes in economic conditions in the areas in which we operate, market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate, the direct or indirect impact on our company's business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance, the risk factors set forth herein which may have a significant impact on our business, operating results or financial condition as well as other risks and uncertainties detailed from time to time in our filing with the Securities and Exchange Commission. Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. We undertake no obligation to update forward-looking statements even though our situation may change in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal power plants, and we also design, develop and build, and plan to own and operate, recovered energy-based power plants, in each case, using equipment that we design and manufacture. In addition, we sell the equipment we design and manufacture for geothermal electricity generation, recovered energy-based electricity generation, and other equipment for electricity generation to third parties. Our operations consist of two principal business segments. The first consists of the sale of electricity from our power plants, which we refer to as the Electricity Segment, while the second consists of the design, manufacturing and sale of equipment for electricity generation, the installation thereof and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants, which we refer to as the Products Segment.

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources. It will also include our planned investment in power plants producing electricity from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally, from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the nine months ended September 30, 2004, our Electricity Segment represented approximately 73.0% of our total revenues, while our Products Segment represented approximately 27.0% of our total revenues during such period.

Our Electricity Segment operations are conducted in the United States and throughout the world. We are the fastest growing geothermal power generation company in the United States, measured by growth in generating capacity. We have increased our net ownership interest in generating capacity by 164 MW between December 31, 2002 and September 30, 2004, of which 152 MW was attributable to our acquisition of geothermal power plants from third parties and 12 MW was attributable to increased generating capacity of our existing geothermal power plants resulting from plant technology upgrades and improvements to our geothermal reservoir operations, which include improving methods of heat source supply and delivery. Since January 1, 2001, we have completed various acquisitions of geothermal power plants in the United States with an aggregate acquisition cost, net of cash received, of $502.3 million. We also own and operate or control and operate geothermal projects in Guatemala, Kenya, Nicaragua and the Philippines. Our net ownership in our generating capacity has increased from 94 MW, as of December 31, 2001, to 305 MW as of September 30, 2004. Total revenues from the sales by our electricity segment by our power plants for the nine months ended September 30, 2004 were $119.0 million.

Our Products Segment operations are also conducted in the United States and throughout the world. We are the fastest growing geothermal power generation company in the United States, measured by growth in generating capacity. For the nine months ended September 30, 2004, revenues attributable to our Products Segment were $44.0 million. We expect that an important component of our Products Segment will be the design, manufacturing and sale of recovered energy products, which is a market opportunity we have identified that we expect will allow us (in our Electricity Segment) and potential customers (in our Products Segment) to utilize waste heat for the purpose of producing electricity.

Our Electricity Segment is characterized by relatively predictable revenues generated by our power plants pursuant to long-term power purchase agreements, with terms which are generally up to 20 years. By contrast, revenues attributable to our Products Segment, which are based on the sale of equipment and the provision of various services to our customers are far less predictable and may vary significantly from period to period. Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, our management typically focuses on the internal rate of return of the relevant investment, relevant technical and geological matters and other relevant business considerations. Additionally, as part of our Electricity Segment, our management evaluates our operating projects based on the performance of such projects in terms of revenues and expenses in contrast to projects that are under development, which our management evaluates based on costs attributable to each such project. Our management evaluates the performance of our Products Segment based on the timely delivery of our products, performance quality of our products and costs actually incurred to complete customer orders as compared to the costs originally budgeted for such orders.

During the third quarter and nine months ended September 30, 2004, our total revenues increased by 95% (from $32.4 to $63.3 million) and 94% (from $84.1 to $163.0 million), respectively, over the same periods last year. It is important to note, however, that the third quarter and nine months ended September 30, 2004 is the first period in which our total revenues included revenues generated by power plants that we acquired during the twelve months preceding September 30, 2004. The third quarter results include all revenues generated by the acquired power plants during the quarter, and the nine-month results include part of the revenues generated by the acquired power plants. Accordingly, our results for the third quarter and nine months ended September 30, 2004 may not be comparable with our results for the same periods in 2003, and a comparison of these results may not be indicative of future results.

The profitability of our acquisition and expansion strategy is reflected by the growth in our net income, which increased to $6.8 million for the third quarter of 2004 compared with $4.0 million for the same period last year. Net income for the nine months ended September 30, 2004 rose to $13.0 million from $9.6 million for the same period last year. There can be no assurance, however, that our operations will continue to achieve this level of profitability. Please review the section below entitled "Factors that could affect future results" for a description of the risks that may affect our business.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation due to increasing gas prices and as a result of newly enacted legislative and regulatory incentives, such as state renewable portfolio standards. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards as the most significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	We have experienced significant growth through the acquisition and enhancement of geothermal power plants. As a result of such acquisitions, we expect an increase in our consolidated revenues and operating profits for the current fiscal year, as compared to our consolidated revenues and operating profits for the fiscal year ended December 31, 2003. For the three months ended September 30, 2004, our Electricity Segment revenues, which included revenues generated by power plants that we acquired during the twelve months preceding September 30, 2004, are $27.3 million higher compared to the same period in 2003.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 18 states, including California, Nevada and Hawaii (where we have been the most active in our geothermal development and in which all of our U.S. projects are located). In each of these states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	Outside of the United States, we expect that a variety of governmental initiatives, including the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage "clean" renewable and sustainable energy sources, will create new opportunities for the development of new projects as well as create additional markets for our remote power units and other products.

•	We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We are initially targeting the North American market and, thereafter, we intend to leverage our success in such market in order to expand such operations throughout the world. If our expectations regarding the growth in demand for our recovered energy units are not met, we may not be able to generate the revenues we expect from such operations.

•	In the short term, we may experience a decline in our revenues attributable to our Products Segment as we currently do not have any new orders to replace large existing contracts for products. In pursuing new orders, we participate in tenders for projects and proposals for installations and identify and monitor markets which utilize or plan to utilize geothermal energy and in which geothermal resources are available. While a decline in the revenues attributable to our Products Segment may have an adverse impact on our results of operations for the relevant periods, we do not expect that any such decline would have a material adverse effect on our liquidity and capital resources over the short-term. Over the long-term, we intend to continue to pursue growth in our recovered energy business, which may help to offset any potential adverse impact on our results of operations for the relevant periods.

•	We expect to continue to generate the majority of our revenues from the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	We expect that our financing expenses during the current fiscal year will increase, as compared to our financing expenses for the fiscal year ended December 31, 2003, as we financed the majority of our recent acquisitions with long-term non- and limited-recourse financing.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Such risks include the ongoing privatization of the electricity industry in the Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest and strengthening of unions in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain political risk insurance as an attempt to mitigate such risks, such insurance does not provide complete coverage with respect to all such risks.

•	We do not expect the current low interest rate environment to continue in the foreseeable future. Any increases in interest rates that impact our existing financings or future financings could increase the aggregate amount of our interest expenses and thus could have an adverse effect on our results of operations.

•	We have experienced recent increases in the cost of raw materials required for our equipment manufacturing activities, which we believe have resulted primarily from increased demand in the Chinese market for such raw materials and increases in the cost of transportation of our products. An increase in such costs may have an adverse effect on our financial condition and results of operations.

Revenues

We generate our revenues primarily from the sale of electricity from our geothermal power plants, the design, manufacturing and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements; however, such revenues are subject to seasonal variations, as more fully described below in the section entitled "Seasonality". Our power purchase agreements generally provide for the payment of capacity payments, energy payments, or both. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our power purchase agreements provide for bonus payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser's short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others). As required by Emerging Issues Task Force No. 01-8, Determining Whether an Arrangement Contains a Lease, we assessed all of our power purchase agreements acquired since July 1, 2003, and concluded that all such agreements related to our Heber 1 and 2, Steamboat 2/3, Steamboat Hills, and Puna projects contained a lease element requiring lease accounting. Accordingly, revenues related to the lease element of the agreements are presented as "lease" revenue, with the remaining revenue related to the production and delivery of the energy presented as "energy and capacity" revenue in our financial statements. As the lease revenue and the energy and capacity revenues are derived from the same arrangement and both fall within our electricity segment, we analyze such revenues, and related costs, on a combined basis for management purposes.

Revenues attributable to our Products Segment are generally unpredictable because larger customer orders for our products are typically a result of our participating in, and winning, tenders issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies such as the customer's ability to raise the necessary financing for such project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, our revenues from our Products Segment fluctuate (and at times, extensively) from period to period.

The following table sets forth a breakdown of our revenues by segment for the reporting periods:

	Revenues (in thousands)				% of revenues for period indicated
	Three Months ended September 30,		Nine Months ended September 30,		Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Revenues
Electricity Segment	$48,803	$21,494	$119,018	$57,145	77.1%	66.3%	73.0%	68.0%
Products Segment	14,480	10,907	43,971	26,929	22.9%	33.7%	27.0%	32.0%
Total	$63,283	$32,401	$162,989	$84,074	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended September 30, 2004, 89.2% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 61.4% for the same period in 2003, and for the nine months ended September 30, 2004, 83.9%, as compared to 55.6% for the same period in 2003. The percentage of our total revenues attributable to the sale of electricity in the United States has increased significantly, as compared to the percentage of our total revenues that is attributable to the sale of electricity by our foreign projects. Such increase is largely attributable to our recent acquisition of various projects in the United States. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
United States	89.2%	61.4%	83.9%	55.6%
Foreign	10.8%	38.6%	16.1%	44.4%

Historically, revenues attributable to our Products Segment, after giving effect to the elimination of intercompany balances, have been derived primarily from outside of the United States, which is reflective of the historical demand in the United States described elsewhere in this report. Since 2003, we have begun to generate revenues attributable to our Products Segment in the United States as well. However, as a result of the volatility and unpredictability of the revenues attributable to our Products Segment and the low impact that a few sales or EPC contracts can have on the geographic distribution of such revenues, the geographical distribution of such revenues may not be indicative of any developing trends or of our future results.

Seasonality

The demand for the electricity generated by our domestic projects and the prices paid for such electricity pursuant to our power purchase agreements are subject to seasonal variations. The demand for electricity from the Heber 1 and Heber 2 project, the Mammoth project and the Ormesa project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison Company, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variation in Nevada. Similarly, the demand for electricity from the Puna project is balanced due to the equatorial temperature in Hawaii (with less pronounced temperature variations during the year). In California, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes in prices during the year payable pursuant to our power purchase agreements for the Puna project and the Nevada projects.

In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by the power purchaser in California in the summer months as a result of the increase in demand and in prices has a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

Breakdown of Expenses

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as salaries, equipment expenses, cost of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts and third-party services, are not incurred on a regular basis, which results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter.

Payments made to government agencies and private entities as compensation for the use of the relevant geothermal resources and site leases where plants are located are included in cost of revenues.

Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of operating expenses in cost of revenues, and are paid as a percentage of the revenues derived from the associated geothermal resources.

Products Segment

The principal expenses attributable to our Products Segment include materials, salaries and related employee benefits, expenses related to subcontracting activities, transportation expenses, sales commissions to sales representatives and royalties pertaining to government participation in our research and development programs at a rate of 3.5% of the proceeds recovered from the sale of products which were developed pursuant to such research and development programs.

Some of the principal expenses attributable to our Products Segment, such as a portion of the costs related to labor, utilities and other support services, are fixed and, in order to maintain our current production and construction capability, must be incurred, notwithstanding the revenues attributable to our Products Segment. As a result, the cost of revenues attributable to our Products Segment, expressed as a percentage of total revenues, is often very volatile. To date, our management has made the strategic decision to maintain our production and construction capacity and, therefore, maintain the fixed cost component of the total costs attributable to our Products Segment at the current level. Another reason for such volatility is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2004 increased to $29.6 million from $8.9 million as of December 31, 2003, principally due to the additional cash received from the operating activities of the acquired projects and proceeds from the issuance of the senior secured notes. On November 16, 2004, we completed an initial public offering of shares of our common stock on the New York Stock Exchange. We raised proceeds of $100.3 million net of the underwriters' proceeds. This amount includes the underwriters' exercise of their over-allotment option, but excludes the expenses of the offering.

Results of Operations

Our historical operating results as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of the effects that (i) our recent acquisitions and enhancements of acquired projects and (ii) volatility in revenues of our Products Segment, in each case, have had on our historical operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	77.1	66.3	73.0	68.0
Products Segment	22.9	33.7	27.0	32.0
	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Electricity Segment	51.4	50.4	55.2	57.8
Products Segment	75.3	82.3	77.4	71.6
	56.8	61.1	61.2	62.2
Gross margin:
Electricity Segment	48.6	49.6	44.8	42.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Products Segment	24.7	17.7	22.6	28.4
	43.2	38.9	38.8	37.8
Operating expenses:
Research and development expenses	0.6	1.0	1.0	1.4
Selling and marketing expenses	2.6	7.2	3.4	6.0
General and administrative expenses	4.4	5.0	4.9	6.8
Operating income	35.6	25.6	29.5	23.7

Other income (expense):
Interest income	0.1	0.7	0.3	0.6
Interest expense	(18.5)	(7.0)	(19.1)	(7.3)
Foreign currency translation and transaction loss	(0.3)	(0.2)	(0.4)	(0.3)
Other non-operating income	0.1	0.1	0.1	0.4
Income before income taxes, minority interest and equity in income of investees	17.0	19.2	10.5	17.1

Income tax provision	(6.6)	(6.6)	(3.8)	(5.1)
Minority interest in earnings of subsidiaries	—	(0.5)	(0.1)	(0.7)
Equity in income of investees	0.3	0.3	1.4	0.3
Income before cumulative effect of change in accounting principle	10.7	12.4	8.0	11.7
Cumulative effect of change in accounting principle	—	—	—	(0.2)
Net income	10.7	12.4	8.0	11.5

Comparison of the Three Months Ended September 30, 2004 and the Three Months Ended September 30, 2003

Total Revenues

Total revenues for the three months ended September 30, 2004 were $63.3 million, as compared with $32.4 million for the three months ended September 30, 2003, which represented a 95.3% increase in total revenues. This increase is primarily attributable to additional revenues being generated from the Heber 1 and Heber 2 project, which we acquired in December of 2003, the Steamboat 2/3 project, which we acquired on February 13, 2004, the Steamboat Hills project, which we acquired on May 20, 2004 and the Puna project, which we acquired on June 3, 2004. This increase in revenues is also due to an additional $3.6 million in revenues generated by our Products Segment during the third quarter.

Electricity Segment

	Three Months ended September 30,
	2004	2003
	(in millions)
Heber 1 and Heber 2 Project	$19.6	$0.0
Steamboat Project	3.5	0.0
Puna Project	6.7	0.0
Steamboat Hills Project	0.9	0.0
Other Projects	18.1	21.5
Total	$48.8	$21.5

Revenues attributable to our Electricity Segment for the three months ended September 30, 2004 were $48.8 million, as compared with $21.5 million for the three months ended September 30, 2003, which represented a 127.0% increase in such revenues. As noted above, such increase is principally due to our acquisition activities. The decrease in revenues from other projects is due to the deconsolidation of the Leyte project as of April 1, 2004, which represented $3.1 million of our revenues for the three months ended September 30, 2003.

Products Segment

Revenues attributable to our Products Segment for the three months ended September 30, 2004 were $14.5 million, as compared with $10.9 million for the three months ended September 30, 2003, which represented a 32.8% increase in such revenues. This increase resulted from added revenues of $3.6 million, principally attributable to two large geothermal projects (Mokai and Wairakei) during the three-month period ended September 30, 2004.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2004 was $36.0 million, as compared with $19.8 million for the three months ended September 30, 2003, which represented an 81.6% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2004 and the three months ended September 30, 2003 were 56.8% and 61.1%, respectively.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2004 was $25.1 million, as compared with $10.8 million for the three months ended September 30, 2003, which represented a 131.3% increase in cost of revenues for such segment. The three months ended September 30, 2004 included $10.3 million, $2.1 million $0.9 million and $2.3 million, respectively, of cost of revenues attributable to the Heber 1 project and the Heber 2 project, the Steamboat 1/1A and Steamboat 2/3 projects, the Steamboat Hills project and the Puna project as compared to the three months ended September 30, 2003, during which such projects were not included in our results of operations. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2004 (51.4%) was slightly higher than the percentage for the three months ended September 30, 2003 (50.4%). This marginal increase is primarily due to the deconsolidation of the Leyte project as of April 1, 2004, of which the cost of revenues as a percentage of the project's revenues for the three months ended September 30, 2003 was 48.0%, which is lower than the average cost of revenues.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended September 30, 2004 was $10.9 million, as compared with $9.0 million for the three months ended September 30, 2003, which represented a 21.6% increase in cost of revenues related to such segment. Such $1.9 million increase in cost of revenues during the relevant period in 2004 was due to an increase in the volume of sales, as compared to the relevant period in 2003. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the three months ended September 30, 2004 was 75.3% and for the three months ended September 30, 2003 was 82.3%. The decrease was primarily attributable to the fixed nature of much of our cost of revenues, such as salaries, depreciation, expenses related to maintaining operations, utilities and property expenses.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2004 were $0.4 million, as compared with $0.3 million for the three months ended September 30, 2003, which represented a 8.0% increase in research and development expenses. Such increase was in the ordinary course of our operations and does not represent any significant change in our research and development program or our ability to maintain and continue to develop our technologies and operations and reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2004 were $1.6 million, as compared with $2.3 million for the three months ended September 30, 2003, which represented a 29.6% decrease in selling and marketing expenses due to the timing of incurring such expenses. Selling and marketing expenses for the three months ended September 30, 2004 constituted 2.6% of total revenues for such period, as compared with 7.2% for the three months ended September 30, 2003. Such 4.6% decrease is principally attributable to the fixed cost nature of certain of our selling and marketing expenses as compared to a larger revenue base. The larger revenue base was principally attributable to an increase in the revenues generated by our Electricity Segment. Once a project is in operation and generates electricity, selling and marketing expenses attributable to such project are relatively insignificant.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2004 were $2.8 million, as compared with $1.6 million for the three months ended September 30, 2003, which represented a 70.1% increase in general and administrative expenses. Such increase was principally attributable to an increase in professional services fees related to our business development activities in the United States. General and administrative expenses for the three months ended September 30, 2004 constituted 4.4% of total revenues for such period, as compared with 5.0% for the three months ended September 30, 2003. Such decrease is principally attributable to the fixed cost nature of certain of our general and administrative expenses as compared to a larger revenue base.

Interest Expense

Interest expense for the three months ended September 30, 2004 was $11.7 million, as compared with $2.3 million for the three months ended September 30, 2003, which represented a 415.5% increase in such interest expense. Approximately $3.7 million of such increase was attributable to the interest expenses incurred by certain of our subsidiaries in connection with the Beal Bank financing and approximately $4.4 million of such increase was attributable to the interest expenses incurred in connection with the issuance by Ormat Funding, on February 13, 2004, of $190.0 million of senior secured notes. The remaining increase was principally attributable to an increase in parent company loans.

Income Taxes

The effective tax rate for the three months ended September 30, 2004 and September 30, 2003 was 39.1% and 34.3%, respectively. The lower effective rate for the three months ended September 30, 2003 was primarily due to the tax holiday in the Philippines that was applicable in 2003, but not in 2004.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended September 30, 2004 was $0.2 million, as compared with $0.1 million for the three months ended September 30, 2003. Such increase was principally attributable to the income generated in connection with our 50.0% equity interest in the Mammoth project, which was acquired in December, 2003 and which accounted for $0.4 million for the three months ended September 30, 2004, and was further attributable to an increase of $0.1 million from the Zunil project. Such increases were offset by a loss generated in connection with our 80% equity interest in the Ormat Leyte project, which was deconsolidated as of April 1, 2004 (as a result of the application of FIN No. 46) and which accounted for $0.4 million.

Net Income

Net income for the three months ended September 30, 2004 was $6.8 million, as compared with $4.0 million for the three months ended September 30, 2003. Net income as a percentage of our total revenues for the three months ended September 30, 2004 was 10.7%, as compared with 12.4% for the three months ended September 30, 2003. Such decrease in percentage was principally attributable to an increase in our financing expenses relating to the financing of the acquisition of the Heber 1 project, Heber 2 project and Steamboat 2/3 project, offset by the increase in gross margin due to these acquisitions.

Comparison of the Nine Months Ended September 30, 2004 and the Nine Months Ended September 30, 2003

Total Revenues

Total revenues for the nine months ended September 30, 2004 were $163.0 million, as compared with $84.1 million for the nine months ended September 30, 2003, which represented a 93.9% increase in total revenues. Such increase was attributable to additional revenues being generated from the Heber 1 and Heber 2 projects that were acquired in December of 2003, the Steamboat 2/3 project that was acquired on February 13, 2004, the Steamboat Hills project that was acquired on May 20, 2004 and the Puna project that was acquired on June 3, 2004. Such increase in revenues was also due to an additional $17.1 million received from the sale of products during such period.

Electricity Segment

	Nine Months ended September 30,
	2004	2003
	(in millions)
Heber 1 and Heber 2 Project	$47.0	$0.0
Steamboat Project	10.4	0.0
Puna Project	8.5	0.0
Steamboat Hills Project	1.4	0.0
Other Projects	51.7	57.1
Total	$119.0	$57.1

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2004 were $119.0 million, as compared with $57.1 million for the nine months ended September 30, 2003, which represented a 108.3% increase in such revenues. As noted above, such increase is principally due to our acquisition activities. The decrease in revenues from other projects is due primarily to the deconsolidation of the Leyte project as of April 1, 2004, which represented $9.5 million of our revenues for the nine months ended September 30, 2003, whereas it only represented $3.1 million of our revenues for the nine months ended September 30, 2004.

Products Segment

Revenues attributable to our Products Segment for the nine months ended September 30, 2004 were $44.0 million, as compared with $26.9 million for the nine months ended September 30, 2003, which represented a 63.3% increase in such revenues. This increase resulted from added revenues of $17.1 million, principally attributable to two large geothermal projects (Mokai and Wairakei) during the nine-month period ended September 30, 2004.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2004 was $99.7 million, as compared with $52.3 million for the nine months ended September 30, 2003, which represented a 90.7% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2004 and the nine months ended September 30, 2003 were 61.2% and 62.2%, respectively.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2004 was $65.7 million, as compared with $33.0 million for the nine months ended September 30, 2003, which represented a 99.0% increase in cost of revenues for such segment. The nine months ended September 30, 2004 included $27.6 million, $5.7 million, $1.1 million and $3.4 million, respectively, of costs of revenues attributable to the Heber 1 project and the Heber 2 project, the Steamboat 1/1A and Steamboat 2/3 projects, the Steamboat Hills project and the Puna project as compared to the nine months ended September 30, 2003, during which such projects were not included in our results of operations. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2004 (55.2%) was slightly lower than the percentage for the nine months ended September 30, 2003 (57.8%) because as a percentage of revenues, total cost of revenues for our newly acquired projects were slightly lower than the projects in our portfolio prior to such acquisitions. This was offset slightly by the deconsolidation of the Leyte project as of April 1, 2004, for which the cost of revenues as a percentage of total Electricity Segment revenues for the nine months ended September 30, 2003, was 45.5%, which is lower than the average cost of revenues.

Products Segment

Total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2004 was $34.0 million, as compared with $19.3 million for the nine months ended September 30, 2003, which represented a 76.5% increase in cost of revenues related to such segment. Such $14.7 million increase in cost of revenues during the relevant period in 2004 was due to an increase in the volume of sales, as compared to the same period in 2003. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2004 was 77.4% and for the nine months ended September 30, 2003 was 71.6%. The lower percentage of cost of revenues in 2003 resulted from cancellation of a provision recorded in 2002 for the construction of a project following negotiations with a customer.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2004 were $1.6 million, as compared with $1.2 million for the nine months ended September 30, 2003, which represented a 29.8% increase in research and development expenses. Such increase was in the ordinary course of our operations and does not represent any significant change in our research and development program or our ability to maintain and continue to develop our technologies and operations and reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2004 were $5.6 million, as compared with $5.0 million for the nine months ended September 30, 2003, which represented a 11.7% increase due to an increase in activities. Selling and marketing expenses for the nine months ended September 30, 2004 constituted 3.4% of total revenues for such period, as compared with 6.0% for the nine months ended September 30, 2003. Such decrease is principally attributable to the fixed cost nature of certain of our selling and marketing expenses as compared to a larger revenue base. The larger revenue base was principally attributable to an increase in the revenues generated by our Electricity Segment. Once a project is in operation and generates electricity, selling and marketing expenses attributable to such project are relatively insignificant.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2004 were $8.0 million, as compared with $5.7 million for the nine months ended September 30, 2003, which represented a 40.6% increase in general and administrative expenses. Such increase was principally attributable to an increase in professional services fees related to our business development activities in the United States. General and administrative expenses for the nine months ended September 30, 2004 constituted 4.9% of total revenues for such period, as compared with 6.8% for the nine months ended September 30, 2003. Such decrease is attributable to the fixed cost nature of certain of our general and administrative expenses as compared to a larger revenue base.

Interest Expense

Interest expense for the nine months ended September 30, 2004 was $31.2 million, as compared with $6.1 million for the nine months ended September 30, 2003, which represented a 410.7% increase in such interest expense. Approximately $10.4 million of such increase was attributable to the interest expenses incurred by certain of our subsidiaries in connection with the Beal Bank financing (including $1.6 million of marked to market expenses relating to an interest rate cap agreement) and approximately $10.7 million of such increase was attributable to the interest expenses incurred in connection with the issuance by Ormat Funding, on February 13, 2004, of $190.0 million of senior secured notes. The remaining increase was principally attributable to an increase in parent company loans.

Income Taxes

The effective tax rate for the nine months ended September 30, 2004 and September 30, 2003 was 36.1% and 29.9%, respectively. The lower effective rate for the nine months ended September 30, 2003 was primarily due to the tax holiday in the Philippines that was applicable in 2003, but not in 2004.

Equity in Income of Investees

Our participation in the income generated from our investees for the nine months ended September 30, 2004 was $2.2 million, as compared with $0.3 million for the nine months ended September 30, 2003. Such increase was principally attributable to (i) the income generated in connection with our 50.0% equity interest in the Mammoth project, which was acquired in December, 2003 and which accounted for $1.2 million of such income for the nine months ended September 30, 2004, (ii) income generated in connection with our 80% equity interest in the Ormat Leyte project which was deconsolidated as of April 1, 2004 (as a result of the application of FIN No. 46) and which accounted for $0.6 million and (iii) $0.1 million from Zunil.

Net Income

Net income for the nine months ended September 30, 2004 was $13.0 million, as compared with $9.6 million for the nine months ended September 30, 2003, which represented an increase of 35.3% in our net income. Net income as a percentage of our total revenues for the nine months ended September 30, 2004 was 8.0%, as compared with 11.5% for the nine months ended September 30, 2003. Such decrease in percentage was principally attributable to an increase in our financing expenses relating to the financing of the acquisitions of the Heber 1 and Heber 2 projects and the Steamboat 2/3 project, and the refinancing of existing projects, offset by the increase in gross margin due to these acquisitions.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been derived from cash from operations, proceeds from parent company loans, third party debt in the form of borrowings under credit facilities, issuance of non-recourse bonds and project financing. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs. Most recently we have increased our liquidity position and raised capital through the issuance of equity through an IPO.

In 2003, we entered into a loan agreement with Ormat Industries, which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries' average effective cost of funds plus 0.3% percent in U.S. dollars, which represented a rate of 7.5% for the advances made during year 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of September 30, 2004, the outstanding balance of the loan was approximately $143.2 million.

Pursuant to the terms of a capital note, as further amended on September 20, 2004, Ormat Industries converted outstanding balances owed by us to Ormat Industries into a subordinated non-interest bearing loan in an amount equal to NIS 240.0 million. Upon demand by Ormat Industries, we will be required to repay the loan in full at any time after November 30, 2007. The final maturity of the loan is December 30, 2009. In accordance with the terms of such note, we will not be required to repay any amount in excess of $50 million (using the exchange rate existing on the date of such note).

Our third-party debt is composed of two principal categories. The first consists of project finance debt or acquisition financing that we or our subsidiaries have incurred for the purpose of developing and constructing our projects or refinancing projects or for the acquisition of our projects. The second consists of debt incurred by us or our subsidiaries for general corporate purposes. Orcal Geothermal, one of our subsidiaries, has incurred a non-recourse project finance loan from Beal Bank, for the purpose of financing, in part, the acquisition of the Heber 1 and Heber 2 projects and our 50% ownership interest in the Mammoth project, of which $152.2 million was outstanding as of September 30, 2004, bearing an interest rate of the greater of 7.125% or LIBOR plus 5.125% per annum. On February 13, 2004, Ormat Funding, one of our subsidiaries, issued 8¼% senior secured notes in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project, of which $189.8 million was outstanding as of September 30, 2004. The Bank Hapoalim project finance debt, of which $17.7 million was outstanding as of September 30, 2004, bearing an interest rate of LIBOR plus 2.375% per annum on tranche one of the loan and LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $15.2 million was outstanding as of September 30, 2004, bearing an interest rate of 6.54% per annum, were each incurred by our relevant subsidiaries to finance the Momotombo project and the Leyte project, respectively.

The second category of our third party debt includes the following loans: (i) a $20.0 million credit facility from United Mizrahi Bank, of which $20.0 million was outstanding as of September 30, 2004, bearing an interest rate of LIBOR plus 1.2% per annum, (ii) a $20.0 million credit facility from Bank Leumi, of which $5.0 million was outstanding as of September 30, 2004, bearing an interest rate of LIBOR plus 1.5% per annum, (iii) medium term loans from Bank Continental, of which $10.8 million was outstanding as of September 30, 2004, and which we are obligated to repay no later than January 14, 2005 or otherwise refinance with Bank Hapoalim or one of its affiliates, bearing an interest rate of LIBOR plus 1% per annum; (iv) a medium term loan from Bank Hapoalim, of which $4.0 million was outstanding as of September 30, 2004, bearing an interest rate of LIBOR plus 1.7% per annum; and (v) a medium term loan from Israel's Industrial Development Bank, of which $4.2 million was outstanding as of September 30, 2004, bearing an interest rate of LIBOR plus 1.8% per annum. Our payment obligations under such credit facilities are all currently guaranteed by our parent.

From time to time, Bank Leumi has issued, as security for certain of our obligations, performance letters of credit in favor of our customers. Our parent is the counterparty with respect to such letters of credit. Pursuant to certain existing agreements with our parent, we are required to pay to our parent a guarantee fee with respect to such letters of credit (and other guarantees) and are responsible to reimburse our parent for any draw or payment made under these letters of credit or guarantees. As of September 30, 2004, the outstanding aggregate amount available to be drawn under these letters of credit was $16.4 million.

In connection with the acquisition of the power business, we have entered into certain agreements with each of Bank Hapoalim, Bank Leumi, United Mizrahi Bank and Israel's Industry Development Bank. Under these agreements, in exchange for such banks' release of our parent's guarantee and a release of their security interest over the assets our subsidiary, Ormat Systems, acquired from our parent, we and Ormat Systems agreed to certain negative covenants, including, but not limited to, a prohibition on (1) creating any floating charge or any permanent pledge, charge or lien over its assets without obtaining the prior written approval of the lender, (2) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender and (3) selling, assigning, transferring, conveying or disposing of all or substantially all of its assets and, in some cases, compliance with certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which will apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, will result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

We have also entered into an agreement with Bank Hapoalim pursuant to which we have assumed our parent's existing obligations to Bank Hapoalim with respect to approximately $18.6 million of outstanding letters of credit.

Our subsidiary, Ormat Nevada, has also entered into a letter of credit agreement with Hudson United Bank, which is described in further detail under "Off-Balance Sheet Arrangements" below.

We do not expect that any third party debt that we, or any of our subsidiaries, will incur in the future will be guaranteed by our parent.

Most of the loan agreements to which we or our subsidiaries are a party contain cross-default provisions with respect to other material indebtedness owed by us to any third party.

We currently intend to refinance the acquisition cost of the Puna project by the first quarter of 2005. In connection with such potential refinancing, we are currently in discussions with an international financial institution regarding the refinancing of the acquisition cost of the Puna project, which will involve our relevant project subsidiary's entering into a leveraged lease financing transaction. In anticipation of such financing, we have entered into a rate lock agreement with Lehman Brothers Special Financing, Inc. to provide interest rate protection for such financing. Such forward rate agreement and its implications are further described under "Exposure to Market Risks" below.

In 2003, one of our lenders granted a waiver with respect to the failure of our parent company for its fiscal year 2001 and 2002 to meet certain financial ratios contained in its guarantee relating to our loan agreement with such lender. We provided no consideration for such waiver. As of September 30, 2004, the balance outstanding pursuant to such loan agreement was $4.0 million.

Other than the non-compliance noted above, our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

In accordance with our dividend policy, prior to the initial offering we have declared an interim dividend of $2.5 million for 2004 to our parent company, Ormat Industries, which has not yet been paid.

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months ended September 30,
	2004	2003
	(in thousands)
Net cash provided by operating activities	$38,876	$27,096
Net cash used in investing activities	(223,954)	(20,136)
Net cash provided by (used in) financing activities	205,844	(29,698)
Net increase (decrease) in cash and cash equivalents	$20,766	($22,738)

For the Nine Months Ended September 30, 2004

Net cash provided by operating activities for the nine months ended September 30, 2004 was $38.9 million, as compared with $27.1 million for the nine months ended September 30, 2003. Such increase was principally attributable to the addition of cash flows from the operating activities of the Heber 1 and Heber 2 projects, Steamboat 2/3 project, Steamboat Hills project and Puna project whose revenues during the nine months ended September 30, 2004 amounted to $47.1 million, $10.4 million, $1.5 million and $8.5 million, respectively.

Net cash used in investing activities for the nine months ended September 30, 2004 was $224.0 million, as compared with $20.1 million for the nine months ended September 30, 2003. The principal factors that affected the increase in the use of our cash flow for investing activities during the current period were the aggregate amount of cash paid for acquisitions, net of cash received, which, for the nine months ended September 30, 2004, as a result of the acquisitions of the Steamboat 2/3 project, the Puna project and the Steamboat Hills project, were equal to $82.8 million, $71.2 million and $20.3 million respectively, in addition to the increase in our restricted cash and cash equivalents during such period, which was equal to $34.2 million resulting primarily from the issuance by Ormat Funding of its 8¼% senior secured notes in the amount of $190.0 million. A portion of the proceeds from the issuance of such senior secured notes was escrowed and reserved for additional investments for the Galena project and for the purpose of repayment of the loan extended by United Capital to fund the acquisition of the Ormesa project.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $205.8 million, as compared with $29.7 million used in financing activities for the nine months ended September 30, 2003. The principal factors that affected the cash flow provided by financing activities during the nine months ended September 30, 2004 were the proceeds from the issuance of the senior secured notes in order to finance the acquisition of the Steamboat 2/3 project and to refinance the acquisition of the Ormesa, Brady, Mammoth and Steamboat 1/A projects, the proceeds from United Mizrahi Bank loan and net proceeds from parent company loans in the amount of $51.2 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $5.0 million for the next two years for the acquisition of machinery and equipment and for an office building.

Enhancement of existing plants

To the extent not otherwise described below, we expect that the following enhancements of our existing power plants will be funded from internally generated cash or other available corporate resources, which we expect to subsequently refinance with non or limited-resource debt at the project level.

Mammoth Project Enhancement.    Mammoth-Pacific, L.P. plans to commence an estimated $7.5 million enhancement program of the Mammoth project, consisting primarily of drilling activities,

which we believe will result in an increase in the output of the project of 30,500 MWh per year and is expected to be completed by January of 2006. A substantial portion of the funds required for such enhancement have been earmarked by us and our partners for such enhancement program.

Heber Projects Enhancement.    In connection with the Heber 1 and Heber 2 projects, we are currently pursuing an enhancement program consisting of geothermal field optimization, the drilling of an additional well at the Heber 2 project and the adding of additional Ormat Energy Converter ("OEC") units at the Heber 1 and Heber 2 project, in order to increase the generating capacity of the Heber 1 and Heber 2 project by an estimated 18 MW, for an estimated total budgeted investment of approximately $28.0 million. Such enhancement program will be funded from cash generated by the Heber 1 and Heber 2 project and other liquidity sources.

Steamboat Hills Project Enhancement.    In connection with the Steamboat Hills project, we plan to add a further OEC unit and perform associated work in order to increase the output of the power plant by an estimated 7.5 MW for an estimated total budgeted investment of approximately $10.0 million that will be funded with funds available to us either from operating cash flow or from available cash or from corporate loans. Such enhancement is currently scheduled to be completed in 2006.

Puna Project Enhancement.    In connection with the Puna project, an approximately $22.0 million enhancement program is currently planned and is intended to increase the output of the project by an estimated 6.5 MW and to improve its reliability. We expect that such enhancement program will be completed in 2007.

Ormesa Project Enhancement.    In connection with the Ormesa project, we plan to drill one additional well, add a further OEC unit and replace existing units in order to increase the output of the project by an estimated 10 MW. A preliminary budget is under preparation and we expect that any related capital expenditures will be funded by us from internally generated cash.

Construction of New Projects

Initially, we intend to fund the construction projects described below from internally generated cash, existing parent company loans and short-term debt. We currently do not contemplate obtaining any new loans from our parent company.

Galena Re-Powering.    We have commenced the design and construction phase of the re-powering of the Galena project and expect to complete the project by the end of 2005. The estimated $23.0 million of costs attributable to such enhancement will be funded from proceeds received by Ormat Funding in connection with its issuance of its senior secured notes, which are currently deposited in an escrow account, and will be released in accordance with the progress of the construction phase for such enhancement. We expect that the investment will increase the total output of the Steamboat complex by 13 MW.

Desert Peak 2 and Desert Peak 3 Projects.    In connection with the Desert Peak 2 project, we have already drilled the necessary production wells and expect to begin the manufacturing and construction of the associated power plant shortly, which manufacturing and construction is expected to be completed in 2006. The total construction cost for the construction of the 15 MW power plant is estimated to be between $30.0 million and $35.0 million that will be funded with funds available to us either from operating cash flow or from available cash or from corporate loans. The construction of the Desert Peak 3 project is expected to be completed in 2007.

Amatitlan Project.    The Amatitlan project, which is in its final engineering stage, is scheduled to be completed in 2006 and the aggregate construction cost related to such project is estimated at approximately $40.0 million that will be funded with funds available to us either from operating cash flow or from available cash or from corporate loans.

Other than the enhancements and new projects described above, and a possible enhancement to the Ormesa project which is in the early stages of conceptual design, we do not anticipate any other material capital expenditures in the near term for any of our operating projects, other than ordinary maintenance requirements, which we typically fund with internally generated cash.

New Supply Order for Products

On December 9, 2004, we announced receipt of a purchase order valued at approximately $16.9 million, to supply 102 remote power units for communications and cathodic protection along a pipeline on the Sakhalin Island in the Russian Federation. The order is subject to final approval by the end customer, which is expected to be received by the end of December, 2004. Delivery of the units is expected to take place between August, 2005 and March, 2006.

Exposure to Market Risks

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently not significant, principally because our long-term power purchase agreements have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2007, the energy payments payable under the power purchase agreements for the Heber 1 project and Heber 2 project, the Ormesa project and the Mammoth project will be determined by reference to the relevant power purchaser's short run avoided costs. In addition, under certain of the power purchase agreements for our projects in Nevada, the price that Sierrra Pacific Power Company pays for energy and capacity is based upon its short run avoided costs. We estimate that energy payments will represent approximately two-thirds of those projects' revenues after 2007 and as a result, expect that there will be some volatility in the revenues received from such projects.

As of September 30, 2004, 45.5% of our consolidated long-term debt (excluding amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate fluctuation risk. However, as of such date, 54.5% of our debt was in the form of a floating rate exposing us to changes in interest rates in connection therewith. In order to mitigate such risks, we have acquired an interest rate cap of 6.0% with respect to the LIBOR component of the interest rate applicable to the Beal Bank loan from 2007 to 2011. Ormat Systems has also entered into an interest rate swap transaction relating to the Bank Continental loan in order to mitigate the risk of LIBOR fluctuations in connection with such loan. Pursuant to such swap, Ormat Systems pays a fixed interest rate of 2.26% instead of the three-month LIBOR rate applicable to the loan and receives a variable interest rate of the three-month LIBOR rate on specific transaction dates. Each transaction date occurs every three months for an additional eight periods beginning on August 23, 2004 through May 22, 2006. The LIBOR three-month interest rate is set on each transaction date. The method used in determining the expected cash flows is the Constant Maturity Swaps for future LIBOR rates. The outstanding balance of such loan and notional amount of such swap as of September 30, 2004 was $5.4 million. Giving effect to such financial instruments, as of September 30, 2004, $369.6 million of our debt, including $142.5 million owed to our parent, is subject to some floating rate risk. As such, we are exposed to changes in interest rates with respect to our long term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $1.8 million. See "Liquidity and Capital Resources" above for further discussion of our debt instruments.

In anticipation of our plans to refinance the acquisition cost of our Puna project, on October 12, 2004, we entered into a rate lock agreement with Lehman Brothers Special Financing, Inc., at a locked-in treasury rate of 4.2075%, with a notional amount of $62.5 million, and terminating on December 31, 2004 (referred to as the determination date). The rate lock is based on a 10-year treasury security (referred to as the base treasury rate) that matures in August 2014. Pursuant to such agreement, if the base treasury rate, on the determination date is greater than 4.2075%, our counterparty will be required to pay us a floating amount; however, if the base treasury rate is less than 4.2075%, we will be required to pay to our counterparty the floating amount. If the base treasury rate equals 4.2075% on the determination date, no payment will be required to be made by either party. Based on treasury rates and the yield curve on October 16, 2004, each 1 basis point difference between the locked-in rate and the base treasury rate equaled approximately $50,000.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the new Israeli shekel. Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary's ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary's overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can arise when the currency-denomination of a particular contract is not the U.S. dollar. All of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Currently, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits and Preferred Auctioned Rate Securities, which we refer to as PARS (deposits of entities with a minimum investment grade rating of AA (by Standard & Poor's Ratings Services)). We do not expect that a 300 basis point increase or decrease from current interest rates would have a material adverse effect on our financial position, but will have an effect on our results of operations and cash flows.

Effects of Inflation

We do not expect that the low inflation environment of recent years in most of the countries in which we operate will continue. To address rising inflation, some of our contracts include certain mitigating factors against any inflation risk. In connection with the Electricity Segment, inflation may directly impact an expense incurred for the operation of our projects, hence increasing the overall operating cost to us. The negative impact of inflation may be partially offset by price adjustments built into some of our power purchase agreements that could be triggered upon such occurrences. As energy payments pursuant to the power purchase agreements for the Mammoth project (after April 2007), Ormesa project (after April 2007), Heber 1 project and Heber 2 project (after April 2007) and Steamboat 1/1A project change to our power purchasers' underlying short run avoided cost, to the extent that inflation causes an increase in the short run avoided cost of our power purchaser, higher energy payments could have an offsetting impact to any inflation-driven increase in our expenses. Similarly, the energy payments pursuant to the power purchase agreements for the Brady project, Steamboat 2/3 project, the Steamboat Hills project and the Galena project increase every year through the end of the relevant terms of such agreements; however, such increases are not directly linked to the CPI. Lease payments are generally fixed, while royalty payments are generally determined as a percentage of revenues and therefore are not significantly impacted by inflation.

The recent price increase in the cost of raw materials that we use in our Products Segment has not been due to inflation but rather to a high demand for such raw materials, which we believe mainly to result from demand generated by the Chinese market. This may cause a reduction in the profitability of our Products Segment, as well as an increase in the capital costs of our projects under construction and enhancement.

Overall, we believe that the impact of inflation on our business will not be significant.

Contractual Obligations and Commercial Commitments

The following table sets forth our material principal obligations as of September 30, 2004, excluding interest (in thousands):

	Payment of Principal Due By Period
	Remaining Total	Q4/2004	2005	2006	2007	2008	Thereafter
Long-Term non-recourse & limited recourse debt	$182,996	$3,713	$19,141	$9,456	$11,386	$12,931	$126,370
Long-Term recourse debt	44,041	16,707	24,333	1,000	1,000	1,000	0
Non-recourse Senior Notes due 2020	189,785	296	6,090	9,611	8,932	7,835	157,022
Ormat Industries notes payable	193,187	0	22,047	31,647	31,647	31,647	76,200
Total	$610,009	$20,716	$71,611	$51,713	$52,964	$53,412	$359,592

The following table sets forth our interest payments payable in connection with our contractual obligations as of September 30, 2004 (in thousands):

	Payment of Interest Due By Period
	Remaining Total	Q3-Q4/ 2004	2005	2006	2007	2008	Thereafter
Long-Term non-recourse & limited recourse debt	$120,537	$3,144	$13,109	$12,404	$11,871	$11,054	$68,953
Long-Term recourse debt	1,866	462	1,174	125	78	27	0
Non-recourse Senior Notes due 2020	154,122	7,959	15,725	15,143	14,353	13,666	87,276
Ormat Industries notes payable	32,370	2,685	10,412	8,347	5,941	3,545	1,440
Total	$308,895	$14,251	$40,420	$36,020	$32,243	$28,292	$157,669

Interest on the Senior Notes due in 2020 is fixed at a rate of 8.25%. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates). Accordingly, for purposes of the above calculation of interest payments pertaining to variable rate debt, the methodology used to determine future LIBOR rates was the use of Constant Maturity Swaps.

Off-Balance Sheet Arrangements

On June 30, 2004, our subsidiary, Ormat Nevada, entered into a Letter of Credit Agreement with Hudson United Bank, pursuant to which Hudson United Bank agreed to issue one or more letters of credit in an aggregate face amount of up to $15.0 million. As of the date hereof, two letters of credit have been issued pursuant to this facility. The first was issued in favor of the trustee for the 8¼% senior secured notes, for a face amount of $8.1 million, which will be increased by an additional amount of $2.7 million as of December 31, 2004. The second was issued in favor of Beal Bank, for a face amount of $3.6 million. Such letters of credit have been issued to substitute for current restricted cash balances in respective reserve accounts. The unrestricted cash resulting from this exchange is being used for working capital and the reduction of outstanding bank debt.

On July 15, 2004, we entered into a reimbursement agreement with Ormat Industries, pursuant to which we agreed to reimburse Ormat Industries for any draws made on any standby letter of credit issued by Ormat Industries that is subject to the guarantee fee agreement between us and Ormat Industries and any payments made under any guarantee provided by Ormat Industries subject to such agreement. Interest on any amounts owing pursuant to the reimbursement agreement is paid in U.S. dollars at a rate per annum equal to Ormat Industries' average effective cost of funds plus 0.3%, which currently amounts to 7.5%.

Some of our customers require our project subsidiaries to post letters of credit in order to guarantee their respective performance under relevant contracts. We are also required to post letters of credit to secure our obligations under various leases and licenses and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. In addition, our subsidiary, Ormat Systems, is required from time to time to post performance letters of credit in favor of our customers with respect to orders of products.

Bank Hapoalim has issued such performance letters of credit in favor of our customers from time to time. Initially, our parent, Ormat Industries, was Bank Hapoalim's counterparty on such letters of credit and we paid our parent a guarantee fee and were responsible to reimburse our parent for any draw under these letters of credit. In connection with the acquisition transaction between Ormat Systems and our parent, we have assumed such letters of credit and are now the direct counterparty of Bank Hapoalim on such letters of credit. As of September 30, 2004, the aggregate amount available to be drawn under these letters of credit was $18.6 million. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions.

As of the date hereof, we have not had a draw presented against any letter of credit issued or provided on our behalf and do not believe that it is likely that any claims will be made under a letter of credit in the foreseeable future.

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers, Sierra Pacific Power Company, Southern California Edison Company, Hawaii Electric Light Company, PNOC-Energy Development Corporation, The Kenya Power and Lighting Company Limited and two electric distribution companies who are assignees of Empresa Nicaraguense de Electricidad. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Historically, Southern California Edison Company accounted for 47.2% and 32.4% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and 43.7% and 28.1% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively. Southern California Edison Company is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 10.7% and 8.3% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and 12.2% and 9.8% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

PNOC-Energy Development Corporation accounted for 0.0% and 9.6% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and 2.0% and 11.2% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

The two electric distribution companies who are assignees of Empresa Nicaraguense de Electricidad accounted for 4.3% and 8.3% of our total revenues for the three months ended September 30, 2004 and 2003, respectively, and 5.3% and 10.3% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

The Kenya Power & Lighting Co. Ltd. accounted for 4.1% and 7.4% of our total revenues for the months ended September 30, 2004 and 2003, respectively, and 4.5% and 8.4% of our total revenues for the nine months ended September 30, 2004 and 2003, respectively.

Following the acquisition of the Puna project, Hawaii Electric Light Company has become one of our key customers, accounting for approximately 10.6% and 5.2% of our total revenues for the three and nine months ended September 30, 2004.

Government Grants and Tax Benefits

Our subsidiary, Ormat Systems, has received "approved enterprise" status under Israel's Law for Encouragement of Capital Investments of 1959, with respect to two of its investment programs. One such approval was received in 1996 and the other was received in May 2004. As an approved enterprise, our subsidiary is exempt from Israeli income taxes with respect to revenues derived from the approved investment program for a period of two years commencing on the year it first generates profits from the approved investment program, and thereafter such revenues are subject to a reduced Israeli income tax rate of 25.0% for an additional five years. These benefits are subject to certain conditions set forth in the certificate of approval from Israel's Investment Center, which include, among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length, and that there will be no change in control of, on a cumulative basis, more than 49% of Ormat Systems' capital stock (including by way of a public offering) without the prior written approval of the Investment Center.

Prior to 2003, our research and development efforts were partially funded through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry and Trade. We currently have no such grants available or outstanding. Under Israeli law, we are required to pay royalties to the Israeli government based on revenues derived from the sale of products developed with the assistance of such grants. The applicable royalty rate ranges from 3.0% to 5.0%, and the amount of royalties required to be paid are capped at the amount of the grants received (in U.S. dollars). The outstanding balance of grants provided after January 1, 1999 accrue interest at a rate equal to the 12-month LIBOR, as published on the first day of the calendar year in which the particular grant was approved. Because the royalties are payable only from revenues, if any, derived from the relevant products, we only recognize a royalty expense to the government upon delivery of the product to our customers.

Critical Accounting Policies

Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Such estimates are based on management's experience, the terms of existing contracts, management's observance of trends in the geothermal industry, information provided by our customers and information available to management from other outside sources, as appropriate. Such estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include:

Revenues.    Revenues related to the sale of electricity from our geothermal power plants and capacity payments paid in connection with such sale are recorded based upon output delivered and capacity provided by such power plants at rates specified pursuant to the relevant power purchase agreements. Revenues generated from engineering and operating services and sales of products and parts are recorded once the service is provided or product delivery is made, as applicable. Revenues generated from the construction of geothermal power plant equipment, on behalf of third parties, is recognized on the percentage completion method, which is the relationship between costs actually incurred and total estimated costs to completion. Such cost estimate is made by management in part based on prior operations and in part based on specific project characteristics and designs. If management's estimates utilized with respect to our Products Segment of total estimated costs to completion are inaccurate, then the percentage of completion will also be inaccurate and thus lead management to over or under-estimate the gross margins for our Products Segment. Selling, general and administrative costs are charged as and when incurred. Provisions for estimated losses relating to contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from the application of penalty provisions in relevant contracts and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Impairment of long-lived assets and long-lived assets to be disposed of.    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net undiscounted cash flows expected to be generated by the relevant asset. The significant assumptions that we use in estimating our undiscounted future cash flows include (i) projected generating capacity of the project and rates to be received under the respective power purchase agreements, and (ii) projected operating expenses of the relevant project. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors relating to our business. Our review of existing factors and the resulting appropriate carrying value of our long-lived assets are subject to judgment and estimates that management is required to make. We believe that no impairment exists for our long-lived assets; however future estimates as to the recoverability of such assets may change based on revised circumstances.

Obligations associated with the retirement of long-lived assets.    Effective January 1, 2003, we adopted SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. Pursuant to SFAS No. 143, entities are required to record the fair market value of any legal liability related to the retirement of any of its assets in the period in which such liability is incurred. Our liabilities related to the retirement of our assets include our obligation to capping wells upon termination of our operating activities, the dismantling of our geothermal power plants upon cessation of our operations and the performance of certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related long-lived asset. Such liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity either settles the obligation for its recorded amount or incurs a gain or a loss with respect thereto, as applicable. We estimate the costs related to such liabilities, and if such estimates are incorrect, then the capitalized costs and carrying amount of the related long-lived asset will change and as a result may affect our financial condition.

Derivative instruments.    SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless such instruments are exempted from derivative treatment as a normal purchase and normal sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

We maintain a risk management strategy that incorporates the use of interest rate swaps and interest rate caps to minimize significant fluctuation in cash flows and/or earnings that is caused by interest rate volatility. Gain or loss on contracts that initially qualify for cash flow hedge accounting are included as a component of other comprehensive income and are subsequently reclassified into earnings when interest on the related debt is paid. Gain or loss on contracts that are not designated to qualify as a cash flow hedge is included as a component of interest expense.

We were required to adopt and have become subject to the provisions of SFAS No. 133 Derivative Implementation Group ("DIG") Issue No. C15 (DIG Issue No. C15), Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, which expands the requirements for the normal purchase and normal sales exception to include electricity contracts entered into by a utility company when certain criteria are met. Also, pursuant to DIG Issue No. C15, contracts that have a price adjustment clause based on an index that is not directly related to the electricity generated, as defined in SFAS No. 133, do not meet the requirements for the normal purchases and normal sales exception. We have power sales agreements that qualify as derivative instruments under DIG Issue No. C15 and do not meet the exception as they have a price adjustment clause based on an index that does not directly relate to the sources of the power used to generate the electricity. Our adoption of the provisions of DIG Issue No. C15 in 2002 did not have a material impact on our consolidated financial position and results of operations.

In June 2003, the FASB issued DIG Issue No. C20, Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. DIG Issue No. C20 specified additional circumstances in which a price adjustment feature in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 was effective as of the first day of the fiscal quarter beginning after July 10, 2003, or October 1, 2003 for us. DIG Issue No. C20 requires contracts that did not previously qualify for the normal purchases and normal sales scope exception, and do qualify for the exception under DIG Issue No. C20, to freeze the fair value of the contract as of the date of the initial application, and amortize such fair value over the remaining contract period. Upon our adoption of DIG Issue No. C20, we elected the normal purchase and normal sales scope exception under FAS No. 133 related to our power purchase agreements. Such adoption did not have a material impact on our consolidated financial position and results of operations.

Accounting for income taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. Such differences result in deferred tax assets and liabilities which are included on our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that such recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in our statement of operations. Management uses significant judgment in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in a particular jurisdiction in which we operate and in which we have net operating loss carry-forwards for which a deferred tax valuation allowance has been established, we may be required to adjust our valuation allowance.

Stock-based compensation.    We account for stock-based compensation based on the provisions of Accounting Board Opinion No. 25, Accounting for Stock Issued to Employees, which we refer to as APB 25, which states that no compensation expense is required to be recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of common stock on the relevant grant date. In the event that stock options are granted at a price that is lower than the fair market value on the relevant date, the difference between the fair market value of the common stock and the exercise price of the stock options is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period applicable to the stock option. We have adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as it relates to stock options granted to employees, which requires pro forma net income to be disclosed based on the fair value of the options granted at the date of the relevant grant.

Recent accounting pronouncements

Consolidation of variable interest entities

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, which we refer to as FIN No. 46, as amended by FIN No. 46R in December 2003. Among other things, FIN No. 46R generally deferred the effective date of FIN No. 46 to the quarter ended March 31, 2004. The objectives of FIN No. 46R are to provide guidance on the identification of Variable Interest Entities, which we refer to as VIEs, for which control is achieved through means other than ownership of a majority of the voting interest of an entity, and how to determine which company (if any), as the primary beneficiary, should consolidate such VIE. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity's economic variability.

Effective as of March 31, 2004, we adopted FIN No. 46R. In connection with the adoption of FIN No. 46R, we concluded that Ormat-Leyte Co. Ltd., in which we have an 80% ownership interest, should be deconsolidated. Ormat-Leyte Co. Ltd.'s operating results were accounted for using the consolidated method of accounting for the three-month period ended March 31, 2004 and, effective April 1, 2004, our ownership interest in Ormat-Leyte Co. Ltd. is accounted for using the equity method of accounting.

Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting and reporting treatment for derivative instruments, including certain derivatives embedded in other contracts, and hedging activities under SFAS No. 133. The amendments set forth in SFAS No. 149 require that contracts with comparable characteristics be accounted for as derivative instruments. SFAS No. 149 clarifies the circumstances under which a contract meets the characteristics of a derivative instrument according to SFAS No. 133 and clarifies when a derivative instrument contains a financing component that warrants special reporting in the statement of cash flows. The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging arrangements designated after June 30, 2003. We adopted the provisions of SFAS No. 149 effective July 1, 2003, which did not have a material impact on our consolidated results of operations and financial position as of December 31, 2003.

Accounting for certain financial instruments with characteristics of both liability and equity

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the company. The requirements of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, effective the first interim period beginning after June 15, 2003. For financial instruments created prior to the issuance date of SFAS No. 150, a transition is achieved by reporting the cumulative effect of a change in accounting principle. We adopted the provisions of SFAS No. 150 effective July 1, 2003, which did not have a material impact on our consolidated results of operations and financial position as of December 31, 2003.

Determining whether an arrangement contains a lease

In May 2003, the Emerging Issues Task Force ("EITF") reached consensus in EIFT Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement contains a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements, such as power purchase agreements, accounted for as leases. EITF No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combinations on or after July 1, 2003. The adoption of EITF No. 01-8 effective July 1, 2003 did not have a material effect on our financial position or results of operations. Power purchase agreements acquired as part of the projects purchased since July 1, 2003 (Heber 1 and 2, Steamboat 2/3, Steamboat Hills, and Puna projects), contain lease elements within the scope of SFAS 13. Accordingly, for the nine months ended September 30, 2004, revenues and costs associated with the lease element of the power purchase agreements that were acquired since July 1, 2003 have been presented as "lease" revenue, with the remaining revenue related to the production and delivery of the energy being presented as "energy and capacity" revenue in our financial statements. Lease revenue related to the Heber 1 and 2 projects from the date we acquired it (December 18, 2003) to December 31, 2003 was not material.

Obligations associated with the retirement of long-lived assets

For a discussion of SFAS No. 143, please see the discussion set forth above.

Factors that Could Affect Future Results

Because of the following factors, as well as other variables affecting our business, operating results or financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our financial performance depends on the successful operation of our geothermal power plants, which is subject to various operational risks.

We depend upon the successful operation of our subsidiaries' geothermal power plants. In connection with such operations, we derived approximately 73.0% of our total revenues for the nine months ended September 30, 2004 from the sale of electricity. The cost of operation and maintenance and the operating performance of geothermal power plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

•	regular and unexpected maintenance and replacement expenditures;

•	shutdowns due to the breakdown or failure of our equipment or the equipment of the transmission serving utility;

•	labor disputes;

•	the presence of hazardous materials on our project sites; and

•	catastrophic events such as fires, explosions, earthquakes, floods, releases of hazardous materials, severe storms or similar occurrences affecting our projects or any of the power purchasers or other third parties providing services to our projects.

Any of these events could significantly increase the expenses incurred by our projects or reduce the overall generating capacity of our projects and could significantly reduce or entirely eliminate the revenues generated by one or more of our projects, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow.

Our exploration, development, and operation of geothermal energy resources is subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our projects.

Our business involves the exploration, development and operation of geothermal energy resources. These activities are subject to uncertainties, which vary among different geothermal reservoirs and are in some respects similar to those typically associated with oil and gas exploration, development and exploitation, such as dry holes, uncontrolled releases and pressure and temperature decline, all of which can increase our operating costs and capital expenditures or reduce the efficiency of our power plants. Prior to our acquisition of the Steamboat Hills project, one of the wells related to the project experienced an uncontrolled release. In addition, the high temperature and high pressure in the Puna project's geothermal energy resource requires special reservoir management and monitoring. Further, since the commencement of their operations, several of our projects have experienced geothermal resource cooling in the normal course of operations. The temperature of the geothermal resource at our Heber 1 project has declined since the project commenced operations and, as a result, the project currently operates at a level that is close to the minimum performance requirements set forth in the project's power purchase agreement. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal projects depends on different factors directly related to the geothermal resource, such as the heat content (the relevant composition of temperature and pressure) of the geothermal reservoir, the useful life (commercially exploitable life) of the reservoir and operational factors relating to the extraction of geothermal fluids. Our geothermal energy projects may suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time. In addition, we may fail to find commercially viable geothermal resources in the expected quantities and temperatures, which would adversely affect our development of geothermal power projects.

Additionally, geothermal active areas, such as the areas in which our projects are located, are subject to frequent low-level seismic disturbances. Serious seismic disturbances are possible and could result in damage to our projects or equipment or degrade the quality of our geothermal resources to such an extent that we could not perform under the power purchase agreement for the affected project, which in turn could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances.

Our business development activities may not be successful and our projects under construction may not commence operation as scheduled despite the expenditure of significant amounts of capital.

We are currently in the process of developing and constructing a number of new power plants. Our success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering and construction agreements and power purchase agreements, receipt of required governmental permits, obtaining adequate financing, and the timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these matters or doing so on a timely basis. Although we may attempt to minimize the financial risks attributable to the development of a project by securing a favorable power purchase agreement, obtaining all required governmental permits and approvals and arranging adequate financing prior to the commencement of construction, the development of a power project may require us to incur significant expenses for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.

Currently, we have power plants under development or construction in the United States, Kenya, Guatemala, China and El Salvador, and we intend to pursue the expansion of some of our existing plants and the development of other new plants. Our completion of these facilities is subject to substantial risks, including:

•	unanticipated cost increases;

•	shortages and inconsistent qualities of equipment, material and labor;

•	work stoppages;

•	inability to obtain permits and other regulatory matters;

•	failure by key contractors and vendors to timely and properly perform;

•	adverse environmental and geological conditions (including inclement weather conditions); and

•	our attention to other projects;

any one of which could give rise to delays, cost overruns, the termination of the plant expansion, construction or development or the loss (total or partial) of our interest in the project under development, construction or expansion.

We may be unable to obtain the financing we need to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations.

Our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse or limited recourse debt obligations. As of September 30, 2004, we had approximately $610.0 million of total consolidated indebtedness (including indebtedness to our parent company in the amount of $193.2 million), of which approximately 61.1% represented non-recourse debt and limited recourse debt held by our subsidiaries. Each of our projects under development or construction and those projects and businesses we may seek to acquire or construct will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms.

Market conditions and other factors may not permit future project and acquisition financings on terms similar to those our subsidiaries have previously received. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis and the costs of such capital are dependent on numerous factors, including general economic and capital market conditions, credit availability from banks, investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the country where the project is located and the continued existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our projects on a substantially non-recourse or limited recourse basis, we may have to finance them using recourse capital such as direct equity investments, parent company loans or the incurrence of additional debt by us.

Also, in the absence of favorable financing options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

Our foreign projects expose us to risks related to the application of foreign laws, taxes, economic conditions, labor supply and relations, political conditions and policies of foreign governments, any of which risks may delay or reduce our ability to profit from such projects.

We have substantial operations outside of the United States that generated revenues in the amount of $61.7 million for the nine-month period ended September 30, 2004, which represented 37.9% of our total revenues for such nine-month period. Our foreign operations are subject to regulation by various foreign governments and regulatory authorities and are subject to the application of foreign laws. Such foreign laws or regulations may not provide for the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our projects in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the projects that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such projects. Our foreign operations are also subject to significant political, economic and financial risks, which vary by country, and include:

•	changes in government policies or personnel;

•	changes in general economic conditions;

•	restrictions on currency transfer or convertibility;

•	changes in labor relations;

•	political instability and civil unrest;

•	changes in the local electricity market;

•	breach or repudiation of important contractual undertakings by governmental entities; and

•	expropriation and confiscation of assets and facilities.

In particular, the Philippines is in the midst of an ongoing privatization of the electric industry, and in Guatemala the electricity sector was partially privatized and it is currently unclear whether further privatization will occur in the future. Such developments may affect our existing Leyte and Zunil projects and the Amatitlan project currently under construction if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers. In Nicaragua, there is potential labor unrest and strengthening of labor unions, which may adversely affect our Momotombo project. In Kenya, the new government elected in 2002 is making an effort to deliver on campaign promises to reduce the price of electricity and is applying pressure on independent power producers, such as our Olkaria III project, to lower their tariffs. In addition, Kenya's new government is considering a further restructuring and privatization of the electricity industry and may divide Kenya Power & Lighting Co. Ltd., the power purchaser for our Olkaria III project, into separate entities and then privatize one or more of such resulting entities. A material tariff reduction or any break-up and potential privatization of Kenya Power & Lighting Co. Ltd. may adversely affect our Olkaria III project. We have recently held discussions with the Kenyan government and Kenya Power & Lighting Co. Ltd. regarding, among other things, the construction of Phase II of the Olkaria III project in Kenya and the provision of certain collateral and government support. We must notify Kenya Power & Lighting Co. Ltd., by April 17, 2005, whether we will proceed to construct Phase II of the Olkaria III project and, if we notify Kenya Power & Lighting Co. Ltd. that we will not proceed with such construction, then the portion of the current power purchase agreement applicable to Phase II of the Olkaria III project will be terminated (but the current portion applicable to Phase I will be unaffected). If we fail to provide such notification we will be required to construct Phase II and reach commercial operations by May 31, 2007 in order to avoid the application of financial penalties, or at the latest by April 17, 2008 in order to avoid termination of the entire power purchase agreement. In addition, if we do not proceed with the construction of Phase II, we may lose some or all of our investment relating to Phase II, which is approximately $22.4 million as of September 30, 2004.

Although we generally obtain political risk insurance in connection with our foreign projects, such political risk insurance does not mitigate all of the above-mentioned risks. In addition, insurance proceeds received pursuant to our political risk insurance policies, where applicable, may not be adequate to cover all losses sustained as a result of any covered risks and may at times be pledged in favor of the lenders to a project as collateral. Also, insurance may not be available in the future with the scope of coverage and in amounts of coverage adequate to insure against such risks and disturbances.

Our foreign projects and foreign manufacturing operations expose us to risks related to fluctuations in currency rates, which may reduce our profits from such projects and operations.

Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary's ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary's overall expenses. In addition, the imposition by foreign governments of restrictions on the transfer of foreign currency abroad or restrictions on the conversion of local currency into foreign currency would have an adverse effect on the operations of our foreign projects and foreign manufacturing operations and may limit or diminish the amount of cash and income that we receive from such foreign projects and operations.

A significant portion of our net revenue is attributed to payments made by power purchasers under power purchase agreements. The failure of any such power purchaser to perform its obligations under the relevant power purchase agreement or the loss of a power purchase agreement due to a default would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow.

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. Southern California Edison Company, Hawaii Electric Light Company, PNOC-Energy Development Corporation and Sierra Pacific Power Company have accounted for 43.7% of our revenues for the nine months ended September 30, 2004. Neither we nor any of our affiliates make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement and nothing in this report should be construed as such a representation.

There is a risk that any one or more of the power purchasers may not fulfill their respective payment obligations under their power purchase agreements. For example, as a result of the energy crisis in California, Southern California Edison Company withheld payments it owed under various of its power purchase agreements with a number of power generators (such as the Ormesa, Heber 1, Heber 2, and Mammoth projects) payable for certain energy delivered between November 2000 and March 2001 under such power purchase agreements until March 2002. In the case of our Ormesa project (which we acquired in April 2002), such payments were withheld by Southern California Edison Company for some period of time prior to our purchase. If any of the power purchasers fails to meet its payment obligations under its power purchase agreements, it could materially and adversely affect our business, financial condition, future results and cash flow.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison Company has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project for auxiliary purposes. We have commenced discussions with Southern California Edison Company to resolve the dispute. In the interim period, Southern California Edison Company has tentatively agreed to pay a lower fixed price for such power. We cannot evaluate the potential long-term financial impact of a failure to reach a resolution with Southern California Edison Company, among other things because the current contract rates will fluctuate as of May 2007; however, financial loss at the reduced price paid by Southern California Edison Company for our fiscal year ended December 31, 2005 may be in the range of $1.0 million.

Seasonal variations may cause significant fluctuations in our cash flows, which may cause the market price of our common stock to fall in certain periods.

Our results of operations are subject to seasonal variations. This is primarily because some of our domestic projects receive higher capacity payments under the relevant power purchase agreements during the summer months and due to the generally higher short run avoided costs in effect during the summer months. Some of our other projects may experience reduced generation during warm periods due to the lower heat differential between the geothermal fluid and the ambient surroundings. Such seasonal variations could materially and adversely affect our business, financial condition, future results and cash flow. If our operating results fall below the public's or analysts' expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.

Pursuant to the terms of some of our power purchase agreements with investor-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity thereunder may result in the imposition of penalties.

Pursuant to the terms of the Galena, Desert Peak 2 and Desert Peak 3 power purchase agreements that we have entered into and under which we will sell electricity from the Galena, Desert Peak 2 and Desert Peak 3 projects that are currently under development and construction, we may be required to make payments to the relevant power purchaser in an amount equal to such purchaser's replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the power purchase agreement and which such power purchaser is forced to obtain from an alternate source. These three power purchase agreements are expected to phase-in and commence generating revenues starting in 2006. When all three are generating revenues, measured against our revenues from the sale of electricity for the period ending September 30, 2004 and assuming no other changes in our revenues, the revenues from such agreements would have constituted, collectively, less than 8% of our total revenues from the sale of electricity. In addition, we may be required to make payments to the relevant power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the relevant power purchase agreement. We may also be required to pay liquidated damages if certain minimum performance requirements are not met under certain of our power purchase agreements, all of which could materially and adversely affect our business, financial condition, future results and cash flow. With respect to certain of our power purchase agreements, we may also be required to pay liquidated damages to our power purchaser if the relevant project does not maintain availability of at least 85% during applicable peak periods. The maximum aggregate amount of such liquidated damages for the Steamboat 2 and Steamboat 3 power purchase agreements would be approximately $1.5 million for each project. The Puna project was not in compliance with the minimum performance requirements of its power purchase agreement at the time we acquired such project and is currently not in compliance with such requirements. Such non-compliance has resulted in the imposition of sanctions that have reduced, and as long as such non-compliance continues to exist, will continue to reduce, the aggregate amount of revenues payable to us from the power purchaser by approximately $6,000 per month. Further, the temperature of the geothermal resource at our Heber 1 project has declined from the date on which the project commenced operations and, as a result, the project currently operates at a level that is close to the minimum performance requirements set forth in the project's power purchase agreement. If we fail to upgrade the project's facilities and the project's performance deteriorates below the minimum capacity requirements, we estimate that we will be obligated to pay a one-time penalty to the power purchaser of approximately $400,000 per each MW of reduced capacity.

The short run avoided costs for our power purchasers may decline, which would reduce our project revenues and could materially and adversely affect our business, financial condition, future results and cash flow.

Under the power purchase agreements for our projects in California, the price that Southern California Edison Company pays for energy is based upon its short run avoided costs, which are the incremental costs that it would have incurred had it generated the relevant electrical energy itself or purchased such energy from others. Under settlement agreements between Southern California Edison Company and a number of Qualifying Facility power generators in California, including our subsidiaries, the energy price component payable by Southern California Edison Company has been fixed through April 2007, and thereafter will be based on Southern California Edison Company's short run avoided costs, as determined by the California Public Utilities Commission, which we refer to as CPUC. These short run avoided costs are made available by Southern California Edison Company to the public and may vary substantially on a monthly basis, based primarily on natural gas prices and other factors. The levels of short run avoided cost prices paid by Southern California Edison Company may decline following the expiration date of the settlement agreements, which in turn would reduce our project revenues derived from Southern California Edison Company under our power purchase agreements with it and could materially and adversely affect our business, financial condition, future results and cash flow.

In addition, under certain of the power purchase agreements for our projects in Nevada, the price that Sierra Pacific Power Company pays for energy and capacity is based upon its short run avoided costs. These short run avoided costs, and in turn the rates payable by Sierra Pacific Power Company, may decline, which in turn would reduce the aggregate amount of project revenues recovered by our Nevada projects pursuant to the relevant power purchase agreements. Such a decrease in project revenues could adversely affect our business, financial condition, future results and cash flow.

In response to an order issued by a California State Court of Appeal, the CPUC has commenced an administrative proceeding in order to address short run avoided cost pricing for Qualifying

Facilities for the period spanning from December 2000 to March 2001. The court directed the CPUC to modify short run avoided cost pricing on a retroactive basis to the extent that the CPUC determined that short run avoided cost prices were not sufficiently "accurate" or "correct". If the short run avoided cost prices charged during the period in question were determined by the CPUC not to be "accurate" or "correct," retroactive price adjustments could be required for any of our Qualifying Facilities in California whose payments are tied to short run avoided cost pricing, including the Heber 1, Mammoth and Ormesa projects. Currently, it is not possible to predict the outcome of such proceeding; however, any retroactive price adjustment required to be made in relation to any of our projects may require such projects to make refund payments or charge less for future sales, which could materially and adversely affect our business, financial condition, future results and cash flow.

If any of our domestic projects loses its Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to our Qualifying Facilities, our domestic operations could be adversely affected.

The operations of most of our domestic projects are subject to, and benefit from, the Public Utility Regulatory Policies Act of 1978, as amended, which we refer to as PURPA, are subject to limited provisions of the Federal Power Act, which we refer to as FPA, and are potentially subject to the provisions of various other energy laws and regulations, including the Public Utility Holding Company Act of 1935, as amended, which we refer to as PUHCA, other provisions of the FPA and certain state and local laws and regulations regarding rates and financial and organizational requirements for electric utilities.

Qualifying Facility status under PURPA exempts our projects from PUHCA, most of the provisions of the FPA, and certain state laws concerning rates and the financial and organizational regulation of electric utilities. If any of our domestic projects in which we have an interest loses its Qualifying Facility status and no regulatory exemptions apply, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded Qualifying Facilities, our operations could be adversely affected.

In the event that one of our domestic projects loses its Qualifying Facility status, such project and we would become subject to PUHCA and such project would become subject to the full scope of the FPA and applicable state regulations unless an exemption or waiver applies, such as "exempt wholesale generator" ("EWG", as defined under PUHCA) status or "utility geothermal small power production facility" (as defined under PURPA regulations) status, for such project. The application of PUHCA and such other regulations to our projects would require our operations to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility. In the unlikely event that none of the PUHCA exemptions or waivers are available, we could become a public utility holding company under PUHCA, which could be deemed to occur prospectively or retroactively to the date that any of our projects lost its Qualifying Facility status. In addition, our other domestic projects could lose Qualifying Facility status because our interests in such projects could be considered to be electric utility holding company interests for purposes of the 50% limit on ownership of Qualifying Facilities by electric utilities or electric utility holding companies. As a result of such loss of Qualifying Facility status, and in the absence of an applicable exemption or waiver, the Federal Energy Regulatory Commission, which we refer to as FERC, or relevant state regulators, whichever has jurisdiction, may order partial refunds of past amounts paid by the relevant power purchaser or order a reduction of the rate pursuant to the power purchase agreement prospectively, or both, and thus could cause the loss of some or all of our revenues payable pursuant to the related power purchase agreement, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our projects.

A loss of Qualifying Facility status also could permit the power purchaser, pursuant to the terms of the particular power purchase agreement, to cease taking and paying for electricity from the relevant project or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related power purchase agreement, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our project. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of Qualifying Facility status would be an event of default under the financing arrangements currently in place for some of our projects, which would enable the lenders to exercise their remedies and enforce the liens on the relevant project.

The United States Congress is considering proposed legislation that would amend PURPA by limiting the mandatory purchase obligations of power purchasers under new power purchase agreements. The enactment of such legislation could adversely affect our new projects or enhancements of existing projects that do not have a current power purchase agreement.

An adverse FERC ruling related to the use by a project of power generated from another Qualifying Facility for auxiliary purposes may adversely affect our operations and financial results.

According to a recent FERC decision regarding our Ormesa project, a geothermal Qualifying Facility that obtains electricity for the operation of its reinjection pumps from an electric utility must reduce its net capacity available for sale by an equivalent amount. However, the FERC decision held that if the electricity for reinjection pumping is provided by Qualifying Facilities that are cogeneration or small power production facilities, no reduction in net capacity is required. A petition for review of this aspect of the FERC's decision has been filed before the U.S. Court of Appeals for the District of Columbia Circuit. Two of our projects obtain electricity from an electric utility for the operation of their reinjection pumps. In the past, these projects did not reduce their net capacity available for sale by an equivalent amount. The application of FERC's recent ruling to such projects could have an adverse effect on their revenues received from power sales and their operations and financial condition. Also, if the Court of Appeals were to overturn the FERC's recent decision regarding the use of electricity for reinjection pumping provided by the Qualifying Facilities that are cogeneration or small power production facilities, there could be an adverse effect on revenues received from power sales on the Ormesa facility, and thus, an adverse effect on our operations and financial results.

Our financial performance is significantly dependent on the successful operation of our projects, which is subject to changes in the legal and regulatory environment affecting our projects.

All of our projects are subject to extensive regulation and, therefore, changes in applicable laws or regulations, or interpretations of those laws and regulations, could result in increased compliance costs, the need for additional capital expenditures or the reduction of certain benefits currently available to our projects. The structure of federal and state energy regulation currently is, and may continue to be, subject to challenges, modifications, the imposition of additional regulatory requirements, and restructuring proposals. We and our power purchasers may not be able to obtain all regulatory approvals that may be required in the future, or any necessary modifications to existing regulatory approvals, or maintain all required regulatory approvals. In addition, the cost of operation and maintenance and the operating performance of geothermal power plants may be adversely affected by changes in certain laws and regulations, including tax laws.

The federal government also encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim in our consolidated federal tax returns either an "energy credit" for approximately 10% of the cost of each new geothermal power plant or "production tax credits" of 1.8 cents a kilowatt hour on the first five years of electricity output. (Production tax credits can only be claimed on new plants put into service between October 23, 2004 and December 31, 2005.) We are also permitted to deduct most of the cost of the power plant as "depreciation" over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted in the first few years than during the remainder of the depreciation period. In addition, we have the ability to share in the value of these tax incentives even when we are not in a position to use them directly. Energy credits can be transferred through lease financing. Production tax credits must be transferred by bringing in another company who can use them as a partner in the project.

President Bush has made it a central theme of his second term to simplify the U.S. tax code. The President said shortly after the November election that he will name a bipartisan panel before the year ends to look at options for major overhaul, with instructions to report back as soon as possible in 2005. Among the options that are expected to be considered are replacing or supplementing the corporate income tax with a value-added-tax, stripping away many tax subsidies, and eliminating taxes on interest, dividends and other returns to capital. Significant tax reform has the potential to have a material effect on our business, financial condition, future results and cash flow. It could reduce or eliminate the value that geothermal companies receive from the current tax subsidies. Any restrictions or tightening of the rules for lease or partnership transactions — whether or not part of major tax reform — could also materially affect our business, financial condition, future results and cash flow.

Any such changes could significantly increase the regulatory-related compliance and other expenses incurred by the projects and could significantly reduce or entirely eliminate the revenues generated by one or more of the projects, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow.

The costs of compliance with environmental laws, which currently are significant, may increase in the future and could materially and adversely affect our business, financial condition, future results and cash flow and any non-compliance with such laws or regulations may result in the imposition of liabilities which could materially and adversely affect our business, financial condition, future results and cash flow.

Our projects are required to comply with numerous domestic and foreign federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Some of the environmental permits and governmental approvals that have been issued to the projects contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs. In addition, we may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of the projects, as a result of which the operation of the projects may be limited or suspended. Environmental laws, ordinances and regulations affecting us can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us.

We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our projects.

Our projects are subject to numerous domestic and foreign federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. We use isobutane, isopentane, industrial lubricants and other substances at our projects which are or could become classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or by the projects, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the projects into compliance. Furthermore, in the United States, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

We believe that at one time there may have been a gas station located on the Mammoth project site, but because of significant surface disturbance and construction since that time further physical evaluation of the former gas station site has been impractical. There may be soil or groundwater contamination and related potential liabilities of which we are unaware related to this site which may be significant and may adversely and materially affect our operations and revenues.

We may not be able to successfully integrate companies that we have acquired or which we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

We recently acquired our Heber 1, Heber 2, Mammoth, Steamboat 2/3, Steamboat Hills and Puna projects. Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

•	failure of the acquired companies to achieve the results we expect;

•	inability to retain key personnel of the acquired companies;

•	risks associated with unanticipated events or liabilities; and

•	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

If any of our acquired companies suffers customer dissatisfaction or performance problems, the same could adversely affect the reputation of our group of companies and could materially and adversely affect our business, financial condition, future results and cash flow.

The power generation industry is characterized by intense competition, and we encounter competition from electric utilities, other power producers, and power marketers that could materially and adversely affect our business, financial condition, future results and cash flow.

The power generation industry is characterized by intense competition from electric utilities, other power producers and power marketers. In recent years, there has been increasing competition in the sale of electricity, in part due to excess capacity in a number of U.S. markets and an emphasis on short-term or "spot" markets, and competition has contributed to a reduction in electricity prices. For the most part, we expect that power purchasers interested in long-term arrangements with a capacity price component will engage in "competitive bid" solicitations to satisfy new capacity demands. This competition could adversely affect our ability to obtain power purchase agreements and the price paid for electricity by the relevant power purchasers. There is also increasing competition between electric utilities. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will put further pressure on power purchasers to reduce the prices at which they purchase electricity from us.

The existence of a prolonged force majeure event or a forced outage affecting a project could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow.

If a project experiences a force majeure event, our subsidiary owning that project would be excused from its obligations under the relevant power purchase agreement. However, the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected project or plant so long as the force majeure event continues and, pursuant to certain of our power purchase agreements, will have the right to prematurely terminate the power purchase agreement. Additionally, to the extent that a forced outage has occurred, the relevant power purchaser may not be required to make any capacity and/or energy payments to the affected project, and if as a result the project fails to attain certain performance requirements under certain of our power purchase agreements, the purchaser may have the right to permanently reduce the contract capacity (and, correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the power purchase agreement. As a consequence, we may not receive any net revenues from the affected project or plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period and may incur significant liabilities in respect of past amounts required to be refunded. Accordingly, our business, financial condition, future results and cash flows could be materially and adversely affected.

The existence of a force majeure event or a forced outage affecting the transmission system of the Imperial Irrigation District could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow.

If the transmission system of the Imperial Irrigation District experiences a force majeure event or a forced outage which prevents it from transmitting the electricity from the Heber 1 and Heber 2 projects or the Ormesa project to the relevant power purchaser, the relevant power purchaser would not be required to make energy payments for such non-delivered electricity and may not be required to make any capacity payments with respect to the affected project so long as such force majeure event or forced outage continues. Our revenues for the nine months ended September 30, 2004, from the projects utilizing the Imperial Irrigation District transmission system, were approximately $71.4 million. The impact of such force majeure would depend on the duration thereof, with longer outages resulting in greater revenue loss.

Some of our leases will terminate if we do not extract geothermal resources in "commercial quantities," thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

Most of our geothermal resource leases are for a fixed primary term, and then continue for so long as geothermal resources are extracted in "commercial quantities" or pursuant to other terms of extension. The land covered by some of our leases is undeveloped and has not yet produced geothermal resources in "commercial quantities." Leases that cover land which remains undeveloped and does not produce, or does not continue to produce, geothermal resources in commercial quantities and leases that we allow to expire, will terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable project is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from or inject geothermal resources into such premises or secure rights to alternate geothermal resources or lands suitable for injection, all of which may not be possible or could result in increased cost to us, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our Bureau of Land Management leases may be terminated if we fail to comply with any of the provisions of the Geothermal Steam Act of 1970 or if we fail to comply with the terms or stipulations of such leases, which may materially and adversely affect our business and operations.

Pursuant to the terms of our Bureau of Land Management (which we refer to as "BLM") leases, we are required to conduct our operations on BLM-leased land in a workmanlike manner and in accordance with all applicable laws and BLM directives and to take all mitigating actions required by the BLM to protect the surface of and the environment surrounding the relevant land. Additionally, certain BLM leases contain additional requirements, some of which relate to the mitigation or avoidance of disturbance of any antiquities, cultural values or threatened or endangered plants or animals, the payment of royalties for timber and the imposition of certain restrictions on residential development on the leased land. In the event of a default under any BLM lease, or the failure to comply with such requirements, or any non-compliance with any of the provisions of the Geothermal Steam Act of 1970 or regulations issued thereunder, the BLM may, 30 days after notice of default is provided to our relevant project subsidiary, suspend our operations until the requested action is taken or terminate the lease, either of which could materially and adversely affect our business, financial condition, future results and cash flows.

Some of our leases (or subleases) could terminate if the lessor (or sublessor) under any such lease (or sublease) defaults on any debt secured by the relevant property, thus terminating our rights to access the underlying geothermal resources at that location.

The fee interest in the land which is the subject of each of our leases (or subleases) may currently be or may become subject to encumbrances securing loans from third party lenders to the lessor (or sublessor). Our rights as lessee (or sublessee) under such leases (or subleases) are or may be subject and subordinate to the rights of any such lender. Accordingly, a default by the lessor (or sublessor) under any such loan could result in a foreclosure on the underlying fee interest in the property and thereby terminate our leasehold interest and result in the shutdown of the project located on the relevant property and/or terminate our right of access to the underlying geothermal resources required for our operations.

In addition, a default by a sublessor under its lease with the owner of the property that is the subject of our sublease could result in the termination of such lease and thereby terminate our sublease interest and our right to access the underlying geothermal resources required for our operations.

We depend on key personnel for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel. In particular, our success depends on the continued efforts of Lucien Bronicki, Yehudit "Dita" Bronicki, Hezy Ram, Nadav Amir, Yoram Bronicki and other key employees. The loss of the services of any key employee could materially harm our business, financial condition, future results and cash flow. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with Lucien Bronicki, Yehudit "Dita" Bronicki, Hezy Ram and Yoram Bronicki, such members of our senior management may terminate their employment agreements without cause and with notice periods ranging from 120 to 180 days. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

Our projects have generally been financed through a combination of parent company loans and limited- or non-recourse project finance debt. If our project subsidiaries default on their obligations under such limited- or non-recourse debt, we may be required to make certain payments to the relevant debt holders and if the collateral supporting such leveraged financing structures is foreclosed upon, we may lose certain of our projects.

Our projects have generally been financed using a combination of parent company loans and limited- or non-recourse project finance debt. Non-recourse project finance debt refers to debt that is repaid solely from the project's revenues and is secured by the project's physical assets, major contracts, cash accounts and, in many cases, our ownership interest in the project subsidiary. Limited- recourse project finance debt refers to our additional agreement, as part of the financing of a project, to provide limited financial support for the project subsidiary in the form of limited guarantees, indemnities, capital contributions and agreements to pay certain debt service deficiencies. If our project subsidiaries default on their obligations under the relevant debt documents, creditors of a limited-recourse project financing will have direct recourse to us, to the extent of our limited-recourse obligations, which may require us to use distributions received by us from other projects, as well as other sources of cash available to us, in order to satisfy such obligations. In addition, if our project subsidiaries default on their obligations under the relevant debt documents (or a default under such debt documents arises as a result of a cross-default to the debt documents of some of our other projects) and the creditors foreclose on the relevant collateral, we may lose our ownership interest in the relevant project subsidiary or our project subsidiary owning the project would only retain an interest in the physical assets, if any, remaining after all debts and obligations were paid in full.

Changes in costs and technology may significantly impact our business by making our power plants and products less competitive.

A basic premise of our business model is that generating baseload power at central geothermal power plants achieves economies of scale and produces electricity at a competitive price. However, traditional coal-fired systems and gas-fired systems may under certain economic conditions produce electricity at lower average prices than our geothermal plants. In addition, there are other technologies that can produce electricity, most notably fossil fuel power systems, hydroelectric systems, fuel cells, microturbines, windmills and photovoltaic (solar) cells. Some of these alternative technologies currently produce electricity at a higher average price than our geothermal plants; however, research and development activities are ongoing to seek improvements in such alternate technologies and their cost of producing electricity is gradually declining. It is possible that advances will further reduce the cost of alternate methods of power generation to a level that is equal to or below that of most geothermal power generation technologies. If this were to happen, the competitive advantage of our projects may be significantly impaired.

Our expectations regarding the market potential for the development of recovered energy-based power generation may not materialize, and as a result we may not derive any significant revenues from this line of business.

We have identified recovered energy-based power generation as a significant market opportunity for us. Demand for our recovered energy-based power generation units may not materialize or grow at the levels that we expect. We currently face competition in this market from manufacturers of conventional steam turbines and may face competition from other related technologies in the future. If this market does not materialize at the levels that we expect, such failure may materially and adversely affect our business, financial condition, future results and cash flow.

Our intellectual property rights may not be adequate to protect our business.

Our intellectual property rights may not be adequate to protect our business. While we occasionally file patent applications, patents may not be issued on the basis of such applications or, if patents are issued, they may not be sufficiently broad to protect our technology. In addition, any patents issued to us or for which we have use rights may be challenged, invalidated or circumvented.

In order to safeguard our unpatented proprietary know-how, trade secrets and technology, we rely primarily upon trade secret protection and non-disclosure provisions in agreements with employees and others having access to confidential information. These measures may not adequately protect us from disclosure or misappropriation of our proprietary information.

Even if we adequately protect our intellectual property rights, litigation may be necessary to enforce these rights, which could result in substantial costs to us and a substantial diversion of management attention. Also, while we have attempted to ensure that our technology and the operation of our business do not infringe other parties' patents and proprietary rights, our competitors or other parties may assert that certain aspects of our business or technology may be covered by patents held by them. Infringement or other intellectual property claims, regardless of merit or ultimate outcome, can be expensive and time-consuming and can divert management's attention from our core business.

We are subject to risks associated with a changing economic and political environment, which may adversely affect our financial stability or the financial stability of our counterparties.

The risk of terrorist attacks in the United States or elsewhere continues to remain a potential source of disruption to the nation's economy and financial markets in general. The availability and cost of capital for our business and that of our competitors has been adversely affected by the bankruptcy of Enron Corp. and events related to the California electric market crisis. Additionally, the recent rise in fuel costs may make it more expensive for our customers to operate their businesses. These events could constrain the capital available to our industry and could adversely affect our financial stability and the financial stability of our counterparties in transactions.

Possible fluctuations in the cost of raw materials may materially and adversely affect our business, financial condition, future results and cash flow.

Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminium, and on the supply of various industrial equipment components that we use. We currently obtain all such materials and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. Future cost increases of such raw materials and equipment, to the extent not otherwise passed along to our customers, could adversely affect our profit margins.

Conditions in Israel, where the majority of our senior management and all of our production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products or manage our projects.

Operations in Israel accounted for approximately 61.3%, 56.3%, and 51.0% of our operating expenses in fiscal year 2001, fiscal year 2002 and fiscal year 2003, respectively, and 51.6% for the nine months ended September 30, 2004. Political, economic and security conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip, and more recently Israel has experienced a significant increase in terrorist incidents within its borders. As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. Mr. Arafat's passing creates additional uncertainty in the region. We could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel.

In addition, some of our employees in Israel are subject to being called upon to perform military service in Israel, and their absence may have an adverse effect upon our operations. Generally, unless exempt, male adult citizens of Israel under the age of 41 are obligated to perform up to 36 days of military reserve duty annually. Additionally, all such citizens are subject to being called to active duty at any time under emergency circumstances.

These events and conditions could disrupt our operations in Israel, which could materially harm our business, financial condition, future results and cash flow.

Failure to comply with certain conditions and restrictions associated with tax benefits provided to Ormat Systems by the Government of Israel as an "approved enterprise" may require us to refund such tax benefits and pay future taxes in Israel at higher rates.

Our subsidiary, Ormat Systems, has received "approved enterprise" status under Israel's Law for Encouragement of Capital Investments, 1959, with respect to two of its investment programs. As an approved enterprise, our subsidiary is exempt from Israeli income taxes with respect to revenues derived from the approved investment program for a period of two years commencing on the year it first generates profits from the approved investment program, and thereafter such revenues are subject to a reduced Israeli income tax rate of 25% for an additional five years. These benefits are subject to certain conditions set forth in the certificate of approval from Israel's Investment Center, which include, among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length, and that there will be no change in control of, on a cumulative basis, more than 49% of Ormat Systems' capital stock (including by way of a public or private offering) without the prior written approval of the Investment Center. If Ormat Systems does not comply with these conditions, in whole or in part, it would be required to refund the amount of tax benefits (as adjusted by the Israeli consumer price index and for accrued interest) and would no longer benefit from the reduced Israeli tax rate, which could have an adverse effect on our financial condition, future results and cash flow. If Ormat Systems distributes dividends out of revenues derived during the tax exemption period from the approved investment program, it will be subject, in the year in which such dividend is paid, to Israeli income tax on the distributed dividend.

If our parent defaults on its lease agreement with the Israel Land Administration, or is involved in a bankruptcy or similar proceeding, our rights and remedies under certain agreements pursuant to which we acquired our products business and pursuant to which we sublease our land and manufacturing facilities from our parent may be adversely affected.

We acquired our business relating to the manufacture and sale of products for electricity generation and related services from our parent, Ormat Industries. In connection with that acquisition,

we entered into a sublease with Ormat Industries for the lease of the land and facilities where our manufacturing and production operations are conducted and where our Israeli offices are located. Under the terms of our parent's lease agreement with the Israel Land Administration, any sublease for a period of more than five years may require the prior approval of the Israel Land Administration. As a result, the initial term of our sublease with Ormat Industries is for a period of four years and eleven months, extendable to twenty-five years (which includes the initial term) should our parent obtain the approval of the Israel Land Administration, to the extent necessary. If such an approval is required and our parent fails to obtain the Israel Land Administration's approval, our sublease will terminate on June 1, 2009, at which time we will have to renegotiate the terms of a new sublease. We may not be successful in reaching an agreement with our parent as to the terms of a new sublease or in obtaining such sublease on favorable terms, both of which would adversely affect our manufacturing activities and our financial position. Additionally, if our parent were to breach its obligations to the Israel Land Administration under its lease agreement, the Israel Land Administration could terminate the lease agreement and, consequently, our sublease would terminate as well.

As part of the acquisition described in the preceding paragraph, we also entered into a patent license agreement with Ormat Industries, pursuant to which we were granted an exclusive license for certain patents and trademarks relating to certain technologies that are used in our business. If a bankruptcy case were commenced by or against our parent, it is possible that performance of all or part of the agreements entered into in connection with such acquisition (including the lease of land and facilities described above) could be stayed by the bankruptcy court in Israel or rejected by a liquidator appointed pursuant to the Bankruptcy Ordinance in Israel and thus not be enforceable. Any of these events could have a material and adverse effect on our business, financial condition, future results and cash flow.

We are a holding company and our revenues depend substantially on the performance of our subsidiaries and the projects they operate, most of which are subject to restrictions and taxation on dividends and distributions.

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries' earnings and cash flow.

The agreements pursuant to which most of our subsidiaries have incurred debt restrict the ability of these subsidiaries to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses, debt service and replenishment or maintenance of cash reserves. In the case of some of our projects, such as the Mammoth project, there may be certain additional restrictions on dividend distributions pursuant to our agreements with our partners. Further, if we elect to receive distributions of earnings from our foreign operations, we may incur United States taxes on account of such distributions, net of any available foreign tax credits. In all of the foreign countries where our existing projects are located, dividend payments to us are also subject to withholding taxes. Each of the events described above may reduce or eliminate the aggregate amount of revenues we can receive from our subsidiaries.

Our controlling stockholders may take actions that conflict with your interests.

77.2% of our common stock is held by Ormat Industries, Ltd., which is controlled by Bronicki Investments Ltd. Bronicki Investments Ltd. is a privately held Israeli company and is controlled by Lucien and Yehudit Bronicki. Because of these holdings, our parent company and its controlling stockholders will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. For example, our controlling stockholders will be able to control the sale or other disposition of our products business to another entity or the transfer of such business outside of the State of Israel, as such action requires the affirmative vote of at least 75% of our outstanding shares.

Some of our directors that also hold positions with our parent may have conflicts of interest with respect to matters involving both companies.

Three of our six directors are directors and/or officers of Ormat Industries. These directors will have fiduciary duties to both companies and may have conflicts of interest on matters affecting both us and our parent and in some circumstances may have interests adverse to our interests. Our Chairman, Director and Chief Technology Officer, Mr. Bronicki, is the Chairman of our parent and our Chief Executive Officer and President, Mrs. Bronicki, is the Chief Executive Officer of our parent.

We will incur increased costs as a result of being a public company.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The price of our common stock may fluctuate substantially and your investment may decline in value.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, including:

•	actual or anticipated fluctuations in our results of operations including as a result of seasonal variations in our electricity-based revenues;

•	variance in our financial performance from the expectations of market analysts;

•	conditions and trends in the end markets we serve and changes in the estimation of the size and growth rate of these markets;

•	announcements of significant contracts by us or our competitors;

•	changes in our pricing policies or the pricing policies of our competitors;

•	loss of one or more of our significant customers;

•	legislation;

•	changes in market valuation or earnings of our competitors;

•	the trading volume of our common stock; and

•	general economic conditions.

In addition, the stock market in general, and the New York Stock Exchange and the market for energy companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources, which could materially harm our business, financial condition, future results and cash flow.

Future sales of our common stock may depress our share price.

We have 31,562,496 shares of common stock outstanding, of which 7,187,500 shares are freely tradable without restriction or further registration under federal securities laws unless purchased by our affiliates. The remaining shares of common stock outstanding after the offering are subject to lock-up agreements, are available for sale in the public market beginning 180 days after November 10, 2004, and will be subject to certain volume limitations under Rule 144 of the Securities Act of 1933, as amended. Lehman Brothers Inc. may waive the lock-up provisions in its sole discretion.

Sales of substantial amounts of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. On November 10, 2004, we entered into a registration rights agreement with Ormat Industries whereby Ormat Industries may require us to register our common stock held by it or its directors, officers and employees with the Securities and Exchange Commission or to include our common stock held by it or its directors, officers and employees in an offering and sale by us.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could adversely affect the value of our common stock.

Our restated certificate of incorporation and our bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. These provisions do not permit actions by our stockholders by written consent. In addition, these provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our Board of Directors are classified into three classes of directors serving staggered, three-year terms and may be removed only for cause. Any vacancy on the Board of Directors may be filled only by the vote of the majority of directors then in office. Our Directors has the right to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We incorporate by reference the information appearing under "Exposure to Market Risk" and "Concentration of Credit Risk" in Part I, Item 2 of this Form 10-Q.

ITEM 4.    Controls and Procedures

a.    Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on that evaluation as of September 30, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange

Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC's rules and instructions for Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

b.    Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting since our public offering that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Recently, we began to enhance our documentation and further analyze our system of internal controls. We have initially identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. An area of improvement includes enhancing and streamlining our domestic and international financial reporting procedures. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, on December 31, 2005. As a result, we expect to make changes in our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

There were no material developments in any legal proceedings to which the Company is a party during the third quarter; nor were any new material claims filed against the Company during the third quarter.

In August 2003, Ormesa LLC agreed to enter into binding arbitration with the Imperial Irrigation District, which we refer to as the "IID", in connection with the IID's claim that Ormesa LLC is obligated to pay scheduling and transmission charges (including those applicable to the GEM 2 and GEM 3 plants) through the effective date of relinquishment of nominated capacity for the GEM 2 and GEM 3 plants. The amount in dispute is $529,000. Ormesa LLC contends that it is not obligated to pay the subject charges for the GEM 2 and GEM 3 plants after the January 1, 2003 effective date of the Energy Services Agreement that Ormesa LLC entered into with the IID. Settlement discussions are in progress. We believe that the dispute will be resolved in 2004 and that any outcome will not have a material impact on our operations or relationship with the IID. In December 2004, a Settlement Agreement and Mutual Release between IID and Ormesa LLC has been reached, under which ORMESA LLC agrees to pay the sum of $330,630 in full settlement of the claim.

As a result of our acquisition of the Steamboat 1 plant and Steamboat 1A plant, our subsidiary Steamboat Geothermal LLC has become a party to litigation pending in the Second Judicial District Court in Washoe County, Nevada with Geothermal Development Associates and Delphi Securities, Inc. In April 2002, these plaintiffs initiated a lawsuit against the former owner and operator of the Steamboat 1/1A project. The plaintiffs' dispute amounts owing to them pursuant to an agreement, dated July 14, 1985, through which Geothermal Development Associates assigned all of its right, title, and interest in the subject geothermal leasehold property in exchange for a net operating royalty interest in the revenues of the Steamboat 1 plant. The plaintiffs allege damages based upon three separate theories: (1) that the actions of the former owner in developing the Steamboat 1A plant have decreased the output of the Steamboat 1 plant; (2) that general, administrative, and corporate expenses included by the former owner in the calculation of the net royalty amount were overstated for the years 2000 and 2001; and (3) that, in addition to its royalty interest in the revenues from the Steamboat 1 plant, plaintiffs are entitled to a net revenue royalty interest from the Steamboat 1A plant. This case was originally set for trial in September 2003, but the trial date was continued in order to allow the plaintiffs to obtain substitute counsel. Prior to the continuance of the trial date, initial evidentiary disclosures had been made, as well as some initial discovery requests. No dispositive motions are pending before the Court and the trial date has not been rescheduled. We have initiated settlement discussions with the plaintiffs. As part of such discussions, we received a letter from the plaintiffs in which they assert that, in addition to the amounts they claim are owed to them, they are also entitled to a reasonable net operating royalty from our Galena project. We believe such assertion is without merit and believe that any outcome of such litigation or settlement discussions will not have a material impact on our results of operations. We estimate that the aggregate amount of all claims subject to such litigation will not exceed $1.0 million.

From time to time, we (and our subsidiaries) are a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of our (and their) business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves in accordance with U.S. generally accepted accounting principles. We do not believe that any of these proceedings, individually or in the aggregate, would materially and adversely affect our business, financial condition, future results and cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2004, we issued 1,160,714 shares of our common stock to Ormat Industries in connection with the capitalization of an outstanding loan in the amount of $20.0 million with Ormat

Industries. We have relied on the private placement exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, with respect to the issuance of such shares.

On November 10, 2004, the SEC declared effective our registration statement on Form S-1 (File No. 333-117527) ("Registration Statement") for our Initial Public Offering. Under the Registration Statement, we registered and sold 7,187,500 shares of our common stock for an aggregate offering size of $107,812,500. All of the 7,187,500 shares sold in this offering were sold at $15.00 per share. The offering closed on November 15, 2004. The underwriting syndicate was managed by Lehman Brothers Inc., Deutsche Bank Securities Inc., RBC Capital Markets Corporation, and Wells Fargo Securities LLC.

The aggregate gross proceeds from the sale of 7,187,500 shares of common stock was $107,812,500. The aggregate net proceeds to us after the offering were $97.0 million, after deducting an aggregate of $7,546,875 in underwriting discounts and commissions paid to the underwriters and an estimated $3,250,000 in other expenses incurred in connection with the offering.

As of the date of this filing, we invested our net proceeds in interest-bearing investment-grade instruments and bank deposits.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC. (Registrant)
By: /s/ LISA KIDRON Lisa Kidron
Chief Financial Officer

Date: December 20, 2004

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.