Form 10-K/A
period 2004-12-31
ORMAT TECHNOLOGIES, INC.
filed 2005-04-12
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Ormat Technologies, Inc. is filing this amendment on Form 10-K/A to its Form 10-K for the year ended December 31, 2004 originally filed on March 28, 2005 solely to correct a clerical error and a computational error contained in Note 18- Quarterly Financial Information (Unaudited) to Ormat's consolidated financial statements, which are included in Item 8 of the Form 10-K. Specifically, in the table under Note 18- Quarterly Financial Information (Unaudited), the "Weighted average number of shares" for the three months ended December 31, 2004 was corrected to show 27,969,000 and not 24,969,000, and as a result, the "Net Income per share — basic and diluted" for the three months ended December 31, 2004, was corrected to show $0.17 and not $0.19. The net income per share for the year ended December 31, 2004 was correctly stated as $0.72, and no other items were affected by the error referred to above. This Form 10-K/A does not otherwise amend the Form 10-K. This amendment does not reflect events occurring after the filing of the Form 10-K.

ORMAT TECHNOLOGIES, INC.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2004

    Cautionary Note Regarding Forward-Looking Statements

This annual report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to the notes, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this annual report, the words "may", "will", "could", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "projects", "potential", or "contemplate" or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Risk Factors" contained in Part II, Item 7 of this annual report and "Notes to Financial Statements" contained in Part II, Item 8 of this annual report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management's current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

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

PART I

ITEM 1.    BUSINESS

Certain Definitions

Unless the context otherwise requires, all references in this annual report to "Ormat," "the Company," "we", "us", "our company", "Ormat Technologies" or "our" refer to Ormat Technologies, Inc. and its consolidated subsidiaries. The "Senior Secured Notes" refers to Ormat Funding Corp, one of our subsidiaries' 8¼% Senior Secured Notes due 2020 that were issued in February 2004.

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

High: $ 16.50

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
March 21, 2005, except for Note 19
as to which the date is March 25, 2005

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(dollars in thousands, except per share amounts)
Revenues:
Electricity Segment	$17,604	$18,047	$21,494	$20,607	$33,459	$36,756	$48,803	$39,813
Products Segment	7,812	8,210	10,907	14,759	14,146	15,345	14,480	16,428
	25,416	26,257	32,401	35,366	47,605	52,101	63,283	56,241
Cost of revenues:
Electricity Segment	10,148	12,017	10,837	13,724	19,390	21,222	25,063	24,067
Products Segment	6,317	3,989	8,973	10,215	11,328	11,794	10,908	12,306
	16,465	16,006	19,810	23,939	30,718	33,016	35,971	36,373
Gross margin	8,951	10,251	12,591	11,427	16,887	19,085	27,312	19,868

Operating expenses:
Research and development	439	432	325	195	302	900	351	622
Selling and marketing	1,367	1,299	2,342	2,079	1,854	2,092	1,649	2,174
General and administrative	2,057	1,996	1,632	3,567	2,332	2,887	2,776	3,614
Gain on sale of geothermal resource	—	—	—	—	—	—	—	(845)
Operating income	5,088	6,524	8,292	5,586	12,399	13,206	22,536	14,303

Other income (expense):
Interest income	109	190	217	91	244	187	64	821
Interest expense	(1,720)	(2,115)	(2,277)	(2,008)	(8,523)	(10,952)	(11,737)	(11,573)
Foreign currency translation and transaction loss	(114)	(37)	(66)	(99)	(321)	(76)	(192)	443
Other non-operating income	133	145	48	138	(24)	169	76	(109)
Income from continuing operations before income taxes, minority interest and equity in income of investees	3,496	4,707	6,214	3,708	3,775	2,534	10,747	3,885
Income tax provision	(1,397)	(776)	(2,134)	1,801	(1,479)	(478)	(4,197)	(455)
Minority interest in earnings of subsidiaries	(201)	(198)	(161)	41	(108)	—	—	—
Equity in income of investees	89	99	106	265	549	1,486	213	1,319
Income before cumulative effect of change in accounting principle	1,987	3,832	4,025	5,815	2,737	3,542	6,763	4,749
Cumulative effect of change in accounting principle (net of tax benefit of $124,740)	(205)	—	—	—	—	—	—	—
Net income	$1,782	$3,832	$4,025	$5,815	$2,737	$3,542	$6,763	$4,749
Net income per share—basic and diluted	$0.08	$0.17	$0.17	$0.25	$0.12	$0.15	$0.28	$0.17 *
Weighted average number of shares	23,214	23,214	23,214	23,214	23,214	23,239	24,375	27,969 **

*	The amount has been corrected from $0.19 to $0.17 due to a computational error.

**	The amount has been corrected from 24,969,000 to 27,969,000 due to a clerical error.

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

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this annual report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on that evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this annual report on Form 10-K/A was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC's rules and instructions for Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

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

Lucien Bronicki.    Lucien Bronicki is the Chairman of our Board of Directors, a position he has held since our inception in 1994, and is also our Chief Technology Officer, effective as of July 1, 2004. Mr. Bronicki co-founded Ormat Turbines Ltd. in 1965 and is the Chairman of the Board of Directors of Ormat Industies, the publicly-traded successor to Ormat Turbines Ltd., and various of its subisidiaries. Since 1992, Mr. Bronicki has been the Chairman of the Board of Directors of Bet Shemesh Engines, a manufacturer of jet engines, and of OPTI Canada Inc. Since 1997, Mr. Bronicki has been the Chairman of the Board of Bet Shemesh Holdings. Mr. Bronicki is also the Chairman of the Board of Directors of Orad Hi-Tec Systems Ltd., a manufacturer of image processing systems, and was the Co-Chairman of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. Mr. Bronicki has worked in the power industry since 1958. He is a member of the Executive Council of the Weizmann Insitutute of Science and chairs the Israeli Committee of the World Energy Council. Yehudit Bronicki and Lucien Bronicki are married. Mr. Bronicki obtained a postgraduate degree in Nuclear Engineering from Conservatoire National des Arts et Metiers in 1958, a Master of Science in Physics from Universite de Paris in 1958 and a Master of Science in Mechanical Engineering from Ecole Nationale Superieure d'Ingenieurs Arts et Metiers in 1957.

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

(a) (1)   List of Financial Statements

See Index to Financial Statements at Item 8 of this annual report.

(2)   List of Financial Statement Schedules

All applicable schedules information is included in our Financial Statements at Item 8 of this annual report.

(c)	EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1	Financing Agreements
10.1.1	Foreign Currency Loan Agreement, dated June 1, 2004, between Ormat Technologies, Inc. and United Mizrahi Bank LTD., incorporated by reference to Exhibit 10.1.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.1.2	Amended and Restated Bridge Loan Agreement, dated October 2, 2003, by and between Ormat Nevada, Inc. and Bank Leumi USA, incorporated by reference to Exhibit 10.1.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.4	Credit Agreement, dated as of December 31, 2002, among ORMESA LLC, United Capital, a division of Hudson United Bank and the Lenders party to such agreement from time to time, incorporated by reference to Exhibit 10.1.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.6	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.7	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.14	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.15	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.16	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
10.1.17	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.18	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No.1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No.1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV's Geothermal Electric Plant with HELCO's System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004

Exhibit No.	Document
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O'Dell and Phyllis M. O'Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004

Exhibit No.	Document
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004

Exhibit No.	Document
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5	General incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004

Exhibit No.	Document
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
13.1	Form 10-Q for the Quarter Ended September 30, 2004, incorporated by reference to Ormat Technologies, Inc. Registration Statement on Form 10-Q (File No. 000-30827) to the Securities and Exchange Commission on December 20, 2004.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004

Exhibit No.	Document
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
99.4	Summary of Non-Employee Director Compensation and benefits, incorporated by reference to Exhibit 99.4 to Ormat Technologies, Inc.'s Form 10-K to the Securities and Exchange Commission on March 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: April 12, 2005	By:	/s/YEHUDIT BRONICKI
Name: Yehudit Bronicki
Title: Chief Executive Officer, President and Director

Pursuant to the requirement of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on April 12, 2005.

Signature	Capacity

/s/ YEHUDIT BRONICKI	Chief Executive Officer, President and Director (Principal Executive Officer)

Yehudit Bronicki

/s/ JOSEPH TENNE	Chief Financial Officer (Principal Financial and Accounting Officer)

Joseph Tenne

/s/LUCIEN BRONICKI	Chairman of the Board of Directors & Chief Technology Officer

Lucien Y. Bronicki

/s/ YORAM BRONICKI	Chief Operating Officer – North America & Director

Yoram Bronicki

/s/ DAN FALK	Director

Dan Falk

(c)	EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1	Financing Agreements
10.1.1	Foreign Currency Loan Agreement, dated June 1, 2004, between Ormat Technologies, Inc. and United Mizrahi Bank LTD., incorporated by reference to Exhibit 10.1.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.1.2	Amended and Restated Bridge Loan Agreement, dated October 2, 2003, by and between Ormat Nevada, Inc. and Bank Leumi USA, incorporated by reference to Exhibit 10.1.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.4	Credit Agreement, dated as of December 31, 2002, among ORMESA LLC, United Capital, a division of Hudson United Bank and the Lenders party to such agreement from time to time, incorporated by reference to Exhibit 10.1.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.6	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.7	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.14	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.15	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.16	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
10.1.17	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.18	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements incorporated by reference to Exhibit 10.2to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No.1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No.1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV's Geothermal Electric Plant with HELCO's System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004

Exhibit No.	Document
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O'Dell and Phyllis M. O'Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004

Exhibit No.	Document
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004

Exhibit No.	Document
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5	General incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004

Exhibit No.	Document
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
13.1	Form 10-Q for the Quarter Ended September 30, 2004, incorporated by reference to Ormat Technologies, Inc. Registration Statement on Form 10-Q (File No. 000-30827) to the Securities and Exchange Commission on December 20, 2004.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004

Exhibit No.	Document
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
99.4	Summary of Non-Employee Director Compensation and Benefits, incorporated by reference to Exhibit 99.4 to Ormat Technologies, Inc.'s Form 10-K to the Securities and Exchange Commission on March 28, 2005.