Form 10-Q
period 2005-03-31
ORMAT TECHNOLOGIES, INC.
filed 2005-05-13
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

Commission file number: 001-32347

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

Yes       No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 31,562,496, par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2005

SIGNATURES	56

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to "Ormat", "the Company", "we", "us", "our company", "Ormat Technologies" or "our" refer to Ormat Technologies, Inc. and its consolidated subsidiaries. The "Senior Secured Notes" refers to Ormat Funding Corp.'s, one of our subsidiaries', 8¼% Senior Secured Notes due 2020 that were issued in February 2004.

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$44,447	$36,750
Marketable securities	29,045	89,166
Restricted cash, cash equivalents and marketable securities	21,768	3,676
Receivables:
Trade	29,450	26,913
Related entities	2,539	2,413
Other	3,092	1,816
Inventories, net	6,521	6,046
Costs and estimated earnings in excess of billings on uncompleted contracts	5,320	3,164
Deferred income taxes	1,043	1,001
Prepaid expenses and other	1,756	2,377
Total current assets	144,981	173,322
Restricted cash, cash equivalents and marketable securities	12,374	19,339
Unconsolidated investments	50,018	48,818
Deposits and other	13,543	13,759
Deferred income taxes	3,888	3,044
Property, plant and equipment, net	457,790	466,826
Construction-in-process	80,308	60,177
Deferred financing costs, net	17,240	15,873
Intangible assets, net	48,253	48,930
Total assets	$828,395	$850,088
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$51,183	$37,565
Billings in excess of costs and estimated earnings on uncompleted contracts	6,076	6,139
Current portion of long-term debt:
Limited and non-recourse	9,840	8,295
Full recourse	1,021	24,361
Senior secured notes (non-recourse)	6,090	6,090
Due to Parent, including current portion of notes payable to Parent	31,094	40,531
Total current liabilities	105,304	122,981
Long-term debt, net of current portion:
Limited and non-recourse	157,103	159,370
Full recourse	3,000	3,000
Senior secured notes (non-recourse)	183,399	183,399
Notes payable to Parent, net of current portion	164,809	171,809
Other liabilities	1,369	1,389
Deferred income taxes	19,759	18,368
Liabilities for severance pay	11,519	11,129
Asset retirement obligation	10,853	10,665
Total liabilities	657,115	682,110
Minority interest in net assets of subsidiaries	64	64
Commitments and contingencies (Notes 9 and 11)
Stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,562,496 shares issued and outstanding	31	31
Additional paid-in capital	124,008	124,008
Unearned stock-based compensation	(219)	(244)
Retained earnings	47,402	44,441
Accumulated other comprehensive loss	(6)	(322)
Total stockholders' equity	171,216	167,914
Total liabilities and stockholders' equity	$828,395	$850,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Revenues:
Electricity:
Energy and capacity	$24,509	$23,366
Lease portion of energy and capacity	15,943	10,093
Total electricity	40,452	33,459
Products	13,444	14,146
Total revenues	53,896	47,605
Cost of revenues:
Electricity:
Energy and capacity	16,273	14,577
Lease portion of energy and capacity	7,339	4,813
Total electricity	23,612	19,390
Products	10,683	11,328
Total cost of revenues	34,295	30,718
Gross margin	19,601	16,887
Operating expenses:
Research and development expenses	380	302
Selling and marketing expenses	2,208	1,854
General and administrative expenses	3,627	2,332
Operating income	13,386	12,399
Other income (expense):
Interest income	810	244
Interest expense	(10,298)	(8,523)
Foreign currency translation and transaction losses	(83)	(321)
Other non-operating income (expense)	40	(24)
Income before income taxes, minority interest, and equity in income of investees	3,855	3,775
Income tax provision	(1,480)	(1,479)
Minority interest in earnings of subsidiaries	—	(108)
Equity in income of investees	1,533	549
Net income	3,908	2,737
Other comprehensive income, net of related taxes:
Gain in respect of derivative instruments designated for cash flow hedge (net of tax of $154,000)	254	—
Unrealized gain on marketable securities available-for-sale (net of tax of $38,000)	62	—
Comprehensive income	$4,224	$2,737
Basic and diluted income per share:
Net income	$0.12	$0.12
Weighted average number of shares outstanding	31,563	23,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(in thousands, except per share amounts)

Balance at December 31, 2004	31,563	$31	$124,008	$(244)	$44,441	$(322)	$167,914
Amortization of unearned stock-based compensation (unaudited)	—	—	—	25	—	—	25
Cash dividend declared, $0.03 per share (unaudited)	—	—	—	—	(947)	—	(947)
Net income (unaudited)	—	—	—	—	3,908	—	3,908
Other comprehensive income, net of related taxes (unaudited):
Gain in respect of derivative instruments designated for cash flow hedge (net of tax of $154,000)(unaudited)	—	—	—	—	—	254	254
Unrealized gain on marketable securities available-for-sale (net of tax of $38,000) (unaudited)	—	—	—	—	—	62	62
Balance at March 31, 2005 (unaudited)	31,563	$31	$124,008	$(219)	$47,402	$(6)	$171,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$3,908	$2,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,500	9,142
Minority interest in earnings of subsidiaries	—	108
Equity in income of investees	(1,533)	(549)
Distributions from unconsolidated investments	325	—
Deferred income tax provision	(28)	815
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(3,133)	2,551
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,156)	(2,290)
Inventories	(475)	(573)
Prepaid expenses and other	621	19
Deposits and other	(224)	1,959
Accounts payable and accrued expenses	15,235	5,910
Due from/to related entities, net	(126)	(423)
Billings in excess of costs and estimated earnings on uncompleted contracts	(63)	(1,542)
Other liabilities	(20)	—
Liability for severance pay	693	160
Due to Parent	—	74
Net cash provided by operating activities	22,524	18,098
Cash flows from investing activities:
Marketable securities, net	60,122	—
Net change in restricted cash, cash equivalents and marketable securities	(11,027)	(64,218)
Capital expenditures	(19,159)	(2,774)
Decrease of cash resulting from deconsolidation of OLCL	—	(1,801)
Increase in severance pay fund asset, net	(116)	(105)
Repayment from joint ventures	254	218
Cash paid for acquisitions, net of cash received	—	(82,766)
Net cash provided by (used in) investing activities	30,074	(151,446)
Cash flows from financing activities:
Due to Parent, net	(16,427)	(22,102)
Distribution to Parent	—	(451)
Proceeds from issuance of long-term debt	—	190,000
Repayments of short-term and long-term debt	(24,062)	(5,133)
Deferred debt issuance costs	(1,912)	(8,938)
Cash dividend paid	(2,500)	—
Net cash provided by (used in) financing activities	(44,901)	153,376
Net increase in cash and cash equivalents	7,697	20,028
Cash and cash equivalents at beginning of period	36,750	8,873
Cash and cash equivalents at end of period	$44,447	$28,901
Supplemental non-cash investing and financing activities:
Accounts payable related to purchases of property, plant and equipment	$1,718	$757
Cash dividend declared	947	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and notes required by accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position as of March 31, 2005, and consolidated results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

The financial data and other information disclosed in these notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three-months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 2004. The condensed consolidated balance sheet as of December 31, 2004 is derived from the audited consolidated financial statements for the year ended December 31, 2004.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At March 31, 2005 and December 31, 2004, the Company had deposits in five U.S. financial institutions that were federally insured up to $100,000 per financial institution. At March 31, 2005 and December 31, 2004, the Company's deposits in foreign countries of approximately $4,713,000 and $9,184,000, respectively, were not insured.

At March 31, 2005 and December 31, 2004, accounts receivable related to operations in foreign countries amounted to approximately $10,976,000 and $7,963,000, respectively. At March 31, 2005 and December 31, 2004, accounts receivable from the Company's major customers amounted to approximately 76% and 80% of the Company's accounts receivable, respectively. The Company performs ongoing credit evaluations of its customers' financial condition. The Company requires the customer in Nicaragua to provide a cash security arrangement for its payment obligations. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in respect of options issued to its employees based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), and Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and other related interpretations which state that no compensation expense is required to be recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the estimated fair value per share of common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the common stock and the exercise price of the stock options is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period applicable to the stock option. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as it relates to stock options granted to employees, which requires pro forma net income be disclosed based on the fair value of the options granted at the date of the grant.

Had compensation cost for the options granted to employees of the Company been determined based on the fair value method prescribed by SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$3,908	$2,737
Add: Total stock-based employee compensation expense included in reported net income, net of tax	25	6
Deduct: Total stock-based employee compensation expense in respect of the Company's stock options determined under fair value based method, net of tax	(12)	—
Deduct: Total stock-based employee compensation expense in respect of the Parent's stock options determined under fair value based method, net of tax	(80)	(62)
Pro forma net income	$3,841	$2,681
Basic and diluted net income per share:
As reported	$0.12	$0.12
Pro forma	$0.12	$0.12

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123 (Revised 2004) - Share-Based Payments

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payments ("SFAS No.123R"), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant date fair value based method. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123R. In accordance with the new rule, the accounting provisions of SFAS 123R will be applicable to the Company for the fiscal year ending December 31, 2006. Early adoption of SFAS No.123R is encouraged. SFAS No.123R applies to all awards granted or modified after its effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on SFAS 123R's effective date shall be recognized on or after such date, as the related services are rendered, based on the awards' grant date fair value as previously calculated for the pro forma disclosure under SFAS No.123.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company estimates that the cumulative effect of adopting SFAS No.123R as of its effective date by the Company (January 1, 2006), based on the awards outstanding as of March 31, 2005, will be immaterial. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to March 31, 2005 and prior to the Company's adoption of SFAS No.123R. The Company expects that upon adoption of SFAS No.123R, it will apply the modified prospective application transition method, as permitted thereunder. Under such transition method, upon the adoption of SFAS No.123R, the Company's consolidated financial statements for periods prior to the effective date will not be restated. The Company does not expect SFAS No. 123R to have a material impact on its results of operations and financial position in future periods.

SFAS No. 151 - Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - An Amendment of ARB 43, Chapter 4. SFAS No.151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No.151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). Earlier application of SFAS No.151 is permitted. The provisions of SFAS No.151 shall be applied prospectively. The Company does not expect SFAS No.151 to have a material impact on its results of operations and financial position in future periods.

SFAS No. 153 - Exchange of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of SFAS No.153 is permitted. The provisions of SFAS No.153 shall be applied prospectively. The Company does not expect SFAS No.153 to have a material impact on its results of operations and financial position in future periods.

NOTE 4 – INCOME PER SHARE

Basic income per share is computed by dividing income available to common stock shareholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted on November 10, 2004 and whose dilutive effect on the net income per share for the three months ended March 31, 2005 is immaterial. The stock options granted to employees of the Company in the Parent's stock are not dilutive to the Company's income per share.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – INVENTORIES

Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Raw materials and purchased parts for assembly	$5,251	$1,664
Self-manufactured assembly parts and finished products	1,270	4,382
Total	$6,521	$6,046

NOTE 6 – UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Orzunil:
Investment	$3,599	$3,391
Advances	4,285	4,478
	7,884	7,869
Mammoth	37,060	36,361
OLCL	5,074	4,588
Total	$50,018	$48,818

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

The Company's equity in income of Orzunil was not significant for each of the periods presented in these condensed financial statements.

The Mammoth Project

The Company has a 50% interest in the Mammoth Project, which is comprised of three geothermal power plants. A $9.3 million basis difference is amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance ("O&M") agreement. The Company's 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of Mammoth are summarized below:

	March 31, 2005	December 31, 2004
	(in thousands)
Condensed balance sheets:
Current assets	$13,473	$11,088
Non-current assts	82,812	83,944
Current liabilities	990	924
Non-current liabilities	3,797	3,774
Partners' Capital	91,498	90,334

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Condensed statements of operations:
Revenues	$3,967	$3,892
Gross margin	1,212	1,013
Net income	1,164	958
Company's equity in income of Mammoth:
50% of Mammoth net income	$582	$479
Plus amortization of basis difference	148	148
	730	627
Less income taxes	(277)	(238)
Total	$453	$389

The Leyte Project ("OLCL")

The Company holds an 80% interest in OLCL (which owns the Leyte Project). Upon the adoption of FIN No. 46R, however, the balance sheet of OLCL was deconsolidated as of March 31, 2004, and the income and cash flow statements were deconsolidated effective April 1, 2004.

The condensed financial position and results of operations of OLCL are summarized below:

	March 31, 2005	December 31, 2004
	(in thousands)
Condensed balance sheets:
Current assets	$7,338	$7,178
Non-current assets	15,356	16,864
Current liabilities	5,674	6,035
Non-current liabilities	7,619	8,889
Stockholders' equity	9,401	9,118

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three months Ended March 31, 2005
(in thousands)
Condensed statements of operations:
Revenues	$3,137
Gross margin	1,468
Net income	762
Company's equity in income of OLCL:
80% of OLCL net income	$610
Plus amortization of deferred revenue on intercompany profit ($2.5 million unamortized balance at March 31, 2005)	263
Total	$873

OLCL's operating results for all periods prior to March 31, 2004 have been accounted for on the consolidated method of accounting. Effective April 1, 2004, the Company's ownership interest in OLCL is being accounted for using the equity method of accounting.

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of notes payable under the following agreements:

	March 31, 2005	December 31, 2004
	(in thousands)
Limited and non-recourse agreements:
Non-recourse agreements:
Beal Bank Credit Agreement	$150,637	$150,637
Limited recourse agreement:
Credit facility agreement	16,306	17,028
	166,943	167,665
Less current portion	(9,840)	(8,295)
Total	$157,103	$159,370
Full recourse agreements with banks:
Loan one	$4,000	$4,000
Loan three	—	3,333
Bridge loan two	—	20,000
Other	21	28
	4,021	27,361
Less current portion	(1,021)	(24,361)
Total	$3,000	$3,000
Senior secured notes (non recourse)	$189,489	$189,489
Less current portion	(6,090)	(6,090)
Total	$183,399	$183,399

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loan three

In March 2001, the Company entered into a $10 million loan agreement, with principal payable in equal quarterly payments that commenced in April 2003, and continue through January 2006. On March 10, 2005, the Company repaid the loan in full.

Bridge loan two

In June 2004, the Company entered into a $20 million loan agreement, with principal payable by November 2005. On February 10, 2005, the Company repaid the outstanding balance of the loan. The full amount of the line of credit remains available through December 31, 2005 and is guaranteed by the Parent. The interest on the line of credit is computed at LIBOR plus 1.45% and is payable quarterly.

Senior secured notes

On February 13, 2004, the Company, through Ormat Funding Corp. ("OFC"), a wholly owned subsidiary, completed the issuance of 8¼% senior secured notes (the "Notes" or "Senior Secured Notes") pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended ( the "Offering"), amounting to $190 million, and received net cash proceeds of approximately $179.7 million after deduction of deferred issuance costs of approximately $10.3 million, which have been included in deferred financing costs at December 31, 2004. The Notes have a final maturity date of December 30, 2020. Principal and interest on the Notes are payable in semi-annual payments that commenced in June 30, 2004. The Notes are collateralized by substantially all of the assets of OFC and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of OFC and its subsidiaries. There are various restrictive covenants under the Notes, which include limitations on additional indebtedness and payment of dividends.

The Company may redeem the Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a "make-whole" premium. Upon certain events, as defined in the indenture governing the Notes, the Company may be required to redeem a portion of the Notes at a redemption price ranging from 100% to 101% of the principal amount of the Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

A registration statement on Form S-4 relating to the Notes was declared effective by the Securities and Exchange Commission on February 9, 2005. Pursuant to the registration statement, OFC made an offer to the holders of the Notes to exchange them for publicly registered exchange notes with substantially identical terms until March 11, 2005. On March 16, 2005 the exchange offer was completed.

As required under the terms of the Notes, the Company has restricted cash accounts, consisting of the following:

Galena's construction reserve

As required under the terms of the Notes, the Company has set aside approximately $25.8 million ($19.4 million at March 31, 2005, of which $7.0 million has been classified as current on the balance sheet) to replace the existing equipment at the Steamboat 1/1A project with more efficient equipment, in order to optimize the geothermal resources available. After such replacement, the Company will rename the Steamboat 1/1A project as the Galena project. The Company expects the construction will be complete and the project will achieve commercial operations by the end of 2005.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Debt service reserve

The Company maintains an account to fund an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Notes in the following six months. As of March 31, 2005, the restricted cash accounts have been replaced by a letter of credit which was issued by the Company on July 1, 2004 and December 30, 2004 in the total amount of approximately $10.8 million (see Note 9).

Revenue reserve

The Company deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the debt service reserve account, but the funds are only available to the Company upon submission of draw requests by the Company to the bank. As such amounts are not fully unrestricted for use by the Company, they have been classified as restricted (current) in the balance sheets. As of March 31, 2005, the balance of such account was $5.9 million.

Refinancing of the Puna project

The Company intends to refinance the acquisition cost of the Puna project by the first half of 2005. In connection with such refinancing, one of the Company's subsidiaries signed a term sheet with an equity investor and the Company's subsidiary and the equity investor are currently in the final stages of negotiations with two financial institutions to provide debt financing as part of a contemplated leveraged lease transaction.

In anticipation of the above refinancing, on February 25, 2005, the Company entered into a treasury rate lock agreement ("Rate Lock Agreement") with a financial institution, at a locked-in treasury rate of 4.31%, with a notional amount of $52.0 million, which terminated on March 31, 2005. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. On March 31, 2005, the Company received from the counterparty to the Rate Lock Agreement an amount of $658,000. This amount net of related taxes of $250,000 is included as "Gain in respect of derivative instruments designated for cash flow hedge, net of related taxes" under "Other comprehensive income (loss)" and will be amortized over the term of the refinancing agreement.

On April 20, 2005, the Company entered into a new treasury rate lock agreement (" New Rate Lock Agreement") with the abovementioned financial institution, at a locked-in treasury rate of 4.22%, with a notional amount of $52.0 million, that terminated on May 2, 2005. The New Lock Agreement's termination date was extended until May 18, 2005 (the " New Determination Date") at a new locked-in treasury rate of 4.25%. The extended rate lock is based on a 10-year treasury security that matures on February 15, 2015. There was no consideration paid by either party as a result of the extension. Pursuant to the extended New Rate Lock Agreement, if the base treasury rate on the New Determination Date is greater than 4.25%, the counterparty will be required to pay the Company a floating amount; however, if the base treasury rate is less than 4.25% on the New Determination Date, the Company will be required to pay to the counterparty the floating amount. If the base treasury rate equals 4.25% on the New Determination Date, no payment will be required to be made by either party.

NOTE 8 – BUSINESS SEGMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller's business segment.

Summarized financial information concerning the Company's reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(in thousands)
Three months ended March 31, 2005
Net revenues from external customers	$40,452	$13,444	$53,896
Intersegment revenues	—	11,101	11,101
Operating income	12,461	925	13,386
Segment assets at period end	787,122	41,273	828,395
Three months ended March 31, 2004
Net revenues from external customers	$33,459	$14,146	$47,605
Operating income	11,127	1,272	12,399
Segment assets at period end	670,934	26,950	697,884

Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Operating income:
Operating income	$13,386	$12,399
Interest expenses, net	(9,488)	(8,279)
Non-operating income and other, net	(43)	(345)
Total consolidated income before income taxes, minority interest, and equity in income of investees	$3,855	$3,775

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Letters of credit

In the ordinary course of business with customers, vendors and lenders, the Company is contingently liable for performance under letters of credit and other financial guarantees obtained by the Parent and issued on behalf of the Company totaling $29,933,000 and $25,794,000 at March 31, 2005 and December 31, 2004, respectively. Management does not expect any material losses to result from these off-balance-sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

LOC Agreement

A subsidiary of the Company has a letter of credit and loan agreement ("LOC Agreement") with a bank pursuant to which the bank agreed to issue one or more letters of credit aggregating to $15 million. The LOC Agreement expires on June 30, 2007, which shall be extended for successive one-year periods unless notice is provided by either the Company or the bank to the contrary. In the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts into a loan, bearing interest at LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. As of March 31, 2005, management believes that the Company was in compliance with the covenants under the LOC Agreement. At each of March 31, 2005 and December 31, 2004, letters of credit amounting to $10.8 million and $3.6 million were issued under the LOC Agreement, which have been used to replace cash on deposit in reserve funds that were used as a pledge against the OFC Notes and the Beal Bank Credit Agreement, respectively.

Contingencies

In response to an order issued by a California State Court of Appeal, the California Public Utilities Commission ("CPUC"), has commenced an administrative proceeding in order to address short run avoided cost ("SRAC") pricing for Qualifying Facilities for the period from December 2000 to March 2001. The court directed that the CPUC modify SRAC pricing on a retroactive basis to the extent that the CPUC determined that SRAC prices were not sufficiently "accurate" or "correct". On February 15, 2005, the CPUC issued a draft decision affirming that SRAC priced during the disputed period was correct and compliant with the Public Utility Regulated Policies Act ("PURPA") requirements and that no retroactive adjustments are warranted. Comments on the draft may be filed and a final decision from the CPUC has not yet been issued. If the SRAC prices charged during the period in question were determined by the CPUC to not be "accurate" or "correct", retroactive price adjustments could be required with respect to payments by any of the Company's Qualifying Facilities in California that are tied to SRAC pricing, including the Heber 1, Mammoth and Ormesa projects. Currently it is not possible to predict the final outcome of such proceeding; however, any retroactive price adjustment required to be made in relation to any of the Company's projects may require such projects to make refund payments or charge less for future sales, which could materially and adversely effect the business, the financial condition, future results and cash flow of the Company.

Steamboat Geothermal LLC ("SG"), a wholly owned subsidiary that owns the Steamboat 1/1A Project is party to litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. SG has initiated settlement discussions with the plaintiff and the Company believes that any outcome will not have a material impact on the Company's results of operations.

The Company is a defendant in various other legal suits in the ordinary course of business. It is the opinion of the Company's management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

Certain of the Company's projects are subject to contested Federal Energy Regulatory Commission ("FERC") rulings whereby an adverse outcome could result in a refund of a portion of previous revenues and/or a reduction in future revenues from those projects. The outcome of theses matters cannot be predicted at this time.

NOTE 10 – CASH DIVIDEND

On October 21, 2004, the Company's Board of Directors declared, approved and authorized the payment of a cash dividend in the aggregate amount of $2.5 million ($ 0.1025 per share). Such dividend was paid on March 2, 2005.

On March 22, 2005, the Company's Board of Directors declared, approved and authorized the payment of a dividend of $0.03 per share, on account of fourth quarter of 2004 profits, to all holders of the Company's issued and outstanding shares of common stock on April 4, 2005. Such dividend was paid on April 18, 2005.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

The Company has waived the receipt of a letter from the Kenyan government that would have supported the payment obligations of Kenya Power & Lighting Co. Ltd. ("KPLC") as a necessary prerequisite for proceeding with Phase II of the Olkaria III project in Kenya and therefore did not provide a notice of cancellation of Phase II to KPLC. As a result, the Company is required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement.

On May 10, 2005, the Company's Board of Directors declared, approved and authorized the payment of a dividend of $0.03 per share, on account of first quarter of 2005 profits, to all holders of the Company's issued and outstanding shares of common stock on May 23, 2005, payable on June 6, 2005.

18

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based upon our current expectations and projections about future events. When used in this report, the words "believe", "anticipate", "intend", "estimate", "expect", "should", "may" and similar expressions, or the negative of such words and expressions, are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in this Item 2: "Management's Discussion and Analysis of Financial Condition and Results of Operations", but may be found in other locations as well. Such statements reflect our judgment as of the date of this quarterly report with respect to future events, the outcome of which is subject to certain risks and uncertainties, including but not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations;

•	project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy, changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company's business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the risk factors set forth in our annual report on Form 10-K/A for the year ended December 31, 2004 and any updates contained herein which may have a significant impact on our business, operating results or financial condition;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be successful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the "Risk Factors" section of our annual report on Form 10-K/A for the year ended December 31, 2004 and any updates contained herein as well as those set forth in our press releases, reports and other filings made with the Securities and Exchange Commission.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal power plants, and we also design, develop and build, and plan to own and operate, recovered energy-based power plants, in each case, using equipment that we design and manufacture. In addition, we sell the equipment we design and manufacture for geothermal electricity generation, recovered energy-based electricity generation, and other equipment for electricity generation to third parties. Our operations consist of two principal business segments. The first consists of the sale of electricity from our power plants, which we refer to as the Electricity Segment. The second consists of the design, manufacturing and sale of equipment for electricity generation, the installation thereof and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants, which we refer to as the Products Segment.

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources. It will also include our planned investment in power plants producing electricity from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally, from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the three months ended March 31, 2005, our Electricity Segment represented approximately 75.1% of our total revenues, while our Products Segment represented approximately 24.9% of our total revenues during such period.

In the three months ended March 31, 2005, total Electricity Segment revenues from the sale of electricity by our wholly owned power plants were $40.5 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project were $4.5 million. The investments in such projects are accounted for in our consolidated financial statements under the equity method.

Our Electricity Segment operations are conducted in the United States and throughout the world. We have increased our net ownership interest in generating capacity by 164 MW between December

31, 2002 and March 31, 2005, of which 150 MW was attributable to our acquisition of geothermal power plants from third parties and 14 MW was attributable to increased generating capacity of our existing geothermal power plants resulting from plant technology upgrades and improvements to our geothermal reservoir operations. Since January 1, 2001, we have completed various acquisitions of geothermal power plants in the United States with an aggregate acquisition cost, net of cash received, of $503.9 million. We also own or control as well as operate geothermal projects in Guatemala, Kenya, Nicaragua and the Philippines. Our net ownership in our generating capacity has increased from 94 MW, as of December 31, 2001, to 304 MW, as of March 31, 2005.

Our Products Segment operations are also conducted in the United States and throughout the world. For the three months ended March 31, 2005, revenues attributable to our Products Segment were $13.4 million. We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world, and have recently entered into a letter of intent with a utility company located in the northwest region of the United States regarding the proposed acquisition by the utility of an Ormat Recovered Energy Generation System ("REGS") facility for a purchase price of approximately $13 million. We expect that an important component of our Products Segment will be the design, manufacturing and sale of recovered energy products that we expect will allow us (in our Electricity Segment) and potential customers (in our Products Segment) to utilize waste heat for the purpose of producing electricity.

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

During the three months ended March 31, 2005, our total revenues increased by 13.2% (from $47.6 to $53.9 million) over the same period last year. Revenues from the Electricity Segment increased by 20.9% while revenues from the Product segment were 5% lower than in the same period last year. It is important to note, however, that revenues in the three months ended March 31, 2005 included all revenues generated by the Steamboat 2/3 project that we acquired on February 13, 2004 and the Steamboat Hills and Puna projects that we acquired during the second quarter of 2004. Accordingly, our results for the three months ended March 31, 2005 may not be comparable with our results for the same period in 2004.

The profitability of our acquisition and expansion strategy is reflected by the growth in our operating income, which increased to $13.4 million for the three months ended March 31, 2005 compared with $12.4 million for the same period last year. There can be no assurance, however, that our operations will continue to achieve this level of profitability.

Recent Developments

On January 4, 2005, through a newly established project subsidiary, we entered into a 25-year power purchase agreement ("PPA") with Basin Electric Power Corporation, pursuant to which we will supply approximately 22 MW from recovered energy generation power plants. The power plants are to be constructed between 15 and 18 months from the effectiveness of the PPA. The power plants will be constructed on gas compressor stations along a natural gas pipeline in North and South Dakota. The PPA has not yet become effective and is subject to certain conditions.

On February 14, 2005, two of our subsidiaries entered into a contract for the purchase of equipment and construction of a geothermal power plant on Sao Miguel Island in the Azores in the total amount of Euro 19.2 million (approximately $25 million).

On April 14, 2005, our wholly owned subsidiary, Ormat Nevada, Inc., entered into a letter of intent with a utility company located in the northwest region of the United States regarding the proposed acquisition by the utility of an Ormat Recovered Energy Generation System ("REGS") facility for a purchase price of approximately $13 million. The facility will have a design capacity of 4.95 MW net and will utilize recovered waste heat from gas turbines driving compressors on a major interstate gas pipeline located in Washington State. The transaction is subject to us and the utility entering into definitive agreements, which the parties intend to finalize by June 30, 2005. The expected completion date for the facility would be 22 months from the date of the definitive agreement.

We have waived the receipt of a letter from the Kenyan government that would have supported the payment obligations of Kenya Power & Lighting Co. Ltd. ("KPLC") as a necessary prerequisite for proceeding with Phase II of the Olkaria III project in Kenya and therefore did not provide a notice of cancellation of Phase II KPLC. As a result, we are required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties, or, by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement.

On May 6, 2005, we completed negotiations for two new 25-year power purchase agreements (which were described as being under negotiation with a third party in our annual report on Form 10-K/A for the year ended 2004) with Southern California Public Power Authority ("SCPPA") for the purchase of energy from each of our Ormesa and Heber Complex projects. Under each agreement, 10 MW of power will be delivered from Ormesa or Heber, as applicable, to SCPPA for a fixed price of $57.50/MWh. This price will escalate annually at a rate of 1.5% and includes the value for the environmental attributes, knows as renewable energy credits, which will assist the SCPPA member cities to comply with their respective renewable portfolio standards. In addition, if and when available, 30% of the Production Tax Credits generated from the applicable project will be shared with SCPPA. Deliveries pursuant to the Ormesa power purchase agreement are expected to begin in the fourth quarter of 2006 and deliveries pursuant to the Heber power purchase agreement are scheduled to begin by the end of 2005. The parties are expected to enter into definitive agreements in the coming weeks.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation due to increasing natural gas prices and as a result of newly enacted legislative and regulatory incentives, such as state renewable portfolio standards. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards as the most significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

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

of additional projects. As a result of such acquisitions, we expect an increase in our consolidated revenues as well as in our operating income attributable to our Electricity Segment in the first half of 2005, as compared to our consolidated revenues and our operating income attributable to our Electricity Segment in the first half of 2004.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 18 states and the District of Columbia, including California, Nevada and Hawaii (where we have been the most active in our geothermal development and in which all of our U.S. projects are located). In each of these states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants. Outside of the United States, we expect that a variety of governmental initiatives, including the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage "clean" renewable and sustainable energy sources, will create new opportunities for the development of new projects as well as create additional markets for our remote power units and other products.

•	We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We are initially targeting the North American market thereafter, we intend to leverage our success in that market in order to expand such operations throughout the world. If our expectations regarding the growth in demand for our recovered energy units are not met, we may not be able to generate the revenues we expect from such operations.

•	We expect the revenues from our Products Segment in 2005 to be similar to the revenue level we achieved in 2004. In pursuing new orders, we participate in tenders for projects and proposals for installations and identify and monitor markets which utilize or plan to utilize geothermal energy and in which geothermal resources are available. Over the long-term, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business as a percentage of the total revenues from our Products Segment will increase.

•	We expect to continue to generate the majority of our revenues from the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Such risks include the ongoing privatization of the electricity industry in the Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest and strengthening of unions in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain political risk insurance as an attempt to mitigate such risks, such insurance does not provide complete coverage with respect to all such risks.

•	We expect current interest rates to gradually increase in the short-term. Any increases in interest rates that impact our existing financings or future financings could increase the aggregate amount of our interest expenses and thus could have an adverse effect on our results of operations

•	We have experienced recent increases in the cost of raw materials required for our equipment manufacturing activities, which we believe have resulted primarily from increased demand in the Chinese market for such raw materials, and increases in the cost to transport our products. Additionally we have experienced an increase in drilling costs and a shortage in drilling equipment, which we believe is the result of the high oil prices resulting in increased drilling activity in the marketplace. An increase in such costs may have an adverse effect on our financial condition and results of operations.

•	Under Section 710 of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004, owners of geothermal power companies are allowed to claim a "production tax credit" of 1.8 cents per kWh on electricity produced from geothermal resources. Under the Act, we may claim these credits on electricity generated as a result of the planned enhancement or construction of projects that will be put in service before December 31, 2005. We, as the owner of the project must choose between this production tax credit and a 10% investment tax credit. The production tax credit that could be claimed on electricity sold during the first five years after the project achieves commercial operation may significantly improve our financial results. Some of our power purchase agreements allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

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

As required by Emerging Issues Task Force Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, we assessed all of our power purchase agreements acquired since July 1, 2003, and concluded that all such agreements related to our Heber 1 and 2, Steamboat 2/3, Steamboat Hills, and Puna projects contained a lease element requiring lease accounting. Accordingly, revenues related to the lease element of the agreements are presented as "lease portion of energy and capacity" revenue, with the remaining revenue related to the production and delivery of the energy presented as "energy and capacity" revenue in our consolidated financial statements. As the lease revenue and the energy and capacity revenues are derived from the same arrangement and both fall within our Electricity Segment, we analyze such revenues, and related costs, on a combined basis for management purposes.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months ended March 31,		Three Months ended March 31,
	2005	2004	2005	2004
Revenues
Electricity Segment	$40,452	$33,459	75.1%	70.3%
Products Segment	13,444	14,146	24.9	29.7
Total	$53,896	$47,605	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended March 31, 2005, 86.2% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 74.7% for the same period in 2004. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Three Months ended March 31,
	2005	2004
United States	86.2%	74.7%
Foreign	13.8	25.3
Total	100.0%	100.0%

Historically, revenues attributable to our Products Segment, after giving effect to the elimination of intercompany transactions, have been derived primarily from outside of the United States. Since 2003, we have begun to generate revenues attributable to our Products Segment in the United States as well. However, as a result of the fluctuation and unpredictability of the revenues attributable to our Products Segment and the impact that a few sales or EPC contracts can have on the geographic distribution of such revenues, the geographical distribution of such revenues may not be indicative of any developing trends or of our future results.

Seasonality

The demand for the electricity generated by our domestic projects and the prices paid for such electricity pursuant to our power purchase agreements are subject to seasonal variations. The demand for electricity from the Heber 1 and 2 project, the Mammoth project and the Ormesa project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison Company, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variations in Nevada. The demand for electricity from the Puna project is balanced due to the equatorial temperature in Hawaii (with less pronounced temperature variations during the year). In California, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes in prices during the year payable pursuant to our power purchase agreements for the Puna project and the Nevada projects. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by the power purchaser in California in the summer months as a result of the increase in demand and in prices have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

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

Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of operating expenses in cost of revenues, and are paid as a percentage of the revenues derived from the associated geothermal resources. For the three months ended March 31, 2005, royalties were approximately 4.0% of the electricity revenues.

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

Some of the principal expenses attributable to our Products Segment, such as a portion of the costs related to labor, utilities and other support services are fixed and, in order to maintain our current production and construction capability, must be incurred, notwithstanding the revenues attributable to our Products Segment. As a result, the cost of revenues attributable to our Products Segment, expressed as a percentage of total revenues, fluctuates. To date, our management has made the strategic decision to maintain our production and construction capacity and, therefore, maintain the fixed cost component of the total costs attributable to our Products Segment at the current level. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of March 31, 2005 decreased to $73.5 million from $125.9 million as of December 31, 2004, principally due to the repayment of long-term debt to our parent and to third parties and the designation to restricted cash of amounts that will be used to maintain debt service reserves and for capital expenditures.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section in our annual report on Form 10-K/A for the year ended December 31, 2004.

New Accounting Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board ("FASB") issued the revised Statement of Financial Accounting Standards ("SFAS") No. 123, Share-Based Payments, which we refer to as SFAS No.123R and which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No.123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, and requires instead that such transactions be accounted for using the grant date fair value based method. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the compliance date for SFAS 123R. In accordance with the new rule, the accounting provision of SFAS 123R will be applicable to us for the fiscal year ending December 31, 2006. Early adoption of SFAS No.123R is encouraged. SFAS No.123R applies to all awards granted or modified after its effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the SFAS No.123R's effective date shall be recognized on or after such date, as the related services are rendered, based on the awards' grant date fair value as previously calculated for the pro forma disclosure under SFAS No.123.

We estimate that the cumulative effect of our adoption of SFAS No.123R as of its effective date (January 1, 2006), based on the awards outstanding as of March 31, 2005, will be immaterial. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to March 31, 2005 and prior to our adoption of SFAS No.123R. We expect that upon adoption of SFAS No.123R, we will apply the modified prospective application transition method, as permitted hereunder. Under such transition method, upon the adoption of SFAS No.123R, our consolidated financial statements for periods prior to the effective date will not be restated. We do not expect SFAS No. 123R to have a material impact on our results of operations and financial position in future periods.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB 43, Chapter 4. SFAS No.151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and applicable to our fiscal year ending December 31, 2006. Earlier application of SFAS No.151 is permitted. The provisions of SFAS No.151 shall be applied prospectively. We do not expect SFAS No.151 to have a material impact on our results of operations and financial position in future periods.

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

Results of Operations

Our unaudited historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent acquisitions and enhancements of acquired projects and (ii) fluctuation in revenues of our Products Segment.

	Three Months ended March 31,
	2005	2004
	(in thousands)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$40,452	$33,459
Products Segment	13,444	14,146
	53,896	47,605
Cost of revenues:
Electricity Segment	23,612	19,390
Products Segment	10,683	11,328
	34,295	30,718
Gross margin:
Electricity Segment	16,840	14,069
Products Segment	2,761	2,818
	19,601	16,887
Operating expenses:
Research and development expenses	380	302
Selling and marketing expenses	2,208	1,854
General and administrative expenses	3,627	2,332
Operating income	13,386	12,399
Other income (expense):
Interest income	810	244
Interest expense	(10,298)	(8,523)
Foreign currency translation and transaction loss	(83)	(321)
Other non-operating income	40	(24)
Income before taxes, minority interest and equity in income of investees	3,855	3,775
Income tax provision	(1,480)	(1,479)
Minority interest in earnings of subsidiaries	—	(108)
Equity in income of investees	1,533	549
Net income	$3,908	$2,737
Basic and diluted income per share:
Net income	$0.12	$0.12
Weighted average number of shares outstanding	31,563	23,214

	Three Months ended March 31,
	2005	2004
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	75.1%	70.3%
Products Segment	24.9	29.7
	100.0	100.0
Cost of revenues:
Electricity Segment	58.4	58.0
Products Segment	79.5	80.1
	63.6	64.5
Gross margin:
Electricity Segment	41.6	42.0
Products Segment	20.5	80.1
	36.4	35.5
Operating expenses:
Research and development expenses	0.7	0.6
Selling and marketing expenses	4.1	3.9
General and administrative expenses	6.7	4.9
Operating income	24.8	26.0
Other income (expense):
Interest income	1.5	0.5
Interest expense	(19.1)	(17.9)
Foreign currency translation and transaction loss	(0.2)	(0.7)
Other non-operating income	0.1	(0.1)
Income before taxes, minority interest and equity in income of investees	7.2	7.9
Income tax provision	(2.7)	(3.1)
Minority interest in earnings of subsidiaries	0.0	(0.2)
Equity in income of investees	2.8	1.2
Net income	7.3%	5.7%

Comparison of the Three Months Ended March 31, 2005 and the Three Months Ended March 31, 2004

Total Revenues

Total revenues for the three months ended March 31, 2005 were $53.9 million, as compared with $47.6 million for the three months ended March 31, 2004, which represented a 13.2% increase in total revenues. This increase is primarily attributable to additional revenues being generated from the Steamboat 2/3 project, which we acquired on February 11, 2004, the Steamboat Hills project, which we acquired on May 20, 2004, and the Puna project, which we acquired on June 3, 2004.

Electricity Segment

	Three Months ended March 31,
	2005	2004
	(in millions)
Steamboat Project	$5.1	$3.0
Puna Project	7.7	—
Steamboat Hills Project	0.9	—
Other Projects	26.8	30.5
Total	$40.5	$33.5

Revenues attributable to our Electricity Segment for the three months ended March 31, 2005 were $40.5 million, as compared with $33.5 million for the three months ended March 31, 2004, which represented a 20.9% increase in such revenues. As noted above, such increase is principally due to our acquisition activities. The decrease in revenues from other projects is primarily due to the deconsolidation of the Leyte project as of April 1, 2004, which represented $3.1 million of our revenues for the three months ended March 31, 2004.

Products Segment

Revenues attributable to our Products Segment for the three months ended March 31, 2005 were $13.4 million, as compared with $14.1 million for the three months ended March 31, 2004, which represented a 5.0% decrease in such revenues. This decrease resulted from lower revenues of $0.7 million in the three months ended March 31, 2005, principally attributable to the fluctuation of the revenues generated from our Products Segment.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2005 was $34.3 million, as compared with $30.7 million for the three months ended March 31, 2004, which represented an 11.6% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2005 and the three months ended March 31, 2004 were 63.6% and 64.5%, respectively.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2005 was $23.6 million, as compared with $19.4 million for the three months ended March 31, 2004, which represented a 21.8% increase in total cost of revenues for such segment. The three months ended March 31, 2005 included an increase in cost of revenues of $1.8 million, $0.7 million and $3.0 million attributable to the Steamboat 2/3 project, the Steamboat Hills project and the Puna project, respectively, as compared to the three months ended March 31, 2004, during which such projects were not included in our results of operations except for the Steamboat 2/3 project whose cost of revenues for the period from February 11, 2004 to March 31, 2004 was $1.5 million. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2005 (58.4%) was slightly higher than the percentage for the three months ended March 31, 2004 (58.0%). This marginal increase is primarily due to the deconsolidation of the Leyte project as of April 1, 2004, of which the total cost of revenues as a percentage of the project's revenues for the three months ended March 31, 2004 was 46.3%, which is lower than the average cost of revenues for this segment.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended March 31, 2004 was $10.7 million, as compared with $11.3 million for the three months ended March 31,

2004, which represented a 5.7% decrease in total cost of revenues related to such segment. Such $0.6 million decrease in total cost of revenues for the three months ended March 31, 2005 was due to a decrease in the volume of sales, as compared to the corresponding period in 2004. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the three months ended March 31, 2005 was 79.5% and for the three months ended March 31, 2004 was 80.1%.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2005 were $0.4 million, as compared with $0.3 million for the three months ended March 31, 2004, which represented a 25.8% increase in research and development expenses. Such increase was in the ordinary course of our operations and does not represent any significant change in our research and development program or our ability to maintain and continue to develop our technologies and operations and reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2005 were $2.2 million, as compared with $1.9 million for the three months ended March 31, 2004, which represented a 19.1% increase in selling and marketing expenses due to the timing of incurring such expenses. Selling and marketing expenses for the three months ended March 31, 2005 constituted 4.1% of total revenues for such period, as compared with 3.9% for the three months ended March 31, 2004. Such 0.2% increase is principally attributable to an increase in commissions and delivery costs relating to the Products Segment offset by the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2005 were $3.6 million, as compared with $2.3 million for the three months ended March 31, 2004, which represented a 55.5% increase in general and administrative expenses. Such increase was principally attributable to an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange. Accordingly, general and administrative expenses for the three months ended March 31, 2005 constituted 6.7% of total revenues for such period, as compared with 4.9% for the three months ended March 31, 2004. In addition, the general and administrative expenses in the first quarter of 2004 did not fully reflect the increase in such expenses that was required as a result of the increased activity that occurred in connection with the acquisitions made in 2004.

Interest Expense

Interest expense for the three months ended March 31, 2005 was $10.3 million, as compared with $8.5 million for the three months ended March 31, 2004, which represented a 20.8% increase in such interest expense. Approximately $0.4 million of such increase was attributable to the increase in the applicable LIBOR rate for the Beal Bank financing and approximately $1.9 million of such increase was attributable to the interest expenses incurred in connection with the issuance by Ormat Funding, on February 13, 2004, of $190.0 million of Senior Secured Notes offset principally by a decrease in interest expenses of $0.3 million as a result of the repayment of the Ormesa loan which was repaid on December 31, 2004 and by the elimination of interest expenses of the Leyte loan as a result of the deconsolidation of the Leyte project in April 1, 2004 (as a result of the application of FIN No. 46R).

Income Taxes

Income taxes for the three months ended March 31, 2005 and 2004 were $1.5 million. The effective tax rates for the three months ended March 31, 2005 and March 31, 2004 were 38.4% and 39.2%, respectively.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended March 31, 2005 was $1.5 million, as compared with $0.5 million for the three months ended March 31, 2004. Such increase was principally attributable to the income generated in connection with our 80% equity interest in the Ormat Leyte project, which was deconsolidated as of April 1, 2004 (as a result of the application of FIN No. 46R) and which accounted for $0.9 million.

Net Income

Net income for the three months ended March 31, 2005 was $3.9 million, as compared with $2.7 million for the three months ended March 31, 2004, which represented a 42.8% increase in such net income. Net income as a percentage of our total revenues for the three months ended March 31, 2005 was 7.3%, as compared with 5.7% for the three months ended March 31, 2004. Such increase in percentage was principally attributable to a $2.7 million increase in gross margin mainly due to the acquisitions of the Steamboat 2/3 project on February 11, 2004, the Steamboat Hills project on May 20, 2004 and the Puna project on June 3, 2004, offset by a $2.3 million increase in our interest expenses relating to the financing of the acquisitions of the Heber 1 and 2, the Steamboat 2/3 and the Mammoth projects and due to the deconsolidation of the Letyte project which contributed 0.4%.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been cash from operations, proceeds from parent company loans, third party debt in the form of borrowing under credit facilities, issuance by Ormat Funding of its Senior Secured Notes, project financing, and the issuance of shares of common stock on the public markets. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries (the parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries' average effective cost of funds plus 0.3% percent in dollars, which represented a rate of 7.5% for the advances made during 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of March 31, 2005, the outstanding balance of the loan was approximately $136.2 million compared to $143.2 million as of December 31, 2004.

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

Third Party Debt

Our third party debt is composed of two principal categories. The first category consists of project finance debt or acquisition financing that we or our subsidiaries have incurred for the purpose of developing and constructing, refinancing or acquiring our various projects. The second category consists of debt incurred by us or our subsidiaries for general corporate purposes.

Limited and Non Recourse Debt

OrCal Geothermal, one of our subsidiaries, entered into a non-recourse project finance loan from Beal Bank for the purpose of financing the acquisition of the Heber 1 and 2 projects and our 50% ownership interest in the Mammoth project, of which $150.6 million was outstanding as of March 31, 2005, bearing an interest rate of the greater of 7.125% or LIBOR plus 5.125% per annum. The Bank Hapoalim project finance debt, of which $16.3 million was outstanding as of March 31, 2005, bearing an interest rate of LIBOR plus 2.375% per annum on tranche one of the loan and LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $12.7 million was outstanding as of March 31, 2005, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding, one of our subsidiaries, issued 8¼% Senior Secured Notes in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project, of which $189.5 million was outstanding as of March 31, 2005. The Senior Secured Notes are collateralized by substantially all of the assets of Ormat Funding and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of Ormat Funding, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of Ormat Funding and its subsidiaries.

There are various restrictive covenants under the Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends.

A registration statement on Form S-4 relating to the Senior Secured Notes was filed with and declared effective by the Securities and Exchange Commission on February 9, 2005. On March 16, 2005, we exchanged these unregistered notes for Senior Secured Notes with substantially identical terms that have been registered under the securities Act of 1933, as amended. Currently, there is $189.5 million of Senior Secured Notes outstanding.

New financing to our projects

Refinancing of the Puna Project

We currently intend to refinance the acquisition cost of the Puna project by the first half of 2005. In connection with such refinancing, one of our subsidiaries signed a term sheet with an equity investor and we and the equity investor are currently in the final stages of negotiations with two financial institutions to provide debt financing as part of a contemplated leveraged lease financing transaction.

Financing of the Amatitlan Project

We currently intend to finance the construction cost of the Amatitlan project by the end of 2005. In connection with such financing, we are in discussions with a local bank in Guatemala to obtain a 10-year construction and term loan in an amount of approximately $41 million.

Full Recourse Debt

Our full recourse third party debt includes the following loans: (i) a $20.0 million credit facility from United Mizrahi Bank, of which we repaid the outstanding balance of $20.0 million on February 10, 2005, the full amount of the line of credit remains available through December 31, 2005 and is guaranteed by our parent,(ii) a medium term loan from Israel's Industrial Development Bank, the $3.3 million outstanding balance of which was fully repaid on March 10, 2005, and (iii) a medium term loan from Bank Hapoalim, of which $4.0 million was outstanding as of March 31, 2005, bearing an interest rate of LIBOR plus 1.7% per annum.

In connection with our acquisition through Ormat Systems Ltd of the power generation business, from our parent, we have entered into certain agreements of which only those with each of Bank Hapoalim and United Mizrahi Bank remain. Under these agreements, in exchange for such banks' release of our parent's guarantee and a release of their security interest over the assets of our subsidiary, Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender, (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender, and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we and Ormat Systems have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

We do not expect that any third party debt that we, or any of our subsidiaries, will incur in the future will be guaranteed by our parent.

Some of the agreements to which we or our subsidiaries are a party contain cross-default provisions with respect to other material indebtedness owed by us or them to any third party.

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

Letters of Credit and Guarantees

We also have outstanding letters of credit issued by Bank Hapoalim in the total amount of $21.8 million as of March 31, 2005.

Our subsidiary, Ormat Nevada, has also entered into a letter of credit agreement with Hudson United Bank, which is described in further detail under "Off-Balance Sheet Arrangements" below.

From time to time, Bank Leumi has issued, as security for certain of our obligations, performance letters of credit in favor of our customers. Our parent is the counterparty with respect to such letters of credit. Pursuant to certain existing agreements with our parent described elsewhere in this quarterly report, we are required to pay to our parent a guarantee fee with respect to such letters of credit (and other guarantees) and are responsible to reimburse our parent for any draw or payment made under these letters of credit or guarantees. As of March 31, 2005, the outstanding aggregate amount available to be drawn under these letters of credit was $8.0 million.

Dividend

In accordance with our dividend policy, prior to our initial public offering we declared an interim dividend of $2.5 million ($0.1025 per share) for 2004 to our parent company, Ormat Industries, which was paid on March 2, 2005. In accordance with such dividend policy, on March 22, 2005, we declared, approved and authorized the payment of a quarterly dividend of $0.03 per share, which was paid on April 18, 2005, and on May 10, 2005, we declared, approved and authorized payment of a quarterly dividend of $0.03 per share to all holders of our issued and outstanding shares of common stock on May 23, 2005, payable on June 6, 2005. We expect to pay similar dividends in each of the final two quarters of the fiscal year.

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Three Months ended March 31,
	2005	2004
Net cash provided by operating activities	$22,524	$18,098
Net cash provided by (used in) investing activities	30,074	(151,446)
Net cash provided by (used in) financing activities	(44,901)	153,376
Net increase in cash and cash equivalents	$7,697	$20,028

For the Three Months Ended March 31, 2005

Net cash provided by operating activities for the three months ended March 31, 2005 was $22.5 million, as compared with net cash provided by operating activities of $18.1 million for the three months ended March 31, 2004. Such increase was principally due to: an increase of $15.2 million in accounts payable and accrued expenses for the three months ended March 31, 2005 as compared to an increase of $5.9 million for the three months ended March 31, 2004 as a result of an increase in accrued interest on the Senior Secured Notes and on the Beal Bank loan. The increase was offset by a decrease of $3.1 million in accounts receivable for the three months ended March 31, 2005, as compared to an increase of $2.6 million for the three months ended March 31, 2004, attributable to the acquisition of the Steamboat 2/3 project.

Net cash provided by investing activities for the three months ended March 31, 2005 was $30.0 million, as compared with $151.4 million used in investing activities for the three months ended March 31, 2004. The principal factor that affected our cash flow provided by investing activities during the current period was a decrease of $60.1 million in marketable securities of which $11.0 million was allocated to restricted cash and cash equivalents, $10.0 million was allocated to cash and cash equivalents, $24.1 million were used to repay short-term and long-term loans to third parties and $16.4 million was used to repay loans to our parent. Such cash provided by investing activities was offset by capital expenditures of $19.2 million primarily for our power facilities under construction. The cash used in investing activities for the three months ended March 31, 2004 primarily included $82.8 million of cash used for the acquisition of the Steamboat 2/3 project. In addition our restricted cash and cash equivalents during the three months ended March 31, 2004 increased by $64.2 million resulting primarily from the issuance by Ormat Funding of $190.0 million of its 8¼% Senior Secured Notes. A portion of the proceeds from the issuance of such Senior Secured Notes was escrowed and reserved for additional investments in the Galena project and to repay the loan from United Capital to fund the acquisition of the Ormesa project.

Net cash used in financing activities for the three months ended March 31, 2005 was $44.9 million, as compared with $153.4 million provided by financing activities for the three months ended March 31, 2004. The principal factors that affected the cash flow used in financing activities during the three months ended March 31, 2005 were the repayment of short-term and long-term debt in the amount of $24.1 million, repayment of debt to our parent in the amount of $16.4 million, and the repayment of a dividend to our parent in the amount of $2.5 million. The principal factors that affected the cash flow provided by financing activities for the three months ended March 31, 2004 were the $190.0 million in proceeds (less $8.9 million in debt issuance costs) from the issuance of Ormat Funding 8¼% Senior Secured Notes, which were used (i) to finance the acquisition of the Steamboat 2/3 project, (ii) to refinance the acquisition of the Ormesa, Brady, Mammoth and Steamboat 1/A projects and (iii) repayment of $22.1 million debt to our Parent.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $5.0 million for 2005 and 2006 for buildings and for the acquisition of machinery and equipment.

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

Mammoth Project.    Mammoth-Pacific, L.P. is planning a $8.3 million enhancement program ($4.15 million to be funded by us) of the Mammoth project, consisting primarily of drilling activities, which we believe will result in an increase in the output of the project by 4 MW and is expected to be completed in 2006. A substantial portion of the funds required for such enhancement have been earmarked from the project's funds by us and our partners for such enhancement program.

Heber Complex.    In connection with the Heber 1 and 2 projects and the new Heber 3 project, which we have recently renamed the Goulds Plant, we are currently pursuing a program consisting of geothermal field optimization, the drilling of an additional well and the addition of Ormat Energy Converter ("OEC") units at the Heber projects in order to increase the generating capacity of the Heber 1 and 2 projects by an estimated 18 MW, for an estimated total budgeted investment of approximately $28.0 million. As of March 31, 2005, approximately $14.2 million in costs had been incurred related to the Heber project. On May 6, 2005, we completed negotiations for a new 25-year power purchase agreement with SCPPA for the purchase of 10 MW of energy for a fixed price of $57.50/MWh which will escalate annually at a rate of 1.5%. Delivery of energy under this power purchase agreement is scheduled to begin at the end of 2005.. Equipment manufacturing is in progress, the well drilling is almost completed and site construction has recently started.

Puna Project.    In connection with the Puna project, an approximately $15.5 million enhancement program is currently planned and is intended to increase the output of the project by an estimated 5 MW and to improve its reliability. We expect that such enhancement program will be completed in the fourth quarter of 2005.

Ormesa Project.    In connection with the Ormesa project, we have drilled two additional wells, plan to add additional OEC units and replace existing units in order to increase the output of the project by an estimated 10 MW. We estimate that the costs of such enhancements will be up to $27 million. As of March 31, 2005, approximately $3.3 million in costs had been incurred related to the Ormesa project. On May 6, 2005, we completed negotiations for a new 25-year power purchase agreement with SCPPA for the purchase of 10 MW of energy for a fixed price $57.50/MWh which will escalate annually at a rate of 1.5%. Delivery of energy under this power purchase agreement is expected to begin in the fourth quarter of 2006.

Galena Project.    We commenced construction of the Galena project during the third quarter of 2004, started site construction in the first quarter of 2005 and expect to complete construction and commence commercial operations in the fourth quarter of 2005. Construction costs of $25.1 million are being funded from the proceeds of Ormat Funding Corp.'s offering of Senior Secured Notes, $19 million of which is currently deposited in an escrow account, and will be released in accordance with the progress of the construction phase for such enhancement. As of March 31, 2005, approximately $10.3 million in costs had been incurred related to the Galena project. Based on the final design of the project, we plan to increase the Steamboat complex output by 13 MW.

Desert Peak 2 Project.    In connection with the Desert Peak 2 project, we have already drilled the necessary production wells and we began the manufacturing and construction of the associated power plant, which is expected to be completed in the fourth quarter of 2005. The total construction cost for the construction of the 15 MW power plant is estimated to be $32.5 million. As of March 31, 2005, approximately $15.1 million in costs had been incurred related to the Desert Peak 2 project.

Galena 2 Project (formerly Desert Peak 3 Project).    In connection with the Galena 2 project, we plan to construct a power plant in the Steamboat complex, which will supply electricity under the Galena 2 power purchase agreement, and expect construction of the Galena 2 project to be completed in 2007. The total construction cost for the construction of the 10-15 MW power plant is estimated to be $30 million. We estimate that the construction of the Galena 2 project will be performed during 2005 and 2006.

Amatitlan Project.    The Amatitlan project is scheduled to be completed in 2006 at an aggregate construction cost for the 20 MW plant is estimated to be approximately $32.5 million. As of March 31, 2005, approximately $4.3 million in costs had been incurred related to the Amatitlan project.

OREG 1 Project.    The recovered energy project is scheduled to be completed in 2006 at an aggregate construction cost for the 22 MW plant of approximately $35 million. As of March 31, 2005, approximately $4.0 million in costs had been incurred related to this project.

In addition to the above projects we plan to start the construction and enhancement of additional projects in a total amount of approximately $10 million. These capital expenditures do not include the cost of construction of Phase II of the Olkaria III project in Kenya.

Other than the enhancements and new projects described above, and a possible further enhancement to the Ormesa project which is in the early stages of conceptual design, we do not anticipate any other material capital expenditures in the near term for any of our operating projects, other than ordinary maintenance requirements, which we typically fund with internally generated cash.

Exposure to Market Risks

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is limited currently because our long-term power purchase agreements have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2007, the energy payments under the power purchase agreements for the Heber 1 and 2 projects, the Ormesa project and the Mammoth project will be determined by reference to the relevant power purchaser's short run avoided costs. The Puna project is currently benefiting from energy prices which are higher than the floor under the Puna power purchase agreement, as a result of the high fuel costs that impact Hawaii Electric Light Company's avoided costs. In addition, under certain of the power purchase agreements for our projects in Nevada, the price that Sierra Pacific Power Company pays for energy and capacity is based upon its short run avoided costs. We estimate that energy payments will represent approximately two-thirds of those projects' revenues after 2007 and as a result, expect that there will be some volatility in the revenues received from such projects.

As of March 31, 2005, 52.6% of our consolidated long-term debt (excluding amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 47.4% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. In order to mitigate such risks, we have acquired an interest rate cap of 6.0% with respect to the LIBOR component of the interest rate applicable to the Beal Bank loan from 2007 to 2011. We do not expect that a 300 basis point increase or decrease from current interest rates would have a material adverse effect on our financial position, but will have an effect on our results of operations and cash flows. As of March 31, 2005, $307.2 million of our debt, including $136.2 million owed to our parent, remained subject to some floating rate risk. As such, we are exposed to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $1.5 million. See "Liquidity and Capital Resources" above for further discussion of our debt instruments.

In anticipation of our plans to refinance the acquisition cost of our Puna project, on February 25, 2005, we entered into a rate lock agreement with Lehman Brothers Special Financing, Inc. at a locked-in treasury rate of 4.31%, with a notional amount of $52.0 million, which was terminated on March 31, 2005. The rate lock is based on a 10-year treasury security that matures on February 15, 2015. On March 31, 2005, we received from the counterparty to the rate lock agreement the amount of $658,000. This amount net of related taxes of $250,000 is included in our financial statements as "Gain in respect of derivative instruments designated for cash flow hedge, net of related taxes" under "Other comprehensive income (loss)" and will be amortized over the term of the refinancing agreement.

On April 20, 2005, we entered into a new rate lock agreement with the abovementioned financial institution, at a locked-in treasury rate of 4.22%, with a notional amount of $52.0 million, and terminating on May 2, 2005. The new lock agreement's termination date was extended till May 18, 2005 (referred to as the new determination date) at a new locked-in treasury rate of 4.25%. The rate lock is based on a 10-year treasury security that matures on February 15, 2015. Pursuant to the new rate lock agreement, if the base treasury rate on the new determination date is greater than 4.25%, the counterparty will be required to pay us a floating amount; if the base treasury rate is less than 4.25% on the new determination date, we will be required to pay to the counterparty the floating amount. If the base treasury rate equals 4.25% on the new determination date, no payment will be required to be made by either party.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the new Israeli shekel. Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary's ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary's overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can arise when the currency-denomination of a particular contract is not the U.S. dollar. All of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contacts from time to time contemplate costs which are incurred in local currencies. For example, in February 2005 we signed a contract in the amount of approximately $25 million for construction of a power plant which is denominated in Euros. A substantial portion of such contract will be matched by costs denominated in Euros. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Currently, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Bank Hapoalim and Bank Leumi have issued such performance letters of credit in favor of our customers from time to time. Initially, our parent, Ormat Industries, was Bank Hapoalim's and Bank Leumi's counterparty on such letters of credit and we paid our parent a guarantee fee and were responsible to reimburse our parent for any draw under these letters of credit. In connection with the acquisition of the power generation business by Ormat Systems from our parent, we have assumed such letters of credit and are now the direct counterparty of Bank Hapoalim and Bank Leumi on such letters of credit. As of March 31, 2005, the aggregate amount available to be drawn under Bank Hapoalim's and Bank Leumi's letters of credit was $21.8 million and $8.0 million, respectively. The amount that can be drawn under some of these letters of credit may be increased from time to time subject to the satisfaction of certain conditions.

As of the date hereof, we have not had a draw presented against any letter of credit issued or provided on our behalf.

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Sierra Pacific Power Company, Southern California Edison Company, Hawaii Electric Light Company, PNOC-Energy Development Corporation, The Kenya Power and Lighting Company Limited and two electric distribution companies which are assignees of Empresa Nicaraguense de Electricidad. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison Company accounted for 33.4% and 40.6% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. Southern California Edison Company is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 16.9% and 12.5% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

PNOC-Energy Development Corporation accounted for 6.5% of our total revenues for the three months ended March 31, 2004. The results of operations of the Leyte project which sells electricity to PNOC were deconsolidated as of April 1, 2004. The two electric distribution companies which are assignees of Empresa Nicaraguense de Electricidad accounted for 5.7% and 6.2% of our total revenues for the three-month periods ended March 31, 2005 and 2004, respectively. The Kenya Power & Lighting Co. Ltd. accounted for 4.7% and 5.0% of our total revenues for the three- month periods ended March 31, 2005 and 2004, respectively. Following the acquisition of the Puna project in June 2004, Hawaii Electric Light Company became one of our key customers, accounting for 14.3% of our total revenues for the three months ended March 31, 2005.

Government Grants and Tax Benefits

Our subsidiary, Ormat Systems, has received "Approved Enterprise" status under Israel's Law for Encouragement of Capital Investments, 1959, with respect to two of its investment programs. One such approval was received in 1996 and the other was received in May 2004. As an Approved Enterprise, our subsidiary is exempt from Israeli income taxes with respect to income derived from the approved investment program for a period of two years commencing on the year it first generates profits from the approved investment program, and thereafter such income is subject to reduced Israeli income tax rates of 25.0% for an additional five years. These benefits are subject to certain conditions set forth in the certificate of approval from Israel's Investment Center that include, among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length, and that there will be no change in control of, on a cumulative basis, more than 49% of Ormat Systems' capital stock (including by way of a public offering) without the prior written approval of the Investment Center.

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

Risk Factors

A comprehensive discussion of our risk factors is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our annual report on Form 10-K/A for the year ended December 31, 2004.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under "Exposure to Market Risks" and "Concentration of Credit Risk" in Part I, Item 2 of this Form 10-Q.

ITEM 4. – CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on that evaluation as of March 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC's rules and instructions for Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We are further enhancing our documentation and analyzing our system of internal controls. We have initially identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. Areas of improvement include enhancing and streamlining our domestic and international financial reporting procedures. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, on December 31, 2005.

41

PART II – OTHER INFORMATION

ITEM 1. – LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the first quarter of fiscal year 2005 from those previously reported in Part I, Item 3 of our annual report on Form 10-K/A for the year ended December 31, 2004.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of the date of this filing, we invested $31.6 million out of net proceeds in interest-bearing investment-grade instruments and bank deposits; we repaid third parties loans in the amount of $23.3 million and used $42.1 million for corporate purposes, including $19.1 million capital expenditure and $7.0 million repayment of our parent's loans.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2005, we held our first Annual Meeting of Stockholders since the filing and subsequent effectiveness of our Registration Statement on Form S-1 on November 10, 2004. The two directors whose terms expired at the meeting, Yoram Bronicki and Edward R. Muller, were re-elected by vote of the stockholders at such meeting. In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditor for fiscal year 2005.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1	Financing Agreements
10.1.1	Foreign Currency Loan Agreement, dated June 1, 2004, between Ormat Technologies, Inc. and United Mizrahi Bank LTD., incorporated by reference to Exhibit 10.1.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.1.2	Amended and Restated Bridge Loan Agreement, dated October 2, 2003, by and between Ormat Nevada, Inc. and Bank Leumi USA, incorporated by reference to Exhibit 10.1.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.4	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.6	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.14	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.15	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.16	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.17	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No.1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No.1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV's Geothermal Electric Plant with HELCO's System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O'Dell and Phyllis M. O'Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5	General
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: May 12, 2005	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1	Financing Agreements
10.1.1	Foreign Currency Loan Agreement, dated June 1, 2004, between Ormat Technologies, Inc. and United Mizrahi Bank LTD., incorporated by reference to Exhibit 10.1.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.1.2	Amended and Restated Bridge Loan Agreement, dated October 2, 2003, by and between Ormat Nevada, Inc. and Bank Leumi USA, incorporated by reference to Exhibit 10.1.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.4	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.6	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.14	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.15	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.16	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.17	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No.1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No.1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV's Geothermal Electric Plant with HELCO's System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O'Dell and Phyllis M. O'Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5	General
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.