Form 10-Q
period 2005-09-30
ORMAT TECHNOLOGIES, INC.
filed 2005-11-14
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q
(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2005	December 31, 2004
	(in thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$48,538	$36,750
Marketable securities	54,447	89,166
Restricted cash, cash equivalents and marketable securities	38,719	3,676
Receivables:
Trade	35,941	26,913
Related entities	445	2,413
Other	1,938	1,816
Inventories, net	5,241	6,046
Costs and estimated earnings in excess of billings on uncompleted contracts	5,511	3,164
Deferred income taxes	1,411	1,001
Prepaid expenses and other	4,096	2,377
Total current assets	196,287	173,322
Restricted cash, cash equivalents and marketable securities	712	19,339
Unconsolidated investments	48,554	48,818
Deposits and other	15,745	13,759
Deferred income taxes	5,007	3,044
Property, plant and equipment, net	449,330	466,826
Construction-in-process	144,568	60,177
Deferred financing and lease costs, net	18,059	15,873
Intangible assets, net	46,854	48,930
Total assets	$925,116	$850,088
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$61,617	$37,565
Billings in excess of costs and estimated earnings on uncompleted contracts	12,361	6,139
Current portion of long-term debt:
Limited and non-recourse	9,847	8,295
Full recourse	1,000	24,361
Senior secured notes (non-recourse)	7,814	6,090
Due to Parent, including current portion of notes payable to Parent	38,721	40,531
Total current liabilities	131,360	122,981
Long-term debt, net of current portion:
Limited and non-recourse	151,797	159,370
Full recourse	2,000	3,000
Senior secured notes (non-recourse)	178,692	183,399
Notes payable to Parent, net of current portion	155,198	171,809
Other liabilities	1,349	1,389
Deferred lease income	70,141	—
Deferred income taxes	25,359	18,368
Liabilities for severance pay	11,322	11,129
Asset retirement obligation	11,240	10,665
Total liabilities	738,458	682,110
Minority interest in net assets of subsidiaries	64	64
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,562,496 shares issued and outstanding	31	31
Additional paid-in capital	124,008	124,008
Unearned stock-based compensation	(170)	(244)
Retained earnings	61,914	44,441
Accumulated other comprehensive income (loss)	811	(322)
Total stockholders' equity	186,594	167,914
Total liabilities and stockholders' equity	$925,116	$850,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except		(in thousands, except
	per share amounts)		per share amounts)
Revenues:
Electricity:
Energy and capacity	$30,042	$34,333	$80,009	$82,381
Lease portion of energy and capacity	20,772	14,470	53,363	36,637
Lease income	571	—	859	—
Total electricity	51,385	48,803	134,231	119,018
Products	17,905	14,480	44,980	43,971
Total revenues	69,290	63,283	179,211	162,989
Cost of revenues:
Electricity:
Energy and capacity	17,277	16,971	53,332	46,411
Lease portion of energy and capacity	7,350	8,092	22,083	19,264
Lease expense	1,228	—	1,843	—
Total electricity	25,855	25,063	77,258	65,675
Products	12,073	10,908	34,183	34,030
Total cost of revenues	37,928	35,971	111,441	99,705
Gross margin	31,362	27,312	67,770	63,284
Operating expenses:
Research and development expenses	777	351	1,871	1,553
Selling and marketing expenses	1,934	1,649	5,793	5,595
General and administrative expenses	3,388	2,776	9,990	7,995
Operating income	25,263	22,536	50,116	48,141
Other income (expense):
Interest income	1,370	64	3,255	495
Interest expense	(9,011)	(11,737)	(28,811)	(31,212)
Foreign currency translation and transaction losses	(21)	(192)	(65)	(589)
Other non-operating income	53	76	165	221
Income before income taxes, minority interest, and equity in income of investees	17,654	10,747	24,660	17,056
Income tax provision	(6,977)	(4,197)	(9,611)	(6,154)
Minority interest in earnings of subsidiaries	—	—	—	(108)
Equity in income of investees	1,641	213	5,271	2,248
Net income	12,318	6,763	20,320	13,042
Other comprehensive income (loss), net of related taxes:
Gain in respect of derivative instruments designated for cash flow hedge (net of tax of $1,069,000 and $715,000 for the three and nine-month periods ended September 30, 2005, respectively)	1,742	—	1,168	—
Unrealized loss on marketable securities available-for-sale (net of tax benefit of $44,000 and $21,000 for the three and nine-month periods ended September 30, 2005, respectively)	(70)	—	(35)	—
Comprehensive income	$13,990	$6,763	$21,453	$13,042
Basic and diluted income per share:
Net income	$0.39	$0.28	$0.64	$0.55
Weighted average number of shares outstanding	31,563	24,375	31,563	23,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
			(in thousands, except per share amounts)
Balance at December 31, 2004	31,563	$31	$124,008	$(244)	$44,441	$(322)	$167,914

Amortization of unearned stock-based compensation	—	—	—	74	—	—	74
Cash dividend declared, $0.09 per share	—	—	—	—	(2,847)	—	(2,847)
Net income	—	—	—	—	20,320	—	20,320
Other comprehensive income, net of related taxes:
Gain in respect of derivative instruments designated for cash flow hedge (net of tax of $715,000)	—	—	—	—	—	1,168	1,168
Unrealized loss on marketable securities available-for-sale (net of tax benefit of $11,000)	—	—	—	—	—	(35)	(35)
Balance at September 30, 2005	31,563	$31	$124,008	$(170)	$61,914	$811	$186,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$20,320	$13,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,385	25,884
Accretion of asset retirement obligation	575	472
Amortization of deferred lease income	(859)	—
Minority interest in earnings of subsidiaries	—	108
Equity in income of investees	(5,271)	(2,248)
Distributions from unconsolidated investments	4,558	3,682
Deferred income tax provision	3,121	5,816
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,150)	(7,976)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,347)	138
Inventories	805	(7,188)
Prepaid expenses and other	(1,719)	(874)
Deposits and other	(389)	1,837
Accounts payable and accrued expenses	15,652	9,002
Due from/to related entities, net	1,968	(338)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,222	(2,691)
Other liabilities	(40)	(60)
Liability for severance pay	721	270
Net cash provided by operating activities	61,552	38,876

Cash flows from investing activities:
Distributions from unconsolidated investments	1,020	2,500
Marketable securities, net	34,747	—
Net change in restricted cash, cash equivalents and marketable securities	(16,502)	(34,192)
Capital expenditures	(87,305)	(14,836)
Decrease of cash resulting from deconsolidation of OLCL	—	(1,800)
Increase in severance pay fund asset, net	(242)	(326)
Repayment from unconsolidated investments	761	650
Cash paid for acquisitions, net of cash received	—	(175,950)
Net cash used in investing activities	(67,521)	(223,954)

Cash flows from financing activities:
Due to Parent, net	(18,421)	46,415
Proceeds from issuance of long-term debt	—	210,000
Repayments of short-term and long-term debt	(33,365)	(35,888)
Deferred debt issuance and lease costs	(3,710)	(9,617)
Proceeds from lease transaction	78,600	—
Payment for interest rate caps	—	(3,820)
Deferred stock offering costs	—	(1,246)
Cash dividends paid	(5,347)	—
Net cash provided by financing activities	17,757	205,844

Net increase in cash and cash equivalents	11,788	20,766
Cash and cash equivalents at beginning of period	36,750	8,873
Cash and cash equivalents at end of period	$48,538	$29,639

Supplemental non-cash investing and financing activities:
Conversion of amounts due to Parent to notes payable to Parent	$—	$20,000
Accounts payable related to purchases of property, plant and equipment	3,300	496

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Accordingly, they do not contain all information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company's consolidated financial position as of September 30, 2005, consolidated results of operations for the three and nine-month periods ended September 30, 2005 and 2004, and condensed consolidated cash flows for the nine-month periods ended September 30, 2005 and 2004.

The financial data and other information disclosed in these notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

The Company places its temporary cash investments with high credit quality financial institutions located in the United States ("U.S.") and in foreign countries. At September 30, 2005 and December 31, 2004, the Company had deposits totaling $18,885,000 and $30,988,000, respectively, in five- U.S. financial institutions that were federally insured up to $100,000 per account. At September 30, 2005 and December 31, 2004, the Company's deposits in foreign countries of approximately $9,979,000 and $9,184,000, respectively, were not insured.

At September 30, 2005 and December 31, 2004, accounts receivable related to operations in foreign countries amounted to approximately $9,983,000 and $7,963,000, respectively. At September 30, 2005 and December 31, 2004, accounts receivable from the Company's major customers that have generated 10% or more of its revenues amounted to approximately 72% and 80% of the Company's accounts receivable, respectively.

Southern California Edison Company accounted for 41.3% and 47.2% of the Company's total revenues for the three months ended September 30, 2005 and 2004, respectively, and 38.1% and 43.7% of the Company's total revenues for the nine months ended September 30, 2005 and 2004, respectively. Southern California Edison Company is also the power purchaser and revenue source for the Company's Mammoth project, which is accounted for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 9.9% and 10.7% of the Company's total revenues for the three months ended September 30, 2005 and 2004, respectively, and 13.3% and 12.2% of the Company's total revenues for the nine months ended September 30, 2005 and 2004, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Following the acquisition of the Puna project in June 2004, Hawaii Electric Light Company became one of the Company's key customers, accounting for 15.4% and 10.6% of the Company's total revenues for the three months ended September 30, 2005 and 2004, respectively, and 14.4% and 5.2% of the Company's total revenues for the nine months ended September 30, 2005 and 2004, respectively.

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

Had compensation cost for the options granted to employees of the Company been determined based on the fair value method prescribed by SFAS No. 123, using the Black-Scholes option pricing model, the Company's pro forma net income and net income per share would have been as follows:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income:
As reported	$12,318	$6,763	$20,320	$13,042
Add: Total stock-based employee compensation expense included in reported net income, net of tax	24	6	74	18
Deduct: Total stock-based employee compensation expense in respect of the Company's stock options determined under fair value based method, net of tax	(10)	—	(33)	—
Deduct: Total stock-based employee compensation expense in respect of the Parent's stock options determined under fair value based method, net of tax	(78)	(109)	(245)	(222)
Pro forma net income	$12,254	$6,660	$20,116	$12,838

Basic and diluted net income per share:
As reported	$0.39	$0.28	$0.64	$0.55
Pro forma	$0.39	$0.27	$0.64	$0.54

NOTE 3 – REFINANCING OF THE PUNA PROJECT

On May 19, 2005, the Company's subsidiary in Hawaii, Puna Geothermal Ventures ("PGV") completed a refinancing of the cost of its June 2004 acquisition of the Puna geothermal power plant located on the Big Island of Hawaii (the "Puna Project"). The refinancing was concluded with financing parties by means of the lease-leaseback transactions described below.

Pursuant to a 31-year head lease (the "Head Lease"), PGV leased its geothermal power plant to an unrelated company in return for a prepaid lease payment in the amount of $71.0 million (the "Deferred Lease Income"). The unrelated company (the "Lessor") simultaneously leased-back the Puna Project to PGV under a 23-year lease (the "Project Lease"). PGV's rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a power purchase agreement that PGV has with Hawaii Electric Light Company ("HELCO"). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV's rights in the geothermal resource and the related power purchase agreement have not been leased to the Lessor as part of the Head Lease but are part of the Lessor's security package.

Neither the Head Lease nor the Project Lease meet one or more of the criteria set forth in paragraph 7 of SFAS No. 13, Accounting for Leases, for classification as capital leases and, therefore, are accounted for as operating leases. The Deferred Lease Income will be amortized, using the straight-line method, over the 31-year term of the Head Lease. Deferred transaction costs amounting to $4.2 million will be amortized, using the straight-line method, over the 23-year term of the Project Lease. The annual lease income will be $2.3 million and the annual lease expense will be $4.9 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Future minimum lease payments under the Project Lease, as of September 30, 2005, are as follows:

(dollars in thousands)
Three months ending December 31, 2005	$2,021
Year ending December 31:
2006	6,218
2007	6,000
2008	6,641
2009	5,912
2010	5,284
Thereafter	79,138
Total	$111,214

A secondary stage of the lease transaction is anticipated to refinance two new geothermal wells that PGV plans to drill during the remainder of 2005 (for production and injection). Upon the completion of the drilling of such wells and meeting certain other operation conditions, the Lessor and PGV will supplement the Head Lease and Project Lease agreements to include the additional wells in a manner similar to the original Head Lease and Project Lease. The total amount to be received is approximately $11.8 million. In May 2005 the Company received an advance of $7.6 million related to the anticipated refinancing.

Reserve accounts

As required under the terms of the refinancing agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements and which are included in the balance sheet as of September 30, 2005 in restricted cash accounts, as mentioned below:

PGV maintains accounts to fund the full amount of the next rent payment according to the payment schedule.

PGV maintains an account to fund well field work that is not included in the annual budget, including the drilling of new wells (except for the 2005 wells which have separate accounts, as described below). The reserve should be met on a monthly basis, in amounts equal to 1/12 of a scheduled annual contribution.

PGV maintains accounts, which are deposited with the indenture trustee until December 30, 2005 to serve as "make-whole" payments, in case the secondary stage does not occur. As of September 30, 2005, the balance of such account is approximately $1.4 million.

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

On April 20, 2005, the Company entered into a new treasury rate lock agreement with the same financial institution, at a locked-in treasury rate of 4.22%, with a notional amount of $52.0 million and originally scheduled to terminate on May 2, 2005. The new rate lock agreement's termination date was

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

extended until May 18, 2005 at a new locked-in treasury rate of 4.25%. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. There was no consideration paid by either party as a result of the extension. On May 18, 2005, the Company paid the counterparty to the new rate lock agreement the amount of $762,000. This amount net of related taxes of $290,000 is recorded as "Loss in respect of derivative instruments designated for cash flow hedge, net of related taxes" under Other comprehensive income (loss)" and is amortized over the 23-year term of the Project Lease.

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

The Company estimates that the cumulative effect of adopting SFAS No. 123R as of its effective date by the Company (January 1, 2006), based on the awards outstanding as of September 30, 2005, will be immaterial. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to September 30, 2005 and prior to the Company's adoption of SFAS No. 123R. The Company expects that upon adoption of SFAS No. 123R it will apply the modified prospective application transition method, as permitted thereunder. Under such transition method, upon the adoption of SFAS No. 123R, the Company's consolidated financial statements for periods prior to the effective date will not be restated. The Company does not expect SFAS No. 123R to have a material impact on its results of operations and financial position in future periods.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

FIN No. 47 – Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No. 143

In March of 2005, The FASB issued FASB Interpretation No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No. 143 ("FIN No. 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). Retrospective application for interim financial information is permitted but is not required. Early adoption of FIN No. 47 is encouraged. The Company does not expect FIN No. 47 to have a material impact on its results of operations and financial position in future periods.

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

NOTE 5 – INCOME PER SHARE

Basic income per share is computed by dividing income available to common stock shareholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted on November 10, 2004 and whose dilutive effect on the net income per share for the three and nine-month periods ended September 30, 2005 is immaterial. The stock options granted to employees of the Company in Ormat industries Ltd. (the "Parent") stock are not dilutive to the Company's income per share.

NOTE 6 – INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Raw materials and purchased parts for assembly	$1,724	$1,664
Self-manufactured assembly parts and finished products	3,517	4,382
Total	$5,241	$6,046

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Orzunil:
Investment	$3,514	$3,391
Advances	4,328	4,478
	7,842	7,869
Mammoth	35,882	36,361
OLCL	4,830	4,588
Total	$48,554	$48,818

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

The Company's equity in income of Orzunil was not significant for each of the periods presented in these condensed consolidated financial statements.

The Mammoth Project

The Company has a 50% interest in the Mammoth Project, which is comprised of three geothermal power plants, located near the city of Mammoth, California. A $9.3 million basis difference is amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance ("O&M") agreement. The Company's 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	September 30, 2005	December 31, 2004
	(in thousands)
Condensed balance sheets:
Current assets	$11,761	$11,088
Non-current assets	82,526	83,944
Current liabilities	1,765	924
Non-current liabilities	3,844	3,774
Partners' Capital	88,678	90,334

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Condensed statements of operations:
Revenues	$12,207	$12,071
Gross margin	3,486	3,049
Net income	3,344	2,840
Company's equity in income of Mammoth:
50% of Mammoth net income	$1,672	$1,420
Plus amortization of basis difference	445	445
	2,117	1,865
Less income taxes	(804)	(709)
Total	$1,313	$1,156

The Leyte Project ("OLCL")

The Company holds an 80% interest in OLCL. OLCL is a limited partnership established for the purpose of developing, financing, operating, and maintaining geothermal power plant in Leyte Provina, the Philippines. Upon the adoption of FIN No. 46R, however, the balance sheet of OLCL was deconsolidated as of March 31, 2004, and the income and cash flow statements were deconsolidated effective April 1, 2004.

The condensed financial position and results of operations of OLCL are summarized below:

	September 30, 2005	December 31, 2004
	(in thousands)
Condensed balance sheets:
Current assets	$7,113	$7,178
Non-current assets	12,436	16,864
Current liabilities	6,029	6,035
Non-current liabilities	5,080	8,889
Stockholders' equity	8,440	9,118

	Nine Months Ended September 30, 2005	Period from April 1, 2004 to September 30, 2004
	(in thousands)
Condensed statements of operations:
Revenues	$10,799	$5,323
Gross margin	5,688	1,335
Net income	3,165	61
Company's equity in income of OLCL:
80% of OLCL net income	$2,532	$49
Plus amortization of deferred revenue on intercompany profit ($2.1 million unamortized balance at September 30, 2005)	789	526
Total	$3,321	$575

OLCL's operating results for all periods prior to March 31, 2004 have been accounted for on the consolidated method of accounting. Effective April 1, 2004, the Company's ownership interest in OLCL is being accounted for using the equity method of accounting.

15

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – LONG-TERM DEBT

Long-term debt consists of notes payable under the following agreements:

	September 30, 2005	December 31, 2004
	(in thousands)
Limited and non-recourse agreements:
Non-recourse agreement:
Beal Bank Credit Agreement	$146,782	$150,637
Limited recourse agreement:
Credit facility agreement	14,862	17,028
	161,644	167,665
Less current portion	(9,847)	(8,295)
Total	$151,797	$159,370
Full recourse agreements with banks:
Loan one	$3,000	$4,000
Loan three	—	3,333
Bridge loan two	—	20,000
Other	—	28
	3,000	27,361
Less current portion	(1,000)	(24,361)
Total	$2,000	$3,000
Senior secured notes (non recourse)	$186,506	$189,489
Less current portion	(7,814)	(6,090)
Total	$178,692	$183,399

Loan three

On March 10, 2005, the Company repaid a $10.0 million loan from a bank in full. The outstanding amount that was paid off on such date was $3.3 million.

Bridge loan two

In June 2004, the Company entered into a $20.0 million revolving credit agreement. On February 10, 2005, the Company repaid the then outstanding balance under the agreement. The full amount of the line of credit remains available through December 31, 2005 and is guaranteed by the Parent. The interest on the line of credit is computed at LIBOR plus 1.45% and is payable quarterly.

Senior secured notes

On February 13, 2004, the Company, through Ormat Funding Corp. ("Ormat Funding") , a wholly owned subsidiary, completed the issuance of $190.0 million 8¼% senior secured notes (the "Notes" or "Senior Secured Notes") pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the "Offering"), from which it received net cash proceeds of approximately $179.7 million after deduction of deferred issuance costs of approximately $10.3 million. Such net proceeds have been included in deferred financing costs at December 31, 2004. The Notes have a final maturity date of December 30, 2020. Principal and interest on the Notes are payable in semi-annual payments that commenced in June 30, 2004. The Notes are collateralized by substantially

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

all of the assets of Ormat Funding and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of Ormat Funding, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of Ormat Funding and its subsidiaries. There are various restrictive covenants under the Notes, which include limitations on additional indebtedness and payment of dividends.

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

As required under the terms of the Notes, Ormat Funding has restricted cash accounts, consisting of the following:

Galena's construction reserve

As required under the terms of the Notes, Ormat Funding set aside approximately $25.8 million (the balance at September 30, 2005 is $0.7 million) to replace the existing equipment at the Steamboat 1/1A project with more efficient equipment, in order to optimize the geothermal resources available. After such replacement, the Company will rename the Steamboat 1/1A project as the Galena project. The Company has completed the construction and expects the project to achieve commercial operations by the end of 2005.

Debt service reserve

Ormat Funding maintains an account, which may be funded by cash or backed by letters of credit (see Note 10), to fund an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Notes in the following six months. As of September 30, 2005, the balance of such account was $10.8 million in cash.

Revenue reserve

Ormat Funding deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the debt service reserve account, but the funds are only available to Ormat Funding upon submission of draw requests by Ormat Funding to the bank. As such amounts are not fully unrestricted for use by Ormat Funding, they have been classified as restricted (current) in the balance sheets. As of September 30, 2005, the balance of such account was $4.3 million.

Refinancing of the Heber Projects

The Company's subsidiary, OrCal Geothermal, Inc. has made a decision to refinance its existing project finance debt outstanding under its Credit Agreement with Beal Bank, relating to the Heber Projects. As of September 30, 2005, the principal amount outstanding under Beal Bank Credit Agreement was $146.8 million. On September 9, 2005, in connection with such contemplated

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

refinancing, the Company's subsidiary, Ormat Nevada, Inc. ("Ormat Nevada"), entered into a rate lock agreement with a financial institution (the "counterparty"), at a locked-in rate of 4.047%, with a notional amount of $175.0 million, and terminating on December 15, 2005 (the "determination date"). The rate lock is based on a 7-year treasury security (the "base treasury rate") that matures in November 2012. Pursuant to such agreement, if the base treasury rate, on the determination date, is greater than 4.047% the counterparty will be required to pay Ormat Nevada a floating amount (calculated pursuant to a specific formula); however, if the base treasury rate is less than 4.047%, Ormat Nevada will be required to pay the counterparty the floating amount (calculated pursuant to a specific formula). If the base treasury rate equals 4.047% on the determination date, no payment will be required to be made by either party. Based on treasury rates and the yield curve on September 9, 2005, each 1 basis point difference between the locked-in rate and the base treasury rate equaled approximately $104,000. The fair value of the rate lock transaction at September 30, 2005 amounted to $2.6 million, and the gain of $1.6, net of related taxes of $1.0 is included as "Gain in respect of derivative instruments designated for cash flow hedge, net of related taxes" under "Other comprehensive income (loss)". The fair value of the rate lock transaction is the amount the counterparty would currently pay Ormat Nevada to terminate the transaction at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparty to the transaction. The Company expects that this refinancing will be effected in the fourth quarter of 2005 or the first quarter of 2006, and if completed by this time, will cause a one-time charge of approximately $10.0 million, net of related taxes of approximately $6.5 million. The charge will result from the prepayment premium associated with the payment to Beal Bank and the write-down of certain capitalized costs associated with the incurrence of the Beal Bank debt. The charge would be a non-recurring interest expense with no impact on revenues or operational items. In subsequent accounting periods, the refinancing would reduce the Company's overall interest expense and as such, would have a positive effect on future earnings and cash flow.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information concerning the Company's reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(in thousands)
Three months ended September 30, 2005
Net revenues from external customers	$51,385	$17,905	$69,290
Intersegment revenues	—	23,813	23,813
Operating income	21,586	3,677	25,263
Segment assets at period end	877,250	47,866	925,116
Three months ended September 30, 2004
Net revenues from external customers	$48,803	$14,480	$63,283
Operating income	21,766	770	22,536
Segment assets at period end	741,381	32,642	774,023
Nine months ended September 30, 2005
Net revenues from external customers	$134,231	$44,980	$179,211
Intersegment revenues	—	45,539	45,539
Operating income	45,151	4,965	50,116
Segment assets at period end	877,250	47,866	925,116
Nine months ended September 30, 2004
Net revenues from external customers	$119,018	$43,971	$162,989
Operating income	43,419	4,722	48,141
Segment assets at period end	741,381	32,642	774,023

Reconciling information between reportable segments and the Company's consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Operating income	$25,263	$22,536	$50,116	$48,141
Interest expenses, net	(7,662)	(11,865)	(25,621)	(31,306)
Non-operating income and other, net	53	76	165	221
Total consolidated income before income taxes, minority interest, and equity in income of investees	$17,654	$10,747	$24,660	$17,056

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Letters of credit

In the ordinary course of business with customers, vendors and lenders, the Company is contingently liable for performance under letters of credit totaling $24.0 million and $25.8 million at September 30, 2005 and December 31, 2004, respectively (out of these amounts, letters of credit totaling $6.3 million and $25.8 million at September 30, 2005 and December 31, 2004, respectively, have been obtained by the Parent on behalf of the Company). Management does not expect any material expense to result from these letters of credit because performance is not expected to be required and, therefore, is of the opinion that the fair value of these instruments is zero.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

LOC Agreement

In addition, a wholly owned subsidiary, Ormat Nevada, Inc has a letter of credit and loan agreement ("LOC Agreement") with Hudson United Bank pursuant to which Hudson United Bank agreed to issue one or more letters of credit for an aggregate amount of up to $15.0 million. The LOC Agreement expires on June 30, 2007, which expiry date shall be extended for successive one-year periods unless notice is provided by either the Company or the bank to the contrary. In the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts into a loan, bearing interest at LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. As of September 30, 2005, management believes that the Company was in compliance with the covenants under the LOC Agreement. At December 31, 2004, letters of credit amounting to $10.8 million and $3.6 million were issued under the LOC Agreement, which were used to replace cash on deposit in reserve funds pledged against the Ormat Funding Notes and the Beal Bank Credit Agreement, respectively. As of September 30, 2005, such letters of credit have not been renewed by the Company.

Phase II of the Olkaria III Project in Kenya

The Company has waived the receipt of a letter from the Kenyan government that would have supported the payment obligations of Kenya Power & Lighting Co. Ltd. ("KPLC") as a necessary prerequisite for proceeding with Phase II of the Olkaria III project in Kenya, and therefore did not provide a notice of cancellation of Phase II to KPLC. As a result, the Company is required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. Discussions are currently underway with Kenya Electricity Generating Company Ltd. regarding its possible entry as a minority equity investor in the Olkaria III project. In connection with such discussions, the parties have agreed upon a sixty-day extension of the project's Phase II schedule.

Contingencies

In response to an order issued by a California State Court of Appeal, the California Public Utilities Commission ("CPUC"), has commenced an administrative proceeding in order to address short run avoided cost ("SRAC") pricing for Qualifying Facilities for the period from December 2000 to March 2001. The court directed that the CPUC modify SRAC pricing on a retroactive basis to the extent that the CPUC determined that SRAC prices were not sufficiently "accurate" or correct". On February 15, 2005, the CPUC issued a draft decision affirming that SRAC pricing during the disputed period was correct and compliant with the Public Utility Regulated Policies Act ("PURPA") requirements and that no retroactive adjustments are warranted. Comments on the draft may be filed and a final decision from the CPUC has not yet been issued. If the SRAC prices charged during the period in question were determined by the CPUC to not be "accurate" or "correct", retroactive price adjustments could be required with respect to payments by any of the Company's Qualifying Facilities in California that are tied to SRAC pricing, including the Heber 1, Mammoth and Ormesa projects. Currently it is not possible to predict the final outcome of such proceeding; however, any retroactive price adjustments required to be made in relation to any of the Company's projects may require such projects to make refund payments or charge less for future sales, which could materially and adversely effect the business, financial condition, future results and cash flow of the Company.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison Company ("SCE") challenged the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project for auxiliary purposes. SCE contends that California ISO

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to SCE's estimation, the amount under dispute is approximately $2.5 million. The parties reached a verbal understanding to resolve the dispute. As part of the understanding the parties entered into an interim agreement effective November 1, 2005, pursuant to which SCE agreed to purchase all the power generated by GEM 2 and GEM 3 at a rate of 5.37 cents per kWh, which is the same rate as the Ormesa energy rate. The Company is still negotiating a final settlement agreement and anticipates signing such agreement in the near future. Management believes that such settlement agreement will not have a material financial impact on the Company.

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

On August 11, 2005, the Company's Board of Directors declared, approved and authorized the payment of a dividend of $947,000 ($0.03 per share), on account of second quarter of 2005 profits, to all holders of the Company's issued and outstanding shares of common stock on August 22, 2005. Such dividend was paid on September 1, 2005.

NOTE 12 – SUBSEQUENT EVENTS

On November 9, 2005, the Company's Board of Directors declared, approved and authorized the payment of a dividend of $947,000 ($0.03 per share), on account of third quarter of 2005 profits, to all holders of the Company's issued and outstanding shares of common stock on November 29, 2005, payable on December 6, 2005.

On November 9, 2005, the Company granted non-qualified stock options, under its 2004 Incentive Compensation Plan, to purchase 25,000 shares of common stock to four non-employee directors at an exercise price of $20.10, which represented the fair value of the Company's common stock on such date. Such options will expire nine years from the date of grant and will vest one year from the date of grant.

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

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources. It will also include our planned investment in power plants producing electricity from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the nine months ended September 30, 2005, our Electricity Segment represented approximately 74.9% of our total revenues, while our Products Segment represented approximately 25.1% of our total revenues during such period.

In the nine months ended September 30, 2005, total Electricity Segment revenues from the sale of electricity by our wholly owned power plants were $134.2 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project were $14.7 million. The investments in such projects are accounted for in our consolidated financial statements under the equity method.

Our Electricity Segment operations are conducted in the United States and throughout the world. We have increased our net ownership interest in generating capacity by 168 MW between

December 31, 2002 and September 30, 2005, of which 150 MW was attributable to our acquisition of geothermal power plants from third parties and 18 MW was attributable to increased generating capacity of our existing geothermal power plants resulting from plant technology upgrades and improvements to our geothermal reservoir operations. Since January 1, 2001, we have completed various acquisitions of geothermal power plants in the United States with an aggregate acquisition cost, net of cash received, of $503.9 million. We also own or control as well as operate geothermal projects in Guatemala, Kenya, Nicaragua and the Philippines.

Our Products Segment operations are also conducted in the United States and throughout the world. For the nine months ended September 30, 2005, revenues attributable to our Products Segment were $45.0 million. We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. In the second quarter of this year we entered into supply and construction agreements valued at approximately $9.1 million with a pipeline company in Western Canada for an Ormat Recovered Energy Generation ("REG") facility system. In another transaction, we signed a letter of intent with Puget Sound Energy, Inc. ("PSE"), a company located in the northwest region of the United States, regarding the proposed acquisition by PSE of a REG facility for a purchase price of approximately $13.0 million. This letter of intent has expired and we are currently negotiating a power purchase agreement with PSE. In connection with the negotiation of the power purchase agreement, we signed a Host Agreement with Northwest Pipeline Corporation ("Northwest Pipeline") under which Northwest Pipeline will allow the construction of the REG facility on their site and will obtain the necessary permits to construct and operate the facility, as well as supply the necessary heat throughout the duration of the power purchase agreement, that is currently under negotiation with PSE. We also have entered into a $4.4 million contract with UltraTech Cement Ltd. in Mumbai, India for the supply of an Ormat Energy Converter ("OEC") for a new REG power plant.

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

During the three and nine-month periods ended September 30, 2005, our total revenues increased by 9.5% (from $63.3 to $69.3 million) and 10.0% (from $163.0 to $179.2 million), respectively, over the same periods last year. Revenues from the Electricity Segment increased by 5.3% and 12.8%, respectively, and revenues from the Product Segment increased by 23.7% and 2.3%, respectively, from the same periods last year. It is important to note, however, that revenues in the nine months ended September 30, 2005 included all revenues generated by the Steamboat 2/3 project that we acquired on February 13, 2004 and the Steamboat Hills and Puna projects that we acquired during the second quarter of 2004. Accordingly, our results for the nine months ended September 30, 2005 may not be comparable with our results for the same period in 2004.

During the three and nine-month periods ended September 30, 2005, our U.S. projects generated 412,071 MWh and 1,326,418 MWh, respectively, which includes our 50% share in the Mammoth project. During the three and nine-month periods ended September 30, 2004, our U.S. projects generated 431,962 MWh and 1,228,415 MWh, respectively, which includes our 50% share in the Mammoth project.

Recent Developments

In connection with the power purchase agreements for the Ormesa project, Southern California Edison Company ("SCE") challenged the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project for auxiliary purposes. SCE contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to SCE's estimation, the amount under dispute is approximately $2.5 million. The parties reached a verbal understanding to resolve the dispute. As part of the understanding the parties entered into an interim agreement effective November 1, 2005, pursuant to which SCE agreed to purchase all the power generated by GEM 2 and GEM 3 at a rate of 5.37 cents per kWh, which is the same rate as the Ormesa energy rate. We are still negotiating a final settlement agreement and anticipate signing such agreement in the near future. Management believes that such settlement agreement will not have a material financial impact on us.

On September 8, 2005, one of our subsidiaries entered into a $4.4 million supply contract with UltraTech Cement Ltd. in Mumbai, India for the supply of one OEC for a new REG power plant. The equipment is to be supplied within 14 months from the contract date.

On June 30, 2005, our subsidiary in Hawaii, Puna Geothermal Ventures ("PGV"), completed the re-drilling of an existing production well at the Puna geothermal power plant located on the Big Island if Hawaii (the "Puna Project"). The well re-drilling increased net generating capacity of the power plant by approximately 4 MW, bringing the total net generating capacity to approximately 29 MW.

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

On May 19, 2005, our subsidiary in Hawaii, PGV, completed a refinancing of the cost of its June 2004 acquisition of the Puna Project. The refinancing was concluded with financing parties by means of the lease-leaseback transactions described below. The proceeds from the refinancing will be used for future capital expenditures and for general corporate purposes.

Pursuant to a 31-year head lease (the "Head Lease"), PGV leased its geothermal power plant to an unrelated company (the "Lessor") in return for a payment of $71.0 million (the "Deferred Lease Income"). The unrelated company (the "Lessor") simultaneously leased-back the Puna Project to PGV under a 23-year lease (the "Project Lease"). PGV's rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a power purchase agreement that PGV has with Hawaii Electric Light Company ("HELCO"). The Head Lease and the Project Lease are non-recourse lease obligations to us. PGV's rights in the geothermal resource and the related power purchase agreement have not been leased to the Lessor as part of the Head Lease but are part of the Lessor's security package.

Both the Head Lease and the Project Lease are accounted for as operating leases. The Deferred Lease Income will be amortized, using the straight-line method, over the 31-year term of the Head Lease. Deferred transaction costs amounting to $4.2 million will be amortized, using the straight-line method, over the 23-year term of the Project Lease. The annual lease income will be $2.3 million and the annual lease expense will be $4.9 million.

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

On May 6, 2005, we completed negotiations for two new 25-year power purchase agreements (which were described as being under negotiation with a third party in our annual report on Form 10-K/A for the year ended 2004) with Southern California Public Power Authority ("SCPPA") for the purchase of energy from each of our Heber Complex and Ormesa projects. The parties initially expected that 10 MW of power will be delivered from each of the Heber and Ormesa projects to SCPPA for a fixed price of $57.50/MWh, but the parties have not signed definitive agreements. This price will escalate annually at a rate of 1.5% and includes the value for the environmental attributes, known as renewable energy credits, which will assist the SCPPA member cities to comply with their respective renewable portfolio standards. In addition, if and when available, 30% of the production tax credits generated from the applicable project will be shared with SCPPA. Deliveries pursuant to the Heber power purchase agreement are scheduled to begin by the end of 2005. While we originally expected to supply 10 MW from the Ormesa project, we have advised SCPPA that we will likely need to locate an alternative source of supply for purposes of this power purchase agreement.

On April 14, 2005, our wholly owned subsidiary, Ormat Nevada, Inc. ("Ormat Nevada"), entered into a letter of intent with Puget Sound Energy, Inc. ("PSE"), a company located in the Northwest region of the United States, regarding the proposed acquisition by PSE of an Ormat REG facility for a purchase price of approximately $13.0 million. The facility will have a design capacity of 4.95 MW net and will utilize recovered waste heat from gas turbines driving compressors on a major interstate gas pipeline located in Washington State. PSE will also be entitled to elect to enter into an agreement with Ormat Nevada whereby Ormat Nevada would provide all corrective and major maintenance ("extended services agreement") for the facility for a period of not less than five years and not more than ten years. This letter of intent has expired and we are currently negotiating a power purchase agreement with PSE. In connection with the negotiation of the power purchase agreement, we signed a Host Agreement with Northwest Pipeline under which Northwest Pipeline will allow the construction of the REG system on their site and will obtain the necessary permits to construct and operate the facility, as well as supply the necessary heat throughout the duration of the power purchase agreement, that is currently under negotiation with PSE. The expected completion date for the facility would be 22 months from the date of the definitive agreements.

In April 2005, we waived the receipt of a letter from the Kenyan government that would have supported the payment obligations of Kenya Power & Lighting Co. Ltd. ("KPLC") as a necessary prerequisite for proceeding with Phase II of the Olkaria III project in Kenya and therefore did not provide a notice of cancellation of Phase II to KPLC. As a result, we are required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. Discussions are currently underway with Kenya Electricity Generating Company Ltd. regarding its possible entry as a minority equity investor in the Olkaria III project. In connection with such discussions, the parties have agreed upon a sixty-day extension of the project schedule. Thus, we are required to construct and reach commercial operations for both deadlines under the agreement.

On February 14, 2005, two of our subsidiaries entered into a contract for the supply of equipment and construction of a geothermal power plant on Sao Miguel Island in the Azores in the total amount of Euro 19.2 million (approximately $23.0 million).

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 21 states and the District of Columbia, including California, Nevada and Hawaii (where we have been the most active in our geothermal development and in which all of our U.S. projects are located). In each of these states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants. Outside of the United States, we expect that a variety of governmental initiatives, including the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage "clean" renewable and sustainable energy sources, will create new opportunities for the development of new projects as well as create additional markets for our remote power units and other products.

•	We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We are initially targeting the North American market, and thereafter, we intend to leverage our success in that market in order to expand such operations throughout the world. If our expectations regarding the growth in demand for our recovered energy units are not met, we may not be able to generate the revenues we expect from such operations.

•	We expect the revenues from our Products Segment in 2005 to be similar to the revenue level we achieved in 2004. In pursuing new orders, we participate in tenders for projects and proposals for installations and identify and monitor markets which utilize or plan to utilize geothermal energy and in which geothermal resources are available. Over the long-term, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business as a percentage of the total revenues from our Products Segment will increase.

•	We expect to continue to generate the majority of our revenues from the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Such risks include the ongoing privatization of the electricity industry in the Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest and strengthening of unions in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain some political risk insurance as an attempt to mitigate such risks, such insurance does not provide complete coverage with respect to all such risks.

•	We expect current interest rates to gradually increase in the short-term. Any increases in interest rates that impact our existing financings or future financings could increase the aggregate amount of our interest expenses and thus could have an adverse effect on our results of operations

•	We have experienced recent increases in the cost of raw materials required for our equipment manufacturing activities, which we believe have resulted primarily from increased demand in the Chinese market for such raw materials, and increases in the cost to transport our products. Additionally, we have experienced an increase in drilling costs and a shortage in drilling equipment, which we believe is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs, particularly in the United States, due to rising prices attendant to a significant increase in activities in the construction industry, which we expect to intensify due to recent Hurricane activity in the Gulf Coast and Southeastern regions of the United States. An increase in such costs may have an adverse effect on our financial condition and results of operations.

•	The United States extended a tax subsidy and increased the amount for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a "production tax credit" of 1.9 cents per kWh. It may be claimed on the electricity output of new geothermal power plants put into service during a "window period" that runs from October 23, 2004 through December 31, 2007. The window had been scheduled to close at the end of this year, but the new act extended it. Credit may be claimed for five years on the output from any new geothermal power plants put into service during the first part of the window period from October 23, 2004 to August 8, 2005. Plants put into service during the remainder of the "window period" qualify for 10 years of tax credits. Production tax credits may improve our financial results. We, as the owner of any project that would be put in service during the remainder of this window period, would have to choose between this production tax credit and a 10% investment tax credit. Some of our power purchase agreements allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

•	The Energy Policy Act of 2005, as mentioned above, authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to enter into new contracts to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of the contracts (our Steamboat 1 project, which has a contract with Sierra Pacific Power Company that expires in 2006) are long-term.

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

however, such revenues are subject to seasonal variations, as more fully described below in the section entitled "Seasonality". Our power purchase agreements generally provide for the payment of capacity payments, energy payments, or both. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our power purchase agreements provide for bonus payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser's short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others). The lease income related to the Puna refinancing is included as a separate line item in our Electricity Segment revenues (See "Recent Developments"). We analyze such revenue on a combined basis with other revenues in our Electricity Segment for management purposes.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Revenues
Electricity Segment	$51,385	$48,803	$134,231	$119,018	74.2%	77.1%	74.9%	73.0%
Products Segment	17,905	14,480	44,980	43,971	25.8	22.9	25.1	27.0
Total	$69,290	$63,283	$179,211	$162,989	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended September 30, 2005, 89.8% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 89.2% for the same period in 2004, and for the nine months ended September 30, 2005, 87.8%, as compared to 83.9% for the same period in 2004. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
United States	89.8%	89.2%	87.8%	83.9%
Foreign	10.2	10.8	12.2	16.1
Total	100.0%	100.0%	100.0%	100.0%

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

Breakdown of Expenses

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as salaries, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts and third-party services, are not incurred on a regular basis, which results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna refinancing is included as a separate line item in our Electricity Segment cost of revenues (See "Recent Developments"). We analyze such cost on a combined basis with other cost of revenues in our Electricity Segment for management purposes.

Payments made to government agencies and private entities as compensation for the use of the relevant geothermal resources and site leases where plants are located are included in cost of revenues.

Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of operating expenses in cost of revenues, and are paid as a percentage of the revenues derived from the associated geothermal resources. For the three and nine-month periods ended September 30, 2005, royalties were approximately 4% of the electricity revenues.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of September 30, 2005 decreased to $103.0 million from $125.9 million as of December 31, 2004, principally due to the combination of the repayment of long-term debt to our parent and to third parties, the designation to restricted cash of amounts that will be used to maintain debt service reserves and to fund capital expenditures, offset by an increase of $71.0 million as a result of the refinancing of the Puna project acquisition on May 19, 2005.

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

We estimate that the cumulative effect of our adoption of SFAS No. 123R as of its effective date (January 1, 2006), based on the awards outstanding as of September 30, 2005, will be immaterial. This estimate does not include the impact of additional awards, which may be granted, or forfeitures, which may occur subsequent to September 30, 2005 and prior to our adoption of SFAS No. 123R. We expect that upon adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted thereunder. Under such transition method, upon the adoption of SFAS No. 123R, our consolidated financial statements for periods prior to the effective date will not be restated. We do not expect SFAS No. 123R to have a material impact on our results of operations and financial position in future periods.

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

Accounting for Conditional Retirement Obligations

In March of 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No. 143 ("FIN No. 47"), which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for us). Retrospective application for interim financial information is permitted but is not required. Early adoption of FIN No. 47 is encouraged. We not expect FIN No. 47 to have a material impact on our results of operations and financial position in future periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$51,385	$48,803	$134,231	$119,018
Products Segment	17,905	14,480	44,980	43,971
	69,290	63,283	179,211	162,989
Cost of revenues:
Electricity Segment	25,855	25,063	77,258	65,675
Products Segment	12,073	10,908	34,183	34,030
	37,928	35,971	111,441	99,705

Gross margin:
Electricity Segment	25,530	23,740	56,973	53,343
Products Segment	5,832	3,572	10,797	9,941
	31,362	27,312	67,770	63,284
Operating expenses:
Research and development expenses	777	351	1,871	1,553
Selling and marketing expenses	1,934	1,649	5,793	5,595
General and administrative expenses	3,388	2,776	9,990	7,995
Operating income	25,263	22,536	50,116	48,141
Other income (expense):
Interest income	1,370	64	3,255	495
Interest expense	(9,011)	(11,737)	(28,811)	(31,212)
Foreign currency translation and transaction losses	(21)	(192)	(65)	(589)
Other non-operating income	53	76	165	221
Income before income taxes, minority interest and equity in income of investees	17,654	10,747	24,660	17,056
Income tax provision	(6,977)	(4,197)	(9,611)	(6,154)
Minority interest in earnings of subsidiaries	—	—	—	(108)
Equity in income of investees	1,641	213	5,271	2,248
Net income	$12,318	$6,763	$20,320	$13,042
Basic and diluted income per share:
Net income	$0.39	$0.28	$0.64	$0.55
Weighted average number of shares outstanding	31,563	24,375	31,563	23,610

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Statements of Operations Percentage Data:
Revenues:
Electricity Segment	74.2%	77.1%	74.9%	73.0%
Products Segment	25.8	22.9	25.1	27.0
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity Segment	50.3	51.4	57.6	55.2
Products Segment	67.4	75.3	76.0	77.4
	54.7	56.8	62.2	61.2
Gross margin:
Electricity Segment	49.7	48.6	42.4	44.8
Products Segment	32.6	24.7	24.0	22.6
	45.3	43.2	37.8	38.8
Operating expenses:
Research and development expenses	1.1	0.6	1.0	1.0
Selling and marketing expenses	2.8	2.6	3.2	3.4
General and administrative expenses	4.9	4.4	5.6	4.9
Operating income	36.5	35.6	28.0	29.5
Other income (expense):
Interest income	2.0	0.1	1.8	0.3
Interest expense	(13.0)	(18.5)	(16.1)	(19.1)
Foreign currency translation and transaction losses	(0.0)	(0.3)	(0.0)	(0.4)
Other non-operating income	0.1	0.1	0.1	0.1
Income before income taxes, minority interest and equity in income of investees	25.5	17.0	13.8	10.5
Income tax provision	(10.1)	(6.6)	(5.4)	(3.8)
Minority interest in earnings of subsidiaries	0.0	0.0	0.0	(0.1)
Equity in income of investees	2.4	0.3	2.9	1.4
Net income	17.8%	10.7%	11.3%	8.0%

Comparison of the Three Months Ended September 30, 2005 and the Three Months Ended
September 30, 2004

Total Revenues

Total revenues for the three months ended September 30, 2005 were $69.3 million, as compared with $63.3 million for the three months ended September 30, 2004, which represented a 9.5% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 5.3% and 23.7%, respectively, over the same period in 2004.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2005 were $51.4 million, as compared with $48.8 million for the three months ended September 30, 2004, which represented a 5.3% increase in such revenues. This increase was primarily due to higher energy rates that we received for the power supplied under the power purchase agreement of the Puna project. As a result, Puna project revenues for the three months ended September 30, 2005 increased to $10.7 million from $6.7 million for the three months ended September 30, 2004. This increase, which also includes $0.6 million lease income related to the Puna refinancing, was partially offset by a decrease in revenues in the Ormesa and Steamboat projects due to a lower availability of the Ormesa well field and production pump failures in the Steamboat project. The production pumps in the Steamboat project have been in full operation since mid-October 2005.

Products Segment

Revenues attributable to our Products Segment for the three months ended September 30, 2005 were $17.9 million, as compared with $14.5 million for the three months ended September 30, 2004, which represented a 23.7% increase in such revenues. This increase of $3.4 million in the three months ended September 30, 2005 is principally attributable to the usual quarterly fluctuations in the revenues generated from our Products Segment.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2005 was $37.9 million, as compared with $36.0 million for the three months ended September 30, 2004, which represented a 5.4% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2005 and the three months ended September 30, 2004 were 54.7% and 56.8%, respectively. The decrease in percentage is principally attributable to the increased revenues in both our Electricity and Products Segments during the third quarter of 2005.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2005 was $25.9 million, as compared with $25.1 million for the three months ended September 30, 2004, which represented a 3.2% increase in total cost of revenues for such segment. This increase is primarily due to lease expense of $1.2 million related to Puna. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2005 (50.3%) was lower than the percentage for the three months ended September 30, 2004 (51.4%). Such 1.1% decrease is primarily due to the increased revenues of the Puna Project, which were partially offset by the lease expense related to Puna.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended September 30, 2005 was $12.1 million, as compared with $10.9 million for the three months ended September 30, 2004, which represented a 10.7% increase in total cost of revenues related to such segment. Such $1.2 million increase in total cost of revenues for the three months ended September 30, 2005 reflects an increase in production volume, as compared with the corresponding period in 2004. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the three months ended September 30, 2005 was 67.4% compared with 75.3% for the three months ended September 30, 2004. Such 7.9% decrease was primarily attributable to a 23.7% increase in our Products Segment revenues while the fixed portion of our cost of product revenues, such as salaries, depreciation, expenses related to maintaining operations, utilities and property expenses, remained constant.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2005 were $0.8 million, as compared with $0.4 million for the three months ended September 30, 2004, which represented a 121.4% increase in research and development expenses. Such increase does not represent any significant change in our research and development program or our maintaining and continuance of the development of our technologies and operations and reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2005 were $1.9 million, as compared with $1.6 million for the three months ended September 30, 2004, which represented a 17.3% increase in selling and marketing expenses due primarily to the increase in revenues in our Products Segment. Selling and marketing expenses for the three months ended September 30, 2005 constituted 2.8% of total revenues for such period, as compared with 2.6% for the three months ended September 30, 2004. Such increase is principally attributable to an increase in commissions and delivery costs relating to the Products Segment offset by the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2005 were $3.4 million, as compared with $2.8 million for the three months ended September 30, 2004, which represented a 22.0% increase in general and administrative expenses. Such increase was principally attributable to the increased administrative expenses associated with being a public company whose shares are traded on the New York Stock Exchange. General and administrative expenses for the three months ended September 30, 2005 increased to 4.9% of total revenues for such period, from 4.4% for the three months ended September 30, 2004.

Interest Expense

Interest expense for the three months ended September 30, 2005 was $9.0 million, as compared with $11.7 million for the three months ended September 30, 2004, which represented a 23.2% decrease in such interest expense. The main reasons for such decrease are: (i) $1.6 million interest capitalized to projects due to the higher volume of construction in this quarter compared with $0.5 million in the same period last year, (ii) a decrease in interest expenses of $0.7 million as a result of the repayment of the Ormesa loan on December 31, 2004, and (iii) interest expense for the three months ended September 30, 2004 included $0.7 million related to the decrease in the fair value of the interest rate caps in respect of the Beal Bank financing; beginning in October 2004, the caps qualified for hedge accounting under SFAS No. 133, and as such we have recorded an increase in the value of the caps in respect of such transactions for the three months ended September 30, 2005 in the amount of $0.2 million in other comprehensive income.

Income Taxes

Income taxes for the three months ended September 30, 2005 and 2004 were $7.0 million and $4.2 million, respectively. The effective tax rates for the three months ended September 30, 2005 and September 30, 2004 were 39.5% and 39.1%, respectively.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended September 30, 2005 was $1.6 million, as compared with $0.2 million for the three months ended September 30, 2004. Such increase was principally attributable to an increase of $1.4 million in income generated in connection with our 80% equity interest in the Leyte project, which had a loss in the same period last year due to equipment damage. Such loss was recovered through insurance payments in the fourth quarter of 2004 and the second quarter of 2005.

Net Income

Net income for the three months ended September 30, 2005 was $12.3 million, as compared with $6.8 million for the three months ended September 30, 2004, which represented an 82.1% increase in such net income. Net income as a percentage of our total revenues for the three months ended September 30, 2005 was 17.8%, as compared with 10.7% for the three months ended September 30, 2004. Such increase in net income was principally attributable to: (i) a $4.1 million increase in gross margin, (ii) a decrease in our net interest expense of $4.2 million, and (iii) an increase of $1.4 million in equity in income of investees, offset by a $1.3 million increase in operating expenses and a $2.8 million increase in our income tax provision.

Comparison of the Nine Months Ended September 30, 2005 and the Nine Months Ended
September 30, 2004

Total Revenues

Total revenues for the nine months ended September 30, 2005 were $179.2 million, as compared with $163.0 million for the nine months ended September 30, 2004, which represented a 10.0% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 12.8% and 2.3%, respectively, over the same period in 2004.

Electricity Segment

	Nine Months ended September 30,
	2005	2004
	(in millions)

Steamboat Project	$11.8	$10.4
Puna Project	25.7	8.5
Steamboat Hills Project	3.2	1.5
Other Projects	93.5	98.6
Total	$134.2	$119.0

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2005 were $134.2 million, as compared with $119.0 million for the nine months ended September 30, 2004, which represented a 12.8% increase in such revenues. This increase is primarily attributable to additional revenues being generated from the Steamboat 2/3 project, which we acquired on February 11, 2004, the Steamboat Hills project, which we acquired on May 20, 2004, and the Puna project, which we acquired on June 3, 2004. In addition, revenues from the Puna project in the third quarter of 2005 increased significantly due to higher energy rates and increased generating capacity, as described above. The decrease in revenues from Other Projects is primarily due to: (i) deconsolidation of the Leyte project as of April 1, 2004, which represented $3.1 million of our revenues in the first quarter of 2004, (ii) lower availability of the well field in the Ormesa project (as described under "Total Cost of Revenues — Electricity Segment"), (iii) production pump failures in the Steamboat project, and (iv) lease expense related to Puna.

Products Segment

Revenues attributable to our Products Segment for the nine months ended September 30, 2005 were $45.0 million, as compared with $44.0 million for the nine months ended September 30, 2004, which represented a 2.3% increase in such revenues. This increase of $1.0 million in the nine months ended September 30, 2005 is principally attributable to the usual quarterly fluctuations in the revenues generated from our Products Segment.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2005 was $111.4 million, as compared with $99.7 million for the nine months ended September 30, 2004, which represented an 11.8% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2005 and the nine months ended September 30, 2004 were 62.2% and 61.2%, respectively. The increase is principally attributable to increased costs in our Electricity Segment during the nine months ended September 30, 2005.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2005 was $77.3 million, as compared with $65.7 million for the nine months ended September 30, 2004, which represented a 17.6% increase in total cost of revenues for such segment. This increase is primarily due to costs of $5.9 million, $2.2 million and $10.9 million attributable to the Steamboat 2/3 project (which we acquired on February 11, 2004), the Steamboat Hills project (which we acquired on May 20, 2004) and the Puna project (which we acquired on June 3, 2004), respectively, for the first nine month of 2005 as compared with $4.8 million, $1.1 million and $3.4 million, respectively, for the first nine months of 2004. The remainder of the increase is mainly due to the increased costs within the Ormesa project, due to a significant increase in the geothermal field costs of such project during the second quarter of 2005, as a result of a higher-than-average rate of failure of production pumps and wells. This failure required us to replace a relatively large number of pumps during the second quarter of 2005 and to abandon one production well. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2005 (57.6%) was higher than the percentage for the nine months ended September 30, 2004 (55.2%). Such increase is primarily due to the deconsolidation of the Leyte project as of April 1, 2004, whose total cost of revenues as a percentage of the project's revenues for the nine months ended September 30, 2004 was 46.3%, which is lower than the average cost of revenues for this segment, as well as the increased costs in the Ormesa project. It should be noted that the Puna project incurred additional costs of $1.8 million in the period from May 19, 2005 to September 30, 2005 in the form of lease expense related to Puna.

Products Segment

Total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2005 was $34.2 million, as compared with $34.0 million for the nine months ended September 30, 2004, which represented a 0.4% increase in total cost of revenues related to such segment. Such $0.2 million increase in total cost of revenues for the nine months ended September 30, 2005 reflects an increase in production volume, as compared with the corresponding period in 2004. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2005 was 76.0% and for the nine months ended September 30, 2004 was 77.4%. Such decrease was primarily attributable to a 2.3% increase in our Products Segment revenues while the fixed portion of our cost of product revenues, such as salaries, depreciation, expenses related to maintaining operations, utilities and property expenses, remained constant.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2005 were $1.9 million, as compared with $1.6 million for the nine months ended September 30, 2004, which represented a 20.5% increase in research and development expenses. Such increase does not represent any significant change in our research and development program or our maintaining and continuance of the development of our technologies and operations and reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2005 were $5.8 million, as compared with $5.6 million for the nine months ended September 30, 2004, which represented a 3.5% increase in selling and marketing expenses due to higher Products Segment revenues. Selling and marketing expenses for the nine months ended September 30, 2005 constituted 3.2% of total revenues for such period, as compared with 3.4% for the nine months ended September 30, 2004. Such decrease is principally attributable to the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2005 were $10.0 million, as compared with $8.0 million for the nine months ended September 30, 2004, which represented a 25.0% increase in general and administrative expenses. Such increase was principally attributable to an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange. General and administrative expenses for the nine months ended September 30, 2005 constituted 5.6% of total revenues for such period, as compared with 4.9% for the nine months ended September 30, 2004. In addition, the general and administrative expenses in the nine months ended September 30, 2004 did not fully reflect the increase in such expenses that was required as a result of the increased activity that occurred in connection with the acquisitions made in 2004.

Interest Expense

Interest expense for the nine months ended September 30, 2005 was $28.8 million, as compared with $31.2 million for the nine months ended September 30, 2004, which represented a 7.7% decrease in such interest expense. The net decrease of $2.4 million resulted from the following: (i) $3.2 million interest capitalized to projects due to a higher volume of construction as compared with $0.5 million in the same period last year, (ii) a decrease in interest expenses of $1.3 million as a result of the repayment of the Ormesa loan, on December 31, 2004, (iii) interest expense for the nine months ended September 30, 2004 included $1.6 million related to the decrease in the fair value of the interest rate caps in respect of the Beal Bank financing; beginning in October 2004 the caps qualified for hedge accounting under SFAS No. 133, and as such we have recorded the decrease in the value of the caps in respect of such transactions for the nine months ended September 30, 2005 in the amount of $0.7 million in other comprehensive income, and (iv) the elimination of interest expenses of the Leyte loan in the amount of $0.3 million as a result of the deconsolidation of the Leyte project in April 1, 2004 (as a result of the application of FIN No. 46R). Such decreases were offset by: (i) a $1.9 million interest expense in respect of the $190.0 million of Senior Secured Notes which were issued by Ormat Funding, on February 13, 2004, (ii) a $0.9 million increase in interest payments to our parent, and (iii) a $0.6 million increase in the applicable LIBOR rate for the Beal Bank financing.

Income Taxes

Income taxes for the nine months ended September 30, 2005 were $9.6 million, as compared with $6.2 million for the nine months ended September 30, 2004, respectively. The effective tax rates for the nine months ended September 30, 2005 and September 30, 2004 were 39.0% and 36.1%, respectively. Our effective tax rate increased in the nine months ended September 30, 2005 compared with the nine months ended September 30, 2004 primarily due to utilization of carry forward tax losses in Israel during the first half of 2004, for which a full valuation allowance has been recorded against deferred tax assets.

Equity in Income of Investees

Our participation in the income generated from our investees for the nine months ended September 30, 2005 was $5.3 million, as compared with $2.2 million for the nine months ended September 30, 2004. Such increase was principally attributable to the income generated in connection with our 80% equity interest in the Leyte project, which was deconsolidated as of April 1, 2004 (as a result of the application of FIN No. 46R), which accounted for $3.3 million, and our collection of an insurance claim in that project in the second quarter of 2005. In the third quarter of 2004, the Leyte Project had a net loss as a result of equipment damage, which was recovered by insurance payments in the fourth quarter of 2004 and the second quarter of 2005.

Net Income

Net income for the nine months ended September 30, 2005 was $20.3 million, as compared with $13.0 million for the nine months ended September 30, 2004, which represented a 55.8% increase in such net income. Net income as a percentage of our total revenues for the nine months ended September 30, 2005 was 11.3%, as compared with 8.0% for the nine months ended September 30, 2004. Such increase in net income was principally attributable to: (i) a $4.5 million increase in gross margin, (ii) a decrease in our net interest expense of $5.7 million, and (iii) an increase of $3.0 million in equity in income of investees, offset by a $2.5 million increase in operating expenses and a $3.5 million increase in our income tax provision.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been cash from operations, proceeds from parent company loans, third party debt in the form of borrowing under credit facilities, issuance by Ormat Funding of its Senior Secured Notes, project financing, and the issuance of shares of common stock on the public markets. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs. Our management believes that the outstanding cash, cash equivalents, marketable securities and cash generated from our operations will address our liquidity and other investment requirements

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (the parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries' average effective cost of funds plus 0.3% percent in dollars, which represented a rate of 7.5% for the advances made during 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of September 30, 2005, the outstanding balance of the loan was approximately $136.2 million compared to $143.2 million as of December 31, 2004.

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

Limited and Non Recourse Debt

OrCal Geothermal, one of our subsidiaries, entered into a non-recourse project finance loan from Beal Bank for the purpose of financing the acquisition of the Heber 1 and 2 projects and our 50% ownership interest in the Mammoth project, of which $146.8 million was outstanding as of September 30, 2005, bearing an interest rate of the greater of 7.125% or LIBOR plus 5.125% per annum. OrCal Geothermal has made a decision to refinance this debt, as described under "Exposure to Market Risks". The Bank Hapoalim project finance debt, of which $14.9 million was outstanding as of September 30, 2005, bearing an interest rate of LIBOR plus 2.375% per annum on tranche one of the loan and LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $10.2 million was outstanding as of September 30, 2005, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding, one of our subsidiaries, issued 8¼% Senior Secured Notes in a capital markets offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project, of which $186.5 million was outstanding as of September 30, 2005. The Senior Secured Notes are collateralized by substantially all of the assets of Ormat Funding and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of Ormat Funding, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of Ormat Funding and its subsidiaries.

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

New financing of our projects

Financing of the Amatitlan Project

We currently intend to finance the construction cost of the Amatitlan project in the first half of 2006. In connection with such financing, we signed a mandate letter with a local bank in Guatemala to obtain a construction loan with a term of up to two-years and a 10-year term loan in the total amount of approximately $41.0 million.

Financing of Phase II of Olkaria III Project

We are currently negotiating the financing of Phase II of Olkaria III project. In connection with such financing, we signed a mandate letter with a financial institution to arrange for a long-term loan.

Full Recourse Debt

Our full recourse third party debt includes the following loans: (i) a $20.0 million credit facility from United Mizrahi Bank, of which we repaid the outstanding balance of $20.0 million on February 10, 2005; the full amount of the line of credit remains available through December 31, 2005 and is guaranteed by our parent Ormat Industries, (ii) a medium term loan from Israel's Industrial Development Bank, the $3.3 million outstanding balance of which was fully repaid on March 10, 2005, and (iii) a medium term loan from Bank Hapoalim, of which $3.0 million was outstanding as of September 30, 2005, bearing an interest rate of LIBOR plus 1.7% per annum.

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

Letters of Credit

From time to time, Bank Leumi and Bank Hapoalim have issued, as security for certain of our obligations, performance letters of credit in favor of our customers. In some cases, our parent is the obligor in respect of any reimbursement obligations to the bank with respect to such letters of credit. Pursuant to certain existing agreements with our parent described elsewhere in this quarterly report, we are required to pay to our parent a fee with respect to such letters of credit and we are responsible to reimburse our parent for any draw or payment made under these letters of credit. As of September 30, 2005, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit in the amount of $19.7 million and $9.8 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $15.3 million and $8.6 million, respectively. Accordingly, a further $4.4 million and $1.2 million remain available under the arrangement with Bank Leumi and Bank Hapoalim, respectively.

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

Pursuant to a 31-year head lease, PGV leased its geothermal power plant to an unrelated company in return for a deferred lease income in the amount of $71.0 million. Deferred transaction costs amounted to $4.2 million.

Dividend

In accordance with our dividend policy, prior to our initial public offering we declared an interim dividend of $2.5 million ($0.1025 per share) for 2004 to our parent company, Ormat Industries, which was paid on March 2, 2005. In accordance with such dividend policy, on March 22, 2005, we declared, approved and authorized the payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on April 4, 2005, which was paid on April 18, 2005. On May 10, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on May 23, 2005, which was paid on June 6, 2005. On August 11, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on August 22, 2005, which was paid on September 1, 2005. On November 9, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on November 29, 2005, payable on December 6, 2005.

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months ended September 30,
	2005	2004
	(in thousands)
Net cash provided by operating activities	$61,552	$38,876
Net cash used in investing activities	(67,521)	(223,954)
Net cash provided by financing activities	17,757	205,844
Net increase in cash and cash equivalents	11,788	20,766

For the Nine Months Ended September 30, 2005

Net cash provided by operating activities for the nine months ended September 30, 2005 was $61.6 million, as compared with net cash provided by operating activities of $38.9 million for the nine months ended September 30, 2004. Such net increase of $22.7 million resulted primarily from the following: (i) an increase of $15.7 million in accounts payable and accrued expenses for the nine months ended September 30, 2005 as compared with an increase of $9.0 million for the nine months ended September 30, 2004 due to the increase of our activities relating mainly to projects under construction for third parties, (ii) an increase of $7.3 million in net income, (iii) an increase of $1.5 million in depreciation and amortization to $27.4 million for the nine months ended September 30, 2005 from $25.9 million for the nine months ended September 30, 2004 as a result of the acquisitions of the Steamboat 2/3 project, the Steamboat Hills project and the Puna project, (iv) an increase of $9.2 million in accounts receivable for the nine months ended September 30, 2005 due to increased revenues in the Electricity Segment, as compared to an increase of $8.0 million for the nine months ended September 30, 2004, and (v) a decrease of $0.8 million in inventories for the nine months ended September 30, 2005 as compared with an increase of $7.2 million for the nine months ended September 30, 2004.

Net cash used in investing activities for the nine months ended September 30, 2005 was $67.5 million, as compared with $224.0 million used in investing activities for the nine months ended September 30, 2004. The principal factor that affected our cash flow used in investing activities during the first nine months of 2005 was capital expenditures of $87.3 million primarily for our power facilities under construction. Such cash used in investing activities was offset by a decrease of $34.7 million in marketable securities of which $16.5 million was allocated to restricted cash. The cash used in investing activities for the nine months ended September 30, 2004 primarily included $176.0 million of cash used for the acquisition of the Steamboat 2/3, Steamboat Hills and Puna projects and $14.8 million of cash used for capital expenditure. In addition our restricted cash and cash equivalents during the nine months ended September 30, 2004 increased by $34.2 million resulting primarily from the issuance by Ormat Funding of $190.0 million of its 8¼% Senior Secured Notes. A portion of the proceeds from the issuance of such Senior Secured Notes was escrowed and reserved for additional investments in the Galena project and to repay the loan from United Capital to fund the acquisition of the Ormesa project.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $17.8 million, as compared with $205.8 million provided by financing activities for the nine months ended September 30, 2004. The principal factors that affected the cash flow provided by financing activities during the nine months ended September 30, 2005 were the proceeds of $78.6 million from the leveraged lease transaction of Puna (less $3.7 million deferred cost related to such lease transaction), the repayment of short-term and long-term debt in the amount of $33.4 million, repayment of debt to our parent in the amount of $18.4 million, and the payment of a dividend to our shareholders in the amount of $5.3 million. The principal factors that affected the cash flow provided by financing activities for the nine months ended September 30, 2004 were the $190.0 million in proceeds (less $8.9 million in debt issuance costs) from the issuance of Ormat Funding 8¼% Senior Secured Notes, which were used to finance the acquisition of the Steamboat 2/3 project and to refinance the acquisition of the Ormesa, Brady, Mammoth and Steamboat 1/A projects, the $20.0 million in proceeds from United Mizrahi Bank loan, net proceeds from parent company loans in the amount of $46.4 million and the repayment of short-term and long-term debt in the amount of $35.9 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $5.0 million for 2005 and 2006 for buildings and for the acquisition of machinery and equipment.

To the extent not otherwise described below, we expect that the following enhancements of our existing power plants will be funded from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level. Initially, we intend to fund the construction projects described below from internally generated cash or other available corporate resources. We currently do not contemplate obtaining any new loans from our parent company.

Mammoth Project.    We completed the drilling activities at the Mammoth project under an approximately $8.3 million enhancement program ($4.2 million to be funded by us), which we believe will result in an increase in the output of the project by 4 MW. The new well will be connected to the plant at some point during 2006, depending on weather conditions. A substantial portion of the funds required for such enhancement have been earmarked from the project's funds by us and our partners.

Heber Complex.    In connection with the Heber 1 and 2 projects and the Goulds Plant (the plant under construction in the Heber Complex), we are currently in the final stage of a program consisting of geothermal field optimization, the drilling of an additional well and the addition of OEC units at the Heber projects in order to increase the generating capacity of the Heber 1 and 2 projects by an estimated 16 MW. Out of the additional capacity, 10 MW will be sold under a new power purchase agreement with SCPPA, which we expect will be signed at the end of 2005, and the rest will either be sold under the existing power purchase agreements with SCE or will replace auxiliary power that we are currently purchasing from a third party. The total estimated budgeted investment is approximately $30.5 million. As of September 30, 2005, approximately $25.7 million in costs had been incurred related to the Heber project. On May 6, 2005, we completed negotiations and we expect to enter into a definitive agreement at the end of 2005 for a new 25-year power purchase agreement with SCPPA for the purchase of 10 MW of energy for a fixed price of $57.50/MWh, which will escalate annually at a rate of 1.5%. Delivery of energy under this power purchase agreement is scheduled to begin at the end of 2005. Equipment manufacturing and well drilling were completed and site construction is currently in progress.

Puna Project.    In connection with the Puna project, we are currently pursuing an approximately $19.0 million enhancement program which is designed to increase the output of the project by an estimated 5 MW and to improve its reliability. As of September 30, 2005, approximately $12.2 million in costs had been incurred related to the enhancement project. On June 30, 2005 we completed the re-drilling of an existing well, which increased the output by approximately 4 MW and we started the drilling of a new well. We expect that such enhancement program will be completed in the fourth quarter of 2005. Currently the project sells approximately 29 MW during peak hours and has a contractual commitment to sell 22 MW during off-peak hours.

Ormesa Project.    In connection with the Ormesa project, we have drilled two additional wells, plan to add additional OEC units and replace existing units in order to increase the output of the project by an estimated 10 MW. We estimate that the costs of such enhancements will be up to $36.0 million and that the project will be completed by the end of the fourth quarter of 2006. As of September 30, 2005, approximately $4.6 million in costs had been incurred related to the enhancement project. We initially projected to sell the additional 10 MW would be supplied to SCPPA, but we have advised SCPPA that we will probably need to locate an alternative source of supply.

Galena Project.    We completed the construction of the Galena project in October 2005 and we expect to reach commercial operations by the end of 2005. Construction costs of $25.4 million are being funded from the proceeds of Ormat Funding's offering of Senior Secured Notes, $8.9 million of which is currently deposited in an escrow account, and will be released in accordance with the progress of the construction phase for such enhancement. As of September 30, 2005, approximately $24.9 million in costs had been incurred related to the Galena project. Based on the final design of the project, we plan to increase the Steamboat complex output by 13 MW.

Desert Peak 2 Project.    In connection with the Desert Peak 2 project, we have already drilled the necessary production wells and we began the manufacturing and construction of the associated power plant, which is expected to be completed at the first quarter of 2006. The total 15 MW power plants' construction cost is estimated to be $35.0 million. As of September 30, 2005, approximately $23.0 million in costs had been incurred related to the Desert Peak 2 project.

Galena 2 Project (formerly Desert Peak 3 Project).    In connection with the Galena 2 project, we plan to construct a power plant in the Steamboat complex, which will supply electricity under the Galena 2 power purchase agreement. We commenced drilling of the wells. The total construction cost for the construction of the 10 MW power plants is estimated to be $22.0 million. We estimate that the construction of the Galena 2 project will be performed during 2005 and 2006. As of September 30, 2005, approximately $3.6 million in costs had been incurred related to the Galena 2 project

Amatitlan Project.    The Amatitlan project is scheduled to be completed in 2006 at an aggregate construction cost for the 20 MW plant of approximately $32.5 million. We commenced construction of the plant and as of September 30, 2005, approximately $14.2 million in costs had been incurred related to the Amatitlan project. The municipal local authorities have claimed that a construction license is required for the project while our local counsel has advised us that no such license is required under the applicable laws and regulations. We are simultaneously proceeding to challenge the claim of the local municipal authorities and to obtain the construction license.

OREG 1 Project.    We commenced the construction of this recovered energy project and we expect to complete such construction in 2006 at an aggregate cost for the 22 MW plant of approximately $35.0 million. As of September 30, 2005, approximately $8.9 million in costs had been incurred related to this project.

Phase II of Olkaria III Project.    In connection with Phase II of Olkaria III project, we completed the drilling of the wells and are currently producing a conceptual design of the power plant. We expect the construction costs of the 35 MW power plant to range somewhere between $60.0 and $80.0 million.

In addition to the above projects we plan to start the construction and enhancement of additional projects in a total amount of approximately $10.0 million.

Other than the enhancements and new projects described above, and a possible further enhancement to the Ormesa project, which is in the early stages of conceptual design, we do not anticipate any other material capital expenditures in the near future for any of our operating projects, other than ordinary maintenance requirements, which we typically fund with internally generated cash.

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

As of September 30, 2005, 53.1% of our consolidated long-term debt (excluding amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 46.9% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. In order to mitigate such risks, we have acquired an interest rate cap of 6.0% with respect to the LIBOR component of the interest rate applicable to the Beal Bank loan from 2007 to 2011. We do not expect that a 300 basis point increase or decrease from current interest rates would have a material adverse effect on our financial position, but will have an effect on our results of operations and cash flows. As of September 30, 2005, $300.8 million of our debt, including $136.2 million owed to our parent, remained subject to some floating rate risk. As such, we are exposed to changes in interest rates with respect to our long-term obligations. The detrimental effect on our pre-tax earnings of a hypothetical 50 basis point increase in interest rates would be approximately $1.5 million. See "Liquidity and Capital Resources" above for further discussion of our debt instruments.

In anticipation of the refinancing of the acquisition cost of our Puna project, on February 25, 2005, we entered into a rate lock agreement with Lehman Brothers Special Financing, Inc. (referred to as the counterparty) at a locked-in treasury rate of 4.31%, with a notional amount of $52.0 million, which was terminated on March 31, 2005. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. On March 31, 2005, we received from the counterparty the amount of $658,000. This amount net of related taxes of $250,000 is recorded in our financial statements as "Gain in respect of derivative instruments designated for cash flow hedge, net of related taxes" under "Other comprehensive income (loss)" and will be amortized over the 23-year term of the Project Lease.

On April 20, 2005, we entered into a new rate lock agreement with the counterparty, at a locked-in treasury rate of 4.22%, with a notional amount of $52.0 million, and originally scheduled to terminate on May 2, 2005. The new rate lock agreement's termination date was extended until May 18, 2005 at a new locked-in treasury rate of 4.25%. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. On May 18, 2005, we paid the counterparty the amount of $762,000. This amount net of related taxes of $290,000 is recorded in our financial statements as a "Loss in respect of derivative instruments designated for cash flow hedge, net of related taxes" under "Other comprehensive income (loss)" and will be amortized over the 23-year term of the Project Lease.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the new Israeli shekel. Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary's ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary's overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can arise when the currency-denomination of a particular contract is not the U.S. dollar. All of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contacts from time to time contemplate costs which are incurred in local currencies. For example, in February 2005 we signed a contract in the amount of approximately $24.0 million for construction of a power plant which is denominated in Euros. A substantial portion of such contract will be matched by costs denominated in Euros. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Currently, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

Our subsidiary, OrCal Geothermal, Inc. has made a decision to refinance its existing project finance debt outstanding under its Credit agreement with Beal Bank, relating to the Heber Projects. As of September 30, 2005, the principal amount outstanding under Beal Bank Credit Agreement was

$146.8 million. On September 9, 2005, in connection with such contemplated refinancing, our subsidiary, Ormat Nevada, decided to enter into a rate lock agreement with Lehman Brothers Special Financing, Inc. (referred to as the counterparty), at a locked-in rate of 4.047%, with a notional amount of $175.0 million, and terminating on December 15, 2005 (referred to as the determination date). The rate lock is based on a 7-year treasury security (referred to as the base treasury rate) that matures in November 2012. Pursuant to such agreement, if the base treasury rate, on the determination date, is greater than 4.047% the counterparty will be required to pay Ormat Nevada a floating amount (calculated pursuant to a specific formula); however, if the base treasury rate is less than 4.047%, Ormat Nevada will be required to pay the counterparty the floating amount (calculated pursuant to a specific formula). If the base treasury rate equals 4.047% on the determination date, no payment will be required to be made by either party. Based on treasury rates and the yield curve on September 9, 2005, each 1 basis point difference between the locked-in rate and the base treasury rate equaled approximately $104,000. We expect that this refinancing will be effected in the fourth quarter of 2005 or the first quarter of 2006, and if completed by this time, will cause a one-time charge of approximately $10.0 million, net of related taxes of approximately $6.5 million. The charge will result from the prepayment premium associated with the payment to Beal Bank and the write-down of certain capitalized costs associated with the incurrence of the Beal Bank debt. The charge would be a non-recurring interest expense with no impact on revenues or operational items. In subsequent accounting periods, the refinancing would reduce our overall interest expense and as such, would have a positive effect on future earnings and cash flow.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits and Preferred Auctioned Rate Securities, which we refer to as PARS (deposits of entities with a minimum investment grade rating of AA (by Standard & Poor's Ratings Services)).

Off-Balance Sheet Arrangements

On June 30, 2004, our subsidiary, Ormat Nevada, entered into a Letter of Credit Agreement with Hudson United Bank, pursuant to which Hudson United Bank agreed to issue one or more letters of credit in an aggregate face amount of up to $15.0 million. As of the date hereof, two letters of credit have been issued pursuant to this facility. The first was issued in favor of the trustee for the 8¼% Senior Secured Notes, for a face amount of $8.1 million, which was increased by an additional amount of $2.7 million on December 30, 2004. The second was issued in favor of Beal Bank, for a face amount of $3.6 million. Such letters of credit have been issued to substitute for current cash balances in respective reserve accounts. The unrestricted cash resulting from this exchange was used for working capital and reductions of outstanding bank debt. As of September 30, 2005, such letters of credit have not been renewed by us. Under this Letter of Credit Agreement, in the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at LIBOR plus 4.0%, and matures on the next expiration date of the Letter of Credit Agreement. There are various restrictive covenants under the Letter of Credit Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. Our management believes that we are currently in compliance with our covenants.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. Initially, our parent, Ormat Industries, was the obligor in respect of any reimbursement obligations on such letters of credit and we paid our parent a guarantee fee and were responsible to reimburse our parent for any draw under these letters of credit. In connection with the acquisition of the power generation business by Ormat Systems from our parent, we have assumed such letters of credit and are now the direct obligor of Bank Leumi and Bank Hapoalim on most of such letters of credit. As of September 30, 2005, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $19.7 million and $9.8 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $15.3 million and $8.6 million, respectively. Out of these amounts, letters of credits totaling $15.3 million and $1.1 million from Bank Leumi and Bank Hapoalim, respectively, have been obtained by our parent and issued on our behalf.

As of the date hereof, we have not had a draw presented against any letter of credit issued or provided on our behalf.

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Sierra Pacific Power Company, Southern California Edison Company, Hawaii Electric Light Company, and PNOC-Energy Development Corporation, The Kenya Power and Lighting Company Limited and two electric distribution companies, which are assignees of Empresa Nicaraguense de Electricidad. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison Company accounted for 41.3% and 47.2% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 38.1% and 43.7% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively. Southern California Edison Company is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 9.9% and 10.7% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 13.3% and 12.2% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.

Following the acquisition of the Puna project in June 2004, Hawaii Electric Light Company became one of our key customers, accounting for 15.4% and 10.6% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 14.4% and 5.2% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.

PNOC-Energy Development Corporation accounted for 2.0% of our total revenues for the nine months ended September 30, 2004. The results of operations of the Leyte project which sells electricity to PNOC were deconsolidated as of April 1, 2004.

The two electric distribution companies, which are assignees of Empresa Nicaraguense de Electricidad, accounted for 3.8% and 4.3% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 4.8% and 5.3% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.

The Kenya Power & Lighting Co. Ltd. accounted for 3.8% and 4.1% of our total revenues for the three months ended September 30, 2005 and 2004, respectively, and 4.3% and 4.5% of our total revenues for the nine months ended September 30, 2005 and 2004, respectively.

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

ITEM 4.    CONTROLS AND PROCEDURES

a.    Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. The evaluation included certain control areas in which we have made, and are continuing to make, changes to improve and enhance controls. Based on that evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC's rules and instructions for Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

b.    Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first nine months of 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

We are continuing to enhance our documentation and analyze our system of internal controls. We have identified areas of our internal controls requiring improvement, and have made progress in designing enhanced processes and controls to address issues identified through this review. Areas of improvement include enhancing and streamlining our domestic and international financial reporting procedures. We plan to continue this initiative, as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, on December 31, 2005.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the first nine months of fiscal year 2005 from those previously reported in Part I, Item 3 of our annual report on Form 10-K/A for the year ended December 31, 2004.

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

As of the date of this filing, we repaid third party loans in the amount of $26.4 million and used $70.6 million for corporate purposes, including $45.0 million for capital expenditures and $7.0 million to repay loans from our parent Ormat Industries Ltd.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1	Financing Agreements
10.1.1	Foreign Currency Loan Agreement, dated June 1, 2004, between Ormat Technologies, Inc. and United Mizrahi Bank LTD., incorporated by reference to Exhibit 10.1.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.1.2	Amended and Restated Bridge Loan Agreement, dated October 2, 2003, by and between Ormat Nevada, Inc. and Bank Leumi USA, incorporated by reference to Exhibit 10.1.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.4	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.6	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.14	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.15	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.16	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.17	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No.1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No.1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV's Geothermal Electric Plant with HELCO's System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O'Dell and Phyllis M. O'Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, filed herewith.
10.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, filed herewith.
10.5	General
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: November 10, 2005	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1	Financing Agreements
10.1.1	Foreign Currency Loan Agreement, dated June 1, 2004, between Ormat Technologies, Inc. and United Mizrahi Bank LTD., incorporated by reference to Exhibit 10.1.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.1.2	Amended and Restated Bridge Loan Agreement, dated October 2, 2003, by and between Ormat Nevada, Inc. and Bank Leumi USA, incorporated by reference to Exhibit 10.1.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.4	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.6	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.14	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.15	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.16	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.17	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No.1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No.1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV's Geothermal Electric Plant with HELCO's System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O'Dell and Phyllis M. O'Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	[Insert Project Lease]
10.4.34	[Insert Participation agreement]
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, filed herewith.
10.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, filed herewith.
10.5	General
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
10.10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.