Form 10-Q/A
period 2005-09-30
ORMAT TECHNOLOGIES, INC.
filed 2005-12-22
CIK 1296445

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

EXPLANATORY NOTE

Ormat Technologies, Inc. is filing this amendment on Form 10-Q/A to its Form 10-Q for the quarterly period ended September 30, 2005 originally filed on November 14, 2005, to correct an error contained in the statement of cash flows for the nine months ended September 30, 2005 as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Historical Cash Flows for the Nine Months Ended September 30, 2005". Accordingly, the Company's historical financial statements for the nine months ended September 30, 2005 should no longer be relied upon. The error relates to the classification of a prepaid lease payment of $75.3 million, net of deferred costs, received in May 2005, incorrectly recorded as cash flows provided by financing activities rather than cash flows provided by operating activities resulting in an understatement of cash flows from operating activities and an overstatement of cash flows from financing activities by the same amount. The components of cash flows and the explanation thereof in the "Management's Discussion and Analysis of Financial Condition and Results of Operations – Historical Cash Flows for the Nine Months Ended September 30, 2005" have been corrected accordingly. No other financial statement items were affected by the error referred to above. This Form 10-Q/A does not otherwise amend the Form 10-Q, except for disclosure in Item 4. This amendment does not reflect events occurring after the filing of the Form 10-Q.

ORMAT TECHNOLOGIES, INC

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(as restated)
	(in thousands)
Cash flows from operating activities:
Net income	$20,320	$13,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,385	25,884
Accretion of asset retirement obligation	575	472
Amortization of deferred lease income	(859)	—
Minority interest in earnings of subsidiaries	—	108
Equity in income of investees	(5,271)	(2,248)
Distributions from unconsolidated investments	4,558	3,682
Deferred income tax provision	3,121	5,816
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,150)	(7,976)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,347)	138
Inventories	805	(7,188)
Prepaid expenses and other	(1,719)	(874)
Deposits and other	(389)	1,837
Accounts payable and accrued expenses	15,652	9,002
Due from/to related entities, net	1,968	(338)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,222	(2,691)
Other liabilities	(40)	(60)
Liability for severance pay	721	270
Proceeds from operating lease transaction	78,600 *	—
Deferred lease costs	(3,272) *	—
Net cash provided by operating activities	136,880 *	38,876
Cash flows from investing activities:
Distributions from unconsolidated investments	1,020	2,500
Marketable securities, net	34,747	—
Net change in restricted cash, cash equivalents and marketable securities	(16,502)	(34,192)
Capital expenditures	(87,305)	(14,836)
Decrease of cash resulting from deconsolidation of OLCL	—	(1,800)
Increase in severance pay fund asset, net	(242)	(326)
Repayment from unconsolidated investments	761	650
Cash paid for acquisitions, net of cash received	—	(175,950)
Net cash used in investing activities	(67,521)	(223,954)
Cash flows from financing activities:
Due to Parent, net	(18,421)	46,415
Proceeds from issuance of long-term debt	—	210,000
Repayments of short-term and long-term debt	(33,365)	(35,888)
Deferred debt issuance costs	(438) **	(9,617)
Payment for interest rate caps	—	(3,820)
Deferred stock offering costs	—	(1,246)
Cash dividends paid	(5,347)	—
Net cash provided by (used in) financing activities	(57,571) **	205,844
Net increase in cash and cash equivalents	11,788	20,766
Cash and cash equivalents at beginning of period	36,750	8,873
Cash and cash equivalents at end of period	$48,538	$29,639
Supplemental non-cash investing and financing activities:
Conversion of amounts due to Parent to notes payable to Parent	$—	$20,000
Accounts payable related to purchases of property, plant and equipment	3,300	496

*	Net cash provided by operating activities has been increased by $75,328 due to a correction of an error in classification of proceeds from operating lease transaction. (See Note 1)

**	Net cash provided by (used in) financing activities has been decreased by $75,328 due to a correction of an error in classification of proceeds from operating lease transaction. (See Note 1)

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

Restatement

These financial statements have been amended solely to correct a classification error contained in the statement of cash flows for the nine months ended September 30, 2005. The error relates to the classification of a prepaid lease payment of $75.3 million, net of deferred costs received in May 2005, incorrectly included in cash flows provided by financing activities rather than cash flows provided by operating activities resulting in an understatement of cash flows from operating activities and an overstatement of cash flows from financing activities by the same amount. No other items were affected by the error referred to above.

Hereafter is a table showing the erroneous and the corrected cash flows for the nine months ended September 30, 2005:

	As Reported	Correction	As Restated
	(in thousands)
Cash flows from operating activities	$61,552	$75,328	$136,880
Cash flows from investing activities	(67,521)	—	(67,521)
Cash flows from financing activities	17,757	(75,328)	(57,571)
Net increase in cash and cash equivalents	$11,788	$—	$11,788

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States ("U.S.") and in foreign countries. At September 30, 2005 and December

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months ended September 30,
	2005	2004
	(as restated)
	(in thousands)
Net cash provided by operating activities	$136,880*	$38,876
Net cash used in investing activities	(67,521)	(223,954)
Net cash provided by (used in) financing activities	(57,571) **	205,844
Net increase in cash and cash equivalents	11,788	20,766

*	The amount has been corrected from $61,552 to $136,880 due to a classification error.

**	The amount has been corrected from $17,757 to $(57,571) due to a classification error.

For the Nine Months Ended September 30, 2005

Net cash provided by operating activities for the nine months ended September 30, 2005 was $136.9 million(a) , as compared with net cash provided by operating activities of $38.9 million for the nine months ended September 30, 2004. Such net increase of $98.0 million(b) resulted primarily from the following: (i) prepaid lease payment of $78.6 million(c) pursuant to the leverage lease transaction of Puna (less $3.3 million(c) deferred costs related to such lease transaction) (ii) an increase of $15.7 million in accounts payable and accrued expenses for the nine months ended September 30, 2005 as compared with an increase of $9.0 million for the nine months ended September 30, 2004 due to the increase of our activities relating mainly to projects under construction for third parties, (iii) an increase of $7.3 million in net income, (iv) an increase of $1.5 million in depreciation and amortization to $27.4 million for the nine months ended September 30, 2005 from $25.9 million for the nine months ended September 30, 2004 as a result of the acquisitions of the Steamboat 2/3 project, the Steamboat Hills project and the Puna project, (v) an increase of $9.2 million in accounts receivable for the nine months ended September 30, 2005 due to increased revenues in the Electricity Segment, as compared to an increase of $8.0 million for the nine months ended September 30, 2004, and (vi) a decrease of $0.8 million in inventories for the nine months ended September 30, 2005 as compared with an increase of $7.2 million for the nine months ended September 30, 2004.

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

(a)	The amount has been corrected from $61.6 million to $136.9 million due to a classification error.

(b)	The amount has been corrected from $22.7 million to $98.0 million due to a classification error.

(c)	This amount was reclassified from financing activities to operating activities.

Net cash used in financing activities for the nine months ended September 30, 2005 was $57.6 million(d) , as compared with $205.8 million provided by financing activities for the nine months ended September 30, 2004. The principal factors that affected the cash flow provided by financing activities during the nine months ended September 30, 2005 were the repayment of short-term and long-term debt in the amount of $33.4 million, repayment of debt to our parent in the amount of $18.4 million, and the payment of a dividend to our shareholders in the amount of $5.3 million. The principal factors that affected the cash flow provided by financing activities for the nine months ended September 30, 2004 were the $190.0 million in proceeds (less $8.9 million in debt issuance costs) from the issuance of Ormat Funding 8¼% Senior Secured Notes, which were used to finance the acquisition of the Steamboat 2/3 project and to refinance the acquisition of the Ormesa, Brady, Mammoth and Steamboat 1/A projects, the $20.0 million in proceeds from United Mizrahi Bank loan, net proceeds from parent company loans in the amount of $46.4 million and the repayment of short-term and long-term debt in the amount of $35.9 million.

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

(d)	The amount has been corrected from $17.8 million, net cash provided by financing activities to $57.6 million, net cash used in financing activities.

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

Management had previously concluded the Company's disclosure controls and procedures were effective as of September 30, 2005. However, in connection with the restatement of the Company's condensed consolidated financial statements as of and for the quarter ended, as fully described in Note 1 of this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2005, management determined that the material weakness described below existed. Accordingly, our Chief Executive Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective as of September 30, 2005 at the reasonable assurance level to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q/A was recorded, processed, summarized and reported accurately within the time periods specified within the SEC's rules and instructions for Form 10-Q and that such information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the material weakness described below, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A fairly present in all material respects our financial condition, results of operations and cash flows for all periods presented.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of the Company's condensed consolidated statement of cash flows. Specifically, the Company lacked effective controls to ensure that cash flows from a non-routine lease transaction were accurately disclosed in the Company's interim condensed consolidated statement of cash flows. This control deficiency resulted in the restatement of the Company's interim condensed consolidated financial statements for the quarter ended September 30, 2005 to correct the cash flow presentation of prepayments received under the lease agreement. Additionally, this control deficiency could result in a misstatement of the presentation of amounts in the statements of cash flows that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Changes in Internal Control over Financial Reporting

Other than the implementation of a control requiring that transactions of a non-routine nature, be reviewed by the Chief Financial Officer who will, if necessary consult with an external expert, there have been no changes to the Company's internal control over financial reporting, during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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