Form 10-K
period 2005-12-31
ORMAT TECHNOLOGIES, INC.
filed 2006-03-28
CIK 1296445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: (775) 356-9029

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ormat Technologies, Inc. Common Stock $0.001 Par Value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes     No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes     No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer                 Accelerated filer                 Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes     No

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $137,281,250 based on the closing price as reported on the New York Stock Exchange.

The number of outstanding shares of common stock of Ormat Technologies, Inc., as of March 1, 2006, was 31,562,496 par value $0.001 per share.

Documents Incorporated by Reference: Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2005.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005

Cautionary Note Regarding Forward-Looking Statements

This annual report includes ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this annual report, the words ‘‘may’’, ‘‘will’’, ‘‘could’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘estimates’’, ‘‘predicts’’, ‘‘projects’’, ‘‘potential’’, or ‘‘contemplate’’ or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contained in Part II, Item 7, "Risk Factors" contained in Part I, Item IA, and ‘‘Notes to Financial Statements’’ contained in Part II, Item 8 of this annual report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations and risks discussed in this annual report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere, changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance; and,

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate.

PART I

ITEM 1.    BUSINESS

Certain Definitions

Unless the context otherwise requires, all references in this annual report to ‘‘Ormat’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, ‘‘our company’’, ‘‘Ormat Technologies’’ or ‘‘our’’ refer to Ormat Technologies, Inc. and its consolidated subsidiaries. The ‘‘OFC Senior Secured Notes’’ refers to the 8¼% Senior Secured Notes due 2020 that were issued in February 2004 by our subsidiary, Ormat Funding Corp. The ‘‘OrCal Senior Secured Notes’’ refers to the 6.21% Senior Secured Notes due 2020 that were issued in December 2005 by our subsidiary, OrCal Geothermal Inc.

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal power plants, and we also design, develop and build, and plan to own and operate, recovered energy-based power plants, in each case using equipment that we design and manufacture. We conduct our business activities in two business segments. In our Electricity Segment, we develop, build, own and operate geothermal power plants in the United States and other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants.

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

In addition to our geothermal energy business, we have developed and continue to develop products that produce electricity from recovered energy or so-called ‘‘waste heat’’. We are also constructing new recovered energy projects to be owned and operated by us. Recovered energy or waste heat represents residual heat that is generated as a by-product of gas turbine-driven compressor stations and in a variety of industrial processes, such as cement manufacturing, and is not otherwise used for any purpose. Such residual heat, that would otherwise be wasted, is captured in the recovery process and is used by recovered energy power plants to generate electricity without burning additional fuel and without emissions.

Company Contact and Sources of Information

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the SEC. You may obtain and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible via the Internet at that website.

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

You may request a copy of our SEC filings, as well as the foregoing corporate documents at no cost to you, by writing to the Company address appearing in this annual report or by calling us at (775) 356-9029.

Our Power Generation Business

We own or control, and operate geothermal projects in the United States, Guatemala, Kenya, Nicaragua, and the Philippines and continue to pursue opportunities to acquire and develop similar projects throughout the world. Most of our projects are located in regions where there is, or is expected to be, demand for additional generating capacity. We increased our net ownership interest in generating capacity by 21 MW between December 31, 2004 and December 31, 2005, of which 13 MW was attributable to the construction of the Burdette (formerly called Galena) geothermal power plant in Nevada and 9 MW was attributable to increased generating capacity of our existing geothermal power plants resulting from improvements to the geothermal well fields of some of our existing projects. We experienced a 1 MW reduction in generating capacity at our Momotombo project as a result of mechanical problems in one of the project’s wells.

In the year ended December 31, 2005, revenues from our electricity segment were $177.4 million, constituting approximately 74.5% of our total revenues in 2005. Revenues from the sale of electricity by our domestic projects were $155.7 million, constituting approximately 87.8% of our total revenues from the sale of electricity, and revenues from the sale of electricity by our foreign projects were $21.7 million, constituting approximately 12.2% of our total revenues from the sale of electricity.

The table below summarizes key information relating to our projects that are currently in operation, under construction and/or subject to enhancement.

Project	Location	Ownership	Commercial Operation Date	Generating Capacity in MW(1)		Power Purchaser	Contract Expiration
Projects in Operation
Domestic
Ormesa	East Mesa, California	100%	1986/1987	47		Southern California Edison Company	2017/2018
Heber Complex	Heber, California	100%	1985/1993	76	(20)	Southern California Edison Company and Southern California Power Public Authority	2015/2023/2031
Steamboat Complex(17)	Steamboat, Nevada	100%	1986/1988/ 1992/2006	47		Sierra Pacific Power Company	2006/2018/ 2022/2026
Mammoth(2)	Mammoth Lakes, California	50%	1984/1990	25		Southern California Edison Company	2014/2020
Puna	Puna, Hawaii	100%	1993	30		Hawaii Electric Light Company	2027
Brady	Churchill County, Nevada	100%	1985/1992	20		Sierra Pacific Power Company	2022
Steamboat Hills	Steamboat, Nevada	100%	1988	6		Sierra Pacific Power Company	2018
Total Domestic Projects in Operation				251

Project	Location	Ownership	Commercial Operation Date	Generating Capacity in MW(1)			Power Purchaser	Contract Expiration
Foreign
Leyte(2)	Philippines	80%	1997		49		PNOC — Energy Development Corporation	2007
Momotombo(2)	Nicaragua	100%	mid 1980’s		27		DISNORTE/DISSUR	2014
Zunil(2)	Guatemala	71.8%	1999		24		Instituto Nacional de Electricidad	2019
Olkaria III	Kenya	100%	2000		13		Kenya Power and Lighting Co. Ltd.	2020
Total Foreign Projects in Operation				113
Total Projects in Operation				364
Projects under Construction and Enhancement
Desert Peak 2	Churchill County, Nevada	100%	2006	15			Nevada Power Company	N/A(6)
Galena 2(19)	Churchill County, Nevada	100%	2006	10			Sierra Pacific Power Company	N/A(6)
OREG 1 (14)	North and South Dakota	100%	2006	22			Basin Electric Power Cooperative	N/A(12)
OrSumas(14)	Washington State	100%	2007	5			Puget Sound Energy	N/A(13)
Heber Complex:
Heber 1	Heber, California	100%	2006		3	(9)	Southern California Edison Company	2015
Gould	Heber, California	100%	2006		6	(10)	Southern California Public Power Authority	2031
Steamboat Hills	Steamboat Hills, Nevada	100%	2006	5			Sierra Pacific Power Company	2018
Mammoth	Mammoth Lakes, California	50%	2006		4		Southern California Edison Company	2014/2020
Ormesa	East Mesa, California	100%	2006	10			N/A	N/A
Imperial Valley(8)	East Mesa, California	100%	2007/2008(5)		10		N/A	N/A(8)
Puna(8)	Puna, Hawaii	100%	2007/2008(5)		8	(11)	N/A	N/A
Amatitlan	Guatemala	100%	2006	20			Instituto Nacional de Electricidad	N/A(7)
Olkaria III Phase II	Kenya	100%	2007/2008(5)		35		Kenya Power and Lighting Co. Ltd.	N/A(15)
Momotombo	Nicaragua	100%	2006		5	(16)	DISNORTE/DISSUR	2014
Total Projects under Construction and Enhancement					158

(1)	References to generating capacity refers to the gross capacity less auxiliary power, in the case of all of our existing domestic projects and the Momotombo and Olkaria III projects (two of our foreign projects), and to the generating capacity that is subject to the ‘‘take or pay’’ power purchase agreements in the case of the Leyte and Zunil projects (another two of our foreign projects). We derive the generating capacity figures from available historical operational data of our operating projects. In the case of projects under construction and enhancement, references to generating capacity refer to the amount of gross capacity less auxiliary power that we expect will be available after completion of such construction or enhancement, based on detailed geothermal reservoir and plant, technical and engineering modeling and testing. This column represents the generating capacity of the project, not our net ownership in such generating capacity.

In any given year, the actual power generation of a particular project may differ from that project’s generating capacity due to operational issues affecting performance during that year. In 2005, the total actual power generation of our projects was 341 MW. Of the difference from the total generating capacity of 364 MW, 6 MW was due to operational factors discussed elsewhere in this annual report, and another 17 MW was due to the coming on line of additional generation capacity from projects under construction or enhancement at the end of 2005 and in the beginning of 2006 as well.

(2)	We own and operate all of our projects, except the Momotombo project in Nicaragua, which we do not own but which we control and operate through a concession arrangement with the Nicaraguan government, and the Mammoth project, the Leyte project and the Zunil project, in which we have a 50%, 80% and 71.8% ownership, respectively. On March 13, 2006, we increased our ownership interest in the Zunil project from 21% to 71.8%. See ‘‘Description of Our Projects’’ below.

(3)	The power purchase agreement for the Olkaria III project will expire in 2020 or, if Phase II of the project is constructed and completed, 20 years from the completion of such Phase II. Phase II of this project involves a proposed construction of additional facilities that we expect would add approximately 35 MW of generating capacity to this project. See ‘‘Description of our Projects’’ below.

(4)	Projected second quarter of 2006.

(5)	Projected.

(6)	The power purchase agreement will expire 20 years from the January 1 immediately following the commercial operation date.

(7)	The power purchase agreement will expire at the later of 20 years from the commencement of commercial operations or 23 years from the commencement of construction works.

(8)	These projects are in their early engineering stage.

(9)	We expect to sell an additional 3 MW of generation from Heber 1 under the existing power purchase agreement with Southern California Edison Company.

(10)	Currently we sell 4 MW from the Gould project under our existing 25-year power purchase agreement with Southern California Power Public Authority and we expect to commence selling the additional 6 MW in the second quarter of 2006.

(11)	We are currently negotiating with a third party for the sale of this additional output.

(12)	The power purchase agreement will expire on September 30, 2031.

(13)	The power purchase agreement will expire 20 years from the January 1 immediately following the commercial operation date.

(14)	These are recovered energy projects.

(15)	We are currently finalizing with a Kenyan utility an amendment to the power purchase agreement for this additional capacity.

(16)	We expect to add 5 MW during 2006 to be sold under the existing power purchase agreement.

(17)	The Steamboat Complex includes the Steamboat 1 and 1A projects, the Steamboat 2 and 3 projects and the new Burdette project, which started to deliver electricity to Sierra Pacific Power Company in the fourth quarter of 2005.

(18)	The Leyte project will be transferred to the power purchasing utility in September 2007 for no consideration. This will reduce our foreign generation capacity by 49 MW.

(19)	Formerly Desert Peak 3.

(20)	Includes 4 MW from the Gould project. In addition, in the beginning of 2006, we added 3 MW to the Heber Complex, which is used to replace power for auxiliary purposes that we purchased from a third party.

All of the revenues that we currently derive from the sale of electricity are pursuant to long-term power purchase agreements. In the United States, the power purchasers under such agreements are investor-owned electric utilities or public power utilities. Approximately 78.4% of our total revenues in 2005 from the sale of electricity by our domestic projects were derived from power purchasers that currently have investment grade credit rating. The purchasers of electricity from our foreign projects are either state-owned entities or recently privatized state-owned entities. We have obtained political risk insurance from the Multilateral Investment Guarantee Agency of the World Bank Group (MIGA) or from Zurich Re, a private sector political risk insurer, for all of our foreign projects (other than the Leyte project) in order to cover a portion of any loss that we may suffer upon the occurrence of certain political events covered by such insurance.

Development, Construction and Acquisition. We have experienced significant growth in recent years, principally through the acquisition of geothermal power plants from third parties and the expansion and enhancement of our existing projects, including the following: (i) in November 2005, we completed the construction of the Burdette project, which added 13 MW to the Steamboat complex; (ii) in November 2005, we completed the enhancement program at the Puna project, which added 5 MW to our generating capacity; and (iii) in the beginning of 2006, we added 4 MW of generating capacity to the Heber Complex from the Gould project, and began delivering power under our new power purchase agreement with Southern California Power Public Authority, which we refer to as SCPPA. In addition, we added 3 MW to the Heber complex, which replaced power that was purchased from a third party. We currently expect to continue growing our power generation business through:

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

We are currently in varying stages of development of new projects and construction and enhancement of new and existing projects. Based on our current development and construction schedule, which is subject to change at any time and which we may not achieve, we expect to add approximately 98 MW in generating capacity from geothermal and recovered energy power plants in the United States by the end of 2007 or the beginning of 2008. We also expect to add approximately 20 MW in Guatemala in the second half of 2006, approximately 5 MW in Nicaragua during 2006 in the Momotombo project, and approximately 35 MW in Kenya at the end of 2007 or the beginning of 2008, subject to reaching a definitive agreement and obtaining regulatory approval. We have recently held discussions with the Kenyan government and Kenya Power and Lighting Co. Ltd. regarding, among other things, the construction of Phase II of the Olkaria III project in Kenya, as discussed under ‘‘Business — Projects under Construction’’. In addition, we have obtained exclusive rights to develop the geothermal resources of a project in China, which, if implemented, is expected to produce approximately 42 MW in generating capacity. In September 2007, the Leyte project will be transferred to PNOC — Energy Development Corporation for no consideration. We do not anticipate any material financial loss as a result of such transfer, although going forward this will reduce our foreign generation capacity by 49 MW.

Our Products Business

We design, manufacture and sell products for electricity generation and provide the related services described below. Generally, we manufacture products only against customer orders and do not manufacture products for our own inventory.

Power Units for Geothermal Power Plants. We design, manufacture and sell power units for geothermal electricity generation, which we refer to as Ormat Energy Converters or OECs. Our customers include contractors and geothermal plant owners and operators. We recently sold one of our OEC units with a gross output of approximately 7 MW to the Aydin Salavatli power plant in Turkey.

Power Units for Recovered Energy-Based Power Generation. We design, manufacture and sell power units used to generate electricity from recovered energy or so-called ‘‘waste heat’’ that is generated as a residual by-product of gas turbine-driven compressor stations and a variety of industrial processes, such as cement manufacturing, and is not otherwise used for any purpose. Our existing and target customers include interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators, and other companies engaged in other energy-intensive industrial processes. We have installed one of our recovered energy-based generation units at Enterprise Product’s Neptune gas processing plant in Louisiana. We recently signed a supply contract with UltraTech Cement Ltd. in Mumbai, India for the supply of one OEC for a new Recovered Energy Generation (REG) power plant.

Remote Power Units and other Generators. We design, manufacture and sell fossil fuel powered turbo-generators with a capacity ranging between 200 watts and 5,000 watts, which operate unattended in extreme climate conditions, whether hot or cold. Our customers include contractors installing gas pipelines in remote areas. In addition, we design, manufacture and sell generators for various other uses, including heavy duty direct current generators. We have begun to supply remote power units to be installed on the Sakhalin pipeline in Russia.

Engineering, Procurement and Construction (EPC) of Power Plants. We engineer, procure and construct, as an EPC contractor, geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as the same customers described above that we target for the sale of our power units for recovered energy-based power generation. Unlike many other companies that provide EPC services, we have an advantage in that we are using our own manufactured equipment and thus have better control over the timing and delivery of required equipment and its costs. Recent examples of our construction activities include the design and construction of the Mokai and Wairakei geothermal power plants, which we recently completed in New Zealand. Additional plants are currently under construction, including the San Miguel geothermal plant in the Azores and the Alliance REG plant in Canada.

Operation and Maintenance of Power Plants. We provide operation and maintenance services for geothermal power plants.

In the year ended December 31, 2005, our revenues from our products business were $60.6 million, constituting approximately 25.5% of our total revenues.

History

We were formed by Ormat Industries Ltd. (also referred to in this annual report as the ‘‘Parent’’, ‘‘Ormat Industries’’, ‘‘the parent company’’ or ‘‘our parent’’) in 1994 in the state of Delaware for the purpose of investing and holding ownership interests in power projects, as well as constructing and operating power plants owned by us and by third parties. Ormat Industries, which is based in Israel, is an international power systems company whose predecessor, Ormat Turbines Ltd., was founded in 1965 by Lucien and Dita Bronicki for the principal purpose of developing equipment for the production of a clean, renewable and generally sustainable form of energy. Ormat Industries sold to us its business relating to the manufacturing and sale of energy-related equipment and services. Following this sale, we now hold all of Ormat Industries’ power generation products business, and had, as of December 31, 2005, 733 employees. Ormat Industries owns 77.2% of our outstanding common stock.

Industry Background

Geothermal Energy

All of our projects in operation produce electricity from geothermal energy. Geothermal energy is a clean, renewable and generally sustainable energy source that, because it does not utilize combustion in the production of electricity, releases significantly lower levels of emissions, principally steam, than those that result from energy generation based on the burning of fossil fuels. Geothermal energy is derived from the natural heat of the earth when water comes sufficiently close to hot molten rock to heat the water to temperatures of 300 degrees Fahrenheit or more. The heated water then ascends toward the surface of the earth where, if geological conditions are suitable for its commercial extraction, it can be extracted by drilling geothermal wells. The energy necessary to operate a geothermal power plant is typically obtained from several such wells which are drilled using established technology that is in some respects similar to that employed in the oil and gas industry. Geothermal production wells are normally located within approximately one to two miles of the power plant as geothermal fluids cannot be transported economically over longer distances due to heat and pressure loss. The geothermal reservoir is a renewable source of energy if natural ground water sources and reinjection of extracted geothermal fluids are adequate over the long-term to replenish the geothermal reservoir following the withdrawal of geothermal fluids and if the well field is properly operated. Geothermal energy projects typically have higher capital costs (primarily as a result of the costs attributable to well field development) but tend to have significantly lower variable operating costs, principally consisting of maintenance expenditures, than fossil fuel-fired power plants that require ongoing fuel expenses.

Geothermal Power Plant Technologies

Geothermal power plants generally employ either binary systems or conventional flash systems. In our projects, we also employ our proprietary technology of combined geothermal cycle systems. See ‘‘Our Technology’’.

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

Flash Design System

In a plant using flash design, geothermal fluid is extracted from the underground reservoir and flows from the wellhead through a gathering system of insulated steel pipelines to flash tanks and/or separators. There, the steam is separated from the brine and is sent to a demister in the plant, where any remaining water droplets are removed. This produces a stream of dry saturated steam, which drives a turbine generator to produce electricity. In some cases, the brine at the outlet of the separator is flashed a second time (dual flash), providing additional steam at lower pressure used in the low pressure section of the steam turbine to produce additional electricity. Steam exhausted from the steam turbine is condensed in a surface or direct contact condenser cooled by cold water from a cooling tower. The non-condensable gases (such as carbon dioxide) are removed through the removal system in order to optimize the performance of the steam turbines. The condensate is used to provide make-up water for the cooling tower. The hot brine remaining after separation of steam is injected back into the geothermal resource through a series of injection wells. The flash technology is depicted in the graphic below.

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

A 2005 forecast of the U.S. Department of Energy projects the addition of geothermal installations with generating capacity totaling 4,620 MW by 2025, based on the assumption that natural gas prices will remain relatively stable. This forecast is based on existing, known geothermal resources and does not take into account any positive effects on generating capacity resulting from new technology, such as enhanced utilization of existing geothermal bases and engineered geothermal systems (according to the Energy Information Administration, Annual Energy Outlook 2005).

An additional factor fueling recent growth in the renewable energy industry is global concern about the environment. Power plants that use fossil fuels generate higher levels of air pollution and their emissions have been linked to acid rain and global warming. In response to an increasing demand for ‘‘green’’ energy, many countries have adopted legislation requiring, and providing incentives for, electric utilities to sell electricity generated from renewable energy sources. In the United States, Arizona, California, Colorado, Connecticut, Delaware, Hawaii, Illinois, Iowa, Maine, Maryland, Massachusetts, Minnesota, Montana, Nevada, New Jersey, New Mexico, New York, Pennsylvania, Rhode Island, Texas, Vermont, Wisconsin and the District of Colombia have all adopted renewable portfolio standards, renewable portfolio goals, or other similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. Fourteen of these twenty two states (including California, Nevada and Hawaii, where we have been the most active in our geothermal energy development and in which all of our U.S. projects are located) define geothermal resources as ‘‘renewables’’. A bill establishing renewable portfolio standards is currently before the Kansas legislation.

We believe that these legislative measures and initiatives present a significant market opportunity for us. For example, California generally requires that each investor-owned electric utility company operating within the state increase the amount of renewable generation in its resource mix by 1% per year so that 20% of its retail sales are procured from eligible renewable energy sources by 2017. As a matter of policy, the State Energy Action Plan adopted by the California Energy Commission and the California Public Utilities Commission has accelerated the deadline to 2010. Presently, approximately 11% of the electricity generated in California is derived from renewable resources (not counting hydroelectricity as renewable power). Nevada’s renewable portfolio standard requires each Nevada electric utility to obtain 6% of its annual energy requirements from renewable energy sources in 2005, which requirement thereafter increases by 3% every two years until 2015, when 20% of such annual energy requirements must be provided from renewable energy sources or energy efficiency projects. At least three-quarters of the annual total requirements must come only from renewable energy projects. Hawaii’s renewable portfolio standard requires each Hawaiian electric utility to obtain 8% of its net electricity sales from renewable energy sources by December 31, 2005, 10% by December 31, 2010 and 20% by December 31, 2020.

In addition, in some states an entity generating electricity from renewable resources, such as geothermal energy, is awarded Renewable Energy Credits (which we refer to as RECs) that can be sold for cash. RECs have been sold for a wide range of prices during the past year, but because the markets for these RECs still remain limited, the prices have been volatile, and vary greatly from state to state. On October 14, 2004, we entered into agreements with Sierra Pacific Power Company, a utility company in the state of Nevada, to sell RECs resulting from electricity we generate for station use at our Desert Peak, Brady, Steamboat Hills and Steamboat 2/3 projects. The price for such RECs under such agreements is $0.005 per kWh, subject to a reduction to $0.0045 per kWh if we generate less than 80% or more than 120% of a baseline amount. On February 23, 2005 these agreements were approved by the Public Utility Commission (PUC).

The federal government also encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim approximately 10% of the cost of each new geothermal power plant in the United States as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a ‘production tax credit’’ of 1.9 cents per kWh. The production tax credit may be claimed on the electricity output of new geothermal power plants put into service during a ‘‘window period’’ that runs from October 23, 2004 through December 31, 2007. Credit may be claimed for five years on the output from any new geothermal power plants put into service during the first part of the window period from October 23, 2004 to August 8, 2005. Plants put into service during the remainder of the ‘‘window period’’ qualify for 10 years of tax credits. The owner of the project must choose between the production tax credit and the 10% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward.Whether we claim the production tax credit or the investment credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost can be deducted in the first few years than during the remainder of the depreciation period. If we claim the investment credit, our ‘‘tax base’’ in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim production tax credit, there is no reduction in the tax basis for depreciation.

Collectively, these tax benefits (to the extent fully utilized) have a present value equivalent to approximately 30% to 40% of the capital cost of a new project.

The Kyoto Protocol entered into force on February 16, 2005, making the emission targets undertaken for the 2008 to 2012 period by more than 30 developed countries, including the EU members, Russia, Japan, Canada, New Zealand, Norway and Switzerland, legally binding. We expect that the effect of the Kyoto treaty will be to encourage renewable energy installation outside of the United States, as the United States has not ratified the Kyoto treaty.

Outside of the United States, the majority of power generating capacity has historically been owned and controlled by governments. During the past decade, however, many foreign governments have privatized their power generation industries through sales to third parties and have encouraged new capacity development and/or refurbishment of existing assets by independent power developers. These foreign governments have taken a variety of approaches to encourage the development of competitive power markets, including awarding long-term contracts for energy and capacity to independent power generators and creating competitive wholesale markets for selling and trading energy, capacity and related products. Some countries have also adopted active governmental programs designed to encourage clean renewable energy power generation. For example, China, where we are currently developing a project, has recently enacted a Renewable Energy Law (effective January 1, 2006) defining fiscal incentives, priority dispatching, preferential pricing and other supporting mechanisms, and has announced long-term targets for renewable energy capacity growth, including mandatory renewable portfolio standards for large generation utilities. Several Latin American countries have rural electrification programs and renewable energy programs. For example, Nicaragua, where we operate the Momotombo project, is currently developing a national rural electrification plan with the support of the World Bank. One of the plan’s primary goals is the reduction of market barriers to renewable energy technologies useful for remote areas not connected to the main electricity grid. Nicaragua also has a national master plan for geothermal energy, which is intended to promote the geothermal exploration and development in the country. Guatemala, another country in which we have ongoing operations (the Zunil project) and construction activities (the Amatitlan project), approved in November 2003 a law which creates incentives for power generation from renewable energy sources by, among other things, providing economic and fiscal incentives such as exemptions from taxes on the importation of relevant equipment and various tax exemptions for companies implementing renewable energy projects. We believe that these developments and governmental plans will create opportunities for us to acquire and develop geothermal power generation facilities internationally as well as create additional opportunities for us to sell our remote power units and other products.

In addition to our geothermal power generation activities, we have also identified recovered energy power generation as a significant market opportunity for us in the United States and internationally. We are initially targeting the North American market, where we expect that recovered energy-based power generation will be derived principally from compressor stations along interstate pipelines, from midstream gas processing facilities, and from processing industries in general. Several states, as well as the federal government, have recognized the environmental benefits of recovered energy-based power generation. For example, Nevada, New Mexico and Hawaii allow electric utilities to include recovered energy-based power generation in calculating their compliance with the state’s renewable portfolio standards. In addition, North Dakota, South Dakota and the Department of

Agriculture (through the Rural Utilities Service) have approved recovered energy-based power generation units as renewable energy resources, which qualifies recovered energy-based power generators (whether in those two states or elsewhere in the United States) for federally funded, low interest loans. We believe that the European market has similar potential and we expect to leverage our early success in North America in order to expand into Europe and other markets worldwide. In North America alone, we estimate the potential total market for recovered energy-based generation to be approximately 1,000 MW.

Competitive Strengths

Competitive Assets. Our assets are competitive for the following reasons:

•	Contracted Generation. All of the electricity generated by our geothermal power plants is currently sold pursuant to long-term power purchase agreements, providing generally predictable cash flows.

•	Baseload Generation. All of our geothermal power plants supply a part of the baseload capacity of the electric system in their respective markets, meaning that they operate to serve all or a part of the minimum power requirements of the electric system in such market on an around-the-clock basis. Because our projects supply a part of the baseload needs of the respective electric system and are only marginally weather dependent, we have a competitive advantage over other renewable energy sources, such as wind power, solar power or hydro-electric power (to the extent dependent on precipitation), which compete with us to meet electric utilities’ renewable portfolio requirements but which cannot serve baseload capacity because of the weather dependence and thus intermittent nature of these other renewable energy sources.

•	Competitive Pricing. Geothermal power plants, while site specific, are economically feasible to develop, construct, own and operate in many locations, and the electricity they generate is generally price competitive as compared to electricity generated from fossil fuels or other renewable sources under existing economic conditions and existing tax and regulatory regimes.

Growing Legislative Demand for Environmentally-Friendly Renewable Resource Assets. All of our currently operating projects produce electricity from geothermal energy sources. Geothermal energy is a clean, renewable and generally sustainable energy source. Unlike electricity produced by burning fossil fuels, electricity produced from geothermal energy sources is produced without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide. Such clean and sustainable characteristics of geothermal energy give us a competitive advantage over fossil fuel-based electricity generation as countries increasingly seek to balance environmental concerns with demands for reliable sources of electricity.

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

Business Strategy

Our strategy is to continue building a geographically balanced portfolio of geothermal and recovered energy assets, and to continue to be a leading manufacturer and provider of products and services related to renewable energy. We intend to implement this strategy through:

•	Development and Construction of New Projects — continuously seeking out commercially exploitable geothermal resources, developing and constructing new geothermal and recovered energy-based power projects and entering into long-term power purchase agreements providing stable cash flows in jurisdictions where the regulatory, tax and business environments encourage or provide incentives for such development and which meet our investment criteria;

•	Developing Recovered Energy Projects — establishing a first-to-market leadership position in recovered energy projects in North America and building on that experience to expand into other markets worldwide;

•	Acquisition of New Assets — acquiring from third parties additional geothermal and other renewable assets that meet our investment criteria;

•	Increasing Output from Our Existing Projects — increasing output from our existing geothermal power projects by adding additional generating capacity, upgrading plant technology, and improving geothermal reservoir operations, including improving methods of heat source supply and delivery; and

•	Technological Expertise — investing in research and development of renewable energy technologies and leveraging our technological expertise to continuously improve power plant components, reduce operations and maintenance costs, develop competitive and environmentally friendly products for electricity generation and target new service opportunities.

Operations of our Power Generation Segment

How We Own Our Power Plants. We customarily establish a separate subsidiary to own interests in each power plant. Our purpose in establishing a separate subsidiary for each plant is to ensure that the plant, and the revenues generated by it, will be the only source for repaying indebtedness, if any, incurred to finance the construction or the acquisition (or to refinance the acquisition) of the relevant plant. If we do not own all of the interest in a power plant, we enter into a shareholders agreement or a partnership agreement that governs the management of the specific subsidiary and our relationship with our partner in connection with our project. Our ability to transfer or sell our interest in certain projects may be restricted by certain purchase options or rights of first refusal in favor of our project partners or the project’s power purchasers and/or certain change of control and assignment restrictions in the underlying project and financing documents. All of our domestic projects, with the exception of the Puna project, which is an Exempt Wholesale Generator (EWG), are Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (PURPA) and are eligible for regulatory exemptions from most provisions of the Federal Power Act (FPA) and certain state laws and regulations.

How We Obtain Development Sites and Geothermal Resources. For domestic projects, we either lease or own the sites on which our power plants are located. In our foreign projects, our lease rights for the plant site are generally contained in the terms of a concession agreement or other contract with the host government or an agency thereof. In certain cases, we also enter into one or more geothermal resource leases (or subleases) or a concession or other agreement granting us the exclusive right to extract geothermal resources from specified areas of land, with the owners (or sublessors) of such land. A geothermal resource lease (or sublease) or a concession or other agreement will usually give us the right to explore, develop, operate and maintain the geothermal field including, among other things, the right to drill wells (and if there are existing wells in the area, to alter them) and build pipelines for transmitting geothermal fluid. In certain cases, the holder of rights in the geothermal resource is a governmental entity and in other cases a private entity. Usually, the terms of the lease (or sublease) and concession agreement correspond to the terms of the relevant power purchase agreement. In certain other cases, we own the land where the geothermal resource is located, in which case there are no restrictions on its utilization.

How We Sell Electricity. In the United States, the purchasers of power from our projects are typically investor-owned electric utility companies. Outside of the United States, the purchaser is typically a state-owned utility or distribution company or a recently privatized state-owned entity and we typically operate our facilities pursuant to rights granted to us by a governmental agency pursuant to a concession agreement. In each case, we enter into long-term contracts (typically called power purchase agreements) for the sale of electricity or the conversion of geothermal resources into electricity. A project’s revenues under a power purchase agreement usually consist of two payments: energy payments and capacity payments (although our recent power purchase agreements provide for energy payments only). Energy payments are normally based on a project’s electrical output actually delivered to the purchaser measured in kilowatt hours, with payment rates either fixed or indexed to the power purchaser’s ‘‘avoided’’ costs (i.e., the costs the power purchaser would have incurred itself had it produced the power it is purchasing from third parties, such as us). Capacity payments are normally calculated based on the generating capacity or the declared capacity of a project available for delivery to the purchaser, regardless of the amount of electrical output actually produced or delivered. In addition, most of our domestic projects located in California are eligible for capacity bonus payments under the respective power purchase agreements upon reaching certain levels of generation.

How We Operate and Maintain Our Power Plants. We usually employ one of our subsidiaries, Ormat Nevada Inc., to act as operator of our power plants pursuant to the terms of an operation and maintenance agreement. Our operations and maintenance practices are designed to minimize operating costs without compromising safety or environmental standards while maximizing plant flexibility and maintaining high reliability. Our approach to plant management emphasizes the operational autonomy of our individual plant managers and staff to identify and resolve operations and maintenance issues at their respective projects; however, each project draws upon our available collective resources and experience and that of our subsidiaries. We have organized our operations such that inventories, maintenance, backup and other operational functions are pooled within each project complex and provided by one operation and maintenance provider. This approach enables us to realize cost savings and enhances our ability to meet our project availability goals.

We currently operate and maintain approximately 364 MW of generating capacity (See Note 1 page 7 for an explanation of how we determine the generating capacity of our projects). Since our recent acquisitions in California, Hawaii and Nevada, as a result of our vertical integration, our proprietary technology and our operational and maintenance expertise, we have been successful in increasing the capacity, efficiency and performance of most of our acquired facilities and have been able to use the staff required to operate these facilities more efficiently. For example, we have been able to increase the output of the Puna project by approximately 5 MW since the date of its acquisition in June 2004. We have also increased the capacity of the Heber Complex by 7 MW (3 MW were used for auxiliary power) and plan to increase it by an additional 9 MW by the end of the second quarter of 2006.

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

How We Finance Our Power Plants. Historically, we have funded our projects with a combination of non-recourse or limited recourse debt, lease financing, parent company loans and internally generated cash. Such leveraged financing permits the development of projects with a limited amount of equity contributions, but also increases the risk that a reduction in revenues could adversely affect a particular project’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by plant subsidiaries to us are contingent on compliance with financial and other covenants contained in the financing documents.

Non-recourse debt or lease financing refers to debt or lease arrangements involving debt repayments or lease payments that are made solely from the project’s revenues (rather than our revenues or revenues of any other project) and generally are secured by the project’s physical assets, major contracts and agreements, cash accounts and, in many cases, our ownership interest in that project affiliate. These forms of financing are referred to as ‘‘project financing.’’ Project financing transactions generally are structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds then are payable in a specified order of priority set forth in the financing documents to ensure that, to the extent available, they are used first to pay operating expenses, senior debt service (including lease payments) and taxes and to fund reserve accounts. Thereafter, subject to satisfying debt service coverage ratios and certain other conditions, available funds may be disbursed for management fees or dividends or, where there are subordinated lenders, to the payment of subordinated debt service.

In the event of a foreclosure after a default, our project affiliate owning the project would only retain an interest in the assets, if any, remaining after all debts and obligations were paid in full. In addition, incurrence of debt by a project may reduce the liquidity of our equity interest in that project because the interest is typically subject both to a pledge in favor of the project’s lenders securing the project’s debt and to transfer and change of control restrictions set forth in the relevant financing agreements.

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

How We Mitigate International Political Risk. We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries. The policies are issued by entities which specialize in such policies, such as MIGA, and from private sector providers, such as Zurich Re, AIG and other such companies. To date, our political risk insurance contracts are with MIGA and Zurich Re. Such insurance policies cover, in general and subject to the limitations and restrictions contained therein, 80% to 90% of our revenue loss derived from a specified governmental act such as confiscation, expropriation, riots, the inability to convert local currency into hard currency and, in certain cases, the breach of agreements. We have obtained such insurance for all of our foreign projects in operation except for the Leyte project.

Recent Developments

•	On March 13, 2006, one of our wholly-owned subsidiaries acquired an additional 50.8% (49.28% on a fully diluted basis assuming the exercise of an option by a third party)

partnership interest in Orzunil I de Electricidad, Limitada (Orzunil), which owns the Zunil project in Guatemala. Our subsidiary increased its existing 21.0% ownership interest in the Zunil Project to 71.8% (69.67% on a fully diluted basis assuming the exercise of an option by a third party). The purchase price was $14.8 million.

•	On February 13, 2006, one of our wholly owned subsidiaries entered into a $7.7 million agreement with Tauropaki Power Company of New Zealand for the sale of one air-cooled OEC unit. This OEC unit will be used to expand the generating capacity of the existing Mokai geothermal power plant located near Lake Taupo in New Zealand, and is expected to be supplied within 12 months from the contract date.

•	On January 25, 2006, one of our wholly owned subsidiaries, OrSumas LLC, entered into a 20-year power purchase agreement with Puget Sound Energy for the supply of power from a REG facility, which will be located adjacent to the Sumas Compressor Station of Northwest Pipeline Inc. in Sumas, Washington State. The facility is expected to begin commercial operations in the fourth quarter of 2007 or the first quarter of 2008 and is expected to have a generating capacity of 5 MW.

•	On January 17, 2006, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on January 31, 2006. The shelf registration statement provides us with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of our company, from time to time for a period of three years, in one or more offerings up to a total dollar amount of $1 billion. Pursuant to the shelf registration statement, we may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

•	On January 13, 2006, one of our subsidiaries entered into a supply agreement in the amount of $2.4 million with ICQ Energetica s.r.l. (ICQ) in Italy for the supply of OEC systems for REG Plants.

•	On December 8, 2005, we entered into new definitive 25-year power purchase agreements with Southern California Public Power Authority for the Heber complex and we began to make deliveries pursuant to this power purchase agreement in the first quarter of 2006.

•	On December 8, 2005, our wholly owned subsidiary, OrCal Geothermal Inc. (OrCal), which owns the Heber 1, Heber 2, and Gould projects, completed the issuance of $165.0 million 6.21% Senior Secured Notes pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933.

•	On November 14, 2005, we completed the construction of the Burdette project, which is the first geothermal power plant constructed in Nevada following the passage of the Nevada Renewable Portfolio Standards (RPS) legislation. We reached commercial operation on February 28, 2006.

•	On September 8, 2005, one of our subsidiaries entered into a $4.4 million supply contract with UltraTech Cement Ltd. in Mumbai, India for the supply of one OEC for a new REG power plant. The equipment is to be supplied within 14 months from the contract date.

•	On June 30, 2005, our wholly-owned subsidiary, Puna Geothermal Ventures (PGV) completed the re-drilling of an existing production well, and in November 2005 completed the drilling of an additional injection well at the Puna project. These wells increased net generating capacity of the power plant by approximately 5 MW, bringing the total net generating capacity to approximately 30 MW.

•	On June 20, 2005, our 25-year power purchase agreement with Basin Electric Power Cooperative became effective, pursuant to which we will supply approximately 22 MW from REG power plants. The power plants are to be constructed between 15 and 18 months from the effectiveness of the power purchase agreement. The power plants will be constructed on gas compressor stations along the Northern Border natural gas pipeline in North and South Dakota.

•	On June 1, 2005, two of our subsidiaries entered into supply and construction contracts with Alliance Pipeline Limited Partnership in Western Canada for an Ormat REG power plant in the amount of approximately $9.1 million. The power plant will have design capacity of 5 MW net and will utilize recovered waste heat from gas turbines driving compressors on the natural gas pipeline.

•	On May 19, 2005, PGV completed a refinancing of the cost of the June 2004 acquisition of the Puna geothermal power plant located on the Big Island of Hawaii. A secondary stage of the lease transaction, which is refinancing two new geothermal wells that PGV drilled in the second half of 2005, was completed on December 30, 2005.

•	On April 2005, we waived the receipt of a letter from the Kenyan government that would have supported the payment obligations of Kenya Power and Lighting Co. Ltd. (KPLC) as a necessary prerequisite for proceeding with Phase II of the Olkaria III project in Kenya and therefore did not provide a notice of cancellation of Phase II to KPLC. We have recently held discussions with the Kenyan goverment and KPLC regarding, among other things, the construction of Phase II. Upon implementation, we expect Phase II to add 35 MW in generating capacity to the current Olkaria III project. Under existing documentation for the Olkaria III project, our subsidiary was required to construct Phase II and to reach commercial operations by May 31, 2007, which we refer to as, the completion date, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. We have reached an agreement with KPLC, subject to execution of a definitive agreement and regulatory approval, to amend the power purchase agreement, pursuant to which the tariff under the Phase II contract will be reduced, KPLC will be required to provide a letter of credit to secure their payment obligations, the completion date will be extended to December 2007 if the definitive agreements are entered into and the letter of credit is opened until April 1, 2006.

•	On February 14, 2005, two of our subsidiaries entered into a contract in the total amount of Euro 19.2 million for the supply of equipment and construction of a geothermal power plant on Sao Miguel Island in the Azores.

Description of Our Projects

In the year ended December 31, 2005, revenues from the sale of electricity by our domestic geothermal projects were $155.7 million, constituting 87.8 % of our total revenues from the sale of electricity, and revenues from the sale of electricity by our foreign geothermal projects were $21.7 million, constituting 12.2 % of our total revenues from the sale of electricity. During 2006 we expect to begin selling electricity from our recovered energy projects that are currently under construction, as described below.

The financing of certain of our projects and the terms of our power purchase agreements and certain other agreements related to our operations are further described in the ‘‘Description of Certain Material Agreements’’ section.

Domestic Projects

Our projects in operation in the United States have a generating capacity of approximately 251 MW. All of our current domestic projects are located in California, Nevada and Hawaii. We also have projects under construction or enhancement in California, North and South Dakota, Nevada, Hawaii and soon in the State of Washington.

The Ormesa Project

The Ormesa project is located in East Mesa, Imperial County, California. The Ormesa project consists of six plants, OG I, OG IE, OG IH (collectively, the OG I plants), OG II, GEM 2 and GEM 3. The various OG I plants commenced commercial operations between 1987 and 1989, and the OG II plant commenced commercial operations in 1988. The GEM 2 and GEM 3 plants commenced commercial operations in April 1989. The OG plants utilize a binary system, and the GEM plants utilize a flash system. The OG I plants have a generating capacity of 29 MW, the OG II plant has a generating capacity of 15 MW; and the GEM 2 and GEM 3 plants have a combined generating capacity of 3 MW. Part of the electricity generated by the GEM 2 and GEM 3 plants is sold under an interim agreement (as discussed below) and part of it is used to provide auxiliary power for well field operations at the Ormesa project. The Ormesa project sells its electrical output to Southern California Edison Company, which we refer to as Southern California Edison, under two separate power purchase agreements. In certain circumstances, Southern California Edison or its designee has a right of first refusal to acquire the OG I and OG II plants. The Ormesa project was acquired by us in April 2002, was initially refinanced with project finance debt from United Capital and was refinanced again with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by all of the assets of the Ormesa project (and any and all proceeds arising therefrom) and our project subsidiary, Ormesa LLC, the direct owner of the Ormesa project, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for a further description of the collateralization of the OFC Senior Secured Notes.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. Southern California Edison contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to Southern California Edison’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an Interim Agreement, whereby Southern California Edison will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition, a long-term power purchase agreement is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long term power purchase agreement are still under way and there is no guarantee that it will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on us.

Since the second quarter of 2005, we have experienced a relatively high rate of well and pump failure at the Ormesa project resulting in a lower availability of the Ormesa well field, causing increased operating costs in and reduced revenues from this project. We are currently implementing an optimization plan for the Ormesa well field, which includes the drilling of four new wells and the conversion of some of the existing production wells into injection wells. We are in a process of drilling the additional wells and we expect to complete the modification of the well field by June 2006. We believe these actions will restore the availability of the well field, reduce our operating costs for this project and will increase the generating capacity. As part of the construction described in the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section in this annual report, we plan to increase the generating capacity of the Ormesa project by 10 MW.

The Heber Complex

The Heber 1 Project. The Heber 1 project is located in Heber, Imperial County, California. The Heber 1 project includes one power plant, which commenced commercial operations in 1985, and a geothermal resource field. The plant utilizes a dual flash system and has a generating capacity of approximately 38 MW. The Heber 1 project sells its electrical output to Southern California Edison under a long-term power purchase agreement. In certain circumstances, Southern California Edison and its affiliated entities have a right of first refusal to acquire the power plant. Upon satisfaction of certain conditions specified in the power purchase agreement and subject to receipt of requisite approvals and negotiations between the parties, our project subsidiary will have the right to demand that Southern California Edison purchase the power plant. The acquisition of the Heber 1 project in December 2003 was financed with equity and non-recourse debt from Beal Bank, and was refinanced with the proceeds from the issuance by OrCal of its Senior Secured Notes on December 8, 2005.

The Heber 2 Project. The Heber 2 project is also located in Heber, Imperial County, California. The Heber 2 project includes one power plant which commenced commercial operations in 1993. The plant utilizes a binary system and has a generating capacity of approximately 34 MW. The Heber 2 project sells its electrical output to Southern California Edison under a long-term power purchase agreement. The acquisition of the Heber 2 project in December 2003 was financed with equity and non-recourse debt from Beal Bank, and was refinanced with the proceeds from the issuance by OrCal of its Senior Secured Notes on December 8, 2005.

The Gould Project. The Gould project is also located in Heber, Imperial County, California. The Gould project consists of a bottoming-cycle OEC at Heber 1 and additional Ormat Integrated Two Level Units (ITLU) at Heber 2. The project is expected to produce 10 MW to be sold under a new long-term power purchase agreement with Southern California Power Public Authority, which was signed on December 18, 2005. The project sells the electricity to SCPPA for a fixed price of $57.50/MWh, which will escalate annually at a rate of 1.5%. In addition, if and when available, 30% of the production tax credits generated from the applicable project will be shared with Southern California Power Public Authority . Currently we deliver 4 MW under this power purchase agreement and we expect to begin delivering the additional 6 MW in the second quarter of 2006.

The Steamboat Complex

The Steamboat complex consists of the Steamboat 1/1A project, the Steamboat 2/3 project and the Burdette project, which was formerly known as Galena.

The Steamboat 1/1A Project. The Steamboat 1/1A project is located in Steamboat Hills, Washoe County, Nevada. The Steamboat 1/1A project includes two power plants which commenced commercial operations in 1986 and 1988, respectively. The Steamboat 1/1A project utilizes a binary system and currently has a generating capacity of 5 MW, which will be reduced to 2 MW during 2006 due to a re-allocation of a portion of the geothermal resource to the Burdette Project, but we do not anticipate any material financial loss as a result of such reduction. The Steamboat 1/1A project sells its electrical output to Sierra Pacific Power Company under two separate power purchase agreements. The Steamboat 1/1A project was acquired in June 2003 using internally generated cash, and was refinanced with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by all of the assets of the Steamboat 1/1A project (and any and all proceeds arising therefrom) and our project subsidiary, Steamboat Geothermal LLC, the direct owner of the Steamboat 1/1A project, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for further description of collateralization of the OFC Senior Secured Notes.

The Steamboat 1 power purchase agreement expires by the end of 2006 and the plant will be retired during 2006.

The Steamboat 2/3 Project. The Steamboat 2/3 project is also located in Steamboat Hills, Washoe County, Nevada. The Steamboat 2/3 project consists of two power plants which commenced commercial operations in 1992. The Steamboat 2/3 project utilizes a binary system and has a generating capacity of 24 MW, which was reduced from 29 MW due to a re-allocation of a portion of the geothermal resource to the Burdette Project. The Steamboat 2/3 project sells its electrical output to Sierra Pacific Power Company under two separate power purchase agreements. The Steamboat 2/3 project was acquired in February 2004 using internally generated cash and proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by all of the assets of the Steamboat 2/3 project (and any and all proceeds arising therefrom) and our project subsidiary, Steamboat Development Corp., the direct owner of the

Steamboat 2/3 project, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for further description of collateralization of the OFC Senior Secured Notes.

The Burdette Project. The Burdette Project is located in Steamboat, Washoe County. The Burdette plant has a generating capacity of 21 MW, thereby adding an incremental 13 MW to the Steamboat complex. We completed the construction of this project in November 2005 and we reached commercial operation on February 28, 2006. The project sells and transfers its electrical output and transfers its renewable energy credits to Sierra Pacific Power Company under a power purchase agreement that has a 20-year term ending on December 31, 2026.

The Steamboat Hills Project

The Steamboat Hills project is also located in Steamboat Hills, Washoe County, Nevada. The Steamboat Hills project is comprised of one plant and commenced commercial operations in 1988. The Steamboat Hills project utilizes a single flash system and water cooled condenser and has a generating capacity of 6 MW, although the capacity under the power purchase agreement is 12.5 MW. The Steamboat Hills project sells its electrical output to Sierra Pacific Power Company pursuant to a power purchase agreement. The project, under the predecessor owner, experienced difficulties operating at full capacity, among other reasons because of a well blow-out. We intend to increase the generating capacity of the Steamboat Hills project by additional construction to take full advantage of the power purchase agreement. The Steamboat Hills project was acquired in May 2004 using internally generated cash.

The Mammoth Project

The Mammoth project is located in Mammoth Lakes, California. The Mammoth project is comprised of three plants, G-1, G-2 and G-3. The G-1 plant commenced commercial operations in 1985 and the G-2 and G-3 plants commenced commercial operations in 1990. The Mammoth project utilizes a binary system and has a generating capacity of 25 MW. Our project subsidiary, OrMammoth, Inc., owns a 50% partnership interest in Mammoth-Pacific, L.P., which owns 100% of the Mammoth project. The other 50% partnership interest is owned by an unrelated third party. The Mammoth project sells its electrical output to Southern California Edison under three separate power purchase agreements. Under the G-1 power purchase agreement, in certain circumstances, Southern California Edison or its affiliates has a right of first refusal to acquire the plant. Our 50% ownership interest in the Mammoth project was acquired in December 2003 using internally generated cash and project finance debt from Beal Bank, and was refinanced with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by a pledge of our 50% ownership interest in Mammoth-Pacific, L.P. and our project subsidiary, OrMammoth Inc. has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for further description of collateralization of the OFC Senior Secured Notes.

The Brady Project

The Brady project is located in Churchill County, Nevada and includes the Brady plant and the Desert Peak 1 plant. The Desert Peak 1 plant is approximately 4.5 miles southeast of the Brady plant. The Brady plant commenced commercial operations in 1992 and the Desert Peak 1 plant commenced commercial operations in 1985. The Brady project has a generating capacity of 20 MW and has in the past utilized a dual flash design. In August 2002, an additional 6 MW binary unit was added to the Brady plant to generate additional power from the brine before its reinjection. The Desert Peak 1 plant utilizes a dual flash design. The Brady project sells its electrical output from the Brady plant and Desert Peak 1 plant to Sierra Pacific Power Company under a power purchase agreement. The Brady project was acquired in June 2001 using internally generated cash and was refinanced with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by all of the assets of the Brady project (and any and all proceeds arising therefrom) and our project subsidiary, Brady Power Partners, the direct owner of the Brady project, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for further description of collateralization of the OFC Senior Secured Notes.

The Puna Project

The Puna project is located in the Puna district, Big Island, Hawaii. The Puna plant commenced commercial operations in 1993. The Puna plant utilizes an Ormat geothermal combined cycle system, and has a generating capacity of 30 MW. The Ormat geothermal combined cycle system consists of a back pressure steam turbine, in which the lower pressure steam exhausted from the turbine is condensed in a binary system. This system assures a higher efficiency of geothermal steam, with a resulting lower steam rate, in resources producing steam above 150psi (10 bar), or even 100psi if the steam has a high non-condensable gas content. The Puna project sells its electrical output to Hawaii Electric Light Company under two power purchase agreements. Although the Puna project has significant geothermal resources, because of existing geological conditions, these resources are difficult to manage. In the past, the Puna project required extensive levels of investment mainly to address problems with the production and injection wells related to the geothermal resources. The Puna project was acquired in June 2004 with the proceeds of parent company loans and short-term bank loans. We completed a refinancing of the project acquisition, as described under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’.

We intend to increase the output of the Puna project by an additional 8 MW through the addition of Ormat Energy Converters. We are in the process of negotiating a new power purchase agreement for the additional generating capacity that will be available as a result of such activities.

Foreign Projects

Our projects in operation outside of the United States have a generating capacity of approximately 113 MW. We also have projects under construction in Guatemala and projects under development in China and Kenya.

The Leyte Project (The Philippines)

The Leyte project is located in the Philippines, on the Isle of Leyte. The Leyte project consists of four power plants. The Leyte plants utilize steam systems; one conventional flash steam plant and three ORMAT manufactured topping steam turbines and have a combined generating capacity of 49 MW. The ORMAT topping steam turbines generate additional power by using the reduction in pressure to the inlet of the conventional flash steam plant, situated downstream, necessitated when the existing steam field produced steam at a higher pressure than can be accommodated by the conventional flash steam plant. Our project subsidiaries have an 80% partnership interest in Ormat-Leyte Co. Ltd., which owns 100% of the Leyte project. The remaining 20% partnership interest in Ormat-Leyte Co. Ltd. is held by two unrelated third parties. In August 1995, following a build-operate-transfer agreement, which we refer to as BOT, international tender, Ormat Inc. (which later transferred its interest in the BOT agreement to Ormat-Leyte Co. Ltd.) entered into a BOT agreement with PNOC-Energy Development Corporation, a Philippine company wholly owned by Philippine National Oil Company, a government-owned company. Under the BOT agreement, the project will be transferred to PNOC-Energy Development Corporation in September 2007 for no consideration. We do not anticipate any material financial loss as a result of such transfer, although going forward this will reduce our foreign generation capacity by 49 MW. Ormat-Leyte Co. Ltd. has an outstanding non-recourse loan from the Export-Import Bank of the United States the outstanding balance of which was $8.9 million as of December 31, 2005. The loan is due and payable in approximately equal quarterly installments through July 2007.

The Government of The Philippines has initiated the privatization of its electricity industry. However, we cannot foresee when such privatization may be completed. If such privatization is achieved in a manner that jeopardizes PNOC-Energy Development Corporation’s or its affiliate’s ability to comply with their obligations under the BOT agreement, the parties are required to negotiate an amendment to the power purchase agreement. Should they fail to reach an agreement, PNOC-Energy Development Corporation has the obligation (and our project subsidiary has the right to require PNOC-Energy Development Corporation) to buy out Ormat-Leyte Co. Ltd.’s rights in the project at a price based upon the net present value of the projected cash flow from the project for the remaining term of the BOT agreement.

The Momotombo Project (Nicaragua)

The Momotombo project is located in Momotombo, Nicaragua. The Momotombo project is comprised of one plant and a geothermal field. The plant was already in existence when we signed the concession agreement for the project in March 1999, and had commenced commercial operations in the mid-1980s utilizing a dual flash system. In 2003, an additional 6 MW binary unit was added, bringing the generating capacity to approximately 27 MW. The Momotombo project has a power purchase agreement with Empresa Distribuidora de Electricidad del Norte (DISNORTE) and Empresa Distribuidora de Electricidad del Sur (DISSUR), two corporations which own the power distribution rights in Nicaragua. Our project subsidiary, which operates the Momotombo project, has an outstanding loan from Bank Hapoalim B.M., the outstanding balance of which was $14.1 million as of December 31, 2005. In 2005 we experienced a 1 MW reduction in generating capacity at the project as a result of mechanical problems in one of the project's wells. We intend to increase the output of the Momotombo project by 5 MW through work-over of the project’s existing wells.

The Olkaria III Project — Phase I (Kenya)

The Olkaria III project is located in Naivasha, Kenya. The Olkaria III project is comprised of one plant, which commenced commercial operations in August 2000, and a geothermal field. The plant currently has a generating capacity of approximately 13 MW (Phase I). The parties have been working on the construction of Phase II of this project which we expect, upon completion, would increase the generating capacity of the Olkaria III project to approximately 48 MW. A description of Phase II of this project is set forth below in ‘‘Projects under Development.’’ Phase I of the Olkaria III project utilizes a binary system. In November 1998, following an international tender, our project subsidiary entered into a power purchase agreement with the Kenya Power and Lighting Co. Ltd. (KPLC), which was further amended in July 2000 and April 2003. Our project subsidiary leases the site on which the geothermal resources and the plant facilities are located from the Kenyan government, pursuant to an agreement which will expire in 2040. The Kenyan government granted our project subsidiary a license giving it exclusive rights of use and possession of the relevant geothermal resources for an initial period of 30 years, expiring in 2029, which initial period may be extended for two additional five-year terms by us. The Kenyan Minister of Energy has the right to terminate or revoke the license in the event our project subsidiary ceases work in or under the license area during a period of six months, or has failed to comply with the terms of the license or the provisions of the law relating to geothermal resources. Our project subsidiary is obligated to pay the Kenyan government monthly fees and royalties based on the amount of power supplied to KPLC.

The Zunil Project (Guatemala)

The Zunil project is located in Zunil, Guatemala. The Zunil project is comprised of one plant which commenced commercial operations in 1999. The plant utilizes a binary system consisting of Ormat Energy Converters and has a generating capacity of 24 MW. The project is owned by Orzunil I de Electricidad, Limitada, which owns 100% of the Zunil project. Another of our subsidiaries provides operation and maintenance services to the project. The Zunil project sells its generating capacity to Instituto Nacional de Electrification pursuant to a power supply agreement. As of the date of this annual report, Orzunil I de Electricidad, Limitada has two senior outstanding non-recourse loans, one from International Finance Corporation (IFC) and the other from the Commonwealth Development

Corporation (CDC), the aggregate total balance of which was, as of December 31, 2005, $24.4 million. The loans are due and payable in quarterly installments through November 2011. Each of the IFC and the CDC owns 14.1% of the issued and outstanding partnership interests of Orzunil I de Electricidad, Limitada. On March 13, 2005, we consummated the acquisition of an additional 50.8% partnership interest in the Zunil project and increased its 21% ownership interest to 71.8% (69.67% on a fully diluted basis assuming the exercise of an option by a third party). Recently, due to hurricane activity, the access roads and the piping from the wells to the Zunil power plant were damaged and, as a result, the project was not in operation from October 14, 2005 to March 10, 2006. We have filed an insurance claim, which is currently under discussion with the insurance company. We have already received an advance payment against the claim and we believe that any final resolution of the claim will not have a material impact on our results of operation.

Projects under Construction or Enhancement

We are in varying stages of construction or enhancement of projects, both domestic and foreign. Based on our current construction and enhancement schedule, we expect to have an additional generating capacity of approximately 98 MW in the United States and approximately 60 MW throughout the rest of the world by the end of 2008. The following is a description of the projects currently undergoing construction:

The Desert Peak 2 Project

Our project subsidiary is currently constructing the Desert Peak 2 project in Churchill County, Nevada (near the Brady project). The Desert Peak 2 project is expected to have a generating capacity of up to 15 MW and will utilize our Ormat Energy Converters. The electrical output from the project will be sold, and renewable energy and environmental credits will be transferred, to Nevada Power Company under a power purchase agreement that our project subsidiary has already entered into and that has a 20-year term commencing on the January 1 following the commercial operation date of such power plant. The Desert Peak 2 project is expected to be completed in the second quarter of 2006.

The Galena 2 Project (formerly Desert Peak 3 Project)

The Galena 2 project in Washoe County, Nevada is currently under construction and is expected to have a generating capacity of 10 MW. Our project subsidiary will sell electrical output from the plant, and transfer the renewable energy and environmental credits, to Nevada Power Company under a power purchase agreement that has a 20-year term commencing on the January 1 following the commercial operation date of the plant and which was signed as part of Nevada Power Company’s efforts to comply with Nevada’s renewable portfolio standards. We expect the construction to be completed by the end of 2006.

The OREG 1 Project

The OREG 1 project is a REG plant currently under construction and is expected to have a generating capacity of 22 MW. Our project subsidiary has entered into a 25-year power purchase agreement with Basin Electric Power Cooperative pursuant to which the project will sell the electrical output to Basin Electric. The power plants will be constructed on gas compressor stations along a natural gas pipeline in North and South Dakota. We expect the construction to be completed before the end of 2006.

The Amatitlan Project (Guatemala)

Our project subsidiary is currently constructing a geothermal power plant in Amatitlan, Guatemala on a ‘‘build, own and operate’’ or ‘‘BOO’’ basis. The project is comprised of one power plant which we expect will have a generating capacity of 20 MW, and has obtained the rights to various geothermal production and reinjection wells. The Amatitlan plant will use our Ormat Energy Converters.

The term of the power purchase agreement for the Amatitlan project is 20 years from the date of the commencement of operations at the power plant or 23 years from the date of commencement of the construction work, whichever is later. During a period of two years after the completion of the construction of the power plant, and subject to the signing of an additional agreement with the Instituto Nacional de Electrification and the result of a feasibility test, our project subsidiary may increase the power generating capacity of the power plant to up to an aggregate of 50 MW by drilling additional wells. We anticipate that the Amatitlan project will be completed in the third quarter of 2006.

The local municipal authorities have claimed that a construction license is required for the project, while our local counsel has advised us that no such license is required under the applicable laws and regulations. We are simultaneously proceeding to challenge the claim of the local municipal authorities and to obtain the construction license. In what appears to be a related occurrence, a group of demonstrators from the municipality have attempted to block the access road to our Amatitlan project. A separate group of demonstrators from another municipality have turned out in support of the project and Guatemalan authorities have promised assistance in maintaining access to the project.

The OrSumas Project

The OrSumas project is a REG plant currently in the engineering stage and is expected to have a generating capacity of 5 MW. Our project subsidiary has entered into a 20-year power purchase agreement with Puget Sound Energy pursuant to which the project will sell its electrical output to Puget Sound. The power plant will be constructed on a gas compressor station along the Northwest Pipeline in the State of Washington. We expect the construction to be completed by the end of 2007 or early 2008.

The Olkaria III Project — Phase II (Kenya)

As previously noted, our project subsidiary in Kenya has been working towards the construction of Phase II of the Olkaria III project. As of the date hereof, our project subsidiary has drilled wells and commenced preliminary construction activities but has not begun any material construction activities with respect to Phase II. We have recently held discussions with the Kenyan goverment and KPLC regarding, among other things, the construction of Phase II. Upon implementation, we expect Phase II to add 35 MW in generating capacity to the current Olkaria III project. Under existing documentation of the Olkaria III project, our subsidiary was required to construct Phase II and reach commercial operations by May 31, 2007, which we refer to as, the completion date, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. We have reached an agreement with KPLC, subject to execution of a definitive agreement and regulatory approval, to amend the power purchase agreement pursuant to which the tariff under the contract will be reduced. KPLC will be required to provide a letter of credit to secure their payment obligations; the completion date will be extended to December 2007 if the definitive agreements are entered into and the letter of credit is opened until April 1, 2006. As of December 31, 2005, we incurred approximately $21.6 million in costs, in connection with the construction of Phase II and do not believe that Phase II assets are impaired as a result of these delays.

Other Projects

We are currently pursuing construction or enhancement activities in the following projects:

•	Heber complex: We are adding 9 MW of generating capacity (in addition to the 7 MW that were added in the beginning of 2006) through mainly the construction of OEC units;

•	Ormesa project: We plan to add 10 MW through the construction of OEC units and the drilling of new wells;

•	Puna project: We plan to add 8 MW through the construction of OEC units;

•	Mammoth project: We plan to add 4 MW by connecting the wells drilled in 2005 to the power plant;

•	Steamboat Hills project: We plan to add 5 MW through the construction of OEC units; and

•	Momotombo project: We plan to add 5 MW through well work over.

We believe that these activities may increase the generating capacity of these projects collectively by approximately 28 MW in 2006 and 13 MW in 2007. We are currently in discussions with Southern California Edison and Hawaii Electric Light Company for the sale of additional electrical power from the Ormesa and Puna projects.

Projects under Development

We also have projects under development in the United States and China. In certain cases, we have obtained concession agreements and/or financing commitments, and in other cases, the projects are in early development stages. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria.

The Imperial Valley Project (U.S.)

We are currently developing a 10 MW power plant, which will be located in the Heber known geothermal resource area. The construction activity is expected to include the drilling of production and injection wells and the construction of an OEC unit.

The Yunnan Project (China)

OrYunnan Geothermal Co., Ltd., which is a joint venture established between our project subsidiary and Yunnan Province Geothermal Development Co., Ltd., owns exclusive rights to develop all of the geothermal resources in Teng Chong County, Baoshan City, in Yunnan Province, southwest China. Our project subsidiary owns 85% of the interests in OrYunnan Geothermal Co. Ltd., which owns all of the ownership interests in the Yunnan project. The area of the geothermal concession is approximately 65 square miles and is located approximately 200 miles southwest of Kunming, the provincial capital of Yunnan, and approximately 40 miles from the border with Myanmar. We estimate the potential of the geothermal resources in the concession area to be between 150 to 200 MW. Initially, our project subsidiary and its partner intend to develop a geothermal field and construct a power plant with a generating capacity of approximately 42 MW, which we estimated would require a capital investment of approximately CNY 807.8 million (approximately $99.6 million calculated at the prevailing exchange rate as of December 31, 2005). As of the date hereof, our project subsidiary is awaiting Yunnan Provincial Government approval, following which negotiations with the provincial utility company towards the signing of a power purchase agreement can conclude. Following the approval of the Yunnan Provincial Government, the electricity feed-in tariffs would still require central government approval. Such tariffs will be based on the implementing regulations to be announced shortly. On May 29, 2002, our project subsidiary entered into a memorandum of understanding, which we refer to as an MOU, regarding the main terms of the power purchase agreement and other major project agreements with Yunnan Electric Power Co., Ltd., a state-owned utility company, concerning the purchase of electric power by the utility company from our project subsidiary on a 30-year basis and the related interconnection arrangements. The MOU estimates that the commercial operation date of the plant was to be January 1, 2006. However, we have been in the development stage of the OrYunnan Project for several years and this date will have to be extended for an appropriate period following the completion of the Chinese central government’s approval.

Development Inventory

We have various geothermal leases for future development in the United States and other development rights outside of the United States. These geothermal leases and rights include the following:

•	Meyberg lease near Steamboat, Nevada;

•	rights to the Fallon geothermal resource in Churchill County, Nevada;

•	Truck Haven lease in the Imperial Valley, California;

•	Grass Valley lease in Nevada, in which we started primary exploration and drilled temperature holes;

•	Jersey Valley lease in Nevada, in which we started primary exploration and drilled temperature holes;

•	Buffalo Canyon lease in Nevada, in which we started primary exploration;

•	Newberry lease in Oregon;

•	Rhyolite Plateau lease near Mammoth, California, (50% partnership);

•	BLM lease in Idaho;

•	various leases in Puna, Hawaii;

•	various other leases in Nevada;

•	leases for additional development in the Amatitlan project; and

•	an option on four additional compressors stations for REGs on the Northern Boarder pipeline.

Operations of our Products Segment

Power Units for Geothermal Power Plants. We design, manufacture and sell power units for geothermal electricity generation, which we refer to as Ormat Energy Converters or OECs. Our customers include contractors and geothermal plant owners and operators. Recently, one of our 7.35 MW power units was installed at Aydin Salavatli power plant in Turkey.

The consideration for the power units is usually paid in installments, in accordance with milestones set in the supply agreement. Sometimes we agree to provide the purchaser with spare parts (or alternatively, with a non-exclusive license to manufacture such parts). We provide the purchaser with at least a 12-month warranty for such products. We usually also provide the purchaser (often, upon receipt of advances made by the purchaser) with a guarantee, which expires in part upon delivery of the equipment to the site and fully expires at the termination of the warranty period. The guarantees are covered by letters of credit. Ormat has not received any claims under the performance guarantees to date.

Power Units for Recovered Energy-Based Power Generation. We design, manufacture and sell power units used to generate electricity from recovered energy or so-called ‘‘waste heat’’ that is generated as a residual by-product of gas turbine-driven compressor stations and a variety of industrial processes, such as cement manufacturing, and is not otherwise used for any purpose. Our existing and target customers include interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators, and other companies engaged in other energy-intensive industrial processes. We view recovered energy generation as a significant market opportunity for us, and plan to utilize two different business models in connection with such business opportunity. The first, which is similar to the model utilized in our geothermal power generation business, consists of the development, construction, ownership and operation of recovered energy-based generation power plants. In this case, we will enter into agreements to purchase industrial waste heat, and into long-term power purchase agreements with off-takers to sell the electricity generated by the recovered energy generation unit that utilizes such industrial waste heat. We expect that the power purchasers in such cases will be investor-owned electric utilities or local electrical cooperatives. We recently signed a supply contract with UltraTech Cement Ltd. in Mumbai, India for the supply of one OEC for a new REG power plant.

Pursuant to the second business model, we construct and sell the power units for recovered energy-based power generation to third parties for use in ‘‘inside-the-fence’’ installations or otherwise. Our customers include gas processing plant owners and operators, cement plant owners and operators and companies in the process industry. The Neptune recovered energy project is an example of such a model. There, we installed one of our recovered energy-based generation units at Enterprise Product’s Neptune gas processing plant in Louisiana. The unit utilizes exhaust gas from two gas turbines at the plant and is providing electrical power that is consumed internally by the facility (although a portion of the generated electricity is also sold to the local electric utility). Recently we signed two agreements (with ICQ and Ultratech) for the supply of Ormat OEC systems for Recovered Energy Generation plants.

Our recovered energy generation units, if structured properly, may be eligible for favorable tax treatment, such as the seven year modified accelerated cost recovery under relevant U.S. federal tax rules.

Remote Power Units and other Generators. We design, manufacture and sell fossil fuel powered turbo-generators with a capacity ranging between 200 watts and 5,000 watts, which operate unattended in extreme climate conditions, whether hot or cold. The remote power units supply energy for remote and unmanned installations and along communications lines and cathodic protection along gas and oil pipelines. Our customers include contractors installing gas pipelines in remote areas. In addition, we manufacture and sell generators for various other uses, including heavy duty direct current generators. Our remote power units were recently supplied to the Sakhalin pipeline in Russia. The terms of sale of the turbo-generators are similar to those for the power units produced for power plants.

Engineering, Procurement and Construction (EPC) of Power Plants. We engineer, procure and construct, as an EPC contractor, geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as the same customers described above that we target for the sale of our power units for recovered energy-based power generation. Unlike many other companies that provide EPC services, we have an advantage in that we are using our own manufactured equipment and thus have better control over the timing and delivery of required equipment and its costs. Recent examples of our construction activities include the design and construction of the Mokai and Wairakei geothermal power plants in New Zealand that were recently completed.

The consideration for such services is usually paid in installments, in accordance with milestones set in the EPC contract and related documents. We usually provide performance guarantees or letters of credit securing our obligations under the contract. Upon delivery of the plant to its owner, such guarantees are replaced with a warranty guarantee, usually for a period ranging from 12 months to 36 months. The EPC contract usually places a cap on our liabilities for failure to meet our obligations thereunder. For example, we are currently acting as EPC contractor for two power plants including the San Miguel geothermal plant in the Azores and the Alliance REG plan in Canada.

We also design and construct the recovered energy generation units on a turnkey basis, and may provide a long-term agreement to supply non-routine maintenance for such units. Our customers are interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators and companies engaged in the process industry. For example, recently we entered into supply and construction contracts with Alliance pipeline in Western Canada for an Ormat Recovered Energy Generation power plant.

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

Backlog

The Company and its wholly-owned subsidiaries have a products backlog of $81.8 million as of March 15, 2006 including revenues for the period between January 1, 2006 and March 14, 2006, compared to $86.4 million for delivery as of March 15, 2005. The following is a breakdown of the products segment backlog:

Products Backlog
	Expected Completion of Contract	Sales Expected to be Recognized in 2006	Sales Expected to be Recognized in the Years Following 2006
North America
OPTI Canada Inc.*	2006	3.5
Raft River (not yet received notice to proceed)	2007	7.0	13.2
Alliance, Canada	2006	8.4
Total North America		18.9	13.2
Worldwide (Except North America)
Bongkot, Thailand	2006	0.5
UltraTech, India	2006	4.4
ICQ, Italy	2007	2.5
Bereket, Turkey	2006	2.2
Comita, Russia	2006	2.4
Sajeo, Sao Miguel, Azores	2006	18.9
Mokai 1A	2006	7.7
Management and Operation of Power Plants**	2011	1.5	8.0
Other Units	2006	1.6
Total Worldwide (Except North America)		41.7	8.0
Total Products Backlog		60.6	21.2

*	A related party

**	Unconsolidated subsidiary

We expect that our revenues from electricity for the 2006 fiscal year from our wholly owned projects will be $195 million and $18 million of revenues from electricity, which is our share in the revenues generated by our subsidiaries accounted for by the equity method.

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

We use the same elements of our technology in our recovered energy products. The heat source could be exhaust gases from a simple cycle gas turbine, low pressure steam or medium temperature liquid found in the process industry. In most cases, we attach an additional heat exchanger in which we circulate thermal oil to transfer the heat into the Ormat Energy Converter’s own vaporizer in order to provide greater operational flexibility and control. Once this stage of each recovery is completed, the rest of the operation is identical to the Ormat Energy Converter used in our geothermal power plants. The same advantages of using the Organic Rankine Cycle apply here as well. In addition, our technology allows for better load following than a conventional steam turbine can exhibit, requires no water treatment as it is air cooled, and does not require the continuous presence of a steam licensed operator on site.

More than 70 United States patents (and about 10 pending patents) cover our products (mainly power units based on the Organic Rankine Cycle) and systems (mainly geothermal power plants and industrial waste heat recovery for electricity production). The systems-related patents cover not only a particular component but rather the overall effectiveness of the plant’s systems from the ‘‘fuel’’ (i.e., geothermal fluid, waste heat, biomass or solar) to generated electricity. The duration of such patents ranges from one year to 18 years. No single patent on its own is material to our business.

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

Competition

The power generation industry is characterized by intense competition from electric utilities, other power producers, and marketers. In recent years, the United States in particular has seen increasing competition in power sales, in part due to excess capacity in a number of U.S. markets and an emphasis on short-term markets. In the last year, competition from the wind power generation industry has increased. While the current demand for renewable energy is strong, this increased competition may contribute to a reduction in electricity prices for new renewable projects.

In the geothermal power generation sector, our main competitors in the United States are CalEnergy, Calpine (which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in late

2005), Caithness and other smaller-sized developers. Some of these companies are also active outside of the United States. Outside of the United States, aside from these companies, we may face competition from national electric utilities or state-owned oil companies.

In the products business, our main competitors are Mitsubishi, Fuji and Toshiba of Japan, GE/Nuevo Pignone, Ansaldo and Turboden of Italy, Siemens of Germany, Alstom of France and Kaluga of Russia. Recently, two new small players have been trying to penetrate the market. In the remote power unit business, we face competition from Global Thermoelectric, as well as from manufacturers of diesel generator sets.

Siemens of Germany as well as other manufacturers of conventional steam turbines are potential competitors in the recovered energy generation business; although we believe that our recovered energy generation unit has technological and economical advantages over the Siemens/Kalina technology and conventional steam technology. Recently, United Technologies announced the introduction of a small 200 kW Organic Rankine Cycle for recovered energy.

We also compete with companies engaged in the power generation business from renewable energy sources other than geothermal energy, such as wind power, solar power and hydro-electric power.

None of our competitors competes with us both in the sale of electricity and in the products business.

Customers

All of our revenues from the sale of electricity in the year ended December 31, 2005 were derived from fully-contracted energy and/or capacity payments under long-term power purchase agreements with governmental and private utility companies. Southern California Edison, Hawaii Electric Light Company and Sierra Pacific Power Company have accounted for 36.1%, 15.2% and 14.1% of revenues, respectively, for the year ended December 31, 2005. Based on publicly available information, as of December 31, 2005, the issuer ratings of Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (a potential power purchaser for the Desert Peak 2 and Galena 2 projects) were Baa1 (stable outlook), Ba3 (stable outlook) and Ba3 (stable outlook), respectively, from Moody’s Investors Services and BBB+ (stable outlook), B+ (negative outlook), and B+ (negative outlook), respectively, from Standard & Poor’s Ratings Services and the issuer rating of Hawaii Electric Light Company was BBB+ (stable outlook) from Standard & Poor’s Ratings Services. SCPPA, which has purchased the power from the Gould project since the beginning of 2006, has senior unsecured debt ratings ranging from A3 to A1 from Moody’s and A to AA− from S&P, in each case with a stable ratings outlook. The credit ratings of any power purchaser may decrease from time to time. There is no publicly available information with respect to the credit rating or stability of the power purchasers under the power purchase agreements for our foreign power projects.

Our revenues from the products business were derived from contractors or owners or operators of power plants, process companies and pipelines.

Raw Materials, Suppliers and Subcontractors

In connection with our manufacturing activities, we use raw materials such as steel and aluminum. We do not rely on any one supplier for the raw materials used in our manufacturing activities, as all of such raw materials are readily available from various suppliers.

In 2005 we increased the volume of work ordered from subcontractors for some of the manufacturing for our products components and for construction activities of our power plants, which allowed us to expand our construction and development capacity on an as-needed basis. We are not dependent on any one subcontractor and expect to be able to replace any subcontractor, or assume such manufacturing and construction activities of our projects ourselves without adverse effect to our operations.

Employees

As of December 31, 2005, we had 733 employees, of which 241 were in the United States, 337 were in Israel and 155 were located in other countries. We expect that future growth in the number of our employees will be mainly attributable to the purchase and/or development of new power plants.

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

Insurance

We maintain business interruption insurance, casualty insurance, including flood and earthquake coverage, and primary and excess liability insurance, as well as customary worker’s compensation and automobile insurance and such other insurance, if any, as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas and financed in a similar manner. To the extent any such casualty insurance covers both us and/or our projects, on the one hand, and any other person and/or plants, on the other hand, we generally have specifically designated as applicable solely to us and our projects ‘‘all risk’’ property insurance coverage in an amount based upon the estimated full replacement value of our projects (provided that earthquake and flood coverage may be subject to annual aggregate limits depending on the type and location of the project) and business interruption insurance in an amount that also varies from project to project.

We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries. Political risk insurance policies are generally issued by entities which specialize in such policies, such as the Multilateral Investment Guarantee Agency (a member of the World Bank Group), and from private sector providers, such as Zurich Re, AIG and other such companies. To date all of our political risk insurance contracts are with the Multilateral Investment Guarantee Agency and with Zurich Re. Such insurance policies cover, in general, and subject to the limitations and restrictions contained therein, 80% to 90% of our revenue loss derived from a specified governmental act, such as confiscation, expropriation, riots, the inability to convert local currency into hard currency and, in certain cases, the breach of agreements. We have obtained such insurance for all of our foreign projects in operation except for the Leyte project.

Regulation of the Electric Utility Industry in the United States

The following is a summary overview of the electric utility industry and applicable federal and state regulations, and should not be considered a full statement of the law or all issues pertaining thereto.

PURPA

PURPA provides certain benefits described below, if a project is a ‘‘Qualifying Facility’’. There are two types of Qualifying Facilities: cogeneration facilities and small power production facilities. A small power production facility is a Qualifying Facility if (i) the facility does not exceed 80 megawatts, (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and 75% of the total energy input of the facility is from these sources; and (iii) the facility has filed with FERC a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status, that has been granted. The 80 megawatt size limitation, however, does not apply to a facility if (i) it produces electric energy solely by the use, as a primary energy input, of solar, wind, or waste resources; and (ii) an application for certification or a notice of self-certification of qualifying status of the facility was submitted to the FERC prior to December 21, 1994, and construction of the facility commenced prior to December 31, 1999.

PURPA exempted Qualifying Facilities from regulation under the Public Utility Holding Company Act of 1935 (PUHCA) and exempts Qualifying Facilities from most provisions of the Federal Power Act (FPA) and state laws relating to the financial, organization and rate regulation of electric utilities. In addition, FERC’s regulations promulgated under PURPA require that electric utilities purchase electricity generated by Qualifying Facilities at a rate based on the purchasing utility’s incremental cost of purchasing or producing energy (also known as ‘‘avoided cost’’).

Pursuant to the Energy Policy Act of 2005, FERC has recently issued a final rule that will require Qualifying Facilities to obtain market-based rate authority pursuant to the FPA for sales of energy or capacity either (i) from facilities larger than 20 MW in size; (ii) pursuant to a contract executed after March 17, 2006 that is not a contract made pursuant to a state regulatory authority’s implementation of PURPA; or (iii) not pursuant to another provision of a state regulatory authority’s implementation of PURPA. The practical effect of this final rule is to require Qualifying Facilities that are larger than 20 MW in size that seek to engage in non-PURPA sales of power (i.e. power that is sold in a manner that is not pursuant to state implementation of PURPA) to obtain market-based rate authority from FERC for these non-PURPA sales.

The Energy Policy Act of 2005 also allows FERC to terminate a utility's obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time markets for energy and wholesale markets for long-term sales of capacity; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC has recently proposed a rule to implement these provisions of the Energy Policy Act of 2005. This proposed rule, if enacted, would eliminate the mandatory purchase obligation of utilities that are members of four regional transmission organizations. None of our domestic projects sells power pursuant to contracts with utilities in any of these four regional transmission organizations. The proposed rule also would create a rebuttable presumption that a utility provides nondiscriminatory access if it has an open access transmission tariff in compliance with FERC’s pro forma open access transmission tariff, which is currently under review by FERC to ensure that its provisions prevent undue discrimination in the provision of transmission service. Further, the proposed rule would provide a procedure for utilities that are not members of the four named regional transmission organizations to file to obtain relief from the mandatory purchase obligation on a service territory-wide basis, and would establish procedures for affected Qualifying Facilities to seek reinstatement of the purchase obligation. The proposed rule would protect a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into after August 8, 2005 but before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. The proposed rule would also protect a Qualifying Facility’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on August 8, 2005.

In addition, the Energy Policy Act of 2005 eliminates the restriction on utility ownership of a Qualifying Facility. Prior to the Energy Policy Act of 2005, electric utilities or electric utility holding companies could not own more than a 50% equity interest in a Qualifying Facility. Under the Energy Policy Act of 2005, electric utilities or holding companies may own up to 100% of the equity interest in a Qualifying Facility.

We expect that our projects will continue to meet all of the criteria required for Qualifying Facilities under PURPA. However, since the Heber Projects have power purchase agreements with Southern California Edison that require Qualifying Facility status to be maintained, maintaining Qualifying Facility status remains a key obligation. If any of the Heber Projects loses its Qualifying Facility status our operations could be adversely affected. Loss of Qualifying Facility status would eliminate the Heber Project’s exemption from the FPA and thus, among other things, the rates charged by the Heber Projects in the power purchase agreements with Southern California Edison and SCPPA would become subject to FERC regulation. Further, it is possible that the utilities that purchase power from the projects could successfully obtain an elimination of the mandatory-purchase obligation in their service territories. If this occurs, the Project’s existing power purchase agreements will not be affected, but the utilities will not be obligated under PURPA to renew these power purchase agreements or execute new power purchase agreements upon the existing power purchase agreements’ expiration.

PUHCA

PUHCA has been repealed, effective February 8, 2006, pursuant to the Energy Policy Act of 2005. Although PUHCA was repealed, the Energy Policy Act of 2005 created a new Public Utility Holding Company Act of 2005 (PUHCA 2005). Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission or costs incurred by a jurisdictional utility in the same holding company system. If a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC, provided that the company files an appropriate exemption form with FERC. By virtue of being Qualifying Facilities that make only wholesale sales of electricity, Qualifying Facilities already are not subject to state commissions’ rate, financial and organizational regulations and, therefore, in all likelihood would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005 as long as the Qualifying Facility is not part of a holding company system that includes a utility subject to state regulation.

FPA

Pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are generally exempt from the FPA. If any of the projects were to lose its Qualifying Facility status, such project could also become subject to the full scope of the FPA and applicable state regulations. The application of the FPA and other applicable state regulations to the projects could require our operations to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility. Even if a project does not lose Qualifying Facility status, pursuant to a final rule issued by FERC pursuant to the Energy Policy Act of 2005, if a power purchase agreement with a project is terminated or otherwise expires, the project will become subject to rate regulation under the Federal Power Act.

If a project was to become subject to FERC's ratemaking jurisdiction under the FPA as a result of loss of Qualifying Facility status and the power purchase agreement remains in effect, the FERC may determine that the rates currently set forth in the power purchase agreement are not appropriate and may set rates that are lower than the rates currently charged. In addition, the FERC may require that the project refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from the project, either of which would have an adverse effect on our revenues.

Moreover, the loss of the Qualifying Facility status of any of our projects selling energy to Southern California Edison could also permit Southern California Edison, pursuant to the terms of its power purchase agreement, to cease taking and paying for electricity from the relevant project and to seek refunds for past amounts paid. In addition, the loss of any such status would result in the occurrence of an event of default under the indenture for the bonds and hence would give rise to the ability of the indenture trustee to exercise remedies pursuant to the indenture and the other financing documents.

State Regulation

Our projects in California and Nevada, by virtue of being Qualifying Facilities that make only wholesale sales of electricity, are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. The projects each sell or will sell their electrical output under power purchase agreements to electric utilities (Sierra Pacific Power Company, Nevada Power Company, Southern California Edison or Southern California Public Power Authority). All of the utilities except Southern California Public Power Authority are regulated by their respective state public utility commissions. Sierra Pacific Power Company and Nevada Power Company are regulated by the Public Utility Commission of Nevada. Southern California Edison and a small portion of Sierra Pacific Power Company in the Lake Tahoe area are regulated by the California Public Utility Commission.

Under Hawaii law, non-fossil generators are not subject to regulation as public utilities. Hawaii law provides that a geothermal power producer is to negotiate the rate for its output with the public utility purchaser. If such rate cannot be determined by mutual accord, the Hawaii Public Utility Commission will set a just and reasonable rate. If a non-fossil generator in Hawaii is a Qualifying Facility, federal law applies to such Qualifying Facility and the utility is required to purchase the energy and capacity at its avoided cost, the cost it would otherwise incur if it produced the energy and capacity itself or purchased it from another source. Our project in Hawaii has a long term power purchase agreement with Hawaii Electric Light Company.

Foreign Regulation of the Electric Utility Industry

The following is a summary overview of certain aspects of the electric industry in the foreign countries in which we have an operating geothermal power project and should not be considered a full statement of the laws in such countries or all of the issues pertaining thereto.

Nicaragua. In 1998 two laws were approved by Nicaraguan authorities, Law No. 272-98 and Law No. 271-98, which define the structure of the new energy sector in the country. Law No. 272-98 provides for the establishment of a National Energy Commission, which we refer to as CNE, which is responsible for setting policies, strategies and objectives for such sector and approving indicative plans therefor. Law No. 271-98 formally assigned regulatory, supervisory, inspection and oversight functions to the Nicaraguan Institute of Energy, which we refer to as INE.

The Nicaraguan energy sector has been restructured and partially privatized. Following such restructuring and privatization, the government has retained title and control of the transmission assets and has created the Empresa Estatal de Transmision (ENTRESA), which is in charge of the operation of the transmission system in the country and of the new wholesale market. As part of the recent restructuring of the energy sector, most of the distribution facilities previously owned by the Nicaraguan Electricity Company, the government-owned vertically-integrated monopoly, were transferred to two companies, Empresa Distribuidora de Electricidad del Norte (DISNORTE) and Empresa Distribuidora de Electricidad del Sur (DISSUR), which in turn were privatized and acquired by an affiliate of Union Fenosa, a large Spanish utility. Following such privatization, the power purchase agreement for our Momotombo project was assigned by the Nicaraguan Electricity Company to DISNORTE and DISSUR. A subsidiary of the Nicaraguan Electricity Company, ENTRESA, owns the transmission grid. In addition, a National Dispatch Center was created to work with ENTRESA and provide for dispatch and wholesale market administration. On October 2002, Law No.443 was enacted by the National Congress related specifically to geothermal resources for energy production. This law regulates the granting of exploration and exploitation concessions for geothermal fields. The INE adopted this law.

Guatemala. The General Electricity Law of 1996 created a wholesale electricity market in Guatemala and established a new regulatory framework for the electricity sector. The law created a new regulatory commission, the National Electric Energy Commission (CNEE) and a new wholesale power market administrator, the Administrator of the Wholesale Market, for the regulation and administration of such sector. The CNEE functions as an independent agency under the Ministry of Energy and Mines and is in charge of regulating the electricity law, overseeing the market and setting rates for transmission services and for electricity service to medium and small customers. All distribution companies must supply electricity to such customers pursuant to long-term contracts with electricity generators. Large customers can contract directly with the distribution companies, electricity generators or power marketers, or buy energy in the spot market. Guatemala has approved a Law of Incentives for the Development of Renewable Energy Projects in order to promote the development of renewable energy projects in Guatemala. Such law provides certain benefits to companies utilizing renewable energy, including a 10-year corporate income tax exemption and a 10-year business tax exemption.

Kenya. Kenya’s Electric Power Act of 1997 restructured the electricity sector in such country. Among other things, the Act provides for the licensing of electricity power producers and public electricity suppliers or distributors. The Kenya Power and Lighting Co. Ltd. is the only licensed public electricity supplier and has a monopoly in the transmission and distribution of electricity in the country. The Act permitted Independent Power Producers (IPPs) to install power generators and sell electricity to Kenya Power and Lighting Co. Ltd., which is owned by various private, and government entities and which currently purchases energy and capacity from two other IPPs in addition to our Olkaria III project. The Act also created the Electricity Regulation Board, as an independent regulator for the electricity sector. Kenya Power and Lighting Co. Ltd.’s retail electricity rates are subject to approval by the Electricity Regulation Board.

Philippines. The Philippine’s Electric Power Industry Reform Act of 2001 created the Energy Regulatory Commission, which is an independent quasi-judicial regulatory body mandated to promote competition, encourage market development, ensure customer choice and penalize abuse of market power in the restructured electricity industry. The Energy Regulatory Commission is responsible for the enforcement of the rules and regulations governing the operations of the electricity spot market once it is established and the activities of the spot market operator and other participants to ensure a greater supply and rational pricing of electricity. In addition, the Energy Regulatory Commission determines, fixes, and approves transmission and distribution wheeling charges and retail electricity rates for the captive market of a distribution utility through a methodology that it establishes and enforces. The Energy Regulatory Commission also monitors and takes measures to penalize abuse of market power and anti-competitive or discriminatory behavior by any electric power industry participant.

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

Our operations are designed and conducted to comply with applicable permit requirements. Non-compliance with any such requirements could result in fines or other penalties. We are not aware of any non-compliance with such requirements that would be likely to result in material fines or penalties; however, the Heber 1 and 2 projects received a notice from the California Division of Oil, Gas and Geothermal Resources that the pressure levels at some of the geothermal fluid injection wells were too high, and the California Regional Water Quality Control Board has notified the Heber 1 and 2 projects that recent tests have resulted in lower-than-required survival rates for bioassay toxicity tests conducted on the cooling tower blowdown water discharged under the NPDES (National Pollutant Discharge Elimination System) permit. In order to address the pressure levels at the Heber 1 and 2 projects, the Heber 1 and 2 projects proposed the construction and operation of a pipeline to carry geothermal injection fluid to other project injection wells, which proposal has been accepted as an appropriate solution to the pressure level by the California Division of Oil, Gas and Geothermal Resources. The pipeline was completed in the first quarter of 2005. With the cooperation of the California Regional Water Quality Control Board, Colorado River Basin Region, the Heber 1 and 2 projects are also conducting more frequent monitoring and bioassays, and conducting a Toxicity Identification Evaluation (TIE) study in an effort to determine the source of the apparent cooling tower blowdown water toxicity. If the source of the toxicity is not identified, or cannot easily be corrected, the Heber 1 and 2 projects may instead seek authority to inject the cooling tower blowdown water into the geothermal injection reservoir, as do other geothermal projects in the Imperial Valley.

As of the date of this annual report, all of the material permits and approvals currently required to operate our projects have been obtained and are currently valid, except for the fact that certain permits for some of the projects are held in the name of predecessor owners and except for those permits which must be transferred or reissued to the correct entity. We believe this will occur in the ordinary course and we have already filed some of these applications. In addition, we are required to obtain permits for both the construction and operational phases of our projects under construction or enhancement. As of the date of this annual report, we have obtained and are in compliance with most of the material permits and approvals currently required for our projects that are under construction or enhancement. There are some permits that need to be obtained in the future. We believe we will be able to obtain those permits and approvals without material delay and without incurring additional material costs.

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

Although we are not aware of any mismanagement of these materials, including any mismanagement prior to the acquisition of some of our projects, that has materially impaired any of the project sites, any disposal or release of these materials onto project sites, other than by means of permitted injection wells, could result in material cleanup requirements or other responsive obligations under applicable environmental laws. We believe that at one time there may have been a gas station located on the Mammoth project site (which we lease), but because of significant surface disturbance and construction since that time further physical evaluation of the former gas station site has been impractical. We believe that, given the subsequent surface disturbance and construction activity in the vicinity of the suspected location of the service station, it is likely that the former facilities and any associated underground storage tanks would have already been encountered if they still existed.

ITEM 1A.    RISK FACTORS

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

Our financial performance depends on the successful operation of our subsidiaries’ geothermal power plants. In connection with such operations, we derived approximately 74.5 % of our total revenues for the year ended December 31, 2005 from the sale of electricity. The cost of operation and maintenance and the operating performance of our subsidiaries’ geothermal power plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

•	regular and unexpected maintenance and replacement expenditures;

•	shutdowns due to the breakdown or failure of our equipment or the equipment of the transmission serving utility;

•	labor disputes;

•	the presence of hazardous materials on our project sites; and

•	catastrophic events such as fires, explosions, earthquakes, landslides, floods, releases of hazardous materials, severe storms or similar occurrences affecting our projects or any of the power purchasers or other third parties providing services to our projects.

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

Our business involves the exploration, development and operation of geothermal energy resources. These activities are subject to uncertainties, which vary among different geothermal reservoirs and are in some respects similar to those typically associated with oil and gas exploration, development and exploitation, such as dry holes, uncontrolled releases and pressure and temperature decline, all of which can increase our operating costs and capital expenditures or reduce the efficiency of our power plants. Prior to our acquisition of the Steamboat Hills project, one of the wells related to the project experienced an uncontrolled release. In addition, the high temperature and high pressure in the Puna project’s geothermal energy resource requires special reservoir management and monitoring. Further, since the commencement of their operations, several of our projects have experienced geothermal resource cooling in the normal course of operations. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal projects depends on different factors directly related to the geothermal resource, such as the heat content (the relevant composition of temperature and pressure) of the geothermal reservoir, the useful life (commercially exploitable life) of the reservoir and operational factors relating to the extraction of geothermal fluids. Our geothermal energy projects may suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time. In addition, we may fail to find commercially viable geothermal resources in the expected quantities and temperatures, which would adversely affect our development of geothermal power projects.

Another aspect of geothermal operations is the management and stabilization of subsurface impacts caused by fluid injection pressures. In the case of the geothermal resource supplying the

Heber 1 project and the Heber 2 project, which we refer to collectively as the ‘‘Heber projects’’, and the Gould project (a new power plant at the site of the Heber projects consisting of two Ormat Integrated Two Level Units (ITLU)), pressure drawdown in the center of the well field has caused some localized ground subsidence, while pressure in the peripheral areas has caused localized ground inflation. Inflation and subsidence, if not controlled, can adversely affect farming operations and other infrastructure at or near the land surface. Potential costs, which cannot be estimated and may be significant, of failing to stabilize site pressures in the Heber and Gould projects’ area include repair and modification of gravity-based farm irrigation systems and municipal sewer piping and possible repair or replacement of a local road bridge spanning an irrigation canal.

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

Our business development activities may not be successful and our projects under construction may not commence operation as scheduled.

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

Any one of which could give rise to delays, cost overruns, the termination of the plant expansion, construction or development or the loss (total or partial) of our interest in the project under development, construction or expansion. Currently, we have not yet obtained a construction license for the Amatitlan project in Guatemala. In addition, we have not yet obtained certain permits and governmental approvals required for the completion and successful operation of the Gould project.

We may be unable to obtain the financing we need to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations.

Our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse or limited recourse debt obligations. As of December 31, 2005, we had approximately $537.3 million of total consolidated indebtedness (including indebtedness to our parent company in the amount of $171.8 million), of which approximately $362.5 million represented non-recourse debt and limited recourse debt held by our subsidiaries. Each of our projects under development or construction and those projects and businesses we may seek to acquire or construct will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms.

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

We have substantial operations outside of the United States that generated revenues in the amount of $76.4 million for the year ended December 31, 2005, which represented 32.1% of our total revenues for such twelve-month period. Our foreign operations are subject to regulation by various foreign governments and regulatory authorities and are subject to the application of foreign laws. Such foreign laws or regulations may not provide for the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our projects in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. Furthermore, existing laws or regulations may be amended or repealed, and new laws or regulations may be enacted or issued. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the projects that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such projects. Our foreign operations are also subject to significant political, economic and financial risks, which vary by country, and include:

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

In particular, the Philippines is in the midst of an ongoing privatization of the electric industry, and in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our existing Leyte and Zunil projects and the Amatitlan project (Leyte in the Philippines and Zunil and Amatitlan in Guatemala) currently under construction if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers. In Nicaragua, Union Fenosa, one of the electric utilities, has been experiencing difficulties adjusting the tariffs charged to its customers, thus effecting Union Fenosa’s ability to pay for electricity its purchase from power generators. This may adversely affect our Momotombo project. In Kenya, the government is continuing to make an effort to deliver on campaign promises to reduce the price of electricity and is applying pressure on independent power producers, such as our Olkaria III project, to lower their tariffs. In addition, Kenya’s government is considering a further restructuring and privatization of the electricity industry and may divide Kenya Power and Lighting Co. Ltd., the power purchaser for our Olkaria III project, into separate entities and then privatize one or more of such resulting entities. A material tariff reduction or any break-up and potential privatization of Kenya Power and Lighting Co. Ltd. may adversely affect our Olkaria III project. We have recently held discussions with the Kenyan government and Kenya Power and Lighting Co. Ltd. regarding, among other things, the construction of Phase II of the Olkaria III project in Kenya. Upon implementation, we expect Phase II to add approximately 35 MW in generating capacity to the current Olkaria III project. Under existing documentation, our subsidiary was required to construct Phase II and to reach commercial operations by May 31, 2007 , in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. We have reached an agreement with Kenya Power and Lighting Co. Ltd., subject to execution of a definitive agreement and regulatory approval, to amend the power purchase agreement as follows. The tariff under the Phase II contract will be reduced; Kenya Power and Lighting Co. Ltd. will provide a letter of credit to secure their payment obligations; the completion date will be extended if the definitive agreements are entered into and the letter of credit is opened until April 1, 2006.

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

Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary’s overall expenses. In addition, the imposition by foreign governments of restrictions on the transfer of foreign currency abroad, or restrictions on the conversion of local currency into foreign currency, would have an adverse effect on the operations of our foreign projects and foreign manufacturing operations, and may limit or diminish the amount of cash and income that we receive from such foreign projects and operations.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. Southern California Edison, Hawaii Electric Light Company, and Sierra Pacific Power Company have accounted for 36.1%, 15.2% and 14.1%, respectively, of our revenues for the year ended December 31, 2005. Neither we nor any of our affiliates make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement, and nothing in this annual report should be construed as such a representation.

There is a risk that any one or more of the power purchasers may not fulfill their respective payment obligations under their power purchase agreements. For example, as a result of the energy crisis in California, Southern California Edison withheld payments it owed under various of its power purchase agreements with a number of power generators (such as the Ormesa, Heber, and Mammoth projects) payable for certain energy delivered between November 2000 and March 2001 under such power purchase agreements until March 2002. If any of the power purchasers fails to meet its payment obligations under its power purchase agreements, it could materially and adversely affect our business, financial condition, future results and cash flow.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. Southern California Edison contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to Southern California Edison’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an Interim Agreement; whereby Southern California Edison will continue procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition, a long-term power purchase agreement is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long-term power purchase agreement are still under way and there is no guarantee that it will be successfully completed.

Seasonal variations may cause significant fluctuations in our cash flows, which may cause the market price of our common stock to fall in certain periods.

Our results of operations are subject to seasonal variations. This is primarily because some of our domestic projects receive higher capacity payments under the relevant power purchase agreements during the summer months, and due to the generally higher short run avoided costs in effect during the summer months. Some of our other projects may experience reduced generation during warm periods due to the lower heat differential between the geothermal fluid and the ambient surroundings. Such seasonal variations could materially and adversely affect our business, financial condition, future results and cash flow. If our operating results fall below the public’s or analysts’ expectations in some future period or periods, the market price of our common stock will likely fall in such period or periods.

Pursuant to the terms of some of our power purchase agreements with investor-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity and energy thereunder may result in the imposition of penalties.

Under the Burdette (formerly Galena), Desert Peak 2, Gould and Galena 2 (formerly Desert Peak 3) power purchase agreements, we may be required to make payments to the relevant power purchaser in an amount equal to such purchaser’s replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the power purchase agreement and which such power purchaser is forced to obtain from an alternate source. These four power purchase agreements are expected to phase-in and commence generating revenues in 2006. When all three are generating revenues, measured against our revenues from the sale of electricity for the year ended December 31, 2005 and assuming no other changes in our revenues, the revenues from such agreements will constitute, collectively, less than 8% of our total revenues from the sale of electricity. In addition, we may be required to make payments to the relevant power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the relevant power purchase agreement. We may be subject to certain penalties, and we may also be required to pay liquidated damages if certain minimum performance requirements are not met under certain of our power purchase agreements, all of which could materially and adversely affect our business, financial condition, future results and cash flow. With respect to certain of our power purchase agreements, we may also be required to pay liquidated damages to our power purchaser if the relevant project does not maintain availability of at least 85% during applicable peak periods. The maximum aggregate amount of such liquidated damages for the Steamboat 2 and Steamboat 3 power purchase agreements would be approximately $1.5 million for each project.

The short run avoided costs for our power purchasers may decline, which would reduce our project revenues and could materially and adversely affect our business, financial condition, future results and cash flow.

Under the power purchase agreements for our projects in California, the price that Southern California Edison pays for energy is based upon its short run avoided costs, which are the incremental costs that it would have incurred had it generated the relevant electrical energy itself or purchased such energy from others. Under settlement agreements between Southern California Edison and a number of power generators in California that are Qualifying Facilities, including our subsidiaries, the energy price component payable by Southern California Edison has been fixed through April 2007, and thereafter will be based on Southern California Edison’s short run avoided costs, as determined by the California Public Utilities Commission. These short run avoided costs may vary substantially on a monthly basis, and are expected to be based primarily on natural gas prices for gas delivered to California as well as other factors. The levels of short run avoided cost prices paid by Southern California Edison may decline following the expiration date of the settlement agreements, which in turn would reduce our project revenues derived from Southern California Edison under our power purchase agreements and could materially and adversely affect our business, financial condition, future results and cash flow.

If any of our domestic projects loses its current Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.

Most of our domestic projects are Qualifying Facilities pursuant to the Public Utility Regulatory Policies Act of 1978, as amended, which we refer to as PURPA, which largely exempts the projects from the Federal Power Act, which we refer to as FPA, the Public Utility Holding Company Act of 1935, as amended, which we refer to as PUHCA, and certain state and local laws and regulations regarding rates and financial and organizational requirements for electric utilities.

PUHCA was repealed on February 8, 2006. If any of our domestic projects were to lose its Qualifying Facility status, such project could become subject to the full scope of the FPA and applicable state regulation. The application of the FPA and other applicable state regulation to our domestic projects could require our operations to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility.

In addition, pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of public utilities in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are largely exempt from the FPA. If a domestic project were to lose its Qualifying Facility status, it would become a public utility under the FPA, and the rates charged by such project pursuant to its power purchase agreements would be subject to the review and approval of the FERC. The FERC, upon such review, may determine that the rates currently set forth in such power purchase agreements are not appropriate and may set rates that are lower than the rates currently charged. In addition, the FERC may require that some or all of our domestic projects refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from our domestic projects, either of which would have an adverse effect on our revenues. Even if a project does not lose its Qualifying Facility status, pursuant to a final rule issued by FERC on February 2, 2006, if a project's power purchase agreement is terminated or otherwise expires, that project will become subject to FERC's ratemaking jurisdiction under the FPA.

Moreover, a loss of Qualifying Facility status also could permit the power purchaser, pursuant to the terms of the particular power purchase agreement, to cease taking and paying for electricity from the relevant project or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related power purchase agreements, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our projects. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of Qualifying Facility status would be an event of default under the financing arrangements currently in place for some of our projects, which would enable the lenders to exercise their remedies and enforce the liens on the relevant project.

Pursuant to the Energy Policy Act of 2005, the FERC was also given authority to prospectively lift the mandatory obligation of a utility under PURPA to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Existing power purchase agreements between a Qualifying Facility and a utility are not affected. On January 19, 2006, the FERC proposed regulations under which it would eliminate utilities' mandatory purchase obligation from Qualifying Facilities in certain regions of the country. The proposed regions do not include areas in which our domestic projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the proposed rulemaking, the FERC expressly noted that the California Independent System Operator (CAISO) has the right to file an application to seek relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement or with respect to new projects, which could have an adverse effect on our revenues.

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

The federal government also encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or ‘‘production tax credits’’ of 1.9 cents a kilowatt hour on the first ten years of electricity output. (Production tax credits can only be claimed on new plants put into service between October 23, 2004 and December 31, 2005.) We are also permitted to deduct most of the cost of the power plant as ‘‘depreciation’’ over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted in the first few years than during the remainder of the depreciation period. In addition, we have the ability to transfer the value of these tax incentives when we are not in a position to use them directly. For instance, energy credits can be transferred through lease financing, and production tax credits may be transferred by bringing in another company who can use them as a partner in the project.

President Bush has made it a central theme of his second term to simplify the U.S. tax code. Among the options that may be under consideration are replacing or supplementing the corporate income tax with a value-added-tax, stripping away many tax subsidies, and eliminating taxes on interest, dividends and other returns to capital. Significant tax reform has the potential to have a material effect on our business, financial condition, future results and cash flow. It could reduce or eliminate the value that geothermal companies receive from the current tax subsidies. Any restrictions or tightening of the rules for lease or partnership transactions — whether or not part of major tax reform — could also materially affect our business, financial condition, future results and cash flow.

Any such changes could significantly increase the regulatory-related compliance and other expenses incurred by the projects and could significantly reduce or entirely eliminate the revenues generated by one or more of the projects, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow.

The costs of compliance with environmental laws and of obtaining and maintaining environmental permits and governmental approvals required for construction and/or operation, which currently are significant, may increase in the future and could materially and adversely affect our business, financial condition, future results and cash flow; any non-compliance with such laws or regulations may result in the imposition of liabilities which could materially and adversely affect our business, financial condition, future results and cash flow.

Our projects are required to comply with numerous domestic and foreign federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Some of the environmental permits and governmental approvals that have been issued to the projects contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs. In addition, we may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of the projects. As of the date of this registration statement, we have not yet obtained certain permits and government approvals required for the completion and successful operation of projects under construction or enhancement. In addition, a nearby municipality has informed our Amatitlan project that an additional building permit should be obtained from such municipality before construction commences. In what appears to be a related occurrence, a group of demonstrators from the municipality have attempted to disrupt the access road to our Amatitlan project. A separate group of demonstrators from another municipality have turned out in support of the project, and Guatemalan authorities have assisted in maintaining access to the project. Our failure to renew, maintain or obtain required permits or governmental approvals, including the permits and approvals necessary for operating projects under construction or enhancement and the Amatitlan project, could cause our operations to be limited or suspended. Environmental laws, ordinances and regulations affecting us can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us.

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

We may not be able to successfully integrate companies which we may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

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

The power generation industry is characterized by intense competition from electric utilities, other power producers and power marketers. In recent years, there has been increasing competition in the sale of electricity, in part due to excess capacity in a number of U.S. markets and an emphasis on short-term or ‘‘spot’’ markets, and competition has contributed to a reduction in electricity prices. For the most part, we expect that power purchasers interested in long-term arrangements will engage in ‘‘competitive bid’’ solicitations to satisfy new capacity demands. This competition could adversely affect our ability to obtain power purchase agreements and the price paid for electricity by the relevant power purchasers. There is also increasing competition between electric utilities. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will put further pressure on power purchasers to reduce the prices at which they purchase electricity from us.

The existence of a prolonged force majeure event or a forced outage affecting a project could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow.

The operation of our subsidiaries' geothermal power plants is subject to a variety of risks discussed elsewhere in these risk factors, including events such as fires, explosions, earthquakes, landslides, floods, severe storms or other similar events.

If a project experiences an occurrence resulting in a force majeure event, our subsidiary owning that project would be excused from its obligations under the relevant power purchase agreement. However, the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected project or plant so long as the force majeure event continues and, pursuant to certain of our power purchase agreements, will have the right to prematurely terminate the power purchase agreement. Additionally, to the extent that a forced outage has occurred, the relevant power purchaser may not be required to make any capacity and/or energy payments to the affected project, and if as a result the project fails to attain certain performance requirements under certain of our power purchase agreements, the purchaser may have the right to permanently reduce the contract capacity (and, correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the power purchase agreement. As a consequence, we may not receive any net revenues from the affected project or plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period, and may incur significant liabilities in respect of past amounts required to be refunded. Accordingly, our business, financial condition, future results and cash flows could be materially and adversely affected. Recently, due to hurricane activity, the access roads and the piping from the wells to the Zunil power plant were damaged and as a result, the project was not in operation from October 14, 2005 to March 10, 2006.

The existence of a force majeure event or a forced outage affecting the transmission system of the Imperial Irrigation District could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow.

If the transmission system of the Imperial Irrigation District experiences a force majeure event or a forced outage which prevents it from transmitting the electricity from the Heber 1 and 2 projects or the Ormesa project to the relevant power purchaser, the relevant power purchaser would not be required to make energy payments for such non-delivered electricity and may not be required to make any capacity payments with respect to the affected project so long as such force majeure event or forced outage continues. Our revenues for the year ended December 31, 2005, from the projects utilizing the Imperial Irrigation District transmission system, were approximately $85.9 million. The impact of such force majeure would depend on the duration thereof, with longer outages resulting in greater revenue loss.

Some of our leases will terminate if we do not extract geothermal resources in ‘‘commercial quantities’’, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

Most of our geothermal resource leases are for a fixed primary term, and then continue for so long as geothermal resources are extracted in ‘‘commercial quantities’’ or pursuant to other terms of extension. The land covered by some of our leases is undeveloped and has not yet produced geothermal resources in ‘‘commercial quantities’’. Leases that cover land which remains undeveloped and does not produce, or does not continue to produce, geothermal resources in commercial quantities and leases that we allow to expire, will terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable project is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from, or inject geothermal resources into, such premises or secure rights to alternate geothermal resources or lands suitable for injection, all of which may not be possible or could result in increased cost to us, which could materially and adversely affect our business, financial condition, future results and cash flow.

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

The fee interest in the land which is the subject of some of our leases (or subleases) may currently be or may become subject to encumbrances securing loans from third party lenders to the lessor (or sublessor). Our rights as lessee (or sublessee) under such leases (or subleases) are or may be subject and subordinate to the rights of any such lender. Accordingly, a default by the lessor (or sublessor) under any such loan could result in a foreclosure on the underlying fee interest in the property and thereby terminate our leasehold interest and result in the shutdown of the project located on the relevant property and/or terminate our right of access to the underlying geothermal resources required for our operations.

In addition, a default by a sublessor under its lease with the owner of the property that is the subject of our sublease could result in the termination of such lease and thereby terminate our sublease interest and our right to access the underlying geothermal resources required for our operations.

Current and future urbanizing activities and related residential, commercial and industrial developments may encroach on or limit geothermal activities in the areas of our projects, thereby affecting our ability to utilize, access, inject and/or transport geothermal resources on or underneath the affected surface areas.

Current and future urbanizing activities and related residential, commercial and industrial development may encroach on or limit geothermal activities in the areas of our projects, thereby affecting our ability to utilize, access, inject and/or transport geothermal resources on or underneath the affected surface areas. In particular, the Heber projects and the Gould project rely on an area, which we refer to as the Heber Known Geothermal Resource Area or Heber KGRA, for the geothermal resource necessary to generate electricity at the Heber projects and Gould project. Imperial County has adopted a ‘‘specific plan area’’ that covers the Heber KGRA, which we refer to as the ‘‘Heber Specific Plan Area’’. The Heber Specific Plan Area allows commercial, residential, industrial and other employment oriented development in a mixed-use orientation, which currently includes geothermal uses. Several of the landowners from whom we hold geothermal leases have expressed an interest in developing their land for residential, commercial, industrial or other surface uses in accordance with the parameters of the Heber Specific Plan Area. Currently, Imperial County's Heber Specific Plan Area is coordinated with the cities of El Centro and Calexio. There has been ongoing underlying interest since the early 1990s to incorporate the community of Heber. While any incorporation process would likely take several years, if Heber were to be incorporated, the City of Heber could replace Imperial County as the governing land use authority, which, depending on its policies, could have a significant effect on land use and availability of geothermal resources.

Current and future development proposals within Imperial County and the City of Calexico, applications for annexations to the City of Calexico, and plans to expand public infrastructure may affect surface areas within the Heber KGRA, thereby limiting our ability to utilize, access, inject and/or transport the geothermal resource on or underneath the affected surface area that is necessary for the operation of our Heber projects and Gould project, which could adversely affect our operations and reduce our revenues.

Current transportation construction works and urban developments in the vicinity of our Steamboat complex of projects in Nevada may also affect future permitting for geothermal operations relating to those projects. Such works and developments include the extension of an interstate highway (to be named U.S. 580) by the Nevada Department of Transportation, the construction of a new casino hotel and other commercial or industrial developments on land in the vicinity of our Steamboat projects.

We depend on key personnel for the success of our business.

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel. In particular, our success depends on the continued efforts of Lucien

Bronicki, Dita Bronicki, Hezy Ram, Nadav Amir, Yoram Bronicki and other key employees. The loss of the services of any key employee could materially harm our business, financial condition, future results and cash flow. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with Lucien Bronicki, Dita Bronicki, Hezy Ram and Yoram Bronicki, such members of our senior management may terminate their employment agreements without cause and with notice periods ranging from 90 to 180 days. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

Our projects have generally been financed through a combination of parent company loans and limited− or non-recourse project finance debt and lease financing. If our project subsidiaries default on their obligations under such limited− or non-recourse debt or lease financing, we may be required to make certain payments to the relevant debt holders and if the collateral supporting such leveraged financing structures is foreclosed upon, we may lose certain of our projects.

Our projects have generally been financed using a combination of parent company loans and limited or non-recourse project finance debt or lease financing. Non-recourse project finance debt or lease financing refers to financing arrangements that are repaid solely from the project’s revenues and are secured by the project’s physical assets, major contracts, cash accounts and, in many cases, our ownership interest in the project subsidiary. Limited− recourse project finance debt refers to our additional agreement, as part of the financing of a project, to provide limited financial support for the project subsidiary in the form of limited guarantees, indemnities, capital contributions and agreements to pay certain debt service deficiencies. If our project subsidiaries default on their obligations under the relevant debt documents, creditors of a limited recourse project financing will have direct recourse to us, to the extent of our limited recourse obligations, which may require us to use distributions received by us from other projects, as well as other sources of cash available to us, in order to satisfy such obligations. In addition, if our project subsidiaries default on their obligations under the relevant debt documents (or a default under such debt documents arises as a result of a cross-default to the debt documents of some of our other projects) and the creditors foreclose on the relevant collateral, we may lose our ownership interest in the relevant project subsidiary or our project subsidiary owning the project would only retain an interest in the physical assets, if any, remaining after all debts and obligations were paid in full.

Changes in costs and technology may significantly impact our business by making our power plants and products less competitive.

A basic premise of our business model is that generating baseload power at geothermal power plants achieves economies of scale and produces electricity at a competitive price. However, traditional coal-fired systems and gas-fired systems may under certain economic conditions produce electricity at lower average prices than our geothermal plants. In addition, there are other technologies that can produce electricity, most notably fossil fuel power systems, hydroelectric systems, fuel cells, microturbines, windmills and photovoltaic (solar) cells. Some of these alternative technologies currently produce electricity at a higher average price than our geothermal plants; however, research and development activities are ongoing to seek improvements in such alternate technologies and their cost of producing electricity is gradually declining. It is possible that advances will further reduce the cost of alternate methods of power generation to a level that is equal to or below that of most geothermal power generation technologies. If this were to happen, the competitive advantage of our projects may be significantly impaired.

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

Even if we adequately protect our intellectual property rights, litigation may be necessary to enforce these rights, which could result in substantial costs to us and a substantial diversion of management attention. Also, while we have attempted to ensure that our technology and the operation of our business do not infringe other parties’ patents and proprietary rights, our competitors or other parties may assert that certain aspects of our business or technology may be covered by patents held by them. Infringement or other intellectual property claims, regardless of merit or ultimate outcome, can be expensive and time-consuming and can divert management’s attention from our core business.

We are subject to risks associated with a changing economic and political environment, which may adversely affect our financial stability or the financial stability of our counterparties.

The risk of terrorist attacks in the United States or elsewhere continues to remain a potential source of disruption to the nation’s economy and financial markets in general. The availability and cost of capital for our business and that of our competitors has been adversely affected by the bankruptcy of Enron Corp. and events related to the California electric market crisis. Additionally, the recent rise in fuel costs may make it more expensive for our customers to operate their businesses. These events could constrain the capital available to our industry and could adversely affect our financial stability and the financial stability of our transaction counterparties.

Possible fluctuations in the cost of construction, raw materials and drilling may materially and adversely affect our business, financial condition, future results and cash flow.

Our manufacturing operations are dependent on the supply of various raw materials, including primarily steel and aluminum, and on the supply of various industrial equipment components that we use. We currently obtain all such materials and equipment at prevailing market prices. We are not dependent on any one supplier and do not have any long-term agreements with any of our suppliers. We have recently experienced increases in the cost of raw materials and in transportation costs. We have also experienced an increase in construction costs, which we expect may intensify due to recent hurricane activity, and an increase in drilling costs. To the extent not otherwise passed along to our customers, these and future cost increases of such raw materials and equipment could adversely affect our profit margins.

Conditions in Israel, where the majority of our senior management and all of our production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products or manage our projects.

Operations in Israel accounted for approximately 25.2%, 25.6% and 51% of our operating expenses in the year ended December 31, 2005, 2004 and 2003, respectively. Political, economic and security conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip. As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. We could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel.

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

Failure to comply with certain conditions and restrictions associated with tax benefits provided to Ormat Systems Ltd. by the Government of Israel as an ‘‘approved enterprise’’ may require us to refund such tax benefits and pay future taxes in Israel at higher rates.

Our subsidiary, Ormat Systems Ltd., which we refer to as Ormat Systems, has received ‘‘approved enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959, with respect to two of its investment programs. As an approved enterprise, our subsidiary is exempt from Israeli income taxes with respect to revenues derived from the approved investment program for a period of two years commencing on the year it first generates profits from the approved investment program, and thereafter such revenues are subject to a reduced Israeli income tax rate of 25% for an additional five years. These benefits are subject to certain conditions set forth in the certificate of approval from Israel’s Investment Center, which include, among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length, and that there will be no change in control of, on a cumulative basis, more than 49% of Ormat Systems’ capital stock (including by way of a public or private offering) without the prior written approval of the Investment Center. If Ormat Systems does not comply with these conditions, in whole or in part, it would be required to refund the amount of tax benefits (as adjusted by the Israeli consumer price index and for accrued interest) and would no longer benefit from the reduced Israeli tax rate, which could have an adverse effect on our financial condition, future results and cash flow. If Ormat Systems distributes dividends out of revenues derived during the tax exemption period from the approved investment program, it will be subject, in the year in which such dividend is paid, to Israeli income tax on the distributed dividend.

If our parent defaults on its lease agreement with the Israel Land Administration, or is involved in a bankruptcy or similar proceeding, our rights and remedies under certain agreements pursuant to which we acquired our products business and pursuant to which we sublease our land and manufacturing facilities from our parent may be adversely affected.

We acquired our business relating to the manufacture and sale of products for electricity generation and related services from our parent, Ormat Industries. In connection with that acquisition, we entered into a sublease with Ormat Industries for the lease of the land and facilities in Yavne, Israel where our manufacturing and production operations are conducted and where our Israeli offices are located. Under the terms of our parent’s lease agreement with the Israel Land Administration, any sublease for a period of more than five years may require the prior approval of the Israel Land Administration. As a result, the initial term of our sublease with Ormat Industries is for a period of four years and eleven months beginning on July 1, 2004, extendable to twenty-five years less one day (which includes the initial term). The consent of the Israel Land Administration was obtained for a period of the shorter of (i) 25 years or (ii) the remaining period of the underlying lease agreement with the Israel Land Administration, which terminates between 2018 and 2047. If our parent was to breach its obligations to the Israel Land Administration under its lease agreement, the Israel Land Administration could terminate the lease agreement and, consequently, our sublease would terminate as well.

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

We are a holding company whose primary assets are our ownership of the equity interests in our subsidiaries. We conduct no other business and, as a result, we depend entirely upon our subsidiaries’ earnings and cash flow.

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

Three of our seven directors are directors and/or officers of Ormat Industries. These directors will have fiduciary duties to both companies and may have conflicts of interest on matters affecting both us and our parent, and in some circumstances may have interests adverse to our interests. Our Chairman, Director and Chief Technology Officer, Mr. Bronicki, is the Chairman of our parent, and our Chief Executive Officer and Director, Mrs. Bronicki, is the Chief Executive Officer of our parent.

Our controlling stockholders may take actions that conflict with your interests.

Ormat Industries holds approximately 77.2% of our common stock. Bronicki Investments Ltd. holds approximately 29.82% of outstanding shares of common stock of Ormat Industries Ltd. as of March 5, 2006 (27.50% on a fully diluted basis). Bronicki Investments Ltd. is a privately held Israeli company and is controlled by Lucien and Dita Bronicki. Because of these holdings, our parent company will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. For example, our controlling stockholders will be able to control the sale or other disposition of our products business to another entity or the transfer of such business outside of the State of Israel; as such action requires the affirmative vote of at least 75% of our outstanding shares.

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

In addition, the stock market in general, and the New York Stock Exchange and the market for energy companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business, financial condition, future results and cash flow.

Future sales of common stock by some of our existing stockholders could cause our stock price to decline.

As of the date of this report, our parent, Ormat Industries, holds approximately 77.2% of our outstanding common stock and some of our directors, officers and employees also hold shares of our outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline. On November 10, 2004, we entered into a registration rights agreement with Ormat Industries whereby Ormat Industries may require us to register our common stock held by it or its directors, officers and employees with the Securities and Exchange Commission or to include our common stock held by it or its directors, officers and employees in an offering and sale by us.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could adversely affect the value of our common stock.

Our restated certificate of incorporation and our bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. These provisions do not permit actions by our stockholders by written consent. In addition, these provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our Board of Directors is classified into three classes of directors serving staggered, three-year terms and may be removed only for cause. Any vacancy on the Board of Directors may be filled only by the vote of the majority of directors then in office. Our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to institute a ‘‘poison pill’’ that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

The Sarbanes-Oxley Act of 2002 imposes significant regulatory, corporate and operational requirements on the Company. Failure to comply with such provisions may have significant adverse consequences to the Company

As a public company, we are subject to the Sarbanes-Oxley Act of 2002 (the SOX Act). The SOX Act contains a variety of provisions affecting public companies, including but not limited to, corporate governance requirements, our relationship with our auditors, evaluation of our internal disclosure controls and procedures and evaluation of our internal control over financial reporting. See Management's Report on Internal Control over Financial Reporting and Item 9A.—"Controls and Procedures".

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We currently lease corporate offices at 980 Greg Street, Sparks, Nevada 89431 and at 6225 Neil Road, Reno, Nevada 89511-1136. We plan to move all of our corporate offices to the Neil Road location during 2006 and thereafter terminate the lease at 980 Greg Street. We also occupy an approximately 66,000 square meter office and manufacturing facility located in the Industrial Park of Yavne, Israel, which we sublease from Ormat Industries. See ‘‘Certain Relationships and Related Transactions’’. We also lease small offices in each of the countries in which we operate.

We believe that our current facilities are adequate for our operations as currently conducted. If additional facilities are required, we believe that we could obtain additional facilities at commercially reasonable prices.

Each of our projects is located on property leased or owned by us or one of our subsidiaries, or is a property that is subject to a concession agreement.

Information and descriptions of our plants and properties are included in Item 1, ‘‘Business’’, of this annual report.

ITEM 3.    LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the fiscal year 2005, other than as described below.

As a result of our acquisition of the Steamboat 1 and 1A plants, our subsidiary Steamboat Geothermal LLC has become a party to litigation pending in the Second Judicial District Court in Washoe County, Nevada with Geothermal Development Associates and Delphi Securities, Inc. In April 2002, these plaintiffs initiated a lawsuit against the former owner and operator of the Steamboat 1/1A project. The plaintiffs dispute amounts owed to them pursuant to an agreement, dated July 14, 1985, pursuant to which Geothermal Development Associates assigned all of its right, title, and interest in the subject geothermal leasehold property in exchange for a net operating royalty interest in the revenues of the Steamboat 1 plant. The plaintiffs allege damages based upon three separate theories: (i) that the actions of the former owner in developing the Steamboat 1A plant have decreased the output of the Steamboat 1 plant; (ii) that general, administrative, and corporate expenses included by the former owner in the calculation of the net royalty amount were overstated for the years 2000 and 2001; and (iii) that, in addition to its royalty interest in the revenues from the Steamboat 1 plant, plaintiffs are entitled to a net revenue royalty interest from the Steamboat 1A plant. The matter was originally set for a trial in September 2003, but the trial date was adjourned in order to allow the plaintiffs to obtain substitute counsel. Initial evidentiary disclosures and discovery requests had been made before the trial was adjourned. No dispositive motions are pending before the Court and the trial date has not been rescheduled. We have initiated settlement discussions with the plaintiffs. As of December 31, 2005 and January 9, 2006, Steamboat Geothermal LLC entered into a sales, settlement and release agreement and an assignment agreement, respectively, with Woodside

Properties LLC, the assignee of 37% of Geothermal Development Associates’ right to net operating revenues, whereby Steamboat Geothermal LLC was assigned 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with Geothermal Development Associates. As part of this litigation, we have received a letter from the plaintiffs in which they assert that, in addition to the amounts they claim are owed to them, they are also entitled to a reasonable net operating royalty payment from our Burdette project. We believe that such assertion is without merit, and that any outcome of such litigation or settlement discussions will not have a material impact on our results of operations.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. Southern California Edison contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to Southern California Edison’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an interim agreement; whereby Southern California Edison will continue procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition, a long-term power purchase agreement is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations in connection with the long-term power purchase agreement are still under way and there is no guarantee that such negotiations will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on us.

We are a party in a third-party complaint filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the Henrys) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (MPSG). We entered into a supply contract with MPSG dated as of December 29, 2003, under which we were retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (Basin). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG's corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin's complaint in the bankruptcy proceeding and also filed a third-party complaint against us, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against us for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, we filed an answer denying the Henrys' claims and asserting counterclaims against the Henrys. We believe that we have no liability to the Henrys and intend to defend vigorously against the Henrys’ claims in the bankruptcy proceeding.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol ‘‘ORA’’. Public trading of our stock commenced on November 11, 2004. Prior to that, there was no public market for our stock. The approximate number of holders of record of our common stock was seven on March 24, 2006. On March 24, 2006, our stock’s closing price as reported on the New York Stock Exchange was $41.05 per share.

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

Notwithstanding this policy, dividends will be paid only when, as and if approved by our Board of Directors out of funds legally available therefore. The actual amount and timing of dividend payments will depend upon our financial condition, results of operations, business prospects and such other matters as the board may deem relevant from time to time. Even if profits are available for the payment of dividends, the Board of Directors could determine that such profits should be retained for an extended period of time, used for working capital purposes, expansion or acquisition of businesses or any other appropriate purpose. As a holding company, we are dependent upon the earnings and cash flow of our subsidiaries in order to fund any dividend distributions and, as a result, we may not be able to pay dividends in accordance with our policy. Our Board of Directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy.

In fiscal year 2004, we declared, approved and authorized the payment of a dividend to our stockholders of record on October 21, 2004, related to the year 2004 profits in the aggregate amount of $2.5 million ($0.1025 per share). The dividend was paid on March 2, 2005. On March 22, 2005 we declared, approved and authorized payment of an additional dividend of $0.03 per share, based on the number of shares issued and outstanding at March 22, 2005, on account of fourth quarter profits, to all holders of our issued and outstanding shares of common stock on April 4, 2005. This additional dividend was paid on April 18, 2005. On May 10, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on May 23, 2005, which was paid on June 6, 2005. On August 11, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on August 22, 2005, which was paid on September 1, 2005. On November 9, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on November 29, 2005, payable on December 6, 2005. On March 7, 2006, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on March 28, 2006, payable on April 4, 2006.

Ormat Technologies, Inc. (ORA) – High and Low Prices for the years 2004 and 2005, and from January 1 until March 24, 2006:

	Fourth Quarter 2004*	First Quarter 2005	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005	January 1 to March 24, 2006
High:	$18.70	$16.50	$19.20	$24.10	$29.10	$43.94
Low:	$15.20	$14.50	$13.88	$18.25	$18.80	$26.34

* Note: Our common stock began public trading on November 2004 and no prior information is therefore available.

Equity Compensation Plan Information

For information on our equity compensation plan, refer to Item 12 ‘‘Security Ownership of Certain Beneficial Owners and Management’’.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 30, 2004, we issued 1,160,714 shares of our common stock to Ormat Industries in connection with the conversion of a $20.0 million loan to equity. We have relied on the private placement exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended, with respect to the issuance of such shares.

Registration Statement on Form S-1

On November 10, 2004, the SEC declared effective our registration statement on Form S-1 (File No. 333-117527) (Registration Statement) for our Initial Public Offering. Under the Registration Statement, we registered and sold 7,187,500 shares of our common stock. All of the 7,187,500 shares sold in that offering were sold at $15.00 per share. The offering closed on November 16, 2004. The underwriting syndicate was managed by Lehman Brothers Inc., Deutsche Bank Securities Inc., RBC Capital Markets Corporation and Wells Fargo Securities LLC.

The aggregate gross proceeds from the sale of 7,187,500 shares of common stock were $107.8 million. The aggregate net proceeds to us after the offering were $97.0 million, after deducting an aggregate of $7.5 million in underwriting discounts and commissions paid to the underwriters and $3.3 million in other expenses incurred in connection with the offering.

As of the date of this annual report, we have repaid third party loans in the amount of $26.4 million and used $70.6 million for corporate purposes, including $45.0 million for capital expenditures and $7.0 million to repay loans from our parent Ormat Industries Ltd.

In view of the above, it the Company’s belief that all proceeds in connection with the events stated above have been fully used and, therefore, that the reporting of such use in quarterly and annual reports to the Securities and Exchange Commission is hereby completed.

Registration Statement on Form S-3

On January 17, 2006, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on January 31, 2006. The shelf registration statement provides us with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of our company, from time to time during a period of three years, in one or more offerings up to a total dollar amount of $1 billion. As of the date of the filing of this annual report, we have not issued any securities or received any proceeds pursuant to the shelf registration.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 from our audited consolidated financial statements set forth in Part II Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2002 and 2001, and as of December 31, 2003, 2002 and 2001 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements set forth in Part II Item 8 of this annual report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Electricity Segment:
Energy and capacity	$104,975	$100,281	$77,752	$65,491	$33,956
Lease portion of energy and capacity	70,963	58,550	—	—	—
Lease income	1,431	—	—	—	—
Total Electricity Segment	177,369	158,831	77,752	65,491	33,956
Products Segment	60,623	60,399	41,688	20,138	13,959
Total revenues	237,992	219,230	119,440	85,629	47,915
Cost of revenues:
Electricity Segment:
Energy and capacity	70,328	63,300	46,726	33,482	12,536
Lease portion of energy and capacity	30,215	26,442	—	—	—
Lease expense	3,072	—	—	—	—
Total Electricity Segment	103,615	89,742	46,726	33,482	12,536
Products Segment	45,236	46,336	29,494	17,293	17,454
Total cost of revenues	148,851	136,078	76,220	50,775	29,990
Gross margin:	89,141	83,152	43,220	34,854	17,925
Operating expenses (income):
Research and development expenses	3,036	2,175	1,391	1,503	1,729
Selling and marketing expenses	7,876	7,769	7,087	6,051	6,535
General and administrative expenses	14,320	11,609	9,252	7,073	5,444
Gain on sale of geothermal resource rights	—	(845)	—	—	—
Operating income	63,909	62,444	25,490	20,227	4,217
Other income (expense):
Interest income	4,308	1,316	607	609	1,323
Interest expense	(55,317)	(42,785)	(8,120)	(6,179)	(4,333)
Foreign currency translation and
transaction gain (loss)	(439)	(146)	(316)	(323)	305
Other non-operating income	512	112	464	1,195	300
Income from continuing operations
before income taxes, minority
interest and equity in income of investees	12,973	20,941	18,125	15,529	1,812
Income tax provision	(4,690)	(6,609)	(2,506)	(6,135)	(3,065)
Minority interest in earnings of subsidiaries	—	(108)	(519)	(1,194)	(645)
Equity in income of investees	6,894	3,567	559	314	166
Income (loss) from continuing operations	15,177	17,791	15,659	8,514	(1,732)
Discontinued operations:
Loss from operations of discontinued
activities in Kazakhstan	—	—	—	(3,114)	(4,681)
Loss on sale of Kazakhstan operations	—	—	—	(6,444)	—
Income (loss) before cumulative effect of
change in accounting principle	15,177	17,791	15,659	(1,044)	(6,413)
Cumulative effect of change in accounting principle (net of tax benefit of $125,000)	—	—	(205)	—	—
Net income (loss)	$15,177	$17,791	$15,454	$(1,044)	$(6,413)

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Basic and diluted earnings (loss) per share:
Income from continuing operations	$0.48	$0.72	$0.67	$0.37	$(0.07)
Loss from discontinued operations	—	—	—	(0.41)	(0.20)
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—
Net income (loss)	$0.48	$0.72	$0.66	$(0.04)	$(0.27)
Weighted average number of shares outstanding	31,563	24,806	23,214	23,214	23,214
Balance Sheet Data (at end of year):
Cash and cash equivalents	$26,976	$36,750	$8,873	$36,684	$13,202
Working capital (deficit)	36,616	50,341	2,677	(79,853)	(50,459)
Property, plant and equipment, net (including construction-in process)	620,091	527,003	379,133	180,118	153,740
Total assets	914,480	850,088	543,138	287,378	226,617
Long-term debt (including current portion)	365,539	384,515	260,488	95,807	91,321
Notes payable to Parent (including current portion)	171,805	193,852	177,004	—	—
Stockholders' equity	182,259	167,914	36,975	27,837	22,966

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See ‘‘Cautionary Note Regarding Forward-Looking Statements’’. You should also review Item 1A — ‘‘Risk Factors’’ for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

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

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources. It will also include our investment in power plants producing electricity from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the year ended December 31, 2005, our Electricity Segment represented approximately 74.5% of our total revenues, while our Products Segment represented approximately 25.5% of our total revenues during such period.

In the year ended December 31, 2005, total Electricity Segment revenues from the sale of electricity by our wholly owned power plants were $177.4 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project for the year ended December 31, 2005 were $19.2 million. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the year ended December 31, 2005.

Our Electricity Segment operations are conducted in the United States and throughout the world. We have increased our net ownership interest in generating capacity by 21 MW between December 31, 2004 and December 31, 2005, of which 13MW was attributable to the construction of the Burdette geothermal power plant in Nevada and 9 MW was attributable to increased generating capacity of our existing geothermal power plants resulting from improvements to the geothermal well fields. We experienced a 1 MW reduction in generating capacity at our Momotombo project as a result of mechanical problems in one of the project’s well. Since January 1, 2001, we have completed various acquisitions of geothermal power plants in the United States with an aggregate acquisition cost, net of cash received, of $503.9 million. We also own or control as well as operate geothermal projects in Guatemala, Kenya, Nicaragua and the Philippines.

Our Products Segment operations are also conducted in the United States and throughout the world. For the year ended December 31, 2005, revenues attributable to our Products Segment were $60.6 million. We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. During the year ended December 31, 2005, we entered into two supply agreements and one supply and construction agreement for recovered energy projects for an aggregate value of approximately $15.8 million.

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

During the year ended December 31, 2005, our total revenues increased by 8.6% (from $219.2 to $238.0 million) over the previous year. It is important to note, however, that the year ended December 31, 2005 is the first year in which our total revenues included all revenues generated by power plants that we acquired during the twelve months preceding December 31, 2004. Accordingly, our results of operations for the various years covered by our consolidated financial statements set forth in Part II Item 8 of this annual report may not be comparable with each other or indicative of future results.

During the years ended December 31, 2005 and 2004, our U.S. projects generated 1,799,072 MWh and 1,698,879 MWh, respectively, which include our 50% share in the Mammoth project.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation due to increasing gas prices and as a result of newly enacted legislative and regulatory incentives, such as state renewable portfolio standards. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States, the rise in oil and gas prices and further introduction of renewable portfolio standards as the most significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005, our primary activity was the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects, as discussed elsewhere in this annual report. As a result, growth in revenues and overall generating capacity in 2005 was more moderate than the previous two years which were characterized by significant acquisitions. However, we expect that this investment in organic growth will result in a significant increase in our total generating capacity and a corresponding increase in our consolidated revenues as well as in our operating income attributable to our Electricity Segment in 2006, as compared with 2005.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 22 states and the District of Colombia, including California, Nevada and Hawaii (where we have been the most active in our geothermal development and in which all of our U.S. projects are located). In each of these states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	Outside of the United States, we expect that a variety of governmental initiatives, including the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources, will create new opportunities for the development of new projects as well as create additional markets for our remote power units and other products.

•	We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We are initially targeting the North American market and, thereafter, we intend to leverage our success in that market in order to expand such operations throughout the world. If our expectations regarding the growth in demand for our recovered energy units are not met, we may not be able to generate the revenues we expect from such operations.

•	We expect the revenues from our Products Segment in 2006 to be similar to the revenue level we achieved in 2005. In pursuing new orders, we participate in tenders for projects and proposals for installations and identify and monitor markets, which utilize or plan to utilize geothermal energy, and in which geothermal resources are available. Over the long-term, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business as a percentage of the total revenues from our Product Segment will increase.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	In the last year, competition from the wind power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Such risks include the ongoing privatization of the electricity industry in the Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest and strengthening of unions in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain political risk insurance as an attempt to mitigate such risks, such insurance does not provide complete coverage with respect to all such risks.

•	We have experienced recent increases in the cost of raw materials required for our equipment manufacturing activities, which we believe have resulted primarily from increased demand in the Chinese market for such raw materials, and increases in the cost to transport our products. Additionally, we have experienced an increase in drilling costs and a shortage in drilling equipment, which we believe is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs, particularly in the United States, due to rising prices attendant to a significant increase in activities in the construction industry, which we expect to intensify due to recent hurricane activity in the Gulf Coast and Southeastern regions of the United States. An increase in such costs may have an adverse effect on our financial condition and results of operations.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’ of 1.9 cents per kWh. It may be claimed on the electricity output of new geothermal power plants put into service during a ‘‘window period’’ that runs from October 23, 2004 through December 31, 2007. The window had been scheduled to close at the end of this year, but the new act extended it. Credit may be claimed for five years on the output from any new geothermal power plants put into service during the first part of the window period from October 23, 2004 to August 8, 2005. Plants put into service during the remainder of the ‘‘window period’’ qualify for 10 years of tax credits. Production tax credits may improve our financial results. We, as the owner of any project that would be put in service during the remainder of this "window period", would have to choose between this production tax credit and a 10% investment tax credit. Some of our power purchase agreements allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

•	The Energy Policy Act of 2005, as mentioned above, authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which has a contract with Sierra Pacific Power Company that expires in 2006) are long-term. FERC has recently proposed to eliminate the utility's purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the proposed rulemaking, FERC expressly noted that the California Independent System Operator (CAISO) has the right to file an application to seek relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

Revenues

We generate our revenues primarily from the sale of electricity from our geothermal power plants, the design, manufacture and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements; however, such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’. Our power purchase agreements generally provide for the payment of capacity payments, energy payments, or both. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our power purchase agreements provide for bonus payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser’s short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others).

The lease income related to the Puna refinancing, which is accounted for as an operating lease transaction, is included as a separate line item in our Electricity Segment revenues (See "—Letters of Credit and Off Balance Sheet Arrangements"). We analyze such revenue on a combined basis with other revenues in our Electricity Segment for management purposes.

As required by Emerging Issues Task Force No. 01-8, Determining Whether an Arrangement Contains a Lease, we assessed all of our power purchase agreements acquired since July 1, 2003, and concluded that all such agreements related to our Heber 1 and 2, Steamboat 2/3, Steamboat Hills, and Puna projects contained a lease element requiring lease accounting. Accordingly, revenue related to the lease element of the agreements is presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy presented as ‘‘energy and capacity’’ revenue in our consolidated financial statements.

As the lease revenue and the energy and capacity revenues are derived from the same arrangement and both fall within our Electricity Segment, we analyze such revenues, and related costs, on a combined basis for management purposes.

Revenues attributable to our Products Segment are generally unpredictable because larger customer orders for our products are typically a result of our participating in, and winning, tenders issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, our revenues from our Products Segment fluctuate (and at times, extensively) from period to period.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues in Thousands			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
	(in thousands)
Revenues
Electricity Segment	$177,369	$158,831	$77,752	74.5%	72.4%	65.1%
Products Segment	60,623	60,399	41,688	25.5	27.6	34.9
Total	$237,992	$219,230	$119,440	100.0%	100.0%	100.0%

Geographical breakdown of revenues

For the years ended December 31, 2005, 2004, and 2003, respectively, 87.8%, 84.7% and 56.4% of the revenues attributable to our Electricity Segment were generated in the United States. During the past three fiscal years, the percentage of our total revenues attributable to the sale of electricity in the United States has increased significantly, as compared to the percentage of our total revenues that is attributable to the sale of electricity by our foreign projects that has declined commensurately. The revenues of our foreign projects for the years ended December 31, 2005 and 2004 also decreased due to the deconsolidation of the Leyte Project from our consolidated financial statements as of April 1, 2004. The increase in our Electricity Segment is largely attributable to our recent acquisition of various projects in the United States. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the years indicated:

	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
	(in thousands)
United States	$155,646	$134,576	$43,847	87.8%	84.7%	56.4%
Foreign	21,723	24,255	33,905	12.2	15.3	43.6
Total	$177,369	$158,831	$77,752	100.0%	100.0%	100.0%

Historically, revenues attributable to our Products Segment, after giving effect to the elimination of intercompany transactions, have been derived primarily from outside of the United States, which is reflective of the historical demand in the United States described elsewhere in this annual report. Since 2003, we have begun to generate revenues attributable to our Products Segment in the United States as well. However, as a result of the fluctuation and unpredictability of the revenues attributable to our Products Segment and the impact that a few sales or engineering, procurement and construction (EPC) contracts can have on the geographic distribution of such revenues, the geographical distribution of such revenues may not be indicative of any developing trends or of our future results.

Seasonality

The demand for the electricity generated by our domestic projects and the prices paid for such electricity pursuant to some of our power purchase agreements are subject to seasonal variations. The demand for electricity from the Heber 1 and 2 projects, the Mammoth project and the Ormesa project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variations in Nevada. The demand for electricity from the Puna project is balanced due to the equatorial temperature in Hawaii (with less pronounced temperature variations during the year). In California, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes in prices during the year payable pursuant to our power purchase agreement for the Puna project and the Nevada projects. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by the power purchaser in California in the summer months as a result of the increase in demand and in prices have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

Breakdown of Expenses

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as salaries, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts and third-party services are not incurred on a regular basis, which results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna refinancing is included as a separate line item in our Electricity Segment cost of revenues (See ‘‘Letters of Credit and Off Balance Sheet Arrangements’’). We analyze such cost on a combined basis with other cost of revenues in our Electricity Segment for management purposes.

Payments made to government agencies and private entities as compensation for the use of the relevant geothermal resources and site leases where plants are located are included in cost of revenues.

Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of cost of revenues, and are paid as a percentage of the revenues derived from the associated geothermal rights. For the year ended December 31, 2005, royalties were approximately 3.9% of the electricity revenues.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of December 31, 2005 decreased to $70.5 million from $125.9 million as of December 31, 2004, principally due to the combination of the repayment of long-term debt to our parent and to third parties, to fund capital expenditures and the designation to restricted cash of amounts that will be used to maintain debt service reserves, offset by an increase of $134.9 million by cash flows from operating activities (including $83.0 million as a result of the refinancing of the Puna project acquisition on May 19, 2005 and December 30, 2005).

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements set forth in Part II Item 8 of this annual report. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Such estimates are based on management’s historical experience, the terms of existing contracts, management’s observance of trends in the geothermal industry, information provided by our customers and information available to management from other outside sources, as appropriate. Such estimates are subject to an inherent degree of uncertainty. Our critical accounting policies include:

•	Revenues and Cost of Revenues. Revenues related to the sale of electricity from our geothermal power plants, and capacity payments paid in connection with such sales, are recorded based upon output delivered and capacity provided by such power plants at rates specified pursuant to the relevant power purchase agreements. Lease income and lease expense are recognized ratably over the lease periods. Revenues generated from engineering and operating services and sales of products and parts are recorded once the service is provided or product delivery is made, as applicable. Revenues generated from the construction of geothermal and recovered energy power plant equipment and other equipment on behalf of third parties is recognized on the percentage completion method, which is the relationship between costs actually incurred and total estimated costs to completion. Such cost estimate is made by management in part based on prior operations and in part based on specific project characteristics and designs. If management’s estimates utilized with respect to our Products Segment of total estimated costs to completion are inaccurate, then the percentage of completion will also be inaccurate and thus lead management to over or under-estimate the gross margins for our Products Segment. Provisions for estimated losses relating to contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from the application of penalty provisions in relevant contracts and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

•	Determining whether an Arrangement Contains a Lease. In May 2003, the Emerging Issues Task Force (EITF) reached consensus in EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement contains a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements, such as power purchase agreements, accounted for as leases. EITF Issue No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combinations on or after July 1, 2003. The adoption of EITF Issue No. 01-8 effective July 1, 2003 did not have a material effect on our financial position or results of operations. The power purchase agreements acquired in connection with the acquisition of the Heber 1 and 2, Steamboat 2/3, Steamboat Hills and Puna projects contain a lease element within the scope of SFAS No. 13. Accordingly, for the year ended December 31, 2004, revenues and costs associated with the lease element of the Steamboat 2/3 power purchase agreements have been presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy being presented as ‘‘energy and capacity’’ revenue in our statements of operation. As the lease portion of energy and capacity revenues and the energy and capacity revenues are derived from the same arrangement, we analyze such revenues, and related costs, on a combined basis for management purposes.

•	Property, Plant and Equipment. Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plant facilities are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. We capitalize interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates. Power plants are depreciated using the straight-line method over the term of the relevant power purchase agreement. We estimate that the useful life of our power plants coincides with the term of the power purchase agreement; however, it is possible that the power plants may last longer than the related power purchase agreement. We periodically re-evaluate the estimated useful life of the power plants, which may result in our revising the useful life to a longer period at a future date.

•	Impairment of Long-lived Assets and Long-lived Assets to Be Disposed of. Long-lived assets including unconsolidated investments and power purchase agreements are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net undiscounted cash flows expected to be generated by the relevant asset. The significant assumptions that we use in estimating our undiscounted future cash flows include: (i) projected generating capacity of the project and rates to be received under the respective power purchase agreements, and (ii) projected operating expenses of the relevant project. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors relating to our business. Our review of existing factors and the resulting appropriate carrying value of our long-lived assets are subject to judgment and estimates that management is required to make. We believe that no impairment exists for our long-lived assets; however future estimates as to the recoverability of such assets may change based on revised circumstances.

•	Obligations Associated with the Retirement of Long-Lived Assets. Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (SFAS) No. 143 of the Financial Accounting Standards Board (FASB), Accounting for Obligations Associated with the Retirement of Long-Lived Assets. Pursuant to SFAS No. 143, which was amended by FASB Interpretation (FIN) No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, entities are required to record the fair market value of any legal liability related to the retirement of any of its assets in the period in which such liability is incurred. Our liabilities related to the retirement of our assets include our obligation to plugging wells upon termination of our operating activities, the dismantling of our geothermal power plants upon cessation of our operations and the performance of certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related long-lived asset. Such liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity either settles the obligation for its recorded amount or incurs a gain or a loss with respect thereto, as applicable. We estimate the costs related to such liabilities and if such estimates are incorrect, then the capitalized costs and carrying amount of the related long-lived asset will change and as a result may affect our consolidated financial condition and results of operations.

•	Derivative Instruments. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted by other related accounting literature, establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). SFAS No. 133 requires companies to record derivatives on their balance sheets as either assets or liabilities measured at their fair value unless such instruments are exempted from derivative treatment as a normal purchase and normal sale. All changes in the fair value of derivatives are recognized currently in earnings unless specific hedge criteria are met, which requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

We are subject to the provisions of SFAS No. 133 Derivative Implementation Group (DIG) Issue No. C15, Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, which expands the requirements for the normal purchase and normal sales exception to include electricity contracts entered into by a utility company when certain criteria are met. Also, pursuant to DIG Issue No. C15, contracts that have a price adjustment clause based on an index that is not directly related to the electricity generated, as defined in SFAS No. 133, do not meet the requirements for the normal purchases and normal sales exception. We have power sales agreements that qualify as derivative instruments under DIG Issue No. C15 and do not meet the exception as they have a price adjustment clause based on an index that does not directly relate to the sources of the power used to generate the electricity. Our adoption of the provisions of DIG Issue No. C15 in 2002 did not have a material impact on our consolidated financial position and results of operations. In June 2003, the FASB issued DIG Issue No. C20, Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. DIG Issue No. C20 specified additional circumstances in which a price adjustment feature in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 was effective as of the first day of the fiscal quarter beginning after July 10, 2003, or October 1, 2003 for us. DIG Issue No. C20 requires contracts that did not previously qualify for the normal purchases and normal sales scope exception, and do qualify for the exception under DIG Issue No. C20, to freeze the fair value of the contract as of the date of the initial application, and amortize such fair value over the remaining contract period. Upon our adoption of DIG Issue No. C20, we elected the normal purchase and normal sales scope exception under SFAS No. 133 related to our power purchase agreements. Accordingly, our power purchase agreements are exempt from derivative treatment. Such adoption did not have a material impact on our consolidated financial position and results of operations.

•	Consolidation of Variable Interest Entities. In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51, as amended by FIN No. 46R in December 2003. Among other things, FIN No. 46R generally deferred the effective date of FIN No. 46 to the quarter ended March 31, 2004. The objectives of FIN No. 46R are to provide guidance on the identification of Variable Interest Entities, which we refer to as VIEs, for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which company (if any), as the primary beneficiary, should consolidate such VIE. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity’s economic variability.

Effective as of March 31, 2004, we adopted FIN No. 46R. In connection with the adoption of FIN No. 46R, we concluded that Ormat Leyte Co., Ltd., in which we have an 80% ownership interest, should be deconsolidated. Ormat Leyte Co., Ltd.’s operating results were accounted for using the consolidated method of accounting for the three-month period ended March 31, 2004 and, effective April 1, 2004, our ownership interest in Ormat Leyte Co., Ltd. is accounted for using the equity method of accounting.

•	Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, we are required to estimate our income tax in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items for tax and accounting purposes. Such differences result in deferred tax assets and liabilities which are included in our consolidated balance sheet. We must then assess the likelihood that our net deferred tax assets will be recovered from future taxable income and, to the extent we believe that such recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase such allowance in a period, we must include an expense within the tax provision in our consolidated statement of operations. Management uses significant judgment in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in a particular jurisdiction in which we operate and in which we have net operating loss carryforwards for which a deferred tax valuation allowance has been established, we may be required to adjust our valuation allowance. Realization of the deferred tax assets and investment tax credits is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset as of December 31, 2005 will be realized. We account for investment tax credits and we will account in the future, if applicable, for production tax credits as a reduction to income tax in the year in which the credits arise.

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

Share-Based Payments

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment, which we refer to as SFAS No. 123R and which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using the grant date fair value based method. On April 14, 2005, the SEC adopted a new rule amending the compliance date for SFAS No. 123R. In accordance with the new rule, the accounting provision of SFAS No. 123R will be applicable to us for the fiscal year ending December 31, 2006. Early adoption of SFAS No. 123R is encouraged. SFAS No. 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

The cumulative effect of adopting SFAS No. 123R as of its adoption date by us (January 1, 2006), based on the awards outstanding as of December 31, 2005, is immaterial. We expect that upon the adoption of SFAS No. 123R, we will apply the modified prospective application transition method, as permitted thereunder. Under such transition method, upon the adoption of SFAS No. 123R, our consolidated financial statements for periods prior to the effective date will not be restated.

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

Exchange of Non-monetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for non-monetary exchanges of similar productive assets and replace it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for us). Early application of SFAS No. 153 is permitted. The provisions of SFAS No. 153 shall be applied prospectively. The adoption by us of SFAS No. 153 effective July 1, 2005 did not have a material impact on our results of operations and financial position.

Accounting for Conditional Retirement Obligations

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No. 143, which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for us). Our adoption of FIN No. 47 as of December 31, 2005 did not have an impact on our results of operations and financial position.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). We do not expect SFAS No. 154 to have a material impact on our results of operations and financial position in future periods.

Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When

the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF 04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for us), for all other limited partnerships. We are currently evaluating the impact of implementing of the provisions of EITF Issue No. 04-5 related to our investment in Mammoth-Pacific, L.P.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for us). The Company does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited value, as a result of the effects on our historical operating results of each of the following: (i) our recent acquisitions and enhancements of acquired projects; and (ii) the fluctuation in revenues of our Products Segment.

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Historical Data: Revenues:
Electricity Segment	$177,369	$158,831	$77,752
Products Segment	60,623	60,399	41,688
	237,992	219,230	119,440
Cost of revenues:
Electricity Segment	103,615	89,742	46,726
Products Segment	45,236	46,336	29,494
	148,851	136,078	76,220
Gross margin:
Electricity Segment	73,754	69,089	31,026
Products Segment	15,387	14,063	12,194
	89,141	83,152	43,220
Operating expenses (income):
Research and development expenses	3,036	2,175	1,391
Selling and marketing expenses	7,876	7,769	7,087
General and administrative expenses	14,320	11,609	9,252
Gain on sale of geothermal resource rights	—	(845)	—
Operating income	63,909	62,444	25,490
Other income (expense):
Interest income	4,308	1,316	607
Interest expense	(55,317)	(42,785)	(8,120)
Foreign currency translation and
transaction loss	(439)	(146)	(316)
Other non-operating income	512	112	464
Income before income taxes, minority
interest and equity in income of investees	12,973	20,941	18,125
Income tax provision	(4,690)	(6,609)	(2,506)
Minority interest in earnings of subsidiaries	—	(108)	(519)
Equity in income of investees	6,894	3,567	559
Income before cumulative effect of
change in accounting principle	15,177	17,791	15,659
Cumulative effect of change in accounting principle	—	—	(205)
Net income	$15,177	$17,791	$15,454
Basic and diluted earnings (loss) per share:
Income before cumulative effect of change in accounting principle	$0.48	$0.72	$0.67
Cumulative effect of change in accounting principle	—	—	(0.01)
Net income	$0.48	$0.72	$0.66
Weighted average number of shares outstanding	31,563	24,806	23,214

	Year Ended December 31,
	2005	2004	2003
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	74.5%	72.4%	65.1%
Products Segment	25.5	27.6	34.9
	100.0	100.0	100.0
Cost of revenues:
Electricity Segment	58.4	56.5	60.1
Products Segment	74.6	76.7	70.7
	62.5	62.1	63.8
Gross margin:
Electricity Segment	41.6	43.5	39.9
Products Segment	25.4	23.3	29.3
	37.5	37.9	36.2
Operating expenses (income):
Research and development expenses	1.3	1.0	1.2
Selling and marketing expenses	3.3	3.5	5.9
General and administrative expenses	6.0	5.3	7.7
Gain on sale of geothermal resource rights	—	(0.4)	—
Operating income	26.9	28.5	21.4
Other income (expense):
Interest income	1.8	0.6	0.5
Interest expense	(23.2)	(19.5)	(6.8)
Foreign currency translation and
transaction loss	(0.2)	(0.1)	(0.3)
Other non-operating income	0.2	0.1	0.4
Income before income taxes, minority interest and equity in income of investees	5.5	9.6	15.2
Income tax provision	(2.0)	(3.0)	(2.1)
Minority interest in earnings of subsidiaries	—	(0.1)	(0.5)
Equity in income of investees	2.9	1.6	0.5
Income before cumulative effect of change in accounting principle	6.4	8.1	13.1
Cumulative effect of change in accounting principle	—	—	(0.2)
Net income	6.4%	8.1%	12.9%

Comparison of the Year Ended December 31, 2005 and the Year Ended December 31, 2004

Total Revenues

Total revenues for the year ended December 31, 2005 were $238.0 million, as compared with $219.2 million for the year ended December 31, 2004, which represented a 8.6% increase in total revenues. This increase is attributable primarily to the growth of our Electricity Segment, whose revenues in the year ended December 31, 2005 increased by 11.7% over the year ended December 31, 2004.

    Electricity Segment

	Year Ended December 31,
	2005	2004
	(in millions)
Steamboat Project	$17.6	$15.4
Puna Project	36.2	15.5
Steamboat Hills Project	4.2	1.8
Other Projects	119.4	126.1
Total	$177.4	$158.8

Revenues attributable to our Electricity Segment for the year ended December 31, 2005 were $177.4 million, as compared with $158.8 million for the year ended December 31, 2004, which represented an 11.7% increase in such revenues. This increase is primarily attributable to the inclusion for a full year of the additional revenues being generated from the Steamboat 2/3 project, which we acquired on February 11, 2004, the Steamboat Hills project, which we acquired on May 20, 2004, and the Puna project, which we acquired on June 3, 2004. In addition, revenues from the Puna project in the year ended December 31, 2005 increased by $5.2 million due to higher energy rates, by $1.1 million due to increased generating capacity and by $1.4 million due to lease income resulting from the Puna refinancing. The decrease in revenues from Other Projects is primarily due to the deconsolidation of the Leyte project as of April 1, 2004, which represented $3.1 million of our revenues in the first quarter of 2004, a $3.1 million decrease due to lower availability of the well field at the Ormesa project and a $1.9 million decrease in the Heber project primarily due to our increased use of the power generated by the project for auxiliary purposes rather than purchasing this power from a third party, and a decrease in the ‘‘adder’’, an additional energy rate, paid under the Heber 2 power purchase agreement.

    Products Segment

Revenues attributable to our Products Segment for the year ended December 31, 2005 were $60.6 million, as compared with $60.4 million for the year ended December 31, 2004, which represented a 0.4% increase in such revenues.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2005 was $148.9 million, as compared with $136.1 million for the year ended December 31, 2004, which represented a 9.4% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the years ended December 31, 2005 and December 31, 2004 were 62.5% and 62.1%, respectively. The increase is principally attributable to increased costs in our Electricity Segment during the year ended December 31, 2005.

    Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2005 was $103.6 million, as compared with $89.7 million for the year ended

December 31, 2004, which represented a 15.5% increase in cost of revenues for such segment. This increase is primarily due to the inclusion for a full year of the additional costs of revenues attributable to the Steamboat 1/1A and Steamboat 2/3 project (we acquired the Steamboat 2/3 project on February 11, 2004), the Steamboat Hills project (which we acquired on May 20, 2004) and the Puna project (which we acquired on June 3, 2004) for the year ended December 31, 2005 were $9.8 million, $3.0 million and $17.0 million, respectively, as compared with $7.7 million, $2.0 million and $6.6 million, respectively, for the year ended December 31, 2004. The remainder of the increase is mainly due to the increased costs in the amount of $3.0 million within the Ormesa project due to a significant increase in the geothermal field costs and maintenance costs of such project due to a higher-than-average rate of failure of production pumps and wells (including abandonment of one production well), which resulted in a lower availability of the well field. These costs included the replacement of a relatively large number of pumps and injection pipeline repairs. We also had increased costs in the amount of $0.8 million in the Steamboat project. The increase in total cost of revenues in our Electricity Segment was partially offset by the cancellation of accruals in the aggregate amount of $2.5 million due to the resolution of contingencies. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2005 (58.4%) was higher than the percentage for the year ended December 31, 2004 (56.5%). Such increase is due in part to a lease expense in the amount of $3.1 million in the Puna project from May 19, 2005 to December 31, 2005. The increase is also attributable to the deconsolidation of the Leyte project as of April 1, 2004, whose total cost of revenues as a percentage of the project's revenues in 2004 was 46.3%, which is lower than the average cost of revenues for this segment.

    Products Segment

Total cost of revenues attributable to our Products Segment for the year ended December 31, 2005 was $45.2 million, as compared with $46.3 million for the year ended December 31, 2004, which represented a 2.4% decrease in cost of revenues related to such segment. Such $1.1 million decrease in cost of revenues during the year ended December 31, 2005 resulted from a different product mix. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the year ended December 31, 2005 was 74.6% and for the year ended December 31, 2004 was 76.7%.

Research and Development Expenses

Net research and development expenses for the year ended December 31, 2005 were $3.0 million, as compared with $2.2 million for the year ended December 31, 2004, which represented a 39.6 % increase in research and development expenses. Such increase reflects fluctuations in the period in which actual expenses were incurred and includes also an increase in activity related to geothermal resource drillings. Grants received from the U.S. Department of Energy are offset against the related research and development expenses. Such grants amounted to $1.3 million and $0.1 million during the years ended December 31, 2005 and 2004, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2005 were $7.9 million, as compared with $7.8 million for the year ended December 31, 2004. Selling and marketing expenses for the year ended December 31, 2005 constituted 3.3% of total revenues for such year, as compared with 3.5% for the year ended December 31, 2004. Such decrease is principally attributable to the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2005 were $14.3 million, as compared with $11.6 million for the year ended December 31, 2004, which represented a 23.4% increase in general and administrative expenses. Such increase was principally attributable to an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange. General and administrative expenses for the year ended December 31, 2005 constituted 6.0% of total revenues for such period, as compared with 5.3% for the year ended December 31, 2004. In addition, the general and administrative expenses for the year ended December 31, 2004 did not fully reflect the increase in such expenses that was required as a result of the increased activity that occurred in connection with the acquisitions made in 2004.

Interest Expense

Interest expense for the year ended December 31, 2005 was $55.3 million, as compared with $42.8 million for the year ended December 31, 2004, which represented a 29.3% increase in such interest expense. The net increase of $12.5 million was primarily due to a $16.6 million one-time charge relating to the early repayment of the Beal Bank loan, which followed the issuance of the OrCal Senior Secured Notes. The charge is comprised of an $11.5 million prepayment premium, a $4.2 million write-off of deferred financing costs and a $0.9 million loss from a hedge transaction previously included in other comprehensive loss. Without the impact of the one-time charge, interest expense decreased by $4.1 million, which resulted from (i) $3.5 million in interest capitalized to projects due to a higher volume of construction as compared with $0.6 million last year, (ii) a decrease in interest expenses of $2.2 million as a result of the repayment of the Ormesa loan on December 31, 2004, (iii) the payment of an interest expense of $1.6 million for the year ended December 31, 2004 related to the decrease in the fair value of the interest rate caps in respect of the Beal Bank financing; beginning in October 2004 the caps qualified for hedge accounting under SFAS No. 133, and as such we have recorded the decrease in the value of the caps in respect of such transactions in other comprehensive income. As a result of the repayment of the Beal Bank loan on December 8, 2005, these caps are no longer qualified for hedge accounting and for the period from December 8, 2005 to December 31, 2005, $0.3 million were included in interest expense related to the decrease in the fair value for such period. In addition, the decrease in the fair value from October 1, 2004 to December 8, 2005 in the amount of $0.9 million was included in the prepayment charge as described above, and (iv) the elimination of interest expenses of the loan from Export-Import Bank used to finance the Leyte project in the amount of $0.2 million as a result of the deconsolidation of the Leyte project in April 1, 2004 (as a result of the application of FIN No. 46R). Such decreases were offset by: a $1.9 million increase in interest expense in respect of the $190.0 million of the OFC Senior Secured Notes, a $0.9 million increase in interest payments to our parent, and a $0.8 million increase in the applicable LIBOR (London Interbank Offered Rate) rate for the Beal Bank financing.

Income Taxes

Income taxes for the year ended December 31, 2005 were $4.7 million, as compared with $6.6 million for the year ended December 31, 2004, which represented a 29.0% decrease in such income taxes. The effective tax rate for the years ended December 31, 2005 and 2004 was 36.2% and 31.6%, respectively. Our effective tax rate increased in the year ended December 31, 2005 compared with the year ended December 31, 2004 primarily due to utilization of carry-forward tax losses in Israel during the first half of 2004, for which a full valuation allowance has been recorded against deferred tax assets. No investment tax credit or production tax credits were claimed in the years ended December 31, 2005 and 2004.

During 2005, Ormat Monotombo Power Company paid the total amount of approximately $1,700 in tax penalties, due mainly to the late filings of tax withholding reports.

Equity in Income of Investees

Our participation in the income generated from our investees for the year ended December 31, 2005 was $6.9 million (net of tax expense in the amount of $1.0 million), as compared with $3.6 million (net of tax expense in the amount of $0.9 million) for the year ended

December 31, 2004, which represented a 93.3% increase. Such increase was principally attributable to the income generated in connection with our 80% equity interest in the Leyte project, which was deconsolidated as of April 1, 2004 (as a result of the application of FIN No. 46R), which accounted for $4.9 million, and our collection of an insurance claim, that had not been insured until collected, related to that project in the second quarter of 2005. In the third quarter of 2004, the Leyte Project had a net loss as a result of equipment damage, which was recovered by insurance payments in the fourth quarter of 2004 and the second quarter of 2005.

Net Income

Net income for the year ended December 31, 2005 was $15.2 million, as compared with $17.8 million for the year ended December 31, 2004. Net income as a percentage of our total revenues for the year ended December 31, 2005 was 6.4%, as compared with 8.1% for the year ended December 31, 2004. The $2.6 million decrease in net income and the decrease in net income as a percentage of our total revenues were due to a $10.3 million after-tax impact of the one-time charge from the repayment of the Beal Bank loan. The impact of the prepayment charge was partially offset by an increase in net income principally attributable to: (i) a $6.0 million increase in gross margin, (ii) a decrease in our net interest expense of $7.1 million, (iii) a $1.9 million decrease in our income tax provision, and (iv) an increase of $3.3 million in equity in income of investees, offset by a $4.5 million increase in operating expenses. Net income excluding the after-tax impact of the prepayment charge was $25.5 million, an increase of $7.7 million or 43.2% compared with the net income for the year ended December 31, 2004.

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

Research and Development Expenses

Research and development expenses for the year ended December 31, 2004 were $2.2 million, as compared with $1.4 million for the year ended December 31, 2003, which represented a 56.4% increase in research and development expenses. Such increase does not represent any significant change in our maintaining and continuance of the development of our technologies and operations, and reflects fluctuations in the period in which actual expenses were incurred.

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

Interest Expense

Interest expense for the year ended December 31, 2004 was $42.8 million, as compared with $8.1 million for the year ended December 31, 2003, which represented a 426.9% increase in such interest expense. Approximately $13.3 million of such increase was attributable to the interest expenses incurred by certain of our subsidiaries in connection with the Beal Bank financing (including $1.6 million of marked to market expenses relating to an interest rate cap agreement through September 30, 2004) and approximately $14.8 million of such increase was attributable to the interest expenses incurred in connection with the issuance by Ormat Funding, on February 13, 2004, of $190.0 million of Senior Secured Notes, in addition, in the year ended December 31, 2004, we incurred $0.6 million of additional amortization of deferred financing costs as a result of our early repayment of the Ormesa loan on December 31, 2004. See ‘‘—Liquidity and Capital Resources’’. The remaining $5.7 million increase was mainly attributable to an increase in parent company loans.

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

Liquidity and Capital Resources

To date, our principal sources of liquidity have been derived from cash from operations, proceeds from parent company loans, third party debt in the form of borrowing under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes, project financing (including lease) and the issuance of our common stock in our initial public offering in 2004. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs. Our management believes that the outstanding cash, cash equivalents, marketable securities and cash generated from our operations will address our liquidity and other investment requirements. In addition, our shelf registration statement on Form S-3, which was declared effective on January 31, 2006, provides us with the ability to raise additional capital through the issuance of securities pursuant to the terms and conditions of the shelf registration.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (the parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% percent in U.S. dollars, which represented a rate of 7.5% for the advances made during 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of December 31, 2005, the outstanding balance of the loan was approximately $121.1 million compared to $143.2 million as of December 31, 2004.

In addition to the above loan, pursuant to the terms of a capital note, as further amended on September 20, 2004, Ormat Industries converted outstanding balances owed by us to Ormat Industries into a subordinated non-interest bearing loan in an amount equal to New Israeli shekels (NIS) 240.0 million ($52.1 million as of December 31, 2005, see below). At any time after November 30, 2007 upon demand by Ormat Industries, we will be required to repay the loan in full. The final maturity of the loan is December 30, 2009. In accordance with the terms of such note, we will not be required to repay any amount in excess of $50.7 million (using the exchange rate existing on the date of such note).

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

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc, one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. We received net cash proceeds of approximately $161.1 million. Issuance costs of approximately $3.9 million have been included in deferred financing costs in the balance sheet as of December 31, 2005. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that will commence on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance proceeds, and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2005, we were in compliance with the covenants under the OrCal Senior Secured Notes.

The proceeds from this issuance were used to prepay in full OrCal’s outstanding loan with Beal Bank and to pay for transaction costs. As a result of the prepayment of the Beal Bank loan, we recorded in the fourth quarter of 2005 a net charge of approximately $10.3 million, net of related taxes of approximately $6.3 million. As of December 31, 2005, there were $165.0 million of OrCal Senior Secured Notes outstanding.

Ormat Funding Senior Secured Notes — Non-Recourse

On February 13, 2004, Ormat Funding Corp., one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes are collateralized by substantially all of the assets of Ormat Funding and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of Ormat Funding, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of Ormat Funding and its subsidiaries.

There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2005, we were in compliance with the covenants under the OFC Senior Secured Notes.

A registration statement on Form S-4 relating to the OFC Senior Secured Notes was filed with and declared effective by the Securities and Exchange Commission on February 9, 2005. On March 16, 2005, we exchanged these unregistered notes for senior secured notes with substantially identical terms that have been registered under the Securities Act of 1933, as amended. As of December 31, 2005, there were $183.4 million of OFC Senior Secured Notes outstanding.

Other Limited and Non-Recourse Debt

The Bank Hapoalim project finance debt, of which $14.1 million was outstanding as of December 31, 2005, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $ 8.9 million was outstanding as of December 31, 2005, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

New Financing of our Projects

    Financing of the Amatitlan Project

We currently intend to finance the construction cost of the Amatitlan project during 2006. In connection with such financing, we signed a mandate letter with a local bank in Guatemala to obtain a construction loan with a term of up to two-years and a 10-year term loan in the total amount of approximately $41.0 million.

    Financing of Phase II of Olkaria III Project

We are currently negotiating the financing of Phase II of Olkaria III project. In connection with such financing, we signed a mandate letter with a financial institution to arrange a long-term loan.

Full-Recourse Debt

Our full-recourse third party debt includes a $20.0 million credit facility from United Mizrahi Bank, of which we paid the outstanding balance of $20.0 million on February 10, 2005, a medium term loan from Israel’s Industrial Development Bank, in the amount of $3.3 million, which was fully repaid on March 10, 2005, and an $8 million medium term loan from Bank Hapoalim, of which $3.0 million was outstanding as of December 31, 2005, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

In connection with our acquisition through Ormat Systems Ltd. of the power generation business from our parent, we entered into certain agreements of which only those with each of Bank Hapoalim, Bank Leumi and United Mizrahi Bank remain. Under these agreements, in exchange for such banks’ release of our parent’s guarantee and a release of their security interest over the assets of our subsidiary, Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we and Ormat Systems have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

On February 15, 2006, our subsidiary, Ormat Nevada Inc., entered into a $25 million credit agreement with Union Bank of California (UBOC). Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada's obligations under the credit agreement. Ormat Nevada's obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries') assets.

Loans and draws under the letters of credit (if any) under the credit agreement will bear interest at the floating rate based on the Eurodollar plus a margin. There are various restrictive covenants under the credit agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios.

As of the date of this annual report, one letter of credit with a stated amount of $11.5 million has been issued under this credit agreement, which we used to replace restricted cash in the debt service account for the OrCal Senior Secured Notes.

Letters of Credit and Off-balance Sheet Arrangements

As described above under ‘‘Full Recourse Debt’’, on February 15, 2006, our subsidiary Ormat Nevada Inc. entered into a credit agreement with Union Bank of California.

On June 30, 2004, our subsidiary, Ormat Nevada, entered into a Letter of Credit Agreement with Hudson United Bank, pursuant to which Hudson United Bank agreed to issue one or more letters of credit in an aggregate face amount of up to $15.0 million. During 2004, two letters of credit were issued pursuant to this facility. The first was issued in favor of the trustee for the OFC Senior Secured Notes, for a face amount of $10.8 million. The second was issued in favor of Beal Bank, for a face amount of $3.6 million. Such letters of credit were issued to substitute for the cash balances in respective reserve accounts. The unrestricted cash resulting from this exchange was used for working capital and reductions of outstanding bank debt. As of December 31, 2005, such letters of credit have not been renewed by us. Under this Letter of Credit Agreement in the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at one-month LIBOR plus 4.0%, and matures on the next expiration date of the Letter of Credit Agreement. There are various restrictive covenants under the Letter of Credit Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. Our management believes that as of December 31, 2005 we were in compliance with our covenants.

On July 15, 2004, we entered into a reimbursement agreement with our parent, Ormat Industries, pursuant to which we agreed to reimburse Ormat Industries for any draws made on any standby letter of credit under which Ormat Industries is obligor and which is subject to the guarantee fee agreement between us and Ormat Industries (see discussion below). Interest on any amounts owing pursuant to the reimbursement agreement is paid in U.S. dollars at a rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3%, which currently amounts to 7.2%.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. Initially, our parent, Ormat Industries, was the obligor in respect of any reimbursement obligation on such letters of credit and we paid our parent a guarantee fee and were responsible to reimburse our parent for any draw under these letters of credit. In connection with the acquisition transaction of the power generation business by Ormat Systems from our parent, we have assumed such letters of credit and are now the direct obligor of Bank Hapoalim on such letters of credit. As of December 31, 2005, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $19.4 million and $9.4 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $16.9 million and $8.5 million, respectively. Out of these amounts, letters of credits totaling $4.1 million and $1.0 million from Bank Leumi and Bank Hapoalim, respectively, have been obtained by our parent and issued on our behalf.

As of the date hereof, we have not had a draw presented against any letter of credit issued or provided on our behalf.

Refinancing of the Puna Project

On May 19, 2005, our subsidiary in Hawaii, Puna Geothermal Ventures (PGV), completed a refinancing of the cost of its June 2004 acquisition of the Puna geothermal power plant located on the Big Island of Hawaii. The refinancing was concluded with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction which refinanced two new geothermal wells that PGV drilled in the second half of 2005 (for production and injection) was completed on December 30, 2005. Pursuant to a 31-year head lease, PGV leased its geothermal power plant to the abovementioned financing parties in return for a deferred lease income in the amount of $83.0 million. Transaction costs amounted to $4.3 million. The proceeds from the refinancing will be used for future capital expenditures and for general corporate purposes.

Dividend

In accordance with our dividend policy, prior to our initial public offering in November 2004, we declared an interim dividend of $2.5 million ($0.1025 million per share) for 2004 to our parent company, Ormat Industries, which was paid on March 2, 2005. On March 22, 2005, we declared, approved and authorized the payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock as of April 4, 2005, which was paid on April 18, 2005. On May 10, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock as of May 23, 2005, which was paid on June 6, 2005. On August 11, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock as of August 22, 2005, which was paid on September 1, 2005. On November 9, 2005, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock as of November 29, 2005, which was paid December 6, 2005. On March 7, 2006, we declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock as of March 28, 2006, payable on April 4, 2006.

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$134,938	$63,458	$46,019
Net cash used in investing activities	(83,408)	(310,583)	(285,180)
Net cash provided by (used in) financing activities	(61,304)	275,002	211,350
Net increase (decrease) in cash and cash equivalents	$(9,774)	$27,877	$(27,811)

    For the Year Ended December 31, 2005

Net cash provided by operating activities for the year ended December 31, 2005 was $134.9 million, as compared with net cash provided by operating activities of $63.5 million for the year ended December 31, 2004. Such net increase of $71.5 million resulted primarily from a prepaid lease payment of $83.0 million pursuant to the leverage lease transaction of Puna (less $3.3 million transaction costs related to such lease transaction) offset mainly by a decrease of $2.6 million in net income due to the prepayment charge relating to the Beal Bank Loan, net of an increase in the operating activities as a result of the inclusion for a full year of the additional revenues being generated from the Steamboat 2/3 project, which we acquired on February 11, 2004, the Steamboat Hills project, which we acquired on May 20, 2004, and the Puna project, which we acquired on June 3, 2004.

Net cash used in investing activities for the year ended December 31, 2005 was $83.4 million, as compared with $310.6 million used in investing activities for the year ended December 31, 2004. The principal factor that affected our cash flow used in investing activities during the year ended December 31, 2005 was capital expenditures of $116.7 million primarily for our power facilities under construction. Such cash used in investing activities was offset by a decrease of $45.6 million in marketable securities of which $13.7 million was allocated to restricted cash.

Net cash used in financing activities for the year ended December 31, 2005 was $61.3 million, as compared with $275.0 million provided by financing activities for the year ended December 31, 2004. The principal factors that affected the cash flow used in financing activities during the year ended December 31, 2005 were the repayment of short-term and long-term debt in the amount of $184.0 million (including the Beal Bank loan), repayment of debt to our parent in the amount of $40.2 million, and the payment of a dividend to our shareholders in the amount of $6.3 million. This decrease was partially offset by the $165.0 million in proceeds (less $3.9 million in debt issuance costs) from the issuance of OrCal Senior Secured Notes, which were used to repay the Beal Bank loan.

    For the Year Ended December 31, 2004

Net cash provided by operating activities for the year ended December 31, 2004 was $63.5 million, as compared with net cash provided by operating activities of $46.0 million for the year ended December 31, 2003. Such increase was principally attributable to the addition of cash flows from the operating activities of the Heber 1 and 2 projects, Steamboat 2/3 project, Steamboat Hills project and Puna project whose revenues during the year ended December 31, 2004 amounted to $59.7 million, $15.4 million, $15.5 million and $1.8 million, respectively.

Net cash used in investing activities for the year ended December 31, 2004 was $310.6 million, as compared with $285.2 million for the year ended December 31, 2003. The principal factors that affected the cash used in investing activities during the current year were the aggregate amount of cash paid for acquisitions, net of cash received, which, for the year ended December 31, 2004, as a result of the acquisitions of the Steamboat 2/3 project, the Puna project and the Steamboat Hills project, were equal to $82.8 million, $72.8 million and $20.3 million respectively, marketable securities of $90.9 million derived from the public offering issuance proceeds, in addition to the increase in our restricted cash and cash equivalents during such year, which was equal to $9.0 million resulting primarily from the issuance by Ormat Funding of its 8¼% Senior Secured Notes in the amount of $190.0 million. A portion of the proceeds from the issuance of such Senior Secured Notes was escrowed and reserved for additional investments for the Burdette project.

Net cash provided by financing activities for the year ended December 31, 2004 was $275.0 million, as compared with $211.4 million for the year ended December 31, 2003. The principal factors that affected the cash flow provided by financing activities during the year ended December 31, 2004 were the net proceeds from the IPO of $97.0 million, the proceeds of $190.0 million from the issuance of the OFC Senior Secured Notes in order to finance the acquisition of the Steamboat 2/3 project and to refinance the acquisition of the Ormesa, Brady, Mammoth and Steamboat 1/A projects, the proceeds from the United Mizrahi Bank loan of $20.0 million and net proceeds from parent company loans in the amount of $55.3 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $5.0 million for the next two years for investment in buildings, machinery and equipment.

To the extent not otherwise described below, we expect that the following enhancements of our existing power plants will be funded from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non- recourse debt at the project level. Initially, we intend to fund the construction projects described below from internally generated cash or other available corporate resources. We currently do not contemplate obtaining any new loans from our parent company.

Mammoth Project.     Mammoth-Pacific, L.P. completed the drilling activities at the Mammoth project, which we believe will result in an increase in the output of the project by 4 MW. The new wells will be connected to the plant at some point during 2006, depending on weather conditions. We have a 50% equity holding in Mammoth-Pacific L.P.

Heber Complex. In connection with the Heber 1 and 2 projects and the Gould plant (the plant under construction in the Heber Complex), we are currently in the final stage of a program consisting of geothermal field optimization, the drilling of an additional well and the addition of OEC units at the Heber projects in order to increase the generating capacity of the Heber 1 and 2 projects by an estimated 16 MW. Equipment manufacturing and well drilling were completed and site construction is currently in progress. Out of the additional capacity, 10 MW will be sold under a new power purchase agreement with SCPPA, which was signed on December 8, 2005. The SCPPA power purchase agreement has a term of 25 years and provides for the sale and purchase of 10 MW of energy for a fixed price of $57.50/MWh, which will escalate annually at a rate of 1.5%. Out of the 10 MW, we are currently delivering 4MW and we expect to begin delivering the additional 6 MW in the second quarter of 2006. An additional 3 MW of capacity was added to the Heber Complex and replaced power for auxiliary purposes and the remaining increased capacity of 3 MW will be sold under the Heber 1 existing power purchase agreements with Southern California Edison.

Ormesa Project. In connection with the Ormesa project, we are in the process of drilling four additional wells, plan to add additional OEC units, replace existing units and convert some of the existing production wells to injection wells in order to implement an optimization plan for the well field and increase the output of the project by an estimated 10 MW. We estimate that such enhancements will be completed by the end of the fourth quarter of 2006. We are currently in negotiations with Southern California Edison for the sale of an additional 10 MW.

Desert Peak 2 Project. In connection with the Desert Peak 2 project, we have already drilled the necessary production wells and we completed the manufacturing and began construction of the associated power plant, which is expected to produce a total of approximately 15 MW and be completed during the second quarter of 2006.

Galena 2 Project (formerly Desert Peak 3 Project).     In connection with the Galena 2 project, we plan to construct a power plant in the Steamboat complex, which will supply electricity under the Galena 2 power purchase agreement. We commenced drilling of the wells. We estimate that the construction of the Galena 2 project will be completed by the end of 2006. As of December 31, 2005, approximately $4.1 million in costs had been incurred related to the Galena 2 project.

Amatitlan Project.     We commenced construction of the Amatitlan 20 MW project and it is scheduled to be completed in 2006. The municipal local authorities have claimed that a construction license is required for the project while our local counsel has advised us that no such license is required under the applicable laws and regulations. We are simultaneously proceeding to challenge the claim of the local municipal authorities and to obtain the construction license.

OREG 1 Project.     We commenced the construction of a 22 MW plant of this recovered energy project and we expect to complete such construction in 2006.

Phase II of Olkaria III Project. In connection with Phase II of Olkaria III project, we completed the drilling of the wells and are currently producing a conceptual design of the power plant of 35 MW.

OrSumas Project. This recovered energy 5 MW project is scheduled to be completed in the last quarter of 2007 or the first quarter of 2008.

Steamboat Hills. In connection with the Steamboat Hills project we plan to add 5 MW through the construction of OEC units. We expect the construction to be completed in 2006.

Puna. In connection with the Puna project, the enhancement program is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect such enhancement program will be completed in the last quarter of 2007 or the first quarter of 2008.

Momotombo. In connection with the Momotombo project, we plan to add approximately 5 MW through wells rework during 2006.

Imperial Valley. In connection with the Imperial Valley project, we are currently developing a 10 MW power plant, which will be located in the Heber known geothermal resource area. The construction activity is expected to include the drilling of production and injection wells and the construction of an OEC unit.

In addition to the above projects, we plan to start the construction and enhancement of additional projects for a total amount of approximately $15 million.

Below is a table, which summarizes the estimated investments for the projects listed above (in millions):

Project Name	Estimated Investment	Invested as of December 31, 2005	Balance
Mammoth	$8.3	$3.0	$5.3
Heber Complex	37.2	25.6	11.6
Ormesa	44.6	8.3	36.3
Desert Peak 2	36.7	36.0	0.7
Galena 2	25.4	4.1	21.3
Amatitlan	31.0	14.9	16.1
OREG 1	36.5	13.4	23.1
OrSumas	11.0	—	11.0
Steamboat Hills	10.0	—	10.0
Puna	10.3	—	10.3
Momotombo	5.0	—	5.0
Others	15.0	—	15.0
Total	$271.0	$105.3	$165.7
Phase II of Olkaria III	$60.0 to $80.0
Imperial Valley	Not yet finalized

Other than the enhancements and new projects described above, and new projects that we may develop under new bids, we do not anticipate any other material capital expenditures in the near term for any of our operating projects, other than ordinary maintenance requirements, which we typically fund with internally generated cash.

Exposure to Market Risks

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because our long-term power purchase agreements have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2007, the energy payments under the power purchase agreements of the Heber 1 and 2 projects, the Ormesa project and the Mammoth project will be determined by reference to the relevant power purchaser’s short run avoided costs. The Puna project is currently benefiting from energy prices which are higher than the floor under the Puna power purchase agreement, as a result of the high fuel costs that impact Hawaii Electric Light Company's avoided costs. In addition, under certain of the power purchase agreements for our projects in Nevada, the price that Sierra Pacific Power Company pays for energy and capacity is based upon California-Oregon border power market pricing. We estimate that energy payments will represent approximately 75% of those projects’ revenues after 2007 and as a result, expect that there will be some volatility in the revenues received from such projects.

As of December 31, 2005, 96.8% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 3.2% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of December 31, 2005, $17.1 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the new Israeli shekel (NIS). Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency-denomination of a particular contract is not the U.S. dollar. All of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. For example, in February 2005, we signed a large contract in the amount of approximately $23.1 million for a construction of a power plant which is denominated in Euros. A substantial portion of such contract will be matched by costs denominated in Euros. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. In the past, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits and auction rate securities, which we refer to as PARS (deposits of entities with a minimum investment grade rating of AA (by Standard & Poor’s Ratings Services).

Effects of Inflation

We do not expect that the low inflation environment of recent years in most of the countries in which we operate will continue. To address rising inflation, some of our contracts include certain mitigating factors against any inflation risk. In connection with the Electricity Segment, inflation may directly impact an expense incurred for the operation of our projects, hence increasing the overall operating cost to us. The negative impact of inflation may be partially offset by price adjustments built into some of our power purchase agreements that could be triggered upon such occurrences. Energy payments pursuant to the power purchase agreements for the Mammoth project (after April 2007), Ormesa project (after April 2007), Heber 1 and 2 projects (after April 2007) and Steamboat 1/1A project will change because of our power purchasers’ underlying short run avoided costs. To the extent that inflation causes an increase in those short run avoided costs, higher energy payments could have an offsetting impact to any inflation-driven increase in our expenses. Similarly, the energy payments pursuant to the power purchase agreements for the Brady project, Steamboat 2/3 project, the Steamboat Hills project and the Burdette project increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI. Lease payments are generally fixed, while royalty payments are generally determined as a percentage of revenues and therefore are not significantly impacted by inflation.

The recent price increase in the cost of raw materials that we use in our Products Segment has not been due to inflation, but rather to a high demand for such raw materials which we believe mainly to result from demand generated by the Chinese market. In addition, the recent increase in construction costs, which we expect may intensify due to recent hurricane activity and an increase in drilling costs, has also not been due to inflation. This increase may cause a reduction in the profitability of our Products Segment, as well as an increase in the capital costs of our projects under construction and enhancement.

Overall, we believe that the impact of inflation on our business will not be significant.

Contractual Obligations and Commercial Commitments

The following table sets forth our material contractual obligations as of December 31, 2005, excluding interest (in thousands):

	Payment of Principal Due By Period
	Remaining Total	2006	2007	2008	2009	2010	Thereafter
Long-term non-recourse and limited recourse debt	$14,140	$2,888	$2,888	$2,888	$2,888	$2,588	$—
Long-term recourse debt	3,000	1,000	1,000	1,000	—	—	—
Senior Secured Notes due 2020	348,399	23,754	25,330	25,476	20,182	20,334	233,323
Ormat Industries notes payable	171,805	31,647	31,647	31,647	67,264	9,600	—
Total	$537,344	$59,289	$60,865	$61,011	$90,334	$32,522	$233,323

The following table sets forth our interest payments payable in connection with our contractual obligations as of December 31, 2005 (in thousands):

	Payment of Interest Due By Period
	Remaining Total	2006	2007	2008	2009	2010	Thereafter
Long-term non-recourse and limited recourse debt	$2,638	$952	$739	$529	$315	$103	$—
Long-term recourse debt	334	167	111	56	—	—	—
Senior Secured Notes due 2020	201,185	25,675	23,370	21,554	19,924	18,483	92,179
Ormat Industries notes payable	19,265	8,326	5,944	3,549	716	730	—
Total	$223,422	$35,120	$30,164	$25,688	$20,955	$19,316	$92,179

Interest on the OFC Senior Secured Notes due in 2020 is fixed at a rate of 8.25%. Interest on the OrCal Senior Secured Notes due in 2020 is fixed at a rate of 6.21%. Interest on Ormat Industries notes payable in the amount of $121.1 million is fixed at the rate of 7.50%, while a capital note in the amount of NIS 240 million ($50.7 million) is interest free. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates). Accordingly, for purposes of the above calculation of interest payments pertaining to variable rate debt, the methodology used to determine future LIBOR rates was the use of Constant Maturity Swaps.

The following table sets forth our future minimum lease payments under the Puna project’s lease, as of December 31, 2005 (in thousands):

	Future Minimum Lease Payments Due By Period
	Remaining Total	2006	2007	2008	2009	2010	Thereafter
Operating lease payments	$116,131	$5,904	$6,887	$7,573	$8,013	$7,567	$80,187

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Sierra Pacific Power Company, Southern California Edison, Hawaii Electric Light Company, PNOC-Energy Development Corporation, The Kenya Power and Lighting Co. Ltd. and two electricity distribution companies which are assignees of Empresa Nicaraguense de Electricidad. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 36.1%, 41.4% and 26.6% of our total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 14.1%, 12.9% and 9.5% of our total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively.

Following the acquisition of the Puna project, Hawaii Electric Light Company has become one of our key customers, accounting for approximately 15.2% and 7.1% of our total revenues for the years ended December 31, 2005 and 2004, respectively.

PNOC-Energy Development Corporation accounted for 0%, 1.4% and 10.6% of our total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively.

The two electric distribution companies which are assignees of Empresa Nicaraguense de Electricidad accounted for 4.7%, 5.1% and 9.7% of our total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively.

The Kenya Power and Lighting Co. Ltd. accounted for 4.3%, 4.5% and 8.1% of our total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Government Grants and Tax Benefits

Our subsidiary, Ormat Systems, has received ‘‘Approved Enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959, with respect to two of its investment programs. One such approval was received in 1996 and the other was received in May 2004. As an Approved Enterprise, our subsidiary is exempt from Israeli income taxes with respect to income derived from the approved investment program for a period of two years commencing on the year it first generates profits from the approved investment program, and thereafter such income is subject to reduced Israeli income tax rates of 25.0% for an additional five years. These benefits are subject to certain conditions set forth in the certificate of approval from Israel’s Investment Center including, among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length, and that there will be no change in control of more than 49% of Ormat Systems’ capital stock (including by way of a public offering) on a cumulative basis without the prior written approval of Israel's Investment Center.

Prior to 2003, our research and development efforts were partially funded through grants from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor. We currently have no such grants available or outstanding. Under Israeli law, we are required to pay royalties to the Israeli government based on revenues derived from the sale of products developed with the assistance of such grants. The applicable royalty rate is between 3.5% to 5.0%, and the amount of royalties required to be paid are capped at the amount of the grants received (in U.S. dollars). The outstanding balance of grants provided after January 1, 1999 accrue interest at a rate equal to the 12-month LIBOR, as published on the first day of the calendar year in which the particular grant was approved. Because the royalties are payable only from revenues, if any, derived from the relevant products, we only recognize a royalty expense to the government upon delivery of the product to our customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in Item 7, ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, of this annual report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries
Management's Report on Internal Control Over Financial Reporting	95
Report of Independent Registered Public Accounting Firm	97
Consolidated Financial Statements as of December 31, 2005, and 2004 and for Each of the Three Years in the Period Ended December 31, 2005:
Consolidated Balance Sheets	99
Consolidated Statements of Operations and Comprehensive Income	100
Consolidated Statements of Stockholders’ Equity	101
Consolidated Statements of Cash Flows	102
Notes to Consolidated Financial Statements	103
Index to Financial Statements of Ormat Leyte Co. Ltd.(1)
Report of Independent Registered Public Accounting Firm	150
Financial Statements as of December 31, 2005, and for the Year Ended December 31, 2005, including unaudited financial statements as of December 31, 2004 and for the year ended December 31, 2004:
Balance Sheet	151
Statements of Income	152
Statements of Changes in Partners' Equity	153
Statements of Cash Flows	154
Notes to Financial Statements	155

(1)	As the Company’s 80% ownership interest in Ormat Leyte Co. Ltd. is accounted for by the equity method, separate financial statements of Ormat Leyte Co. Ltd. have been included pursuant to Rule 3-09 of Regulation S-X.

MANAGEMENT'S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the Company's internal control over financial reporting as of December 31, 2005 using the criteria established in Internal Control & Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report.

Remediation of Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As reported in Item 4 of our quarterly reports on Forms 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of the Company's condensed consolidated statement of cash flows. Specifically, the Company lacked effective controls to ensure that cash flows from a non-routine lease transaction were accurately disclosed in the Company's interim condensed consolidated statement of cash flows. This control deficiency resulted in the restatement of the Company's interim condensed consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005 to correct the cash flow presentation of prepayments received under the lease agreement. Additionally, this control deficiency could have resulted in a misstatement of the presentation of amounts in the statements of cash flows that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined this control deficiency constituted a material weakness as of those dates.

During the fourth quarter of 2005, in connection with our remediation plan, we: (i) developed a new control to remediate the material weakness identified; (ii) obtained sufficient evidence of the design and operating effectiveness of the new control and (iii) determined the new control has been in place for a sufficient period of time to permit the assessments of its design and operating effectiveness.

Specifically, our management implemented in the fourth quarter of 2005, a control to remediate the material weakness described above, requiring transactions of a non-routine nature to be reviewed by the Chief Financial Officer, who will determine whether sufficient expertise exists within the Company to determine the appropriate accounting treatment for the transaction, or if necessary, to consult with external experts. In addition, the Company continues to support a continuing education program for management and staff related to financial accounting and reporting. Additionally, as needed, management periodically reevaluates accounting decisions for non-routine transactions based on changes in generally accepted accounting principles.

Accordingly, we have determined the remediated control was effectively designed and had demonstrated effective operation for a sufficient period of time to enable us to conclude the material weakness described above has been remediated as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ormat Technologies, Inc.:

We have completed an integrated audit of Ormat Technologies, Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Ormat Technologies, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Sacramento, California
March 27, 2006

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$26,976	$36,750
Marketable securities	43,560	89,166
Restricted cash, cash equivalents and marketable securities	36,732	3,676
Receivables:
Trade	33,515	26,913
Related entities	524	2,413
Other	2,629	1,816
Inventories, net	5,224	6,046
Costs and estimated earnings in excess of billings on uncompleted contracts	8,883	3,164
Deferred income taxes	1,663	1,001
Prepaid expenses and other	3,256	2,377
Total current assets	162,962	173,322
Restricted cash, cash equivalents and marketable securities	—	19,339
Unconsolidated investments	47,235	48,818
Deposits and other	13,489	13,759
Deferred income taxes	5,376	3,044
Property, plant and equipment, net	491,835	466,826
Construction-in-process	128,256	60,177
Deferred financing and lease costs, net	17,412	15,873
Intangible assets, net	47,915	48,930
Total assets	$914,480	$850,088
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank credit	$3,996	$—
Accounts payable and accrued expenses	50,048	37,565
Billings in excess of costs and estimated earnings on uncompleted contracts	12,657	6,139
Current portion of long-term debt:
Limited and non-recourse	2,888	8,295
Full recourse	1,000	24,361
Senior secured notes (non-recourse)	23,754	6,090
Due to Parent, including current portion of notes payable to Parent	32,003	40,531
Total current liabilities	126,346	122,981
Long-term debt, net of current portion:
Limited and non-recourse	11,252	159,370
Full recourse	2,000	3,000
Senior secured notes (non-recourse)	324,645	183,399
Notes payable to Parent, net of current portion	140,162	171,809
Other liabilities	1,309	1,389
Deferred lease income	81,569	—
Deferred income taxes	22,004	18,368
Liabilities for severance pay	11,409	11,129
Asset retirement obligation	11,461	10,665
Total liabilities	732,157	682,110
Minority interest in net assets of subsidiaries	64	64
Commitments and contingencies (Notes 5, 6, 11, 13, 17 and 18)
Stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,562,496 shares issued and outstanding	31	31
Additional paid-in capital	124,008	124,008
Unearned stock-based compensation	(153)	(244)
Retained earnings	55,824	44,441
Accumulated other comprehensive income (loss)	2,549	(322)
Total stockholders' equity	182,259	167,914
Total liabilities and stockholders' equity	$914,480	$850,088

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Revenues:
Electricity:
Energy and capacity	$104,975	$100,281	$77,752
Lease portion of energy and capacity	70,963	58,550	—
Lease income	1,431	—	—
Total electricity	177,369	158,831	77,752
Products:
Related party	7,959	—	—
Other	52,664	60,399	41,688
Total products	60,623	60,399	41,688
Total revenues	237,992	219,230	119,440
Cost of revenues:
Electricity:
Energy and capacity	70,328	63,300	46,726
Lease portion of energy and capacity	30,215	26,442	—
Lease expense	3,072	—	—
Total electricity	103,615	89,742	46,726
Products	45,236	46,336	29,494
Total cost of revenues	148,851	136,078	76,220
Gross margin	89,141	83,152	43,220
Operating expenses (income):
Research and development expenses	3,036	2,175	1,391
Selling and marketing expenses	7,876	7,769	7,087
General and administrative expenses	14,320	11,609	9,252
Gain on sale of geothermal resource rights	—	(845)	—
Operating income	63,909	62,444	25,490
Other income (expense):
Interest income	4,308	1,316	607
Interest expense:
Parent	(10,635)	(9,723)	(1,874)
Other	(44,682)	(33,062)	(6,246)
Foreign currency translation and transaction losses	(439)	(146)	(316)
Other non-operating income	512	112	464
Income before income taxes, minority interest, and equity in income of investees	12,973	20,941	18,125
Income tax provision	(4,690)	(6,609)	(2,506)
Minority interest in earnings of subsidiaries	—	(108)	(519)
Equity in income of investees	6,894	3,567	559
Income before cumulative effect of change in accounting principle	15,177	17,791	15,659
Cumulative effect of change in accounting principle (net of tax benefit of $125,000)	—	—	(205)
Net income	15,177	17,791	15,454
Other comprehensive income (loss), net of related taxes:
Gain (loss) in respect of derivative instruments designated for cash flow hedge (net of related tax of $1,518,000, $(198,000) and $0, respectively)	2,295	(322)	—
Realized loss in respect of derivative instruments (net of related related tax of $347,000)	563	—	—
Unrealized gain on marketable securities available-for-sale (net of related tax benefit of $8,000, $0 and $0, respectively)	13	—	—
Comprehensive income	$18,048	$17,469	$15,454
Basic and diluted earnings per share:
Income before cumulative effect of change
in accounting principle	$0.48	$0.72	$0.67
Cumulative effect of change in accounting principle	—	—	(0.01)
Net income	$0.48	$0.72	$0.66
Weighted average number of shares outstanding	31,563	24,806	23,214

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Divisional Deficit	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2002	23,214	$23	$6,988	$(6,599)	$(111)	$27,536	$—	$27,837
Unearned stock-based compensation	—	—	14	—	(14)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	39	—	—	39
Distribution to Parent	—	—	—	(6,355)	—	—	—	(6,355)
Net income	—	—	—	1,691	—	13,763	—	15,454
Balance at December 31, 2003	23,214	23	7,002	(11,263)	(86)	41,299	—	36,975
Unearned stock-based compensation	—	—	52	—	(52)	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	61	—	—	61
Conversion of note payable to Parent to equity	1,161	1	19,999	—	—	—	—	20,000
Reclassification of divisional deficit	—	—	—	10,236	(167)	(10,069)	—	—
Distribution to Parent for purchase of OSL (net of related tax of $3,747,000)	—	—	—	—	—	(1,053)	—	(1,053)
Cash dividend declared, $0.1025 per share	—	—	—	—	—	(2,500)	—	(2,500)
Issuance of common stock in initial public offering	7,188	7	96,955	—	—	—	—	96,962
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $198,000)	—	—	—	—	—	—	(322)	(322)
Net income	—	—	—	1,027	—	16,764	—	17,791
Balance at December 31, 2004	31,563	31	124,008	—	(244)	44,441	(322)	167,914
Amortization of unearned stock-based compensation	—	—	—	—	91	—	—	91
Cash dividend declared, $0.12 per share	—	—	—	—	—	(3,794)	—	(3,794)
Net income	—	—	—	—	—	15,177	—	15,177
Other comprehensive income, net of related taxes:
Gain in respect of derivative instruments designated for cash flow hedge (net of related tax of $1,518,000)	—	—	—	—	—	—	2,295	2,295
Realized loss in respect of derivative instruments (net of related tax benefit of $347,000)	—	—	—	—	—	—	563	563
Unrealized gain on marketable securities available-for-sale (net of related tax of $8,000)	—	—	—	—	—	—	13	13
Balance at December 31, 2005	31,563	$31	$124,008	$—	$(153)	$55,824	$2,549	$182,259

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$15,177	$17,791	$15,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,006	34,695	16,619
Accretion of asset retirement obligation	774	588	231
Amortization of deferred lease income	(1,431)	—	—
Extinguishment of deferred financing costs	4,180	776	—
Minority interest in earnings of subsidiaries	—	108	519
Equity in income of investees	(6,894)	(3,567)	(559)
Distributions from unconsolidated investments	5,694	3,996	—
Realization of loss related to interest rate cap transactions	910	1,637	—
Gain on sale of geothermal resource rights	—	(845)	—
Recovery of doubtful accounts	—	—	(234)
Deferred income tax provision	(2,182)	3,785	2,060
Cumulative effect of change in accounting principle	—	—	205
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,415)	3,004	1,343
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,719)	(1,242)	(1,922)
Inventories	822	(2,334)	2,236
Prepaid expenses and other	(879)	(334)	32
Deposits and other	(335)	1,576	(231)
Accounts payable and accrued expenses	7,171	5,099	5,266
Due from/to related entities, net	1,889	(627)	(150)
Billings in excess of costs and estimated earnings on uncompleted contracts	6,518	(1,704)	4,691
Other liabilities	(80)	(80)	—
Proceeds from operating lease transaction	83,000	—	—
Deferred lease transaction costs	(3,266)	—	—
Liability for severance pay	998	1,136	459
Net cash provided by operating activities	134,938	63,458	46,019
Cash flows from investing activities:
Distributions from unconsolidated investments	2,844	2,500	—
Marketable securities, net	45,606	(90,916)	—
Net change in restricted cash, cash equivalents and marketable securities	(13,696)	(9,039)	(2,403)
Capital expenditures	(116,749)	(38,122)	(25,296)
Decrease of cash resulting from deconsolidation of OLCL	—	(1,801)	—
Proceeds from sale of geothermal resource rights	—	2,420	—
Increase in severance pay fund asset, net	(503)	(463)	(446)
Repayment from unconsolidated investments	890	788	794
Intangible asset acquired	(1,800)	—	—
Cash paid for acquisitions, net of cash received	—	(175,950)	(257,829)
Net cash used in investing activities	(83,408)	(310,583)	(285,180)
Cash flows from financing activities:
Due to Parent, net	(40,175)	50,836	(6,937)
Proceeds from issuance of notes payable to Parent	—	—	126,339
Disributions to minority shareholders	—	—	(940)
Proceeds from interest rate lock transactions	4,334	—	—
Proceeds from short term bank credit	3,996	—	—
Proceeds from issuance of long-term debt	165,000	210,000	178,018
Repayments of short-term and long-term debt	(183,975)	(68,194)	(78,336)
Deferred debt issuance costs	(4,190)	(10,782)	(6,794)
Payment for interest rate caps	—	(3,820)	—
Proceeds from initial public offering, net of issuance costs	—	96,962	—
Cash dividends paid	(6,294)	—	—
Net cash provided by (used in) financing activities	(61,304)	275,002	211,350
Net increase (decrease) in cash and cash equivalents	(9,774)	27,877	(27,811)
Cash and cash equivalents at beginning of year	36,750	8,873	36,684
Cash and cash equivalents at end of year	$26,976	$36,750	$8,873
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$24,266	$28,531	$4,937
Income taxes	$2,690	$9	—
Supplemental non-cash investing and financing activities:
Increase in asset retirement cost	$22	$2,210	$2,475
Increase in asset retirement obligation	$22	$2,210	$2,805
Conversion of amounts due to Parent to notes payable to Parent	$—	$—	$50,655
Conversion of notes payable to Parent to equity	$—	$20,000	$—
Accounts payable related to purchases of property, plant and equipment	$7,527	$1,306	$748
Accrued liabilities for deferred debt issuance and lease costs	$285	$—	$—
Cash dividend declared	$—	$2,500	$—
Business acquisition — See Note 2.

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Ormat Technologies, Inc. (the ‘‘Company’’), a subsidiary of Ormat Industries Ltd. (the ‘‘Parent’’), is engaged in the geothermal and recovered energy business, including the supply of equipment that is manufactured by the Company and the design and construction of such power plants for projects owned by the Company or for third parties. The Company owns and operates geothermal power plants in various countries, including the United States of America (‘‘U.S.’’), Kenya, Nicaragua, the Philippines and Guatemala. The Company’s equipment manufacturing operations are located in Israel.

Most of the Company’s domestic power plant facilities are Qualifying Facilities under the Public Utility Regulatory Policies Act (‘‘PURPA’’). The power purchase agreements for certain of such facilities are dependent upon their maintaining Qualifying Facility status. Management believes that all of the facilities were in compliance with Qualifying Facility status as of December 31, 2005.

Recapitalization

On June 29, 2004, the Company amended and restated its certificate of incorporation, pursuant to which the authorized capital stock of the Company was increased from 754 shares of $1.00 par value common stock to 155,892,833 authorized shares, comprised of 150,892,833 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock, of which 500,000 shares have been designated as Series A Preferred Stock. The Company’s Board of Directors has the authority to issue the undesignated preferred stock in one or more series and to establish the rights, preferences, privileges and restrictions thereof. On October 21, 2004, the Company further amended and restated its certificate of incorporation, pursuant to which the authorized capital stock of the Company was increased from 150,892,833 shares of $0.001 common stock immediately following the split (see below) to 200,000,000 authorized shares of $0.001 par value common stock.

Additionally, on June 29, 2004, the issued and outstanding 151 shares of $1.00 par value common stock were divided and converted (stock split) to 23,214,281 shares of $0.001 par value common stock.

Further, on June 29, 2004, $20 million outstanding pursuant to the note payable to the Parent was converted to 1,160,714 shares of $0.001 par value common stock of the Company. Such conversion reduced the amounts payable pursuant to the Parent Loan Agreement and increased the stockholder’s equity by $20 million and no gain or loss was recognized as a result thereof.

On October 21, 2004, the Board of Directors approved a 1-for-1.325444 reverse stock split of the Company’s common stock. Accordingly, all common share and per common share amounts in these consolidated financial statements have been restated to give retroactive effect to the reverse stock split for all years presented. The par value of the common stock remained at $0.001 per share.

Cash Dividend

On October 21, 2004, the Company’s Board of Directors declared, approved and authorized the payment of a cash dividend in the aggregate amount of $2.5 million ($ 0.1025 per share). Such dividend was paid on March 2, 2005 and was presented in the balance sheet as of December 31, 2004, in the ‘‘Due to Parent’’ balance.

During the year ended December 31, 2005, the Company’s Board of Directors declared, approved and authorized the payment of cash dividends in the aggregate amount of $3.8 million ($ 0.12 per share). Such dividends were paid during the year ended December 31, 2005.

Initial Public Offering

In November 2004, the Company completed an initial public offering (‘‘IPO’’) of 7,187,500 shares of common stock. Net proceeds to the Company after deducting underwriting fees and offering related expenses, were approximately $97.0 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rounding

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation.

Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, an 85% interest in OrYunnan Geothermal Co. Ltd. (‘‘OrYunnan’’) and an 80% interest in Ormat Leyte Co, Ltd. (‘‘OLCL’’) prior to March, 31, 2004. All intercompany accounts and transactions are eliminated.

In November 1999, the Company, through a wholly owned subsidiary, entered into an agreement with Yunnan Province Geothermal Development Co. (‘‘YPGD’’) to form OrYunnan, a limited liability joint venture, whereby the Company is to contribute, for an 85% ownership interest, $2,550,000 and YPGD is to contribute, for the remaining 15% ownership interest, $450,000. Pursuant to such agreement, 15% of the capital contribution was made in April 2000, and the remaining portion is to be paid within 60 days after the date on which a power purchase agreement is executed. OrYunnan is currently in the process of negotiating a power purchase agreement. OrYunnan was formed for the purpose of utilizing, for electric power generation, all of the geothermal resources of Teng Chong County of the Yunnan Province in the People’s Republic of China.

OLCL is a limited partnership established for the purpose of developing, financing, constructing, owning, operating, and maintaining geothermal power plants in Leyte Province, the Philippines.

The Company’s consolidated balance sheets include 100% of the assets and liabilities of OrYunnan and of OLCL prior to March 31, 2004. The unrelated entity’s 15% interests in OrYunnan, and 20% interest in OLCL prior to March 31, 2004, have been reflected as ‘‘Minority interest in net assets of subsidiaries’’ in the Company’s consolidated balance sheets and the Company’s share in earnings therefrom have been reflected on the consolidated statements of operations and comprehensive income for all years presented and have been reflected in ‘‘Minority interest in earnings of subsidiaries’’ for OLCL through March 31, 2004 and for OrYunnan for all years reported. Intercompany accounts and transactions have been eliminated in the consolidation.

The Company accounts for its interests in partnerships and companies in which it has equal to or less than a 50% ownership interest under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of such companies. The Company’s earnings in investments accounted for under the equity method have been reflected as ‘‘Equity in income of investees’’ on the Company’s consolidated statements of operations and comprehensive income.

Adoption of FIN No. 46R

In January 2003, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51 (‘‘FIN No. 46’’), and amended it by issuing FIN No. 46R in December 2003. Among other things, FIN No. 46R generally deferred the effective date of FIN No. 46 to the quarter ended March 31, 2004. The objectives of FIN No. 46R are to provide guidance on the identification of Variable Interest Entities (‘‘VIEs’’) for which control is achieved through means other than ownership of a majority of the voting interest of the entity, and how to determine which company (if any), as the primary beneficiary, should consolidate the VIE. A variable interest in a VIE, by definition, is an asset, liability, equity, contractual arrangement or other economic interest that absorbs the entity’s economic variability.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective as of March 31, 2004, the Company adopted FIN No. 46R. In connection with the adoption of FIN No. 46R, the Company concluded that OLCL, in which the Company has an 80% ownership interest, should be deconsolidated. OLCL’s operating results continued to be accounted for using the consolidated method of accounting for the three month period ended March 31, 2004. Effective April 1, 2004, the Company’s ownership interest in OLCL is accounted for using the equity method of accounting. The Company’s maximum exposure to loss as a result of its involvement with OLCL is estimated to be $5.5 million, which is the Company’s net investment at December 31, 2005.

The Company also has variable interests in certain other consolidated wholly owned VIEs that will continue to be consolidated because the Company is the primary beneficiary. Further, the Company has concluded that the Company’s remaining significant equity investments do not require consolidation as they are not VIEs.

Purchase of the power generation business from the Parent

As of July 1, 2004, a wholly owned subsidiary of the Company, Ormat Systems Ltd. (‘‘OSL’’), an Israeli company, acquired from the Parent for $11 million the power generation business which includes the manufacturing and sale of energy-related products pertaining mainly to the geothermal and recovered energy industry.

The Company considers this business to be synergistic with its ownership and operation of geothermal power plants as well as to the construction of the projects (on a turnkey basis). In addition to acquiring the tangible net assets of the power generation business, OSL assumed the title and interest to: (i) certain related contracts, and (ii) liabilities and rights under agreements with employees and consultants, and obtained a perpetual license of all intellectual property pertaining to the power generation business from the Parent.

In connection with the acquisition, OSL and the Parent have entered into an agreement whereby OSL will provide to the Parent, for a monthly fee of $10,000, certain corporate administrative services, including the services of executive officers. In addition, OSL has agreed to provide the Parent with services of certain skilled engineers at OSL’s cost plus 10%, adjusted annually for changes in the Israeli Consumer Price Index. Such agreements may be terminated by either party after the initial term which ends in 2009.

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

The financial statements for all years presented include the historical financial information of the Company prior to the acquisition of the power generation business, combined with the historical financial information of the acquired power generation business which was carved out of the Parent for all years presented. The difference between the assets and liabilities of the power generation business consists of accumulated retained earnings (deficit) as well as amounts due to/from Parent resulting from cash transfers. Such amounts have been aggregated and presented in the statements of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stockholders’ equity as ‘‘divisional deficit’’ because it is not possible to distinguish the beginning balance as the records were not available to accurately break out the two components. On July 1, 2004, the effective date of the transaction, the divisional deficit was reclassified to retained earnings and unearned stock-based compensation. Retained earnings in the statements of stockholders’ equity for all years prior to the year ended December 31, 2004 represent the retained earnings of the Company prior to the acquisition of the power generation business.

The preparation of these financial statements included the use of ‘‘carve out’’ accounting procedures wherein certain assets, liabilities, revenues and expenses historically recorded or incurred at the Parent level, which were related to OSL, have been identified and allocated as appropriate to present the financial position, operating results, and cash flows of OSL for the years presented.

The statements of operations for OSL for the year ended December 31, 2003 and for the period from January 1, 2004 to June 30, 2004 were carved out using specific identification for revenues and cost of revenues, research and development expense, selling and marketing expenses, general and administrative expenses and interest income and expense. The income tax provision was recalculated based on the separate return method pursuant to Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes.

Of the $11.0 million purchase price, the Company paid $4.8 million in cash and assumed $6.2 million in debt and other liabilities. The excess of the consideration paid over the historical net book value of the purchased business has been recorded as a distribution to the Parent, which reduced stockholders’ equity by approximately $4.8 million at July 1, 2004. Because the deferred income taxes at June 30, 2004 had a full valuation allowance, there was no tax effect for the difference between the book and tax basis of the purchased assets and liabilities.

Cash and cash equivalents

The Company considers all highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

Marketable securities

Marketable securities consist of debt securities (mainly auction rate securities and commercial papers). The Company accounts for such securities in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of the purchase and re-evaluates such classification at each balance sheet date. At December 31, 2005 and 2004 all of the Company’s investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value based upon the quoted market prices of such securities at year end. Net unrealized gains or losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Net realized gains or losses are reported in interest income. The net unrealized gains or losses at December 31, 2004 are immaterial.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The marketable securities are included in the balance sheets at December 31, 2005 and 2004, as follows:

	December 31,
	2005	2004
	(dollars in thousands)
Marketable securities	$43,560	$89,166
Amount presented among short-term restricted cash, cash equivalents and marketable securities	14,645	1,750
Total	$58,205	$90,916

The cost and the fair value of the marketable securities at December 31, 2005 were $58,224 and $58,205, respectively. The cost of the marketable securities at December 31, 2004 approximates their fair value.

Restricted cash, cash equivalents and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserve, cash collateral and operating fund accounts that have been classified as restricted cash, cash equivalents and marketable securities. Funds that will be used to satisfy obligations due during the next twelve months are classified as current restricted cash, cash equivalents and marketable securities, with the remainder classified as non-current restricted cash, cash equivalents and marketable securities. Such amounts are invested primarily in money market accounts, auction rate securities and commercial papers with a minimum investment grade of ‘‘AA’’. Auction rate securities are classified as available-for-sale.

Certain of the restricted cash accounts can be replaced by a letter of credit, and as further described in Note 18, as of December 31, 2004, two letters of credit aggregating $14.4 million were issued by the Company to release restriction on funds that were used as collateral for OFC’s 8¼% Senior Secured Notes (the ‘‘OFC Notes’’) and loan agreement with Beal Bank, SSB (‘‘Beal Bank’’). As of December 31, 2005, such letters of credit had not been renewed by the Company.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments and marketable securities with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2005 and 2004, the Company had deposits totaling $9,889,000 and $30,980,000, respectively, in four and six, respectively, U.S. financial institutions that were federally insured up to $100,000 per account. At December 31, 2005 and 2004, the Company’s deposits in foreign countries of approximately $11,935,000 and $9,184,000, respectively, were not insured.

At December 31, 2005 and 2004, accounts receivable related to operations in foreign countries amounted to approximately $11,017,000 and $7,963,000, respectively. At December 31, 2005 and 2004, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues (see Note 15) amounted to approximately 59% and 80% of the Company’s accounts receivable, respectively.

Southern California Edison Company (‘‘SCE’’) accounted for 36.1%, 41.4% and 26.6% of the Company’s total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively. SCE is also the power purchaser and revenue source for the Mammoth project, which is accounted for

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

separately under the equity method. Sierra Pacific Power Company accounted for 14.1%, 12.9% and 9.5% of the Company’s total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively. Following the acquisition of the Puna project, Hawaii Electric Light Company has become one of the Company’s key customers, accounting for approximately 15.2% and 7.1% of our total revenues for the years ended December 31, 2005 and 2004, respectively. PNOC-Energy Development Corporation accounted for 0%, 1.4% and 10.6% of the Company’s total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively. The two electric distribution companies which are assignees of Empresa Nicaraguense de Electricidad accounted for 4.7%, 5.1% and 9.7% of the Company’s total revenues for the three years ended December 31, 2005, 2004 and 2003, respectively. The Kenya Power and Lighting Co. Ltd. accounted for 4.3%, 4.5% and 8.1% of the Company’s total revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company requires the customer in Nicaragua to provide a cash security arrangement for its payment obligations. The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Inventories

Inventories consist primarily of raw material parts and sub assemblies for power units, and are stated at the lower of cost or market value, using the moving-average cost method and are stated net of provision for slow-moving and obsolescence, which was not significant.

Deposits and other

Deposits and other consist primarily of performance bonds for construction projects, a long-term insurance contract and derivative instruments.

Property, plant and equipment

Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction incurred as part of the construction of power plants operated by the Company are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. Power plants operated by the Company are depreciated using the straight-line method over the term of the relevant power purchase agreement, which range from 12 to 25 years (see Note 13). The geothermal power plants in the Philippines and Nicaragua are to be fully depreciated over the period that the plants are owned by the Company. The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

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

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to approximately $3,504,000, $628,000 and $297,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset retirement obligation

As required by SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, which was amended by FASB Interpretation (‘‘FIN’’) No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No.143, the Company records the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. The Company’s legal liabilities include plugging wells and post-closure costs of geothermal power producing sites. When a new liability for asset retirement obligations is recorded, the Company capitalizes the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. At retirement, an entity settles the obligation for its recorded amount or incurs a gain or loss.

Deferred financing and lease transaction costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the statement of operations. Accumulated amortization related to deferred financing costs amounted to $2,422,000 and $1,708,000 at December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 amounted to $6,087,000, $2,705,000 and $576,000, respectively. Amortization expense for the years ended December 31, 2005 includes $4,180,000, which represent the write-off of the balance of the deferred financing costs as of the date of the repayment of the Beal Bank loan (see Note 9).

Deferred transaction costs relating to the Puna operating leases (see Note 10) in the amount of $4,333,000 are amortized, using the straight-line method over the 23-year term of the Project Lease. Amortization of deferred financing costs is presented in cost of revenues in the statement of operations. Accumulated amortization related to deferred lease costs amounted to $117,000 at December 31, 2005. Amortization expense for the year ended December 31, 2005 amounted to $117,000.

Intangible assets

Intangible assets consist of allocated acquisition costs of power purchase agreements, which are amortized over the 13 to 25-year terms of the agreements using the straight-line method.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is subject to the provisions of SFAS No. 133 Derivative Implementation Group (‘‘DIG’’) Issue No. C15, Normal Purchases and Normal Sales Exception for Certain Option-Type Contracts and Forward Contracts in Electricity, which expands the requirements for the normal purchase and normal sales exception to include electricity contracts entered into by a utility company when certain criteria are met. Also under DIG Issue No. C15, contracts that have a price adjustment clause based on an index that is not directly related to the electricity generated, as defined in SFAS No. 133, do not meet the requirements for the normal purchases and normal sales exception. The Company has power sales agreements that qualify as derivative instruments under DIG Issue No. C15 because they have a price adjustment clause based on an index that does not directly relate to the sources of the power used to generate the electricity. In June 2003, the FASB issued DIG Issue No. C20, Scope Exceptions: Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a Price Adjustment Feature. DIG Issue No. C20 superseded DIG Issue No. C11, Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception, and specified additional circumstances in which a price adjustment feature in a derivative contract would not be an impediment to qualifying for the normal purchases and normal sales scope exception under SFAS No. 133. DIG Issue No. C20 was effective as of the first day of the fiscal quarter beginning after July 10, 2003, (i.e. October 1, 2003, for the Company). In conjunction with initially applying the implementation guidance, DIG Issue No.C20 requires contracts that did not previously qualify for the normal purchases normal sales scope exception, and do qualify for the exception under DIG Issue No. C20, to freeze the fair value of the contract as of the date of the initial application, and amortize such fair value over the remaining contract period. Upon adoption of DIG Issue No. C20, the Company elected the normal purchase and normal sales scope exception under SFAS No. 133 related to its power purchase agreements. Such adoption did not have a material impact on the Company’s consolidated financial position and results of operations.

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

Comprehensive income reporting

The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which requires comprehensive income and its components to be reported when a company has items of other comprehensive income. Comprehensive income includes net

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income plus other comprehensive income, which for the Company consists of unrealized gain or loss on marketable securities available-for-sale and the mark-to-market gains or losses on derivative instruments designated for cash flow hedge.

Revenues and cost of revenues

Revenues are primarily related to: (i) sale of electricity from geothermal power plants owned and operated by the Company; and (ii) geothermal and recovered energy power plant equipment engineering, sale, construction and installation and operating services.

Revenues related to the sale of electricity from geothermal power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. As described below, for power purchase agreements (‘‘PPAs’’) acquired as part of the projects purchased since July 1, 2003 (see Note 2), revenues related to the lease element of the PPA are included as ‘‘lease portion of energy and capacity’’ revenues, with the remaining revenues related to the production and delivery of energy presented as ‘‘energy and capacity’’. Lease income and lease expense are recognized ratably over the lease periods.

Revenues from engineering, operating services, and parts and product sales are recorded upon providing the service or delivery of the products and parts. Revenues from the supply and/or construction of geothermal and recovered energy power plant equipment and other equipment on behalf of others are recognized on the percentage completion method. Revenue is based on the percentage relationship that incurred costs bear to total estimated costs. Costs include direct material, labor, and indirect costs. Selling, marketing, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

In May 2003, the Emerging Issues Task Force (‘‘EITF’’) reached consensus in EITF Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, to clarify the requirements of identifying whether an arrangement contains a lease at its inception. The guidance in the consensus is designed to broaden the scope of arrangements, such as power purchase agreements, accounted for as leases. EITF Issue No. 01-8 requires both parties to an arrangement to determine whether a service contract or similar arrangement is, or includes, a lease within the scope of SFAS No. 13, Accounting for Leases. The consensus is being applied prospectively to arrangements agreed to, modified, or acquired in business combinations on or after July 1, 2003. The adoption of EITF Issue No. 01-8 effective July 1, 2003 did not have a material effect on the Company’s financial position or results of operations. As further discussed in Note 13, PPAs acquired as part of the projects purchased since July 1, 2003 (Heber 1 and 2, Steamboat 2/3, Steamboat Hills, and Puna projects, see Note 2), contain lease elements within the scope of SFAS No. 13. Lease revenue related to the Heber 1 and 2 projects from the date of acquisition (December 18, 2003) to December 31, 2003 was not material.

Warranty on products sold

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. Estimated future warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. Such charges have historically been immaterial.

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal, recovered energy and remote power technologies are expensed as incurred. Grants

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

received from the Office of the Chief Scientist (‘‘OCS’’) of the Israeli Government and from the U.S. Department of Energy are offset against the related research and development expenses. Such grants amounted to $1,275,000, $86,000 and $142,000 during the years ended December 31, 2005, 2004, and 2003, respectively.

Advertising expense

Advertising costs are expensed as incurred and totaled $180,000, $74,000 and $58,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Patent expense

Patents are internally developed, and therefore costs are expensed as incurred and totaled $252,000, $290,000 and $377,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The Company accounts for investment tax credits and production tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Earnings per share

Basic earnings per share is computed by dividing net income available to common stock shareholders by the weighted average number of shares of common stock outstanding for the year. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted on November 10, 2004 and on November 9, 2005 and whose dilutive effect on the net income per share for the years ended December 31, 2005 and 2004 is immaterial. The stock options granted to employees of the Company in the Parent’s stock are not dilutive to the Company’s earnings per share.

Stock-based compensation

The Company accounts for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and other related interpretations which states that no compensation expense is required to be recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of common stock on the grant date. In the event that stock options are granted at a price lower than the fair market value at that date, the difference between the fair market value of the common stock and the exercise price of the stock options is recorded as unearned compensation. Unearned compensation is amortized to compensation expense over the vesting period applicable to the stock option. The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as it relates to stock options granted to employees, which requires pro forma net income and earnings per share be disclosed based on the fair value of the options granted at the date of the grant.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company calculated the fair value of each option on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2005	2004	2003
For stock options issued by the Company:
Risk-free interest rates	4.5%	3.6%	—
Expected lives (in years)	5	5	—
Dividend yield	1%	4%	—
Expected volatility	32%	40%	—
For stock options issued by the Parent:
Risk-free interest rates	—	4.7%	4.7%
Expected lives (in years)	—	5	5
Dividend yield	—	0%	0%
Expected volatility	—	28%	31%

Had compensation cost for the options granted to employees of the Company been determined based on the fair value method prescribed by SFAS No. 123, the Company’s pro forma net income and earnings per share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net income:
As reported	$15,177	$17,791	$15,454
Add: Total stock-based employee compensation expense included in reported net income, net of tax	91	61	24
Deduct: Total stock-based employee compensation expense in respect of the Company's stock options determined under fair value based method, net of tax	(65)	(6)	—
Deduct: Total stock-based employee compensation expense in respect of the Parent's stock options determined under fair value based method, net of tax	(307)	(685)	(175)
Pro forma net income	$14,896	$17,161	$15,303
Basic and diluted earnings per share:
As reported	$0.48	$0.72	$0.66
Pro forma	$0.47	$0.69	$0.66

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The marketable securities are presented at fair value. The fair value of long-term debt is estimated based on the current borrowing rates for similar issues, which approximates carrying amount for all long-term debt except for the OFC Senior Secured Notes. For the OFC Senior Secured Notes (see Note 9) such fair value amounted to $185.2 million and $191.9 million compared to carrying amount of $183.4 million and $189.5 million at December 31, 2005 and 2004, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New accounting pronouncements

SFAS No. 123 (Revised 2004) — Share-Based Payments

In December 2004, the FASB issued the revised SFAS No. 123, Share-Based Payment (‘‘SFAS No. 123R’’), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25 and requires instead that such transactions be accounted for using the grant date fair value based method. On April 14, 2005, the Securities and Exchange Commission (‘‘SEC’’) adopted a new rule amending the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be applicable to the Company for the fiscal year ending December 31, 2006. Early adoption of SFAS No. 123R is encouraged. SFAS No. 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

The cumulative effect of adopting SFAS No. 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of December 31, 2005, is immaterial. The Company expects that upon the adoption of SFAS No. 123R, it will apply the modified prospective application transition method, as permitted hereunder. Under such transition method, upon the adoption of SFAS No. 123R, the Company’s consolidated financial statements for periods prior to the effective date will not be restated.

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

SFAS No. 153 — Exchange of Nonmonetary Assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions in SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 (July 1, 2005 for the Company). Early application of SFAS No. 153 is permitted. The provisions of SFAS No. 153 shall be applied prospectively. The adoption by the Company of SFAS No. 153 effective July 1, 2005, did not have a material impact on its results of operations and financial position.

FIN No. 47 — Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No. 143

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Retirement Obligations, an Interpretation of FASB Statement No. 143, which requires companies to recognize a liability for the fair value of a legal obligation to perform asset-retirement activities that are conditional on a future event, if the amount can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for the Company). The Company’s adoption of FIN No. 47 as of December 31, 2005 did not have an impact on its results of operations and financial positions.

SFAS No. 154 — Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). The Company does not expect SFAS No. 154 to have a material impact on its results of operations and financial position in future periods.

EITF Issue No. 04-5 — Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF No. 04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company), for all other limited partnerships. The Company is currently evaluating the impact of implementing of the provisions of EITF Issue No. 04-5 related to its investment in Mammoth-Pacific, L.P.

SFAS No. 155 — Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for the Company). The Company does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

NOTE 2 — BUSINESS ACQUISITIONS

Acquisitions in 2003

The Steamboat 1/1A Project

On June 30, 2003, the Company acquired from two groups of unrelated sellers, a 100% interest in Steamboat Geothermal LLC (‘‘SG’’), which owns geothermal power plants (‘‘Steamboat 1/1A’’) in Nevada. The purchase price of $1.2 million was paid in cash, of which, $2.1 million has been recorded as property, plant and equipment, less assumption of liabilities of $0.9 million. The acquisition has been accounted for under the purchase method of accounting and the acquired assets are being depreciated over their estimated useful lives of three to fifteen years. The results of operations of the Steamboat 1/1A Project have been included in the consolidated financial statements since July 1, 2003.

The Heber and Mammoth Projects

On December 18, 2003, the Company purchased certain geothermal assets from Covanta Energy Corporation (‘‘CEC’’), an unrelated entity for a total purchase price of $215.0 million, plus transaction costs of approximately $3.2 million. As further discussed in Note 9, the Company entered into a loan agreement and borrowed $154.5 million from Beal Bank, all of which was collateralized by the acquired assets described below, except for the assets related to the Company’s 50% ownership interest in Mammoth-Pacific, L.P. (‘‘Mammoth’’).

The assets purchased include: (i) a 100% ownership in Heber Geothermal Company, which owns a 38 megawatt (‘‘MW’’) geothermal power plant (‘‘Heber 1’’), located near Heber, California; (ii) a 100% ownership in Second Imperial Geothermal Company (‘‘SIGC’’), that has rights to the lessee position of a 34 MW geothermal power plant (‘‘Heber 2’’), adjacent to the Heber 1 plant; (iii) a 100% ownership in Heber Field Company, that has the rights to the geothermal resources used by Heber 1 and 2; and (iv) 50% ownership interest in Mammoth, that owns and operates three geothermal plants, with a combined generating capacity of 25 MW, located near the city of Mammoth, California.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Steamboat 1/1A and the Heber and Mammoth projects’ asset acquisitions have been accounted for under the purchase method of accounting and the acquired assets and intangibles are being depreciated over their estimated useful lives of three to twenty years. The purchase price has been allocated based on independent valuation and management’s estimates as follows:

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

The following unaudited pro forma financial information for the year ended December 31, 2003, assumes the Heber and Mammoth projects acquisitions occurred as of the beginning of the year, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of the Heber and Mammoth projects been affected on the dates indicated.

Year Ended December 31, 2003
(dollars in thousands, except per share amounts)
Revenues	$185,571
Income before cumulative effect of accounting change	42,246
Net income	40,381
Basic and diluted earnings per share	$1.74

Acquisitions in 2004

The Steamboat 2/3 Project and Meyberg Property

On February 11, 2004, the Company acquired 100% of the outstanding shares of capital stock of Steamboat Development Corp. (‘‘SDC’’), and certain real property (‘‘Meyberg Property’’) from an unrelated party. SDC owned certain leasehold interests as a lessee in the two Steamboat 2/3 geothermal power plants and certain related geothermal leases. On February 13, 2004, the Company acquired all of the beneficial rights, title, and interest in the Steamboat 2/3 geothermal power plants from the lessor. The Company acquired SDC and the Meyberg Property to increase its geothermal power plant operations in the U.S. The Company acquired the lessee and lessor positions of the Steamboat 2/3 geothermal power plants for a combined purchase price of approximately $82 million, plus transaction cost of approximately $0.8 million. The results of SDC’s operations have been included in the consolidated financial statements since February 11, 2004.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Steamboat Hills Project

On May 20, 2004, the Company completed the acquisition of 100% of the equity interests of Yankee Caithness Joint Venture, L.P. (‘‘Yankee’’), which we subsequently renamed as Steamboat Hills, from unrelated parties for a purchase price of approximately $20.3, including acquisition costs of approximately $0.1 million. Yankee owns and operates a geothermal electric generation plant, located in Steamboat Springs, Nevada. The Company purchased Yankee in order to increase its geothermal power plant operations. The results of Steamboat Hills’ operations have been included in the consolidated financial statements since May 20, 2004.

The Puna Project

On June 3, 2004, the Company completed the acquisition of 100% of the equity interests of Puna Geothermal Venture (‘‘PGV’’) from an unrelated party for a purchase price of $72.9 million, including acquisition costs of approximately $0.2 million. PGV operates a geothermal power plant (‘‘Puna Project’’) located on the Big Island of Hawaii. The Company purchased PGV in order to increase its geothermal power plant operations in the U.S. The results of PGV’s operations have been included in the consolidated financial statements since June 3, 2004.

The Puna Project was not in compliance with the threshold minimum performance requirements of its power purchase agreement at the time of the acquisition and in the year ended December 31, 2005, which non-compliance resulted in the imposition of sanctions that reduced the aggregate amounts of revenues payable to the Company from the relevant power purchaser, and amounted to $0.1 million for the year ended December 31, 2005 and $0.4 million for the period from June 3, 2004 to December 31, 2004.

The Steamboat 2/3 Project, the Meyberg Property, the Steamboat Hills Project and the Puna Project acquisitions have been accounted for under the purchase method of accounting and the acquired depreciable assets and intangibles are being depreciated over their estimated useful lives of 14 to 23 years. The purchase price (including of the lessee and lessor position in the Steamboat 2/3 Project) has been allocated based on independent valuation and management’s estimates as follows:

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2004	2003
	(dollars in thousands, except per share amounts)
Revenues	$231,788	$155,900
Income before cumulative effect of accounting change	17,789	18,329
Net income	17,789	18,124
Basic and diluted earnings per share	$0.72	$0.78

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Raw materials and purchased parts for assembly	$1,521	$1,664
Self-manufactured assembly parts and finished products	3,703	4,382
Total	$5,224	$6,046

NOTE 4 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31,
	2005	2004
	(dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$39,142	$19,368
Less billings to date	42,916	(22,343)
Total	$(3,774)	$(2,975)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts are included in the balance sheets under the following captions:

	December 31,
	2005	2004
	(dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$8,883	$3,164
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,657)	(6,139)
Total	$(3,774)	$(2,975)

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Orzunil:
Investment	$3,807	$3,391
Advances	3,712	4,478
	7,519	7,869
Mammoth	34,240	36,361
OLCL	5,476	4,588
Total	$47,235	$48,818

From time to time, the unconsolidated power plants make distributions to their owners. Such distributions are deducted from the investments in such power plants.

The Zunil Project

The Company had as of December 31, 2005, a 21% ownership interest in Orzunil I de Electricidad, Limitada (‘‘Orzunil’’), a limited responsibility company incorporated in Guatemala and established for the purpose of the generation of power from a geothermal power plant in the Province of Quetzaltenango in Guatemala. The Company operates and maintains the geothermal power plant and the power purchaser supplies geothermal fluid to the power plant. The Company’s 21% ownership interest in Orzunil is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Orzunil.

Notes receivable for cash advances to Orzunil consist of the following:

	December 31,		Interest Rate	Maturity Date
	2005	2004
	(dollars in thousands)
Subordinated	$3,415	$3,835	3-month LIBOR +4%	November 15, 2011
Junior subordinated	297	643	0%	see below
	$3,712	$4,478

All available cash after the debt service under the subordinated loan is used to repay the junior subordinated loan. Interest income received from these loans amounted to approximately $269,000, $214,000 and $270,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s equity in income of Orzunil was not significant for each of the years presented in these financial statements.

On March 13, 2006, the Company acquired an additional 50.8% ownership interest in the Zunil Project, and increased its existing 21.0% ownership interest to 71.8%. The purchase price was $14,750,000.

Due to recent hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. Orzunil has filed an insurance claim in respect of the damage, which is currently under discussion with the insurance company. OrZunil has already received an advance payment against the claim and believes that any final resolution of the claim will not have material impact on its results of operation.

The Mammoth Project

As discussed in Note 2, on December 18, 2003, the Company acquired a 50% interest in the Mammoth Project, which is comprised of three geothermal power plants located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. Effective December 18, 2003, the Company operates and maintains the geothermal power plants under an operating and maintenance (‘‘O&M’’) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	December 31,
	2005	2004
	(dollars in thousands)
Condensed balance sheets:
Current assets	$7,430	$11,088
Non-current assets	82,550	83,944
Current liabilities	1,114	924
Non-current liabilities	3,708	3,774
Partners' Capital	85,158	90,334

	Year Ended December 31,		Period from December 18, 2003 to December 31, 2003
	2005	2004
	(dollars in thousands)
Condensed statements of operations:
Revenues	$15,782	$15,815	$672
Gross margin	4,021	3,830	252
Net income	3,824	3,521	246
Company's equity in income of Mammoth:
50% of Mammoth net income	$1,912	$1,761	$123
Plus amortization of basis difference	593	593	18
	2,505	2,354	141
Less income taxes	(952)	(894)	—
Total	$1,553	$1,460	$141

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Mammoth project sells its electrical output to Southern California Edison Company (‘‘SCE’’) under three separate power purchase agreements. Under the G-1 power purchase agreement, in certain circumstances, SCE or its affiliates has a right of first refusal to acquire the plant.

The Leyte Project (‘‘OLCL’’)

The Company holds an 80% interest in OLCL (which owns the Leyte Project), however, as further discussed in Note 1, upon the adoption of FIN No. 46R, the balance sheet of OLCL was deconsolidated as of March 31, 2004, and the income and cash flow statements have been deconsolidated effective April 1, 2004.

The condensed financial position and results of operations of OLCL are summarized below:

	December 31,
	2005	2004
	(dollars in thousands)
Condensed balance sheets:
Current assets	$7,972	$7,178
Non-current assets	11,267	16,864
Current liabilities	6,083	6,035
Non-current liabilities	3,810	8,889
Stockholders' equity	9,346	9,118

	Year Ended December 31, 2005	Period from April 1, 2004 to December 31, 2004
	(dollars in thousands)
Condensed statements of operations:
Revenues	$13,134	$8,217
Gross margin	6,246	2,592
Net income	5,271	838
Company's equity in income of OLCL:
80% of OLCL net income	$4,217	$670
Plus amortization of deferred revenue on intercompany profit ($2.2 million unamortized balance at December 31, 2005)	708	789
Total	$4,925	$1,459

OLCL’s operating results for all periods prior to March 31, 2004 have been accounted for on the consolidated method of accounting, and effective April 1, 2004, the Company’s ownership interest in OLCL is accounted for using the equity method of accounting.

In 1996, OLCL entered into a Build, Operate, and Transfer (‘‘BOT’’) agreement with PNOC-Energy Development Corporation (‘‘PNOC’’) in connection with the four geothermal power generation plants, with a total capacity of 49MW, located in Leyte, Philippines. The BOT agreement calls for OLCL to design, construct, own, and operate geothermal electricity generating plants, utilizing the geothermal resources of the Leyte Geothermal Power Optimization Project Area. During 1997, the power plants started commercial operations and began selling power to PNOC under a ten year power purchase agreement (tolling arrangement). OLCL receives capacity and energy fees from PNOC established by the BOT agreement. Fees are paid each month through the term of the BOT agreement and vary based on plant performance. OLCL owns the plants for a ten-year period ending

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 2007, at which time they will be transferred to PNOC for no further consideration. The Company does not anticipate any material financial loss as a result of such transfer, although going forward this will reduce the Company's foreign generation capacity by 49 MW.

In connection with the construction of the four geothermal power generation plants, OLCL obtained a term loan (‘‘Term Loan’’) amounting to approximately $44.5 million from the Export-Import Bank of the government of the United States (‘‘Eximbank’’). Principal is payable in equal quarterly installments through July 2007. Interest on the Term Loan is at a fixed rate of 6.54% and is payable quarterly. The balance of the Term Loan as of December 31, 2005 and 2004 is $8,890,000 and $13,969,000, respectively. The Term Loan is collateralized by a mortgage on all real property, an assignment of revenues, and the pledge of partnership interests in OLCL. There are various covenants under the Term Loan, which include maintaining minimum levels of equity ratio, as defined, and limitations on additional indebtedness and payment of dividends. As of December 31, 2005, Management believes OLCL was in compliance with the covenants under the Term Loan.

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Land	$11,521	$11,442
Leasehold improvements	966	966
Machinery and equipment	13,558	11,579
Office equipment	2,840	2,306
Automobiles	1,278	1,079
Geothermal power plants, including geothermal wells:
United States of America	471,886	420,134
Foreign countries	68,547	68,489
Asset retirement cost	9,678	9,656
	580,274	525,651
Less accumulated depreciation	(88,439)	(58,825)
Total	$491,835	$466,826

Depreciation expenses for the years ended December 31, 2005, 2004 and 2003 amount to $31,210,000, $31,729,000 and $15,519,000, respectively.

U.S. operations:

The net book value of the property, plant and equipment, including construction in process, located in the United States is approximately $514,176,000 and $444,703,000 as of December 31, 2005 and 2004, respectively.

Foreign operations:

During 1998, the Company entered into a power purchase agreement with Kenya Power and Lighting Co. Ltd. (‘‘KPLC’’). Under the agreement, the Company agreed to design, construct and operate geothermal power plants in Kenya in several phases. Upon the completion of construction of each phase, KPLC is committed to purchase the electricity generated by the power plants for a minimum of 20 years under the terms of the power purchase agreement. Phase I of the Olkaria III project has been completed and the net book value of the assets related to the generation power plant

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the related wells amounted to approximately $30,591,000 and $32,533,000 at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company had incurred approximately $21,555,555 and $20,890,000, respectively (included in construction-in-process), in connection with construction of Phase II of the power plant. Upon implementation, the Company expects Phase II to add 35 MW in generating capacity to the current Olkaria III project. Under existing documentation for the Olkaria III project, the Company’s subsidiary was required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. The Company has reached an agreement with KPLC, subject to execution of a definitive agreement and regulatory approval, pursuant to which the tariff of Phase II will be reduced, KPLC will be required to provide a letter of credit to secure their payment obligations, the completion date will be extended to December 2007 if the definitive agreements are entered into and the letter of credit is opened until April 1, 2006. Management believes that the project will be completed in the required timeframe. If the Company does not complete the construction of Phase II, the Company may lose some or all of its investment in the construction-in-process relating to Phase II.

In June 1999, the Company entered into an agreement with Nicaraguan Electricity Company (‘‘NEC’’) a Nicaraguan power utility, whereby the Company will rehabilitate existing wells, drill new wells, and operate the geothermal facilities. The Company owns the plants for a fifteen-year period ending in 2014, at which time they will be transferred to NEC at no cost. The Company sells the power from the facilities to two power companies who are assignees of NEC at the agreed upon price and terms of the ‘‘take or pay’’ power purchase agreement. The net book value of the assets related to the constructed plant and wells and rehabilitated existing wells amounted to approximately $21,060,000 and $23,784,000 at December 31, 2005 and 2004 respectively. Additionally, as of December 31, 2005 and 2004, the Company has incurred approximately $1,215,000 and $1,046,000, respectively, (included in construction-in-process) to drill an additional well.

The Company is engaged in the construction of several geothermal power plants in other foreign countries. At December 31, 2005 and 2004, such projects were in the various stages of construction and the related costs totaling approximately $22,367,000 and $2,781,000, respectively, have been included as construction-in-process.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist mainly of all of the Company’s power purchase agreements acquired in business combinations and amounted to $47,915,000 (including royalty rights in the amount of $1,800,000) and $48,930,000, net of accumulated amortization of $6,248,000 and $3,449,000 as of December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005, 2004 and 2003 amount to $2,815,000, $2,523,000, and $524,000, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2005 is as follows:

Year ending December 31:	(dollars in thousands)
2006	2,819
2007	2,713
2008	2,669
2009	2,669
2010	2,669
Thereafter	34,376
Total	$47,915

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Trade payables	$32,641	$19,523
Scheduling and transmission charges	1,192	3,970
Royalties	1,143	1,604
Salaries and other payroll costs	6,512	4,967
Income tax payable	4,352	2,414
Other	4,208	5,087
Total	$50,048	$37,565

NOTE 9 — LONG-TERM DEBT

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2005	2004
	(dollars in thousands)
Limited and non-recourse agreements:
Non-recourse agreement:
Beal Bank Credit Agreement	$—	$150,637
Limited recourse agreement:
Credit facility agreement	14,140	17,028
	14,140	167,665
Less current portion	(2,888)	(8,295)
Total	$11,252	$159,370
Full recourse agreements with banks:
Loan one	$3,000	$4,000
Loan two	—	3,333
Bridge loan	—	20,000
Other	—	28
	3,000	27,361
Less current portion	(1,000)	(24,361)
Total	$2,000	$3,000
Senior Secured Notes (non recourse):
Ormat Funding Corp.(‘‘OFC’’)	$183,399	$189,489
OrCal Geothermal Inc.(‘‘OrCal’’)	165,000	—
	348,399	189,489
Less current portion	(23,754)	(6,090)
Total	$324,645	$183,399

Beal Bank Credit Agreement

In December 2003, in connection with the acquisition of the CEC geothermal power plant assets (see Note 2), OrCal Geothermal Inc. (‘‘OrCal’’), a wholly owned subsidiary of the Company, entered

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

into a loan agreement with Beal Bank (‘‘Beal Bank Credit Agreement’’) amounting to $154.5 million. On December 8, 2005, in connection with the issuance of the OrCal Senior Secured Notes (see below), OrCal repaid the loan in its entirety. This repayment resulted in a one-time charge to interest expense of approximately $16.6 million, comprising of: (i) prepayment premium of $11.5 million associated with payment of the Beal Bank loan, (ii) write-off of certain deferred financing costs amounting to $4.2 million associated with the incurrence of the Beal Bank loan, and (iii) loss of $0.9 million associated with the interest rate caps transaction described below. The tax effect of such one time charge is $6.3 million, bringing the net effect of it to $10.3 million.

During the second quarter of 2004, the Company entered into two separate interest rate cap agreements (‘‘Cap Transactions’’) with two different financial institutions to mitigate the interest rate risk associated with the Beal Bank Credit Agreement. Pursuant to the Cap Transactions, the Company paid an aggregate of $3,820,000 to the financial institutions. The Cap Transactions are effective as of March 30, 2007 and terminate on March 31, 2011. Pursuant to the terms of the Cap Transactions, the financial institutions providing the cap are required to pay to the Company the difference between the 3-month LIBOR rate and 6.0%, (if LIBOR is greater than 6.0%), times the notional amount, which for each of the contracts will be $67,401,000 on the effective date and reduces each payment period down to $49,633,000 upon termination. From October 1, 2004 through December 8, 2005 (the date of the repayment of the Beal Bank Loan), the Cap Transactions qualified for cash flow hedge accounting. The fair value of the Cap Transactions at December 31, 2005 and 2004 amounted to $1,034,000 and $1,663,000, respectively. The decrease in the fair value for the period from the initiation of the Cap Transactions through September 30, 2004 of $1,637,000 has been recorded in the consolidated statement of operations as interest expense, while the decrease in the fair value for the period from October 1, 2004 to December 31, 2004 of $322,000, net of related taxes of $198,000 was included as ‘‘Loss in respect of derivatives instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’. The decrease in the fair value for the period from January 1, 2005 through December 8, 2005 (the date of the repayment of the Beal Bank Loan) of $241,000, net of related taxes of $149,000 was included as ‘‘Loss in respect of derivatives instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’. As a result of the early repayment of the Beal Bank loan the aggregate amount of $563,000, net of related taxes of $347,000, which was included in ‘‘Other comprehensive income (loss)’’ has been charged to the consolidated statement of operations ($910,000 have been recorded as interest expense and $347,000 have been recorded as income tax benefit), and the decrease in the fair value for the period from December 8, 2005 through December 31,2005 of $239,000 has been recorded in the consolidated statement of operations as interest expense. The fair value of the Cap Transactions is the estimated amount that the Company would currently pay to terminate the transactions at the reporting date, taking into account current interest rates and the current creditworthiness of the counterparties to the agreements.

Credit facility agreement (the Momotombo Project)

In September 2000, Ormat Momotombo Power Company (‘‘OMPC’’), a wholly owned subsidiary of the Company, entered into a credit facility agreement with Bank Hapoalim B.M. pursuant to which OMPC executed a two-phase loan with the bank in the amounts of $11,435,000 (‘‘Phase I Loan’’) and $36,800,000 (‘‘Phase II Loan’’) (collectively the ‘‘Credit Facility Agreement’’). In March 2003, OMPC signed an amendment to the Credit Facility Agreement changing the amount of the Phase II Loan from $36,800,000 to $15,000,000. Principal and interest payments on the Phase I Loan are payable in 32 equal quarterly payments that commenced upon completion of Phase I of the project in December 2001. Interest on the Phase I Loan is variable based on 3-month LIBOR plus 2.375%. Principal and interest payments on the Phase II Loan are payable in equal 28 quarterly payments that commenced in March 2004. Interest on the Phase II Loan is variable based on 3-month LIBOR plus 3.0%, and is added to the outstanding balances of the Phase II Loan until the commencement of the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

principal and interest payments. At December 31, 2005, and 2004, $5,666,000 and $6,856,000, respectively, was outstanding under the Phase I Loan and approximately $8,474,000 and $10,172,000, respectively, was outstanding under the Phase II Loan. The Credit Facility Agreement is collateralized by liens over all real and personal property comprising the Momotombo Project and the Company’s ownership interest in OMPC. There are various restrictive covenants under the Credit Facility Agreement, which include maintaining certain levels of debt to equity ratio and debt service coverage ratio, and limitations on additional indebtedness and payment of dividends. As of December 31, 2005, management believes that the Company was in compliance with the covenants under the Credit Facility Agreement.

Loan one

In May 1998, the Company entered into an $8.0 million loan agreement, with principal payable in $1 million annual installments that commenced in May 2001, and continue through May 2008. Interest is computed at 12-month LIBOR plus 1.7%, and is payable annually.

Loan two

On March 10, 2005, the Company repaid $3.3 million that was outstanding under an original loan of $10.0 million from a bank. The loan has now been repaid in full.

Bridge loan

In June 2004, the Company entered into a $20.0 million revolving credit agreement. On February 10, 2005, the Company repaid the then outstanding balance under the agreement.

Future minimum payments

Future minimum payments under long-term obligations, excluding the senior secured notes and notes payable to Parent, as of December 31, 2005 are as follows:

Year ending December 31:	(dollars in thousands)
2006	$3,888
2007	3,888
2008	3,888
2009	2,888
2010	2,588
Total	$17,140

OFC Senior Secured Notes

On February 13, 2004, OFC, a wholly owned subsidiary, completed the issuance of $190.0 million, 8¼% Senior Secured Notes (the ‘‘OFC Notes’’) pursuant to an exempt offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the ‘‘OFC Offering’’), and received net cash proceeds of approximately $179.7 million after deduction of issuance costs of approximately $10.3 million, which have been included in deferred financing costs in the balance sheets. The OFC Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Notes are payable in semi-annual payments that commenced on June 30, 2004. The OFC Notes are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC, and secured (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance policies of OFC and its subsidiaries. There are various restrictive covenants

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the OFC Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2005, management believes that OFC was in compliance with the covenants contained in the indenture governing the OFC Notes.

OFC may redeem the OFC Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the OFC Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a ‘‘make-whole’’ premium. Upon certain events, as defined in the note agreement, OFC may be required to redeem a portion of the OFC Notes at a redemption price ranging from 100% to 101% of the principal amount of the OFC Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

A registration statement on Form S-4 relating to the OFC Notes was filed with and declared effective by the SEC on February 9, 2005. Pursuant to the registration statement, OFC made an offer to the holders of the OFC Notes to exchange them for publicly registered exchange notes with substantially identical terms until March 11, 2005. On March 16, 2005 the exchange offer was completed.

As required under the terms of the OFC Notes, OFC has restricted cash account which is classified as current on the balance sheet:

Debt service reserve

OFC maintains an account with a required minimum balance, which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Notes in the following six months. As of December 31, 2005, the balance of such account was $12.3 million in cash. As of December 31, 2004, the restricted cash accounts were funded by a letter of credit which was issued by the Company in the total amount of approximately $10.8 million (see Note 18).

Non-current restricted cash at December 31, 2005 relating to proceeds from the OFC Offering consisted of the following:

Burdette (formerly Galena) re-powering construction reserve

As required under the terms of the OFC Notes, OFC set aside approximately $25.8 million ($19.4 million at December 31, 2004) for the construction of an additional plant at the Steamboat Complex. The Company named the project as the Burdett project. The Company completed the construction at the end of 2005.

Future minimum payments under the OFC Notes, as of December 31, 2005 are as follows:

Year ending December 31:	(dollars in thousands)
2006	$9,611
2007	8,932
2008	7,835
2009	9,140
2010	10,118
Thereafter	137,763
Total	$183,399

OrCal Senior Secured Notes

On December 8, 2005, OrCal, a wholly owned subsidiary, completed the issuance of $165.0 million, 6.21% Senior Secured Notes (the ‘‘OrCal Notes’’) pursuant to an exempt offering

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under Rule 144A and Regulation S of the Securities Act of 1933, as amended (the ‘‘OrCal Offering’’) and received net cash proceeds of approximately $161.1 million after deduction of issuance costs of approximately $3.9 million, which have been included in deferred financing costs in the balance sheet. The OrCal Notes have been rated BBB− by Fitch. The OrCal Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Notes are payable in semi-annual payments which will commence on June 30, 2006. The OrCal Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2005, management believes that OrCal was in compliance with the covenants under the OrCal Notes.

OrCal may redeem the OrCal Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the OrCal Notes to be redeemed plus accrued interest, and a ‘‘make-whole’’ premium. Upon certain events, as defined in the note agreement, OrCal may be required to redeem a portion of the OrCal Notes at a redemption price of 100% of the principal amount of the OrCal Notes being redeemed plus accrued interest.

As required under the terms of the OrCal Notes, OrCal has a restricted cash account which is classified as current on the balance sheet:

Debt service reserve

OrCal maintains an account, with a required minimum balance, which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Notes in the following six months. As of December 31, 2005, the balance of such account was $9.5 million in cash.

Future minimum payments under the OrCal Notes, as of December 31, 2005 are as follows:

Year ending December 31:	(dollars in thousands)
2006	$14,143
2007	16,398
2008	17,641
2009	11,042
2010	10,216
Thereafter	95,560
Total	$165,000

In anticipation of the OrCal Offering, on September 9, 2005, in connection with such contemplated offering, the Company entered into a rate lock agreement with a financial institution (the ‘‘counterparty’’), at a locked-in rate of 4.047%, with a notional amount of $175.0 million, which terminated on December 5, 2005. The rate lock was based on a 7-year treasury security that matures in November 2012. On December 5, 2005, the Company received from the counterparty to the rate lock agreement an amount of $4,488,000. A gain of $2,624,000, net of related taxes of $1,608,000 is recorded as ‘‘Gain in respect of derivative instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’ and is amortized over the OrCal Notes using the effective interest method. The remaining gain of $159,000, net of related taxes of $97,000 has been charged to the consolidated statement of operations ($256,000 has been recorded as interest income and $97,000 has been recorded as income tax expense).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — REFINANCING OF THE PUNA PROJECT

On May 19, 2005, the Company’s wholly owned subsidiary in Hawaii, Puna Geothermal Ventures (‘‘PGV’’) completed a refinancing of the cost of the June 2004 acquisition of the Puna geothermal power plant located on the Big Island of Hawaii (the ‘‘Puna Project’’). A secondary stage of the lease transaction which is refinancing two new geothermal wells that PGV drilled in the second half of 2005 (for production and injection) was completed on December 30, 2005. The refinancing was concluded with financing parties by means of the lease-leaseback transactions described below.

Pursuant to a 31-year head lease (the ‘‘Head Lease’’), PGV leased its geothermal power plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the ‘‘Deferred Lease Income’’). The total costs of the leased assets as of December 31, 2005, amounted to $58.3 million, net of accumulated depreciation of $3.7 million. The unrelated company (the ‘‘Lessor’’) simultaneously leased-back the Puna Project to PGV under a 23-year lease (the ‘‘Project Lease’’). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a power purchase agreement that PGV has with Hawaii Electric Light Company (‘‘HELCO’’). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related power purchase agreement have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

Neither the Head Lease nor the Project Lease meet one or more of the criteria set forth in paragraph 7 of SFAS No. 13, Accounting for Leases, for classification as capital leases and, therefore, are accounted for as operating leases. The Deferred Lease Income will be amortized, using the straight-line method, over the 31-year term of the Head Lease. Deferred transaction costs amounting to $4.3 million will be amortized, using the straight-line method, over the 23-year term of the Project Lease. The annual lease income will be $2.7 million and the annual lease expense will be $5.2 million.

Future minimum lease payments under the Project Lease, as of December 31, 2005, are as follows:

Year ending December 31:	(dollars in thousands)
2006	$5,904
2007	6,887
2008	7,573
2009	8,013
2010	7,567
Thereafter	80,187
Total	$116,131

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements and which are included in the balance sheet as of December 31, 2005 in restricted cash accounts and are classified as current as they are used to pay current payments.

Revenue account

PGV deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the depository accounts as describe below, but the funds are only available to PGV upon submission of draw requests by PGV to the bank. As such amounts are fully restricted to use by PGV, they have been classified as current restricted assets as the amounts are used to pay current operating expenses. As of December 31, 2005, the balance of such account was $3.5 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease rent reserve accounts

PGV maintains accounts to fund the full amount of the next rent payment according to the payment schedule. As of December 31, 2005, the balance of such accounts was $2.3 million in cash.

Well maintenance reserve account

PGV maintains a reserve account to fund well field works including the drilling of new wells. The reserve should be met on a monthly basis, in amounts equal to 1/12 of a scheduled annual contribution. As of December 31, 2005, the balance of such account was $0.5 million in cash.

Capital expenditure account

PGV maintains an account to fund its capital expenditures. Deposits to this account are at PGV’s sole discretion, but no distributions are allowed to Ormat Nevada Inc., a wholly owned subsidiary of the Company, if the balance is less than $0.5 million. As of December 31, 2005, the balance in this account was $0.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to Ormat Nevada Inc. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of December 31, 2005, the balance of such account was $6.8 million. This amount can be distributed to Ormat Nevada Inc. currently and has been classified as current restricted assets.

In anticipation of the above refinancing, on February 25, 2005, the Company entered into a treasury rate lock agreement with a financial institution, at a locked-in treasury rate of 4.31%, with a notional amount of $52.0 million, which terminated on March 31, 2005. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. On March 31, 2005, the Company received from the counterparty to the rate lock agreement an amount of $658,000. This amount net of related taxes of $250,000 is recorded as ‘‘Gain in respect of derivative instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’ and is amortized over the 23-year term of the Project Lease.

On April 20, 2005, the Company entered into a new treasury rate lock agreement with the same financial institution, at a locked-in treasury rate of 4.22%, with a notional amount of $52.0 million and originally scheduled to terminate on May 2, 2005. The new rate lock agreement's termination date was extended until May 18, 2005 at a new locked-in treasury rate of 4.25%. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. There was no consideration paid by either party as a result of the extension. On May 18, 2005, the Company paid the counterparty to the new rate lock agreement the amount of $762,000. This amount net of related taxes of $290,000 is recorded as ‘‘Loss in respect of derivative instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’ and is amortized over the 23-year term of the Project Lease.

NOTE 11 — ASSET RETIREMENT OBLIGATION

The Company adopted SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, effective January 1, 2003. Under SFAS No. 143, which was amended by FIN no. 47, entities are required to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. On January 1, 2003, the Company recorded a cumulative effect of change in accounting principle of $205,000, net of related tax benefit of $125,000.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	December 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of year	$10,665	$5,737
Change in price estimates	22	2,210
Liabilities incurred	—	2,130
Accretion expense	774	588
Total	$11,461	$10,665

During the fourth quarters of 2005 and 2004, the Company increased the aggregate carrying amount of its asset retirement obligation by $22,000 and $2,210,000, respectively. The net increase is a result of increased costs associated with drilling rigs, cement and cement services, general manpower, engineering fees and other outside services since the adoption of SFAS No. 143. The addition of the Gould Plant did not increase the asset retirement obligation as the new plant will use existing wells.

NOTE 12 — STOCK OPTIONS

The 2004 Incentive Compensation Plan

On October 21, 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (‘‘2004 Incentive Plan’’), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 1,250,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant day. Vested shares may be exercised for up to ten years from the date of grant. On November 9, 2005, the Company filed a registration statement on Form S-8 with the SEC with respect to the shares of common stock underlying such grants.

The following table summarizes the status of the 2004 Incentive Plan as of and for the periods presented below (shares in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	223	$15.00	—	—
Granted, at fair value	25	20.10	223	15.00
Exercised	—	—	—	—
Forfeited	(12)	15.00	—	—
Outstanding at end of year	236	15.54	223	15.00
Options exercisable at end of year	15	15.00	—	—
Weighted-average fair value ofoptions granted during the year		$6.62		$0.96

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

Exercise Price	Number of Sshares Outstanding	Waighted Average Remaining Contractual Life in Years	Number of Shares Exerciseble	Waighted Average Remaining Contractual Life in Years
$15.00	211	8.8	15	8.8
20.10	25	8.8	—	—
	236	8.8	15	8.8

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

Exercise Price	Number of Sshares Outstanding	Waighted Average Remaining Contractual Life in Years	Number of Shares Exerciseble	Waighted Average Remaining Contractual Life in Years
$15.00	223	9.8	—	—

The Parent’s Stock Option Plans

The Parent has four stock option plans: the 2001 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, the 2003 Employee Stock Option Plan, and the 2004 Employee Stock Option Plan (collectively ‘‘the Parent’s Plans’’). Options under the 2004 Employee Stock Option Plan were granted in April 2004. Under the Parent’s Plans, employees of the Company were granted options in the Parent’s ordinary shares, which are registered and traded on the Tel-Aviv Stock Exchange Ltd. Options under the Parent’s Plans cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Vested shares may be exercised for up to five years from the date of grant. The maximum aggregate number of shares that may be optioned and sold under the Parent’s Plans is determined each year by the board of directors of the Parent, and is equal to the number of options granted during each plan year. None of the options are exercisable or convertible into shares of the Company.

The following table summarizes the status of the Parent’s Plans as of and for the periods presented below (shares in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,362	$2.32	1,930	$1.81	1,320	$1.86
Granted, below fair value	—	—	651	3.78	710	1.75
Exercised	(554)	1.97	(192)	1.97	(68)	2.26
Forfeited	(61)	2.62	(27)	2.00	(32)	2.00
Outstanding at end of year	1,747	2.42	2,362	2.32	1,930	1.81
Options exercisable at end of year	296	1.79	215	1.88	92	2.26
Weighted-average fair value of options granted during the year		$—		$1.73		$0.60

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded deferred stock compensation for options granted below fair value of $0, $52,000 and $14,000 in the years ended December 31, 2005, 2004 and 2003, respectively. These balances represent the difference between the exercise price of the options and the fair market value of the Parent’s shares on the date of grant. The deferred stock compensation is being amortized to expense over the vesting period. The amortization of deferred stock compensation for the years ended December 31, 2005, 2004 and 2003 is $91,000, $61,000 and $39,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005 (shares in thousands):

Exercise Price	Number of Shares Outstanding	Waighted Average Remaining Contractual Life in Years	Number of Shares Exerciseble	Waighted Average Remaining Contractual Life in Years
$1.41	379	1.2	67	1.2
1.75	681	2.2	161	2.2
2.26	68	0.1	68	0.1
3.78	619	3.3	—	—
	1,747	2.3	296	1.5

The following table summarizes information about stock options outstanding at December 31, 2004 (shares in thousands):

Exercise Price	Number of Shares Outstanding	Waighted Average Remaining Contractual Life in Years	Number of Shares Exerciseble	Waighted Average Remaining Contractual Life in Years
$1.41	582	2.20	97	2.2
1.75	699	3.20	—	—
2.26	432	1.10	118	1.1
3.78	649	4.3	—	—
	2,362	2.8	215	1.6

NOTE 13 — POWER PURCHASE AGREEMENTS

U.S. operations:

The Company has various power purchase agreements in the U.S. as follows:

Southern California Edison Company (‘‘SCE’’)

The Company has two power purchase agreements (‘‘PPAs’’) with SCE related to the Ormesa Complex and two PPAs related to the Heber 1 and 2 project. The PPAs provide for the sale of capacity and energy through their respective terms, with the following expiration dates: Ormesa PPAs expiring in 2017 and 2018, and Heber 1 and 2 PPAs expiring in 2015 and 2023, respectively. Under the PPAs, the Company receives a fixed energy payment through April 30, 2007, and thereafter an energy payment based on SCE’s short-run avoided cost (‘‘SRAC’’). The PPAs provide for firm capacity and bonus payments established by the contracts and are paid to the Company each month through the contracts’ term based on plant performance. Bonus capacity payments are earned based on actual capacity available during certain peak hours. In certain circumstances, SCE or its designee has a right of first refusal to acquire the OG I and OG II power plants in the Ormesa project and the Heber 1 power plant. Upon satisfaction of certain conditions specified in the PPA and subject to receipt of requisite approvals and negotiations between the parties, the Company will have the right to demand that SCE purchase the Heber 1 power plant.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the power purchase agreements for the Ormesa project, SCE has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to Southern California Edison’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an Interim Agreement; whereby SCE will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition a long term PPA is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long term PPA are still under way and there is no guarantee that it will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on the Company.

Sierra Pacific Power Company (‘‘SPPC’’) — Nevada

The Company also has seven PPAs with SPPC for operating projects; one related to the Brady Power Plant, two related to the Steamboat 1 and 1A Power Plants, one related to the Steamboat Hills Power Plant, two related to the Steamboat 2 and 3 Power Plants and one related to the Burdette Plant. The Burdette PPA provides for the sale of energy and will expire in 2026. All the other PPAs provide for the sale of energy, and for capacity for all power plants except Brady, through their respective terms, with the following expiration dates: Steamboat 1 and 1A expire in 2006 and 2018, Steamboat Hills expires in 2018, and Brady and Steamboat 2 and 3 expire in 2022. Energy payments under the Brady PPA are based on deliveries during specified winter and summer seasons for on-peak, mid-peak, and off-peak times. Energy payments under the Steamboat 1/1A PPAs are based on the monthly average of the California-Oregon Border power market pricing, which is SPPC’s adopted SRAC.

Hawaii Electric Light Company (‘‘HELCO’’)

The Company has a PPA with HELCO related to the Puna project. The PPA provides for monthly energy payments and capacity payments. The energy payments for a portion of the energy delivered are equal to the higher of the SRAC rates for energy in effect for the relevant billing period or a fixed rate. The energy payments for a smaller portion of energy to be delivered are equal to an amount based on a fuel rate and a variable operation and maintenance rate, as each are adjusted over the term of the agreement, but which rate will never go below a minimum floor. The Puna project also receives a payment for providing reactive power to HELCO.

Southern California Public Power Authority (‘‘SCPPA’’)

In December 2005, the Company signed a new 25-year PPA with SCPPA for the sale of energy from the Gould Plant in the Heber Complex (the ‘‘Gould PPA’’). Under the Gould PPA, 10 MW of power will be delivered to SCPPA for a fixed price of $57.50/MWh. This price will escalate annually at a rate of 1.5% and includes the value for the environmental attributes, known as renewable energy credits. In addition, if and when available, 30% of the production tax credits generated from the Gould Plant will be shared with SCPPA. Deliveries will begin in the first quarter of 2006.

Foreign operations:

The Company has power purchase agreements in various foreign countries as follows:

The Olkaria III Project (Kenya)

In connection with the agreement with KPLC (see Note 6), the subsidiary in Kenya, sells power to KPLC at the agreed upon price and terms of a 20-year PPA. Fees are paid each month through the term of the agreement and vary based on plant performance.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Momotombo Project (Nicaragua)

In connection with the agreement with NEC (see Note 6), the subsidiary in Nicaragua sells power to two assignees of NEC at the agreed upon price and terms of a ‘‘take or pay’’ power purchase agreement. Fees are paid each month through the term of the agreement and vary based on plant performance.

Additional information

Pursuant to the terms of certain of the power purchase agreements, the Company may be required to make payments to the relevant power purchaser under certain conditions, such as shortfall on delivery of renewable energy and energy credits, and not meeting certain threshold performance requirements, as defined. The amount of payment required is dependent upon the level of shortfall on delivery or performance requirements and is recorded in the period the shortfall occurs. The Brady and Steamboat 2 and 3 PPAs provide that if the project does not maintain peak period capacity values of at least 85% of those listed in each of their respective contracts, the Company will be obligated to pay liquidated damages to SPPC in amounts ranging from $1.0 million to $1.5 million. If the Ormesa and Heber 1 and 2 projects fail to meet minimum performance requirements, as defined, the respective project may be placed on probation, the capacity of the relevant plant may be permanently reduced and, in such an instance, a refund would be owed from such project to SCE. Each of the projects may also reduce the capacity of the plants upon notice to SCE and after making a specified payment to it. If the Puna project does not meet its minimum capacity performance requirement, such project will be required to pay HELCO $0.0214 per on-peak hour for each kilowatt of deficiency for the first 5 MW of deficiency and $0.0339 per on-peak hour for each kilowatt of deficiency in excess of 5 MW of deficiency. In addition, for each contract year in which the on-peak availability of the facility is less than 95%, unless the deficiency is due to a catastrophic equipment failure, the Puna project is required to pay $8,000 to HELCO for each full percentage point of the deficiency, and if such availability is less than 80%, the Puna project is required to pay $12,000 for each full percentage point of the deficiency. The Company has not and does not currently expect to be obligated to make any material payments under its power purchase agreements.

As required by EITF 01-8 (see Note 1), the Company assessed all PPAs acquired since July 1, 2003, and concluded that all such PPAs related to its Heber 1 and 2, Steamboat 2/3, Steamboat Hills, and Puna projects (see Note 2), contained a lease element requiring lease accounting. In addition, the Company assessed the Burdette PPA and concluded that such PPA also contains a lease element requiring lease accounting. Accordingly, revenue related to the lease element of the PPA is presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy being presented as ‘‘energy and capacity’’ revenue in the consolidated statements of operations. Future minimum lease revenues under PPAs which contain a lease element as of December 31, 2005 were as follows:

Year ending December 31:	(dollars in thousands)
2006	$67,125
2007	65,741
2008	62,984
2009	59,712
2010	59,653
Thereafter	678,652
Total	$993,867

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — INCOME TAXES

Income from continuing operations before provision for income taxes, minority interest, and equity in income of investees consisted of:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
U.S	$702	$8,436	$2,263
Non-U.S. (foreign)	12,271	12,505	15,862
Total	$12,973	$20,941	$18,125

The components of income tax expense are as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Current:
Federal	$—	$—	$—
Foreign	6,872	2,824	446
	6,872	2,824	446
Deferred:
Federal	577	2,772	(1,210)
State	132	86	432
Foreign	(2,891)	927	2,838
	(2,182)	3,785	2,060
	$4,690	$6,609	$2,506

The significant components of the deferred income tax expense are as follows:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Deferred tax expense (exclusive of the
effect of other components listed below)	$(259)	$7,360	$5,233
Benefit of operating loss carryforwards—US	(1,923)	(3,575)	(1,643)
Utilization of operating loss carryforwards-Israel	—	796	1,019
Change in valuation allowance	—	(796)	(1,019)
Benefit of investment tax credits	—	—	(1,530)
	$(2,182)	$3,785	$2,060

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended December 31,
	2005	2004	2003
U.S. federal statutory tax rate	34.0%	34.0%	34.0%
State income tax, net of federal benefit	0.7	0.3	1.7
Effect of foreign income tax, net	(1.5)	(2.4)	(7.0)
Valuation allowance—Israel	(5.6)
Investment tax credits	—	—	(8.4)
Other, net	3.0	(0.3)	(0.9)
Effective tax rate	36.2%	31.6%	13.8%

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2004
	(dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(5,563)	$(8,454)
Depreciation	(33,840)	(20,121)
Net operating loss carryforwards—U.S.	12,843	10,920
Lease transaction	7,457	—
Investment tax credits	1,971	1,971
Accrued liabilities and other	2,167	1,361
Total	$(14,965)	$(14,323)

Deferred taxes are included in the balance sheets as follows:

	December 31,
	2005	2004
	(dollars in thousands)
Among current assets	$1,663	$1,001
Among non-current assets	5,376	3,044
Among non-current liabilities	(22,004)	(18,368)
Total	$(14,965)	$(14,323)

Realization of the deferred tax assets and investment tax credits is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset at December 31, 2005 will be realized.

At December 31, 2005, the Company had U.S. federal net operating loss (‘‘NOL’’) carryforwards of approximately $34.6 million and state NOL carryforwards of approximately $28.4 million, available to reduce future taxable income, which expire between 2021 and 2024 for federal NOLs and between 2023 and 2024 for state NOLs. The investment tax credits in the amount of $2.0 million at December 31, 2005 carry over for 20 years until utilized and expire in 2022 and 2023.

Through June 30, 2004, the Company had net operating loss carryforwards related to its Israeli operations of approximately $14.0 million available to reduce future taxable income, which could be carried over indefinitely until utilized. However, despite the fact that the net operating losses carryforward indefinitely, there is currently uncertainty as to the Israeli tax laws related to establishing limitations on the use of net operating losses. In addition, there are uncertainties as to the ability to transfer those losses from the Parent. Due to these uncertainties, management believed that it was not

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

likely that such net operating loss carryforwards will be utilized. Subsequent to July 1, 2004, it was determined that the losses could not be transferred, therefore, the deferred tax assets in respect of the Parent’s net operating loss carryforwards and the valuation allowance relating to such deferred tax assets were removed.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $50.4 million at December 31, 2005. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

Income taxes related to foreign operations

The Philippines — From OLCL’s inception in 1996 to September 2003, OLCL, an 80% owned subsidiary (which was deconsolidated as of April 1, 2004) with operations in the Philippines, had an income tax holiday. Subsequent to September 2003, OLCL is subject to the Philippines regular corporate income tax rate of 32%. The tax holiday, assuming a tax rate of 32%, had the effect of reducing tax expense by $798,000 and increasing earnings per share by $0.03 for the year ended December 31, 2003.

Israel — The Company’s operations in Israel through OSL are taxed at the regular corporate tax rate of 36% in 2003, 35% in 2004, 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. However, under the Israeli Law for the Encouragement of Capital Investments, some of the operations of OSL have been granted ‘‘Approved Enterprise’’ status under expansion plans of 1996 and 2003, whereby income from the Approved Enterprise, which is determined as the increase of revenues in a particular year compared to those of the program’s determined base year (1995 and 2002, respectively), will be exempt from taxes for two years commencing in the first year OSL generates taxable income, which for OSL has not commenced yet, and at a reduced tax rate of 25% for the remaining five years. The Approved Enterprise status plans of 1996 and 2003 expire in 2010 and 2017, respectively.

Other significant foreign countries — The Company’s operations in Nicaragua and Kenya are taxed at the rates of 25% and 37.5%, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — BUSINESS SEGMENTS

The Company has two reporting segments that are aggregated based on similar products, market and operating factors: electricity and products segments. Such segments are managed and reported separately as each offers different products and serves different markets. The electricity segment is engaged in the sale of electricity pursuant to power purchase agreements. The products segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments were determined on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)
Year ended December 31, 2005:
Net revenues from external customers	$177,369	$60,623	$237,992
Intersegment revenues	—	52,679	52,679
Depreciation and amortization expense	39,557	629	40,186
Operating income	56,831	7,078	63,909
Segment assets at year end*	864,968	49,512	914,480
Expenditures for long-lived assets	112,990	3,759	116,749
* Including unconsolidated investments	47,235	—	—
Year ended December 31, 2004:
Net revenues from external customers	$158,831	$60,399	$219,230
Intersegment revenues	—	13,045	13,045
Depreciation and amortization expense	34,806	665	35,471
Operating income	55,895	6,549	62,444
Segment assets at year end*	812,816	37,272	850,088
Expenditures for long-lived assets	213,255	817	214,072
* Including unconsolidated investments	48,815	—	—
Year ended December 31, 2003:
Net revenues from external customers	$77,752	$41,688	$119,440
Intersegment revenues	—	7,130	7,130
Depreciation and amortization expense	15,969	650	16,619
Operating income	20,390	5,100	25,490
Segment assets at year end*	519,173	23,965	543,138
Expenditures for long-lived assets	276,266	386	276,652
* Including unconsolidated investments	46,760	—	—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Revenues:
Total segment revenues	$237,992	$219,230	$119,440
Intersegment revenues	52,679	13,045	7,130
Elimination of Intersegment revenues	(52,679)	(13,045)	(7,130)
Total consolidated revenues	$237,992	$219,230	$119,440
Operating income:
Operating income	$63,909	$62,444	$25,490
Interest expenses, net	(51,009)	(41,469)	(7,513)
Non-operating income and other, net	73	(34)	148
Total consolidated income before income taxes, minority interest, and equity in income of investees	$12,973	$20,941	$18,125

Business segments according to geographical location: The Company sells electricity and products for power plants and others, mainly to the geographical areas according to location of the customers, as detailed below. The following table presents certain data by geographic area:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Revenues from external customers attributable to:(1)
North America	$170,102	$137,124	$52,534
Pacific Rim	10,646	50,362	10,340
Latin America	13,741	13,548	25,016
Africa	10,553	10,142	12,171
Far East	1,127	4,569	17,793
Europe	31,823	3,485	1,586
Consolidated total	$237,992	$219,230	$119,440

(1)	Revenues as reported in the geographic area in which they originate.

	December 31,
	2005	2004	2003
	(dollars in thousands)
Long-lived assets (primarily power plants and related
assets) located in:
North America	$590,365	$509,037	$314,296
Latin America	38,682	26,938	30,778
Africa	51,311	53,423	54,911
Far East	—	571	17,433
Europe	5,060	1,837	1,563
Consolidated total	$685,418	$591,806	$418,981

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenues from major customers:

	Year Ended December 31,
	2005		2004		2003
	Revenues	%	Revenues	%	Revenues	%
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
Revenues from major customers:
Customer A (1)	$85,856	36	$90,808	41	$32,458	27
Customer B (2)	5,281	2	31,058	14	10,318	9
Customer C (1)	—	—	3,096	1	12,620	11
Customer D (1)	11,361	5	11,886	5	11,617	10
Customer E (1)	33,583	14	28,298	13	11,389	10
Customer F (1)	36,207	15	15,470	7	—	—

(1)	Revenues reported in electricity segment.

(2)	Revenues reported in products segment.

NOTE 16 — TRANSACTIONS WITH RELATED ENTITIES

Transactions between the Company and the related entities during the years presented below and balances as of the dates presented below, other than those disclosed elsewhere in these financial statements, approximated:

	Year Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Transactions
Revenues from an affiliate of the Parent	$7,959	$—	$—
Property rental fee expense paid to Parent	$627	$627	$627
Interest expense on note payable to Parent	$10,635	$9,723	$1,874
Guarantee fees to Parent	$204	$548	$709
Corporate financial, administrative and executive services provided to Parent	$120	$120	$120
License fees to and services rendered by companies controlled by a shareholder of the Parent	$162	$—	$—

	December 31,
	2005	2004
	(dollars in thousands)
Balances
Due from Orzunil	$153	$149
Due from subsidiaries of Parent	$167	$1,899

The Company has an agreement with the Parent whereby, for a fee, the Parent maintains certain standby letters of credit on behalf of the Company. During the years ended December 31, 2005, 2004 and 2003, the fees under the agreement totaled approximately $204,000, $548,000 and $709,000, respectively.

The current liability due to Parent at December 31, 2005 and 2004 of $356,000 and $18,484,000 respectively, represents the net obligation resulting from ongoing operations and transactions with the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Parent and is payable from available cash flow. Interest is computed on balances greater than 60 days at LIBOR plus 1%, however not less than the change in the Israeli Consumer Price Index plus 4%, compounded quarterly, and is accrued and paid to the Parent annually.

Notes payable to Parent

In 2003, the Company entered into a loan agreement with the Parent, which was further amended on September 20, 2004 (‘‘Parent Loan Agreement’’) pursuant to which the Company may borrow from the Parent up to $150 million in one or more advances. Interest accrues on the unpaid principal of the loan amount at a rate per annum of the Parent’s average effective interest plus 0.3% (7.5% during 2004 and 2003). The principal and interest on the Parent Loan Agreement are payable in varying amounts through the loan due date of June 2010. The outstanding balance of such loan at December 31, 2005 and 2004 was $121,140,000 (including current portion of $31,647,000) and $143,187,000 (including the current portion of $22,047,000), respectively. As further discussed in Note 1, on June 29, 2004, $20.0 million outstanding under the Parent Loan Agreement was converted to 1,160,714 shares of $0.001 par value common stock of the Company.

In 2003, the Company entered into a NIS 240.0 million non-interest bearing note agreements with the Parent. Principal is payable upon demand at any time after November 2007, but no later than December 2009. The loan is subordinated to all other liabilities of the Company. In accordance with the terms of such note, the Company will not be required to repay any amount in excess of $50,665,000 (using the exchange rate existing on the date of such note). As of December 31, 2005 the ceiling of $50,665,000 is effective.

Future minimum payments under the notes payable to Parent (excluding the non-interest bearing note) as of December 31, 2004 are as follows:

Year ending December 31:	(dollars in thousands)
2006	$31,647
2007	31,646
2008	31,647
2009	16,600
2010	9,600
$121,140

Reimbursement agreement

On July 15, 2004, the Company entered into a reimbursement agreement with its Parent pursuant to which the Company agreed to reimburse its Parent for: (i) any draws made on any standby letter of credits issued by the Parent for the benefit of the Company; and (ii) any payments made under any guarantee provided by the Parent for the benefit of the Company. Interest on any amounts owing pursuant to the reimbursement agreement is payable at a rate per annum equal to the Parent’s average effective cost of funds plus 0.3% in U.S. dollars (see Note 8).

Registration rights agreement

Prior to the closing of the Company’s initial public offering in November 2004, the Company and the Parent entered into a registration rights agreement pursuant to which the Parent may require the Company to register its common stock for sale on Form S-1 or Form S-3. The Company also agreed to pay all expenses that result from the registration of the Company’s common stock under the registration rights agreement, other than underwriting commissions for such shares and taxes. The Company has also agreed to indemnify the parent, its directors, officer and employees against liability that may result from their sale of the Company’s common stock, including Securities Act liabilities.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — EMPLOYEE BENEFIT PLAN

401(k) Plan

On July 1, 2002 the Company established a 401(k) Plan (the ‘‘Plan’’) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed one year of service or who had one year of service upon establishment of the Plan are eligible to participate in the Plan. Contributions are made by employees through pretax deductions up to 60% of their annual salary. Contributions made by the Company are matched up to a maximum of 2% of the employee’s annual salary. The Company’s contributions to the Plan were $228,000, $185,000 and $83,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Severance plan

The Company, through OSL, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in calculation of the benefit obligation. The liabilities for these plans are accounted for under the guidance of EITF Issue No. 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, using what is commonly referred to as the ‘‘shut down’’ method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. Such liabilities have been presented on the balance sheet as ‘‘Liability for severance pay’’. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $10,567,000 and $10,503,000 at December 31, 2005 and 2004, of which $9,201,000 and $9,187,000 were restricted, respectively, and have been presented on the balance sheet as part of ‘‘Deposits and other’’. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2005, 2004 and 2003 were $771,000, $537,000 and $511,000, respectively, which includes losses (income) amounting to $(302,000), $(122,000) and $65,000, respectively, generated from the regular deposits and amounts accrued in severance funds.

The Company expects the severance pay contributions in 2006 to be approximately $1.0 million.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

Year ending December 31:	(dollars in thousands)
2006	$706
2007	15
2008	560
2009	681
2010	38
2011-2015	2,886
$4,886

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (‘‘BLM’’) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalties’ expense under the geothermal resource agreements were $6,910,000, $4,716,000 and $2,283,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $25.4 million and $25.8 million at December 31, 2005 and 2004, respectively (out of these amounts, letters of credit totaling $5.1 million and $25.8 million respectively, have been obtained by the Parent on behalf of the Company). Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

LOC Agreement

A subsidiary of the Company has a letter of credit and loan agreement (‘‘LOC Agreement’’) with Hudson United Bank (the ‘‘bank’’) pursuant to which the bank agreed to issue one or more letters of credit aggregating to $15.0 million. The LOC Agreement terminates on June 30, 2007, but is automatically extended for successive one-year periods unless notice is provided by either the Company or the bank to the contrary. In the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts into a loan, bearing interest at 3-month LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. At December 31, 2005, the Company was in compliance with the covenants under the LOC Agreement. At December 31, 2004, letters of credit amounting to $10.8 million were issued under the LOC Agreement, which were used to replace cash on deposit in reserve funds for the OFC Notes and the Beal Bank Credit Agreement. As of December 31, 2005, such letters of credit have not been renewed by the Company.

Restrictive covenants

The Company entered into certain agreements with Israeli Banks under which the Company and its Israeli subsidiary, Ormat Systems Ltd., have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company’s assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company’s assets. In some cases, the Company and Ormat Systems Ltd. have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. The Company does not expect that these covenants or ratios, which apply to the Company on a consolidated basis,

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

will materially limit its ability to execute its future business plans or operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

Employment agreements

The Company has employment agreements with four of its senior executive officers, the terms of which expire at various times through June 2008. Such agreements provide for monthly or annual base salary amounts, as well as for bonus and other benefits. The aggregate commitment for future salaries at December 31, 2005, excluding bonuses and benefits, was approximately $1.5 million.

Such executives are also entitled to change in control payments, whereby, if within three years following the occurrence of a change in control, the Company terminates the employee or the employee terminates his or her employment for good reason, as defined, or if, within 180 days following a change in control, the employee terminates his or her employment, the Company is required to pay 24 months of such employee’s monthly base salary at the time of the change in control, plus unpaid and accrued base salary and bonuses. The aggregate of 24 months of these executive’s base salary, excluding bonuses and benefits, as of December 31, 2005 approximated $1.2 million.

Contingencies

Steamboat Geothermal LLC (‘‘SG’’), a wholly-owned indirect subsidiary, is a party to a litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. SG has initiated settlement discussions with the plaintiff and on December 31, 2005 and January 9, 2006, it entered into a sales, settlement and release agreement and an assignment agreement, respectively, with an assignee of 37% of one of the plaintiffs’ right to net operating revenues, whereby SG was assigned such 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with such plaintiff. The Company believes that any outcome of the dispute with regard to the remaining claims will not have a material impact on the Company’s results of operations.

The Company was a party to a third-party complaint filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the ‘‘Henrys’’) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (‘‘MPSG’’). The Company entered into a supply contract with MPSG dated as of December 29, 2003, under which the Company was retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (‘‘Basin’’). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG's corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin's complaint in the bankruptcy proceeding and also filed a third-party complaint against the Company, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against the Company for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, the Company filed an answer denying the Henrys' claims and asserting counterclaims against the Henrys. The Company believes that it has no liability to the Henrys and intends to defend vigorously against the Henrys’ claims in the bankruptcy proceeding. Therefore, no provision is included in the financial statements in respect of the claim.

Certain of the Company’s projects are subject to contested Federal Energy Regulatory Commission (‘‘FERC’’) rulings whereby an adverse outcome could result in a refund of a portion of previous revenues and/or a reduction in future revenues from those projects. The outcome of this matter cannot be predicted at this time.

The Company is a defendant in various other legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(dollars in thousands, except per share amounts)
Revenues:
Electricity Segment	$33,459	$36,756	$48,803	$39,813	$40,452	$42,394	$51,385	$43,138
Products Segment	14,146	15,345	14,480	16,428	13,444	13,631	17,905	15,643
	47,605	52,101	63,283	56,241	53,896	56,025	69,290	58,781
Cost of revenues:
Electricity Segment	19,390	21,222	25,063	24,067	23,612	27,791	25,855	26,357
Products Segment	11,328	11,794	10,908	12,306	10,683	11,427	12,073	11,053
	30,718	33,016	35,971	36,373	34,295	39,218	37,928	37,410
Gross margin	16,887	19,085	27,312	19,868	19,601	16,807	31,362	21,371
Operating expenses (income):
Research and development expenses	302	900	351	622	380	714	777	1,165
Selling and marketing expenses	1,854	2,092	1,649	2,174	2,208	1,651	1,934	2,083
General and administrative expenses	2,332	2,887	2,776	3,614	3,627	2,975	3,388	4,330
Gain on sale of geothermal resource rights	—	—	—	(845)	—	—	—	—
Operating income	12,399	13,206	22,536	14,303	13,386	11,467	25,263	13,793
Other income (expense):
Interest income	244	187	64	821	810	1,075	1,370	1,053
Interest expense	(8,523)	(10,952)	(11,737)	(11,573)	(10,298)	(9,502)	(9,011)	(26,506)
Foreign currency translation and
transaction gain (loss)	(321)	(76)	(192)	443	(83)	39	(21)	(374)
Other non-operating income (expense)	(24)	169	76	(109)	40	72	53	347
Income (loss) before income taxes, minority interest and equity in income of investees	3,775	2,534	10,747	3,885	3,855	3,151	17,654	(11,687)
Income tax benefit (provision)	(1,479)	(478)	(4,197)	(455)	(1,480)	(1,154)	(6,977)	4,921
Minority interest in earnings of subsidiaries	(108)	—	—	—	—	—	—	—
Equity in income of investees	549	1,486	213	1,319	1,533	2,097	1,641	1,623
Net income (loss)	$2,737	$3,542	$6,763	$4,749	$3,908	$4,094	$12,318	$(5,143)
Earnings (loss) per share — basic and diluted	$0.12	$0.15	$0.28	$0.17	$0.12	$0.13	$0.39	$(0.16)
Weighted average number of shares	23,214	23,239	24,375	27,969	31,563	31,563	31,563	31,563

Interest expense for the three months ended December 31, 2005 include a one-time charge of approximately $16.6 million as a result of the prepayment on December 8, 2005 of the Beal Bank loan (see Note 9), comprising of: (i) prepayment premium of $11.5 million associated with payment of the Beal Bank loan, (ii) write-off of certain deferred financing costs amounting to $4.2 million associated with the incurrence of the Beal Bank loan, and (iii) loss of $0.9 million associated with the interest rate caps transaction described below. The tax effect of such one time charge is $6.3 million, bringing the net effect of it to $10.3 million.

NOTE 20 — SUBSEQUENT EVENTS

On January 25, 2006, the Company’s wholly owned subsidiary, OrSumas LLC, entered into a 20-year power purchase agreement with Puget Sound Energy (the ‘‘Utility’’) for the supply of power

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

from a Recovered Energy Generation facility, which will be located adjacent to the Sumas Compressor Station of Northwest Pipeline Inc. in Sumas, Washington State. The facility is expected to begin commercial operations in the last quarter of 2007 or the first quarter of 2008.

On January 17, 2006, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on January 31, 2006. The shelf registration statement provides the Company with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of our company, from time to time, in one or more offerings up to a total dollar amount of $1 billion. Pursuant to the shelf registration statement, the Company may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

On February 15, 2006, the Company’s subsidiary, Ormat Nevada Inc. (‘‘Ormat Nevada’’), entered into a $25 million credit agreement with Union Bank of California (‘‘UBOC’’). Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company has entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada's obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries') assets.

There are various restrictive covenants under the credit agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios.

On March 6, 2006, one letter of credit with a stated amount of $11.5 million, which replacess restricted cash accounts, has been issued under this credit agreement.

On March 13, 2006, one of our wholly-owned subsidiaries consummated the acquisition of an additional 50.8% partnership interest in Orzunil I de Electricidad, Limitada (Orzunil), as discussed under Note 4.

On March 7, 2006, the Company's Board of Directors declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of our issued and outstanding shares of common stock on March 28, 2006, payable on April 4, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ormat Leyte Co. Ltd.

We have audited the accompanying balance sheet of Ormat Leyte Co. Ltd. (a Philippine limited partnership) (the Partnership) as of December 31, 2005, and the related statements of income, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ormat Leyte Co. Ltd. as of December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ SyCip Gorres Velayo & Co.

A Member Practice of Ernst & Young Global

Makati City, Philippines
March 27, 2006

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

BALANCE SHEET

	December 31
	2005	2004
		(Unaudited)
Assets
Current Assets
Cash (Note 4)	$1,316,091	$439,393
Restricted cash (Notes 4 and 7)	3,781,222	3,981,199
Accounts receivable — net of allowance for doubtful debts of $645,047 in 2005 and $608,485 in 2004 (Note 14)	1,725,143	2,625,119
Prepaid expenses	154,950	131,842
Deferred income tax assets — net (Note 13)	994,965	32,480
Total Current Assets	7,972,371	7,210,033
Property, Plant and Equipment — net (Notes 2, 6, 7 and 14)	9,937,548	15,653,738
Deferred Income Tax Assets — net (Note 13)	587,248	—
Other Non-current Assets — net (Note 5)	741,893	1,182,857
	$19,239,060	$24,046,628
Liabilities and Partners' Equity
Current Liabilities
Accrued expenses (Note 12)	$490,746	$409,881
Income tax payable (Note 13)	512,393	543,820
Current portion of long-term loan payable (Notes 4, 6 and 7)	5,079,776	5,079,776
Total Current Liabilities	6,082,915	6,033,477
Long-term Loan Payable — net of current portion (Notes 4, 6 and 7)	3,809,828	8,889,604
Total Liabilities	9,892,743	14,923,081
Partners' Equity
Limited Partners (Notes 7 and 9)
Investment	395,000	1,297,145
Accumulated net income	6,988,589	5,910,457
	7,383,589	7,207,602
General Partner (Notes 7 and 9)
Investment	105,000	344,809
Accumulated net income	1,857,728	1,571,136
	1,962,728	1,915,945
Total Partners' Equity	9,346,317	9,123,547
	$19,239,060	$24,046,628

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

STATEMENT OF INCOME

	Years Ended December 31
	2005	2004
		(Unaudited)
Operating Revenue (Notes 2 and 14)	$13,133,937	$10,799,895
Costs and Expenses
Costs of power plants operations (includes cost of services rendered by related parties amounting to $207,273 in 2005 and $186,000 in 2004) (Notes 6, 8, 10 and 14)	6,887,775	7,361,469
General and administrative expenses (includes cost of services rendered by a related party amounting to $87,273 in 2005 and $78,000 in 2004) (Notes 8 and 11)	256,825	212,199
	7,144,600	7,573,668
Recovery From Insurance (Note 14)	977,841	821,892
Income From Operations	6,967,178	4,048,119
Other Income (Charges)
Interest expense and finance charges (Note 7)	(752,969)	(1,095,328)
Amortization of capitalized credit exposure fees (Notes 5 and 7)	(459,532)	(459,532)
Interest income (Note 4)	126,103	34,284
Foreign exchange loss — net	(24,677)	(32,790)
	(1,111,075)	(1,553,366)
Income Before Tax	5,856,103	2,494,753
Income Tax Expense (Note 13)
Current	2,132,474	1,149,495
Deferred	(1,547,781)	(12,325)
	584,693	1,137,170
Net Income	$5,271,410	$1,357,583
Allocation of Net Income
Limited Partners	$4,164,414	$1,072,490
General Partner	1,106,996	285,093
	$5,271,410	$1,357,583

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A Limited Partnership)

STATEMENT OF CHANGES IN PARTNERS' EQUITY

	Years Ended December 31
	2005	2004
		(Unaudited)
Limited Partners
Investment:
Balance at beginning of year	$1,297,145	$2,853,710
Return of equity	(902,145)	(1,556,565)
Balance at end of year	395,000	1,297,145
Accumulated net income:
Balance at beginning of year	5,910,457	6,028,062
Net income for the year	4,164,414	1,072,490
Income distribution	(3,086,282)	(1,190,095)
Balance at end of year	6,988,589	5,910,457
	7,383,589	7,207,602
General Partner
Investment:
Balance at beginning of year	344,809	758,580
Return of equity	(239,809)	(413,771)
Balance at end of year	105,000	344,809
Accumulated net income:
Balance at beginning of year	1,571,136	1,602,398
Net income for the year	1,106,996	285,093
Income distribution	(820,404)	(316,355)
Balance at end of year	1,857,728	1,571,136
	1,962,728	1,915,945
Total Partners' Equity	$9,346,317	$9,123,547

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

STATEMENT OF CASH FLOWS

	Years Ended December 31
	2005	2004
		(Unaudited)
Cash Flows From Operating Activities
Net income	$5,271,410	$1,357,583
Adjustments for:
Depreciation	5,725,805	5,738,408
Deferred income tax	(1,547,781)	(12,325)
Amortization of capitalized credit exposure fees	459,532	459,532
Provision for separation benefits	30,050	30,050
Unrealized foreign exchange loss (gain) — net	7,516	(5,017)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	934,220	(24,658)
Input value-added tax	(20,078)	(16,279)
Prepaid expenses	(23,108)	25,544
Increase (decrease) in:
Accrued expenses	34,697	68,269
Income tax payable	(49,279)	137,982
Net cash provided by operating activities	10,822,984	7,759,089
Cash Flows From Investing Activities
Decrease in restricted cash	199,977	224,651
Acquisitions of property, plant and equipment	(9,615)	(3,417)
Net cash provided by investing activities	190,362	221,234
Cash Flows From Financing Activities
Repayments of loan	(5,079,776)	(5,079,776)
Income distributed to partners	(3,906,686)	(1,506,450)
Return of equity to partners	(1,141,954)	(1,970,336)
Net cash used in financing activities	(10,128,416)	(8,556,562)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(8,232)	1,213
Net Increase (Decrease) in Cash and Cash Equivalents	876,698	(575,026)
Cash and Cash Equivalents at Beginning of Year	439,393	1,014,419
Cash and Cash Equivalents at End of Year	$1,316,091	$439,393
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Income taxes	$2,215,778	$1,006,687
Interest and financing charges	808,187	1,152,821

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

1.	Company Information

a.	Background

Ormat Leyte Co. Ltd. (OLCL), a Philippine limited partnership (the Partnership), was registered with the Philippine Securities and Exchange Commission (SEC) to engage in power production. It owns and operates geothermal electricity-generating facilities in Leyte Province, Philippines for the production and sale of electricity from geothermal resources.

The partners in this Partnership are:

	Type of Partner	Percentage of Ownership
Orleyte Company — Philippine Branch (OC)	General	21.00
OC	Limited	58.97
Itochu Corporation	Limited	10.00
Electric Power Development Co., Ltd.	Limited	10.00
Ormat Philippines, Inc. — Philippine Branch (OPI)	Limited	0.03

The net income of the Partnership is allocated to the partners based on each partner's respective percentage of ownership.

OLCL is registered with the Philippine Board of Investments as an operator of power generating plants on a pioneer status under the Omnibus Investments Code of 1987 (otherwise known as Executive Order No. 226). As a registered enterprise, OLCL is entitled to certain tax and nontax incentives under the provisions of the Code subject to certain requirements under the terms of its registration. No incentive was availed by the Partnership in 2005 and 2004.

b.	Principal Business Risks

The risks associated with the power plants include operating risks, dependence on one customer Philippine National Oil Company-Energy Development Corporation (PNOC-EDC), environmental and political risks. Operating risks include breakdown of equipment or processes and performance of the power plants below expected levels of output or efficiency (see Note 14).

There is concentration in credit risk due to dependence on one customer. If the government were to purchase PNOC-EDC's property, PNOC-EDC would remain obligated under the Build-Operate-and-Transfer (BOT) Agreement (see Note 2) to make firm payments to OLCL. Such purchase could result in PNOC-EDC being unable to fulfill its obligations under the BOT Agreement, which will have material adverse effect on OLCL's ability to service its debt requirements. OLCL controls this risk by strict monitoring procedures and continuous discussions with PNOC-EDC on matters relating to the BOT Agreement. Accounts receivable from PNOC-EDC as of December 31, 2005 and 2004 amounted to $1.73 million and $1.43 million, respectively, net of allowance for probable losses of $0.65 million and $0.61 million, respectively.

2.	BOT Agreement

On February 15, 1996, OLCL entered into an Accession Undertaking in connection with the BOT Agreement between Ormat, Inc., an affiliate company, and PNOC-EDC, a wholly owned subsidiary of Philippine National Oil Company, whereby Ormat, Inc. assigned to OLCL all its rights and benefits under the BOT Agreement. The undertaking provides that OLCL shall design, construct, own and operate four geothermal electricity-generating plants with a total contracted capacity of 50 megawatts (MW) through the utilization of the geothermal resources of the Leyte Geothermal Power Optimization Project Area (Project).

The BOT Agreement provides that OLCL shall own, operate and maintain the power plants for the purpose of converting the steam delivered by PNOC-EDC into electric energy required by the National Power Corporation (NPC) in accordance with the power purchase agreement between NPC and PNOC-EDC during the cooperation period. OLCL will bill PNOC-EDC for the delivery of electric power and energy the amount of Capacity Fee which is the sum of the Fixed Operating Cost Recovery (the peso portion is payable in Philippine peso and the United States (US) dollar portion is payable in US dollar), Service Fee for Return on Investment (stated in US dollar and payable either in US dollar or Philippine peso) and Capital Cost Recovery (stated and payable in US dollar); and Energy Fee computed based on an agreed formula (stated and payable in Philippine peso), until the termination of the BOT Agreement in September 2007. The day following the end of the cooperation period, title to the power plants shall be transferred to PNOC-EDC, provided that PNOC-EDC has made all payments required pursuant to the BOT Agreement.

There are four power plants in the Leyte facility namely: Mahanagdong A, Mahanagdong B, Tongonan and Malitbog. The power plants became operational on September 25, 1997, except for Malitbog which became operational on December 31, 1997. The total costs of the power plants amounted to $56.67 million.

3.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements include the financial position, results of operations and cash flows of OLCL and have been prepared in accordance with US generally accepted accounting principles.

Use of Estimates

The preparation of the financial statements in accordance with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from such estimates.

Functional Currency

The functional currency of OLCL is US dollar.

In 2004 and prior years, OLCL's books of accounts were maintained in Philippine peso (₱) and were remeasured into US dollars. The resulting translation gain or loss was credited or charged to current operations. The remeasurement method of ₱ balances to US dollar balances was as follows:

a.	All monetary assets and liabilities denominated in ₱ were translated into US dollars using the balance sheet date exchange rate;

b.	Non-monetary assets, such as prepaid expenses, property, plant and equipment, other non-current assets, and partners' equity - investment account carried at historical cost, were translated at historical exchange rates on transaction dates; the related expense accounts such as depreciation and amortization were also translated at historical rates; and

c.	Other revenue, costs and expenses denominated in ₱ were translated at the average exchange rate for the month.

Since January 1, 2005, OLCL has maintained its books of accounts in US dollar consistent with its functional currency.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and any impairment in value. The cost of power plants consists of expenditures incurred in connection with the design and construction of the power plants. Cost also includes capitalized interests on borrowed funds used to finance the construction of the power plants during the construction period.

For the year ended December 31, 2005, there was no interest capitalized.

Depreciation of the power plants is computed on the straight-line method over a period of
10 years, which is the cooperation period stipulated in the BOT Agreement. Depreciation of the other property and equipment is computed on the straight-line method over the estimated useful lives of the assets as follows:

Transportation equipment	5 years
Furniture, fixtures and equipment	3 years

The cost of routine repairs and maintenance is charged to income as incurred; major enhancements and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to current operations.

Impairment of Long-lived Assets

Long-lived assets are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. OLCL periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. OLCL assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated useful lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. Based on OLCL's review, as of December 31, 2005 and 2004, no impairment of assets has occurred.

Deferred Costs

Credit exposure fees paid in relation to the term loan, included under the Other non-current assets account in the balance sheets, are deferred and amortized over the term of the loan up to 2007 using the effective interest rate method.

Cash and Cash Equivalents

OLCL considers all highly liquid investments with original maturity of three months or less at the time of purchase to be cash and cash equivalents.

Prepaid Input Value-Added Taxes

Prepaid input value-added taxes (VAT) represent VAT imposed on OLCL by its suppliers for the acquisition of goods and services required under Philippine tax laws and regulations.

The input VAT is recognized as an asset and will be claimed as tax credits. Input taxes are stated at their estimated net realizable values.

Revenue Recognition

Pursuant to Emerging Issues Task Force Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, and Statement of Financial Accounting Standards (SFAS) 13, Accounting for Leases, the arrangements of the BOT Agreement should be accounted for as an operating lease. The BOT Agreement does not provide for any minimum payments.

Operating revenue consists of Capacity and Energy Fees for the energy and services supplied by OLCL to PNOC-EDC as provided for in the BOT Agreement and revenue is recognized to the extent that it is probable that the economic benefits associated with the transaction will flow to OLCL and the amount of revenue can be reliably measured. Capacity Fee is the sum of the Fixed

Operating Cost Recovery, Service Fee for Return on Investment and Capital Cost Recovery (see Note 2). The Capacity Fee component in OLCL's BOT Agreement with PNOC-EDC is recognized based on the generation of electricity using the agreed formula in the BOT Agreement which takes into account, among others, the nominated capacity, contracted capacity, outage hours and an agreed fixed rate per kilowatt hour. Energy Fee is recognized based on the actual delivery of electricity generated and made available to PNOC-EDC in excess of the agreed efficiency rate in converting the steam delivered by PNOC-EDC into electric energy.

Interest on cash and restricted cash is recognized as the interest accrues computed using the effective interest rate method.

Separation Benefits

OLCL accrues the cost of separation benefits that the employees are entitled to receive at the termination of the BOT Agreement computed using the projected unit credit method. These benefits are unfunded.

Borrowing Costs

Borrowing costs generally are expensed as incurred. Borrowing cost is capitalized if it is directly attributable to the acquisition, construction or production of a qualifying asset. Capitalization of borrowing costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Borrowing costs are capitalized until the assets are ready for their intended use. If the resulting carrying amount of the asset exceeds its recoverable amount, an impairment loss is recorded. Borrowing costs eligible for capitalization are the interest costs recognized on borrowings and other obligations.

Income Taxes

OLCL accounts for corporate income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach in determining income tax liabilities. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the temporary differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred income tax assets and liabilities are measured using the tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that a portion or all of the deferred income tax assets will not be realized in the future.

Foreign Currency Transactions

Transactions in foreign currencies are initially recorded in US dollars based on the exchange rates prevailing at the transactions dates. Foreign currency-denominated monetary assets and liabilities are translated to US dollars at exchange rates prevailing at balance sheet dates. Exchange gains or losses arising from the translation or settlement of foreign currency denominated monetary assets and liabilities at exchange rates different from those at which the assets and liabilities are initially recorded, are credited or charged to current operations.

Impact of Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS No. 154 also provides guidance for determining whether retrospective application of a change in accounting principles is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. OLCL does not expect the adoption of SFAS No. 154 to have a material effect on its results of operations or financial condition.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006. OLCL does not expect the adoption of SFAS No. 155 to have a material effect on its results of operations or financial condition.

4.	Cash and Restricted Cash

Restricted cash totalling $3.78 million and $3.98 million as of December 31, 2005 and 2004, respectively, represents the cash reserves under the Credit Agreement which will be used to secure the payment of loan amortizations maturing in the succeeding two quarters (see Note 7). The balance of restricted cash is subject to distribution approvals in accordance with the Credit Agreement.

5.	Other Non-current Assets

	2005	2004
		(Unaudited)
Deferred credit exposure fees — net (Note 7)	$689,340	$1,148,872
Input VAT	50,528	31,960
Rental deposit	2,025	2,025
	$741,893	$1,182,857

6.	Property, Plant and Equipment

	2005	2004
		(Unaudited)
Power plants (Note 2)	$56,667,169	$56,667,169
Transportation equipment	181,120	172,408
Furniture, fixtures and equipment	75,697	74,794
	56,923,986	56,914,371
Less accumulated depreciation	46,986,438	41,260,633
	$9,937,548	$15,653,738

The carrying amounts of the power plants as of December 31, 2005 and 2004 were $9.90 million and $15.61 million, respectively.

Total depreciation charged to operations amounted to $5.73 million and $5.74 million in 2005 and 2004, respectively.

Interest expense capitalized up to the completion of the power plants in 1997, net of accumulated depreciation of $1.55 million and $1.36 million, amounted to $.33 million and $.52 million as of December 31, 2005 and 2004, respectively.

All power plants are pledged to secure the payment of the long-term loan payable (see Note 7).

7.	Long-term Loan Payable

The outstanding long-term loan payable amounted to $8.89 million and $13.97 million as of December 31, 2005 and 2004, respectively. The current portion of the loan amounted to
$5.08 million as of December 31, 2005 and 2004.

Loan amortizations due for the remaining one year and nine months are as follows:

Year	Amount
2006	$5.08 million
2007 (January to September)	3.81 million

In 1998, the loan payable pertained to the construction credit facility extended by a syndicate of lenders to partially finance the cost of construction of 50 MW power plants in Leyte, Philippines.

The Export-Import Bank of the United States (Eximbank) provided a guarantee and agreed to re-finance the loan (i.e., conversion of this construction loan into a term loan upon completion of the reliability tests on the power plants) made by the lenders under the Credit Agreement.

The construction loan was converted into a term loan with Eximbank on January 21, 1999. The loan's principal balance is payable in 35 equal, successive quarterly installments of
$1.27 million starting February 1, 1999 plus interest at 6.54% a year. The principal balance is exclusive of credit exposure fees amounting to $0.69 million and $1.15 million (net of accumulated amortization of $3.19 million and $2.73 million) as of December 31, 2005 and 2004, respectively. The unamortized balance of credit exposure fees is included under the Other non-current assets account in the balance sheets (see Note 5).

The loan is collateralized by a mortgage on OLCL's power plants, assignment of revenues and pledge of partnership interests of OPI and OC in OLCL.

The loan agreement provides, among other terms and conditions, that, for as long as the loan remains outstanding, OLCL is subject to certain negative covenants requiring prior written bank approval for specified partnership acts which include, but are not limited to mortgage of properties; consolidation, merger and sale of assets; declaration or payment of partnership distributions, return of capital or redemption, retirement, purchase or acquisition of partnership interests; entering into lease-purchase and guarantee agreements; contracting indebtedness; forming or having any subsidiaries; granting of loans or advances; entering into any new management contracts; amendment of Articles of Partnership and other organization documents, i.e., changing its fiscal year and materially changing the nature of its present business; and abandonment of the Project. In addition, the agreement provides that OLCL's equity-debt ratio should not be less than 25:75 at any time.

8.	Related Party Transactions

Transactions with related parties are as follows:

a.	Technical and managerial support services agreement with Ormat Industries Ltd. (OI), an intermediate holding Company of OC, for one year starting October 1997, renewable yearly, if not terminated prior to renewal date, until 2007, for a monthly fee of US$10,000, escalated using the indexes as defined in the agreement (see Note 10).

b.	Operation, maintenance, general and administration support services agreement with Ormat, Inc. - Manila Branch, an affiliate company, for a monthly service fee of US$14,545 in 2005 and US$12,000 in 2004 with the same terms as the agreement with OI (see Notes 10 and 11).

There were no outstanding amounts due to/from related parties as of December 31, 2005 and 2004.

9.	Partners' Equity

a.	On May 16 and August 8, 2005, OLCL returned $0.85 million and $0.29 million, respectively of equity to partners, distributed in proportion to their respective contributions. On
May 11, 2004, OLCL returned $1.97 million of equity to partners. The corresponding Amended Articles of Partnership covering the 2005 and 2004 return of equity to partners was approved by the SEC on June 16, 2005 and May 21, 2004, respectively.

b.	On February 3, May 5, August 8 and October 3 2005, OLCL distributed income to the partners amounting to $0.48 million, $0.80 million, $1.42 million and $1.20 million, respectively. On February 9 and August 9, 2004, OLCL distributed income to partners amounting to $1.20 million and $0.31 million, respectively.

10.	Costs of Power Plants Operations

	2005	2004
		(Unaudited)
Depreciation (Note 6)	$5,725,805	$5,738,408
Insurance	292,792	328,666
Salaries and wages	222,162	219,421
Supplies and utilities	150,627	161,029
Technical and managerial services (Note 8a)	120,000	120,000
Employee benefits (Note 12)	103,620	72,046
Operations and maintenance services (Note 8b)	87,273	66,000
Outside services	57,616	42,734
Repairs and maintenance (Note 14)	47,287	536,726
Others	80,593	76,439
	$6,887,775	$7,361,469

11.	General and Administrative Expenses

	2005	2004
		(Unaudited)
Administrative services (Note 8b)	$87,273	$78,000
Professional fees	83,308	67,792
Others	86,244	66,407
	$256,825	$212,199

12.	Separation Benefits

OLCL has a separation benefits policy that entitles its employees to a separation pay upon the termination of the BOT Agreement, equivalent to one month of the employee's basic salary for every year of service for employees or a minimum of one and one fourth (1-1/4) month's salary for every year of service for certain qualified employees. The separation benefits are unfunded.

Following is the movement of OLCL's separation benefits liabilities included under the Accrued expenses account in the balance sheets:

	2005	2004
		(Unaudited)
Balance at beginning of year	$85,604	$56,365
Separation benefits cost for the year	30,050	30,050
Foreign exchange loss (gain)	6,827	(811)
Balance at end of year	$122,481	$85,604

The principal assumptions used in determining the separation benefits liabilities as follows:

	2005	2004
		(Unaudited)
Discount rate	9.04%	11.67%
Annual salary increases	7.00% - 8.00%	5.00%

13.	Income Taxes

a.	Deferred income tax assets relate to the following:

	2005	2004
		(Unaudited)
Deferred income tax assets — current:
Unrealized foreign exchange loss on current portion of long-term loan	$814,156	$782,799
Allowance for doubtful debts	225,766	194,715
Unrealized foreign exchange losses on current monetary items	$102,041	$—
Accrued separation benefits and others	78,768	27,393
	1,220,731	1,004,907
Less valuation allowance	225,766	964,734
	994,965	40,173
Deferred income tax liability on unrealized foreign exchange gain on current monetary items	—	(7,693)
Net deferred income tax assets — current	$994,965	$32,480
Deferred income tax assets — non-current:
Unrealized foreign exchange loss on long-term loan	$587,248	$1,369,898
Less valuation allowance	—	1,369,898
Net deferred income tax assets — non-current	$587,248	$—

In 2004, based on the then position of the tax authorities on the tax treatment of foreign exchange differentials by taxpayers adopting the use of functional currency other than the Philippine peso in financial statements, it was considered unlikely that the related temporary difference would be deductible against future taxable income. Thus, a valuation allowance was provided on the deferred income tax asset relating to unrealized foreign exchange loss on the long-term loan in 2004. However, in 2005, the tax authorities changed their earlier position which rendered the temporary difference to be deductible against future taxable profits. Consequently, the valuation allowance on the deferred income tax asset in 2004 was reversed in 2005.

b.	The provision for income tax — deferred consists of the following:

	2005	2004
		(Unaudited)
Decrease in valuation allowance	$(2,108,865)	$(704,916)
Net change in temporary differences	559,132	692,642
Unrealized foreign exchange loss (gain)	1,952	(51)
	$(1,547,781)	$(12,325)

c.	The reconciliations of the income tax expense computed by applying the statutory income tax rates to the income before income tax and the income tax expense as shown in the statements of income is summarized as follows:

	2005	2004
		(Unaudited)
Income tax at statutory income tax rates	$1,903,233	$798,321
Additions to (reductions in) income tax resulting from:
Changes in valuation allowance on deferred income tax assets	(2,108,865)	(704,916)
Effect of using the local currency for tax purposes	$937,166	$138,207
Change in income tax rate	(158,808)	—
Nondeductible expenses and others	11,967	4,992
Depreciation expense related to capitalized foreign exchange losses	—	900,566
Income tax expense	$584,693	$1,137,170

The statutory income tax rates stood at 32% during the period up to October 31, 2005 and was increased to 35% from November 1, 2005 (Note d). The statutory income tax rate was 32% in 2004.

Computation of income tax expense is based on the books expressed in Philippine peso in accordance with Philippine' tax laws. Prior to January 1, 2005, the carrying value of OLCL's power plants in its books expressed in Philippine peso included undepreciated capitalized unrealized foreign exchange losses; the related depreciation charged to income was not considered a deductible tax item and was added back to "income tax at statutory income tax rates" in the reconciliation of income tax expense. Starting on January 1, 2005, OLCL reversed in its books expressed in Philippine peso the balance of undepreciated capitalized unrealized foreign exchange losses.

d.	On May 24, 2005, the new Expanded Value-Added Tax (E-VAT) law was signed as Republic Act No. 9337 or the E-VAT Act of 2005. The E-VAT law took effect on November 1, 2005 following the approval on October 19, 2005 of Revenue Regulations 16-2005 which provides for the implementation of the rules and regulations of the new E-VAT law. This provides for the change in corporate income tax rate from 32% to 35% for the next three years effective on November 1, 2005, and 30% starting January 1, 2009 and thereafter, among others. OCLC's deferred income tax assets in 2005 were measured using tax rates expected to apply for the years when the deferred income tax assets are expected to be realized.

The E-VAT law also provides for the increase in the VAT rate from 10% to 12%, subject to certain conditions. The increase in VAT rate to 12% became effective on February 1, 2006.

14.	Insurance Recovery of the Tongonan and Malitbog Plants

a.	On July 11, 2004, the main step-up transformer of the Tongonan topping plant sustained damage, putting this plant into outage condition. Upon the insurance company's instruction, OLCL procured a temporary unit located in the Philippines and on September 19, 2004, the plant's normal operation was restored.

OLCL filed with its insurer claim for material damage on the costs incurred related to the damaged transformer in excess of $50,000 and for business interruption cover in excess of
30 days. OLCL did not recognize a receivable from the insurer as of December 31, 2004 since the insurer did not confirm the claim as of that date.

On May 26, 2005, OLCL recovered its insurance claims and credited $850,000 to the Recovery from insurance account in the 2005 statement of income.

b.	On August 19, 2004, the generator at the Malitbog plant tripped placing the plant under the outage condition beginning that date. On January 8, 2005, the plant's normal operation resumed after the generator rotor was repaired.

OLCL filed for material damage claim on the cost of the generator repair in excess of $50,000 and for business interruption cover in excess of 30 days. OLCL recognized a receivable of $1,200,000 as of December 31, 2004 since the insurer confirmed the claim and made an interim payment in January 2005. In the 2004 statement of income, $821,892 was credited to the Recovery from insurance account for the reimbursement of loss of revenue and $378,108 was credited to Repairs and maintenance account under Costs of power plants operations for the reimbursements of repair costs.

On April 13, 2005, OLCL recovered from the insurer $1,327,841 of which $1,200,000 was applied against the receivable set up in 2004 and the excess amount of $127,841 was credited to the Recovery from insurance account in the 2005 statement of income.

15.	Fair Values of Financial Instruments

The following table sets forth the carrying values and estimated fair values of OLCL's financial instruments recognized as of December 31, 2005 and 2004:

	2005		2004
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In Thousands)		(In Thousands)
Cash	$1,316	$1,316	$439	$439
Restricted cash	3,781	3,781	3,981	3,981
Accounts receivable	1,725	1,725	2,625	2,625
Long-term debt	(8,890)	(8,578)	(13,969)	(13,434)

The carrying amount of cash and restricted cash approximates their fair values since these are available for working capital and debt service requirements. The carrying amount of accounts receivable subject to normal credit terms, approximates its fair value.

The fair value of long-term debt is based on the net present value of expected cash flows discounted using current interest rates, ranging from 3.59% to 4.44%, from similar debt with the same maturity and credit risk profile.

16.	Other Matters

a.	Electric Power Industry Reform Act

Philippine Republic Act No. 9136, the Electric Power Industry Reform Act of 2001 (EPIRA), and the covering Implementing Rules and Regulations (IRR) provide for significant changes in the power sector, which include among others:

i.	The unbundling of the generation, transmission, distribution and supply, and other disposable assets of a company, including its contracts with independent power producers, and electricity rates;

ii.	Creation of a Wholesale Electricity Spot Market; and

iii.	Open and non-discriminatory access to transmission and distribution systems.

The law also requires public listing of not less than 15% of common shares of generation and distribution companies within five years from the effectivity of the EPIRA. It provides cross ownership restrictions between transmission and generation companies and between transmission and distribution companies, and a cap of 50% of its demand that a distribution utility is allowed to source from an associated company engaged in generation, except for contracts entered into prior to the effectivity of the EPIRA.

There are also certain sections of the EPIRA, specifically relating to generation companies, which provide for: (a) cap on the concentration of ownership to only 30% of the installed capacity of the grid and/or 25% of the national installed generating capacity; and (b) value-added tax zero-rating of sale of generated power (see Note 13).

Based on the assessment of OLCL, it has complied with the applicable provisions of the EPIRA and its IRR.

b.	Clean Air Act

The Clean Air Act and the related IRR contain provisions that have an impact on the industry as a whole, and on OLCL in particular, that need to be complied with within 44 months from the effectivity date or by July 2004. Based on the initial assessment made on its power plants' existing facilities, OLCL believes it complies with the provisions of the Clean Air Act and the related IRR.

c.	Pending Real Property Tax Assessment

On November 25, 2005, OLCL received a formal assessment for real property tax from the municipality of Kananga, Leyte amounting to $233,548 for the period from January 1, 2001 to October 31, 2005. According to the BOT Agreement, PNOC-EDC shall be responsible for the real property tax. On January 24, 2006, OLCL filed an appeal on the real property tax assessment with the Local Board of Assessment Appeals of the Leyte Province.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

In connection with the preparation of this Annual Report on Form 10-K, management carried out an evaluation under the supervision and with the participation of, the Chief Executive Officer and Chief Financial Officer, as of December 31, 2005 of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with appropriate authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the Company's internal control over financial reporting as of December 31, 2005 using the criteria established in Internal Control & Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of the Company's internal control over financial reporting. Based on such assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report.

Remediation of Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

As reported in Item 4 of our quarterly reports on Forms 10-Q/A for the quarterly periods ended June 30, 2005 and September 30, 2005, the Company did not maintain effective controls over the preparation, review, presentation and disclosure of the Company's condensed consolidated statement of cash flows. Specifically, the Company lacked effective controls to ensure that cash flows from a non-routine lease transaction were accurately disclosed in the Company's interim condensed consolidated statement of cash flows. This control deficiency resulted in the restatement of the Company's interim condensed consolidated financial statements for the quarters ended June 30, 2005 and September 30, 2005 to correct the cash flow presentation of prepayments received under the lease agreement. Additionally, this control deficiency could have resulted in a misstatement of the presentation of amounts in the statements of cash flows that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management determined this control deficiency constituted a material weakness as of those dates.

During the fourth quarter of 2005, in connection with our remediation plan, we: (i) developed a new control to remediate the material weakness identified; (ii) obtained sufficient evidence of the design and operating effectiveness of the new control and (iii) determined the new control has been in place for a sufficient period of time to permit the assessments of its design and operating effectiveness.

Specifically, our management implemented in the fourth quarter of 2005, a control to remediate the material weakness described above, requiring transactions of a non-routine nature to be reviewed by the Chief Financial Officer, who will determine whether sufficient expertise exists within the Company to determine the appropriate accounting treatment for the transaction, or if necessary, to consult with external experts. In addition, the Company continues to support a continuing education program for management and staff related to financial accounting and reporting. Additionally, as needed, management periodically reevaluates accounting decisions for non-routine transactions based on changes in generally accepted accounting principles.

Accordingly, we have determined the remediated control was effectively designed and had demonstrated effective operation for a sufficient period of time to enable us to conclude the material weakness described above has been remediated as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

Other than the remediation discussed above, no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, occurred during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item in addition to that below is incorporated by reference herein from the Company’s definitive 2006 Proxy Statement.

Directors and Executive Officers Information

The following table sets forth the name, age and positions of our directors, executive officers and persons who are executive officers of certain of our subsidiaries who perform policy making functions for us:

Name	Age	Position
Lucien Bronicki	71	Chairman of the Board of Directors;(3)
Yehudit ‘‘Dita’’ Bronicki	64	Chief Executive Officer; President; Director(2)
Yoram Bronicki	39	Chief Operating Officer — North America; Director (1)
Joseph Tenne	50	Chief Financial Officer*(4)
Nadav Amir	55	Executive Vice President — Engineering*
Hezy Ram	56	Executive Vice President — Business Development, North America**
Zvi Reiss	55	Executive Vice President — Project Management*
Joseph Shiloah	60	Executive Vice President — Marketing and Sales, Rest of the World*
Aaron Choresh	60	Vice President — Operations Rest of the World and Product Support*
Zvi Krieger	50	Vice President — Geothermal Engineering*
Etty Rosner	50	Vice President — Contract Administrator; Corporate Secretary*
Connie Stechman	50	Vice President

Independent Directors:
Dan Falk	61	Independent Director (3)
Jacob J. Worenklein	57	Independent Director (2)
Roger W. Gale	59	Independent Director (1)***
Elon Kohlberg	60	Independent Director (2)***

*	Performs the functions described in the table, but is employed by Ormat Systems.

**	Performs the functions described in the table, but is employed by Ormat Nevada.

***	As of October 26, 2005.

(1)	Denotes Class I Director — Term expiring at 2008 Annual Shareholders Meeting.

(2)	Denotes Class II Director — Term expiring at 2006 Annual Shareholders Meeting.

(3)	Denotes Class III Director — Term expiring at 2007 Annual Shareholders Meeting.

(4)	Mr. Tenne was appointed Chief Financial Officer effective March 9, 2005.

Lucien Bronicki. Lucien Bronicki is the Chairman of our Board of Directors, a position he has held since our inception in 1994, and is also our Chief Technology Officer, effective as of July 1, 2004. Mr. Bronicki co-founded Ormat Turbines Ltd. in 1965 and is the Chairman of the Board of Directors of Ormat Industries, the publicly-traded successor to Ormat Turbines Ltd., and various of its subsidiaries. Since 1999, Mr. Bronicki has been the Chairman of the Board of Directors of OPTI Canada Inc. From 1992 to 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Engines, a manufacturer of jet engines, and from 1997 to 2006, Mr. Bronicki was the

Chairman of the Board of Bet Shemesh Holdings. Mr. Bronicki was also the Chairman of the Board of Directors of Orad Hi-Tec Systems Ltd., a manufacturer of image processing systems, until the end of 2005, and was the Co-Chairman of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. Mr. Bronicki has worked in the power industry since 1958. He is a member of the Executive Council of the Weizmann Institute of Science and was the Chairman of the Israeli Committee of the World Energy Council. Yehudit Bronicki and Lucien Bronicki are married. Mr. Bronicki obtained a postgraduate degree in Nuclear Engineering from Conservatoire National des Arts et Metiers, a Master of Science in Physics from Universite de Paris and a Master of Science in Mechanical Engineering from Ecole Nationale Superieure d’Ingenieurs Arts et Metiers. In the year 2005, he received a Ph.D. Honoris Causa from the Weizmann Institute of Science.

Yehudit ‘‘Dita’’ Bronicki. Yehudit ‘‘Dita’’ Bronicki is our Chief Executive Officer, effective as of July 1, 2004, and is also a member of our Board of Directors and our President, positions she has held since our inception in 1994. She was our Secretary from 1994 through November 2004. Mrs. Bronicki is also the President of Ormat Systems, effective as of July 1, 2004. Mrs. Bronicki was also a co-founder of Ormat Turbines Ltd. and is a member of the Board of Directors and the General Manager (a CEO-equivalent position) of Ormat Industries Ltd., the publicly-traded successor to Ormat Turbines Ltd., and various of its subsidiaries. From 1992 to June of 2005, Mrs. Bronicki was a director of Bet Shemesh Engines. In addition, Mrs. Bronicki was a member of the Board of Directors of OPTI Canada Inc. until May of 2005, and is a member of the Board of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1994 to 2001, Mrs. Bronicki was on the Advisory Board of the Bank of Israel. Mrs. Bronicki has worked in the power industry since 1965. Yehudit Bronicki and Lucien Bronicki are married. Mrs. Bronicki obtained a Bachelor of Arts in Social Sciences from Hebrew University in 1965.

Yoram Bronicki. Yoram Bronicki is our Chief Operating Officer, North America, effective as of July 1, 2004. Mr. Bronicki is also a member of the Board of Directors of Ormat Industries Ltd., a position he has held since 2001, and a member of the Board of Directors of OPTI Canada Inc. Mr. Bronicki was appointed a director of the Company as of November 12, 2004. From 2001 to 2004, Mr. Bronicki was Vice President of OPTI Canada Inc.; from 1999 to 2001, he was Project Manager of Ormat Industries and Ormat International; from 1996 to 1999, he was Project Manager of Ormat Industries; and from 1995 to 1996, he was Project Engineer of Ormat Industries. Mr. Bronicki is the son of Lucien and Yehudit Bronicki. Mr. Bronicki obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1989 and a Certificate from the Technion Institute of Management Senior Executives Program.

Joseph Tenne.    Effective March 9, 2005, Mr. Joseph Tenne was appointed Chief Financial Officer of the Company. From 2003 to 2004, Mr. Tenne was the Chief Financial Officer of Treofan Germany GmbH & Co. KG, a German company. From 1997 until 2003, Mr. Tenne was a partner in Kesselman & Kesselman, Certified Public Accountants in Israel (a member firm of PricewaterhouseCoopers International Limited). Since January 8, 2006, Mr. Tenne has also been the Chief Financial Officer of Ormat Industries Ltd. Mr. Tenne is a member of the board of directors of AudioCodes Ltd., a NASDAQ-listed company. Mr. Tenne obtained a Master of Business Administration from Tel Aviv University in 1987 and a Bachelor of Arts in Accounting and Economics from Tel Aviv University in 1981. Mr. Tenne is a Certified Public Accountant in Israel.

Nadav Amir. Nadav Amir performs the function of our Executive Vice President of Engineering, effective as of July 1, 2004. From 2001 through June 30, 2004, Mr. Amir was Executive Vice President of Engineering of Ormat Industries; from 1993 to 2001, he was Vice President of Engineering of Ormat Industries; from 1988 to 1993, he was Manager of Engineering of Ormat Industries; from 1984 to 1988, he was Manager of Product Engineering of Ormat Industries; and from 1983 to 1984, he was Manager of Research and Development of Ormat Industries. Mr. Amir obtained a Bachelor of Science in Aeronautical Engineering from Technion Haifa in 1972.

Yeheskel (Hezy) Ram. Hezy Ram performs the function of our Executive Vice President of Business Development, North America, a position he has held since January 1, 2004. From 1999 through December 31, 2003, Mr. Ram was Vice President of Business Development of Ormat Industries. Mr. Ram obtained a Master of Business Administration from Hebrew University in 1978, a Master of Science in Mechanical Engineering from Ben Gurion University in 1977 and a Bachelor of Science in Mechanical Engineering from Ben Gurion University in 1975.

Zvi Reiss. Zvi Reiss performs the function of our Executive Vice President of Project Management, effective as of July 1, 2004. From 2001 through June 30, 2004, Mr. Reiss was the Executive Vice President of Project Management of Ormat Industries; from 1995 to 2000, he was Vice President of Project Management of Ormat Industries and, from 1993 to 1994, he was Director of Projects of Ormat Industries. Mr. Reiss obtained a Bachelor of Science in Mechanical Engineering from Ben Gurion University in 1975.

Joseph Shiloah. Joseph Shiloah performs the function of our Executive Vice President of Marketing and Sales, Rest of the World, effective as of July 1, 2004. From 2001 through June 30, 2004, Mr. Shiloah was the Executive Vice President of Marketing and Sales at Ormat Industries; from 1989 to 2000, he was Vice President of Marketing and Sales of Ormat Industries; from 1983 to 1989, he was Vice President of Special Projects of Ormat Turbines Ltd.; from 1984 to 1989, he was Operating Manager of the Solar Pond project of Solmat Systems Ltd., a subsidiary of Ormat Turbines Ltd.; and from 1981 to 1983, he was Project Administrator of the Solar Pond power plant project of Ormat Turbines Ltd. and Solmat Systems Ltd. Mr. Shiloah obtained a Bachelor of Arts in Economics from Hebrew University in 1972.

Aaron Choresh. Aaron Choresh performs the function of our Vice President of Operations Rest of the World and Product Support, effective as of July 1, 2004. From 1999 through June 30, 2004, Mr. Choresh was the Vice President of Operations and Product Support of Ormat Industries; from 1993 to 1998, he was the Director of Operations and Product Support of Ormat Industries; from 1991 to 1992, he was Manager of Project Engineering and Product Support; and from 1989 to 1990, he was Manager of Project Engineering of Ormat Industries. Mr. Choresh obtained a Bachelor of Science in Electrical Engineering from Technion Haifa in 1982.

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

Etty Rosner. Etty Rosner performs the function of our Corporate Secretary, effective as of October 21, 2004. Ms. Rosner is also the Corporate Secretary of Ormat Industries, a position she has held since 1991, and Vice President of Contract Management of Ormat Industries, a position she has held since 1999. From 1991 to 1999, Ms. Rosner was Contract Administrator Manager and Corporate Secretary and from 1981 to 1991, she was the Manager of the Export Department and Office Administrative Manager. Ms. Rosner obtained a Diploma in General Management from Tel Aviv University in 1990.

Connie Stechman. Connie Stechman is our Vice President, a position she has held since our inception in 1994. Prior to joining Ormat Technologies, Inc., Ms. Stechman worked for an international public accounting firm. Ms. Stechman is a Certified Public Accountant and obtained a Bachelor of Science in Business and Concentration Accounting from California State University, Sacramento, in 1977.

Dan Falk. Dan Falk was appointed as a director of Ormat Technologies, Inc. as of November 12, 2004. Mr. Falk is also a member of the Board of Directors of Orbotech Ltd., Nice Systems Ltd., Attunity Ltd., ClickSoftware Technologies Ltd., Jacada Ltd and Nova Measuring Instruments Ltd., all NASDAQ publicly traded companies. In addition, Mr. Falk serves as a member of the Board of Directors of the following public non-US companies: Plostopil Ltd., Orad Hi-Tech Systems Ltd., Dmatek Ltd. and Poalim Ventures I Ltd. From 2001 to 2004, Mr. Falk was a business consultant to several public and private companies. From 1999 to 2000, Mr. Falk was Chief Operating Officer and Chief Executive Officer of Sapiens International NV. From 1995 to 1999, Mr. Falk was an Executive Vice President of Orbotech Ltd. From 1985 to 1995, Mr. Falk was Vice President of Finance and Chief Financial Officer of Orbot Systems Ltd. and of Orbotech Ltd. Mr. Falk obtained a Master of Business Administration from Hebrew University in 1972 and a Bachelor of Arts in Economics and Political Science from Hebrew University in 1968. Mr. Falk is the Chair ofthe Company’s Audit Committee. The Board of the Company has determined that Mr. Falk qualifies as an Audit Committee ‘‘financial expert’’ under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 401(h) of Regulation S-K, and is ‘‘independent’’ as that term is used in Item 7(d)(3)(IV) of Schedule 14A under the Securities Exchange Act of 1934.

Jacob J. Worenklein. Jacob Worenklein was appointed a director of Ormat Technologies, Inc. as of November 12, 2004. Mr. Worenklein is also President and Chief Executive Officer of US Power Generating Company. From 1998 to 2003, he was Managing Director and Global Head of Project and Sectorial Finance for Societe Generale and, from 1996 to 1998, he was Managing Director and Head of Project Finance, Export Finance and Commodities for the Americas, for Societe Generale. Prior to joining Societe Generale in 1996, Mr. Worenklein was Managing Director and Global Head of Project Finance at Lehman Brothers and prior thereto was a partner and member of the executive committee of the law firm of Milbank, Tweed, Hadley & McCloy LLP, where he founded and headed the firm’s power and project finance practice. Mr. Worenklein served as Adjunct Professor of Finance at New York University and is a trustee of the Committee for Economic Development and a member of the Council on Foreign Relations. He is a member of the Board of Directors and Audit Committee of CDC Globeleq, an affiliate of the UK’s Commonwealth Development Corporation. Mr. Worenklein obtained a Bachelor of Arts from Columbia College in 1970 and a Juris Doctor and Master of Business Administration from New York University in 1973.

Roger W. Gale, Ph.D. Roger W. Gale was appointed director and member of the Audit Committee by the Company’s Board on October 26, 2005, to fill the vacancy caused by the resignation of Edward Muller. Between 1988 and 2000, Dr. Gale was the CEO of Washington International Energy Group (sold to PHB Hagler Bailly in 1999). In 2000, as PHB was sold to PA Consulting, Dr. Gale held several positions at PA Consulting until 2001, at which time he joined GF Energy LLC as a Partner and CEO, a position he still holds at present. In addition, Dr. Gale served as Board member of the US Energy Association and the Consumer Energy Council of America, two not-for-profit organizations. On December 1, 2005, he became a member of the Board of Directors of Adams Express and Petroleum & Resource Corp. He served on the Audit Committee of Constellation Holdings and on the parent board of Constellation Energy Group. Dr. Gale has a Ph.D. in political science from the University of California, Berkeley.

Elon Kohlberg, Ph.D. Elon Kohlberg is a professor of Business Administration at Harvard Business School, a position he has held since 1976. Dr. Kohlberg holds Bachelor and Master of Science degrees, as well as a Ph.D. degree in Mathematics, from the Hebrew University of Jerusalem. He has been a member of the Board of Directors of Teva North America since 1990 and of Medinol Ltd. since 2003. Dr. Kohlberg is the Chairman and founder of Digi-Block, Inc.

Audit Committee

We are a listed issuer, as defined in Sec. 240.10A-3 of Regulation S-K, and have a separately designated audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, composed of independent directors as required by Section 303A.07 of the NYSE Listed Company Manual. The members of such committee are Dan Falk (Chair), Jacob Worenklein and Roger W. Gale, who are also independent directors of our company, as defined in Section 303A.02 of the NYSE Listed Company Manual.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference herein from the Company’s definitive 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)   List of Financial Statements

See Index to Financial Statements in Item 8 of this annual report.

(2)   List of Financial Statement Schedules

All applicable schedule information is included in our Financial Statements in Item 8 of this annual report.

(b)	EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10.1	Financing Agreements
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.6	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.12	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.14	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.15	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.16	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.17	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.18	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.5	General incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12	Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, filed herewith.
10.13	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, filed herewith.
10.14	Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, filed herewith.
10.15	Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, filed herewith.
21.1	Subsidiaries of Ormat Technologies, Inc., filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of SyCip Gorres Velayo & Co., Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.4	Summary of Non-Employee Director Compensation and benefits, incorporated by reference to Exhibit 99.4 to Ormat Technologies, Inc.’s Form 10-K to the Securities and Exchange Commission on March 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: March 27, 2006	By:	/s/ YEHUDIT BRONICKI
Name: Yehudit Bronicki Title: Chief Executive Officer, President and Director

Pursuant to the requirement of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 27, 2006.

Signature	Capacity

/s/ YEHUDIT BRONICKI	Chief Executive Officer, President and Director (Principal Executive Officer)

Yehudit Bronicki

/s/ JOSEPH TENNE	Chief Financial Officer (Principal Financial and Accounting Officer)

Joseph Tenne

/s/ LUCIEN Y. BRONICKI	Chairman of the Board of Directors and Chief Technology Officer

Lucien Y. Bronicki

/s/ YORAM BRONICKI	Chief Operating Officer — North America and Director

Yoram Bronicki

/s/ DAN FALK	Director

Dan Falk

(c)	EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10.1	Financing Agreements
10.1.3	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.6	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.8	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.14	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.15	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.16	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.17	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
10.1.18	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2	Purchase Agreements incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.2.1	Purchase and Sale Agreement, dated April 22, 2004, by and among Constellation Power, Inc. and Cosi Puna, Inc. and ORNI 8 LLC and Ormat Nevada, Inc., incorporated by reference to Exhibit 10.2.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.2.2	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3	Power Purchase Agreements incorporated by reference to Exhibit 10.2to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4	Leases incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.5	General incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.5.1	Engineering, Procurement and Construction Contract, dated August 23, 2002, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc incorporated by reference to Exhibit 10.5.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Amendment No. 1, to Engineering, Procurement and Construction Contract, dated, 2003, by and between Tuaropaki Power Company Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.5.3	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.4	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.5	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12	Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, filed herewith.
10.13	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, filed herewith.
10.14	Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, filed herewith.
10.15	Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, filed herewith.

Exhibit No.	Document
21.1	Subsidiaries of Ormat Technologies, Inc., filed herewith.
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of SyCip Gorres Velayo & Co., Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.4	Summary of Non-Employee Director Compensation and Benefits, incorporated by reference to Exhibit 99.4 to Ormat Technologies, Inc.’s Form 10-K to the Securities and Exchange Commission on March 28, 2005.