Form 10-Q
period 2006-03-31
ORMAT TECHNOLOGIES, INC.
filed 2006-05-10
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

6225 Neil Road, Suite 300, Reno, Nevada 89511-1136

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

Yes     No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 35,587,496, par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2006

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to ‘‘Ormat’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’,‘‘our company’’, ‘‘Ormat Technologies’’ or ‘‘our’’ refer to Ormat Technologies, Inc. and its consolidated subsidiaries. The ‘‘OFC Senior Secured Notes’’ refers to the 8¼% Senior Secured Notes due 2020 that were issued in February 2004 by our subsidiary, Ormat Funding Corp. The ‘‘OrCal Senior Secured Notes’’ refers to the 6.21% Senior Secured Notes due 2020 that were issued in December 2005 by our subsidiary, OrCal Geothermal Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,094	$26,976
Marketable securities	9,070	43,560
Restricted cash, cash equivalents and marketable securities	39,569	36,732
Receivables:
Trade	35,079	33,515
Related entities	3,077	524
Other	2,311	2,629
Inventories, net	6,191	5,224
Costs and estimated earnings in excess of billings on uncompleted contracts	1,290	8,883
Deferred income taxes	3,675	1,663
Prepaid expenses and other	3,509	3,256
Total current assets	122,865	162,962
Unconsolidated investments	40,241	47,235
Deposits and other	13,349	13,489
Deferred income taxes	4,685	5,376
Property, plant and equipment, net	541,061	491,835
Construction-in-process	155,778	128,256
Deferred financing and lease costs, net	17,764	17,412
Intangible assets, net	47,210	47,915
Total assets	$942,953	$914,480
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank credit	$—	$3,996
Accounts payable and accrued expenses	58,350	50,048
Billings in excess of costs and estimated earnings on uncompleted contracts	5,198	12,657
Current portion of long-term debt:
Limited and non-recourse	8,054	2,888
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	23,754	23,754
Due to Parent, including current portion of notes payable to Parent	33,080	32,003
Total current liabilities	129,436	126,346
Long-term debt, net of current portion:
Limited and non-recourse	28,972	11,252
Full recourse	2,000	2,000
Senior secured notes (non-recourse)	324,645	324,645
Notes payable to Parent, net of current portion	133,162	140,162
Other liabilities	—	1,309
Deferred lease income	80,897	81,569
Deferred income taxes	25,403	22,004
Liabilities for severance pay	11,858	11,409
Asset retirement obligation	12,339	11,461
Total liabilities	748,712	732,157
Minority interest in net assets of subsidiaries	4,798	64
Commitments and contingencies (Notes 5, 6 and 10)
Stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 31,562,496 shares issued and outstanding	31	31
Additional paid-in capital	124,066	124,008
Unearned stock-based compensation	—	(153)
Retained earnings	62,769	55,824
Accumulated other comprehensive income	2,577	2,549
Total stockholders' equity	189,443	182,259
Total liabilities and stockholders' equity	$942,953	$914,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Revenues:
Electricity:
Energy and capacity	$25,165	$24,509
Lease portion of energy and capacity	17,897	15,943
Lease income	671	—
Total electricity	43,733	40,452
Products:
Related party	3,503	—
Other	13,085	13,444
Total products	16,588	13,444
Total revenues	60,321	53,896
Cost of revenues:
Electricity:
Energy and capacity	17,174	16,273
Lease portion of energy and capacity	8,382	7,339
Lease expense	1,311	—
Total electricity	26,867	23,612
Products	10,532	10,683
Total cost of revenues	37,399	34,295
Gross margin	22,922	19,601
Operating expenses:
Research and development expenses	773	380
Selling and marketing expenses	2,695	2,208
General and administrative expenses	4,684	3,627
Operating income	14,770	13,386
Other income (expense):
Interest income	1,115	810
Interest expense:
Parent	(2,226)	(2,775)
Other	(5,227)	(7,523)
Foreign currency translation and transaction losses	(8)	(83)
Other non-operating income	103	40
Income before income taxes and equity in income of investees	8,527	3,855
Income tax provision	(1,914)	(1,480)
Equity in income of investees	1,279	1,533
Net income	7,892	3,908
Other comprehensive income (loss), net of related taxes:
Gain (loss) in respect of derivative instruments designated for cash flow hedge (net of related tax of $(54,000) and $154,000, respectively)	(90)	254
Unrealized gain on marketable securities available-for-sale (net of related tax of $72,000 and $38,000, respectively)	118	62
Comprehensive income	$7,920	$4,224
Earnings per share – basic and diluted	$0.25	$0.12
Weighted average number of shares used in computation of earnings per share:
Basic	31,563	31,563
Diluted	31,697	31,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands)
Balance at December 31, 2005	31,563	$31	$124,008	$(153)	$55,824	$2,549	$182,259
Reversal of deferred stock based compensation	—	—	(153)	153	—	—	—
Share based compensation	—	—	211	—	—	—	211
Cash dividend declared, $0.03 per share	—	—	—	—	(947)	—	(947)
Net income	—	—	—	—	7,892	—	7,892
Other comprehensive income, net of related taxes:
Amortization of unrealized loss in respect of derivative instruments (net of related tax benefit of $54,000)	—	—	—	—	—	(90)	(90)
Unrealized gain on marketable securities available-for-sale (net of related tax of $72,000)	—	—	—	—	—	118	118
Balance at March 31, 2006	31,563	$31	$124,066	$—	$62,769	$2,577	$189,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$7,892	$3,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,201	9,312
Accretion of asset retirement obligation	223	188
Share-based compensation	211	—
Amortization of deferred lease income	(671)	—
Equity in income of investees	(1,279)	(1,533)
Distributions from unconsolidated investments	1,158	325
Amortization of unrealized loss in respect of derivative instruments, net	(90)	—
Deferred income tax provision (benefit)	1,846	(28)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(352)	(3,133)
Costs and estimated earnings in excess of billings on uncompleted contracts	7,593	(2,156)
Inventories	(967)	(475)
Prepaid expenses and other	(171)	621
Deposits and other	230	(224)
Accounts payable and accrued expenses	6,751	15,235
Due from/to related entities, net	(2,807)	(126)
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,459)	(63)
Other liabilities	(20)	(20)
Liability for severance pay	489	693
Due to Parent	1,077	—
Net cash provided by operating activities	23,855	22,524
Cash flows from investing activities:
Marketable securities, net	34,492	60,122
Net change in restricted cash, cash equivalents and marketable securities	759	(11,027)
Capital expenditures	(39,702)	(19,159)
Cash paid for acquisition, net of cash received	(15,362)	—
Increase in severance pay fund asset, net	(40)	(116)
Repayment from unconsolidated investments	31	254
Net cash provided by (used in) investing activities	(19,822)	30,074
Cash flows from financing activities:
Due to Parent, net	(7,000)	(16,427)
Repayments of short-term and long-term debt	(4,717)	(24,062)
Deferred debt issuance costs	(198)	(1,912)
Cash dividends paid	—	(2,500)
Net cash used in financing activities	(11,915)	(44,901)
Net increase (decrease) in cash and cash equivalents	(7,882)	7,697
Cash and cash equivalents at beginning of period	26,976	36,750
Cash and cash equivalents at end of period	$19,094	$44,447
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(1,280)	$1,718
Increase in asset retirement cost and asset retirement obligation	$655	$—
Accrued liabilities related to follow-on offering	$887	$—
Cash dividend declared	$947	$947
Acquisition – see Note 5.

The accompanying notes are an integral part of these condensed consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (or ‘‘SEC’’) for interim financial statements. Accordingly, they do not contain all information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2006 and consolidated results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005.

The financial data and other information disclosed in these notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three-months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The condensed consolidated balance sheet data as of December 31, 2005 is derived from the audited consolidated financial statements for the year ended December 31, 2005, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (‘‘U.S.’’) and in foreign countries. At March 31, 2006 and December 31, 2005, the Company had deposits totaling $10,972,000 and $9,889,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At March 31, 2006 and December 31, 2005, the Company’s deposits in foreign countries of approximately $7,890,000 and $11,935,000, respectively, were not insured.

At March 31, 2006 and December 31, 2005, accounts receivable related to operations in foreign countries amounted to approximately $14,599,000 and $11,017,000, respectively. At March 31, 2006 and December 31, 2005, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 59% of the Company’s accounts receivable.

Southern California Edison Company (‘‘SCE’’) accounted for 27.5% and 33.4% of the Company’s total revenues for the three months ended March 31, 2006 and 2005, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 16.3% and 16.9% of the Company’s total revenues for the three months ended March 31, 2006 and 2005, respectively.

Hawaii Electric Light Company accounted for 18.1% and 14.3% of the Company’s total revenues for the three months ended March 31, 2006 and 2005, respectively.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R (Revised 2004) – Share-Based Payments

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued the revised Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, Share-Based Payment (‘‘SFAS No. 123R’’), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and other related interpretations and requires instead that such transactions be accounted for using the grant date fair value based method. SFAS No. 123R is applicable to the Company for the fiscal year ending December 31, 2006. SFAS No. 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

The cumulative effect of adopting SFAS No. 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of December 31, 2005 is not material. The Company applies the modified prospective application transition method, as permitted hereunder. Under such transition method, upon the adoption of SFAS No. 123R on January 1, 2006, the Company’s consolidated financial statements for periods prior to the effective date have not been restated.

SFAS No. 151 – Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – An Amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 (January 1, 2006 for the Company). The provisions of SFAS No. 151 shall be applied prospectively. The adoption by the Company of SFAS No. 151, effective January 1, 2006, did not have any impact on its results of operations and financial position.

SFAS No. 154 – Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company). The adoption by the Company of SFAS No. 154, effective January 1, 2006, did not have any impact on its results of operations and financial position.

EITF Issue No. 04-5 – Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued Emerging Issues Task Force (‘‘EITF’’) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF Issue No. 04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company), for all other limited partnerships. The adoption by the Company of EITF Issue No. 04-5, effective January 1, 2006, did not have any impact on the Company’s consolidated financial statements.

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments

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

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stock shareholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted on November 10, 2004 and on November 9, 2005 and whose dilutive effect on the earnings per share for the three-month periods ended March 31, 2006 and 2005 is immaterial. The stock options granted to employees of the Company in Ormat Industries Ltd. (the ‘‘Parent’’) stock are not dilutive to the Company’s earnings per share.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Raw materials and purchased parts for assembly	$1,631	$1,521
Self-manufactured assembly parts and finished products	4,560	3,703
Total	$6,191	$5,224

NOTE 5 – ACQUISITION AND UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Orzunil:
Investment	$—	$3,807
Advances	—	3,712
	—	7,519
Mammoth	34,631	34,240
OLCL	5,610	5,476
Total	$40,241	$47,235

The unconsolidated power plants are making, from time to time, distributions to their owners. Such distributions are deducted from the investments in such power plants.

The Zunil Project

Prior to March 13, 2006, The Company had a 21.0% ownership interest in Orzunil I de Electricidad, Limitada (‘‘Orzunil’’), a limited responsibility company incorporated in Guatemala and established for the purpose of generation of power by means of a geothermal power plant in the Province of Quetzaltenango in Guatemala. The Company operates and maintains the geothermal power plant and the power purchaser supplies geothermal fluid to the power plant.

On March 13, 2006, the Company acquired a 50.8% ownership interest in Orzunil, and increased its then existing 21.0% ownership interest to 71.8%. The purchase price was $15.4 million, including acquisition costs of approximately $0.6 million.

The Company’s 21% ownership interest in Orzunil prior to the abovementioned acquisition was accounted for under the equity method of accounting as the Company had the ability to exercise significant influence, but not control, over Orzunil. As a result of the acquisition of the additional 50.8% interest in Orzunil, the financial statements of Orzunil have been consolidated effective March 13, 2006. The unrelated entities' 28.2% interest in Orzunil has been reflected as "Minority interest in net assets of subsidiaries" in the Company's consolidated balance sheet.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The abovementioned acquisition has been accounted for under the purchase method of accounting and the acquired assets and intangibles are being depreciated over their estimated useful lives of 13.5 years. The purchase price has been allocated based on management’s preliminary estimates as follows:

(in thousands)
Cash and cash equivalents	$8
Restricted cash	3,408
Accounts receivable and other current assets assumed	976
Property, plant and equipment	47,804
Accounts payable and other short-term liabilities assumed	(1,241)
Long-term loans assumed (including current portion)	(23,607)
Minority interest	(4,734)
22,614
Less: the Company's investment prior to acquisition	(7,244)
Total purchase price allocation	$15,370

Due to a recent hurricane, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. Orzunil has filed an insurance claim in respect of the damage, which is currently under discussion with the insurance company. Orzunil has already received an advance payment against the claim. The Company believes that the final resolution of the claim will not have a material impact on its results of operations.

On April 27, 2006, the Company signed an agreement to purchase from an unrelated third party, CDC Group plc, a 14.1% partnership interest in Orzunil, which when completed will increase its existing 71.8% ownership interest in Orzunil to 85.9%. The purchase price is $3,250,000. The closing of the acquisition, which is expected to take place by the end of the second quarter of 2006, is subject to the approval of Orzunil members including the International Finance Corporation (‘‘IFC’’), which is also one of the project’s senior lenders.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of Mammoth are summarized below:

	March 31, 2006	December 31, 2005
	(in thousands)
Condensed balance sheets:
Current assets	$8,514	$7,430
Non-current assets	82,828	82,550
Current liabilities	1,909	1,114
Non-current liabilities	3,728	3,708
Partners' capital	85,705	85,158

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Condensed statements of operations:
Revenues	$3,685	$3,967
Gross margin	605	1,212
Net income	548	1,164
Company's equity in income of Mammoth:
50% of Mammoth net income	$274	$582
Plus amortization of basis difference	148	148
	422	730
Less income taxes	(160)	(277)
Total	$262	$453

The Leyte Project

The Company holds an 80% interest in Ormat Leyte Co. Ltd. (‘‘OLCL’’). OLCL is a limited partnership established for the purpose of developing, financing, operating, and maintaining a geothermal power plant in Leyte Provina, the Philippines. Upon the adoption of FIN No. 46R on March 31, 2004, the Company concluded that OLCL should not be consolidated. As a result of such conclusion, the Company's 80% ownership interest in OLCL is accounted for under the equity method of accounting.

The condensed financial position and results of operations of OLCL are summarized below:

	March 31, 2006	December 31, 2005
	(in thousands)
Condensed balance sheets:
Current assets	$7,760	$7,972
Non-current assets	9,779	11,267
Current liabilities	6,241	6,083
Non-current liabilities	2,540	3,810
Stockholders' equity	8,758	9,346

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Condensed statements of operations:
Revenues	$3,373	$3,137
Gross margin	1,677	1,468
Net income	859	762
Company's equity in income of OLCL:
80% of OLCL net income	$687	$610
Plus amortization of deferred revenue on intercompany profit ($1.6 million unamortized balance at March 31, 2006)	604	263
Total	$1,291	$873

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of notes payable under the following agreements:

	March 31, 2006	December 31, 2005
	(in thousands)
Limited and non-recourse agreements:
Non-recourse agreement:
Senior loans:
International Finance Corporation Loan A	$7,730	$—
International Finance Corporation Loan B	5,600	—
Commonwealth Development Corporation Loan	9,879	—
Junior subordinated loans	398	—
Limited recourse agreement:
Credit facility agreement	13,419	14,140
	37,026	14,140
Less current portion	(8,054)	(2,888)
Total	$28,972	$11,252
Full recourse agreements with a bank	$3,000	$3,000
Less current portion	(1,000)	(1,000)
Total	$2,000	$2,000
Senior Secured Notes (non recourse):
Ormat Funding Corp. (‘‘OFC’’)	$183,399	$183,399
OrCal Geothermal Inc. (‘‘OrCal’’)	165,000	165,000
	348,399	348,399
Less current portion	(23,754)	(23,754)
Total	$324,645	$324,645

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Loans

International Finance Corporation (‘‘IFC’’) Loan A

Orzunil, a 71.8% owned subsidiary of the Company, has a senior loan agreement with IFC, which is a minority shareholder of Orzunil. The loan matures on November 15, 2011, and shall be repaid in 47 quarterly installments ranging from $192,000 to $430,000. The loan has a fixed annual interest rate of 11.775%.

International Finance Corporation (‘‘IFC’’) Loan B

Orzunil has another senior loan agreement with IFC. The loan matures on May 15, 2008, and shall be repaid in 32 quarterly installments ranging from $436,000 to $690,000. The loan has a fixed annual interest rate of 11.73%.

Commonwealth Development Corporation (‘‘CDC’’) Loan

Orzunil has a senior loan agreement with CDC, which is also a minority shareholder of Orzunil. The loan matures on August 15, 2010, and shall be repaid in 42 quarterly installments ranging from $348,000 to $675,000. The loan has a fixed annual interest rate of 10.3%.

There are various restrictive covenants under the Senior Loans, which include limitations on distribution to its shareholders.

Junior Subordinated Loans

Orzunil has a junior subordinated loans with its shareholders. The loans are uncollateralized and non-interest bearing and shall be repaid once subordinated loans granted to Orzunil by the Company are repaid.

OFC Senior Secured Notes

On February 13, 2004, OFC, a wholly owned subsidiary, issued $190.0 million, 8¼% senior secured notes (the ‘‘OFC Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million which have been included in deferred financing costs in the balance sheets. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2004. The OFC Senior Secured Notes are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC, and secured (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance policies of OFC and its subsidiaries. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. Management believes that as of March 31, 2006, the Company was in compliance with the covenants contained in the indenture governing the OFC Senior Secured Notes.

OFC may redeem the OFC Senior Secured Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the OFC Senior Secured Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a ‘‘make-whole’’ premium. Upon certain events, as defined in the indenture governing the OFC Senior Secured Notes, OFC may be required to redeem a portion of the OFC Senior Secured Notes at a redemption price ranging from 100% to 101% of the principal amount of the OFC Senior Secured Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A registration statement on Form S-4 relating to the OFC Senior Secured Notes was filed with and declared effective by the SEC on February 9, 2005. Pursuant to the registration statement, OFC made an offer to the holders of the OFC Senior Secured Notes to exchange them for publicly registered exchange notes with substantially identical terms until March 11, 2005. On March 16, 2005 the exchange offer was completed.

On April 26, 2006, OFC successfully consummated a consent solicitation relating to the OFC Senior Secured Notes that was launched on April 17, 2006. On that same date, OFC executed a supplement to the Indenture governing the OFC Senior Secured Notes to amend and/ or waive certain provisions in the Indenture dealing with public reporting and information requirements of OFC. On May 1, 2006, OFC filed with the SEC Form 15 notification of the suspension of its obligation to file reports with the SEC under the Securities Act of 1934.

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account, which may be funded by cash or backed by letters of credit, in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current on the balance sheet. As of March 31, 2006 and December 31 2005, the balance of such account was $0.8 million and $12.3 million, respectively, in cash. In addition as of March 31, 2006, part of the restricted cash account was funded by a letter of credit in the amount of approximately $11.5 million (see Note 10).

OrCal Senior Secured Notes

On December 8, 2005, OrCal, a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (the ‘‘OrCal Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million which have been included in deferred financing costs in the balance sheets. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments which will commence on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends.

OrCal may redeem the OrCal Senior Secured Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the OrCal Senior Secured Notes to be redeemed plus accrued interest, and a ‘‘make-whole’’ premium. Upon certain events, as defined in the indenture governing the OrCal Senior Secured Notes, OrCal may be required to redeem a portion of the OrCal Senior Secured Notes at a redemption price of 100% of the principal amount of the OrCal Senior Secured Notes being redeemed plus accrued interest. Management believes that as of March 31, 2006, the Company was in compliance with the covenants contained in the indentures governing the OrCal Senior Secured Notes.

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account, with a required minimum balance, which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current on the balance sheet. As of March 30, 2006 and December 31, 2005, the balance of such account was $13.7 million and $9.5 million, respectively, in cash.

NOTE 7 – REFINANCING OF THE PUNA PROJECT

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

Pursuant to a 31-year head lease (the ‘‘Head Lease’’), PGV leased its geothermal power plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the ‘‘Deferred Lease Income’’). The total costs of the leased assets as of March 31, 2006 and December 31, 2005, amounted to $57.9 and $58.3 million, net of accumulated depreciation of $4.3 and $3.7 million, respectively. The unrelated company (the ‘‘Lessor’’) simultaneously leased-back the Puna Project to PGV under a 23-year lease (the ‘‘Project Lease’’). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a power purchase agreement that PGV has with Hawaii Electric Light Company (‘‘HELCO’’). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related power purchase agreement have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

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

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements and which are included in the balance sheets as of March 31, 2006 and December 31, 2005 in restricted cash accounts and are classified as current as they are used to pay current payments.

Revenue account

PGV deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the depository accounts as described below, but the funds are only available to PGV upon submission of draw requests by PGV to the bank. As such amounts are fully restricted to use by PGV, they have been classified as current restricted assets as the amounts are used to pay current operating expenses. As of March 31, 2006 and December 31, 2005, the balance of such account was $3.3 and $3.5 million, respectively.

Lease rent reserve accounts

PGV maintains accounts to fund the full amount of the next rent payment according to the payment schedule. As of March 31, 2006 and December 31, 2005, the balance of such accounts was $6.2 and $2.3 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Well maintenance reserve account

PGV maintains a reserve account to fund well field works including the drilling of new wells. The reserve should be met on a monthly basis, in amounts equal to 1/12 of a scheduled annual contribution. As of March 31, 2006 and December 31, 2005, the balance of such account was $0.6 and $0.5 million, respectively.

Capital expenditure account

PGV maintains an account to fund its capital expenditures. Deposits to this account are at PGV’s sole discretion, but no distributions are allowed to Ormat Nevada Inc., a wholly owned subsidiary of the Company, if the balance is less than $0.5 million. As of March 31, 2006 and December 31, 2005, the balance in this account was $0.5 million and $0, respectively.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to Ormat Nevada Inc. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of March 31, 2006 and December 31, 2005, the balance of such account was $3.8 and $6.8 million, respectively. This amount can be distributed to Ormat Nevada Inc. currently and has been classified as current restricted assets.

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

On April 20, 2005, the Company entered into a new treasury rate lock agreement with the same financial institution, at a locked-in treasury rate of 4.22%, with a notional amount of $52.0 million and originally scheduled to terminate on May 2, 2005. The new rate lock agreement’s termination date was extended until May 18, 2005 at a new locked-in treasury rate of 4.25%. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. There was no consideration paid by either party as a result of the extension. On May 18, 2005, the Company paid the counterparty to the new rate lock agreement the amount of $762,000. This amount net of related taxes of $290,000 is recorded as ‘‘Loss in respect of derivative instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’ and is amortized over the 23-year term of the Project Lease.

NOTE 8 – STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective application transition method, which establishes accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using APB No. 25 and related interpretations and requires that such transactions be accounted for using the grant date fair value based method. SFAS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

No. 123R applies to all awards granted or modified after January 1, 2006 (the ‘‘effective date’’). In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after such date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. The Company previously applied APB No. 25 and related interpretations and provided pro forma disclosure of SFAS No. 123.

Prior to the adoption of SFAS No. 123R

Prior to the adoption of SFAS 123R, the Company provided the disclosure required under SFAS 123, as amended by SFAS No. 148, Accounting for Stock-based Compensation — Transition and Disclosure.

Pro forma net income and earnings per share for the three months ended March 31, 2005 was as follows:

Three months ended March 31, 2005
(In thousands, except per share amounts)

Net income, as reported	$3,908
Add: Total stock-based employee compensation expense included in reported net income, net of tax	25
Deduct: Total stock-based employee compensation expense in respect of the Company's stock options determined under fair value based method, net of tax	(12)
Deduct: Total stock-based employee compensation expense in respect of the Parent's stock options determined under fair value based method, net of tax	(80)
Pro forma net income	$3,841
Basic and diluted earnings per share:
As reported	$0.12
Pro forma	$0.12

Impact of the adoption of SFAS No. 123R

As stated above, the Company elected to adopt the modified prospective application method provided by SFAS No. 123R. Accordingly, during the three months ended March 31, 2006, the Company recorded stock-based compensation costs totaling the amount that would have been recognized had the fair value method been applied since the effective date. Previously reported amounts have not been restated.

As required by SFAS No. 123R, management has made an estimate of expected forfeiture and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123R is not material.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $813,000 before estimated forfeiture. In the Company’s pro forma disclosure prior to adoption of SFAS No. 123R, the Company accounted for forfeiture upon occurrence. SFAS 123R requires forfeiture to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture differ from those estimates. Accordingly, as of January 1, 2006, the Company estimates that the unrecorded stock-based compensation balance related to stock options was adjusted to $772,000 after estimated forfeitures of 5%.

During the three months ended March 31, 2006, the Company did not grant any stock options.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2006, the Company recorded stock-based compensation related to stock options as follows:

Three Months Ended March 31, 2006
(dollars in thousands, except per share amounts)
Cost of Revenues	$70
Selling and marketing expenses	70
General and administrative expenses	71
Total stock-based compensation expense	$211
Effect on basic and diluted earnings per share	$0.01

As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $561,000 and will be recognized over an estimated weighted average amortization period of 1.8 years.

Valuation Assumptions

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

Stock Option Plans

The 2004 Incentive Compensation Plan

On October 21, 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (‘‘2004 Incentive Plan’’), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 1,250,000 shares of the Company’s common stock have been reserved for issuance, all of which may be issued as options or as other forms of awards. Options granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant day. Vested options may be exercised for up to ten years from the date of grant. On November 9, 2005, the Company filed a registration statement on Form S-8 with the SEC with respect to the shares of common stock underlying such grants.

The following table summarizes the status of the 2004 Incentive Plan as of and for the periods presented below (shares in thousands):

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	236	$15.54
Granted, at fair value*	—	—
Exercised	—	—
Forfeited	(7)	15.00
Outstanding at end of period	229	15.56
Options exercisable at end of period	15	15.00
Weighted-average fair value of options granted during the period		$—
* Including options granted to directors		$—

As of March 31, 2006, 1,021,350 shares of the Company’s common stock are available for future grants.

In April 2006, the Company granted incentive stock options to purchase 299,500 shares of the Company’s common stock to employees at an exercise price of $34.13 per share, under the 2004 Incentive Plan.

The following table summarizes information about stock options outstanding at March 31, 2006 (shares in thousands):

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Number of Shares Exercisable	Weighted Average Remaining Contractual Life in Years
$15.00	204	8.6	15	8.6
20.10	25	8.6	—	—
	229	8.6	15	8.6

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information about the status of the Company’s nonvested shares as of March 31, 2006, and changes during the three-month period then ended (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at January 1, 2006	221	$0.96
Granted	—	—
Vested	—	—
Forfeited	(7)	0.96
Nonvested outstanding at March 31, 2006	214	$0.96

As of March 31, 2006, there was $186 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.6 years.

The Parent’s Stock Option Plans

Ormat Industries Ltd. (the ‘‘Parent’’) has four stock option plans: the 2001 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, the 2003 Employee Stock Option Plan, and the 2004 Employee Stock Option Plan (collectively ‘‘the Parent’s Plans’’). Options under the 2004 Employee Stock Option Plan were granted in April 2004. Under the Parent’s Plans, employees of the Company were granted options to purchase the Parent’s ordinary shares, which are registered and traded on the Tel-Aviv Stock Exchange. Options under the Parent’s Plans cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Vested options may be exercised for up to five years from the date of grant. The maximum aggregate number of shares that may be optioned and sold under the Parent’s Plans is determined each year by the Parent’s board of directors of the Parent, and is equal to the number of options granted during each plan year. None of the options are exercisable or convertible into shares of the Company.

As of March 31, 2006, no shares of the Parent’s ordinary shares are available for future grants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the status of the Parent’s Plans as of and for the periods presented below (shares in thousands):

	Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,747	$2.32
Granted, below fair value	—	—
Exercised	(113)	1.87
Expired	(32)	2.26
Forfeited	(25)	3.14
Outstanding at end of period	1,577	2.45
Options exercisable at end of period	632	1.55
Weighted-average fair value of options granted during the period		$—

The following table summarizes information about stock options outstanding at March 31, 2006 (shares in thousands):

Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Number of Shares Exercisable	Weighted Average Remaining Contractual Life in Years
$1.41	366	1.0	366	1.0
1.75	608	2.0	266	2.0
3.78	603	3.1	—	—
	1,577	2.1	632	1.4

The following table summarizes information about the status of the Parent’s nonvested shares as of March 31, 2006, and changes during the three-month period then ended (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding at January 1, 2006	1,451	$2.54
Granted	—	—
Vested	(481)	1.53
Forfeited	(25)	3.14
Nonvested outstanding at March 31, 2006	946	$3.04

As of March 31, 2006, there was $376,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Parent’s Plans. That cost is expected to be recognized over a weighted average period of 1.88 years. The total fair value of shares vested under the Parent’s Plan during the three months ended March 31, 2006, was $736,000.

NOTE 9 – BUSINESS SEGMENTS

The Company has two reporting segments that are aggregated based on similar products, market and operating factors: electricity and products segments. Such segments are managed and reported separately as each offers different products and serves different markets. The electricity segment is

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(in thousands)
Three months ended March 31, 2006:
Net revenues from external customers	$43,733	$16,588	$60,321
Intersegment revenues	—	16,025	16,025
Operating income	11,312	3,458	14,770
Segment assets at period end*	900,050	42,903	942,953
* Including unconsolidated investments	40,241	—	—

Three months ended March 31, 2005:
Net revenues from external customers	$40,452	$13,444	$53,896
Intersegment revenues	—	11,101	11,101
Operating income	12,461	925	13,386
Segment assets at period end*	787,122	41,273	828,395
* Including unconsolidated investments	50,018	—	—

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Operating income:
Operating income	$14,770	$13,386
Interest expenses, net	(6,338)	(9,488)
Non-operating income and other, net	95	(43)
Total consolidated income before income taxes and equity income of investees	$8,527	$3,855

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $26.0 million and $25.4 million at March 31, 2006 and December 31, 2005, respectively (out of these amounts, letters of credit totaling $4.1 million and $5.1 million respectively, have been obtained by the Parent on behalf of the Company). Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

LOC Agreement

A subsidiary of the Company has a letter of credit and loan agreement (‘‘LOC Agreement’’) with Hudson United Bank (the ‘‘bank’’) pursuant to which the bank agreed to issue one or more letters of credit for an aggregate amount of up to $15.0 million. The LOC Agreement terminates on June 30, 2007, but is automatically extended for successive one-year periods unless notice is provided by either the Company or the bank to the contrary. In the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts into a loan, bearing interest at 3-month LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. Management believes that as of March 31, 2006, the Company was in compliance with the covenants under the LOC Agreement. As of March 31, 2006 and December 31, 2005, no letters of credit were outstanding under the LOC Agreement.

Credit Agreement

On February 15, 2006, a subsidiary of the Company entered into a $25 million credit agreement (‘‘Credit Agreement’’) with Union Bank of California (‘‘UBOC’’). Under the Credit Agreement, the Company can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company has entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee the subsidiary’s obligations under the credit agreement. The subsidiary’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets. There are various restrictive covenants under the credit agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios. Management believes that as of March 31, 2006, the Company was in compliance with the covenants under the Credit Agreement.

As of March 31, 2006, one letter of credit with a stated amount of $11.5 million was issued and outstanding under the Credit Agreement.

Phase II of the Olkaria III Project in Kenya

As of March 31, 2006 and December 31, 2005, the Company had incurred approximately $21.6 million (included in construction-in-process) in connection with the construction of Phase II of the Olkaria III project in Kenya. Upon completion of the project, the Company expects Phase II to add 35 MW in generating capacity to the current Olkaria III project. Under existing documentation for the Olkaria III project, the Company’s subsidiary was required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. The Company has reached an agreement with Kenya Power & Lighting Co. Ltd. (‘‘KPLC’’), subject to execution of a definitive agreement and regulatory approval, pursuant to which the tariff of Phase II will be reduced and KPLC will be required to provide a letter of credit to secure its payment obligations. The initial agreement was that if the definitive agreement and the opening of the letter of credit were completed by April 1, 2006, the completion date would be December 2007. The Company is currently negotiating the receipt of letter of credit and the definitive agreement, which will extend the completion date beyond December 2007. Management believes that the project will be completed in the required timeframe. If the Company does not complete the construction of Phase II, the Company may lose some or all of its investment in the construction-in-process relating to Phase II.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company is a party to a third-party complaint filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the ‘‘Henrys’’) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (‘‘MPSG’’). The Company entered into a supply contract with MPSG dated as of December 29, 2003, under which the Company was retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (‘‘Basin’’). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against the Company, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against the Company for breach of contract/breach of warranty, tortuous interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, the Company filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. The Company filed a motion to dismiss the Henrys’ claims, but the Bankruptcy Court has not yet ruled on this motion. The Company believes that it has no liability to the Henrys and intends to defend vigorously against the Henrys’ claims in the bankruptcy proceeding. Therefore, no provision is included in the financial statements in respect of the claims.

In connection with the power purchase agreements for the Ormesa project, SCE has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to SCE’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an Interim Agreement; whereby SCE will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 Cents/kWh until May 1, 2007. In addition a long term PPA is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long term power purchase agreement are still under way and there is no guarantee that they will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on the Company.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – CASH DIVIDEND

On March 7, 2006, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 28, 2006. Such divided was paid on April 4, 2006.

NOTE 12 – SHELF REGISTRATION STATEMENT

On January 17, 2006, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on January 31, 2006. The shelf registration statement provides the Company with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of the Company, from time to time, in one or more offerings up to a total dollar amount of $1 billion. Pursuant to the shelf registration statement, the Company may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

NOTE 13 – INCOME TAXES

The effective tax rate of the Company for the three-month period ended March 31, 2006 was 22.4%, which differs from the federal statutory rate of 34% primarily attributable to: (i) a 3% decrease in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.1 million; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006, according to which the Company's Israeli subsidiary was subject to lower income tax rates effective as of January 1, 2004, which resulted in a tax benefit of $0.6 million; and (iii) a production tax credit of $0.3 million.

NOTE 14 – SUBSEQUENT EVENTS

Follow-On Public Offering

On April 10, 2006, the Company completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, under the shelf registration statement mentioned in Note 12. In addition, on April 17, 2006, 525,000 additional shares of common stock were sold at the same price pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to the Company after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $135.0 million.

Stock Options

In April 2006, the Company granted incentive stock options to purchase 299,500 shares of the Company’s common stock to employees at an exercise price of $34.13 per share, under the 2004 Incentive Plan.

Acquisition

On April 27, 2006, the Company signed an agreement to acquire an additional 14.1% partnership interest in Orzunil, as discussed in Note 5.

Cash Dividend

On May 9, 2006, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1,423,500 ($0.04 per share) to all holders of the issued and outstanding shares of common stock on May 23, 2006, payable on May 30, 2006.

ITEM 1A.    RISK FACTORS

A comprehensive discussion of our risk factors is included in the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (SEC) on March 28, 2006 and the Prospectus Supplement filed with the SEC on April 5, 2006.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10Q includes ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q, the words ‘‘may’’, ‘‘will’’, ‘‘could’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘estimates’’, ‘‘predicts’’, ‘‘projects’’, ‘‘potential’’, or ‘‘contemplate’’ or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Risk Factors’’, and ‘‘Notes to Condensed Consolidated Financial Statements’’, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere: changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company's business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2005, the Prospectus Supplement filed with the Securities and Exchange Commission on April 5, 2006 and any updates contained herein which may have a significant impact on our business, operating results or financial condition;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2005 and any updates contained herein as well as those set forth in our press releases, reports and other filings made with the SEC.

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

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources. It will also include our investment in power plants producing electricity from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the three months ended March 31, 2006, our Electricity Segment represented approximately 72.5% of our total revenues, while our Products Segment represented approximately 27.5% of our total revenues during such period.

During the three months ended March 31, 2006, total Electricity Segment revenues from the sale of electricity by our wholly owned power plants were $43.7 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project for the three months ended March 31, 2006 were $4.5 million. This additional data is a Non-GAAP financial measure as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view on the scope of our activities. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the three months ended March 31, 2006.

Our Electricity Segment operations are conducted in the United States and throughout the world. We have increased our net ownership interest in generating capacity by 12 MW in the first quarter of 2006 through the acquisition of an additional 50.8% ownership interest in the Zunil project. Since January 1, 2001, we have completed various acquisitions of geothermal power plants with an aggregate acquisition cost, net of cash received, of $519.3 million. We also own or control as well as operate geothermal projects in Guatemala, Kenya, Nicaragua and the Philippines.

Our Products Segment operations are also conducted in the United States and throughout the world. During the three months ended March 31, 2006, revenues attributable to our Products Segment were $16.6 million. We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. During the first quarter of 2006 we recognized revenues of approximately $6.2 million from recovered energy generation (including $3.5 million from related parties) compared to $0 in the same quarter last year.

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

During the three months ended March 31, 2006, our total revenues increased by 11.9% (from $53.9 to $60.3 million), over the same period last year. Revenues from the Electricity Segment increased by 8.1%, and revenues from the Product Segment increased by 23.4%, from the same period last year.

During the three-month periods ended March 31, 2006 and 2005, our U.S. projects generated 484,427 MWh and 473,301 MWh, respectively, which includes our 50% share in the Mammoth project.

Recent Developments

•	On May 9, 2006, we announced that a newly established subsidiary entered into a 20-year power purchase agreement (PPA) with Sierra Pacific Power Company (SPPC), for the sale of energy to be produced from the Galena 3 power plant, which is currently under construction. Under the new PPA, between 15 MW to 25 MW will be delivered from the Galena 3 project to SPPC for a fixed price of $61 MWh, or $58 MWh, assuming the project will be eligible for a production tax credit. These rates escalate at the beginning of each contract year by 1% and include the value of the renewable energy credits. The new PPA is subject to the approval of the Nevada Public Utilities Commission.

•	On April 27, 2006, one of our wholly-owned subsidiaries entered into an agreement to acquire an additional 14.1% (13.67% on a fully diluted basis assuming the exercise of an option by a third party) partnership interest in Orzunil I de Electricidad, Limitada (Orzunil), which owns the Zunil project in Guatemala. When completed, this acquisition will increase our subsidiary’s existing 71.8% ownership interest (69.67% on a fully diluted basis assuming the exercise of an option by a third party) in the Zunil Project to 85.9% (83.3% on a fully diluted basis, assuming the exercise of a option by a third party). The purchase price will be $3.3 million.

•	On April 26, 2006, we received a notice to proceed on an engineering, procurement and construction (EPC) contract to construct a geothermal power plant for the Raft River project in Idaho, for a total sales price of $20.2 million. Construction of the power plant is expected to be completed in the last quarter of 2007.

•	On April 10, 2006, we completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, under the shelf registration statement mentioned below. In addition, on April 17, 2006, 525,000 additional shares of common stock were sold at the same price under to the exercise of the underwriters’ over-allotment option. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $135.0 million.

•	On April 4, 2006, our subsidiary, Ormat Nevada Inc., signed a contract to supply a 10 MW Ormat Energy Converter (OEC) power unit to PacifiCorp Energy. The contract is in the amount of $11.5 million. The existing PacifiCorp plant, to which an additional OEC will be added, uses single-flash technology to produce approximately 23 MW net of power to the grid. That plant utilizes only steam, which is separated from the brine and delivered to the plant, while the brine is reinjected into the ground. Ormat's technology enables recovery of heat from the brine before reinjection and utilizes it to generate 10 MW of additional power in the OEC without additional resource or wells. The OEC power unit will be delivered in the second quarter of 2007 for installation adjacent to the existing plant.

•	On March 13, 2006, one of our wholly owned subsidiaries acquired an additional 50.8% (49.28% on a fully diluted basis assuming the exercise of an option by a third party)

partnership interest in Orzunil I de Electricidad, Limitada (Orzunil), which owns the Zunil project in Guatemala. As a result of this acquisition, our subsidiary increased its then existing 21.0% ownership interest in the Zunil Project to 71.8% (69.67% on a fully diluted basis assuming the exercise of an option by a third party). The purchase price was $14.8 million.

•	On February 13, 2006, one of our wholly owned subsidiaries entered into a $7.7 million agreement with Tauropaki Power Company of New Zealand for the sale of one air-cooled OEC unit. This OEC unit will be used to expand the generating capacity of the existing Mokai geothermal power plant located near Lake Taupo in New Zealand, and is expected to be supplied within 12 months from the contract date.

•	On January 25, 2006, one of our wholly owned subsidiaries, OrSumas LLC, entered into a 20-year power purchase agreement with Puget Sound Energy for the supply of power from a recovered energy generation facility, which will be located adjacent to the Sumas Compressor Station of Northwest Pipeline Inc. in Sumas, Washington State. The facility is expected to begin commercial operations in the fourth quarter of 2007 or the first quarter of 2008 and is expected to have a generating capacity of 5 MW and annual revenues of approximately $2.3 million with a 1% annual escalation.

•	On January 17, 2006, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on January 31, 2006. The shelf registration statement provides us with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of our company, from time to time for a period of three years, in one or more offerings up to a total dollar amount of $1 billion. Under this shelf registration statement, we may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

•	On January 13, 2006, one of our subsidiaries entered into a supply agreement in the amount of $2.4 million with ICQ Energetica s.r.l. in Italy for the supply of OEC systems for REG Plants.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005 and in the first quarter of 2006, our primary activity was the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. As a result, growth in revenues and overall generating capacity was more moderate than the previous two years, which were characterized by significant acquisitions. However, we expect that this investment in organic growth will result in a significant increase in our total generating capacity and a corresponding increase in our consolidated revenues as well as in our operating income attributable to our Electricity Segment in 2006, as compared with 2005.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 22 states and the District of Columbia, including California, Nevada and Hawaii (where we have been the most active in our geothermal development and in which all of our U.S. projects are located). In each of these states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	Outside of the United States, we expect that a variety of governmental initiatives, including the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources, will create new opportunities for the development of new projects as well as create additional markets for our remote power units and other products.

•	We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We are initially targeting the North American market and, thereafter, we intend to leverage our success in that market in order to expand such operations throughout the world. If our expectations regarding the growth in demand for our recovered energy units are not met, we may not be able to generate the revenues we expect from such operations.

•	We expect the revenues from our Products Segment in 2006 to be at least similar to the revenue level we achieved in 2005. In pursuing new orders, we participate in tenders for projects and proposals for installations and identify and monitor markets which utilize or plan to utilize geothermal energy and in which geothermal resources are available. Over the long-term, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business as a percentage of the total revenues from our Products Segment will increase.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	In the last year, competition from the wind-power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Such risks include the ongoing privatization of the electricity industry in the

Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest and strengthening of unions in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain political risk insurance as an attempt to mitigate such risks, such insurance does not provide complete coverage with respect to all such risks.

•	We have experienced recent increases in the cost of raw materials required for our equipment manufacturing activities, which we believe have resulted primarily from increased demand in the Chinese market for such raw materials, and increases in the cost to transport our products. Additionally, we have experienced an increase in drilling costs and a shortage in drilling equipment, which we believe is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs, particularly in the United States, due to rising prices attendant to a significant increase in activities in the construction industry. An increase in such costs may have an adverse effect on our financial condition and results of operations.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’ of 1.9 cents per kWh. It may be claimed on the electricity output of new geothermal power plants put into service during a ‘‘window period’’ that runs from October 23, 2004 through December 31, 2007. The window had been scheduled to close at the end of 2005, but the new act extended it. Credit may be claimed for five years on the output from any new geothermal power plants put into service during the first part of the window period from October 23, 2004 to August 8, 2005. Plants put into service during the remainder of the ‘‘window period’’ qualify for 10 years of tax credits. Production tax credits may improve our financial results. We, as the owner of any project that would be put in service during the remainder of this ‘‘window period’’, would have to choose between this production tax credit and a 10% investment tax credit. Some of our power purchase agreements allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

•	The Energy Policy Act of 2005 authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which has a contract with Sierra Pacific Power Company that expires in 2006) are long-term. FERC has recently proposed to eliminate the utility's purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the proposed rulemaking, FERC expressly noted that the California Independent System Operator (CAISO) has the right to file an application to seek relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

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

The lease income related to the Puna refinancing, which is accounted for as an operating lease transaction, is included as a separate line item in our Electricity Segment revenues (See ‘‘— Letters of Credit and Off Balance Sheet Arrangements’’). We analyze such revenue on a combined basis with other revenues in our Electricity Segment for management purposes.

As required by Emerging Issues Task Force Issue (EITF) No. 01-8, Determining Whether an Arrangement Contains a Lease, our power purchase agreements that contain a lease element are accounted for as leases. Accordingly, revenues related to the lease element of the agreements are presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy presented as ‘‘energy and capacity’’ revenue in our consolidated financial statements.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Revenues
Electricity Segment	$43,733	$40,452	72.5%	75.1%
Products Segment	16,588	13,444	27.5	24.9
Total	$60,321	$53,896	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended March 31, 2006, 86.9% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 86.2% for the same period in 2005. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
	(in thousands)
United States	$38,015	$34,860	86.9%	86.2%
Foreign	5,718	5,592	13.1	13.8
Total	$43,733	$40,452	100.0%	100.0%

Historically, revenues attributable to our Products Segment, after giving effect to the elimination of intercompany transactions, have been derived primarily from outside of the United States, which is reflective of the historical demand in the United States described elsewhere in this quarterly report. Since 2003, we have begun to generate revenues attributable to our Products Segment in the United States as well. However, as a result of the fluctuation and unpredictability of the revenues attributable to our Products Segment and the impact that a few sales or engineering, procurement and construction (EPC) contracts can have on the geographic distribution of such revenues, the geographical distribution of such revenues may not be indicative of any developing trends or of our future results.

Seasonality

The demand for the electricity generated by our domestic projects and the prices paid for such electricity pursuant to our power purchase agreements are subject to seasonal variations. The demand for electricity from the Heber 1 and 2 projects, the Mammoth project and the Ormesa project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variations in Nevada. The demand for electricity from the Puna project is balanced due to the equatorial temperature in Hawaii (with less pronounced temperature variations during the year). In California, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes in prices during the year payable pursuant to our power purchase agreements for the Puna project and the Nevada projects. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by our main power purchaser in California in the summer months, as a result of the increase in demand and in prices, have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

Breakdown of Expenses

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as salaries, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts and third-party services, are not incurred on a regular basis, which results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna refinancing is included as a separate line item in our Electricity Segment cost of revenues (See ‘‘— Letters of Credit and Off Balance Sheet Arrangements’’). We analyze such cost on a combined basis with other cost of revenues in our Electricity Segment for management purposes.

Payments made to government agencies and private entities as compensation for the use of the relevant geothermal resources and site leases where plants are located are included in cost of revenues.

Royalty payments are payments made as compensation for the right to use certain geothermal resources and are included as a component of operating expenses in cost of revenues, and are paid as a percentage of the revenues derived from the associated geothermal resources. For the three months ended March 31, 2006, royalties were approximately 4.5% of the electricity revenues.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of March 31, 2006 decreased to $28.2 million from $70.5 million as of December 31, 2005, principally due to the combination of the funding of capital expenditures and repayment of long-term debt to our parent and to third parties, offset by an increase of $23.9 million in cash flows from operating activities.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section in our annual report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements

Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued the revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payments, which we refer to as SFAS No. 123R and which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and requires instead that such transactions be accounted for using the grant date fair value based method. SFAS 123R is applicable to us for the fiscal year ending December 31, 2006. SFAS No. 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after such date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

The cumulative effect of our adoption of SFAS No. 123R as of its adoption date by us (January 1, 2006), based on the awards outstanding as of December 31, 2005 is not material. We apply the modified prospective application transition method, as permitted thereunder. Under such transition method, upon the adoption of SFAS No. 123R on January 1, 2006, our consolidated financial statements for periods prior to the effective date have not been restated.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs – an amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and applicable to our fiscal year ending December 31, 2006. The provisions of SFAS No. 151 shall be applied prospectively. The adoption by us of SFAS No. 151 effective January 1, 2006, did not have any impact on our results of operations and financial position.

Accounting Changes and Error Corrections

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (January 1, 2006 for us). The adoption by us of SFAS No. 154, effective January 1, 2006, did not have any impact on our results of operations and financial position.

Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited     Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF Issue No.04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for us), for all other limited partnerships. The adoption by us of EITF Issue No. 04-5, effective January 1, 2006, did not have any impact on our consolidated financial statements.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity's first year that begins after September 2006 (January 1, 2007 for us). We do not expect SFAS No. 155 to have a material impact on our results of operations and financial position in future periods.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects, and (ii) fluctuation in revenues of our Products Segment.

	Three Months Ended March 31,
	2006	2005
	(In thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$43,733	$40,452
Products Segment	16,588	13,444
	60,321	53,896
Cost of revenues:
Electricity Segment	26,867	23,612
Products Segment	10,532	10,683
	37,399	34,295
Gross margin:
Electricity Segment	16,866	16,840
Products Segment	6,056	2,761
	22,922	19,601
Operating expenses:
Research and development expenses	773	380
Selling and marketing expenses	2,695	2,208
General and administrative expenses	4,684	3,627
Operating income	14,770	13,386

Other income (expense):
Interest income	1,115	810
Interest expense	(7,453)	(10,298)
Foreign currency translation and transaction losses	(8)	(83)
Other non-operating income	103	40
Income before income taxes and equity in income of investees	8,527	3,855
Income tax provision	(1,914)	(1,480)
Equity in income of investees	1,279	1,533
Net income	$7,892	$3,908
Earnings per share – basic and diluted	$0.25	$0.12
Weighted average number of shares used in computation of earnings per share:
Basic	31,563	31,563
Diluted	31,697	31,572

	Three Months Ended March 31,
	2006	2005
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	72.5%	75.1%
Products Segment	27.5	24.9
	100.0	100.0
Cost of revenues:
Electricity Segment	61.4	58.4
Products Segment	63.5	79.5
	62.0	63.6
Gross margin:
Electricity Segment	38.6	41.6
Products Segment	36.5	20.5
	38.0	36.4
Operating expenses:
Research and development expenses	1.3	0.7
Selling and marketing expenses	4.5	4.1
General and administrative expenses	7.8	6.7
Operating income	24.5	24.8

Other income (expense):
Interest income	1.8	1.5
Interest expense	(12.4)	(19.1)
Foreign currency translation and transaction losses	0.0	(0.2)
Other non-operating income	0.2	0.1
Income before income taxes and equity in income of investees	14.1	7.2
Income tax provision	(3.2)	(2.7)
Equity in income of investees	2.1	2.8
Net income	13.1%	7.3%

Comparison of the Three Months Ended March 31, 2006 and the Three Months Ended March 31, 2005

Total Revenues

Total revenues for the three months ended March 31, 2006 were $60.3 million, as compared with $53.9 million for the three months ended March 31, 2005, which represented a 11.9% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 8.1% and 23.4%, respectively, over the same period in 2005.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended March 31, 2006 were $43.7 million, as compared with $40.5 million for the three months ended March 31, 2005, which represented an 8.1% increase in such revenues. This increase is primarily attributable to the Puna project, whose revenues increased by $3.2 million mainly due to higher energy rates and by $0.7 million due to lease income resulting from the Puna refinancing. In addition, an increase of $0.8 million for the three months ended March 31, 2006, in the revenues from the Steamboat Complex as a result of the addition of the Burdette Project, whose construction was completed in November 2005 and commercial operation was declared on February 28, 2006. This increase was partially offset by a $0.6 million decrease due to lower availability of the well field at the Ormesa project, and a $0.8 million decrease in the Heber project primarily due to a decrease in the "adder" (additional energy rate paid under the Heber 2 power purchase agreement).

Products Segment

Revenues attributable to our Products Segment for the three months ended March 31, 2006 were $16.6 million, as compared with $13.4 million for the three months ended March 31, 2005, which represented a 23.4% increase in such revenues. This increase of $3.2 million in the three months ended March 31, 2006 is principally attributable to the usual quarterly fluctuations in the revenues generated from our Products Segment.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2006 was $37.4 million, as compared with $34.3 million for the three months ended March 31, 2005, which represented a 9.1% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2006 and the three months ended March 31, 2005 were 62.0% and 63.6%, respectively. The decrease in percentage is principally attributable to the increased revenues in the Products Segment during the first quarter of 2006, as compared with the first quarter of 2005.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2006 was $26.9 million, as compared with $23.6 million for the three months ended March 31, 2005, which represented a 13.8% increase in total cost of revenues for such segment. This increase is primarily related to the Puna project due to a lease expense of $1.3 million and additional costs of $1.1 million such as royalties and depreciation as a result of the increase in the revenues and the additional investments in the project completed at the end of 2005. Also, we had an increase of approximately $0.6 million in cost of revenues for the three months ended March 31, 2006, attributable to the Steamboat Complex, comprised mainly of depreciation and additional royalties related to the Burdette plant, which was added to the Steamboat Complex in November 2005. The remaining $0.3 million relates to major maintenance in our projects, which are performed in the ordinary course of business. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2006 (61.4%) was higher than the percentage for the three months ended March 31, 2005 (58.4%). Such 3.0% increase is primarily due to the lease expense related to Puna, as well as the decrease in revenues from the Heber and Ormesa projects, as described above.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended March 31, 2006 was $10.5 million, as compared with $10.7 million for the three months ended March 31, 2005, which represented a 1.4% decrease in total cost of revenues related to such segment. Such $0.2 million decrease in total cost of revenues for the three months ended March 31, 2006 resulted from a different product mix, as compared with the corresponding period in 2005. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the three months ended March 31, 2006 was 63.5% compared with 79.5% for the three months ended March 31, 2005. Such 16.0% decrease was primarily attributable to a 23.4% increase in our Products Segment revenues and due to a different product mix, while the fixed portion of our cost of product revenues, such as salaries, depreciation, expenses related to maintaining operations, utilities and property expenses, remained constant.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2006 were $0.8 million, as compared with $0.4 million for the three months ended March 31, 2005, which represented a 103.4% increase. Such increase reflects fluctuations in the period in which actual expenses were incurred and includes also an increase in research and development activities related to geothermal resource drillings. Grants received from the U.S. Department of Energy were offset against the related research and development expenses. Such grants amounted to $0.2 million and $0 during the three-month periods ended March 31, 2006 and 2005, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2006 were $2.7 million, as compared with $2.2 million for the three months ended March 31, 2005, which represented a 22.1% increase in selling and marketing expenses due primarily to the increase in revenues in our Products Segment. Selling and marketing expenses for the three months ended March 31, 2006 constituted 4.5% of total revenues for such period, as compared with 4.1% for the three months ended March 31, 2005. Such increase is principally attributable to an increase in commissions and delivery costs relating to the Products Segment offset by the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 were $4.7 million, as compared with $3.6 million for the three months ended March 31, 2005, which represented a 29.1% increase in general and administrative expenses. Such increase was principally attributable to an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange. General and administrative expenses for the three-month period ended March 31, 2006 included costs related to the implementation for the first time of internal controls and procedures required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses for the three months ended March 31, 2006 increased to 7.8% of total revenues for such period, from 6.7% for the three months ended March 31, 2005.

Interest Expense

Interest expense for the three months ended March 31, 2006 was $7.5 million, as compared with $10.3 million for the three months ended March 31, 2005, which represented a 27.6% decrease in such interest expense. The main reasons for such $2.8 million decrease are: (i) a $1.9 million interest capitalized to projects due to the higher volume of construction in this quarter compared with $0.4 million in the same period last year, (ii) a $0.6 million decrease in interest expenses to our Parent, and (iii) a $0.6 million decrease due to the issuance of the OrCal Senior Secured Notes on December 2005, which refinanced the Beal Bank loan with a lower interest rate. The interest rate of the Beal Bank Loan was LIBOR+5.125% while the interest rate of OrCal Senior Secured Notes is 6.21% and the effective interest rate is 5.75%.

Income Taxes

Income taxes for the three months ended March 31, 2006 and 2005 were $1.9 million and $1.5 million, respectively. The effective tax rates for the three months ended March 31, 2006 and 2005 were 22.4% and 38.4%, respectively. Our effective tax rate decreased in the three months ended March 31, 2006 compared with the same period last year due to (i) a decrease of 3% in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.4 million; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006 to Ormat Systems according to which Ormat Systems was subject to lower income tax rates effective as of January 1, 2004, which resulted in a tax benefit of $0.6 million; and (iii) a production tax credit of $0.3 million in respect of our Burdette plant.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended March 31, 2006 was $1.3 million, as compared with $1.5 million for the three months ended March 31, 2005. Such decrease of $0.2 million was principally attributable to the shut down of the Zunil project due to the damage from a hurricane.

Net Income

Net income for the three months ended March 31, 2006 was $7.9 million, as compared with $3.9 million for the three months ended March 31, 2005, which represented a 101.9% increase. Net income as a percentage of our total revenues for the three months ended March 31, 2006 was 13.1%, as compared with 7.3% for the three months ended March 31, 2005. Such increase in net income was principally attributable to a $3.3 million increase in gross margin primarily due to the increase in total revenues, and a decrease in our net interest expense of $3.2 million, offset by a decrease of $0.3 million in equity in income of investees, a $1.9 million increase in operating expenses and a $0.4 million increase in our income tax provision.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of the revised Statement of Financial Accounting Standards (SFAS) No. 123, Share-Based Payment (SFAS No. 123R), using the modified prospective application transition method, which establishes accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments SFAS No. 123R eliminates the ability to account for employee share based payment transactions using APB No. 25 and related interpretations and requires that such transactions be accounted for using the grant date fair value based method. SFAS No. 123R applies to all awards granted or modified after January 1, 2006 (the effective date). In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after such date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. We previously applied APB No. 25 and related interpretations and provided pro forma disclosure of SFAS No. 123.

During the three months ended March 31, 2006, we recorded stock-based compensation related to stock options of $0.2 million.  As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $0.6 million and will be recognized over an estimated weighted average amortization period of 1.8 years.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been derived from cash from operations, proceeds from parent company loans, third party debt in the form of borrowing under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes, project financing (including leases) and the issuance of our common stock in public offerings. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs. Our management believes that the outstanding cash, cash equivalents, marketable securities and cash generated from our operations will address our liquidity and other investment requirements.

On April 10, 2006, we completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, pursuant to the abovementioned shelf registration statement. In addition, 525,000 shares were sold pursuant to the exercise of the underwriters' over-allotment option. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $135.0 million.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (the parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries' average effective cost of funds plus 0.3% percent in dollars, which represented a rate of 7.5% for the advances made during 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of March 31, 2006, the outstanding balance of the loan was approximately $114.1 million compared to $121.1 million, as of December 31, 2005.

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

OrCal Geothermal Senior Secured Notes – Non-Recourse

On December 8, 2005, OrCal Geothermal Inc., one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. We received net cash proceeds of approximately $161.1 million. Issuance costs of approximately $3.9 million have been included in deferred financing costs in the balance sheets. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that will commence on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance proceeds, and are fully and unconditionally guaranteed by all of the wholly-owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2006, there were $165.0 million of OrCal Senior Secured Notes outstanding.

Ormat Funding. Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes are collateralized by substantially all of the assets of Ormat Funding and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of Ormat Funding, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of Ormat Funding and its subsidiaries. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends.

A registration statement on Form S-4 relating to the OFC Senior Secured Notes was filed with and declared effective by the Securities and Exchange Commission on February 9, 2005. On March 16, 2005, we exchanged these unregistered notes for senior secured notes with substantially identical terms that have been registered under the Securities Act of 1933, as amended. As of March 31, 2006, there were $183.4 million of OFC Senior Secured Notes outstanding.

On April 26, 2006, OFC successfully consummated a consent solicitation relating to the OFC Senior Secured Notes that was launched on April 17, 2006. On that same date, OFC executed a supplement to the Indenture governing the OFC Senior Secured Notes to amend and/ or waive certain provisions in the Indenture dealing with public reporting and information requirements of OFC. On May 1, 2006, OFC filed with the SEC a Form 15 notification of the suspension of its obligation to file reports with the SEC under the Securities Act of 1934.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) – Non-Recourse

Orzunil, a 71.8% owned subsidiary of the Company, has senior loan agreements with IFC and CDC, which are minority shareholders of Orzunil. The first loan from IFC, of which $7.7 million was outstanding as of March 31, 2006, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, of which $5.6 million was outstanding as of March 31, 2006, has a fixed annual interest rate of 11.73%, and matures on May 15, 2008. The loan from CDC, of which $9.9 million was outstanding as of March 31, 2006, has a fixed annual interest rate of 10.3%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on distribution to its shareholders.

Junior Subordinated Loans from IFC and CDC – Non-Recourse

Orzunil has in junior subordinated loans with IFC and CDC, of which $0.4 million was outstanding as of March 31, 2006. The loans are uncollateralized and non-interest bearing and shall be repaid once subordinated loans granted to Orzunil by us are repaid.

Other Limited and Non-Recourse Debt

The Bank Hapoalim project finance debt, of which $13.4 million was outstanding as of March 31, 2006, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $ 7.6 million was outstanding as of March 31, 2006, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

New financing of our projects

Financing of the Amatitlan Project

We currently intend to finance the construction cost of the Amatitlan project in the second half of 2006. In connection with such financing, we signed a mandate letter with a local bank in Guatemala to obtain a construction loan with a term of up to two-years and a 10-year term loan in the total amount of approximately $41.0 million.

Financing of Phase II of Olkaria III Project

We are currently negotiating the financing of the Olkaria III project. In connection with such financing, we signed a mandate letter with a financial institution to arrange a long-term loan.

Full-Recourse Debt

Our full-recourse third party debt includes an $8 million medium term loan from Bank Hapoalim, of which $3.0 million was outstanding as of March 31, 2006, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

In connection with our acquisition through Ormat Systems Ltd. of the power generation business from our parent, we entered into certain agreements of which only those with each of Bank Hapoalim, Bank Leumi and Mizrahi Tefahot Bank remain. Under these agreements, in exchange for such banks’ release of our parent’s guarantee and a release of their security interest over the assets of our subsidiary, Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we and Ormat Systems have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of March 31, 2006, one letter of credit with a stated amount of $11.5 million has been issued under this credit agreement.

Our management believes that as of March 31, 2006, we were in compliance with our covenants with respect to all of our third-party debt.

Letters of Credit and Off-balance Sheet Arrangements

As described above under ‘‘Full-Recourse Debt’’, on February 15, 2006, our subsidiary Ormat Nevada Inc. entered into a credit agreement with Union Bank of California.

On June 30, 2004, our subsidiary, Ormat Nevada, entered into a Letter of Credit Agreement with Hudson United Bank, pursuant to which Hudson United Bank agreed to issue one or more letters of credit in an aggregate face amount of up to $15.0 million. As of March 31, 2006 and December 31, 2005, no letters of credit were outstanding under the Letter of Credit Agreement. Under this Letter of Credit Agreement, in the event that the bank is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at one-month LIBOR plus 4.0%, and matures on the next expiration date of the Letter of Credit Agreement. There are various restrictive covenants under the Letter of Credit Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. Initially, our parent, Ormat Industries, was the obligor in respect of any reimbursement obligation on such letters of credit and we paid our parent a guarantee fee and were responsible to reimburse our parent for any draw under these letters of credit. In connection with the acquisition transaction of the power generation business by Ormat Systems from our parent, we have assumed such letters of credit and are now the direct obligor of Bank Hapoalim on such letters of credit. As of March 31, 2006, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $19.5 million and $8.9 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $17.0 million and $8.5 million, respectively. Out of these amounts, letters of credits totaling $4.1 million from Bank Leumi, have been obtained by our parent and issued on our behalf.

As of the date hereof, we have not had a draw presented against any letter of credit issued or provided on our behalf.

Our management believes that as of March 31, 2006 we were in compliance with our covenants with respect to letters of credit and off balance sheet arrangements.

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

Dividend

The following are the dividends declared by the Company following its initial public offering:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
March 22, 2005	$0.03	April 4, 2005	April 18, 2005
May 10, 2005	$0.03	May 23, 2005	June 6, 2005
August 11, 2005	$0.03	August 22, 2005	September 1, 2005
November 9, 2005	$0.03	November 29, 2005	December 6, 2005
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Three Months ended March 31, 2006
	2006	2005
	(in thousands)
Net cash provided by operating activities	$23,855	$22,524
Net cash used in investing activities	(19,822)	30,074
Net cash provided by financing activities	(11,915)	(44,901)
Net increase (decrease) in cash and cash equivalents	$(7,882)	$7,697

For the Three Months Ended March 31, 2006

Net cash provided by operating activities for the three months ended March 31, 2006 was $23.9 million, as compared with net cash provided by operating activities of $22.5 million for the three months ended March 31, 2005. Such net increase of $1.3 million resulted primarily from an increase in the operating activities as a result of additional revenues being generated from the Puna Project due mainly to higher energy rates, additional revenues being generated from the Steamboat Complex, as a result of the completion of the Burdette plant, declared commercial operation on February 28, 2006. This increase was offset mainly by an increase of $6.8 million in accounts payable and accrued expenses for the three months ended March 31, 2006 as compared with an increase of $15.2 million for the three months ended March 31, 2005 due to the timing of payments to suppliers and service providers.

Net cash used in investing activities for the three months ended March 31, 2006 was $19.8 million, as compared with $30.1 million provided by investing activities for the three months ended March 31, 2005. The principal factors that affected our cash flow used in investing activities during the first quarter of 2006 were capital expenditures of $39.7 million primarily for our power facilities under construction and $15.4 million used in the acquisition of additional 50.8% of the Zunil project in Guatemala. Such cash used in investing activities was offset by a decrease of $34.5 million in marketable securities. The principal factors that affected the cash flow used in investing activities for the three months ended March 31 2005 were capital expenditures of $19.2 million primarily for our power facilities under construction offset by a decrease of $60.1 million in marketable securities.

Net cash used in financing activities for the three months ended March 31, 2006 was $11.9 million, as compared with $44.9 million used in financing activities for the three months ended March 31, 2005. The principal factors that affected the cash flow used in financing activities during the three months ended March 31, 2006 were the repayment of short-term bank credit in the amount of $4.0 million and the repayment of debt to our parent in the amount of $7.0 million. The principal factors that affected the cash flow used in financing activities for the three months ended March 31 2005 were the repayment of short-term and long-term debt in the amount of $24.1 million, the repayment of debt to our parent in the amount of $16.4 million and the payment of dividends to our parent in the amount of $2.5 million.

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

Mammoth Project.    Mammoth-Pacific, L.P. completed the drilling activities at the Mammoth project, which we believe will result in an increase in the output of the project by 4 MW. The new wells will be connected to the plant during 2006, depending on weather conditions. We have a 50% equity holding in Mammoth-Pacific L.P.

Heber Complex.    In connection with the Heber 1 and 2 projects and the Gould plant (the plant under construction in the Heber Complex), we are currently in the final stage of a program consisting of geothermal field optimization, the drilling of an additional well and the addition of OEC units at the Heber projects in order to increase the generating capacity of the Heber 1 and 2 projects by an estimated 16 MW. Equipment manufacturing and well drilling were completed and site construction is in its final stage. Out of the additional capacity, 10 MW will be sold under a power purchase agreement with SCPPA, which was signed on December 8, 2005. The SCPPA power purchase agreement has a term of 25 years and provides for the sale and purchase of 10 MW of energy for a fixed price of $57.50/MWh, which will escalate annually at a rate of 1.5%. Out of the 10 MW, we are currently delivering 4MW and we expect to begin delivering the additional 6 MW in the second quarter of 2006. An additional 3 MW of capacity was added to the Heber Complex and replaced power for auxiliary purposes and the remaining increased capacity of 3 MW will be sold under the Heber 1 existing power purchase agreements with Southern California Edison.

Ormesa Project.    In connection with the Ormesa project, we completed the drilling of four additional wells and their connection to the power plant will be completed in the second quarter of 2006. We plan to add additional OEC units, replace existing units and convert some of the existing production wells to injection wells in order to implement an optimization plan for the well field and increase the output of the project by an estimated 10 MW. We estimate that such enhancements will be completed by the end of the fourth quarter of 2006. We are currently in negotiations with Southern California Edison for the sale of an additional 10 MW.

Desert Peak 2 Project.    In connection with the Desert Peak 2 project, which is expected to produce a total of approximately 15 MW and be completed during the second quarter of 2006, we completed the construction of the associated power plant and the power plant is currently in commissioning stage.

Galena 2 Project (formerly Desert Peak 3 Project).    In connection with the Galena 2 project, we plan to construct a power plant in the Steamboat complex, which will supply electricity under the Galena 2 power purchase agreement. We completed the drilling of the wells. We estimate that the construction of the Galena 2 project will be completed by the end of 2006.

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

Imperial Valley.    In connection with the Imperial Valley project, we are currently developing a 10 MW power plant, which will be located in the Heber known geothermal resource area. The construction activity is expected to include the drilling of production and injection wells and the construction of an OEC unit. We expect the construction to be completed in 2007.

In addition to the above projects, we plan to start other construction and enhancement of additional projects, including exploration work, for a total amount of approximately $15 million.

Below is a table, which summarizes the estimated investments for the projects listed above (in millions):

Project Name	Estimated Investment	Invested as of March 31, 2006	Balance
Mammoth (our 50% share)	$4.2	$2.0	$2.2
Heber Complex	37.2	27.5	9.7
Ormesa	44.6	20.3	24.3
Desert Peak 2	36.7	36.0	0.7
Galena 2	25.4	8.2	17.2
Amatitlan	31.0	21.6	9.4
OREG 1	36.5	19.5	17.0
OrSumas	11.0	—	11.0
Steamboat Hills	10.0	1.1	8.9
Puna	10.3	0.2	10.1
Momotombo	5.0	—	5.0
Others	15.0	—	15.0
Total	$266.0	$136.4	$130.5
Phase II of Olkaria III	$60.0 to $80.0
Imperial Valley	Not yet finalized

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

As of March 31, 2006, 97.0% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility. As of such date, 3.0% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of March 31, 2006, $16.4 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the new Israeli shekel (NIS). Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary's ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary's overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can arise when the currency-denomination of a particular contract is not the U.S. dollar. All of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contacts from time to time contemplate costs which are incurred in local currencies. For example, in February 2005 we signed a contract in the amount of approximately $25.3 million for construction of a power plant which is denominated in Euros. A substantial portion of such contract will be matched by costs denominated in Euros. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. In the past, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits and Auctioned Rate Securities, which we refer to as PARS (deposits of entities with a minimum investment grade rating of AA (by Standard & Poor's Ratings Services).

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Sierra Pacific Power Company, Southern California Edison, Hawaii Electric Light Company, Kenya Power and Lighting Co. Ltd. and two electric distribution companies, which are assignees of Empresa Nicaraguense de Electricidad. In addition, our unconsolidated subsidiary in the Philippines, which we account for separately under the equity method of accounting, sells electricity to PNOC-Energy Development Corporation. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 27.5% and 33.4% of our total revenues for the three months ended March 31, 2006 and 2005, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 16.3% and 16.9% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.

Hawaii Electric Light Company accounts for 18.1% and 14.3% of our total revenues for the three months ended March 31, 2006, respectively.

The two electric distribution companies, which are assignees of Empresa Nicaraguense de Electricidad, accounted for 5.2% and 5.7% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.

Kenya Power & Lighting Co. Ltd. accounted for 4.3% and 4.7% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.

Government Grants and Tax Benefits

Our subsidiary, Ormat Systems, received from Israel’s Investment Center ‘‘Approved Enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. One such approval was received in 1996 and the other was received in May 2004. In respect of the approval from 1996, Ormat Systems has utilized all the tax benefits it was entitled to. Recently, due to a broad legislative amendment in the Investment Law, Ormat Systems replaced the certificate approval received in May 2004 from Israel’s Investment Center with a ruling from the Israeli Tax Authorities. The ruling was obtained in April 2006. By replacing the approval with a ruling, Ormat Systems maximized the tax benefits it is entitled to under the Investment Law. As an Approved Enterprise and according to the ruling, Ormat Systems is exempt from Israeli income taxes with respect to income derived from the approved investment for the years 2004 and 2005 and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions set forth in the ruling, including among other things, that all transactions between Ormat Systems and our affiliates are at arms length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits.

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

We incorporate by reference the information appearing under ‘‘Exposure to Market Risks’’ and ‘‘Concentration of Credit Risk’’ in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC's rules and instructions for Form 10-Q.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first three months of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the first three months of fiscal year 2006 from those previously reported in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2005.

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

There were no unregistered sales of equity securities of the Company during the first fiscal quarter of 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ending on March 31, 2006.

On May 9, 2006, we held our Annual Meeting of Stockholders. The three directors whose terms expired at the meeting, Yehudit Bronicki, Jacob J. Worenklein and Elon Kohlberg, were re-elected by vote of the stockholders at such meeting. In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditor for fiscal year 2006.

The result of the votes are as follows:

Prosposal	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Vote
Election of Director Yehudit Bronicki	28,237,962	1,207,914	N/A	N/A
Election of Director Jacob J. Worenklein	29,390,357	55,519	N/A	N/A
Election of Director Elon Kohlberg	29,405,867	40,009	N/A	N/A
Ratification of Appointment of PricewaterhouseCoopers LLP	29,416,950	26,147	2,778	-0-

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.6	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.13	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.14	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.15	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12	Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit No.	Document
10.13	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.14	Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.15	Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: May 9, 2006	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

(c)	EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.6	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.7	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
10.1.14	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.15	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12	Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.13	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.14	Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.15	Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.