Form 10-Q
period 2006-06-30
ORMAT TECHNOLOGIES, INC.
filed 2006-08-07
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to ‘‘Ormat’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’,’’our company’’, ‘‘Ormat Technologies’’ or ‘‘our’’ refer to Ormat Technologies, Inc. and its consolidated subsidiaries. The ‘‘OFC Senior Secured Notes’’ refers to the 8¼% Senior Secured Notes due 2020 that were issued in February 2004 by our subsidiary, Ormat Funding Corp. The ‘‘OrCal Senior Secured Notes’’ refers to the 6.21% Senior Secured Notes due 2020 that were issued in December 2005 by our subsidiary, OrCal Geothermal Inc.

PART I — FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,736	$26,976
Marketable securities	83,823	43,560
Restricted cash, cash equivalents and marketable securities	36,126	36,732
Receivables:
Trade	36,879	33,515
Related entities	1,642	524
Other	2,620	2,629
Inventories, net	5,117	5,224
Costs and estimated earnings in excess of billings on uncompleted contracts	2,493	8,883
Deferred income taxes	4,246	1,663
Prepaid expenses and other	5,397	3,256
Total current assets	203,079	162,962
Unconsolidated investments	38,189	47,235
Deposits and other	14,386	13,489
Deferred income taxes	7,108	5,376
Property, plant and equipment, net	594,732	491,835
Construction-in-process	132,443	128,256
Deferred financing and lease costs, net	16,862	17,412
Intangible assets, net	46,505	47,915
Total assets	$1,053,304	$914,480
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank credit	$—	$3,996
Accounts payable and accrued expenses	44,008	50,048
Billings in excess of costs and estimated earnings on uncompleted contracts	9,827	12,657
Current portion of long-term debt:
Limited and non-recourse	8,503	2,888
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	24,091	23,754
Due to Parent, including current portion of notes payable to Parent	31,181	32,003
Total current liabilities	118,610	126,346
Long-term debt, net of current portion:
Limited and non-recourse	26,560	11,252
Full recourse	1,000	2,000
Senior secured notes (non-recourse)	315,280	324,645
Notes payable to Parent, net of current portion	123,572	140,162
Other liabilities	—	1,309
Deferred lease income	80,226	81,569
Deferred income taxes	25,758	22,004
Liabilities for severance pay	12,668	11,409
Asset retirement obligation	12,578	11,461
Total liabilities	716,252	732,157
Minority interest in net assets of subsidiaries	5,373	64
Commitments and contingencies (Notes 5, 6 and 10)
Stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 35,587,496 and 31,562,496 shares issued and outstanding, respectively	35	31
Additional paid-in capital	259,545	124,008
Unearned stock-based compensation	—	(153)
Retained earnings	69,741	55,824
Accumulated other comprehensive income	2,358	2,549
Total stockholders' equity	331,679	182,259
Total liabilities and stockholders' equity	$1,053,304	$914,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Electricity:
Energy and capacity	$28,857	$25,457	$54,022	$49,966
Lease portion of energy and capacity	19,238	16,650	37,135	32,593
Lease income	672	287	1,343	287
Total electricity	48,767	42,394	92,500	82,846
Products:
Related party	—	604	3,503	604
Other	15,319	13,027	28,404	26,471
Total products	15,319	13,631	31,907	27,075
Total revenues	64,086	56,025	124,407	109,921
Cost of revenues:
Electricity:
Energy and capacity	20,368	19,782	37,542	36,055
Lease portion of energy and capacity	9,258	7,394	17,640	14,733
Lease expense	1,310	615	2,621	615
Total electricity	30,936	27,791	57,803	51,403
Products	9,580	11,427	20,112	22,110
Total cost of revenues	40,516	39,218	77,915	73,513
Gross margin	23,570	16,807	46,492	36,408
Operating expenses:
Research and development expenses	890	714	1,663	1,094
Selling and marketing expenses	2,826	1,651	5,521	3,859
General and administrative expenses	4,404	2,975	9,088	6,602
Operating income	15,450	11,467	30,220	24,853
Other income (expense):
Interest income	2,347	1,075	3,462	1,885
Interest expense:
Parent	(2,135)	(2,487)	(4,361)	(5,262)
Other	(7,645)	(8,127)	(14,875)	(16,169)
Less – amount capitalized	2,039	1,112	4,042	1,631
Foreign currency translation and transaction gains (losses)	(69)	39	(77)	(44)
Other non-operating income	204	72	307	112
Income before income taxes, minority interest, and equity in income of investees	10,191	3,151	18,718	7,006
Income tax provision	(2,156)	(1,154)	(4,070)	(2,634)
Minority interest in earnings of subsidiaries	(571)	—	(571)	—
Equity in income of investees	931	2,097	2,210	3,630
Net income	8,395	4,094	16,287	8,002
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gain in respect of derivative instruments designated for cash flow hedge	(91)	(828)	(181)	(574)
Change in unrealized gains or losses on marketable securities available-for-sale	(128)	(27)	(10)	35
Comprehensive income	$8,176	$3,239	$16,096	$7,463
Earnings per share – basic and diluted	$0.24	$0.13	$0.49	$0.25
Weighted average number of shares used in computation of earnings per share:
Basic	35,105	31,563	33,343	31,563
Diluted	35,254	31,579	33,475	31,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except per share data)
Balance at December 31, 2005	31,563	$31	$124,008	$(153)	$55,824	$2,549	$182,259
Reversal of deferred stock based compensation	—	—	(153)	153	—	—	—
Share based compensation	—	—	641	—	—	—	641
Cash dividend declared, $0.07 per share	—	—	—	—	(2,370)	—	(2,370)
Issuance of shares of common stock in a follow-on public offering	4,025	4	135,049				135,053
Net income	—	—	—	—	16,287	—	16,287
Other comprehensive income, net of related taxes:
Amortization of unrealized gain in respect of derivative instruments, net of related tax benefit	—	—	—	—	—	(181)	(181)
Change in unrealized gains or losses on marketable securities available-for-sale, net of related tax	—	—	—	—	—	(10)	(10)
Balance at June 30, 2006	35,588	$35	$259,545	$—	$69,741	$2,358	$331,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$16,287	$8,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,763	18,264
Accretion of asset retirment obligation	462	380
Share-based compensation	641	—
Amortization of deferred lease income	(1,343)	(287)
Minority interest in earnings of subsidiaries	571	—
Equity in income of investees	(2,210)	(3,630)
Distributions from unconsolidated investments	2,039	3,187
Unrealized gain in respect of derivative instruments, net	(301)	—
Loss (gain) on severace pay fund asset	(380)	152
Deferred income tax benefit	(556)	(221)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(2,077)	(8,761)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,390	(293)
Inventories	107	(3,095)
Prepaid expenses and other	(2,059)	236
Deposits and other	50	(410)
Accounts payable and accrued expenses	(5,682)	7,154
Due from/to related entities, net	(1,372)	1,550
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,830)	4,705
Other liabilities	(20)	(40)
Proceeds from operating lease transaction	—	78,600
Deferred lease transaction costs	—	(3,272)
Liability for severance pay	1,259	707
Due to Parent	(812)	—
Net cash provided by operating activities	28,927	102,928
Cash flows from investing activities:
Distributions from unconsolidated investments	2,000	1,020
Marketable securities, net	(40,251)	31,455
Net change in restricted cash, cash equivalents and marketable securities	4,010	(20,828)
Capital expenditures	(80,015)	(48,773)
Cash paid for acquisitions, net of cash received	(15,362)	—
Increase in severance pay fund asset, net	(266)	(224)
Repayment from unconsolidated investment	62	441
Net cash used in investing activities	(129,822)	(36,909)
Cash flows from financing activities:
Due to Parent, net	(16,600)	(19,622)
Repayments of short-term and long-term debt	(16,708)	(31,091)
Deferred debt issuance costs	(720)	(438)
Proceeds from follow-on public offering, net of issuance costs	135,053	—
Cash dividends paid	(2,370)	(4,394)
Net cash provided by (used in) financing activities	98,655	(55,545)
Net increase (decrease) in cash and cash equivalents	(2,240)	10,474
Cash and cash equivalents at beginning of period	26,976	36,750
Cash and cash equivalents at end of period	$24,736	$47,224
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(1,352)	$2,655
Increase in asset retirement cost and asset retirement obligation	$655	$—
Acquisition – See Note 5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements. Accordingly, they do not contain all information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2006, consolidated results of operations for the three and six-month periods ended June 30, 2006 and 2005 and consolidated cash flows for the six-month periods ended June 30, 2006 and 2005.

The financial data and other information disclosed in these notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Certain comparative figures have been reclassified to conform to the current periods' presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (‘‘U.S.’’) and in foreign countries. At June 30, 2006 and December 31, 2005, the Company had deposits totaling $17,882,000 and $9,889,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At June 30, 2006 and December 31, 2005, the Company’s deposits in foreign countries of approximately $16,686,000 and $11,935,000, respectively. The Company's uninsured balance of cash investments at June 30, 2006 and December 31, 2005 is $110,117,000 and $85,44,000, respectively.

At June 30, 2006 and December 31, 2005, accounts receivable related to operations in foreign countries amounted to approximately $14,180,000 and $11,017,000, respectively. At June 30, 2006 and December 31, 2005 accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 57% and 59% of the Company’s accounts receivable, respectively.

Southern California Edison Company (‘‘SCE’’) accounted for 31.1% and 38.6% of the Company’s total revenues for the three months ended June 30, 2006 and 2005, respectively, and 29.1% and 36.1% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method of accounting.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sierra Pacific Power Company accounted for 12.5% and 14.0% of the Company’s total revenues for the three months ended June 30, 2006 and 2005, respectively, and 14.3% and 15.4% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively.

Hawaii Electric Light Company accounted for 16.2% and 12.7% of the Company’s total revenues for the three months ended June 30, 2006 and 2005, respectively, and 17.1% and 13.5% of the Company’s total revenues for the six months ended June 30, 2006 and 2005, respectively.

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

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R (Revised 2004) – Share-Based Payments

In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued the revised Statement of Financial Accounting Standards (‘‘SFAS’’) No. 123, Share-Based Payment (‘‘SFAS No. 123R’’), which addresses the accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share-based payment transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (‘‘APB No. 25’’), FASB Interpretation (‘‘FIN’’) No. 44, Accounting for Certain Transactions Involving Stock Compensation, and other related interpretations and requires instead that such transactions be accounted for using the grant date fair value based method. SFAS No. 123R is applicable to the Company for the fiscal year ending December 31, 2006. SFAS No. 123R applies to all awards granted or modified after the Statement’s effective date. In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the Statement’s effective date shall be recognized on or after the effective date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123.

The cumulative effect of adopting SFAS No. 123R as of its adoption date by the Company (January 1, 2006), based on the awards outstanding as of December 31, 2005, is not material. The Company applies the modified prospective application transition method, as permitted under SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R on January 1, 2006, the Company’s consolidated financial statements for periods prior to the effective date have not been restated.

SFAS No. 151 – Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory cost incurred during the fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). The provisions of SFAS No. 151 are applied prospectively. The adoption by the Company of SFAS No. 151, effective January 1, 2006, did not have any impact on its results of operations and financial position.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first year that begins after September 2006 (January 1, 2007 for the Company). The Company does not expect SFAS No. 155 to have a material impact on its results of operations and financial position in future periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FIN No. 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for the Company). The Company is currently assessing the impact of FIN No. 48 and has not yet determined the impact that its adoption will have on its results of operations and financial position.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stock shareholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted in November 2004, in November 2005 and in April 2006 and whose dilutive effect on the earnings per share for the three and six-month periods ended June 30, 2006 and 2005 is immaterial. The stock options granted to employees of the Company in Ormat Industries Ltd. (the ‘‘Parent’’) stock are not dilutive to the Company’s earnings per share.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Raw materials and purchased parts for assembly	$1,616	$1,521
Self-manufactured assembly parts and finished products	3,501	3,703
Total	$5,117	$5,224

NOTE 5 – ACQUISITIONS AND UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
Orzunil:
Investment	$—	$3,807
Advances	—	3,712
	—	7,519
Mammoth	32,411	34,240
OLCL	5,778	5,476
Total	$38,189	$47,235

The unconsolidated power plants are making, from time to time, distributions to their owners. Such distributions are deducted from the investments in such power plants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Zunil Project

Prior to March 13, 2006, The Company had a 21.0% ownership interest in Orzunil I de Electricidad, Limitada (‘‘Orzunil’’), a limited responsibility company incorporated in Guatemala and established for the purpose of generating power by means of a geothermal power plant in the Province of Quetzaltenango in Guatemala. The Company operates and maintains the geothermal power plant and the power purchaser supplies geothermal fluid to the power plant.

On March 13, 2006, the Company acquired a 50.8% ownership interest in Orzunil and increased its then existing 21.0% ownership interest to 71.8%. The purchase price was $15.4 million, including acquisition costs of approximately $0.6 million.

The Company’s 21.0% ownership interest in Orzunil prior to the abovementioned acquisition was accounted for under the equity method of accounting as the Company had the ability to exercise significant influence, but not control, over Orzunil. As a result of the acquisition of the additional 50.8% interest in Orzunil, the financial statements of Orzunil have been consolidated effective March 13, 2006. The unrelated entities’ 28.2% interest in Orzunil has been reflected as ‘‘Minority interest in net assets of subsidiaries’’ in the Company’s consolidated balance sheet.

The abovementioned acquisition has been accounted for under the purchase method of accounting and the acquired assets are being depreciated over their estimated useful lives of 13.5 years. The purchase price has been allocated based on management’s preliminary estimates as follows:

(in thousands)
Cash and cash equivalents	$8
Restricted cash	3,408
Accounts receivable assumed	1,360
Property, plant and equipment	47,420
Accounts payable and other liabilities assumed	(1,241)
Long-term loans assumed (including current portion)	(23,607)
Minority interest	(4,734)
22,614
Less: the Company's investment prior to acquisition	(7,244)
Total purchase price allocation	$15,370

Due to hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. Orzunil has filed an insurance claim in respect of the damage, which is currently under discussion with the insurance company. Orzunil has already received advance payments against the claim. The Company believes that the final resolution of the claim will not have a material impact on its results of operations.

On April 27, 2006 and June 15, 2006, the Company signed agreements to purchase from each of CDC Group plc (‘‘CDC’’) (whose interest has been managed by Globeleq, Inc.) and International Finance Corporation (‘‘IFC’’), both of which are the Zunil Project’s senior lenders, a 14.1% partnership interest in Orzunil (for a total of 28.2%), which when completed will increase its existing 71.8% ownership interest in Orzunil to 100%. The total purchase price of both acquisitions is $6.5 million, of which 50% has been paid and the remainder will be paid upon final completion of the acquisitions, as described below.

On July, 20, 2006, the first stage for consummation of the above acquisitions was completed. At this time, the Company holds proxies to act as owner of the acquired interests. The only items pending for completion of the second and final stage of these acquisitions is a statutory publication

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

period (which has already commenced), and final registration of the ownership transfers at the authorized Guatemalan registry, against which the remaining balance of 50% of the total purchase prices will be paid. Final completion is expected to occur before the end of the third quarter of 2006.

The revenues of Orzunil and the Company's share in the net income of Orzunil for the three months ended June 30, 2006 was $3,637,000 and $667,000, respectively.

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

The condensed financial position and results of operations of Mammoth are summarized below:

	June 30, 2006	December 31, 2005
	(in thousands)
Condensed balance sheets:
Current assets	$3,312	$7,430
Non-current assets	82,868	82,550
Current liabilities	1,375	1,114
Non-current liabilities	3,773	3,708
Partners' Capital	81,032	85,158

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Condensed statements of operations:
Revenues	$6,920	$7,880
Gross margin	(14)	2,465
Net income (loss)	(125)	2,369
Company's equity in income (loss) of Mammoth:
50% of Mammoth net income (loss)	$(63)	$1,184
Plus amortization of basis difference	297	297
	234	1,481
Less income taxes	(89)	(563)
Total	$145	$918

The Leyte Project

The Company holds an 80% interest in Ormat Leyte Co. Ltd. (‘‘OLCL’’). OLCL is a limited partnership established for the purpose of developing, financing, operating, and maintaining a geothermal power plant in Leyte Provina, the Philippines. Upon the adoption of FIN No. 46R on March 31, 2004, the Company concluded that OLCL should not be consolidated. As a result of such conclusion, the Company’s 80% ownership interest in OLCL is accounted for under the equity method of accounting.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of OLCL are summarized below:

	June 30, 2006	December 31, 2005
	(in thousands)
Condensed balance sheets:
Current assets	$7,483	$7,972
Non-current assets	8,222	11,267
Current liabilities	5,795	6,083
Non-current liabilities	1,270	3,810
Stockholders' equity	8,640	9,346

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Condensed statements of operations:
Revenues	$6,854	$7,313
Gross margin	3,431	3,937
Net income	1,842	2,207
Company's equity in income of OLCL:
80% of OLCL net income	$1,474	$1,766
Plus amortization of deferred revenue on intercompany profit ($1.3 million unamortized balance at June 30, 2006)	866	526
Total	$2,340	$2,292

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of obligations payable under the following agreements:

	June 30, 2006	December 31, 2005
	(in thousands)
Limited and non-recourse agreements:
Non-recourse agreement:
Senior loans:
International Finance Corporation Loan A	$7,485	$—
International Finance Corporation Loan B	5,043	—
Commonwealth Development Corporation Loan	9,440	—
Junior subordinated loans	398	—
Limited recourse agreement:
Credit facility agreement	12,697	14,140
	35,063	14,140
Less current portion	(8,503)	(2,888)
Total	$26,560	$11,252
Full recourse agreements with a bank	$2,000	$3,000
Less current portion	(1,000)	(1,000)
Total	$1,000	$2,000
Senior Secured Notes (non recourse):
Ormat Funding Corp. (‘‘OFC’’)	$178,694	$183,399
OrCal Geothermal Inc. (‘‘OrCal’’)	160,677	165,000
	339,371	348,399
Less current portion	(24,091)	(23,754)
Total	$315,280	$324,645

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Senior Loans

International Finance Corporation (‘‘IFC’’) Loan A

Orzunil, a 71.8% owned subsidiary of the Company, has a senior loan agreement with IFC, which is a minority shareholder of Orzunil (see also Note 5). The loan matures on November 15, 2011, and is payable in 47 quarterly installments ranging from $192,000 to $430,000. The loan has a fixed annual interest rate of 11.775%.

International Finance Corporation (‘‘IFC’’) Loan B

Orzunil has another senior loan agreement with IFC. The loan matures on May 15, 2008, and is payable in 32 quarterly installments ranging from $436,000 to $690,000. The loan has a fixed annual interest rate of 11.730%.

Commonwealth Development Corporation (‘‘CDC’’) Loan

Orzunil has a senior loan agreement with CDC, which is also a minority shareholder of Orzunil (see also Note 5). The loan matures on August 15, 2010, and is payable in 42 quarterly installments ranging from $348,000 to $675,000. The loan has a fixed annual interest rate of 10.300%.

There are various restrictive covenants under these Senior Loans, which include limitations on Orzunil's ability to make distributions to its shareholders.

Due to hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006 (see Note 5). As a result, Orzunil did not meet the ‘‘Debt Service Coverage Ratio’’ and with the consent of its Senior Lenders, Orzunil used cash on deposit in certain restricted accounts under these Senior Loans for purposes of working capital and a debt service payment installment.

Junior Subordinated Loans

Orzunil has junior subordinated loans from its shareholders. The loans are uncollateralized and non-interest bearing and shall be repaid once subordinated loans granted to Orzunil by the Company are repaid.

OFC Senior Secured Notes

On February 13, 2004, OFC, a wholly owned subsidiary, issued $190.0 million, 8¼% Senior Secured Notes (the ‘‘OFC Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million which have been included in deferred financing costs in the balance sheets. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC, and secured (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance policies of OFC and its subsidiaries. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2006, OFC did not meet the ‘‘Debt Service Coverage Ratio’’ and therefore it is restricted from payment of dividends until it meets such ratio. Management believes that as of June 30, 2006, the Company was in compliance with all other covenants contained in the indenture governing the OFC Senior Secured Notes.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account, which may be funded by cash or backed by letters of credit, in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current on the balance sheets. As of June 30, 2006 and December 31, 2005, the balance of such account was $0.8 million and $12.3 million, respectively, in cash. In addition, as of June 30, 2006 part of the restricted cash account was funded by a letter of credit in the amount of approximately $11.5 million (see Note 10).

OrCal Senior Secured Notes

On December 8, 2005, OrCal, a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (the ‘‘OrCal Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million which have been included in deferred financing costs in the balance sheets. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance policies, and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. Management believes that as of June 30, 2006, the Company was in compliance with the covenants contained in the indentures governing the OrCal Senior Secured Notes.

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

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account, with a required minimum balance, which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current in the balance sheets. As of June 30, 2006 and December 31, 2005, the balance of such account was $10.3 million and $9.5 million, respectively, in cash.

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

Pursuant to a 31-year head lease (the ‘‘Head Lease’’), PGV leased its geothermal power plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the ‘‘Deferred Lease Income’’). The total costs of the leased assets as of June 30, 2006 and December 31, 2005, amounted to $57.3 million and $58.3 million, net of accumulated depreciation of $4.9 and $3.7 million, respectively. The unrelated company (the ‘‘Lessor’’) simultaneously leased-back the Puna Project to PGV under a 23-year lease (the ‘‘Project Lease’’). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a power purchase agreement between PGV and Hawaii Electric Light Company (‘‘HELCO’’). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related power purchase agreement have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

Neither the Head Lease nor the Project Lease meet one or more of the criteria set forth in paragraph 7 of SFAS No. 13, Accounting for Leases for classification as capital leases and, therefore, are accounted for as operating leases. The Deferred Lease Income will be amortized, using the straight-line method, over the 31-year term of the Head Lease. Deferred transaction costs amounting to $4.3 million will be amortized, using the straight-line method, over the 23-year term of the Project Lease.

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements and which are included in the balance sheets as of June 30, 2006 and December 31, 2005 in restricted cash accounts and are classified as current as they are used to pay current payments.

Revenue account

PGV deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the depository accounts as described below, but the funds are only available to PGV upon submission of draw requests by PGV to the bank. As such amounts are fully restricted to use by PGV, they have been classified as current restricted assets as the amounts are used to pay current operating expenses. As of June 30, 2006 and December 31, 2005, the balance of such account was $3.8 million and $3.5 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Lease rent reserve accounts

PGV maintains accounts to fund the next rent payment according to the payment schedule. As of June 30, 2006 and December 31, 2005, the balance of such accounts was $3.2 million and $2.3 million, respectively.

Well maintenance reserve account

PGV maintains a reserve account to fund well field works including the drilling of new wells. The reserve should be met on a monthly basis, in amounts equal to 1/12 of a scheduled annual contribution. As of June 30, 2006 and December 31, 2005, the balance of such account was $0.8 million and $0.5 million, respectively.

Capital expenditure account

PGV maintains an account to fund its capital expenditures. Deposits to this account are at PGV’s sole discretion, but no distributions are allowed to Ormat Nevada Inc., a wholly owned subsidiary of the Company that is the indirect parent of PGV, if the balance is less than $0.5 million. As of June 30, 2006 and December 31, 2005, the balance in this account was $0.5 million and $0, respectively.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to Ormat Nevada Inc. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of June 30, 2006 and December 31, 2005, the balance of such account was $9.9 million and $6.8 million, respectively. This amount can be distributed to Ormat Nevada Inc. currently and has been classified as current restricted assets.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Pro forma net income and earnings per share for the three and six months ended June 30, 2005 was as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)
Net income, as reported	$4,094	$8,002
Add: Total stock-based employee compensation expense included in reported net income, net of tax	25	50
Deduct: Total stock-based employee compensation expense in respect of the Company's stock options determined under fair value based method, net of tax	(11)	(23)
Deduct: Total stock-based employee compensation expense in respect of the Parent's stock options determined under fair value based method, net of tax	(87)	(167)
Pro forma net income	$4,021	$7,862
Basic and diluted earnings per share:
As reported	$0.13	$0.25
Pro forma	$0.13	$0.25

Impact of the adoption of SFAS No. 123R

As stated above, the Company elected to adopt the modified prospective application method provided by SFAS No. 123R. Accordingly, during the three and six months ended June 30, 2006, the Company recorded stock-based compensation costs totaling the amount that would have been recognized had the fair value method been applied since the effective date. Previously reported amounts have not been restated.

As required by SFAS No. 123R, management has made an estimate of expected forfeiture and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123R is not material.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $813,000 before estimated forfeiture. In the Company’s pro forma

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

disclosure prior to adoption of SFAS No. 123R, the Company accounted for forfeiture upon occurrence. SFAS 123R requires forfeiture to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeiture differs from those estimates. Accordingly, as of January 1, 2006, the Company estimates that the unrecorded stock-based compensation balance related to stock options was adjusted to $772,000 after estimated forfeitures of 5%.

In April 2006, the Company granted incentive stock options to purchase 299,500 shares of the Company’s common stock to employees at an exercise price of $34.13 per share, under the 2004 Incentive Compensation Plan (see below).

During the three and six months ended June 30, 2006 the Company recorded stock-based compensation related to stock options as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(In thousands, except per share data)
Cost of Revenues	$202	$272
Selling and marketing expenses	109	179
General and administrative expenses	119	190
Total stock-based compensation expense	430	641
Tax effect on stock-based compensation expense	50	50
Net effect on stock-based compensation expense	$380	$591
Effect on basic and diluted earnings per share	$0.01	$0.02

As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $4,702,000, which will be recognized over an estimated weighted average amortization period of 3.5 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted since January 1, 2006, using the Black-Scholes-Merton option pricing formula. The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding. In the absence of enough historical information, the expected term was determined by the ‘‘simplified method’’ defined in Staff Accounting Bulletin No.107, giving consideration to the contractual term and vesting schedule. Since the Company does not have any traded option and was listed for trading on New York Stock Exchange only in November 2004, the Company's expected volatility was calculated based on the Company's historical volatility and for the period of time prior to the Company's listing the Company used the historical volatility of Ormat Industries Ltd. (the ‘‘Parent’’). There is a very high correlation between the stock behavior of the Company and its Parent. The dividend yield forecast is expected to be 20% of the Company's yearly net profit, which is equivalent to 0.54% yearly dividend rate. The risk free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company calculated the fair value of each option on the date of grant using the following assumptions:

Three and Six Months Ended June 30, 2006
For stock options issued by the Company:
Risk-free interest rates	4.9%
Expected lives (in years)	6.63
Dividend yield	0.54%
Expected volatility	41%

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

The following table summarizes the status of the 2004 Incentive Plan as of and for the six months ended June 30, 2006 (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	236	$15.54
Granted, at fair value	300	34.13
Exercised	—	—
Forfeited	(9)	15.00
Outstanding at end of period	527	26.13
Options exercisable at end of period	15	15.00
Weighted-average fair value of options granted during the period		$16.06

As of June 30, 2006, 723,550 shares of the Company’s common stock are available for future grants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information about stock options outstanding at June 30, 2006 (shares in thousands):

	Options Outstanding			Options Excercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
$15.00	202	8.3	$4,676	15	8.3	$347
20.10	25	8.3	451	—	—	—
34.13	300	9.8	1,206	—	—	—
	527	9.1	$6,333	15	8.3	$347

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $38.15 as of June 30, 2006, which would have potentially been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 15,000.

No options were exercised during the six months ended June 30, 2006 and 2005.

The Parent’s Stock Option Plans

The Parent has four stock option plans: the 2001 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, the 2003 Employee Stock Option Plan, and the 2004 Employee Stock Option Plan (collectively the ‘‘Parent’s Plans’’). Options under the 2004 Employee Stock Option Plan were granted in April 2004. Under the Parent’s Plans, employees of the Company were granted options to purchase the Parent’s ordinary shares, which are registered and traded on the Tel-Aviv Stock Exchange. Options under the Parent’s Plans cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Vested options may be exercised for up to five years from the date of grant. The maximum aggregate number of shares that may be optioned and sold under the Parent’s Plans is determined each year by the Parent’s board of directors and is equal to the number of options granted during each plan year. None of the options are exercisable or convertible into shares of the Company.

As of June 30, 2006, no shares of the Parent’s ordinary shares are available for future grants.

The following table summarizes the status of the Parent’s Plans as of and for the six months ended June 30, 2006 (shares in thousands):

	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	1,747	$2.42
Exercised	(329)	1.70
Expired	(32)	2.26
Forfeited	(37)	2.98
Outstanding at end of period	1,349	2.58
Options exercisable at end of period	561	2.12

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information about stock options outstanding at June 30, 2006 (shares in thousands):

	Options Outstanding			Options Excercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
$1.41	234	0.7	$1,888	234	0.7	$1,888
1.75	526	1.7	4,066	185	1.7	1,430
3.78	589	2.8	3,357	142	2.8	807
	1,349	2.0	$9,311	561	1.6	$4,125

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Parent’s stock price of $9.48 as of June 30, 2006, which would have potentially been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2006 was 566,244.

The total pretax intrinsic value of options exercised during the six months ended June 30, 2006 was $2,266,000 based on the Parent’s average stock price of $8.50 during the six months ended June 30, 2006.

NOTE 9 – BUSINESS SEGMENTS

The Company has two reporting segments that are aggregated based on similar products, market, and operating factors: electricity and products segments. Such segments are managed and reported separately as each offers different products and serves different markets. The electricity segment is engaged in the sale of electricity pursuant to power purchase agreements. The products segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(in thousands)
Three months ended June 30, 2006:
Net revenues from external customers	$48,767	$15,319	$64,086
Intersegment revenues	—	19,727	19,727
Operating income	12,397	3,053	15,450
Segment assets at period end	1,001,279	52,025	1,053,304
Three months ended June 30, 2005:
Net revenues from external customers	$42,394	$13,631	$56,025
Intersegment revenues	—	10,625	10,625
Operating income	11,104	363	11,467
Segment assets at period end	844,130	50,494	894,624

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Electricity	Products	Consolidated
	(in thousands)
Six months ended June 30, 2006:
Net revenues from external customers	$92,500	$31,907	$124,407
Intersegment revenues	—	35,752	35,752
Operating income	23,709	6,511	30,220
Segment assets at period end	1,001,279	52,025	1,053,304
Six months ended June 30, 2005:
Net revenues from external customers	$82,846	$27,075	$109,921
Intersegment revenues	—	21,726	21,726
Operating income	23,565	1,288	24,853
Segment assets at period end	844,130	50,494	894,624

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating income	$15,450	$11,467	$30,220	$24,853
Interest expenses, net	(5,897)	(8,388)	(12,243)	(17,959)
Non-operating income and other, net	204	72	307	112
Total consolidated income before income taxes, minority interest, and equity in income of investees	$9,757	$3,151	$18,284	$7,006

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $26.7 million and $25.4 million at June 30, 2006 and December 31, 2005, respectively (out of these amounts, letters of credit totaling $5.1 million at December 31, 2005 have been obtained by the Parent on behalf of the Company). Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

LOC Agreement

A subsidiary of the Company had a letter of credit and loan agreement (‘‘LOC Agreement’’) with Hudson United Bank (’’HUB’’) pursuant to which HUB agreed to issue one or more letters of credit for an aggregate amount of up to $15.0 million. The LOC Agreement terminates on June 30, 2007 but is automatically extended for successive one-year periods unless notice is provided by either the Company or HUB to the contrary. In the event that HUB is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts into a loan, bearing interest at 3-month LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

levels of tangible net worth, leverage ratio, and minimum coverage ratio. Management believes that as of June 30, 2006, the Company was in compliance with the covenants under the LOC Agreement. As of June 30, 2006 and December 31, 2005, no letters of credit were outstanding under the LOC Agreement.

Credit Agreement

On February 15, 2006, a subsidiary of the Company entered into a $25.0 million credit agreement (‘‘Credit Agreement’’) with Union Bank of California (‘‘UBOC’’). Under the Credit Agreement, the Company can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the Credit Agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the Credit Agreement as parties thereto. In connection with this transaction, the Company has entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee the subsidiary’s obligations under the Credit Agreement. The subsidiary’s obligations under the Credit Agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets. There are various restrictive covenants under the Credit Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios. Management believes that as of June 30, 2006, the Company was in compliance with the covenants under the Credit Agreement.

As of June 30, 2006, two letters of credit with an aggregated stated amount of $12.2 million were issued and outstanding under the Credit Agreement.

Phase II of the Olkaria III Project in Kenya

As of June 30, 2006 and December 31, 2005 the Company had incurred approximately $21.6 million (included in construction-in-process) in connection with the construction of Phase II of the Olkaria III project in Kenya. Upon completion of the project, the Company expects Phase II to add 35 MW in generating capacity to the current Olkaria III project. Under existing documentation for the Olkaria III project, the Company’s subsidiary was required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. The Company reached an agreement with Kenya Power & Lighting Co. Ltd. (‘‘KPLC’’), subject to execution of a definitive agreement and regulatory approval, pursuant to which the tariff of Phase II will be reduced and KPLC will be required to provide a letter of credit to secure its payment obligations. The initial agreement was that if the definitive agreement and the opening of the letter of credit were completed by April 1, 2006, the required date for commercial operations would be December 2007. The Company is currently negotiating the receipt of letter of credit and the definitive agreement, which would extend the required date for commercial operations beyond December 2007. Management believes that the project will be completed in the required timeframe. If the Company does not complete the construction of Phase II by the required date, the Company may lose some or all of its investment in the construction-in-process relating to Phase II.

Contingencies

Steamboat Geothermal LLC (‘‘SG’’), a wholly owned indirect subsidiary of the Company, is a party to a litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. On December 31, 2005 and January 9, 2006, SG entered into a sales, settlement and release agreement and an assignment agreement, respectively, with an assignee of 37% of one of the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

plaintiffs’ right to net operating revenues, whereby SG was assigned such 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with such plaintiff. The Company believes that any outcome of the dispute with regard to the remaining claims will not have a material impact on the Company’s results of operations.

The Company is a party to a third-party complaint originally filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the ‘‘Henrys’’) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court, and were the sole shareholders of MPS Generation, Inc. (‘‘MPSG’’). The Company entered into a supply contract with MPSG, under which the Company was retained as a subcontractor for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (‘‘Basin’’). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy proceeding. On November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against the Company, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have breach of contract and other claims against the Company. The Henrys alleged damages in excess of $100 million. The Company filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. On March 21, 2006, Basin filed an Amended Complaint. In its answer to Basin’s Amended Complaint, MPSG asserted third party claims against the Company similar to those claims raised by the Henrys. The Company believes that it has no liability to the Henrys or to MPSG and intends to defend vigorously against the Henrys’ and MPSG’s claims in the bankruptcy proceeding. Therefore, no provision is included in the financial statements in respect of the claims.

In connection with the power purchase agreements for the Ormesa project, SCE has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to SCE’s estimation, the amount under dispute is approximately $2.5 million. The parties have signed an Interim Agreement whereby SCE will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 cents per kWh until May 1, 2007. In addition a long-term power purchase agreement is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long-term power purchase agreement are still under way and there is no guarantee that they will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on the Company.

The Company is a defendant in various other legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

NOTE 11 – CASH DIVIDEND

On March 7, 2006, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $947,000 ($0.03 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 28, 2006. Such dividend was paid on April 4, 2006.

On May 9, 2006, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1,424,000 ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 23, 2006. Such dividend was paid on May 30, 2006.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – SHELF REGISTRATION STATEMENT AND FOLLOW – ON OFFERING

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

On April 10, 2006, the Company completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, under the shelf registration statement mentioned above. In addition, on April 17, 2006, 525,000 additional shares of common stock were sold at the abovementioned price pursuant to the exercise of the underwriters’ over-allotment option. Net proceeds to the Company after deducting underwriting fees and commissions and estimated offering expenses associated with the offering were approximately $135.1 million.

NOTE 13 – INCOME TAXES

The effective tax rate of the Company for the three and six-month periods ended June 30, 2006 was 21.2% and 21.7%, respectively, which differs from the federal statutory rate of 34% primarily attributable to: (i) a 3% decrease in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.3 million and $0.4 million in the three and six months ended June 30, 2006, respectively; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006, according to which the Company’s Israeli subsidiary was subject to lower income tax rates effective as of January 1, 2004, which resulted in a tax benefit of $0.3 million and $0.9 million in the three and six months ended June 30, 2006, respectively; (iii) a production tax credit of $0.3 million and $0.6 million for the three and six months ended June 30, 2006; and (iv) absence of income tax expense in Orzunil as a result of a tax credit of $0.3 million in excess of tax liability during the three and six months ended June 30, 2006.

NOTE 14 – SUBSEQUENT EVENTS

Acquisitions

On July 20, 2006, the first stage for consummation of the additional acquisitions in Orzunil as described in Note 5 was completed.

Cash Dividend

On August 6, 2006 the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1,424,000 ($0.04 per share) to all holders of the Company's issued and outstanding shares of common stock on August 23, 2006, payable on August 30, 2006.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q includes ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q, the words ‘‘may’’, ‘‘will’’, ‘‘could’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘estimates’’, ‘‘predicts’’, ‘‘projects’’, ‘‘potential’’, or ‘‘contemplate’’ or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Risk Factors’’, and ‘‘Notes to Condensed Consolidated Financial Statements’’, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere: changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2005, the Prospectus Supplement filed with the SEC on April 5, 2006 and any updates contained herein which may have a significant impact on our business, operating results or financial condition;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2005, the Prospectus Supplement filed with the SEC on April 5, 2006, and any updates contained herein as well as those set forth in our press releases, reports and other filings made with the SEC.

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

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources. It will also include our investment in power plants producing electricity from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the six months ended June 30, 2006, our Electricity Segment represented approximately 74.4% of our total revenues, while our Products Segment represented approximately 25.6% of our total revenues during such period.

During the six months ended June 30, 2006, total Electricity Segment revenues from the sale of electricity by our consolidated power plants (including revenues derived from the Zunil project, which was consolidated as of March 13, 2006) were $92.5 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project for the six months ended June 30, 2006 were $8.9 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view on the scope of our activities. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the six months ended June 30, 2006.

Our Electricity Segment operations are conducted in the United States and throughout the world. Since January 1, 2001, we have completed various acquisitions of geothermal power plants with an aggregate acquisition cost, net of cash received, of $519.3 million. In the first half of 2006, we increased our net ownership interest in generating capacity by 12 MW through the acquisition of an additional 50.8% ownership interest in the Zunil project in Guatemala. We currently own or control as well as operate geothermal projects in the United States, Guatemala, Kenya, Nicaragua and the Philippines.

Our Products Segment operations are also conducted in the United States and throughout the world. During the six months ended June 30, 2006, revenues attributable to our Products Segment were $31.9 million.

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

During the six months ended June 30, 2006, we recognized revenues of approximately $9.2 million from recovered energy generation (including $3.5 million from related parties) compared to $0.6 in the same period last year.

Our Electricity Segment is characterized by relatively predictable revenues generated by our power plants pursuant to long-term power purchase agreements, with terms, which are generally up to 20 years. By contrast, revenues attributable to our Products Segment, which are based on the sale of equipment and the provision of various services to our customers are far less predictable and may vary significantly from period to period. Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, our management typically focuses on the internal rate of return of the relevant investment, relevant technical and geological matters and other relevant business considerations. Additionally, as part of our Electricity Segment, our management evaluates our operating projects based on the performance of such projects in terms of revenues and expenses in contrast to projects that are under development, which our management evaluates based on costs attributable to each such project. By contrast, our management evaluates the performance of our Products Segment based on the timely delivery of our products, performance quality of our products and costs actually incurred to complete customer orders as compared to the costs originally budgeted for such orders.

During the three and six-month periods ended June 30, 2006 our total revenues increased by 14.4% (from $56.0 million to $64.1 million) and 13.2% (from $109.9 million to $124.4 million), respectively, over the same periods last year. Revenues from the Electricity Segment increased by 15.0% and 11.7% respectively and revenues from the Product Segment increased by 12.4% and 17.8%, respectively, from the same periods last year.

During the three and six-month periods ended June 30, 2006, our U.S. projects generated 443,958 MWh and 928,386 MWh, respectively, which includes our 50% share in the Mammoth project. During the three and six-month periods ended June 30, 2005, our U.S. projects generated 443,856 MWh and 914,347 MWh, respectively, which included our 50% share in the Mammoth project.

Recent Developments

•	On August 3, 2006, two of our subsidiaries signed separate 20-year power purchase agreements with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of energy to be produced from the Carson Lake (near Fallon) and Buffalo Valley Power Plants, two new geothermal power plants to be built in Lander and Churchill Counties in northern Nevada. The power purchase agreements are subject to the approvals of the Public Utilities Commission of Nevada and FERC. The Carson Lake and Buffalo Valley projects are both projected to come on line in late 2009. These new plants are expected to increase the total output supplied from us to Sierra Pacific Resources by between 36 and 60 MW.

•	In July, 2006 a consortium consisting of our wholly owned subsidiary, a unit of Medco Energi Internasional Tbk (Indonesia’s largest private oil and gas company), and Itochu Corp. of Japan won a tender issued by the Indonesian state-owned utility PT PLN (Persero) for the development of the Sarulla, North Sumatra, Indonesia geothermal power project on an independent power producer basis. Medco is the leader of the Consortium, whose bid consisted of the completion of the development of the geothermal steam field, construction of the field piping systems and three Ormat designed and supplied power plants with a combined gross capacity of 340 MW, owning and operating the facilities and selling electricity to PLN under a 30-year power purchase agreement expected to be concluded within 4 months. Our specific responsibilities include the supply of the power plant and setting up and supervising the operations and maintenance of the plants, which will utilize our technology and equipment. The total project cost is projected to be about $600 million. The value of our scope of work for the supply of power plant equipment is expected to be approximately one third of the total project’s cost. Release of the supply contracts to us will be made upon the financial closing of the transaction, expected to be 12 months from the effective date of the power purchase agreement. The Sarulla project is to be constructed over the next five years in 3 phases of 110 to 120 MW each, with the first power generating unit to be operational within 30 months and the last within 48 months from the financial closing. Upon the completion of the third phase, the expected annual revenue from electricity sales under the power purchase agreement will be approximately $110 million. The project will be owned and operated by an Indonesian special purpose company (SPC) that will be established by the

Consortium members under the framework of a Joint Operating Contract with the concession holder, Pertamina (the state-owned oil and gas company). In addition to our responsibilities as the project’s power plant equipment supplier and supervising of operations and maintenance, we will participate as a minority shareholder in the SPC.

•	On July 26, we entered into a contract valued at $4.0 million with ENAGAS S.A. of Madrid, Spain, for the supply of one Ormat Energy Converter (OEC) for a Recovered Energy Generation (REG) plant, located in the ENAGAS gas compression station at Almendralejo, Spain. The equipment is to be supplied and installed within 19 months from the date of ENAGAS’ notice to proceed.

•	On July 20, 2006, we have entered into a contract valued at $4.4 million with Geo X GmbH of Ludwigshafen, Germany, for the supply of one OEC for a geothermal power plant, located in Landau, Germany. The equipment is to be supplied and installed within 17 months from the date of signature of the contract.

•	On June 15, 2006 and April 27, 2006, one of our wholly owned subsidiaries entered into two agreements to acquire an additional 28.2% partnership interest (27.34% on a fully diluted basis assuming the exercise of an option by a third party) in Orzunil I de Electricidad, Limitada (Orzunil), which owns the Zunil project in Guatemala. The total purchase price for both acquisitions is $6.5 million. When completed, these acquisitions will increase our subsidiary’s existing 71.8% ownership interest (69.67% on a fully diluted basis assuming the exercise of an option by a third party) in the Zunil Project to 100% (97% on a fully diluted basis, assuming the exercise of an option by a third party). On July 20, 2006, the first stage for consummation of the above acquisitions was completed. At this time, our subsidiary holds proxies to act as owner of the acquired interests. The only items pending for completion of the second and final stage of these acquisitions is completion of the statutory publication period (which has already commenced) without third party objection to the acquisitions, and final registration of the ownership transfers at the authorized Guatemalan registry, against which the remaining balance of 50% of the total purchase prices will be paid. Completion is expected to occur before the end of the third quarter of 2006. These agreements follow the abovementioned subsidiary’s acquisition of a 50.8% partnership interest (49.28% on a fully diluted basis assuming the exercise of an option by a third party) in Orzunil on March 13, 2006, whereby our subsidiary increased its then existing 21.0% ownership interest in the Zunil Project to 71.8% (69.67% on a fully diluted basis assuming the exercise of an option by a third party). The purchase price paid by our subsidiary for that transaction was $14.8 million.

•	On June 7, 2006, one of our wholly owned subsidiaries received supply and construction orders for three REG power plants on the Alliance Pipeline. Each facility will have a capacity of 5 MW net and will convert the recovered waste heat from the exhaust of existing gas turbines into electricity. The contracts are in the total amount of $29.0 million. The three plants are expected to be commissioned in 2007 or early 2008.

•	In May and June 2006, we entered into five-year agreements addressing renewable energy pricing issues relating to Power Purchase Agreements with Southern California Edison Company (Southern California Edison). These agreements fix the energy rates payable by SCE for the five-year period beginning May 1, 2007 for our Ormesa, Heber 1, Heber 2 and Mammoth geothermal projects located in California. Under the new Agreements, the geothermal energy produced by these projects will be sold at an average fixed energy rate of $62.74 per MWh, starting with a rate of $61.50 per MWh for the first year, with an annual escalation of 1% thereafter. The new Agreements will come into effect when the current Renewable Energy Pricing Agreement terminates on April 30, 2007. The new average energy rate of $62.74 per MWh will replace the existing rate of $53.70 per MWh. The capacity payment and capacity bonus under the respective power purchase agreement for each of the projects remain unchanged. The Agreements are subject to approval by the California Public Utilities Commission (CPUC).

•	On May 9, 2006, we announced that a newly established subsidiary entered into a 20-year power purchase agreement with Sierra Pacific Power Company, for the sale of energy to be produced from the Galena 3 power plant, which is currently under construction. Under the new power purchase agreement, between 15 MW to 25 MW will be delivered from the Galena 3 project to SPPC for a fixed price of $61 per MWh, or $58 per MWh, assuming the project will be eligible for a production tax credit. These rates escalate at the beginning of each contract year by 1% and include the value of the renewable energy credits. The new power purchase agreement is subject to the approval of the Nevada Public Utilities Commission.

•	On April 26, 2006, we received a notice to proceed on an engineering, procurement and construction (EPC) contract to construct a geothermal power plant for the Raft River project in Idaho, for a total sales price of $20.2 million. Construction of the power plant is expected to be completed in the last quarter of 2007.

•	On April 10, 2006, we completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, under the shelf registration statement mentioned below. In addition, on April 17, 2006, the underwriters exercised their over-allotment option, thereby purchasing 525,000 additional shares of common stock at the same price. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $135.1 million.

•	On April 4, 2006, we signed a contract to supply a 10 MW OEC power unit to PacifiCorp Energy in the north western region of United States. The contract is in the amount of $11.5 million. The existing PacifiCorp plant, to which an additional OEC will be added, uses single-flash technology to produce approximately 23 MW net of power to the grid. That plant utilizes only steam, which is separated from the brine and delivered to the plant, while the brine is reinjected into the ground. Ormat’s technology enables recovery of heat from the brine before reinjection and will utilize it to generate 10 MW of additional power in the OEC without additional resource or wells. The OEC power unit will be delivered in the second quarter of 2007 for installation adjacent to the existing plant.

•	On February 13, 2006, one of our wholly owned subsidiaries entered into a $7.7 million agreement with Tauropaki Power Company of New Zealand for the sale of one air-cooled OEC unit. This OEC unit will be used to expand the generating capacity of the existing Mokai geothermal power plant located near Lake Taupo in New Zealand, and is expected to be supplied within 12 months from the contract date.

•	On January 25, 2006, one of our wholly owned subsidiaries, OrSumas LLC, entered into a 20-year power purchase agreement with Puget Sound Energy for the supply of power from a recovered energy generation facility, which will be located adjacent to the Sumas Compressor Station of Northwest Pipeline Inc. in Sumas, Washington State. The facility is expected to begin commercial operations in the fourth quarter of 2007 or the first quarter of 2008 and is expected to have a generating capacity of 5 MW and annual revenues of approximately $2.3 million with a 1% annual escalation.

•	On January 17, 2006, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on January 31, 2006. The shelf registration statement provides us with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of our company, from time to time for a period of three years, in one or more offerings up to a total dollar amount of $1 billion. Under this shelf registration statement, we may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. The specifics of each offering are set out in a prospectus supplement filed with the SEC contemporaneously with each offering.

•	On January 13, 2006, one of our subsidiaries entered into a supply agreement in the amount of $2.4 million with ICQ Energetica s.r.l. in Italy, for the supply of OEC systems for REG Plants.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation, due to increasing natural gas and oil prices and as a result of newly enacted legislative and regulatory incentives, such as state renewable portfolio standards. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States, the rise in oil and gas prices and further introduction of renewable portfolio standards as the most significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005 and in the first half of 2006, our primary activity was the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. As a result, growth in revenues and overall generating capacity was more moderate than the previous two years, which were characterized by significant acquisitions. Nevertheless, we expect that this investment in organic growth will result in a significant increase in our total generating capacity and a corresponding increase in our consolidated revenues as well as in the operating income attributable to our Electricity Segment in 2006, as compared with 2005.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 22 states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and where all of our U.S. projects are located). In each of these states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	Outside of the United States, we expect that a variety of governmental initiatives, including the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources will, if adopted, create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products.

•	We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We are initially targeting the North American market and, thereafter, we intend to leverage our success in that market in order to expand such operations throughout the world. If our expectations regarding the growth in demand for our recovered energy units are not met, we may not be able to generate the revenues we expect from such operations.

•	We expect the revenues from our Products Segment in 2006 to be higher than the revenues level we achieved in 2005. In pursuing new orders, we participate in tenders for projects and proposals for installations and identify and monitor markets which utilize or plan to utilize geothermal energy and in which geothermal resources are available. Over the long-term, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business as a percentage of the total revenues from our Products Segment will increase.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	In the last year, competition from the wind-power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Such risks include the ongoing privatization of the electricity industry in the Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest and strengthening of unions in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain political risk insurance as an attempt to mitigate such risks, such insurance does not provide complete coverage with respect to all such risks.

•	We continue to experience increases in the cost of raw materials required for our equipment manufacturing activities, which we believe have resulted primarily from increased demand in the Chinese market for such raw materials, and increases in the cost to transport our products. Additionally, we have experienced an increase in drilling costs and a shortage in drilling equipment, which we believe is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs, particularly in the United States, due to rising prices attendant to a significant increase in activities in the construction industry. An increase in such costs may have an adverse effect on our financial condition and results of operations.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’ of 1.9 cents per kWh. It may be claimed on the electricity output of new geothermal power plants put into service during a ‘‘window period’’ that runs from October 23, 2004 through December 31, 2007. The window had been scheduled to close at the end of 2005, but the new act extended it. Credit may be claimed for five years on the output from any new geothermal power plants put into service during the first part of the window period from October 23, 2004 to August 8, 2005. Plants put into service during the remainder of the ‘‘window period’’ qualify for 10 years of tax credits. Production tax credits may improve our financial results. We, as the owner of any project that would be put in service during the remainder of this ‘‘window period’’, would have to choose between this production tax credit and a 10% investment tax credit. Some of our power purchase agreements allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

•	The Energy Policy Act of 2005 authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which has a contract with Sierra Pacific Power Company that expires in 2006) are long-term. FERC has recently proposed to eliminate the utility’s purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the proposed rulemaking, FERC expressly noted that the California Independent System Operator (CAISO) has the right to file an application to seek relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

•	On July 21, 2006, the Bureau of Land Management and the Minerals Management Service (each part of the Department of the Interior) issued separate proposed rules (which we refer to as the Proposed Rules) intended to implement relevant provisions of the Energy Policy Act of 2005. If adopted as proposed, the Proposed Rules would revise existing federal regulations promulgated under the Geothermal Steam Act of 1970, as amended, dealing with the general geothermal leasing process for federal land, lease durations, work commitments, annual rental and credit of rental toward royalties, and royalty calculations. The Proposed Rules would also codify existing BLM and MMS practice with respect to unitization arrangements between federal and private lands. Key features of the Proposed Rules include: a requirement that geothermal resources be offered through a competitive lease process; the introduction of a new royalty methodology, calculated on the basis of gross proceeds from the sale of electricity, rather than the ‘‘netback’’ calculation previously in use; the introduction of increased rental payments (that are creditable toward royalties owed), and a new scheme of lease terms and extensions, which include: a ten year primary term and two five-year extensions of the primary term, a five year drilling extension, a production extension of up to 35 years, and a renewal term of up to 55 years. The Proposed Rules would also establish ‘‘production incentives’’ for new facilities and qualified expansion facilities that are put into commercial operation by August 8, 2011, in the form of a four year 50% reduction in royalty from what would otherwise be due. The 50% reduction applies to all of the electricity generated from a new facility, and to the incremental electricity generated by a qualified expansion facility. The provisions of the Proposed Rules dealing with fees, rental payments, and royalties would apply to geothermal leases issued after August 8, 2005. However, lessees under leases issued prior to August 8, 2005 (or leases that were granted after August 8, 2005 based on applications that were pending on August 8, 2005) may elect to convert their leases to the new regulatory framework. The Proposed Rules are open to public comments for a 60-day period prior to any further regulatory action being taken to codify and implement the Proposed Rules.

Revenues

We generate our revenues primarily from the sale of electricity from our geothermal power plants, the design, manufacturing and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable, subject to unplanned major maintenance activities related to our projects, as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements; however, such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’.

Electricity segment revenues might also be subject to: (i) higher than average ambient temperature, which might cause a lower power generation of our projects, and (ii) our continued ability to meet our projected power generation from projects under construction while maintaining current generation capacity in the existing projects. In the case of the Puna project, we encountered a mechanical problem in 2 wells during July 2006. This caused us to limit the output of Puna to approximately 20 MW (from the approximately 30 MW nominal output) as a precautionary limit. We have started the preparation for a work over of the 2 wells in order to bring the output back to the design capacity, and expect to bring the output up gradually, until completion of the work over by the end of the year. In parallel, we are considering drilling another production well, which will increase the production flow and serve as a reserve capacity.

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

The lease income related to the Puna refinancing, which is accounted for as an operating lease transaction, is included as a separate line item in our Electricity Segment revenues (See ‘‘Liquidity and Capital Resources’’). For management purposes, we analyze such revenue on a combined basis with other revenues in our Electricity Segment.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues
Electricity Segment	$48,767	$42,394	$92,500	$82,846	76.1%	75.7%	74.4%	75.4%
Products Segment	15,319	13,631	31,907	27,075	23.9	24.3	25.6	24.6
Total	$64,086	$56,025	$124,407	$109,921	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended June 30, 2006, 81.1% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 87.0% for the same period in 2005. For the six months ended June 30, 2006, 83.8% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 86.6% for the same period in 2005.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
United States	$39,529	$36,881	$77,544	$71,741	81.1%	87.0%	83.8%	86.6%
Foreign	9,238	5,513	14,956	11,105	18.9	13.0	16.2	13.4
Total	$48,767	$42,394	$92,500	$82,846	100.0%	100.0%	100.0%	100.0%

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

Seasonality

The demand for the electricity generated by our domestic projects and the prices paid for such electricity pursuant to our power purchase agreements are subject to seasonal variations. The demand for electricity from the Heber 1 and 2 projects, the Mammoth project and the Ormesa project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variations in Nevada. The demand for electricity from the Puna project is balanced due to the equatorial temperature in Hawaii (with less pronounced temperature variations during the year). In California, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes, during the year, in prices payable pursuant to our power purchase agreements for the Puna project and the Nevada projects. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by our main power purchaser in California in the summer months, as a result of the increase in demand and in prices, have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

Breakdown of Expenses

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as salaries, equipment expenses, costs of parts and chemicals, costs related to third-party services, major maintenance, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis, which results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna refinancing is included as a separate line item in our Electricity Segment cost of revenues (See ‘‘Liquidity and Capital Resources’’). We analyze such cost on a combined basis with other cost of revenues in our Electricity Segment for management purposes.

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments are payments made as compensation for the right to use certain geothermal resources and are also included in cost of revenues, and are paid as a percentage of the revenues derived from the associated geothermal resources. For the three months ended June 30, 2006, royalties constituted approximately 5.0% of the Electricity Segment revenues.

Products Segment

The principal expenses attributable to our Products Segment include materials, salaries and related employee benefits, expenses related to subcontracting activities, transportation expenses, and sales commissions to sales representatives. Some of the principal expenses attributable to our Products Segment, such as a portion of the costs related to labor, utilities and other support services are fixed and must be incurred in order to maintain our current production and construction capability, notwithstanding the revenues attributable to our Products Segment. As a result, the cost of revenues attributable to our Products Segment, expressed as a percentage of total revenues, fluctuates. To date, our management has made the strategic decision to maintain our production and construction capacity and, therefore, maintain the fixed cost component of the total costs attributable to our Products Segment at the current level. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of June 30, 2006, increased to $108.6 million from $70.5 million as of December 31, 2005. This increase is principally due to the combination of the $135 million net proceeds from our follow-on offering in April 2006 and an increase of $28.9 million in cash flow from operating activities, offset by the funding of capital expenditures and acquisitions and repayment of long-term debt to our parent and to third parties.

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

The cumulative effect of our adoption of SFAS No. 123R as of its adoption date by us (January 1, 2006), based on the awards outstanding as of December 31, 2005, is not material. We apply the modified prospective application transition method, as permitted under SFAS No. 123R. Under such transition method, upon the adoption of SFAS No. 123R on January 1, 2006, our consolidated financial statements for periods prior to the effective date have not been restated.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and applicable to our fiscal year ending December 31, 2006. The provisions of SFAS No. 151 are applied prospectively. The adoption by us of SFAS No. 151 effective January 1, 2006, did not have any impact on our results of operations and financial position.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces SFAS No. 133, Accounting for Derivative Instruments and Hedging

Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first year that begins after September 2006 (January 1, 2007 for us). We do not expect SFAS No. 155 to have a material impact on our results of operations and financial position in future periods.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 (January 1, 2007 for us). We are currently assessing the impact of FIN No. 48 and have not yet determined the impact that its adoption will have on our results of operations and financial position.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects, and (ii) fluctuation in revenues of our Products Segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per shared data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$48,767	$42,394	$92,500	$82,846
Products Segment	15,319	13,631	31,907	27,075
	64,086	56,025	124,407	109,921
Cost of revenues:
Electricity Segment	30,936	27,791	57,803	51,403
Products Segment	9,580	11,427	20,112	22,110
	40,516	39,218	77,915	73,513
Gross margin:
Electricity Segment	17,831	14,603	34,697	31,443
Products Segment	5,739	2,204	11,795	4,965
	23,570	16,807	46,492	36,408
Operating expenses:
Research and development expenses	890	714	1,663	1,094
Selling and marketing expenses	2,826	1,651	5,521	3,859
General and administrative expenses	4,404	2,975	9,088	6,602
Operating income	15,450	11,467	30,220	24,853
Other income (expense):
Interest income	2,347	1,075	3,462	1,885
Interest expense	(7,741)	(9,502)	(15,194)	(19,800)
Foreign currency translation and transaction gain (loss)	(69)	39	(77)	(44)
Other non-operating income	204	72	307	112
Income before income taxes, minority interest and equity in income of investees	10,191	3,151	18,718	7,006
Income tax provision	(2,156)	(1,154)	(4,070)	(2,634)
Minority interest in earnings of subsidiaries	(571)	—	(571)	—
Equity in income of investees	931	2,097	2,210	3,630
Net income	$8,395	$4,094	$16,287	$8,002
Earnings per share – basic and diluted	$0.24	$0.13	$0.49	$0.25
Weighted average number of shares used in computation of earnings per share:
Basic	35,105	31,563	33,343	31,563
Diluted	35,254	31,579	33,475	31,576

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	76.1%	75.7%	74.4%	75.4%
Products Segment	23.9	24.3	25.6	24.6
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity Segment	63.4	65.6	62.5	62.0
Products Segment	62.5	83.8	63.0	81.7
	63.2	70.0	62.6	66.9
Gross margin:
Electricity Segment	36.6	34.4	37.5	38.0
Products Segment	37.5	16.2	37.0	18.3
	36.8	30.0	37.4	33.1
Operating expenses:
Research and development expenses	1.4	1.3	1.3	1.0
Selling and marketing expenses	4.4	2.9	4.4	3.5
General and administrative expenses	6.9	5.3	7.3	6.0
Operating income	24.1	20.5	24.3	22.6
Other income (expense):
Interest income	3.7	1.9	2.8	1.7
Interest expense	(12.1)	(17.0)	(12.2)	(18.0)
Foreign currency translation and transaction gain (loss)	(0.1)	0.1	(0.1)	(0.0)
Other non-operating income	0.3	0.1	0.2	0.1
Income before income taxes, minority interest and equity in income of investees	15.9	5.6	15.0	6.4
Income tax provision	(3.4)	(2.1)	(3.3)	(2.4)
Minority interest in earnings of subsidiaries	(0.9)	0.0	(0.5)	0.0
Equity in income of investees	1.5	3.7	1.8	3.3
Net income	13.1%	7.3%	13.1%	7.3%

Comparison of the Three Months Ended June 30, 2006 and the Three Months Ended June 30, 2005

Total Revenues

Total revenues for the three months ended June 30, 2006 were $64.1 million, as compared with $56.0 million for the three months ended June 30, 2005, which represented a 14.4% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 15.0% and 12.4%, respectively, over the same period in 2005.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended June 30, 2006 were $48.8 million, as compared with $42.4 million for the three months ended June 30, 2005, which represented a 15.0% increase in such revenues. This increase is primarily attributable to the following: (i) the Puna project, whose revenues increased by $3.3 million mainly due to higher energy rates in the amount of $2.1 million and due to an increase in the capacity revenues in the amount of $1.2 million as a result of completion of drilling of two new geothermal wells in December 2005 and also by $0.4 million due to lease income resulting from the Puna refinancing; (ii) the inclusion for a full quarter of $3.6 million of revenues generated from the Zunil project in Guatemala, which was consolidated as of March 13, 2006, due to the acquisition of an additional 50.8% partnership interest, which increased the existing 21.0% ownership interest to 71.8%; and (iii) an increase of $0.9 million in the revenues from the Steamboat Complex as a result of the addition of the Burdette Project, whose construction was completed in November 2005 and commercial operation was declared on February 28, 2006. This increase was partially offset by the following: (i) a $0.6 million decrease due to lower availability of the well field at the Ormesa project; (ii) a $0.6 million decrease in the Heber project primarily due to a decrease in the ‘‘adder’’ (additional energy rate paid under the Heber 2 power purchase agreement); and (iii) a $0.9 million decrease in the Brady project due to both the shutdown on May 1, 2006, of the Desert Peak 1 power plant in order to tie in the Desert Peak 2 power plant and a failed generator in the second quarter of 2006 (which is currently back on line).

Products Segment

Revenues attributable to our Products Segment for the three months ended June 30, 2006 were $15.3 million, as compared with $13.6 million for the three months ended June 30, 2005, which represented a 12.4% increase in such revenues. This increase of $1.7 million in the three months ended June 30, 2006 is principally attributable to the usual quarterly fluctuations in the revenues generated from our Products Segment.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2006 was $40.5 million, as compared with $39.2 million for the three months ended June 30, 2005, which represented a 3.3% increase in total cost of revenues. The increase in cost of revenues is principally attributable to increased costs in our Electricity Segment during the second quarter of 2006, as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2006 and the three months ended June 30, 2005 were 63.2% and 70.0%, respectively. The decrease in percentage is principally attributable to the increased revenues in the Products Segment during the second quarter of 2006, as compared with the second quarter of 2005, while the fixed portion of our cost of revenues remained constant.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2006 was $30.9 million, as compared with $27.8 million for the three months ended June 30, 2005, which represented an 11.3% increase in total cost of revenues for such segment. This increase is primarily related to the Puna project due to an increase in lease expense of $0.7 million and additional costs of $0.4 million such as royalties and depreciation as a result of the increase in the revenues and the additional investments in the project completed at the end of 2005. Also, we had an increase of $0.9 million in cost of revenues for the three months ended June 30, 2006, attributable to the inclusion for a full quarter of the additional cost of revenues being generated by the Zunil project which was consolidated as of March 13, 2006. The remaining $1.1 million relates to major maintenance in our projects, which are performed in the ordinary course of business. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2006 (63.4%) was lower than the percentage for the three months ended June 30, 2005 (65.6%). The 2.2% decrease is primarily due to increased revenues in both the Puna project (as a result of higher energy rates and increased capacity) and the Zunil project (due to its consolidation as described above). Such increase was offset partially by the lease expense related to Puna, as well as the decrease in revenues from the Heber, Ormesa and Brady projects, as described above.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended June 30, 2006, was $9.6 million, as compared with $11.4 million for the three months ended

June 30, 2005, which represented a 16.2% decrease in total cost of revenues related to such segment. Such $1.8 million decrease in total cost of revenues for the three months ended June 30, 2006 resulted from a different product mix, as compared with the corresponding period in 2005. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the three months ended June 30, 2006 was 62.5% compared with 83.8% for the three months ended June 30, 2005. Such 21.3% decrease was primarily attributable to a 12.4% increase in our Products Segment revenues and due to a different product mix, while the fixed portion of our cost of product revenues, such as depreciation, expenses related to maintaining operations, utilities and property expenses, remained constant.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2006 were $0.9 million, as compared with $ 0.7 million for the three months ended June 30, 2005, which represented a 24.6% increase. Such increase reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2006 were $2.8 million, as compared with $1.7 million for the three months ended June 30, 2005, which represented a 71.2% increase in selling and marketing expenses, due primarily to the increase in revenues in our Products Segment and an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. Selling and marketing expenses for the three months ended June 30, 2006 constituted 4.4% of total revenues for such period, as compared with 2.9% for the three months ended June 30, 2005. Such increase is principally attributable to an increase in commissions and delivery costs relating to the Products Segment and an increase in personnel expenses and other administrative expenses, as described above, offset by the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2006 were $4.4 million, as compared with $3.0 million for the three months ended June 30, 2005, which represented a 48.0% increase in general and administrative expenses. Such increase is attributable to: (i) an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange; and (ii) an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. General and administrative expenses for the three months ended June 30, 2006 increased to 6.9% of total revenues for such period, from 5.3% for the three months ended June 30, 2005.

Interest Expense

Interest expense for the three months ended June 30, 2006 was $7.7 million, as compared with $9.5 million for the three months ended June 30, 2005, which represented a 18.5% decrease in such interest expense. The main reasons for such $1.8 million decrease are: (i) a $2.0 million interest capitalized to projects, due to the higher volume of construction in this quarter compared with $1.1 million in the same period last year; (ii) a $0.4 million decrease in interest expenses to our Parent; (iii) a $0.5 million decrease due to the issuance of the OrCal Senior Secured Notes on December 2005, which refinanced the Beal Bank loan with a lower interest rate. The interest rate of the Beal Bank Loan was LIBOR+5.125%, while the interest rate of OrCal Senior Secured Notes is 6.21% and the effective interest rate is 5.75%; (iv) a $0.2 million decrease in interest expenses in respect of the OFC's Senior Secured Notes due to principal repayments according to the amortization schedule; and (v) an increase of $0.2 million for the three months ended June 30, 2006, in the fair value of the interest rate caps which as of December 8, 2005 are no longer qualified for hedge accounting due to the repayment of the Beal Bank loan. The decrease was partially offset by an increase of $0.6 million in interest expenses for the three months ended June 30, 2006, attributable to the inclusion of interest expenses from the Zunil project, which was consolidated as of March 13, 2006.

Income Taxes

Income taxes for the three months ended June 30, 2006 and 2005 were $2.2 million and $1.2 million, respectively. The effective tax rates for the three months ended June 30, 2006 and 2005 were 21.2% and 36.6%, respectively. Our effective tax rate decreased in the three months ended June 30, 2006 compared with the same period last year due to: (i) a decrease of 3% in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.3 million; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006 to Ormat Systems according to which Ormat Systems was subject to lower income tax rates, which resulted in a tax benefit of $0.3 million; (iii) the absence of an income tax expense in respect of our Zunil project due to a tax credit of $0.3 million; and (iii) a production tax credit of $0.3 million in respect of our Burdette plant.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended June 30, 2006 was $0.9 million, as compared with $2.1 million for the three months ended June 30, 2005. Such decrease of $1.2 million was due to our 50% equity interest in the Mammoth project, whose revenues decreased because of lower generation as a result of higher than average temperatures for this season and whose cost of revenues increased mainly as a result of major maintenance. In addition, the decrease in our equity in income of investees was attributable to the consolidation of Orzunil as of March 13, 2006.

Net Income

Net income for the three months ended June 30, 2006 was $8.4 million, as compared with $4.1 million for the three months ended June 30, 2005, which represented a 105.1% increase. Net income as a percentage of our total revenues for the three months ended June 30, 2006 was 13.1%, as compared with 7.3% for the three months ended June 30, 2005. Such increase in net income was principally attributable to a $6.8 million increase in gross margin primarily due to the increase in total revenues, and a decrease in our net interest expense of $2.9 million, offset by a decrease of $1.2 million in equity in income of investees, a $2.8 million increase in operating expenses, a $1.0 million increase in our income tax provision and a $0.6 million increase in minority interest in earnings of subsidiaries due to the consolidation of the Zunil project. Net income for the three months ended June 30, 2006 reflects stock-based compensation related to stock options of $0.4 million.

Comparison of the Six Months ended June 30, 2006 and the Six Months ended June 30, 2005

Total Revenues

Total revenues for the six months ended June 30, 2006 were $124.4 million, as compared with $109.9 million for the six months ended June 30, 2005, which represented a 13.2% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 11.7% and 17.8%, respectively, over the same period in 2005.

Electricity Segment

Revenues attributable to our Electricity Segment for the six months ended June 30, 2006 were $92.5 million, as compared with $82.8 million for the six months ended June 30, 2005, which represented an 11.7% increase in such revenues. This increase is primarily attributable to the following: (i) the Puna project, whose revenues increased by $6.5 million mainly due to higher energy rates in the amount of $4.6 million and due to an increase in the capacity revenues in the amount of $1.9 million as a result of completion of drilling of two new geothermal wells in December 2005, and also by $1.1 million due to lease income resulting from the Puna refinancing; (ii) the inclusion of additional revenues in the amount of $3.6 million being generated from the Zunil project which was consolidated as of March 13, 2006; and (iii) an increase in the revenues from the Steamboat Complex of $1.7 million for the six months ended June 30, 2006, as a result of the addition of the Burdette

Project, whose construction was completed in November 2005 and commercial operation declared on February 28, 2006. The increase in revenues attributable to the Electricity Segment was partially offset by the following: (i) a $1.2 million decrease due to lower availability of the well field at the Ormesa project; (ii) a $1.4 million decrease in the Heber project, primarily due to a decrease in the ‘‘adder’’ (additional energy rate paid under the Heber 2 power purchase agreement); and (iii) a $0.9 million decrease in the Brady project due to both the shutdown on May 1, 2006 of the Desert Peak 1 power plant, which was replaced by the Desert Peak 2 power plant only in the second half of June 2006, and a failed generator in the second quarter of 2006 (which was repaired in the third quarter of 2006).

Products Segment

Revenues attributable to our Products Segment for the six months ended June 30, 2006 were $31.9 million, as compared with $27.1 million for the six months ended June 30, 2005, which represented a 17.8% increase in such revenues. This increase of $4.8 million in the six months ended June 30, 2006 is principally attributable to the usual quarterly fluctuations in the revenues generated from our Products Segment.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2006 was $77.9 million, as compared with $73.5 million for the six months ended June 30, 2005, which represented a 6.0% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2006 and the six months ended June 30, 2005 were 62.6% and 66.9%, respectively. The increase in cost of revenues is principally attributable to increased costs in our Electricity Segment during the first half of 2006. The decrease in cost of revenues as a percentage of total revenues is principally attributable to the increased revenues in the Products Segment during the first half of 2006, as compared with the first half of 2005, while the fixed portion of our cost of revenues remained constant.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2006 was $57.8 million, as compared with $51.4 million for the six months ended June 30, 2005, which represented a 12.5% increase in total cost of revenues for such segment. This increase is primarily related to the following: (i) the Puna project due to an increase in lease expense of $2.0 million and additional costs of $1.5 million such as royalties and depreciation as a result of the increase in the revenues and the additional investments in the project completed at the end of 2005; (ii) an increase of approximately $0.6 million in cost of revenues for the six months ended June 30, 2006, attributable to the Steamboat Complex, comprised mainly of depreciation and additional royalties related to the Burdette plant, which was added to the Steamboat Complex in November 2005; and (iii) an increase of $0.9 million in cost of revenues for the six months ended June 30, 2006, attributable to the inclusion of the additional cost of revenues generated by the Zunil project, which was consolidated as of March 13, 2006. The remaining $1.4 million in cost of revenues relates to major maintenance in our projects, which are performed in the ordinary course of business. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2006 (62.5%) was slightly higher than the percentage for the six months ended June 30, 2005 (62.0%).

Products Segment

Total cost of revenues attributable to our Products Segment for the six months ended June 30, 2006 was $20.1 million, as compared with $22.1 million for the six months ended June 30, 2005, which represented a 9.0% decrease in total cost of revenues related to such segment. Such $2.0 million decrease in total cost of revenues for the six months ended June 30, 2006 resulted from a different product mix, as compared with the corresponding period in 2005. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the six months ended June 30, 2006 was 63.0% compared with 81.7% for the six months ended June 30, 2005. Such 18.7% decrease was primarily attributable to a 17.8% increase in our Products Segment revenues and due to a different product mix, while the fixed portion of our cost of product revenues, such as depreciation, expenses related to maintaining operations, utilities and property expenses, remained constant.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2006 were $1.7 million, as compared with $1.1 million for the six months ended June 30, 2005 which represented a 52.0% increase in research and development expenses. Such increase reflects fluctuations in the period in which actual expenses were incurred and includes also an increase in research and development activities related to geothermal resource drillings. Grants received from the U.S. Department of Energy were offset against the related research and development expenses. Such grants amounted to $0.2 million and $0 during the six-month periods ended June 30, 2006 and 2005, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2006 were $5.5 million, as compared with $3.9 million for the six months ended June 30, 2005, which represented a 43.1% increase in selling and marketing expenses, due primarily to the increase in revenues in our Products Segment and an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. Selling and marketing expenses for the six months ended June 30, 2006 constituted 4.4% of total revenues for such period, as compared with 3.5% for the six months ended June 30, 2005. Such increase is principally attributable to an increase in commissions and delivery costs relating to the Products Segment and an increase in personnel expenses and other administrative expenses, as described above, offset by the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2006 were $9.1 million, as compared with $6.6 million for the six months ended June 30, 2005, which represented a 37.7% increase in general and administrative expenses. Such increase was principally attributable to: (i) an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange; and (ii) an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. General and administrative expenses for the six-month period ended June 30, 2006 included costs related to the initial implementation of internal controls and procedures required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses for the six months ended June 30, 2006 increased to 7.3% of total revenues for such period, from 6.0% for the three months ended June 30, 2005.

Interest Expense

Interest expense for the six months ended June 30, 2006 was $15.2 million, as compared with $19.8 million for the six months ended June 30, 2005, which represented a 23.3% decrease in such interest expense. The $4.6 million decrease is primarily attributable to: (i) a $4.0 million in interest capitalized to projects due to the higher volume of construction in this quarter compared with $1.6 million in the same period last year; (ii) a $0.9 million decrease in interest expenses to our Parent; (iii) a $1.1 million decrease in interest expense due to the refinancing of the Beal Bank loan with the OrCal Senior Secured Notes in December 2005. The interest rate of the Beal Bank Loan was LIBOR+5.125% while the interest rate of OrCal Senior Secured Notes is 6.21% and the effective interest rate is 5.75%; (iv) a $0.3 million decrease in interest expenses in respect of the OFC's Senior Secured Notes due to principal repayments according to the amortization schedule; and (v) an increase of $0.3 million for the six months ended June 30, 2006, in the fair value of the caps which as of December 8, 2005 are no longer qualified for hedge accounting due to the repayment of the Beal Bank loan. The decrease was partially offset by an increase of $0.6 million in interest expenses for the six months ended June 30, 2006, attributable to the inclusion of interest expenses from the Zunil project, which was consolidated as of March 13, 2006.

Income Taxes

Income taxes for the six months ended June 30, 2006 was $4.1 million, as compared with $2.6 million for the six months ended June 30, 2005. The effective tax rates for the six months ended June 30, 2006 and 2005 were 21.7% and 37.6%, respectively. Our effective tax rate decreased in the six months ended June 30, 2006 compared with the same period last year due to: (i) a decrease of 3% in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.4 million; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006 to Ormat Systems according to which Ormat Systems was subject to lower income tax rates effective as of January 1, 2004, which resulted in a tax benefit of $0.9 million; (iii) a production tax credit of $0.6 million in respect of our Burdette plant; and (iv) the absence of income tax expense in respect of our Zunil project, due to a tax credit of $0.3 million.

Equity in Income of Investees

Our participation in the income generated from our investees for the six months ended June 30, 2006 was $2.2 million, as compared with $3.6 million for the six months ended June 30, 2005. Such decrease of $1.4 million was due to our 50% equity interest in the Mammoth project, whose revenues decreased because of lower generation as a result of temperatures higher than the average for this season and whose cost of revenues increased mainly as a result of unplanned major maintenance. In addition, the decrease in our equity in income of investees was attributable to the shutdown of the Zunil project in the first quarter of 2006, due to the damage from a hurricane.

Net Income

Net income for the six months ended June 30, 2006 was $16.3 million, as compared with $8.0 million for the six months ended June 30, 2005, which represented a 103.5% increase. Net income as a percentage of our total revenues for the six months ended June 30, 2006 was 13.1%, as compared with 7.3% for the six months ended June 30, 2005. Such increase in net income was principally attributable to a $10.1 million increase in gross margin primarily due to the increase in total revenues, and a decrease in our net interest expense of $6.2 million, offset by a decrease of $1.4 million in equity in income of investees, a $4.7 million increase in operating expenses, a $1.4 million increase in our income tax provision and a $0.6 increase in minority interest in earnings of subsidiaries, due to the consolidation of the Zunil project. Net income for the six months ended June 30, 2006 reflects stock-based compensation related to stock options of $0.6 million.

Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective application transition method, which establishes accounting for share-based payment transactions in which a company obtains employee services in exchange for: (i) equity instruments of the company, or (ii) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for employee share based payment transactions using APB No. 25 and related interpretations and requires that such transactions be accounted for using the grant date fair value based method. SFAS No. 123R applies to all awards granted or modified after January 1, 2006 (the effective date). In addition, compensation cost for the unvested portion of previously granted awards that remain outstanding on the effective date shall be recognized on or after such date, as the related services are rendered, based on the awards’ grant date fair value as previously calculated for the pro forma disclosure under SFAS No. 123, Accounting for Stock-Based Compensation. We previously applied APB No. 25 and related interpretations and provided pro forma disclosure of SFAS No. 123.

During the three and six-month periods ended June 30, 2006, we recorded stock-based compensation related to stock options of $0.4 million and $0.6 million, respectively. As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $4.7 million and will be recognized over an estimated weighted average amortization period of 3.5 years.

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

On January 17, 2006, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on January 31, 2006. The shelf registration statement provides us with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of our company, from time to time for a period of three years, in one or more offerings up to a total dollar amount of $1 billion. The specifics of each offering are set out in a prospectus supplement filed with the Securities and Exchange Commission contemporaneously with each offering.

On April 10, 2006, we completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, pursuant to the abovementioned shelf registration statement. In addition, 525,000 shares were sold pursuant to the exercise of the underwriters’ over-allotment option. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $135.1 million.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (the parent company), which was amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more amounts not exceeding $150.0 million in aggregate. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% percent in dollars, which represented a rate of 7.5% for the advances made during 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of June 30, 2006, the outstanding balance of the loan was approximately $104.5 million compared to $121.1 million, as of December 31, 2005.

In addition to the above loan, pursuant to the terms of a capital note, as amended on September 20, 2004, Ormat Industries converted outstanding balances owed by us to Ormat Industries into a subordinated non-interest bearing loan in an amount equal to New Israeli Shekels (NIS) 240.0 million. At any time after November 30, 2007, upon demand by Ormat Industries, we will be required to repay the loan in full. The final maturity of the loan is December 30, 2009. In accordance with the terms of such note, we will not be required to repay any amount in excess of $50.7 million (using the exchange rate existing on the date of such note).

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

OrCal Geothermal Senior Secured Notes – Non-Recourse

On December 8, 2005, OrCal Geothermal Inc.(OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. We received net cash proceeds of approximately $161.1 million. Issuance costs of approximately $3.9 million have been included in deferred financing costs in the balance sheets. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance proceeds, and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2006, there were $160.7 million of OrCal Senior Secured Notes outstanding.

Ormat Funding. Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes is payable in semi-annual payments which commenced on June 30, 2006. The OFC Senior Secured Notes are collateralized by substantially all of the assets of Ormat Funding and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of Ormat Funding, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of Ormat Funding and its subsidiaries. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2006, OFC did not meet the ‘‘Debt Service Coverage Ratio’’ and therefore it is restricted from payment of dividends until it meets such ratio. As of June 30, 2006, there were $178.7 million of OFC Senior Secured Notes outstanding.

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

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) – Non-Recourse

Orzunil, a 71.8% owned subsidiary of the Company, has senior loan agreements with IFC and CDC, which are minority shareholders of Orzunil (see ‘‘Recent Developments’’ regarding our acquisition of the minority interest in Orzunil). The first loan from IFC, of which $7.5 million was outstanding as of June 30, 2006, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, of which $5.0 million was outstanding as of June 30, 2006, has a fixed annual interest rate of 11.730%, and matures on May 15, 2008. The loan from CDC, of which $9.4 million was outstanding as of June 30, 2006, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders.

Due to hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. As a result, Orzunil did not meet the ‘‘Debt Service Coverage Ratio’’ and with the consent of its Senior Lenders, Orzunil used cash on deposit in certain restricted accounts under these Senior Loans for purposes of working capital and a debt service payment installment.

Junior Subordinated Loans from IFC and CDC – Non-Recourse

Orzunil has junior subordinated loans with IFC and CDC, of which $0.4 million was outstanding as of June 30, 2006. The loans are uncollateralized and non-interest bearing and shall be repaid once subordinated loans granted to Orzunil by us are repaid.

Other Limited and Non-Recourse Debt

The Bank Hapoalim project finance debt, of which $12.7 million was outstanding as of June 30, 2006, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $6.4 million was outstanding as of June 30, 2006, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

New financing of our projects

Financing of the Amatitlan Project

Currently, we intend to finance the construction of the Amatitlan project in the third quarter of 2006. In connection with such financing, we signed a mandate letter with a local bank in Guatemala to obtain a construction loan with a term of up to two-years and a 10-year term loan in the total amount of approximately $41.0 million.

Financing of Phase II of Olkaria III Project

We have signed a mandate letter with a financial institution to arrange a long-term loan to finance the Olkaria III project. Further negotiations and loan documentation are pending the result of the discussions with Kenya Power & Lighting Co. Ltd. described in Note 8 to the financial statements.

Full-Recourse Debt

Our full-recourse third party debt includes an $8.0 million medium term loan from Bank Hapoalim, of which $2.0 million was outstanding as of June 30, 2006, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

In connection with our acquisition through Ormat Systems Ltd. of the power generation business from our parent, we entered into certain agreements with different banks. Only those agreements with each of Bank Hapoalim, Bank Leumi and Mizrahi Tefahot Bank remain. Under these agreements, in exchange for such banks’ release of our parent’s guarantee and a release of their security interest over the assets of our subsidiary, Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

We do not expect that any third party debt that we, or any of our subsidiaries, will incur in the future will be guaranteed by our parent.

Most of the loan agreements to which we or our subsidiaries are a party contain cross- default provisions with respect to other material indebtedness owed by us or them to any third party.

On February 15, 2006, our subsidiary, Ormat Nevada, entered into a $25.0 million credit agreement with Union Bank of California (UBOC). Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

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

As of June 30, 2006, two letters of credit with an aggregated stated amount of $12.2 million were issued and outstanding under this credit agreement.

Letters of Credit and Off-balance Sheet Arrangements

As described above under ‘‘Full-Recourse Debt’’, on February 15, 2006, our subsidiary Ormat Nevada entered into a credit agreement with Union Bank of California.

On June 30, 2004, our subsidiary, Ormat Nevada, entered into a Letter of Credit Agreement with Hudson United Bank (HUB), pursuant to which HUB agreed to issue one or more letters of credit in an aggregate face amount of up to $15.0 million. As of June 30, 2006 and December 31, 2005, no letters of credit were outstanding under the Letter of Credit Agreement. Under this Letter of Credit Agreement, in the event that HUB is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at one-month LIBOR plus 4.0%, and matures on the next expiration date of the Letter of Credit Agreement. There are various restrictive covenants under the Letter of Credit Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. Initially, our parent, Ormat Industries, was the obligor in respect of any reimbursement obligation on such letters of credit and we paid our parent a guarantee fee and were responsible to reimburse our parent for any draw under these letters of credit. In connection with the acquisition transaction of the power generation business by Ormat Systems from our parent, we have assumed such letters of credit and are now the direct obligor of Bank Leumi and Bank Hapoalim on such letters of credit. As of June 30, 2006, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $34.3 million and $8.8 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $19.0 million and $7.6 million, respectively.

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

Dividend

The following are the dividends declared by the Company following its initial public offering:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
March 22, 2005	$0.03	April 4, 2005	April 18, 2005
May 10, 2005	$0.03	May 23, 2005	June 6, 2005
August 11, 2005	$0.03	August 22, 2005	September 1, 2005
November 9, 2005	$0.03	November 29, 2005	December 6, 2005
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006
August 6, 2006	$0.04	August 23, 2006	August 30, 2006

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$28,927	$102,928
Net cash used in investing activities	(129,822)	(36,909)
Net cash provided by (used in) financing activities	98,655	(55,545)
Net increase (decrease) in cash and cash equivalents	(2,240)	10,474

For the six months ended June 30, 2006

Net cash provided by operating activities for the six months ended June 30, 2006 was $28.9 million, as compared with net cash provided by operating activities of $102.9 million for the six months ended June 30, 2006. Such net decrease of $74.0 million resulted primarily from the prepaid lease payment of $78.6 million in the six months ended June 30, 2005 pursuant to the leverage lease transaction of the Puna project (less $3.3 million deferred costs related to such lease transaction) and by a decrease of $6.2 million in accounts payable and accrued expenses for the six months ended June 30, 2006 as compared with an increase of $7.2 million for the six months ended June 30, 2005 due to the timing of payments to suppliers and service providers. The decrease was offset by an increase in the operating activities as a result of additional revenues being generated from the Puna Project due mainly to higher energy rates and higher capacity revenues due to completion of drilling of two new geothermal wells in December 2005, and additional revenues being generated from the Steamboat Complex, as a result of the completion of the Burdette plant, which announced the beginning of commercial operation on February 28, 2006.

Net cash used in investing activities for the six months ended June 30, 2006 was $129.8 million, as compared with $36.9 million used in investing activities for the six months ended June 30, 2005. The principal factors that affected our cash flow used in investing activities during the first half of 2006 were capital expenditures of $80.0 million primarily for our power facilities under construction, $15.4 million used in the acquisition of additional 50.8% of the Zunil project in Guatemala and by $40.3 million increase in marketable securities derived from the follow-on offering proceeds. The principal factors that affected the cash flow used in investing activities for the six months ended June 30 2005 were capital expenditures of $48.8 million primarily for our power facilities under construction. Such expenditures were offset by a decrease of $31.5 million in marketable securities, of which $20.8 million was allocated to restricted cash.

Net cash provided by financing activities for the six months ended June 30, 2006 was $98.7 million, as compared with $55.5 million used in financing activities for the six months ended June 30, 2005. The principal factors that affected the cash flow provided by financing activities during the six months ended June 30, 2006 were the proceeds from the follow-on offering of $135.1 million, offset by the repayment of short-term and long-term debt in the amount of $16.7 million, the repayment of debt to our parent in the amount of $16.6 million and the payment of a dividend to our shareholders in the amount of $2.4 million. The principal factors that affected the cash flow used in financing activities for the six months ended June 30, 2005 were the repayment of short-term and long-term debt in the amount of $31.1 million, the repayment of debt to our parent in the amount of $19.6 million and the payment of a dividend to our shareholders in the amount of $4.4 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $15.0 million for the next two years for investment in buildings, machinery and equipment including drilling equipment.

To the extent not otherwise described below, we expect that the following enhancements of our existing power plants will initially be funded from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level. We currently do not contemplate obtaining any new loans from our parent company.

Mammoth Project.    Mammoth-Pacific, L.P. completed the drilling activities at the Mammoth project, which we believe will result in an increase in the output of the project by 4 MW. The new wells were recently connected to the plant. We have a 50% equity holding in Mammoth-Pacific L.P.

Heber Complex.    Substantial completion of the construction program at the Heber projects was achieved in the second quarter. The Gould plants are now in commercial operation, delivering energy to Southern California Power Public Authority (SCPPA) under the power purchase agreement with SCPPA, although the final field optimization is still in process.

Ormesa Project.    We have completed the drilling of four additional wells at the Ormesa project. Three wells are already connected to the power plant and the fourth well’s connection to the power plant will be completed in the third quarter of 2006. We are in the process of adding additional OEC units, and increase the output of the project by an estimated 10 MW. We estimate that such enhancements will be completed by the end of the fourth quarter of 2006 or early 2007. We are currently in negotiations with Southern California Edison for the sale of an additional 10 MW.

Desert Peak 2 Project.    The mechanical completion of the power plant was achieved by the end of the second quarter of 2006, as scheduled, but the start up and commissioning of the project is taking longer than expected. We currently cannot ascertain the output that the projects will achieve, but we know it will be less than the originally expected 15 MW. We cannot currently estimate the exact completion date, which is expected in the second half of 2006.

Galena 2 Project (formerly Desert Peak 3 Project).    We are planning to construct the Galena 2 power plant in the Steamboat complex, which will supply electricity under the Galena 2 power purchase agreement. We completed the drilling of the wells and started plant construction. We estimate that the construction of the Galena 2 project will be completed by the end of 2006 or the beginning of 2007.

Amatitlan Project.    Construction of the Amatitlan 20 MW project is in progress and is scheduled to be completed in 2006.

OREG 1 Project.    We are in the final stage of the construction of four 22 MW plants of this recovered energy project; we completed the construction of one plant and we expect to complete the construction of the other three plants in the third quarter of 2006.

Phase II of Olkaria III Project.    In connection with Phase II of Olkaria III project, we completed the drilling of the wells and are currently producing a conceptual design of the power plant of 35 MW.

OrSumas Project.    This recovered energy 5 MW project is scheduled to be completed in the last quarter of 2007 or the first quarter of 2008.

Steamboat Hills.    We plan to add 5 MW to the Steamboat Hills project through the construction of OEC units. We expect the construction to be completed by the end of 2006 or the beginning of 2007.

Puna.    An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect that such enhancement program will be completed in 2008 and are currently in negotiation of the power purchase agreement for that addition.

Momotombo.    We plan to add approximately 5 MW to the Momotombo project through wells rework during 2006.

Heber South (formerly Imperial Valley).    We are currently developing the Heber South project, a 10 MW power plant, which will be located in the Heber known geothermal resource area. The construction activity is expected to include the drilling of production and injection wells and the construction of an OEC unit. We expect the construction to be completed by the end of 2007 or the beginning of 2008.

Galena 3.    We are currently developing the Galena 3 project, which will deliver between 15 MW to 25 MW of power generation under a 20-year power purchase agreement with Sierra Pacific Power Company. We expect the construction to be completed by the end of 2007 or the beginning of 2008.

Below is a table, which summarizes the estimated investments for the projects listed above (in millions):

Project Name	Estimated Investment	Invested as of June 30, 2006	Balance
Ormesa	$51.5	$28.8	$22.7
Galena 2	27.9	11.7	16.2
Amatitlan	32.1	26.0	6.1
OREG 1	37.2	31.4	5.8
OrSumas	11.0	—	11.0
Steamboat Hills	10.0	1.9	8.1
Puna	23.1	0.6	22.5
Momotombo	5.0	0.5	4.5
Total	$197.8	$100.9	$96.9
Phase II of Olkaria III	$60.0 to $80.0
Galena 3	Not yet finalized
Heber South	Not yet finalized

In addition to the above projects, we plan to start other construction and enhancement of additional projects, including exploration work, for a total amount of approximately $15 million.

Other than the enhancements and new projects described above, and new projects that we may develop under new bids, we do not anticipate any other material capital expenditures in the near term for any of our operating projects, other than ordinary maintenance requirements and major maintenance, which we typically fund with internally generated cash.

Exposure to Market Risks

One market risk to which power plants are typically exposed is the volatility of electricity prices. However, our exposure to such market risk is limited currently because our long-term power purchase agreements have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2012, the energy payments under the power purchase agreements for the Heber 1 and 2 projects, the Ormesa project and the Mammoth project will be determined by reference to the relevant power purchaser’s short run avoided costs. The Puna project is currently benefiting from energy prices which are higher than the floor under the Puna power purchase agreement, as a result of the high fuel costs that impact Hawaii Electric Light Company’s avoided costs. In addition, under certain of the power purchase agreements for our projects in Nevada, the price that Sierra Pacific Power Company pays for energy and capacity is based upon California-Oregon border power market pricing.

As of June 30, 2006, 97.2% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility. As of such date, 2.8% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of June 30, 2006, $14.7 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the new Israeli shekel (NIS). Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can arise when the currency-denomination of a particular contract is not the U.S. dollar. All of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contacts from time to time contemplate costs which are incurred in local currencies. For example, in February 2005 we signed a contract in the amount of approximately $26.9 million (including change orders signed subsequently) for construction of a power plant which is denominated in Euros. A substantial portion of such contract will be matched by costs denominated in Euros. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. In the past, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits and Auctioned Rate Securities (deposits of entities with a minimum investment grade rating of AA (by Standard & Poor’s Ratings Services)).

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

Southern California Edison accounted for 31.1% and 38.6% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 29.7% and 36.1% of our total revenues for the six months ended June 30, 2006 and 2005, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 12.5% and 14.0% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 14.3% and 15.4% of our total revenues for the six months ended June 30, 2006 and 2005, respectively.

Hawaii Electric Light Company accounts for 16.2% and 12.7% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 17.1% and 13.5% of our total revenues for the six months ended June 30, 2006 and 2005, respectively.

The two electric distribution companies, which are assignees of Empresa Nicaraguense de Electricidad, accounted for 4.6% and 5.2% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 4.9% and 5.5% of our total revenues for the six months ended June 30, 2006 and 2005, respectively.

Kenya Power & Lighting Co. Ltd. accounted for 4.1% and 4.6% of our total revenues for the three months ended June 30, 2006 and 2005, respectively, and 4.2% and 4.7% of our total revenues for the six months ended June 30, 2006 and 2005, respectively.

Guatemala’s Instituto Nacional de Electrificacion accounted for 5.7% and 2.9% of our total revenues for the three and six months ended June 30, 2006, respectively.

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

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation as of June 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC’s rules and instructions for Form 10-Q.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

None.

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the quarterly period ending June 30, 2006 from those previously reported in Part II Item 1 of Form 10-Q for the quarterly period ending March 31, 2006, except as noted below.

We are a party in a third-party complaint originally filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the Henrys) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (MPSG). We entered into a supply contract with MPSG dated as of December 29, 2003, under which we were retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (Basin). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy adversary proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against us, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against us for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, we filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. The Company filed a motion to dismiss the Henrys' claims on January 31, 2006. Basin filed an Amended Complaint in the bankruptcy proceeding, consolidating the causes of action it brought in the North Dakota lawsuit, on March 21, 2006. In their answer to Basin’s Amended Complaint, the Henrys raised the same third party claims against the Company. On May 11, 2006, the Bankruptcy Court entered an order denying the Company’s motion to dismiss the Henrys' claims against it, but staying the Henrys’ litigation against the Company pending the resolution of Basin’s alter ego claims against the Henrys. In its answer to Basin’s Amended Complaint, MPSG asserted third party claims against the Company similar to those claims raised by the Henrys. We believe that we have no liability to the Henrys or to MPSG and intend to defend vigorously against the Henrys’ and MPSG’s claims in the bankruptcy proceeding.

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

There were no unregistered sales of equity securities of the Company during the second fiscal quarter of 2006.

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

The results of the votes are as follows:

Prosposal	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Votes
Election of Director Yehudit Bronicki	28,237,962	1,207,914	N/A	N/A
Election of Director Jacob J. Worenklein	29,390,357	55,519	N/A	N/A
Election of Director Elon Kohlberg	29,405,867	40,009	N/A	N/A
Ratification of Appointment of PricewaterhouseCoopers LLP	29,416,950	26,147	2,778	-0-

The remaining four directors of the Company - Lucien Bronicki, Yoram Bronicki, Dan Falk and Roger W. Gale - continue to serve on the Company’s Board of Directors.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.		Document
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1		Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2		Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.6	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., filed herewith.
10	.1.7	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.10	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.11	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.12	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.13	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.14	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.15	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.16	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8		Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10.9		Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.3	Amendment No. 2 to Form of Executive Employment Agreement of Hezy Ram, filed herewith.
10.11		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, filed herewith.
10.14		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.15		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit No.	Document
10.16	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.18	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.19	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: August 7, 2006	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

(c)	EXHIBIT INDEX

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.6	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., filed herewith.
10.1.7	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.8	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.9	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.10	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.11	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.12	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.1.13	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.1.14	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.15	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.1.16	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
10.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.	Document
10.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.	Document
10.7	Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10.3	Amendment No. 2 to Form of Executive Employment Agreement of Hezy Ram, filed herewith.
10.11	Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12	Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.13.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.13.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, filed herewith.
10.14	Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit No.	Document
10.15	Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.16	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.18	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.19	Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.