Form 10-Q
period 2006-09-30
ORMAT TECHNOLOGIES, INC.
filed 2006-11-08
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to ‘‘Ormat’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, ‘‘our company’’, ‘‘Ormat Technologies’’ or ‘‘our’’ refer to Ormat Technologies, Inc. and its consolidated subsidiaries. The ‘‘OFC Senior Secured Notes’’ refers to the 8¼% Senior Secured Notes due 2020 that were issued in February 2004 by our subsidiary, Ormat Funding Corp. The ‘‘OrCal Senior Secured Notes’’ refers to the 6.21% Senior Secured Notes due 2020 that were issued in December 2005 by our subsidiary, OrCal Geothermal Inc.

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2006	December 31, 2005
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$19,856	$26,976
Marketable securities	60,018	43,560
Restricted cash, cash equivalents and marketable securities	45,444	36,732
Receivables:
Trade	42,360	33,515
Related entities	884	524
Other	4,135	2,629
Inventories, net	5,880	5,224
Costs and estimated earnings in excess of billings on uncompleted contracts	8,625	8,883
Deferred income taxes	1,796	1,663
Prepaid expenses and other	6,768	3,256
Total current assets	195,766	162,962
Unconsolidated investments	38,984	47,235
Deposits and other	14,137	13,489
Deferred income taxes	7,270	5,376
Property, plant and equipment, net	613,844	491,835
Construction-in-process	145,064	128,256
Deferred financing and lease costs, net	16,331	17,412
Intangible assets, net	45,801	47,915
Total assets	$1,077,197	$914,480
Liabilities and Stockholders' Equity
Current liabilities:
Short-term bank credit	$—	$3,996
Accounts payable and accrued expenses	60,919	50,048
Billings in excess of costs and estimated earnings on uncompleted contracts	7,707	12,657
Current portion of long-term debt:
Limited and non-recourse	8,335	2,888
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	24,090	23,754
Due to Parent, including current portion of notes payable to Parent	33,386	32,003
Total current liabilities	135,437	126,346
Long-term debt, net of current portion:
Limited and non-recourse	24,334	11,252
Full recourse	1,000	2,000
Senior secured notes (non-recourse)	315,280	324,645
Notes payable to Parent, net of current portion	123,555	140,162
Other liabilities	—	1,309
Deferred lease income	79,554	81,569
Deferred income taxes	27,024	22,004
Liabilities for severance pay	13,018	11,409
Asset retirement obligation	13,201	11,461
Total liabilities	732,403	732,157
Minority interest in net assets of subsidiaries	64	64
Commitments and contingencies (Notes 5, 6 and 10)
Stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 35,587,496 and 31,562,496 shares issued and outstanding, respectively	35	31
Additional paid-in capital	260,080	124,008
Unearned stock-based compensation	—	(153)
Retained earnings	82,256	55,824
Accumulated other comprehensive income	2,359	2,549
Total stockholders' equity	344,730	182,259
Total liabilities and stockholders' equity	$1,077,197	$914,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Electricity:
Energy and capacity	$33,823	$30,042	$87,845	$80,009
Lease portion of energy and capacity	21,908	20,772	59,043	53,363
Lease income	671	571	2,014	859
Total electricity	56,402	51,385	148,902	134,231
Products:
Related party	—	5,684	3,503	6,288
Other	21,446	12,221	49,850	38,692
Total products	21,446	17,905	53,353	44,980
Total revenues	77,848	69,290	202,255	179,211
Cost of revenues:
Electricity:
Energy and capacity	22,194	17,277	59,736	53,332
Lease portion of energy and capacity	8,814	7,350	26,454	22,083
Lease expense	1,311	1,228	3,932	1,843
Total electricity	32,319	25,855	90,122	77,258
Products	13,157	12,073	33,269	34,183
Total cost of revenues	45,476	37,928	123,391	111,441
Gross margin	32,372	31,362	78,864	67,770
Operating expenses:
Research and development expenses	826	777	2,489	1,871
Selling and marketing expenses	2,410	1,934	7,931	5,793
General and administrative expenses	4,270	3,388	13,358	9,990
Operating income	24,866	25,263	55,086	50,116
Other income (expense):
Interest income	1,443	1,370	4,905	3,255
Interest expense:
Parent	(2,003)	(2,753)	(6,364)	(8,015)
Other	(8,018)	(7,844)	(22,893)	(24,013)
Less – amount capitalized	1,674	1,586	5,716	3,217
Foreign currency translation and transaction losses	(933)	(21)	(1,010)	(65)
Other non-operating income	65	53	372	165
Income before income taxes, minority interest, and equity in income of investees	17,094	17,654	35,812	24,660
Income tax provision	(4,342)	(6,977)	(8,412)	(9,611)
Minority interest in earnings of subsidiaries	(242)	—	(813)	—
Equity in income of investees	1,429	1,641	3,639	5,271
Net income	13,939	12,318	30,226	20,320
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(90)	1,742	(271)	1,168
Change in unrealized gains or losses on marketable securities available-for-sale	91	(70)	81	(35)
Comprehensive income	$13,940	$13,990	$30,036	$21,453
Earnings per share – basic and diluted	$0.39	$0.39	$0.89	$0.64
Weighted average number of shares used in computation of earnings per share:
Basic	35,588	31,563	34,100	31,563
Diluted	35,609	31,579	34,100	31,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(in thousands, except per share data)
Balance at December 31, 2005	31,563	$31	$124,008	$(153)	$55,824	$2,549	$182,259
Reversal of deferred stock based compensation	—	—	(153)	153	—	—	—
Share based compensation	—	—	1,176	—	—	—	1,176
Cash dividend declared, $0.11 per share	—	—	—	—	(3,794)	—	(3,794)
Issuance of shares of common stock in a follow-on public offering	4,025	4	135,049	—	—	—	135,053
Net income	—	—	—	—	30,226	—	30,226
Other comprehensive income, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments	—	—	—	—	—	(271)	(271)
Change in unrealized gains or losses on marketable securities available-for-sale	—	—	—	—	—	81	81
Balance at September 30, 2006	35,588	$35	$260,080	$—	$82,256	$2,359	$344,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$30,226	$20,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,881	27,385
Accretion of asset retirment obligation	712	575
Share-based compensation	1,176	—
Amortization of deferred lease income	(2,015)	(859)
Minority interest in earnings of subsidiaries	813	—
Equity in income of investees	(3,639)	(5,271)
Distributions from unconsolidated investments	2,920	4,558
Unrealized loss in respect of derivative instruments, net	358	—
Loss (gain) on severace pay fund asset	(643)	228
Deferred income tax provision	2,738	3,121
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(7,257)	(9,150)
Costs and estimated earnings in excess of billings on uncompleted contracts	258	(2,347)
Inventories	(656)	805
Prepaid expenses and other	(3,430)	(1,719)
Deposits and other	69	(389)
Accounts payable and accrued expenses	4,316	15,652
Due from/to related entities, net	(614)	1,968
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,950)	6,222
Other liabilities	(20)	(40)
Proceeds from operating lease transaction	—	78,600
Deferred lease transaction costs	—	(3,272)
Liabilities for severance pay	1,609	493
Due to Parent	1,376	—
Net cash provided by operating activities	55,228	136,880
Cash flows from investing activities:
Distributions from unconsolidated investments	2,000	1,020
Marketable securities, net	(16,451)	34,747
Net change in restricted cash, cash equivalents and marketable securities	(5,173)	(16,502)
Capital expenditures	(114,858)	(87,305)
Cash paid for acquisitions, net of cash received	(22,760)	—
Increase in severance pay fund asset, net	(432)	(242)
Repayment from unconsolidated investment	93	761
Net cash used in investing activities	(157,581)	(67,521)
Cash flows from financing activities:
Due to Parent, net	(16,600)	(18,421)
Repayments of short-term and long-term debt	(18,706)	(33,365)
Deferred debt issuance costs	(720)	(438)
Proceeds from follow-on public offering, net of issuance costs	135,053	—
Cash dividends paid	(3,794)	(5,347)
Net cash provided by (used in) financing activities	95,233	(57,571)
Net increase (decrease) in cash and cash equivalents	(7,120)	11,788
Cash and cash equivalents at beginning of period	26,976	36,750
Cash and cash equivalents at end of period	$19,856	$48,538
Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$5,314	$3,300
Increase in asset retirement cost and asset retirement obligation	$1,028	$—
Acquisition – See Note 5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 − BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements. Accordingly, they do not contain all information and notes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2006, consolidated results of operations for the three and nine-month periods ended September 30, 2006 and 2005 and consolidated cash flows for the nine-month periods ended September 30, 2006 and 2005.

The financial data and other information disclosed in these notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Certain comparative figures have been reclassified to conform to the current periods’ presentation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (‘‘U.S.’’) and in foreign countries. At September 30, 2006 and December 31, 2005, the Company had deposits totaling $12,525,000 and $9,889,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At September 30, 2006 and December 31, 2005, the Company’s deposits in foreign countries amounted to approximately $13,987,000 and $11,935,000, respectively. The Company’s uninsured balance of cash investments at September 30, 2006 and December 31, 2005 was $112,792,000 and $93,383,000, respectively.

At September 30, 2006 and December 31, 2005, accounts receivable related to operations in foreign countries amounted to approximately $15,257,000 and $11,017,000, respectively. At September 30, 2006 and December 31, 2005 accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 60% and 59% of the Company’s accounts receivable, respectively.

Southern California Edison Company (‘‘SCE’’) accounted for 36.0% and 41.3% of the Company’s total revenues for the three months ended September 30, 2006 and 2005, respectively, and 31.8% and 38.1% of the Company’s total revenues for the nine months ended September 30, 2006 and 2005,

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 9.2% and 9.9% of the Company’s total revenues for the three months ended September 30, 2006 and 2005, respectively, and 12.4% and 13.3% of the Company’s total revenues for the nine months ended September 30, 2006 and 2005, respectively.

Hawaii Electric Light Company accounted for 13.1% and 15.0% of the Company’s total revenues for the three months ended September 30, 2006 and 2005, respectively, and 15.6% and 13.9% of the Company’s total revenues for the nine months ended September 30, 2006 and 2005, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 − NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R (Revised 2004) − Share-Based Payments

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

SFAS No. 151 − Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during the fiscal year beginning after June 15, 2005 (January 1, 2006 for the Company). The provisions of SFAS No. 151 are applied prospectively. The adoption by the Company of SFAS No. 151, effective January 1, 2006, did not have any impact on its results of operations and financial position.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SFAS No. 154 − Accounting Changes and Error Corrections

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

EITF Issue No. 04-5 − Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights

In June 2005, the FASB issued Emerging Issues Task Force (‘‘EITF’’) Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF Issue No. 04-5 provides guidance in determining whether a general partner controls a limited partnership and therefore should consolidate the limited partnership. EITF Issue No. 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership and that the presumption may be overcome if the limited partners have either: (i) the substantive ability to dissolve or liquidate the limited partnership or otherwise remove the general partner without cause, or (ii) substantive participating rights. The effective date for applying the guidance in EITF Issue No. 04-5 was: (i) June 29, 2005 for all new limited partnerships and existing limited partnerships for which the partnership agreement was modified after that date, and (ii) no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005 (January 1, 2006 for the Company), for all other limited partnerships. The adoption by the Company of EITF Issue No. 04-5, effective January 1, 2006, did not have any impact on the Company’s consolidated financial statements.

SFAS No. 155 − Accounting for Certain Hybrid Financial Instruments

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

FIN No. 48 − Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109

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

EITF Issue No. 06-3 − How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)

In June 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The requirements of EITF Issue No. 06-3 apply to any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. Examples of taxes subject to Issue No. 06-3 include sales, use, value added, and some excise taxes. EITF Issue No. 06-3 excludes taxes that are assessed on gross receipts or that are imposed during the process of obtaining inventory. Companies will be required to disclose their accounting policy regarding the presentation of taxes subject to EITF Issue No. 06-3, and the amounts of such taxes that are included in income on a gross basis, if those amounts are significant. EITF Issue No. 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006 (January 1, 2007 for the Company). The Company does not expect EITF Issue No. 06-3 to have an impact on its financial statements in future periods.

SFAS No. 157 − Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of SFAS No. 157, and has not yet determined the impact that its adoption will have on its results of operations and financial position.

SFAS No. 158 − Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end financial statements. As the Company does not have a defined benefit postretirement plan, SFAS No. 158 will not have any impact on its results of operations and financial position.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SAB No. 108 − Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (‘‘SAB No. 108’’). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year’s misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006 (December 31, 2006 for the Company). The Company is currently assessing the impact of SAB No. 108, and does not believe that its adoption will have a material impact on its results of operations and financial position.

NOTE 3 − EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stock shareholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted in November 2004, in November 2005 and in April 2006 and whose dilutive effect on the earnings per share for the three and nine-month periods ended September 30, 2006 and 2005 is immaterial. The stock options granted to employees of the Company in Ormat Industries Ltd. (the ‘‘Parent’’) stock are not dilutive to the Company’s earnings per share.

NOTE 4 − INVENTORIES

Inventories consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Raw materials and purchased parts for assembly	$3,429	$1,521
Self-manufactured assembly parts and finished products	2,451	3,703
Total	$5,880	$5,224

NOTE 5 − ACQUISITIONS AND UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
Orzunil:
Investment	$—	$3,807
Advances	—	3,712
	—	7,519
Mammoth	33,110	34,240
OLCL	5,874	5,476
Total	$38,984	$47,235

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

The Company’s 21.0% ownership interest in Orzunil prior to the abovementioned acquisition was accounted for under the equity method of accounting as the Company had the ability to exercise significant influence, but not control, over Orzunil. As a result of the acquisition of the additional 50.8% interest in Orzunil, the financial statements of Orzunil have been consolidated with the Company’s financial statements effective March 13, 2006.

On August 16, 2006, the Company completed the acquisition from each of CDC Group plc (‘‘CDC’’) and International Finance Corporation (‘‘IFC’’), both of which are the Zunil Project’s senior lenders, a 14.1% ownership interest in Orzunil (for a total of 28.2%), thereby increasing the Company’s then existing 71.8% ownership interest to 100%. The total purchase price of both acquisitions was $7.4 million, including acquisition costs of approximately $0.9 million.

The abovementioned acquisitions have been accounted for under the purchase method of accounting and the acquired assets are being depreciated over their estimated useful lives of 13.5 years. The purchase prices of all the abovementioned acquisitions ($22.8 million) have been allocated based on management’s preliminary fair value estimates as follows:

(in thousands)
Cash and cash equivalents	$8
Restricted cash	3,408
Accounts receivable assumed	3,176
Property, plant and equipment	47,871
Accounts payable and other liabilities assumed	(1,241)
Long-term loans assumed (including current portion)	(23,210)
30,012
Less: the Company's investment prior to acquisition	(7,244)
Total purchase price allocation	$22,768

The Company has not yet completed the allocation of the purchase price for the abovementioned acquisitions as the valuation of assets and liabilities is not yet complete. Such valuation will be finalized in the fourth quarter of 2006. The Company does not believe that the valuation will materially modify the preliminary purchase price allocation.

The revenues of Orzunil and the Company’s share in the net income of Orzunil was $3,532,000 and $1,223,000, respectively, for the three months ended September 30, 2006 and $7,169,000 and $1,890,000, respectively, for the period from March 13, 2006 to September 30, 2006.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Mammoth Project

The Company has a 50% interest in the Mammoth Project, which is comprised of three geothermal power plants, located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference is being amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (‘‘O&M’’) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	September 30, 2006	December 31, 2005
	(in thousands)
Condensed balance sheets:
Current assets	$4,924	$7,430
Non-current assets	81,789	82,550
Current liabilities	710	1,114
Non-current liabilities	3,807	3,708
Partners' Capital	82,196	85,158

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Condensed statements of operations:
Revenues	$11,496	$12,207
Gross margin	1,212	3,486
Net income	1,040	3,344
Company's equity in income of Mammoth:
50% of Mammoth net income	$520	$1,672
Plus amortization of basis difference	445	445
	965	2,117
Less income taxes	(367)	(804)
Total	$598	$1,313

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of OLCL are summarized below:

	September 30, 2006	December 31, 2005
	(in thousands)
Condensed balance sheets:
Current assets	$7,729	$7,972
Non-current assets	6,870	11,267
Current liabilities	6,167	6,083
Non-current liabilities	—	3,810
Stockholders' equity	8,432	9,346

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Condensed statements of operations:
Revenues	$10,367	$10,799
Gross margin	5,085	5,688
Net income	2,733	3,165
Company's equity in income of OLCL:
80% of OLCL net income	$2,186	$2,532
Plus amortization of deferred revenue on intercompany profit ($1.0 million unamortized balance at September 30, 2006)	1,129	789
Total	$3,315	$3,321

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 − LONG-TERM DEBT

Long-term debt consists of obligations payable under the following agreements:

	September 30, 2006	December 31, 2005
	(in thousands)
Limited and non-recourse agreements:
Non-recourse agreement:
Senior loans:
International Finance Corporation Loan A	$7,233	$—
International Finance Corporation Loan B	4,471	—
Commonwealth Development Corporation Loan	8,991	—
Limited recourse agreement:
Credit facility agreement	11,974	14,140
	32,669	14,140
Less current portion	(8,335)	(2,888)
Total	$24,334	$11,252
Full recourse agreements with a bank	$2,000	$3,000
Less current portion	(1,000)	(1,000)
Total	$1,000	$2,000
Senior Secured Notes (non recourse):
Ormat Funding Corp. (‘‘OFC’’)	$178,693	$183,399
OrCal Geothermal Inc. (‘‘OrCal’’)	160,677	165,000
	339,370	348,399
Less current portion	(24,090)	(23,754)
Total	$315,280	$324,645

Senior Loans

International Finance Corporation (‘‘IFC’’) Loan A

Orzunil, a wholly owned subsidiary of the Company, has a senior loan agreement with IFC, which was a minority shareholder of Orzunil (see also Note 5). The loan matures on November 15, 2011, and is payable in 47 quarterly installments ranging from $192,000 to $430,000. The loan has a fixed annual interest rate of 11.775%.

International Finance Corporation (‘‘IFC’’) Loan B

Orzunil has another senior loan agreement with IFC. The loan matures on May 15, 2008, and is payable in 32 quarterly installments ranging from $436,000 to $690,000. The loan has a fixed annual interest rate of 11.730%.

Commonwealth Development Corporation (‘‘CDC’’) Loan

Orzunil has a senior loan agreement with CDC, which was also a minority shareholder of Orzunil (see also Note 5). The loan matures on August 15, 2010, and is payable in 42 quarterly installments ranging from $348,000 to $675,000. The loan has a fixed annual interest rate of 10.300%.

There are various restrictive covenants under these Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. Due to hurricane activity, access roads and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

piping from the wells to the power plant in the Zunil Project were damaged and, consequently, the Project was not in operation from October 14, 2005 to March 10, 2006. As a result, Orzunil did not meet the historical ‘‘Debt Service Coverage Ratio’’ required and therefore, at present, distributions from the Project are restricted. Currently, Orzunil is in compliance with the required Debt Service Coverage Ratio and with all other covenants.

OFC Senior Secured Notes

On February 13, 2004, OFC, a wholly owned subsidiary, issued $190.0 million, 8¼% Senior Secured Notes (the ‘‘OFC Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million which have been included in deferred financing costs in the balance sheets. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC, and secured (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance policies of OFC and its subsidiaries. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. On June 30, 2006, OFC did not meet the ‘‘Debt Service Coverage Ratio’’ and therefore it was restricted from payment of dividends until it meets such ratio. Management believes that OFC is in compliance with all other covenants contained in the indenture governing the OFC Senior Secured Notes.

OFC may redeem the OFC Senior Secured Notes, in whole or in part, at any time at redemption price equal to the principal amount of the OFC Senior Secured Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a ‘‘make-whole’’ premium. Upon certain events, as defined in the indenture governing the OFC Senior Secured Notes, OFC may be required to redeem a portion of the OFC Senior Secured Notes at a redemption price ranging from 100% to 101% of the principal amount of the OFC Senior Secured Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

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

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account, which may be funded by cash or backed by letters of credit, in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current on the balance sheets. As of September 30, 2006 and December 31, 2005, the balance of such account was $0.8 million and $12.3 million, respectively, in cash. In addition, as of September 30, 2006 part of the restricted cash account was funded by a letter of credit in the amount of approximately $11.5 million (see Note 10).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

OrCal Senior Secured Notes

On December 8, 2005, OrCal, a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (the ‘‘OrCal Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million which have been included in deferred financing costs in the balance sheets. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance policies, and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. Management believes that OrCal is in compliance with the covenants contained in the indentures governing the OrCal Senior Secured Notes.

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

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account, with a required minimum balance, which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current in the balance sheets. As of September 30, 2006 and December 31, 2005, the balance of such account was $14.9 million and $9.5 million, respectively, in cash.

NOTE 7 − REFINANCING OF THE PUNA PROJECT

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

Pursuant to a 31-year head lease (the ‘‘Head Lease’’), PGV leased its geothermal power plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the ‘‘Deferred Lease Income’’). The total costs of the leased assets as of September 30, 2006 and December 31, 2005, amounted to $56.7million and $58.3 million, net of accumulated depreciation of $5.7 and $3.7 million, respectively. The unrelated company (the ‘‘Lessor’’) simultaneously leased-back the Puna Project to PGV under a 23-year lease (the ‘‘Project Lease’’). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a power purchase agreement between PGV and Hawaii Electric Light Company (‘‘HELCO’’). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related power purchase agreement have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds are included in the balance sheets as of September 30, 2006 and December 31, 2005 in restricted cash accounts and are classified as current as they are used to fund current payments.

Revenue account

PGV deposits all revenues received into the revenue account. Such amounts are used to pay operating expenses and fund the depository accounts as described below, but the funds are only available to PGV upon submission of draw requests by PGV to the bank. As such amounts are fully restricted to use by PGV, they have been classified as current restricted assets as the amounts are used to pay current operating expenses. As of September 30, 2006 and December 31, 2005, the balance of such account was $3.4 million and $3.5 million, respectively.

Lease rent reserve accounts

PGV maintains accounts to fund the next rent payment according to the payment schedule. As of September 30, 2006 and December 31, 2005, the balance of such accounts was $6.2 million and $2.3 million, respectively.

Well maintenance reserve account

PGV maintains a reserve account to fund well field works including the drilling of new wells. The reserve should be met on a monthly basis, in amounts equal to 1/12 of a scheduled annual contribution. As of September 30, 2006 and December 31, 2005, the balance of such account was $0.7 million and $0.5 million, respectively.

Capital expenditure account

PGV maintains an account to fund its capital expenditures. Deposits to this account are at PGV’s sole discretion, but no distributions are allowed to Ormat Nevada Inc., a wholly owned subsidiary of the Company that is the indirect parent of PGV, if the balance is less than $0.5 million. As of September 30, 2006 and December 31, 2005, the balance in this account was $0.5 million and $0, respectively.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to Ormat Nevada Inc. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of September 30, 2006 and December 31, 2005, the balance of such account was $4.8 million and $6.8 million, respectively. This amount can be distributed to Ormat Nevada Inc. currently and has been classified as current restricted assets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On April 20, 2005, the Company entered into a new treasury rate lock agreement with the same financial institution, at a locked-in treasury rate of 4.22%, with a notional amount of $52.0 million and originally scheduled to terminate on May 2, 2005. The new rate lock agreement’s termination date was extended until May 18, 2005 at a new locked-in treasury rate of 4.25%. The rate lock was based on a 10-year treasury security that matures on February 15, 2015. There was no consideration paid by either party as a result of the extension. On May 18, 2005, the Company paid the counterparty to the new rate lock agreement the amount of $762,000. This amount, net of related taxes of $290,000, is recorded as ‘‘Loss in respect of derivative instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’ and is amortized over the 23-year term of the Project Lease.

NOTE 8 − STOCK-BASED COMPENSATION

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Pro forma net income and earnings per share for the three and nine months ended September 30, 2005 was as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(In thousands, except per share data)
Net income, as reported	$12,318	$20,320
Add: Total stock-based employee compensation expense included in reported net income, net of tax	24	74
Deduct: Total stock-based employee compensation expense in respect of the Company's stock options determined under fair value based method, net of tax	(10)	(33)
Deduct: Total stock-based employee compensation expense in respect of the Parent's stock options determined under fair value based method, net of tax	(78)	(245)
Pro forma net income	$12,254	$20,116
Basic and diluted earnings per share:
As reported	$0.39	$0.64
Pro forma	$0.39	$0.64

Impact of the adoption of SFAS No. 123R

As stated above, the Company elected to adopt the modified prospective application method provided by SFAS No. 123R. Accordingly, during the three and nine months ended September 30, 2006, the Company recorded stock-based compensation costs totaling the amount that would have been recognized had the fair value method been applied since the effective date. Previously reported amounts have not been restated.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three and nine months ended September 30, 2006 the Company recorded stock-based compensation related to stock options as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(In thousands, except per share data)
Cost of Revenues	$239	$551
Selling and marketing expenses	116	255
General and administrative expenses	180	370
Total stock-based compensation expense	535	1,176
Tax effect on stock-based compensation expense	42	92
Net effect on stock-based compensation expense	$493	$1,084
Effect on basic and diluted earnings per share	$0.01	$0.03

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $4,167,000 which will be recognized over an estimated weighted average amortization period of 3.4 years.

Valuation Assumptions

The Company estimated the fair value of stock options granted since January 1, 2006, using the Black-Scholes option pricing formula. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. In the absence of enough historical information, the expected term was determined by the ‘‘simplified method’’ defined in Staff Accounting Bulletin No.107, giving consideration to the contractual term and vesting schedule. Since the Company does not have any traded stock options and was listed for trading on the New York Stock Exchange in November 2004, the Company’s expected volatility was calculated based on the Company’s historical volatility and for the period of time prior to the Company’s listing, the Company used the historical volatility of Ormat Industries Ltd. (the ‘‘Parent’’). There is a very high correlation between the stock behavior of the Company and its Parent. The dividend yield forecast is expected to be 20% of the Company’s yearly net profit, which is equivalent to a 0.54% yearly dividend rate. The risk free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term.

The Company calculated the fair value of each option on the date of grant using the following assumptions:

Nine Months Ended September 30, 2005
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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes the status of the 2004 Incentive Plan as of and for the nine months ended September 30, 2006 (shares in thousands):

		Weighted Average Exercise Price
	Shares
Outstanding at beginning of period	236	$15.54
Granted, at fair value	300	34.13
Exercised	—	—
Forfeited	(10)	16.67
Outstanding at end of period	526	26.11
Options exercisable at end of period	15	15.00
Weighted-average fair value of options granted during the period		$16.06

As of September 30, 2006, 724,400 shares of the Company’s common stock are available for future grants.

As to grants made subsequent to September 30, 2006, see Note 14.

The following table summarizes information about stock options outstanding at September 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
$15.00	201	8.1	$3,579	15	8.1	$266
20.10	25	8.1	316	—	—	—
34.13	300	9.5	—	—	—	—
	526	8.9	$3,895	15	8.1	$266

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $32.72 as of September 30, 2006, which would have potentially been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 15,000.

No options were exercised during the nine-month periods ended September 30, 2006 and 2005.

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

As of September 30, 2006, no shares of the Parent’s ordinary shares are available for future grants.

The following table summarizes the status of the Parent’s Plans as of and for the nine months ended September 30, 2006 (shares in thousands):

		Weighted Average Exercise Price
	Shares
Outstanding at beginning of period	1,747	$2.42
Exercised	(374)	1.73
Expired	(32)	2.26
Forfeited	(41)	2.98
Outstanding at end of period	1,300	2.60
Options exercisable at end of period	514	$2.14

The following table summarizes information about stock options outstanding at September 30, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
$1.41	211	0.5	$1,813	211	0.5	$1,813
1.75	510	1.5	4,213	170	1.5	1,404
3.78	579	2.6	3,610	133	2.6	832
	1,300	1.8	$9,636	514	1.3	$4,049

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Parent’s stock price of $10.02 as of September 30, 2006, which would have potentially been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of September 30, 2006 was 513,857.

The total pretax intrinsic value of options exercised during the nine months ended September 30, 2006 was $2,619,000 based on the Parent’s average stock price of $8.65 during the nine months ended September 30, 2006.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 − BUSINESS SEGMENTS

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(in thousands)
Three Months Ended September 30, 2006
Net revenues from external customers	$56,402	$21,446	$77,848
Intersegment revenues	—	12,396	12,396
Operating income	19,246	5,620	24,866
Segment assets at period end	1,024,521	52,676	1,077,197
Three Months Ended September 30, 2005
Net revenues from external customers	$51,385	$17,905	$69,290
Intersegment revenues	—	23,813	23,813
Operating income	21,586	3,677	25,263
Segment assets at period end	877,250	47,866	925,116
Nine Months Ended September 30, 2006
Net revenues from external customers	$148,902	$53,353	$202,255
Intersegment revenues	—	48,148	48,148
Operating income	42,955	12,131	55,086
Segment assets at period end	1,024,521	52,676	1,077,197
Nine Months Ended September 30, 2005
Net revenues from external customers	$134,231	$44,980	$179,211
Intersegment revenues	—	45,539	45,539
Operating income	45,151	4,965	50,116
Segment assets at period end	877,250	47,866	925,116

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Operating income	$24,866	$25,263	$55,086	$50,116
Interest expenses, net	(7,837)	(7,662)	(19,646)	(25,621)
Non-operating income and other, net	65	53	372	165
Total consolidated income before income taxes, minority interest,and equity in income of investees	$17,094	$17,654	$35,812	$24,660

NOTE 10 − COMMITMENTS AND CONTINGENCIES

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $22.1 million and $25.4 million at September 30, 2006 and December 31, 2005, respectively (out of these amounts, letters of credit totaling $5.1 million at December 31, 2005 have been obtained by the Parent on behalf of the Company). Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

LOC Agreement

A subsidiary of the Company had a letter of credit and loan agreement (‘‘LOC Agreement’’) with Hudson United Bank (‘‘HUB’’) pursuant to which HUB agreed to issue one or more letters of credit for an aggregate amount of up to $15.0 million. The LOC Agreement terminates on June 30, 2007 but is automatically extended for successive one-year periods unless notice is provided by either the Company or HUB to the contrary. In the event that HUB is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts into a loan, bearing interest at 3-month LIBOR plus 4.0%, to be repaid in equal installments at the end of each of the next four quarters. There are various restrictive covenants in the LOC Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio. Management believes that as of September 30, 2006, the Company was in compliance with the covenants under the LOC Agreement. As of September 30, 2006 and December 31, 2005, no letters of credit were outstanding under the LOC Agreement.

Credit Agreement

On February 15, 2006, a subsidiary of the Company entered into a $25.0 million credit agreement (‘‘Credit Agreement’’) with Union Bank of California (‘‘UBOC’’). Under the Credit Agreement, the Company can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the Credit Agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the Credit Agreement as parties thereto. In connection with this transaction, the Company has entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee the subsidiary’s obligations under the Credit Agreement. The subsidiary’s obligations under the Credit Agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets. There are various restrictive covenants under the Credit

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios. Management believes that as of September 30, 2006, the Company was in compliance with the covenants under the Credit Agreement.

As of September 30, 2006, two letters of credit with an aggregated stated amount of $12.2 million were issued and outstanding under the Credit Agreement.

Phase II of the Olkaria III Project in Kenya

As of September 30, 2006 and December 31, 2005 the Company had incurred approximately $21.6 million (included in construction-in-process) in connection with the construction of Phase II of the Olkaria III project in Kenya. Upon completion of the project, the Company expects Phase II to add 35 MW in generating capacity to the current Olkaria III project. Under the prior documentation for the Olkaria III project, the Company’s subsidiary was required to construct Phase II and to reach commercial operations by May 31, 2007, in order to avoid financial penalties, or by April 17, 2008, at the latest, to avoid termination of the entire power purchase agreement. On October 30, 2006, the Company completed negotiations with Kenya Power & Lighting Co. Ltd. (‘‘KPLC’’), the Kenyan parastatal electricity transmission and distribution company, and agreed to amend the project documentation towards construction of Phase II of the Olkaria III project. Execution of the amended documentation and commencement of construction of Phase II remains subject to the fulfillment of certain conditions precedent, including the approvals from the Kenyan regulator, the Electricity Regulatory Board. The principal points of the amendments include: (i) the revision of the terms and size of the anticipated commercial security from KPLC; (ii) the adjustment of the construction and completion timetable for the phase II to 20.5 months following the completion of all the conditions precedent; and (iii) the reduction of the original tariff payments. Management believes that the project will be completed in the required timeframe. If the Company does not complete the construction of Phase II by the required date, the Company may lose some or all of its investment in construction-in-process relating to Phase II.

Contingencies

Steamboat Geothermal LLC (‘‘SG’’), a wholly owned indirect subsidiary of the Company, is a party to a litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. On December 31, 2005 and January 9, 2006, SG entered into a sales, settlement and release agreement and an assignment agreement, respectively, with an assignee of 37% of the plaintiffs’ right to net operating revenues, whereby SG was assigned such 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with such plaintiff. The Company believes that any outcome of the dispute with regard to the remaining claims will not have a material impact on the Company’s results of operations.

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

In connection with the power purchase agreements for the Ormesa project, SCE has expressed its intent not to pay the contract rate for the power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contends that California ISO real-time prices should apply, while management believes that SP-15 prices quoted by NYMEX should apply. According to SCE’s estimation, the amount under dispute as of September 30, 2006 is approximately $2.5 million, which represents the maximum exposure. The parties have signed an Interim Agreement whereby SCE will continue to procure the GEM 2 and GEM 3 power at the current energy rate of 5.37 cents per kWh until May 1, 2007. In addition a long-term power purchase agreement is expected to be entered into for the GEM 2 and GEM 3 power. The negotiations of the long-term power purchase agreement are still under way and there is no guarantee that they will be successfully completed. Management believes that such settlement agreement will not have a material financial impact on the Company.

The Company is a defendant in various other legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

NOTE 11 − CASH DIVIDEND

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

On August 6, 2006, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1,424,000 ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 23, 2006. Such dividend was paid on August 30, 2006.

NOTE 12 − SHELF REGISTRATION STATEMENT AND FOLLOW-ON OFFERING

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

NOTE 13 − INCOME TAXES

The effective tax rate of the Company for the three and nine-month periods ended September 30, 2006 was 25.4 and 23.5%, respectively, which differs from the federal statutory rate of 34% primarily attributable to: (i) a 3% decrease in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.1 million and $0.5 million in the three and nine months ended September 30, 2006, respectively; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006, according to which the Company’s Israeli subsidiary was subject to lower income tax rates effective as of January 1, 2004, which resulted in a tax benefit of $0.1 million and $1.0 million in the three and nine months ended September 30, 2006, respectively; (iii) absence of income tax expense in Orzunil as a result of a tax credit of $0.4 million and $0.7 million in excess of tax liability during the three and nine months ended September 30, 2006, respectively; and (iv) a production tax credit of $0.9 million and $1.4 million for the three and nine months ended September 30, 2006.

NOTE 14 − SUBSEQUENT EVENTS

Cash Dividend

On November 7, 2006 the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1,424,000 ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 30, 2006, payable on December 13, 2006.

Options Grant

On November 7, 2006, the Company granted to four non-employee directors non-qualified stock options, under the 2004 Incentive Compensation Plan, to purchase 30,000 shares of common stock (7,500 shares each) at an exercise price of $37.90, which represented the fair value of the Company’s common stock on such date. Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant.

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

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants using equipment that we design and manufacture. In addition, we sell the equipment we design and manufacture for geothermal electricity generation, recovered energy-based electricity generation, and other equipment for electricity generation to third parties. Our operations consist of two principal business segments. The first consists of the sale of electricity from our power plants, which we refer to as the Electricity Segment. The second consists of the design, manufacturing and sale of equipment for electricity generation, the installation thereof and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants, which we refer to as the Products Segment.

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources and our investment in power plants producing electricity from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the nine months ended September 30, 2006, our Electricity Segment represented approximately 73.6% of our total revenues, while our Products Segment represented approximately 26.4% of our total revenues during such period.

During the nine months ended September 30, 2006, total Electricity Segment revenues from the sale of electricity by our consolidated power plants (including revenues derived from the Zunil project, which was consolidated as of March 13, 2006) were $148.9 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project for the nine months ended September 30, 2006 were $14.0 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view on the scope of our activities. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the nine months ended September 30, 2006.

Our Electricity Segment operations are conducted in the United States and throughout the world. Since January 1, 2001, we have completed various acquisitions of geothermal power plants with an aggregate acquisition cost, net of cash received, of $526.7 million. In the first nine months of 2006, we increased our net ownership interest in generating capacity by 19 MW through the acquisition of an additional 79.0% ownership interest in the Zunil project in Guatemala. We currently own or control, as well as, operate geothermal projects in the United States, Guatemala, Kenya, Nicaragua and the Philippines.

Our Products Segment operations are also conducted in the United States and throughout the world. During the nine months ended September 30, 2006, revenues attributable to our Products Segment were $53.4 million.

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

During the nine months ended September 30, 2006, we recognized revenues of approximately $16.1 million from recovered energy generation (including $3.5 million from a company in which our parent holds a 7.6% ownership interest) compared to $6.3 million (all from a company in which our parent holds a 7.6% ownership interest) in the same period last year.

Our Electricity Segment is characterized by relatively predictable revenues generated by our power plants pursuant to long-term power purchase agreements, with terms which are generally up to 20 years. The price for electricity under all of the power purchase agreements is effectively a fixed price, except in the case of the power purchase agreement of the Puna project, which has a variable energy rate based on the avoided cost of the local utility. 81.4% of the electricity revenues generated in the nine months ended September 30, 2006, was derived from contracts with fixed energy rates, and therefore such revenues were not affected by the fluctuations in energy commodity prices. 18.6% of the electricity revenues in the same period was derived from contracts with variable rates of energy, and thus such revenues were impacted by the fluctuation in oil prices.

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

During the three and nine-month periods ended September 30, 2006 our total revenues increased by 12.4% (from $69.3 million to $77.8 million) and 12.9% (from $179.2 million to $202.3 million), respectively, over the same periods last year. Revenues from the Electricity Segment increased by 9.8% and 10.9%, respectively, and revenues from the Product Segment increased by 19.8% and 18.6%, respectively, from the same periods last year.

During the three and nine-month periods ended September 30, 2006, our U.S. projects generated 446,555 MWh and 1,376,625 MWh, respectively, which includes our 50% share in the Mammoth project. During the three and nine-month periods ended September 30, 2005, our U.S. projects generated 412,071 MWh and 1,326,418 MWh, respectively, which included our 50% share in the Mammoth project.

Recent Developments

•	On October 30, 2006, we completed negotiations with Kenya Power & Lighting Co. Ltd. (KPLC), the Kenyan parastatal electricity transmission and distribution company, and agreed to amend the project documentation towards construction of Phase II of the Olkaria III project. Execution of the amended documentation and commencement of construction of Phase II remains subject to the fulfillment of certain conditions precedent, including the approvals from the Kenyan regulator, the Electricity Regulatory Board. The principal points of the amendments include: (i) the revision of the terms and size of the anticipated commercial security from KPLC; (ii) the adjustment of the construction and completion timetable for the phase II to 20.5 months following the completion of all the conditions precedent; and (iii) the reduction of the original tariff payments. Construction of Phase II will expand the Olkaria III project to approximately 48 MW for total anticipated annual revenues of approximately $32 million. However, if we do not complete the construction of Phase II by the required date, we may lose some or all of its investment in construction-in-process relating to Phase II.

•	During the third quarter of 2006, we signed geothermal lease agreements for leases of surface, mineral and geothermal rights, some with the Bureau of Land Management and some with private owners, for: (i) approximately 7,500 acres in Fallon area; (ii) approximately 3,200 acres in the Fireball Ridge area; (iii) approximately 16,400 acres in Gabbs Valley; and (iv) approximately 640 acres in Wildhorse prospect.

•	On October 12, 2006, we announced the completion of the OREG 1 project along the Northern Border Pipeline in North Dakota and South Dakota. The OREG 1 project consists of four Recovered Energy Generation (REG) plants owned and operated by us with a total generating capacity of approximately 22 MW. Bismarck-based Basin Electric will purchase energy produced by these plants under a 25-year long-term power purchase agreement, which was announced last year.

•	During the third quarter of 2006, we reached commercial operation of the 10 MW Gould plants, which deliver energy to Southern California Power Public Authority under a 25-year power purchase agreement. We also added 4 MW to the Mammoth project, selling the energy to Southern California Edison Company (Southern California Edison) under the existing long-term power purchase agreement.

•	During the third quarter of 2006, we responded to several requests for proposals issued by different utilities interested in purchasing renewable energy. Recently, we were informed that some of our bids covering over 100 MW of proposed capacity, have been short-listed for further evaluation.

•	On August 16, 2006, we acquired from two parties an additional 28.2% partnership interest (27.34% on a fully diluted basis assuming the exercise of an option by a third party) in Orzunil I de Electricidad, Limitada (Orzunil), which owns the Zunil project in Guatemala, thereby increasing our 71.8% ownership interest (69.67% on a fully diluted basis assuming the exercise of an option by a third party) in the Zunil Project to 100% (97% on a fully diluted basis, assuming the exercise of an option by a third party). The total purchase price for both acquisitions was $7.4 million (including acquisition costs of approximately $0.9 million). These acquisitions follow our acquisition of a 50.8% partnership interest (49.28% on a fully diluted basis assuming the exercise of an option by a third party) in Orzunil on March 13, 2006, whereby our subsidiary increased its then existing 21.0% ownership interest in the Zunil Project to 71.8% (69.67% on a fully diluted basis assuming the exercise of an option by a third party). The purchase price we paid for the 50.8% acquisition was $15.4 million (including acquisition costs of approximately $0.6 million).

•	On August 3, 2006, two of our subsidiaries signed separate 20-year power purchase agreements with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of energy to be produced from the Carson Lake (near Fallon) and Buffalo Valley Power Plants, two new geothermal power plants to be built in Lander and Churchill Counties in northern Nevada. The power purchase agreements are subject to the approvals of the Public Utilities Commission of Nevada and Federal Energy Regulatory Commission (FERC). The Carson Lake and Buffalo Valley projects are both projected to come on line in late 2009. These new plants are expected to increase the total output supplied from us to Sierra Pacific Resources by between 36 and 60 MW.

•	In August 2006, the Nevada Public Utilities Commission approved the new 20-year power purchase agreement that our subsidiary entered into with Sierra Pacific Power Company in May 2006 for the sale of energy to be produced from the Galena 3 power plant, which is currently under construction. Under the new power purchase agreement, between 15 MW to 25 MW will be delivered from the Galena 3 project to SPPC for a fixed price of $61 per MWh, or $58 per MWh, assuming the project will be eligible for a production tax credit. These rates escalate at the beginning of each contract year by 1% and include the value of the renewable energy credits.

•	In July 2006, a consortium consisting of our wholly owned subsidiary, a unit of Medco Energi Internasional Tbk (Indonesia’s largest private oil and gas company), and Itochu Corp. of Japan won a tender issued by the Indonesian state-owned utility PT PLN (Persero) for the development of the Sarulla, North Sumatra, Indonesia geothermal power project on an independent power producer basis. Medco is the leader of the Consortium, whose bid consisted of the completion of the development of the geothermal steam field, construction of the field piping systems and three Ormat designed and supplied power plants with a

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

•	On July 26, 2006, we entered into a contract valued at $4.0 million with ENAGAS S.A. of Madrid, Spain, for the supply of one Ormat Energy Converter (OEC) for a REGplant, located in the ENAGAS gas compression station at Almendralejo, Spain. The equipment is to be supplied and installed within 19 months from the date the contract.

•	On July 20, 2006, we entered into a contract valued at $4.4 million with Geo X GmbH of Ludwigshafen, Germany, for the supply of one OEC for a geothermal power plant, located in Landau, Germany. The equipment is to be supplied and installed within 17 months from the date of the contract.

•	On June 7, 2006, one of our wholly owned subsidiaries received supply and construction orders for three REG power plants on the Alliance Pipeline. Each facility will have a capacity of 5 MW net and will convert the recovered waste heat from the exhaust of existing gas turbines into electricity. The contracts are in the total amount of $29.0 million. The three plants are expected to be commissioned in 2007 or early 2008.

•	In May and June 2006, we entered into five-year agreements addressing renewable energy pricing issues relating to Power Purchase Agreements with Southern California Edison. These agreements fix the energy rates payable by SCE for the five-year period beginning May 1, 2007 for our Ormesa, Heber 1, Heber 2 and Mammoth geothermal projects located in California. Under the new Agreements, the geothermal energy produced by these projects will be sold at an average fixed energy rate of $62.74 per MWh, starting with a rate of $61.50 per MWh for the first year, with an annual escalation of 1% thereafter. The new Agreements will come into effect when the current Renewable Energy Pricing Agreement terminates on April 30, 2007. The new average energy rate of $62.74 per MWh will replace the existing rate of $53.70 per MWh. The capacity payment and capacity bonus under the respective power purchase agreement for each of the projects remain unchanged. The Agreements are subject to approval by the California Public Utilities Commission (CPUC).

•	On April 26, 2006, we received a notice to proceed on an engineering, procurement and construction (EPC) contract to construct a geothermal power plant for the Raft River project in Idaho, for a total sales price of $20.2 million. Construction of the power plant is expected to be completed in the last quarter of 2007.

•	On April 10, 2006, we completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, under a shelf registration statement filed earlier this year.

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

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation, due to increasing natural gas and oil prices and as a result of newly enacted legislative and regulatory incentives, such as state renewable portfolio standards. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards as the most significant trends affecting our industry today and in the immediate future. The recent relative decline in oil and gas prices does not appear to have impacted the increasing demand for renewable energy. Our operations and the trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005 and in the first nine months of 2006, our primary activity has been the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. As a result, growth in revenues and overall generating capacity has been more moderate than the previous two years, which were characterized by significant acquisitions. Nevertheless, we expect that this investment in organic growth will result in a significant increase in our total generating capacity and a corresponding increase in our consolidated revenues as well as in the operating income attributable to our Electricity Segment in 2006, as compared with 2005.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 22 states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and where all of our U.S. geothermal projects are located). In each of these states, relevant legislation currently requires that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	On September 27, 2006, the California Global Warming Solutions Act of 2006 (the Act) was signed into law. The Act regulates all but de minimis stationary sources of greenhouse gas emissions. Proponents of the Act expect that it will reduce carbon emissions to 1990 levels by

2020, representing a twenty-five percent reduction in greenhouse gas emissions. To accomplish this, the Act provides a framework for greenhouse gas emissions reductions through the use of emissions control technologies and other cost-effective reduction strategies. One such strategy may involve the use of market-based trading of emissions rights that will allow some greenhouse gas sources to over-control their emissions and sell the rights to their surplus reductions to other sources for whom the cost of reducing emissions would be significantly more costly. The California Air Resources Board must adopt standards for implementing the Act by 2011. Although programs under the Act will take some time to develop, its requirements, particularly the creation of a market-based trading mechanism to achieve compliance with emissions caps, should be highly advantageous to in-state energy generating sources that have low carbon emissions such as geothermal energy.

•	On September 27, 2006, California also enacted legislation requiring that its renewable portfolio standard of 20% generation from renewable energy resources per year be met by December 2010, ahead of the previous legislative mandated target of December 2017.

•	Outside of the United States, we expect that a variety of governmental initiatives, including the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources will, if adopted, create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products.

•	We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We are initially targeting the North American market and, thereafter, we intend to leverage our success in that market in order to expand such operations throughout the world. If our expectations regarding the growth in demand for our recovered energy units are not met, we may not be able to generate the revenues we expect from such operations.

•	We expect the revenues from our Products Segment in 2006 to be higher than the revenues level we achieved in 2005. In pursuing new orders, we participate in tenders for projects and proposals for installations and identify and monitor markets which utilize or plan to utilize geothermal energy and in which geothermal resources are available. Over the long-term, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business as a percentage of the total revenues from our Products Segment will increase.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements.

•	Over the last year, competition from the wind and solar power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	The viability of the geothermal resources utilized by our power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Such risks include the ongoing privatization of the electricity industry in the Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest and strengthening of unions in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain political risk insurance as an attempt to mitigate such risks, such insurance does not provide complete coverage with respect to all such risks.

•	We continue to experience increases in the cost of raw materials required for our equipment manufacturing activities, which we believe have resulted primarily from increased demand in the Chinese market for such raw materials, and increases in the cost to transport our products. Additionally, we have experienced an increase in drilling costs and a shortage in drilling equipment, which we believe is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs, particularly in the United States, due to rising prices attendant to a significant increase in activities in the construction industry. An increase in such costs may have an adverse effect on our financial condition and results of operations.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’ of 1.9 cents per kWh. It may be claimed on the electricity output of new geothermal power plants put into service during a ‘‘window period’’ that runs from October 23, 2004 through December 31, 2007. The window had been scheduled to close at the end of 2005, but the new act extended it. Credits may be claimed for five years on the output from any new geothermal power plants put into service during the first part of the window period from October 23, 2004 to August 8, 2005. Plants put into service during the remainder of the ‘‘window period’’ qualify for 10 years of tax credits. Production tax credits may improve our financial results. We, as the owner of any project that would be put in service during the remainder of this ‘‘window period’’, would have to choose between this production tax credit and a 10% investment tax credit. Some of our power purchase agreements allow the power purchaser to benefit from part of such production tax credits, if and when they become available to us.

•	The Energy Policy Act of 2005 authorizes FERC to revise the Public Utility Regulatory Policy Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which has a contract with Sierra Pacific Power Company that expires in 2006) are long-term. FERC has recently issued a final rule that could eliminate the utility’s purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the final rule, FERC expressly noted that the California Independent System Operator (CAISO) has satisfied one but not all of the criteria for relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

•	On July 21, 2006, the Bureau of Land Management and the Minerals Management Service (each part of the Department of the Interior) issued separate proposed rules (which we refer to as the Proposed Rules) intended to implement relevant provisions of the Energy Policy Act of 2005. If adopted as proposed, the Proposed Rules would revise existing federal regulations promulgated under the Geothermal Steam Act of 1970, as amended, dealing with the general geothermal leasing process for federal land, lease durations, work commitments, annual rental and credit of rental toward royalties, and royalty calculations. The Proposed Rules would also codify existing BLM and MMS practice with respect to unitization arrangements between federal and private lands. Key features of the Proposed Rules include: a requirement that geothermal resources be offered through a competitive lease process; the introduction of a new royalty methodology, calculated on the basis of gross proceeds from the sale of electricity, rather than the ‘‘netback’’ calculation previously in use; the introduction of increased rental payments (that are creditable toward royalties owed), and a new scheme of lease terms and extensions, which include: a ten year primary term and two five-year extensions of the primary term, a five year drilling extension, a production extension of up to 35 years, and a renewal term of up to 55 years. The Proposed Rules would also establish ‘‘production incentives’’ for new facilities and qualified expansion facilities that are put into commercial operation by August 8, 2011, in the form of a four year 50% reduction in royalty from what would otherwise be due. The 50% reduction applies to all of the electricity generated from a new facility, and to the incremental electricity generated by a qualified expansion facility. The provisions of the Proposed Rules dealing with fees, rental payments, and royalties would apply to geothermal leases issued after August 8, 2005. However, lessees under leases issued prior to August 8, 2005 (or leases that were granted after August 8, 2005 based on applications that were pending on August 8, 2005) may elect to convert their leases to the new regulatory framework. The 60-day period for public comments on the Proposed Rule has expired, but as of the date of this report, no further regulatory action to codify and implement the Proposed Rules has been published.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy based power plants, the design, manufacturing and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues
Electricity Segment	$56,402	$51,385	$148,902	$134,231	72.5%	74.2%	73.6%	74.9%
Products Segment	21,446	17,905	53,353	44,980	27.5	25.8	26.4	25.1
Total	$77,848	$69,290	$202,255	$179,211	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended September 30, 2006, 84.1% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 89.8% for the same period in 2005. For the nine months ended September 30, 2006, 84.0% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 87.8% for the same period in 2005.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
United States	$47,461	$46,162	$125,005	$117,903	84.1%	89.8%	84.0%	87.8%
Foreign	8,941	5,223	23,897	16,328	15.9	10.2	16.0	12.2
Total	$56,402	$51,385	$148,902	$134,231	100.0%	100.0%	100.0%	100.0%

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

Seasonality

The demand for the electricity generated by our domestic projects and the prices paid for such electricity pursuant to our power purchase agreements are subject to seasonal variations. The demand for electricity from the Heber 1 and 2 projects, the Mammoth project and the Ormesa project is the highest in the summer months of June through September, because the power purchaser for those projects, Southern California Edison, delivers more electricity to its California markets during such period in order to meet demand for air conditioning and other energy-intensive cooling systems utilized during such summer months. The demand for electricity from the Steamboat complex and the Brady project is more balanced, consisting of both summer and winter peaks that reflect the greater temperature variations in Nevada. The demand for electricity from the Puna project is balanced due to the equatorial temperature in Hawaii (with less pronounced temperature variations during the year). In most of our California contracts, the capacity rates payable pursuant to the applicable power purchase agreement are higher in the summer months and as a result we receive higher revenues during such months. In contrast, there are no significant changes, during the year, in prices payable pursuant to our power purchase agreements for the Puna project and the Nevada projects. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by our main power purchaser in California in the summer months, as a result of the increase in demand and in prices, have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter.

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

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments are payments made as compensation for the right to use certain geothermal resources and are also included in cost of revenues, and are paid as a percentage of the revenues derived from the associated geothermal resources. For the three months ended September 30, 2006, royalties constituted approximately 4.8% of the Electricity Segment revenues.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of September 30, 2006, increased to $79.9 million from $70.5 million as of December 31, 2005. This increase is principally due to the combination of the $135.1 million net proceeds from our follow-on offering in April 2006 and an increase of $55.2 million in cash flow from operating activities. During the nine months ended September 30, 2006, we used a portion of our cash position to fund capital expenditures and acquisitions and to repay long-term debt to our parent and third parties.

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No.43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005 and applicable to our fiscal year ending December 31, 2006. The provisions of SFAS No. 151 are applied prospectively. The adoption by us of SFAS No. 151 effective January 1, 2006, did not have any impact on our results of operations and financial position.

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

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)

In June 2006, the FASB issued EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The requirements of EITF Issue No. 06-3 apply to any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. Examples of taxes subject to Issue No. 06-3 include sales, use, value added, and some excise taxes. EITF Issue No. 06-3 excludes taxes that are assessed on gross receipts or that are imposed during the process of obtaining inventory. Companies will be required to disclose their accounting policy regarding the presentation of taxes subject to EITF Issue No. 06-3, and the amounts of such taxes that are included in income on a gross basis, if those amounts are significant. EITF Issue No. 06-3 is effective for the first annual or interim reporting period beginning after December 15, 2006 (January 1, 2007 for us). We do not expect EITF Issue No. 06-3 to have an impact on our financial statements in future periods.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (January 1, 2008 for us) and interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact of SFAS No. 157, and have not yet determined the impact that its adoption will have on our results of operations and financial position.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its financial statements and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end financial statements. As we do not have a defined benefit postretirement plan, SFAS No. 158 will not have any impact on our results of operations and financial position.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year’s misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006 (December 31, 2006 for us). We are currently assessing the impact of SAB No. 108, and do not believe that its adoption will have a material impact on our results of operations and financial position.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects, and (ii) fluctuation in revenues from our Products Segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share data)		(in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$56,402	$51,385	$148,902	$134,231
Products Segment	21,446	17,905	53,353	44,980
	77,848	69,290	202,255	179,211
Cost of revenues:
Electricity Segment	32,319	25,855	90,122	77,258
Products Segment	13,157	12,073	33,269	34,183
	45,476	37,928	123,391	111,441
Gross margin:
Electricity Segment	24,083	25,530	58,780	56,973
Products Segment	8,289	5,832	20,084	10,797
	32,372	31,362	78,864	67,770
Operating expenses:
Research and development expenses	826	777	2,489	1,871
Selling and marketing expenses	2,410	1,934	7,931	5,793
General and administrative expenses	4,270	3,388	13,358	9,990
Operating income	24,866	25,263	55,086	50,116
Other income (expense):
Interest income	1,443	1,370	4,905	3,255
Interest expense	(8,347)	(9,011)	(23,541)	(28,811)
Foreign currency translation and
transaction loss	(933)	(21)	(1,010)	(65)
Other non-operating income	65	53	372	165
Income before income taxes, minority interest and equity in income of investees	17,094	17,654	35,812	24,660
Income tax provision	(4,342)	(6,977)	(8,412)	(9,611)
Minority interest in earnings of subsidiaries	(242)	—	(813)	—
Equity in income of investees	1,429	1,641	3,639	5,271
Net income	$13,939	$12,318	$30,226	$20,320
Earnings per share – basic and diluted	$0.39	$0.39	$0.89	$0.64
Weighted average number of shares used in computation of earnings per share:
Basic	35,588	31,563	34,100	31,563
Diluted	35,609	31,579	34,100	31,576

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statements of Operations Data as a Percentage of Revenues:
Revenues:
Electricity Segment	72.5%	74.2%	73.6%	74.9%
Products Segment	27.5	25.8	26.4	25.1
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity Segment	57.3	50.3	60.5	57.6
Products Segment	61.3	67.4	62.4	76.0
	58.4	54.7	61.0	62.2
Gross margin:
Electricity Segment	42.7	49.7	39.5	42.4
Products Segment	38.7	32.6	37.6	24.0
	41.6	45.3	39.0	37.8
Operating expenses:
Research and development expenses	1.1	1.1	1.2	1.0
Selling and marketing expenses	3.1	2.8	3.9	3.2
General and administrative expenses	5.5	4.9	6.6	5.6
Operating income	31.9	36.5	27.2	28.0
Other income (expense):
Interest income	1.9	2.0	2.4	1.8
Interest expense	(10.7)	(13.0)	(11.6)	(16.1)
Foreign currency translation and
transaction loss	(1.2)	(0.0)	(0.5)	(0.0)
Other non-operating income	0.1	0.1	0.2	0.1
Income before income taxes, minority interest and equity in income of investees	22.0	25.5	17.7	13.8
Income tax provision	(5.6)	(10.1)	(4.2)	(5.4)
Minority interest in earnings of subsidiaries	(0.3)	0.0	(0.4)	0.0
Equity in income of investees	1.8	2.4	1.8	2.9
Net income	17.9%	17.8%	14.9%	11.3%

Comparison of the Three Months Ended September 30, 2006 and the Three Months Ended September 30, 2005

Total Revenues

Total revenues for the three months ended September 30, 2006 were $77.8 million, as compared with $69.3 million for the three months ended September 30, 2005, which represented a 12.4% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 9.8% and 19.8%, respectively, over the same period in 2005.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2006 were $56.4 million, as compared with $51.4 million for the three months ended September 30, 2005, which represented a 9.8% increase in such revenues. This increase is primarily attributable to the following: (i) additional revenues of $1.3 million generated as a result of an increase of our overall generating capacity in the U.S. resulting in an increase in energy generation from 391,836 MWh in the three months ended September 30, 2005 to 423,740 MWh in the three months ended September 30, 2006; and (ii) the inclusion for a full quarter of $3.5 million of revenues generated from the Zunil project in Guatemala, which was consolidated as of March 13, 2006, due to the acquisition of an additional 79.0% partnership interest, which increased the ownership interest to 100.0%. Our overall generating capacity increased in the U.S. despite the reduction of output in the Puna project, which we experienced during July 2006 due to mechanical problems in two wells.

Products Segment

Revenues attributable to our Products Segment for the three months ended September 30, 2006 were $21.4 million, as compared with $17.9 million for the three months ended September 30, 2005, which represented a 19.8% increase in such revenues. This increase of $3.5 million in the three months ended September 30, 2006, is principally attributable to an increase in demand for our recovered energy generation products and usual quarterly fluctuations in the revenues generated from our Products Segment. Products Segment revenues for the three months ended September 30, 2005 include revenues of $5.7 million from a company in which our parent holds a 7.6% ownership interest.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2006 was $45.5 million, as compared with $37.9 million for the three months ended September 30, 2005, which represented a 19.9% increase in total cost of revenues. The increase in cost of revenues is partially due to the increase in revenues and partially attributable to increased costs in our Electricity Segment during the third quarter of 2006, as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2006 and the three months ended September 30, 2005 were 58.4% and 54.7%, respectively. The increase in percentage is principally attributable to the increased costs in our Electricity Segment during the third quarter of 2006, as discussed below, which was partially offset by an increase in revenues in the Products Segment during the third quarter of 2006 while the fixed portion of our cost of revenues in the Product Segment remained constant.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2006 was $32.3 million, as compared with $25.9 million for the three months ended September 30, 2005, which represented a 25.0% increase in total cost of revenues for such segment. This increase is primarily due to the following: (i) $1.9 million partial cost of repairing two wells experiencing mechanical problems in the Puna project (out of a budgeted amount of $4.3 million); (ii) an increase of $1.1 million in cost of revenues attributable to the inclusion for a full quarter of the additional cost of revenues being generated by the Zunil project which was consolidated as of March 13, 2006; (iii) an increase of $2.0 million in depreciation and royalties as a result of additional generating capacity; and (iv) an increase of $0.5 million in insurance costs to cover the additional assets used in generating our increased capacity, in addition to a cost increase. The remaining increase of $0.9 million in cost of revenues relates to major maintenance in our projects, which are performed in the ordinary course of business. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2006 was 57.3% compared with 50.3% for the three months ended September 30, 2005.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended September 30, 2006, was $13.2 million, as compared with $12.1 million for the three months ended September 30, 2005, which represented a 9.0% increase in total cost of revenues related to such segment. Such $1.1 million increase in total cost of revenues for the three months ended September 30, 2006 due primarily to the increase in the Product Segment revenues and from a different product mix, as compared with the corresponding period in 2005. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the three months ended September 30, 2006 decreased to 61.3% from 67.4% for the three months ended September 30, 2005. Such 6.1% decrease is primarily attributable to a 19.8% increase in our Products Segment revenues and due to a different product mix, while the fixed portion of our cost of product revenues, such as depreciation, expenses related to maintaining operations, utilities and property expenses remained constant.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2006 were $0.83 million, as compared with $0.78 million for the three months ended September 30, 2005, which represented a 6.3% increase. Such increase reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2006 were $2.4 million, as compared with $1.9 million for the three months ended September 30, 2005, which represented a 24.6% increase in selling and marketing expenses. The increase was due primarily to the increase in revenues in our Products Segment and an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. Selling and marketing expenses for the three months ended September 30, 2006 constituted 3.1% of total revenues for such period, as compared with 2.8% for the three months ended September 30, 2005. Such increase is principally attributable to an increase in commissions and delivery costs relating to the Products Segment and an increase in personnel expenses and other administrative expenses, as described above, offset by the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2006 were $4.3 million, as compared with $3.4 million for the three months ended September 30, 2005, which represented a 26.0% increase in general and administrative expenses. Such increase is attributable to: (i) an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange; and (ii) an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. General and administrative expenses for the three months ended September 30, 2006 increased to 5.5% of total revenues for such period, from 4.9% for the three months ended September 30, 2005.

Interest Expense

Interest expense for the three months ended September 30, 2006 was $8.3 million, as compared with $9.0 million for the three months ended September 30, 2005, which represented a 7.4% decrease in such interest expense. The main reasons for such decrease are: (i) an increase of $0.1 million in interest capitalized to projects, due to the higher volume of construction in this quarter compared with the same period last year; (ii) a $0.8 million decrease in interest expenses to our parent; (iii) a $0.8 million decrease due to the issuance of the OrCal Senior Secured Notes in December 2005, which refinanced the Beal Bank loan with a lower interest rate(the interest rate of the Beal Bank loan was LIBOR+5.125%, while the interest rate of the OrCal Senior Secured Notes is 6.21% and the effective interest rate is 5.75%, as a result of an interest rate hedge for such financing); and (iv) a $0.2 million decrease in interest expenses in respect of the OFC Senior Secured Notes due to principal repayments according to the amortization schedule. The decrease in interest expense was partially offset by: (i) an increase of $0.7 million in interest expenses for the three months ended September 30, 2006, attributable to the consolidation of interest expenses from the Zunil project; and (ii) a decrease of $0.7 million for the three months ended September 30, 2006, in the fair value of interest rate caps, which as of December 8, 2005 are no longer qualified for hedge accounting due to the repayment of the Beal Bank loan.

Income Taxes

Income taxes for the three months ended September 30, 2006 and 2005 were $4.3 million and $7.0 million, respectively. The effective tax rates for the three months ended September 30, 2006 and 2005 were 25.4% and 39.5%, respectively. Our effective tax rate decreased in the three months ended September 30, 2006 compared with the same period last year due to: (i) a decrease of 3% in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.1 million; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006 to Ormat Systems according to which Ormat Systems was subject to lower income tax rates, which resulted in a tax benefit of $0.1 million; (iii) the absence of an income tax expense in respect of our Zunil project due to a tax credit of $0.4 million; and (iv) a production tax credit of $0.9 million in respect of our Burdette, Gould and Desert Peak 2 plants.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended September 30, 2006 was $1.4 million, as compared with $1.6 million for the three months ended September 30, 2005. Such decrease of $0.2 million was due to the consolidation of Orzunil as of March 13, 2006.

Net Income

Net income for the three months ended September 30, 2006 was $13.9 million, as compared with $12.3 million for the three months ended September 30, 2005, which represented a 13.2% increase. Net income as a percentage of our total revenues for the three months ended September 30, 2006 was 17.9%, as compared with 17.8% for the three months ended September 30, 2005. Such increase in net income was principally attributable to a $1.0 million increase in gross margin primarily due to the increase in total revenues, and a decrease in our income tax provision of $2.6 million, which were partially offset by an increase of $1.4 million in operating expenses, a decrease of $0.2 million in equity in income of investees, and an increase of $0.2 million in minority interest in earnings of subsidiaries due to the consolidation of the Zunil project. Net income for the three months ended September 30, 2006 reflects stock-based compensation related to stock options of $0.5 million.

Comparison of the Nine Months ended September 30, 2006 and the Nine Months ended September 30, 2005

Total Revenues

Total revenues for the nine months ended September 30, 2006 were $202.3 million, as compared with $179.2 million for the nine months ended September 30, 2005, which represented a 12.9% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 10.9% and 18.6%, respectively, over the same period in 2005.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2006 were $148.9 million, as compared with $134.2 million for the nine months ended September 30, 2005, which represented a 10.9% increase in such revenues. This increase is primarily attributable to the following: (i) additional revenues of $6.0 million generated as a result of an increase of our generating capacity in the U.S. resulting in an increase in energy generation from 1,252,233 MWh in the nine months ended September 30, 2005 to 1,302,690 MWh in the nine months ended September 30, 2006; and (ii) an increase of $1.1 million in lease income resulting from the Puna refinancing; and (iii) the consolidation of additional revenues in the amount of $7.2 million from the Zunil project, which was consolidated as of March 13, 2006. Our overall generating capacity increased in the U.S. despite the reduction of output in the Puna project, which we experienced during July 2006 due to mechanical problems in two wells.

Products Segment

Revenues attributable to our Products Segment for the nine months ended September 30, 2006 were $53.4 million, as compared with $45.0 million for the nine months ended September 30, 2005,

which represented an 18.6% increase in such revenues. This increase of $8.4 million in the nine months ended September 30, 2006 is principally attributable to an increase in demand for our recovered energy generation products and usual quarterly fluctuations in the revenues generated from our Products Segment. Products Segment revenues for the nine months ended September 30, 2006 and 2005, include $3.5 million and $6.3 million, respectively, from a company, in which our parent holds a 7.6% ownership interest.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2006 was $123.4 million, as compared with $111.4 million for the nine months ended September 30, 2005, which represented a 10.7% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2006 and the nine months ended September 30, 2005 were 61.0% and 62.2%, respectively. The increase in cost of revenues is partially due to the increase in revenues and partially attributable to increased costs in our Electricity Segment during the first nine months of 2006, as discussed below. The decrease in cost of revenues as a percentage of total revenues is principally attributable to the increased revenues in the Products Segment during the first nine months of 2006, as compared with the first nine months of 2005, while the fixed portion of our cost of revenues remained constant.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2006 was $90.1 million, as compared with $77.3 million for the nine months ended September 30, 2005, which represented a 16.7% increase in total cost of revenues for such segment. This increase is primarily related to the following: (i) $1.9 million as the partial cost of repairing two wells experiencing mechanical problems in the Puna project; (ii) an increase in lease expense of $2.1 million resulting from the Puna refinancing; (iii) an increase of $1.9 million in cost of revenues attributable to the inclusion of the additional cost of revenues generated by the Zunil project which was consolidated as of March 13, 2006; (iv) an increase of $4.2 million in depreciation and royalties as a result of additional generating capacity; and (v) additional insurance costs of $1.4 million to cover the additional assets used in generating our increased capacity, in addition to a cost increase. The remaining $1.4 million in cost of revenues relates to major maintenance in our projects, which are performed in the ordinary course of business. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2006 was 60.5% compared with 57.6% for the nine months ended September 30, 2005.

Products Segment

Total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2006 was $33.3 million, as compared with $34.2 million for the nine months ended September 30, 2005, which represented a 2.7% decrease in total cost of revenues related to such segment. Such $0.9 million decrease in total cost of revenues for the nine months ended September 30, 2006 resulted from a different product mix, as compared with the corresponding period in 2005. As a percentage of total products revenues, our total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2006 was 62.4% compared with 76.0% for the nine months ended September 30, 2005. Such 13.6% decrease was primarily attributable to an 18.6% increase in our Products Segment revenues and due to a different product mix, while the fixed portion of our cost of product revenues, such as depreciation, expenses related to maintaining operations, utilities and property expenses, remained constant.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2006 were $2.5 million, as compared with $1.9 million for the nine months ended September 30, 2005 which represented a 33.0% increase in research and development expenses. Such increase reflects fluctuations in the period in which actual expenses were incurred and includes also an increase in research and development activities related to geothermal resource drillings. Grants received from the U.S. Department of Energy were offset against the related research and development expenses. Such grants amounted to $0.2 million and $0 during the nine-month periods ended September 30, 2006 and 2005, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2006 were $7.9 million, as compared with $5.8 million for the nine months ended September 30, 2005, which represented a 36.9% increase in selling and marketing expenses. The increase was due primarily to the increase in revenues in our Products Segment and an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. Selling and marketing expenses for the nine months ended September 30, 2006 constituted 3.9% of total revenues for such period, as compared with 3.2% for the nine months ended September 30, 2005. Such increase is principally attributable to an increase in commissions and delivery costs relating to the Products Segment and an increase in personnel expenses and other administrative expenses, as described above, offset by the fixed cost nature of certain of our selling and marketing expenses against a larger total revenue base.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2006 were $13.4 million, as compared with $10.0 million for the nine months ended September 30, 2005, which represented a 33.7% increase in general and administrative expenses. Such increase was principally attributable to: (i) an increase in professional services fees, additional personnel expenses and other administrative expenses, all as a result of being a public company whose shares are traded on the New York Stock Exchange; and (ii) an increase in personnel expenses and other administrative expenses, as a result of the hiring of additional personnel in expectation of our future growth. General and administrative expenses for the nine-month period ended September 30, 2006 included costs related to the initial implementation of internal controls and procedures required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. General and administrative expenses for the nine months ended September 30, 2006 increased to 6.6% of total revenues for such period, from 5.6% for the three months ended September 30, 2005.

Interest Expense

Interest expense for the nine months ended September 30, 2006 was $23.5 million, as compared with $28.8 million for the nine months ended September 30, 2005, which represented an 18.3% decrease in such interest expense. The $5.3 million decrease is primarily attributable to: (i) an increase of $2.5 million in interest capitalized to projects due to the higher volume of construction in this period compared with the same period last year; (ii) decrease of $1.7 million in interest expenses to our parent; (iii) a decrease of $2.2 million in interest expenses due to the refinancing of the Beal Bank loan with the OrCal Senior Secured Notes at a lower interest rate (the interest rate of the Beal Bank loan was LIBOR+5.125% while the interest rate of the OrCal Senior Secured Notes is 6.21% and the effective interest rate is 5.75%, as a result of an interest rate hedge for such financing); and (iv) a decrease of $0.4 million in interest expenses in respect of the OFC Senior Secured Notes due to principal repayments according to the amortization schedule. The decrease in interest expense was partially offset by an increase of $1.3 million in interest expenses for the nine months ended September 30, 2006, attributable to the consolidation of interest expenses from the Zunil project, which was consolidated as of March 13, 2006 and by a decrease of $0.4 million for the nine months ended September 30, 2006, in the fair value of interest rate caps, which as of December 8, 2005 are no longer qualified for hedge accounting due to the repayment of the Beal Bank loan.

Income Taxes

Income taxes for the nine months ended September 30, 2006 were $8.4 million, as compared with $9.6 million for the nine months ended September 30, 2005. The effective tax rates for the nine months ended September 30, 2006 and 2005 were 23.5% and 39.0%, respectively. Our effective tax rate decreased in the nine months ended September 30, 2006 compared with the same period last year due to: (i) a decrease of 3% in the tax rate in Israel commencing January 1, 2006, which decreased the tax provision by $0.5 million; (ii) an Israeli Investment Law amendment and the resulting ruling from the Israeli Tax Authorities granted in April 2006 to Ormat Systems according to which Ormat Systems was subject to lower income tax rates effective as of January 1, 2004, which resulted in a tax benefit of $1.0 million; (iii) the absence of income tax expense in respect of our Zunil project, due to a tax credit of $0.7 million; and (iv)a production tax credit of $1.4 million in respect of our Burdette, Gould and Desert Peak 2 plants.

Equity in Income of Investees

Our participation in the income generated from our investees for the nine months ended September 30, 2006 was $3.6 million, as compared with $5.3 million for the nine months ended September 30, 2005. Such decrease of $1.6 million was due to our 50% equity interest in the Mammoth project, whose revenues decreased because of lower generation as a result of temperatures higher than the average for this season and whose cost of revenues increased mainly as a result of unplanned major maintenance. In addition, the decrease in our equity in income of investees was attributable to the shutdown of the Zunil project in the first quarter of 2006, due to damage from a hurricane and the consolidation of Orzunil as of March 13, 2006, which decreased our equity income of investees by $0.9 million.

Net Income

Net income for the nine months ended September 30, 2006 was $30.2 million, as compared with $20.3 million for the nine months ended September 30, 2005, which represented a 48.8% increase. Net income as a percentage of our total revenues for the nine months ended September 30, 2006 was 14.9%, as compared with 11.3% for the nine months ended September 30, 2005. Such increase in net income was principally attributable to: (i) an $11.1 million increase in gross margin primarily due to the increase in total revenues; (ii) a $1.2 million decrease in our income tax provision; and (iii) a decrease in our net interest expense of $6.0 million, offset by a decrease of $1.6 million in equity in income of investees, a $6.1 million increase in operating expenses and a $0.8 increase in minority interest in earnings of subsidiaries, due to the consolidation of the Zunil project. Net income for the nine months ended September 30, 2006 reflects stock-based compensation related to stock options of $1.1 million.

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

During the three and nine-month periods ended September 30, 2006, we recorded stock-based compensation related to stock options of $0.5 million and $1.1 million, respectively. As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $4.2 million and will be recognized over an estimated weighted average amortization period of 3.4 years.

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

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more amounts not exceeding $150.0 million in aggregate. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to September 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% in dollars, which represented a rate of 7.5% for the advances made during 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of September 30, 2006, the outstanding balance of the loan was approximately $104.5 million compared to $121.1 million, as of December 31, 2005.

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

OrCal Geothermal Senior Secured Notes – Non-Recourse

On December 8, 2005, OrCal Geothermal Inc.(OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. We received net cash proceeds of approximately $161.1 million. Issuance costs of approximately $3.9 million have been included in deferred financing costs in the balance sheets. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, including OrCal and its subsidiaries’ capital stock, all real property, contractual rights, revenues and bank accounts, intercompany notes and certain insurance proceeds, and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2006, there were $160.7 million of OrCal Senior Secured Notes outstanding.

Ormat Funding Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes is payable in semi-annual payments which commenced on June 30, 2006. The OFC Senior Secured Notes are collateralized by substantially all of the assets of Ormat Funding and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of Ormat Funding, and (with certain exceptions) by all real property, contractual rights, revenues and bank accounts, intercompany notes, certain insurance policies and guarantees of Ormat Funding and its subsidiaries. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. On June 30, 2006, OFC did not meet the ‘‘Debt Service Coverage Ratio’’ and therefore it was restricted from payment of dividends until it meets such ratio. As of September 30, 2006, there were $178.7 million of OFC Senior Secured Notes outstanding.

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

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) – Non-Recourse

Orzunil, a wholly owned subsidiary of the Company, has senior loan agreements with IFC and CDC, which were minority shareholders of Orzunil (see ‘‘Recent Developments’’ regarding our acquisition of the minority interest in Orzunil). The first loan from IFC, of which $7.2 million was outstanding as of September 30, 2006, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, of which $4.5 million was outstanding as of September 30, 2006, has a fixed annual interest rate of 11.730%, and matures on May 15, 2008. The loan from CDC, of which $9.0 million was outstanding as of September 30, 2006, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders.

Due to hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. As a result, Orzunil did not meet the historical ‘‘Debt Service Coverage Ratio’’ required and therefore, at present, distributions from the Project are restricted. Currently, Orzunil is in compliance with the requited Debt Coverage Ratio and with all other covenants.

Other Limited and Non-Recourse Debt

The Bank Hapoalim project finance debt, of which $12.0 million was outstanding as of September 30, 2006, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $5.1 million was outstanding as of September 30, 2006, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

New financing of our projects

Financing of the Amatitlan Project

Currently, we intend to finance the construction of the Amatitlan project by the end of 2006. In connection with such financing, we signed a mandate letter with a local bank in Guatemala to obtain a construction loan with a term of up to two-years and a 10-year term loan in the total amount of approximately $41.0 million.

Financing of Phase II of Olkaria III Project

We have signed a mandate letter with a financial institution to arrange a long-term loan to finance the Olkaria III project. Further negotiations and loan documentation are pending the signing of the revised project agreements with Kenya Power & Lighting Co. Ltd. described in Note 10 to the financial statements.

Full-Recourse Debt

Our full-recourse third party debt includes an $8.0 million medium term loan from Bank Hapoalim, of which $2.0 million was outstanding as of September 30, 2006, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

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

As of September 30, 2006, two letters of credit with an aggregated stated amount of $12.2 million were issued and outstanding under this credit agreement.

Letters of Credit and Off-balance Sheet Arrangements

As described above under ‘‘Full-Recourse Debt’’, on February 15, 2006, our subsidiary, Ormat Nevada, entered into a credit agreement with Union Bank of California.

On June 30, 2004, our subsidiary, Ormat Nevada, entered into a Letter of Credit Agreement with Hudson United Bank (HUB), pursuant to which HUB agreed to issue one or more letters of credit in an aggregate face amount of up to $15.0 million. As of September 30, 2006 and December 31, 2005, no letters of credit were outstanding under the Letter of Credit Agreement. Under this Letter of Credit Agreement, in the event that HUB is required to pay on a letter of credit drawn by the beneficiary thereof, such letter of credit converts to a loan, bearing interest at one-month LIBOR plus 4.0%, and matures on the next expiration date of the Letter of Credit Agreement. There are various restrictive covenants under the Letter of Credit Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, and minimum coverage ratio.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. Initially, our parent, Ormat Industries, was the obligor in respect of any reimbursement obligation on such letters of credit and we paid our parent a guarantee fee and were responsible to reimburse our parent for any draw under these letters of credit. In connection with the acquisition transaction of the power generation business by Ormat Systems from our parent, we have assumed such letters of credit and are now the direct obligor of Bank Leumi and Bank Hapoalim on such letters of credit. As of September 30, 2006, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $30.1 million and $8.5 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $14.8 million and $7.3 million, respectively.

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

Dividend

The following are the dividends declared by the Company following its initial public offering:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
March 22, 2005	$0.03	April 4, 2005	April 18, 2005
May 10, 2005	$0.03	May 23, 2005	June 6, 2005
August 11, 2005	$0.03	August 22, 2005	September 1, 2005
November 9, 2005	$0.03	November 29, 2005	December 6, 2005
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006
August 6, 2006	$0.04	August 23, 2006	August 30, 2006
November 7, 2006	$0.04	November 30, 2006	December 13, 2006

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$55,228	$136,880
Net cash used in investing activities	(157,581)	(67,521)
Net cash provided by (used in) financing activities	95,233	(57,571)
Net increase (decrease) in cash and cash equivalents	(7,120)	11,788

For the nine months ended September 30, 2006

Net cash provided by operating activities for the nine months ended September 30, 2006 was $55.2 million, as compared with net cash provided by operating activities of $136.9 million for the nine months ended September 30, 2006. Such net decrease of $81.7 million resulted primarily from: (i) the prepaid lease payment of $78.6 million in the nine months ended September 30, 2005 pursuant to the leverage lease transaction of the Puna project (less $3.3 million deferred costs related to such lease transaction); (ii) by an increase of $4.3 million in accounts payable and accrued expenses for the nine months ended September 30, 2006 as compared with an increase of $15.7 million for the nine months ended September 30, 2005 due to the timing of payments to suppliers and service providers; and (iii) by an increase in the operating activities as a result of additional revenues being generated from the increase of our generating capacity in the United States and from the Zunil project which was consolidated as of March 13, 2006.

Net cash used in investing activities for the nine months ended September 30, 2006 was $157.6 million, as compared with $67.5 million used in investing activities for the nine months ended September 30, 2005. The principal factors that affected our cash flow used in investing activities during the first nine months of 2006 were capital expenditures of $114.9 million primarily for our power facilities under construction, $22.8 million used in the acquisition of additional 79%% of the Zunil project in Guatemala and by $16.5 million increase in marketable securities derived from the follow-on offering proceeds. The principal factor that affected the cash flow used in investing activities for the nine months ended September 30, 2005 was capital expenditures of $87.3 million primarily for our power facilities under construction. Such expenditures were offset by a decrease of $34.7 million in marketable securities, of which $16.5 million was allocated to restricted cash.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $95.2 million, as compared with $57.6 million used in financing activities for the nine months ended September 30, 2005. The principal factors that affected the cash flow provided by financing activities during the nine months ended September 30, 2006 were the proceeds from the follow-on offering of $135.1 million, offset by the repayment of short-term and long-term debt in the amount of $18.7 million, the repayment of debt to our parent in the amount of $16.6 million and the payment of a dividend to our shareholders in the amount of $3.8 million. The principal factors that affected the cash flow used in financing activities for the nine months ended September 30, 2005 were the repayment of short-term and long-term debt in the amount of $33.4 million, the repayment of debt to our parent in the amount of $18.4 million and the payment of a dividend to our shareholders in the amount of $5.3 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $17.5 million for the next two years for investment in buildings, machinery and equipment including drilling equipment.

To the extent not otherwise described below, we expect that the following enhancements of our existing power plants will initially be funded from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level. We currently do not contemplate obtaining any new loans from our parent company.

Ormesa Project.    We have completed the drilling of four additional wells at the Ormesa project. Three wells are already connected to the power plant and the addition of the fourth well will be completed in the fourth quarter of 2006. We are in the process of adding additional OEC units, and increasing the output of the project by an estimated 10 MW. We estimate that such enhancements will be completed by the end of the fourth quarter of 2006 or early 2007. We are currently in negotiations with Southern California Edison for the sale of additional estimated 10 MW.

Desert Peak 2 Project.    The mechanical completion of the power plant was achieved by the end of the second quarter of 2006, as scheduled, but the start up and commissioning of the project is taking longer than expected. We currently cannot ascertain the output that the projects will achieve, but we know it will be less than the originally expected 15 MW. We cannot currently estimate the exact completion date, which is expected in the fourth quarter of 2006.

Galena 2 Project (formerly Desert Peak 3 Project ).    We are planning to construct the Galena 2 power plant in the Steamboat complex, which will supply electricity under the Galena 2 power purchase agreement. We completed the drilling of the wells and started plant construction. We estimate that the construction of the Galena 2 project will be completed in the beginning of 2007.

Amatitlan Project.    Construction of the Amatitlan 20 MW project is in progress and is scheduled to be completed in the fourth quarter of 2006.

Phase II of Olkaria III Project.    In connection with Phase II of Olkaria III project, we completed the drilling of the wells and are currently producing a conceptual design of the power plant of 35 MW.

OrSumas Project.    This recovered energy 5 MW project is scheduled to be completed in the last quarter of 2007 or the first quarter of 2008.

Steamboat Hills.    We plan to add 5 MW to the Steamboat Hills project through the construction of OEC units. We expect the construction to be completed in the beginning of 2007.

Puna.    An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect that such enhancement program will be completed in 2008 and are currently in negotiation of the power purchase agreement for that addition.

Momotombo.    We completed the wells rework and added 3 MW to the Momotombo project.

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

Below is a table, which summarizes the estimated investments for the projects listed above (in millions):

Project Name	Estimated Investment	Invested as of September 30, 2006	Balance
Ormesa	$52.3	$37.4	$14.9
Galena 2	26.9	12.8	14.1
Amatitlan	34.4	30.7	3.7
OrSumas	11.0	1.7	9.3
Steamboat Hills	11.5	8.7	2.8
Puna	26.1	1.1	25.0
Momotombo	5.0	3.6	1.4
Galena 3	45.1	—	45.1
Total	$212.3	$96.0	$116.3
Phase II of Olkaria III	$60.0 to $80.0
Heber South	Not yet finalized
Brawley	Not yet finalized

In addition to the above projects, our operating projects have capital and expenditures budgets of approximately $15.0 million and we also plan to start other construction and enhancement of additional projects, including exploration work, for a total amount of approximately $15 million.

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

As of September 30, 2006, 97.4% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility. As of such date, 2.6% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of September 30, 2006, $14.0 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

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

Southern California Edison accounted for 36.0% and 41.3% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 31.8% and 38.1% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 9.2% and 9.9% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 12.4% and 13.3% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively.

Hawaii Electric Light Company accounts for 13.1% and 15.0% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 15.6% and 13.9% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively.

The two electric distribution companies, which are assignees of Empresa Nicaraguense de Electricidad, accounted for 3.5% and 3.8% of our total revenues for the three months ended

September 30, 2006 and 2005, respectively, and 4.4% and 4.8% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively.

Kenya Power & Lighting Co. Ltd. accounted for 3.4% and 3.8% of our total revenues for the three months ended September 30, 2006 and 2005, respectively, and 3.9% and 4.3% of our total revenues for the nine months ended September 30, 2006 and 2005, respectively.

Guatemala’s Instituto Nacional de Electrificacion accounted for 4.5% and 3.5% of our total revenues for the three and nine months ended September 30, 2006, respectively.

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

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported accurately and within the time periods specified within the SEC’s rules and instructions for Form 10-Q.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

None.

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the quarterly period ending September 30, 2006 from those previously reported in Part II Item 1 of our quarterly report on Form 10-Q for the quarterly period ending June 30, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third fiscal quarter of 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ending on September 30, 2006.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.		Document
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1		Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2		Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.6	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10	.1.7	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.10	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.11	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.12	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.13	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.14	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.15	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.16	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.		Document
10	.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8		Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9		Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.3	Amendment No. 2 to Form of Executive Employment Agreement of Hezy Ram, incorporated by reference to Exhibit 10.10.3 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.11		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit No.		Document
10	.13.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.14		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.15		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.18		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.19		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
21.1		Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: November 7, 2006	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

(c)	EXHIBIT INDEX

Exhibit No.		Document
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.1		Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2		Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.6	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10	.1.7	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.10	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.11	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.12	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.13	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.14	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.15	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.16	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8		Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9		Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.3	Amendment No. 2 to Form of Executive Employment Agreement of Hezy Ram, ., incorporated by reference to Exhibit 10.10.3 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.11		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.

Exhibit No.		Document
10.12		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.14		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.15		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.18		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.19		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
21.1		Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit No.	Document
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.