Form 10-Q
period 2007-03-31
ORMAT TECHNOLOGIES, INC.
filed 2007-05-10
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes     No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 38,124,044, par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007

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

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	December 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,244	$20,254
Marketable securities	52,434	96,486
Restricted cash, cash equivalents and marketable securities	49,274	56,425
Receivables:
Trade	33,682	36,463
Related entities	906	879
Other	7,520	5,277
Due from Parent	1,067	1,459
Inventories, net	8,572	7,403
Costs and estimated earnings in excess of billings on uncompleted contracts	14,082	11,216
Deferred income taxes	2,047	1,819
Prepaid expenses and other	4,795	4,911
Total current assets	196,623	242,592
Unconsolidated investments	37,749	37,207
Deposits and other	15,058	15,081
Deferred income taxes	5,700	6,172
Property, plant and equipment, net	648,299	624,089
Construction-in-process	170,339	169,075
Deferred financing and lease costs, net	15,430	15,800
Intangible assets, net	49,319	50,086
Total assets	$1,138,517	$1,160,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$79,399	$70,445
Billings in excess of costs and estimated earnings on uncompleted contracts	9,537	5,803
Current portion of long-term debt:
Limited and non-recourse	8,632	8,482
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	25,329	40,054
Due to Parent, including current portion of notes payable to Parent	82,854	82,379
Total current liabilities	206,751	208,163
Long-term debt, net of current portion:
Limited and non-recourse	19,940	22,157
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	299,316	299,316
Notes payable to Parent, net of current portion	50,827	57,841
Deferred lease income	78,212	78,883
Deferred income taxes	15,301	21,674
Liability for unrecognized tax benefits	3,558	—
Liabilities for severance pay	13,667	13,378
Asset retirement obligation	17,117	16,832
Total liabilities	705,689	719,244
Minority interest in net assets of a subsidiary	64	64
Contingencies (Note 8)
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 38,121,432 and 38,101,888 shares issued and outstanding, respectively	38	38
Additional paid-in capital	354,260	353,399
Retained earnings	76,211	85,053
Accumulated other comprehensive income	2,255	2,304
Total stockholders’ equity	432,764	440,794
Total liabilities and stockholders’ equity	$1,138,517	$1,160,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31
	2007	2006
	(in thousands, except per share amounts)
Revenues:
Electricity:
Energy and capacity	$19,910	$25,165
Lease portion of energy and capacity	23,077	17,897
Lease income	671	671
Total electricity	43,658	43,733
Products:
Related party	—	3,503
Other	18,089	13,085
Total products	18,089	16,588
Total revenues	61,747	60,321
Cost of revenues:
Electricity:
Energy and capacity	23,364	17,174
Lease portion of energy and capacity	15,047	8,382
Lease expense	1,311	1,311
Total electricity	39,722	26,867
Products	15,924	10,532
Total cost of revenues	55,646	37,399
Gross margin	6,101	22,922
Operating expenses:
Research and development expenses	704	773
Selling and marketing expenses	1,986	2,695
General and administrative expenses	5,747	4,684
Operating income (loss)	(2,336)	14,770
Other income (expense):
Interest income	1,415	1,115
Interest expense:
Parent	(1,633)	(2,226)
Other	(7,615)	(7,229)
Less – amount capitalized	1,466	2,002
Foreign currency translation and transaction losses	(716)	(8)
Other non-operating income	352	103
Income (loss) before income taxes and equity in income of investees	(9,067)	8,527
Income tax benefit (provision)	1,995	(1,914)
Equity in income of investees	1,231	1,279
Net income (loss)	(5,841)	7,892
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of ($52,000) and ($54,000), respectively)	(83)	(90)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $19,000 and $72,000, respectively)	34	118
Comprehensive income (loss)	$(5,890)	$7,920
Earnings (loss) per share – basic and diluted	$(0.15)	$0.25
Weighted average number of shares used in computation of earnings (loss) per share:
Basic	38,109	31,563
Diluted	38,109	31,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(in thousands, except per share data)
Balance at December 31, 2006	38,102	$38	$353,399	$85,053	$2,304	$440,794
Share based compensation	—	—	559	—	—	559
Cash dividend declared, $0.07 per share	—	—	—	(2,673)	—	(2,673)
Exercise of options by employees	20		302			302
Tax benefit on exercise of options by employees
Cumulative adjustment from adoption of FIN No. 48	—	—	—	(328)	—	(328)
Net loss	—	—	—	(5,841)	—	(5,841)
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $52,000)	—	—	—	—	(83)	(83)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $19,000)	—	—	—	—	34	34
Balance at March 31, 2007	38,122	$38	$354,260	$76,211	$2,255	$432,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,841)	$7,892
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,012	10,201
Accretion of asset retirement obligation	285	223
Share-based compensation	559	211
Amortization of deferred lease income	(671)	(671)
Equity in income of investees	(1,231)	(1,279)
Distributions from unconsolidated investments	884	1,158
Unrealized loss in respect of derivative instruments, net	(83)	(90)
Gain on severance pay fund asset	(183)	(190)
Deferred income tax provision (benefit)	(3,176)	1,846
Liability for unrecognized tax benefits	84	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	538	(352)
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,866)	7,593
Inventories, net	(1,169)	(967)
Prepaid expenses and other	116	(171)
Deposits and other	540	230
Accounts payable and accrued expenses	3,781	6,751
Due from/to related entities, net	(27)	(2,807)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,734	(7,459)
Other liabilities	—	(20)
Liabilities for severance pay	289	679
Due from Parent	853	1,077
Net cash provided by operating activities	8,428	23,855
Cash flows from investing activities:
Marketable securities, net	44,024	34,492
Net change in restricted cash, cash equivalents and marketable securities	7,232	759
Capital expenditures	(31,228)	(39,702)
Cash paid for acquisitions, net of cash received	—	(15,362)
Increase in severance pay fund asset, net	(334)	(40)
Repayment from unconsolidated investment	31	31
Net cash provided by (used in) investing activities	19,725	(19,822)
Cash flows from financing activities:
Due to Parent	(7,000)	(7,000)
Proceeds from exercise of options by employees	302	—
Repayments of short-term and long-term debt	(16,792)	(4,717)
Deferred debt issuance costs	—	(198)
Cash dividends paid	(2,673)	—
Net cash used in financing activities	(26,163)	(11,915)
Net increase (decrease) in cash and cash equivalents	1,990	(7,882)
Cash and cash equivalents at beginning of period	20,254	26,976
Cash and cash equivalents at end of period	$22,244	$19,094
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$5,039	$(1,280)
Accrued liabilities related to financing activities	$134	$887
Increase in asset retirement cost and asset retirement obligation	$—	$655
Cash dividend declared	$—	$947

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2007 and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2007 and 2006.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The condensed consolidated balance sheet data as of December 31, 2006 is derived from the audited consolidated financial statements for the year ended December 31, 2006, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (‘‘U.S.’’) and in foreign countries. At March 31, 2007 and December 31, 2006, the Company had deposits totaling $7,562,000 and $13,068,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At March 31, 2007 and December 31, 2006, the Company’s deposits in foreign countries amounted to approximately $19,433,000 and $15,321,000, respectively.

At March 31, 2007 and December 31, 2006, accounts receivable related to operations in foreign countries amounted to approximately $14,888,000 and $16,957,000, respectively. At March 31, 2007 and December 31, 2006, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 48% and 49% of the Company’s accounts receivable, respectively.

Southern California Edison Company (‘‘SCE’’) accounted for 24.8% and 27.5% of the Company’s total revenues for the three months ended March 31, 2007 and 2006, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 10.3% and 16.3% of the Company’s total revenues for the three months ended March 31, 2007 and 2006, respectively.

Hawaii Electric Light Company accounted for 15.7% and 18.1% of the Company’s total revenues for the three months ended March 31, 2007 and 2006, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three month period ended March 31, 2007

SFAS No. 155 – Accounting for Certain Hybrid Financial Instruments

Effective January 1, 2007, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces certain provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption by the Company of SFAS No. 155, effective January 1, 2007, did not have any impact on its results of operations or financial position.

FIN No. 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification and disclosure of tax positions, as well as the accounting for interest and penalties. As a result of the implementation of FIN No. 48, on January 1, 2007, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. See Note 10 for additional information about the Company’s unrecognized tax benefits

EITF Issue No. 06-3 – How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)

Effective January 1, 2007, the Company adopted EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The requirements of EITF Issue No. 06-3 apply to any tax

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. Examples of taxes subject to Issue No. 06-3 include sales, use, value added, and some excise taxes. EITF Issue No. 06-3 excludes taxes that are assessed on gross receipts or that are imposed during the process of obtaining inventory. Companies will be required to disclose their accounting policy regarding the presentation of taxes subject to EITF Issue No. 06-3, and the amounts of such taxes that are included in income on a gross basis, if those amounts are significant. The adoption by the Company of EITF Issue No. 06-3, effective January 1, 2007, did not have any impact on its financial statements.

New accounting pronouncements effective in future periods

SFAS No. 157 – Fair Value Measurements

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

NOTE 3 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing income (loss) available to common stock stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted in 2004, 2005, 2006 and 2007. For the three months ended March 31, 2007, the employee stock options are anti-dilutive because of the Company’s net loss and therefore, have been excluded from the diluted loss per share calculation. The stock options granted to employees of the Company in Ormat Industries Ltd. (the ‘‘Parent’’) stock are not dilutive to the Company’s earnings (loss) per share in any period.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Raw materials and purchased parts for assembly	$4,118	$3,397
Self-manufactured assembly parts and finished products	4,454	4,006
Total	$8,572	$7,403

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Mammoth	32,504	31,913
OLCL	5,245	5,294
Total	$37,749	$37,207

From time to time, the unconsolidated power plants make distributions to their owners. Such distributions are deducted from the investments in such power plants.

The Mammoth Project

The Company has a 50% interest in the Mammoth Project (‘‘Mammoth’’), which is comprised of three geothermal power plants located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements, which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (‘‘O&M’’) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$5,810	$3,425
Non-current assets	78,643	79,942
Current liabilities	655	667
Non-current liabilities	3,294	3,130
Partners’ Capital	80,504	79,570

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Condensed statements of operations:
Revenues	$3,935	$3,685
Gross margin	1,009	605
Net income	948	548
Company’s equity in income of Mammoth:
50% of Mammoth net income	$474	$274
Plus amortization of basis difference	148	148
	622	422
Less income taxes	(224)	(160)
Total	$398	$262

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Leyte Project

The Company holds an 80% interest in Ormat Leyte Co. Ltd. (‘‘OLCL’’). OLCL is a limited partnership established for the purpose of developing, financing, operating, and maintaining a geothermal power plant in Leyte Provina, the Philippines. Upon the adoption of FIN No. 46R, Consolidation of Variable Interest Entities (revised December 2003) – an interpretation of ARB No. 51, on March 31, 2004, the Company concluded that OLCL should not be consolidated. As a result of such conclusion, the Company’s 80% ownership interest in OLCL is accounted for under the equity method of accounting.

The condensed financial position and results of operations of OLCL are summarized below:

	March 31, 2007	December 31, 2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$7,846	$7,548
Non-current assets	3,023	4,632
Current liabilities	3,868	4,782
Stockholders’ equity	7,001	7,398
	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Condensed statements of operations:
Revenues	$3,416	$3,373
Gross margin	1,660	1,677
Net income	711	859
Company’s equity in income of OLCL:
80% of OLCL net income	$569	$687
Plus amortization of deferred revenue on intercompany profit ($0.5 million unamortized balance at March 31, 2007)	264	604
Total	$833	$1,291

NOTE 6 — STOCK-BASED COMPENSATION

On February 27, 2007, the Company granted to a non-employee director non-qualified stock options, under the Company’s 2004 Incentive Compensation Plan (‘‘2004 Incentive Plan’’), to purchase 7,500 shares of common stock at an exercise price of $38.85 per share, which amount represented the fair market value of the Company’s common stock on the day following the date of grant, since on the date of grant the Company released its results of operation for the fourth quarter of 2006. Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant. The fair value of each option on the date of grant is $12.61 per share.

On March 29, 2007, the Company granted to employees incentive stock options, under the Company’s 2004 Incentive Plan, to purchase 397,150 shares of common stock at an exercise price of $42.08 per share, which amount represented the fair market value of the Company’s common stock on the date of grant. Such options will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. The fair value of each option on the date of grant is $15.77 per share.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company calculated the fair value of each option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Three Months Ended March 31, 2007
Risk-free interest rates	4.5%
Expected term (in years)	5.1
Dividend yield	0.54
Expected volatility	35.7
Forfeiture rate	5.0%

On May 8, 2007 the Company’s shareholders approved an amendment to the Company’s 2004 Incentive Plan to increase the number of shares of common stock authorized for issuance pursuant to the plan by 2,500,000. Following this increase, the number of shares available for future grant is 2,829,878.

NOTE 7 — BUSINESS SEGMENTS

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2007
Net revenues from external customers	$43,658	$18,089	$61,747
Intersegment revenues	—	3,985	3,985
Operating loss	(1,532)	(804)	(2,336)
Segment assets at period end*	1,073,171	65,346	1,138,517
* Including unconsolidated investments	37,749	—	37,749
Three Months Ended March 31, 2006
Net revenues from external customers	$43,733	$16,588	$60,321
Intersegment revenues	—	16,025	16,025
Operating income	11,312	3,458	14,770
Segment assets at period end*	900,050	42,903	942,953
* Including unconsolidated investments	40,241	—	40,241

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands)
Operating income (loss)	$(2,336)	$14,770
Interest expenses, net	(6,367)	(6,338)
Non-operating income (expense) and other, net	(364)	95
Total consolidated income (loss) before income taxes and equity in income of investees	$(9,067)	$8,527

NOTE 8 — CONTINGENCIES

One of the Company’s U.S. Subsidiaries (the ‘‘subsidiary’’) is a party to a third-party complaint originally filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the ‘‘Henrys’’) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (‘‘MPSG’’). The subsidiary entered into a supply contract with MPSG dated as of December 29, 2003, under which the subsidiary was retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (‘‘Basin’’). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy adversary proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against the subsidiary, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against the subsidiary for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, the subsidiary filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. The subsidiary filed a motion to dismiss the Henrys’ claims on January 31, 2006. On March 21, 2006, Basin filed an Amended Complaint in the bankruptcy proceeding, consolidating the causes of action it brought in the North Dakota lawsuit. In their answer to Basin’s Amended Complaint, the Henrys raised the same third party claims against the subsidiary. On May 11, 2006, the Bankruptcy Court entered an order denying the subsidiary’s motion to dismiss the Henrys’ claims against it, but staying the Henrys’ litigation against the subsidiary pending the resolution of Basin’s alter ego claims against the Henrys. In its answer to Basin’s Amended Complaint, MPSG asserted third party claims against the subsidiary similar to those claims raised by the Henrys. A trial on all issues raised in the bankruptcy proceeding is scheduled to begin in September 2007 in the Bankruptcy Court. The case is also scheduled for mediation in June 2007. The Company believes that the subsidiary has no liability to the Henrys or to MPSG and intends to defend vigorously against the Henrys’ and MPSG’s claims in the bankruptcy proceeding. Therefore, no provision is included in the financial statements in respect of the claim.

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

Refer to discussion of contingencies settled subsequent to March 31, 2007 in Note 11.

NOTE 9 — CASH DIVIDEND

On February 27, 2007, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.7 million ($0.07 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 21, 2007. Such dividend was paid on March 29, 2007.

NOTE 10 — INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2007 was 22.0%, which differs from the federal statutory rate of 34% primarily due to: (i) lower tax rates in Israel; (ii) a tax credit related to the Company’s subsidiaries in Guatemala; and (iii) the benefit of production tax credits for new power plants placed in service since 2005.

As disclosed in Note 2, the Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. This amount consists of interest and penalties related to uncertain tax positions. In addition, on January 1, 2007, the Company reclassified its liability for uncertain tax positions in the amount of $3,146,000 from long-term deferred income tax liabilities to liability for unrecognized tax benefits. During the three months ended March 31, 2007, the Company increased its liability for unrecognized tax benefits by $84,000. The liability for unrecognized tax benefits of $3,558,000 at March 31, 2007 would impact the Company’s effective tax rate, if recognized. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision (benefit) in the consolidated statements of operations.

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of March 31, 2007, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2006 and by local state jurisdictions for the years 2002-2006.

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries:

Israel	2003 – 2006
Nicaragua	2003 – 2006
Kenya	2000 – 2006
Guatemala	2002 – 2006
Philippines	2004 – 2006

Management believes that the liability for unrecognized tax benefits is adequate for all open tax years based on its assessment of many factors, including among others, past experience and interpretations of local income tax regulations. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. As a result, it is possible that federal, state and foreign tax examinations will result in assessments in future periods. To the extent any such assessments occur, the Company will adjust its liability for unrecognized tax benefits.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — SUBSEQUENT EVENTS

Legal Proceedings

In connection with the Company’s power purchase agreements for the Ormesa project, SCE expressed its intent not to pay the contract rate for power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contended that California ISO real-time prices should apply, while management believed that SP-15 prices quoted by NYMEX should apply. The parties signed an Interim Agreement in 2005 whereby SCE agreed to procure GEM 2 and GEM 3 power at the then-current energy rate under the July 18, 1984 Ormesa power purchase agreement of 5.37 cents per kWh until May 1, 2007. On April 23, 2007, Ormesa LLC, a wholly owned subsidiary, finalized an agreement with SCE with terms that are similar to the arrangement agreed to in the Interim Agreement, whereby 6.5 MW of power from GEM 2 and GEM 3 will be sold to SCE at the current energy rate of the July 18, 1984 Ormesa power purchase agreement. For the period commencing May 1, 2007, the energy rate is 6.15 cents per kWh. The parties simultaneously entered into other agreements and agreed to release each other from any and all claims relating to the Ormesa project. Pursuant to these agreements, Ormesa LLC paid SCE an immaterial amount to consolidate the June 13, 1984 and July 18, 1984 power purchase agreements. Combining these agreements will reduce scheduling fees over the term of the agreement and provide other operational benefits.

Steamboat Geothermal LLC (‘‘SG’’), a wholly owned subsidiary, was party to litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. On December 31, 2005 and January 9, 2006, SG entered into a sales, settlement and release agreement and an assignment agreement, respectively, with an assignee of the right of one of the plaintiffs to 37% of net operating revenues, whereby SG was assigned 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with the plaintiff. On April 11, 2007, SG entered into a settlement agreement with the plaintiff, Geothermal Development Associates (‘‘GDA’’), to settle the remaining claims. As a result of the settlement, the Company recorded an additional provision of $0.8 million as of March 31, 2007 and paid the total settlement amount to GDA in April 2007. The settlement agreement provides for the mutual release of any and all claims, demands and causes of action by and between the parties and stipulates that the settlement should not be construed as an admission of liability or fault by any party.

Cash Dividend

On May 8, 2007, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.9 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 22, 2007, payable on May 29, 2007.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2006 and any updates contained herein which may have a significant impact on our business, operating results or financial condition;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2006 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

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

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources and, as of recently, from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the three months ended March 31, 2007, our Electricity Segment represented approximately 70.7% of our total revenues, while our Products Segment represented approximately 29.3% of our total revenues during such period.

During the three months ended March 31, 2007, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $43.7 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project for the three months ended March 31, 2007 were $4.7 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the three months ended March 31, 2007.

Our Electricity Segment operations are conducted in the United States and throughout the world. Since January 1, 2001, we have completed various acquisitions of geothermal power plants with an aggregate acquisition cost, net of cash received, of $526.7 million. We currently own or control, as well as operate geothermal projects in the United States, Guatemala, Kenya, Nicaragua and the Philippines, as well as recovered energy generation (REG) plants in the United States.

Our Products Segment operations are also conducted in the United States and throughout the world. During the three months ended March 31, 2007, revenues attributable to our Products Segment were $18.1 million.

We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We expect that recovered energy generation projects will increase our revenues in both the Electricity Segment and the Products Segment.

During the three months ended March 31, 2007, we recognized revenues in our Products Segment of approximately $6.3 million from REG compared to $6.2 million in the same period last year. During the three months ended March 31, 2007 we received purchase orders for the supply and construction of REG plants in a total amount of $20.7 million.

Our Electricity Segment is characterized by relatively predictable revenues generated by our power plants pursuant to long-term power purchase agreements, with terms which are generally up to 20 years. However, in the first quarter of 2007, we experienced several operational issues, which resulted in both reduced revenues and increased costs. The price for electricity under all but one of our power purchase agreements is effectively a fixed price. The exception is the power purchase agreement of the Puna project. It has a variable energy rate based on the local utility’s short run avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the three months ended March 31, 2007, 80.3% of the electricity revenues generated was derived from contracts with fixed energy rates, and therefore such revenues were not affected by the fluctuations in energy commodity prices.

Revenues attributable to our Products Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, we typically focus on the internal rate of return of the relevant investment, relevant technical and geological matters and other relevant business considerations. We evaluate our operating projects based on revenues and expenses and our projects that are under development, based on costs attributable to each such project. By contrast, we evaluate the performance of our Products Segment based on the timely delivery of our products, performance quality of our products and costs actually incurred to complete customer orders as compared to the costs originally budgeted for such orders.

During the three months ended March 31, 2007 our total revenues increased by 2.4% (from $60.3 million to $61.7 million) over the same period last year. Revenues from the Electricity Segment remained the same, and revenues from the Product Segment increased by 9.0%, from the same period last year.

During the three months ended March 31, 2007 and 2006, our U.S. projects generated 464,704 MWh and 481,427 MWh, respectively, which includes our 50% share in the Mammoth project.

Recent Developments

•	During the first quarter of 2007 and through the beginning of May 2007, we have achieved several milestones related to our projects:

•	We finalized our minority interest share in the Indonesian special purpose company that will own and operate the 340 MW Sarulla project in Indonesia at 12.75%.

•	We have declared commercial operation of the 11 MW Desert Peak 2 project.

•	We have completed the construction of additional Ormat Energy Converter (OEC) units, which increased the capacity of the Ormesa complex by 10MW bringing its generating capacity to 57 MW.

•	We have declared commercial operation of the 10 MW Galena 2 project.

•	We have completed the construction of additional OEC unit in the Steamboat Hill project and increased the generating capacity of the project by 4 MW.

•	In April 2007, we received a 21 million New Zealand dollars (approximately $15.4 million) order from Geothermal Development Ltd (GDL), a company in which we own 49%, to supply and construct a geothermal power plant in Kawerau, New Zealand. Ormat will also provide the required construction loan. GDL expects to sell electricity produced by the project to Bay of Plenty Electricity of New Zealand under an existing 7-year power purchase agreement extendable an additional 5 years by mutual agreement. We have an option to acquire the remaining 51% of GDL before the completion of construction. Construction is expected to be completed in the first half of 2009.

•	In March 2007, we entered into an $11.5 million contract with ENAGAS, S.A. of Madrid, Spain for the supply of one OEC for a REG plant. The REG plant is being specially designed to use the residual energy from the vaporization process of a Liquefied Natural Gas regasification terminal located in Huelva, Spain. The equipment is scheduled to be supplied and installed within 26 months from the receipt of a notice to proceed, which is expected in the next few months.

•	In February 2007, the Nevada Public Utilities Commission approved two new 20-year power purchase agreements that two of our subsidiaries entered into on August 3, 2006 with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of energy to be produced from the Carson Lake (near Fallon) and Buffalo Valley power plants, two new geothermal power plants to be built in Lander and Churchill Counties in northern Nevada. The Carson Lake and Buffalo Valley projects are both projected to come on line in late 2009. These new plants are expected to increase the total output we supply to Sierra Pacific Resources by between 36 and 60 MW.

•	In January 2007, we entered into two contracts with a combined value of $9.0 million with Enpower Green Energy Generation, Inc. for the supply of two OEC units for two REG plants to be located on the Duke Energy T South Pipeline System in British Columbia, Canada. The equipment is to be supplied by the end of April 2008.

•	In January 2007, our subsidiary developing the Olkaria III project entered into an Amended and Restated Power Purchase Agreement and a Project Security Agreement, with Kenya Power and Lighting Co., the Kenyan parastatal electricity transmission and distribution company, with respect to Phase II of the Olkaria III project. These agreements were executed after receipt of appropriate regulatory approvals from the Kenyan authorities. The construction of Phase II of the project is expected, upon completion, to add approximately 35 MW to the existing facility, bringing the project’s total capacity to approximately 48 MW. Following completion of Phase II, total anticipated annual revenues from the project will be approximately $32 million.

•	In January 2007, one of our subsidiaries entered into a Power Purchase Option Agreement with Basin Electric Power Cooperative (Basin Electric) regarding five new REG power plants located along the Northern Border Pipeline in the States of Montana, North Dakota and Minnesota. According to the Option Agreement, Basin Electric will work towards fulfilling certain conditions with the goal to confirm that it is ready to enter into a definitive 25-year power purchase agreement. These conditions include the interconnection and rights to the site on which the power plants will be constructed. We have already secured the rights to the waste heat for two of the new power plants and will continue to work towards obtaining the rights to the remaining three new power plants. The approval for construction of the new power plants is expected during 2007 after both parties have fulfilled their prerequisite obligations under the Power Purchase Option Agreement.

•	In January 2007, two of our subsidiaries entered into supply and engineering, procurement and construction contracts with Ngawha Generation Ltd., a subsidiary of Top Energy Limited, for a new geothermal power plant in Ngawha, New Zealand. The contracts are for a total of approximately $20 million. The construction of the power plant is expected to be completed within 20 months from the contract date.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation. This is partly due to increasing natural gas and oil prices and newly enacted legislative and regulatory incentives, such as state renewable portfolio standards. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards as the most significant trends affecting our industry today and in the immediate future. The recent relative decline in oil and gas prices does not appear to have impacted the increasing demand for renewable energy. Our operations and the trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005, 2006 and in the first quarter of 2007, our primary activity has been the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. As a result, growth in revenues and overall generating capacity has been more moderate than in 2003 and 2004, in which we made significant acquisitions. Nevertheless, we expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment in 2007, as compared with 2006.

•	We continue to experience increases in the cost of raw materials required for our equipment manufacturing activities and equipment used in our power plants. We have experienced an increase in drilling costs and a shortage in drilling equipment. We believe this is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs. This is particularly true in the United States, where a significant increase in construction activities has caused higher prices. An increase in our raw materials, drilling, construction and other costs may have an adverse effect on our financial condition and results of operations.

•	We expect that the increased awareness of climate change may result in significant changes in the energy, business and regulatory environments, which may create business opportunities for us going forward.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 23 states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and where all of our U.S. geothermal projects are located). These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	On September 27, 2006, the California Global Warming Solutions Act of 2006 (the Act) was signed into law. The Act regulates most sources of greenhouse gas emissions and is expected to result in a reduction of carbon emissions to 1990 levels by 2020, representing a twenty-five percent reduction in greenhouse gas emissions. To accomplish this, the Act provides a framework for greenhouse gas emissions reductions through the use of emissions control technologies and other cost-effective reduction strategies, one of which may involve the use of market-based trading of emissions rights. The California Air Resources Board must adopt standards for implementing the Act by 2011. Although programs under the Act will take some time to develop, its requirements, particularly the creation of a market-based trading mechanism to achieve compliance with emissions caps, should be highly advantageous to in-state energy generating sources that have low carbon emissions such as geothermal energy.

•	On September 27, 2006, California also enacted legislation requiring that its renewable portfolio standard of 20% generation from renewable energy resources per year be met by December 2010, ahead of the previous legislative mandated target of December 2017. The California legislature is currently considering an increase to 33% by December 31, 2020.

•	Outside of the United States, we expect that a variety of governmental initiatives, will create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements. However, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business, as a percentage of the total revenues from our Products Segment, will increase.

•	Over the last two years, competition from the wind and solar power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the ongoing privatization of the electricity industry in the Philippines, the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in Kenya. Although we maintain political risk insurance to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’, which in 2006 was 1.9 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2008.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policy Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which sells it electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC has recently issued a final rule that could eliminate the utility’s purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the final rule, FERC expressly noted that the California Independent System Operator (CAISO) has satisfied one but not all of the criteria for relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

•	On May 2, 2007, the Bureau of Land Management and the Minerals Management Service (each part of the Department of the Interior) issued separate final rules to implement relevant provisions of the Energy Policy Act of 2005. These rules revise existing federal regulations dealing with the general geothermal leasing process for federal land, lease durations, work commitments, annual rental and credit of rental toward royalties, and royalty calculations. The new rules include: a requirement that geothermal resources be offered through a competitive lease process; the introduction of a new royalty methodology, calculated on the basis of gross proceeds from the sale of electricity, rather than the ‘‘netback’’ calculation previously in use; the introduction of increased rental payments (that are creditable toward royalties owed); and a new scheme of lease terms and extensions. The rules also establish ‘‘production incentives’’ for new facilities and qualified expansion facilities that are put into commercial operation by August 8, 2011, in the form of a four year 50% reduction in royalties from what would otherwise be due. The 50% reduction applies to all of the electricity generated from a new facility, and to the incremental electricity generated by a qualified expansion facility. The provisions of the rules dealing with fees, rental payments, and royalties apply to geothermal leases issued after August 8, 2005. However, lessees under leases issued prior to August 8, 2005 may elect to convert their leases to the new regulatory framework. We are currently evaluating the impact of these final rules but do not expect a material impact on our financial condition and results of operations.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-
based power plants; the design, manufacturing and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements. However, such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’. Electricity Segment revenues may also be affected by higher-than-
average ambient temperature, which could cause a decrease in the generating capacity of our plants and by unplanned major maintenance activities related to our projects.

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

As required by Emerging Issues Task Force (EITF) Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, we have assessed all of our power purchase agreements agreed to, modified or acquired in business combinations on or after July 1, 2003, and concluded that all such agreements contain a lease element requiring lease accounting. Accordingly, revenue related to the lease element of the agreements is presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy presented as ‘‘energy and capacity’’ revenue in our consolidated financial statements.

As the lease revenue and the energy and capacity revenues are derived from the same arrangement and both fall within our Electricity Segment, we analyze such revenues, and related costs, on a combined basis for management purposes.

Revenues attributable to our Products Segment are generally less predictable than revenues from our Electricity Segment. This is because larger customer orders for our products are typically a result of our participating in, and winning, tenders issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, our revenues from our Products Segment fluctuate (and at times, extensively) from period to period.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Revenues
Electricity Segment	$43,658	$43,733	70.7%	72.5%
Products Segment	18,089	16,588	29.3	27.5
Total	$61,747	$60,321	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended March 31, 2007, 78.3% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 86.9% for the same period in 2006.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
United States	$34,188	$38,015	78.3%	86.9%
Foreign	9,470	5,718	21.7	13.1
Total	$43,658	$43,733	100.0%	100.0%

For the three months ended March 31, 2007, 48.3% of our revenues attributable to our Products Segment were generated in the United States, as compared to 0% for the same period in 2006.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison Company (Southern California Edison): the Heber 1 and 2 projects, the Mammoth project and the Ormesa project are higher in the summer months of June through September and as a result we receive higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna project are partially volatile and are impacted by oil prices; therefore, our revenues may be volatile during the year.

Breakdown of Expenses

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, major maintenance, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna lease transactions is included as a separate line item in our Electricity Segment cost of revenues (See ‘‘Liquidity and Capital Resources’’). For management purposes we analyze such costs on a combined basis with other cost of revenues in our Electricity Segment.

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the three months ended March 31, 2007, royalties constituted approximately 4.5% of the Electricity Segment revenues.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of March 31, 2007 decreased to $74.7 million from $116.7 million as of December 31, 2006. This decrease is principally due to the combination of the funding of capital expenditures in the amount of $31.2 million and repayments of long-term debt to our parent and third parties in the amount of $23.8 million, offset by $8.4 million of cash flow from operating activities.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section in our annual report on Form 10-K for the year ended December 31, 2006.

New Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects, and (ii) fluctuation in revenues from our Products Segment. In the first quarter of 2007, an accumulation of operational issues resulted in both reduced revenues and increased costs. Such operational issues are not expected to continue and are not indicative of future trends.

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$43,658	$43,733
Products Segment	18,089	16,588
	61,747	60,321
Cost of revenues:
Electricity Segment	39,722	26,867
Products Segment	15,924	10,532
	55,646	37,399
Gross margin:
Electricity Segment	3,936	16,866
Products Segment	2,165	6,056
	6,101	22,922
Operating expenses:
Research and development expenses	704	773
Selling and marketing expenses	1,986	2,695
General and administrative expenses	5,747	4,684
Operating income (loss)	(2,336)	14,770
Other income (expense):
Interest income	1,415	1,115
Interest expense	(7,782)	(7,453)
Foreign currency translation and transaction losses	(716)	(8)
Other non-operating income	352	103
Income (loss) before income taxes and equity in income of investees	(9,067)	8,527
Income tax benefit (provision)	1,995	(1,914)
Equity in income of investees	1,231	1,279
Net income (loss)	$(5,841)	$7,892
Earnings (loss) per share – basic and diluted	$(0.15)	$0.25
Weighted average number of shares used in computation of earnings (loss) per share:
Basic	38,109	31,563
Diluted	38,109	31,697

	Three Months Ended March 31,
	2007	2006
Statements of Operations Historical Data:
Revenues:
Electricity Segment	70.7%	72.5%
Products Segment	29.3	27.5
	100.0	100.0
Cost of revenues:
Electricity Segment	91.0	61.4
Products Segment	88.0	63.5
	90.1	62.0
Gross margin:
Electricity Segment	9.0	38.6
Products Segment	12.0	36.5
	9.9	38.0
Operating expenses:
Research and development expenses	1.1	1.3
Selling and marketing expenses	3.2	4.5
General and administrative expenses	9.3	7.8
Operating income (loss)	(3.8)	24.5
Other income (expense):
Interest income	2.3	1.8
Interest expense	(12.6)	(12.4)
Foreign currency translation and transaction losses	(1.2)	(0.0)
Other non-operating income	0.6	0.2
Income (loss) before income taxes and equity in income of investees	(14.7)	14.1
Income tax benefit (provision)	3.2	(3.2)
Equity in income of investees	2.0	2.1
Net income (loss)	(9.5%)	13.1%

Comparison of the Three Months Ended March 31, 2007 and the Three Months Ended March 31, 2006

Total Revenues

Total revenues for the three months ended March 31, 2007 were $61.7 million, as compared with $60.3 million for the three months ended March 31, 2006, which represented a 2.4% increase in total revenues. This increase is attributable to our Products Segment whose revenues increased by 9.0%, over the same period in 2006.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended March 31, 2007 were $43.7 million, which remain unchanged from the same period in 2006. Our Electricity Segment revenues for the three months ended March 31, 2007 include $3.2 million of revenues generated from the Zunil project in Guatemala, which was consolidated as of March 13, 2006 and $0.4 million generated from our Amatitlan project in Guatemala which started generating electricity in March 2007, but has not yet declared commercial operation. This increase was offset by a decrease in our total energy production in the United States from 456,159 MWh in the three months ended

March 31, 2006 to 437,126 MWh in the three months ended March 31, 2007. This decreased our electricity revenues in the United States by $4.0 million. This decrease is primarily attributable to the following events: (i) the Steamboat 2 /3 project has experienced protracted failures of two of the project’s turbines which were not manufactured by us. We are in the process of replacing the faulty equipment with turbines designed and manufactured by us; (ii) the Heber 1 project was shut down during a period of 25 days in order to perform a scheduled overhaul; (iii) the Steamboat Hills project was shut down in December 2006 in order to tie in the new Galena 2 power plant in the second quarter of 2007 (the commissioning of the Galena 2 project was postponed from the first quarter to the second quarter of 2007 due to a delay in obtaining the project permit); and (iv) the Puna project has experienced a decrease in revenues as a result of lower energy rates. The decrease in our U.S.-based revenues was partially offset by additional revenues generated by the Gould 1 and OREG 1 power plants which were placed in service in the second and third quarter of 2006. As of the last month of the quarter, the Brady project sales were reduced by 6 MW and such sales are expected to remain at 12 MW through the majority of 2007, while drilling for additional resource is being performed.

Products Segment

Revenues attributable to our Products Segment for the three months ended March 31, 2007 were $18.1 million, as compared with $16.6 million for the three months ended March 31, 2006, which represented a 9.0% increase in such revenues. This increase is principally attributable to increased sales of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2007 was $55.6 million, as compared with $37.4 million for the three months ended March 31, 2006, which represented a 48.8% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2007 was 90.1% compared with 62.0% for the same period in 2006. These increases are attributable to increased costs in both our Electricity and Products Segments, as discussed below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2007 was $39.7 million, as compared with $26.9 million for the three months ended March 31, 2006, which represented a 47.8% increase in total cost of revenues for such segment. This increase is primarily due to the following: (i) a $1.9 million cost of completing the repair of two wells experiencing mechanical problems in the Puna project; (ii) a $2.0 million cost of a scheduled overhaul in the Heber 1 project (such an overhaul is performed once every four to five years); (iii) an increase of $2.5 million in the costs related to the Ormesa project, as a result of accelerating well field maintenance work, which was done as a preventive measure prior to their failure in order to assure a higher wellfield availability during the summer, when electricity rates paid under the relevant power purchase agreement are higher; (iv) $0.8 million of expenses resulting from the settlement of a legal claim; and (v) an increase of $0.9 million in cost of revenues attributable to the inclusion for a full quarter of the additional cost of revenues being generated by the Zunil project in Guatemala which was consolidated as of March 13, 2006. The remaining $4.7 million of the increase in our cost of revenues (including increased depreciation in the amount of $1.4 million) is attributable primarily to costs relating to new projects placed in service and to an increase in labor and materials costs in existing plants. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2007 was 91.0% compared with 61.4% for the three months ended March 31, 2006.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended March 31, 2007, was $15.9 million, as compared with $10.5 million for the three months ended

March 31, 2006, which represented a 51.2% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our Products Segment revenues, a different product mix, and an increase in labor, material and construction costs. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the three months ended March 31, 2007 was 88.0% as compared with 63.5% for the three months ended March 31, 2006.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2007 were $0.7 million, as compared with $0.8 million for the three months ended March 31, 2006, which represented an 8.9% decrease. Such decrease reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2007 were $2.0 million, as compared with $2.7 million for the three months ended March 31, 2006, which represented a 26.3% decrease. The decrease was due primarily to a decrease in commission and delivery expenses offset partially by an increase in salaries. Selling and marketing expenses for the three months ended March 31, 2007 constituted 3.2% of total revenues for such period, as compared with 4.5% for the three months ended March 31, 2006. Such decrease is principally attributable to a decrease in commissions and delivery costs relating to the Products Segment, as described above.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 were $5.7 million, as compared with $4.7 million for the three months ended March 31, 2006, which represented a 22.7% increase. Such increase is attributable to an increase in personnel expenses and other administrative expenses as a result of the hiring of additional personnel in expectation of our future growth, and as a result of an increase in salaries. General and administrative expenses for the three months ended March 31, 2007 increased to 9.3% of total revenues for such period, from 7.8% for the three months ended March 31, 2006.

Operating Income (Loss)

Operating loss for the three months ended March 31, 2007 was $2.3 million, as compared with operating income of $14.8 million for the three months ended March 31, 2006. Such decrease in operating income was principally attributable to a $16.8 million decrease in gross margin primarily due to the increase in total cost of revenues as explained above, and an increase of $0.3 million in operating expenses. Operating loss attributable to our Electricity Segment for the three months ended March 31, 2007 was $1.5 million, as compared with operating income of $11.3 million for the three months ended March 31, 2006. Operating loss attributable to our Products Segment for the three months ended March 31, 2007 was $0.8 million, as compared with operating income of $3.5 million for the three months ended March 31, 2006.

Interest Expense

Interest expense for the three months ended March 31, 2007 was $7.8 million, as compared with $7.5 million for the three months ended March 31, 2006, which represented a 4.4% increase. The main reasons for the $0.3 million increase are: (i) a decrease of $0.5 million in interest capitalized to projects; (ii) an increase of $0.6 million in interest expense for the three months ended March 31, 2007 due to the consolidation of interest expense from the Zunil project, which was consolidated as of March 13, 2006; and (iii) a decrease of $0.2 million in the fair value of interest rate caps for the three months ended March 31, 2007. The increase in interest expense was partially offset by a decrease of $0.6 million in interest expense to our parent and a decrease of $0.4 million in interest expense in respect of the OFC and OrCal Senior Secured Notes due to principal repayments.

Income Taxes

Income tax benefit for the three months ended March 31, 2007 was $2.0 million as compared with income tax expense of $1.9 million for the three months ended March 31, 2006. The effective tax rates for the three months ended March 31, 2007 and 2006 were 22.0% and 22.4%, respectively. Our effective tax rate decreased in the three months ended March 31, 2007 compared with the same period last year due to: (i) a decrease of 2% in the tax rate in Israel commencing January 1, 2007; (ii) a tax credit related to our subsidiaries in Guatemala; and (iii) an increase in production tax credits as a result of new power plants placed in service.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN No. 48). There was no impact on the income tax benefit for the three months ended March 31, 2007 resulting from the adoption of FIN No. 48.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended March 31, 2007 was $1.2 million, as compared with $1.3 million for the three months ended March 31, 2006.

Net Income (Loss)

Net loss for the three months ended March 31, 2007 was $5.8 million, as compared with net income of $7.9 million for the three months ended March 31, 2006. Such decrease in net income was principally attributable to a $16.8 million decrease in gross margin primarily due to the increase in total cost of revenues as explained above, and an increase of $0.3 million in operating expenses, and an increase of $0.5 million in other expenses. This was partially offset by a decrease in our income tax provision of $3.9 million.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been derived from cash flow from operations, proceeds from parent company loans, third party debt in the form of borrowing under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes, project financing (including leases) and the issuance of our common stock in public offerings. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs. Our management believes that the outstanding cash, cash equivalents, marketable securities and cash generated from our operations will address our liquidity and other investment requirements. In addition, our shelf registration statement on Form S-3, which was declared effective on January 31, 2006, provides us with the ability to raise additional capital through the issuance of securities pursuant to the terms and conditions of the shelf registration. As described below, since the capital note in the amount of $50.7 million with our parent is payable upon demand at any time after November 30, 2007, it is presented in current liabilities in our balance sheets as of March 31, 2007 and December 31, 2006.

As of March 31, 2007, we had a working capital deficit in the amount of $10.1 million. We expect to overcome this deficit and to fund future capital expenditures from (i) positive cash flow from our operating activities; (ii) additional proceeds to be raised from the financing and refinancing of our projects; and (iii) corporate borrowing.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with our parent company, Ormat Industries Ltd. (Ormat Industries), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to September 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% in dollars, which represented a rate of 7.5% for the advances made during 2003. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of March 31, 2007, the outstanding balance of the loan was approximately $82.5 million compared to $89.5 million, as of December 31, 2006.

In addition to the above loan, pursuant to the terms of a capital note, as amended on September 20, 2004, Ormat Industries converted outstanding balances owed by us to Ormat Industries into a subordinated non-interest bearing loan in an amount equal to New Israeli Shekels (NIS) 240.0 million. At any time after November 30, 2007, upon demand by Ormat Industries, we will be required to repay the loan in full. The final maturity of the loan is December 30, 2009. In accordance with the terms of such note, we will not be required to repay any amount in excess of $50.7 million (using the exchange rate existing on the date of such note). As of March 31, 2007 and December 31, 2006 the ceiling of $50.7 million is effective. Since the note is payable upon demand at any time after November 30, 2007 it is presented in current liabilities in our balance sheets as of March 31, 2007 and December 31, 2006.

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

OrCal Geothermal Senior Secured Notes – Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2007, we were in compliance with the covenants under the OrCal Senior Secured Notes. As of March 31, 2007, there were $150.9 million of OrCal Senior Secured Notes outstanding.

Ormat Funding Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes is payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. On December 31, 2006, OFC did not meet the ‘‘debt service coverage ratio’’ and therefore it was restricted from payment of dividends until it meets such ratio. As of March 31, 2007, there were $173.8 million of OFC Senior Secured Notes outstanding.

We have not yet granted a security interest over the new unit of the Desert Peak 2 project to the OFC Senior Secured Noteholders, which is required under the indenture for the OFC Senior Secured Notes. We are evaluating an alternative approach to replacing the Desert Peak 1 plant with one of the new units of the Desert Peak 2 project. Implementing such an alternative would require the consent of the OFC Senior Secured Noteholders in order to ensure continued compliance with the covenants of the indenture governing the OFC Senior Secured Notes. We expect to launch a consent solicitation in order to amend and/or waive certain provisions of the indenture to obtain such consent from the OFC Senior Secured Noteholders. Any such solicitation will be made by means of and subject to appropriate documentation and only to the OFC Senior Secured Noteholders.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) – Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary, has senior loan agreements with IFC and CDC. The first loan from IFC, of which $6.7 million was outstanding as of March 31, 2007, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, of which $3.3 million was outstanding as of March 31, 2007, has a fixed annual interest rate of 11.730%, and matures on May 15, 2008. The loan from CDC, of which $8.1 million was outstanding as of March 31, 2007, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders.

Due to hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. As a result, Orzunil did not meet the historical ‘‘debt service coverage ratio’’ required at December 31, 2006 and therefore, distributions from the Project were restricted. As of March 31, 2007, Orzunil is in compliance with the requited ‘‘debt service coverage ratio’’ and with all other covenants.

Other Limited and Non-Recourse Debt

The Bank Hapoalim project finance debt, of which $10.5 million was outstanding as of March 31, 2007, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-
Import Bank of the United States project finance debt, of which $2.5 million was outstanding as of March 31, 2007, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

New financing of our projects

Financing of the Amatitlan Project

Currently, we intend to refinance our equity investment in the construction of the Amatitlan project in Guatemala during the third quarter of 2007. In connection with such refinancing, we signed a mandate letter with a local bank in Guatemala containing proposed terms for a 10-year term loan in the total amount of up to $41.0 million.

Financing of Phase II of Olkaria III Project

We have engaged a financial institution and received an indicative proposal to arrange long-term financing for the Olkaria III project in Kenya. We expect negotiations and preparation of loan documentation to follow shortly.

Full-Recourse Debt

Our full-recourse third party debt includes an $8.0 million medium term loan from Bank Hapoalim, of which $2.0 million was outstanding as of March 31, 2007, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

In connection with our acquisition through Ormat Systems Ltd. (Ormat Systems) of the power generation business from our parent, we entered into certain agreements with various banks, of which only those with each of Bank Hapoalim, Bank Leumi and Mizrahi Tefahot Bank remain. Under these agreements, in exchange for such banks’ release of our parent’s guarantee and a release of their security interest over the assets of our subsidiary, Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of March 31, 2007, one letter of credit in the amount of $0.7 million remained issued and outstanding under this credit agreement with UBOC.

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt, except as described above regarding the OFC Senior Secured Notes.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. As of March 31, 2007, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $24.8 million and $18.4 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $17.0 million and $10.3 million, respectively.

As of the date hereof, we have not had a draw presented against any letter of credit issued or provided on our behalf.

Puna Project Lease Transactions

On May 19, 2005, our subsidiary in Hawaii, Puna Geothermal Ventures (PGV), entered into a transaction involving the Puna geothermal power plant located on the Big Island of Hawaii. The transaction was concluded with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction relating to two new geothermal wells that PGV drilled in the second half of 2005 (for production and injection) was completed on December 30, 2005. Pursuant to a 31-year head lease, PGV leased its geothermal power plant to the abovementioned financing parties in return for deferred lease payments by such financing parties to PGV in the aggregate amount of $83.0 million. The proceeds from the transactions are being used for future capital expenditures and for general corporate purposes.

Tax Partnership Transaction

We have engaged Capstar Partners Capital LLC and BNP Paribas Securities Corp. to structure and place a transaction to raise cost-efficient capital for the Desert Peak 2, Galena 2, Steamboat Hills, and Galena 3 projects, by bringing in an institutional equity investor with an existing tax base to own these projects in partnership with us. This will allow us to monetize the production tax credits and depreciation to which the owner of these projects is entitled in an efficient manner, recognizing our limited ability to use a substantial portion of such tax benefits on a current basis. We expect to receive between approximately $100 million to approximately $120 million from the institutional equity investor(s) that will be selected for the transaction following a bidding process, and we are currently negotiating the terms and conditions of the bids provided by different institutional equity investors. Under the contemplated transaction structure, OPC LLC (OPC), a newly-established entity, will be co-owned by us and the winning bidder and will in turn own the referenced projects. We will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until we get back the capital we have invested in the projects, while the institutional equity investor will receive substantially all of the tax credits and deductions, and the distributable cash flow after we have been returned our capital. Once the institutional equity investor reaches a negotiated after-tax yield on its investment in OPC, we will have the option to buy out its remaining interest in OPC at the then-current fair market value or, if greater, the investor’s ‘‘capital account’’ balance in OPC. If we do not exercise the option, distributable cash will be shared between us and the investor on the basis of the negotiated allocations (currently expected to be 95:5). Should we exercise this purchase option, we would thereupon revert to being sole owner of the projects.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 10 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of $3.6 million as of March 31, 2007. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 11, 2005	$0.03	August 22, 2005	September 1, 2005
November 9, 2005	$0.03	November 29, 2005	December 6, 2005
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006
August 6, 2006	$0.04	August 23, 2006	August 30, 2006
November 7, 2006	$0.04	November 30, 2006	December 13, 2006
February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$8,428	$23,855
Net cash provided by (used in) investing activities	19,725	(19,822)
Net cash used in financing activities	(26,163)	(11,915)
Net increase (decrease) in cash and cash equivalents	1,990	(7,882)

For the three months ended March 31, 2007

Net cash provided by operating activities for the three months ended March 31, 2007 was $8.4 million, as compared with $23.9 million for the three months ended March 31, 2006. Such net decrease of $15.5 million resulted primarily from the decrease in gross margin, as described above. This decrease resulted in a net loss of $5.8 million in the first quarter of 2007 as compared with net income of $7.9 million in the first quarter of 2006.

Net cash provided by investing activities for the three months ended March 31, 2007 was $19.7 million, as compared with $19.8 million used in investing activities for the three months ended March 31, 2006. The principal factors that affected our cash flow provided by investing activities during the three months ended March 31, 2007 were a $44.0 million decrease in marketable securities, a $7.2 million decrease in restricted cash, cash equivalents and marketable securities, offset by capital expenditures of $31.2 million primarily for our facilities under construction. The principal factors that affected our cash flow used in investing activities during the three months ended March 31, 2006 were capital expenditures of $39.7 million primarily for our power facilities under construction and $15.4 million used in the acquisition of additional 50.8% of the Zunil project in Guatemala. Such cash used in investing activities was offset by a decrease of $34.5 million in marketable securities.

Net cash used in financing activities for the three months ended March 31, 2007 was $26.2 million, as compared with $11.9 million used in financing activities for the three months ended March 31, 2006. The principal factors that affected the cash flow provided by financing activities during the three months ended March 31, 2007 were the repayment of long-term debt in the amount of $16.8 million, the repayment of debt to our parent in the amount of $7.0 million and the payment of a dividend to our shareholders in the amount of $2.7 million. The principal factors that affected the cash flow used in financing activities during the three months ended March 31, 2006 were the repayment of short-term bank credit in the amount of $4.0 million and the repayment of debt to our parent in the amount of $7.0 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $16.0 million for the next two years for investment in buildings, machinery and equipment, including drilling equipment that we received at the end of the first quarter of 2007.

We expect that the following enhancements of our existing power plants and the construction of new power plants will be funded initially from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level. We currently do not contemplate obtaining any new loans from our parent company.

Phase II of Olkaria III Project.    In connection with Phase II of the Olkaria III project, we completed the drilling of the wells and have recently commenced construction of the 35 MW power plant.

OrSumas Project.    This recovered energy 5 MW project was originally scheduled to be completed in the last quarter of 2007 or the first quarter of 2008. Certain environmental issues identified in this project may delay or terminate this project.

Puna Project.    An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect that such enhancement program will be completed in 2008 and are currently negotiating the power purchase agreement for that addition.

Heber South Project.    We commenced construction of the Heber South project, a 10 MW power plant, which will be located in the Heber known geothermal resource area. The construction activity is expected to include the drilling of production and injection wells and the construction of an OEC unit. We expect the construction to be completed by the end of 2007 or the beginning of 2008.

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

We have budgeted approximately $436 million through the end of 2008 for the above-described projects and have invested approximately $53 million of such budget as of March 31, 2007. The budgeted amount includes the GDL project in New Zealand which is described in ‘‘Recent Developments’’ above.

In addition to the above projects, our operating projects have capital expenditure budgets of approximately $15.0 million and we also plan to start other construction and enhancement of additional projects, including exploration work, for a total investment amount of approximately $17.0 million.

We do not anticipate material capital expenditures in the near term for any of our operating projects, other than those described above and other than new projects beyond 2008.

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

As of March 31, 2007, 97.4% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility. As of such date, $12.5 million or 2.6 % of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

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

We currently maintain our surplus cash in short-term, interest-bearing bank deposits and auction-rate Securities (deposits of entities with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Sierra Pacific Power Company, Southern California Edison and Hawaii Electric Light Company. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 24.8% and 27.5% of our total revenues for the three months ended March 31, 2007 and 2006, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 10.3% and 16.3% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.

Hawaii Electric Light Company accounts for 15.7% and 18.1% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim approximately 10% of the cost of each new geothermal power plant in the United States as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a ‘‘production tax credit’’, which in 2006 was 1.9 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2008. The owner of the project must choose between the production tax credit and the 10% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the production tax credit or the investment credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If we claim the investment credit, our ‘‘tax base’’ in the plant that we can recover through depreciation must be reduced by half of the tax credit. If we claim a production tax credit, there is no reduction in the tax basis for depreciation.

Our subsidiary, Ormat Systems, received from Israel’s Investment Center ‘‘Approved Enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. One such approval was received in 1996 and the other was received in May 2004. In respect of the approval from 1996, Ormat Systems has utilized all the tax benefits it was entitled to. As an Approved Enterprise and according to a ruling from the Israeli Tax Authorities, Ormat Systems is exempt from Israeli income taxes with respect to income derived from the approved investment for the years 2004 and 2005 and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions set forth in the ruling, including among other things, that all transactions between Ormat Systems and our affiliates are at arms length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control must be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, Ormat Systems is entitled to accelerated depreciation on equipment used for its industrial activities.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under ‘‘Exposure to Market Risks’’ and ‘‘Concentration of Credit Risk’’ in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the quarterly period ended March 31, 2007 from those previously reported in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2006, other than as described below.

As a result of our acquisition of the Steamboat 1 and 1A plants, our subsidiary. Steamboat Geothermal LLC, became a party to litigation pending in the Second Judicial District Court in Washoe County, Nevada with Geothermal Development Associates (GDA) and Delphi Securities, Inc. In April 2002, these plaintiffs initiated a lawsuit against the former owner and operator of the Steamboat 1/1A project claiming amounts owed under certain operating agreements. On December 31, 2005 and January 9, 2006, Steamboat Geothermal LLC entered into a sales, settlement and release agreement and an assignment agreement, respectively, with Woodside Properties LLC, the assignee of 37% of Geothermal Development Associates’ right to net operating revenues, whereby Steamboat Geothermal LLC was assigned 37% of the net operating revenues of Steamboat 1 in partial settlement of the above mentioned dispute with GDA and Delphi Securities, Inc. On April 11, 2007, following a successful mediation, the parties reached a final settlement of the remaining claims. As a result of the settlement, we recorded an additional provision of $0.8 million as of March 31, 2007, and paid the total settlement amount to GDA in April 2007. The settlement agreement provides for a mutual release of any and all claims, demands and causes of action by and between the parties and stipulates that the settlement should not be construed as an admission of liability or fault by any party.

In connection with the Company’s power purchase agreements for the Ormesa project, Southern California Edison (SCE) expressed its intent not to pay the contract rate for power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contended that California ISO real-time prices should apply, while management believed that SP-15 prices quoted by NYMEX should apply. The parties signed an Interim Agreement in 2005 whereby SCE agreed to procure GEM 2 and GEM 3 power at the then-current energy rate under the July 18, 1984 Ormesa power purchase agreement of 5.37 cents per kWh until May 1, 2007. On April 23, 2007, Ormesa LLC, a wholly owned subsidiary, finalized an agreement with SCE with terms that are similar to the arrangement agreed to in the Interim Agreement, whereby 6.5 MW of power from GEM 2 and GEM 3 will be sold to SCE at the current energy rate of the July 18, 1984 Ormesa power purchase agreement. For the period commencing May 1, 2007, the energy rate is 6.15 cents per kWh. The parties simultaneously entered into other agreements and agreed to release each other from any and all claims relating to the Ormesa projects. Pursuant to these agreements, Ormesa LLC paid SCE an immaterial amount to consolidate the June 13, 1984 and July 18, 1984 power purchase agreements. Combining these agreements will reduce scheduling fees over the term of the agreement and provide other operational benefits.

From time to time, we (and our subsidiaries) are a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of our (and their) business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves in accordance with accounting principles generally accepted in the U.S. We do not believe that any of these proceedings, individually or in the aggregate, would materially and adversely affect our business, financial condition, future results and cash flows.

ITEM 1A.    RISK FACTORS

A comprehensive discussion of our risk factors is included in the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the first fiscal quarter of 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt, except as described in ‘‘Liquidity and Capital Resources — Third Party Debt — Ormat Funding Senior Secured Notes — Non Recourse’’ above regarding the OFC Senior Secured Notes.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2007, we held our Annual Meeting of Stockholders. The two directors whose terms expired at the meeting, Lucien Bronicki and Dan Falk, were re-elected by vote of the stockholders at such meeting. In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditor for fiscal year 2007 and to approve an amendment to the Company’s 2004 Incentive Compensation Plan to increase the number of shares of Common Stock authorized for issuance pursuant to the plan by 2,500,000.

The results of the votes were as follows:

Proposal	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Vote
Election of Director Lucien Bronicki	30,594,283	3,200,426	None	None
Election of Director Dan Falk	30,333,417	3,461,292	None	None
Ratification of appointment of PricewaterhouseCoopers LLP	33,731,772	58,704	4,232	None
Approval of an amendment to the Company’s 2004 Incentive Compensation Plan to increase the number of shares of Common Stock authorized for issuance pursuant to the plan by 2,500,000	31,207,904	452,651	14,015	2,120,139

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.		Document
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.20.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.20.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 12, 2007.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2		Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3		Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: May 9, 2007	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Document
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.20.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.20.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 12, 2007.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2		Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.	Document
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.