Form 10-Q
period 2007-06-30
ORMAT TECHNOLOGIES, INC.
filed 2007-08-09
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes     No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 38,125,131, par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,904	$20,254
Marketable securities	48,098	96,486
Restricted cash, cash equivalents and marketable securities	74,166	56,425
Receivables:
Trade	52,552	36,463
Related entity	121	879
Other	3,404	5,277
Due from Parent	—	1,459
Inventories, net	9,671	7,403
Costs and estimated earnings in excess of billings on uncompleted contracts	8,018	11,216
Deferred income taxes	2,129	1,819
Prepaid expenses and other	5,768	4,911
Total current assets	228,831	242,592
Unconsolidated investments	35,093	37,207
Deposits and other	15,195	15,081
Deferred income taxes	5,658	6,172
Property, plant and equipment, net	742,009	624,089
Construction-in-process	106,369	169,075
Deferred financing and lease costs, net	14,792	15,800
Intangible assets, net	49,656	50,086
Total assets	$1,197,603	$1,160,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$77,532	$70,445
Billings in excess of costs and estimated earnings on uncompleted contracts	7,960	5,803
Current portion of long-term debt:
Limited and non-recourse	8,787	8,482
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	36,853	40,054
Due to Parent, including current portion of notes payable to Parent	82,809	82,379
Total current liabilities	214,941	208,163
Long-term debt, net of current portion:
Limited and non-recourse	17,686	22,157
Full recourse	—	1,000
Senior secured notes (non-recourse)	287,792	299,316
Notes payable to Parent, net of current portion	41,241	57,841
Deferred lease income	77,540	78,883
Deferred income taxes	15,941	21,674
Liability for unrecognized tax benefits	3,642	—
Liabilities for severance pay	13,480	13,378
Asset retirement obligation	15,734	16,832
Total liabilities	687,997	719,244
Minority interest	69,095	64
Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 38,125,131 and 38,101,888 shares issued and outstanding, respectively	38	38
Additional paid-in capital	355,526	353,399
Retained earnings	82,851	85,053
Accumulated other comprehensive income	2,096	2,304
Total stockholders’ equity	440,511	440,794
Total liabilities and stockholders’ equity	$1,197,603	$1,160,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues:
Electricity:
Energy and capacity	$24,490	$28,857	$44,400	$54,022
Lease portion of energy and capacity	30,198	19,238	53,275	37,135
Lease income	672	672	1,343	1,343
Total electricity	55,360	48,767	99,018	92,500
Products:
Related party	—	—	—	3,503
Other	28,692	15,319	46,781	28,404
Total products	28,692	15,319	46,781	31,907
Total revenues	84,052	64,086	145,799	124,407
Cost of revenues:
Electricity:
Energy and capacity	20,421	20,368	43,785	37,542
Lease portion of energy and capacity	13,597	9,258	28,644	17,640
Lease expense	1,310	1,310	2,621	2,621
Total electricity	35,328	30,936	75,050	57,803
Products	24,214	9,580	40,138	20,112
Total cost of revenues	59,542	40,516	115,188	77,915
Gross margin	24,510	23,570	30,611	46,492
Operating expenses:
Research and development expenses	1,061	890	1,765	1,663
Selling and marketing expenses	3,822	2,826	5,808	5,521
General and administrative expenses	5,162	4,404	10,909	9,088
Operating income	14,465	15,450	12,129	30,220
Other income (expense):
Interest income	1,621	2,347	3,036	3,462
Interest expense:
Parent	(1,514)	(2,135)	(3,147)	(4,361)
Other	(6,430)	(7,645)	(14,045)	(14,875)
Less – amount capitalized	874	2,039	2,340	4,042
Foreign currency translation and transaction gains (losses)	41	(69)	(675)	(77)
Other non-operating income (expense)	(4)	204	348	307
Income (loss) before income taxes and equity in income of investees	9,053	10,191	(14)	18,718
Income tax benefit (provision)	(1,992)	(2,156)	3	(4,070)
Minority interest	305	(571)	305	(571)
Equity in income of investees	1,181	931	2,412	2,210
Net income	8,547	8,395	2,706	16,287
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(81)	(91)	(164)	(181)
Change in unrealized gains or losses on marketable securities available-for-sale	(78)	(128)	(44)	(10)
Comprehensive income	$8,388	$8,176	$2,498	$16,096

Earnings per share – basic and diluted	$0.22	$0.24	$0.07	$0.49
Weighted average number of shares used in computation of earnings per share:
Basic	38,123	35,105	38,116	33,343
Diluted	38,255	35,254	38,248	33,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount				Total
	(in thousands, except per share data)
Balance at December 31, 2006	38,102	$38	$353,399	$85,053	$2,304	$440,794
Stock-based compensation	—	—	1,605	—	—	1,605
Cash dividend declared, $0.12 per share	—	—	—	(4,580)	—	(4,580)
Exercise of options by employees	23	—	369	—	—	369
Tax benefit on exercise of options by employees	—	—	153	—	—	153
Cumulative adjustment from adoption of FIN No. 48	—	—	—	(328)	—	(328)
Net income	—	—	—	2,706	—	2,706
Other comprehensive income, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $104,000)	—	—	—	—	(164)	(164)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $27,000)	—	—	—	—	(44)	(44)
Balance at June 30, 2007	38,125	$38	$355,526	$82,851	$2,096	$440,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(in thousands)

Cash flows from operating activities:
Net income	$2,706	$16,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,538	20,763
Accretion of asset retirement obligation	629	462
Share-based compensation	1,605	641
Amortization of deferred lease income	(1,343)	(1,343)
Minority interest	(305)	571
Equity in income of investees	(2,412)	(2,210)
Distributions from unconsolidated investments	4,081	2,039
Unrealized loss (gain) in respect of derivative instruments, net	67	(301)
Loss (gain) on severance pay fund asset	29	(380)
Deferred income tax benefit	(2,614)	(556)
Liability for unrecognized tax benefits	168	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(14,216)	(2,077)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,198	6,390
Inventories, net	(2,268)	107
Prepaid expenses and other	(857)	(2,059)
Deposits and other	(399)	50
Accounts payable and accrued expenses	(2,831)	(5,682)
Due from/to related entities, net	758	(1,372)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,157	(2,830)
Other liabilities	—	(20)
Liabilities for severance pay	102	1,259
Due from/to Parent	1,889	(812)
Net cash provided by operating activities	14,682	28,927
Cash flows from investing activities:
Distributions from unconsolidated investments	800	2,000
Marketable securities, net	48,502	(40,251)
Net change in restricted cash, cash equivalents and marketable securities	(17,933)	4,010
Capital expenditures	(69,353)	(80,015)
Cash paid for acquisitions, net of cash received	—	(15,362)
Intangible asset acquired	(1,150)	—
Decrease (increase) in severance pay fund asset, net	189	(266)
Repayment from unconsolidated investment	63	62
Net cash used in investing activities	(38,882)	(129,822)
Cash flows from financing activities:
Due to Parent, net	(16,600)	(16,600)
Proceeds from exercise of options by employees	369	—
Repayments of short-term and long-term debt	(19,891)	(16,708)
Deferred debt issuance costs	—	(720)
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	69,552	—
Proceeds from follow-on public offering, net of issuance costs	—	135,053
Cash dividends paid	(4,580)	(2,370)
Net cash provided by financing activities	28,850	98,655
Net increase (decrease) in cash and cash equivalents	4,650	(2,240)
Cash and cash equivalents at beginning of period	20,254	26,976
Cash and cash equivalents at end of period	$24,904	$24,736
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$9,702	$(1,352)
Accrued liabilities related to financing activities	$216	$—
Increase (decrease) in asset retirement cost and asset retirement obligation	$(1,727)	$655

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2007, the consolidated results of operations for the three and six-month periods ended June 30, 2007 and 2006, and the consolidated cash flows for the six-month periods ended June 30, 2007 and 2006.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. The condensed consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements for the year ended December 31, 2006, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain comparative figures have been reclassified to conform to the current period’s presentation.

Change in estimated useful life of certain power plants

During the second quarter of 2007, the Company revised the estimated useful life of certain of its power plants from 20 or 25 years to 30 years to reflect the expected period these plants will be utilized. The change in estimated useful life has been accounted for on a prospective basis effective April 1, 2007. The impact of this change in estimate was an increase in net income and earnings per share of $257,000 and $0.01, respectively.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (‘‘U.S.’’) and in foreign countries. At June 30, 2007 and December 31, 2006, the Company had deposits totaling $14,277,000 and $13,068,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At June 30, 2007 and December 31, 2006, the Company’s deposits in foreign countries amounted to approximately $17,686,000 and $15,321,000, respectively.

At June 30, 2007 and December 31, 2006, accounts receivable related to operations in foreign countries amounted to approximately $17,937,000 and $16,957,000, respectively. At June 30, 2007 and December 31, 2006, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 55% and 49% of the Company’s accounts receivable, respectively.

Southern California Edison Company (‘‘SCE’’) accounted for 29.4% and 31.1% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively, and 27.4% and 29.1%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method.

Sierra Pacific Power Company accounted for 9.0% and 12.5% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively, and 9.5% and 14.3% of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively.

Hawaii Electric Light Company accounted for 12.0% and 16.2% of the Company’s total revenues for the three months ended June 30, 2007 and 2006, respectively, and 13.5% and 17.1% of the Company’s total revenues for the six months ended June 30, 2007 and 2006, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three and six-month periods ended June 30, 2007

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

FIN No. 48 – Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification and disclosure of tax positions, as well as the accounting for interest and penalties. As a result of the implementation of FIN No. 48, on

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

January 1, 2007, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. See Note 11 for additional information about the Company’s unrecognized tax benefits.

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company) with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS No. 159. The Company is currently evaluating whether to elect the option provided for in this standard.

NOTE 3 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

does not have any equity instruments that are dilutive, except for employee stock options which were granted in 2004, 2005, 2006 and 2007 and whose effect on earnings per share is immaterial for the three and six-month periods ended June 30, 2007 and 2006. The stock options granted to employees of the Company in Ormat Industries Ltd. (the ‘‘Parent’’) stock are not dilutive to the Company’s earnings per share in any period.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Raw materials and purchased parts for assembly	$6,160	$3,397
Self-manufactured assembly parts and finished products	3,511	4,006
Total	$9,671	$7,403

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Mammoth	$30,950	$31,913
OLCL	4,143	5,294
Total	$35,093	$37,207

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of Mammoth are summarized below:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$3,655	$3,425
Non-current assets	77,274	79,942
Current liabilities	527	667
Non-current liabilities	3,225	3,130
Partners’ Capital	77,177	79,570

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Condensed statements of operations:
Revenues	$7,793	$6,920
Gross margin	1,757	(14)
Net income (loss)	1,606	(125)
Company’s equity in income (loss) of Mammoth:
50% of Mammoth net income	$803	$(63)
Plus amortization of basis difference	297	297
	1,100	234
Less income taxes	(418)	(89)
Total	$682	$145

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

The condensed financial position and results of operations of OLCL are summarized below:

	June 30, 2007	December 31, 2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$6,189	$7,548
Non-current assets	1,430	4,632
Current liabilities	2,325	4,782
Stockholders’ equity	5,294	7,398

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(dollars in thousands)
Condensed statements of operations:
Revenues	$6,957	$6,854
Gross margin	3,398	3,431
Net income	1,495	1,842
Company’s equity in income of OLCL:
80% of OLCL net income	$1,196	$1,474
Plus amortization of deferred revenue on intercompany profit ($0.3 million unamortized balance at June 30, 2007)	534	866
Total	$1,730	$2,340

In 1996, OLCL entered into a Build, Operate, and Transfer (‘‘BOT’’) agreement with PNOC-Energy Development Corporation (‘‘PNOC’’) in connection with the four geothermal power generation plants, with a total capacity of 49MW, located in Leyte, Philippines. During 1997, the power plants started commercial operations and began selling power to PNOC under a ten year power purchase agreement (tolling arrangement). OLCL owns the plants for a ten-year period ending September 2007, at which time they will be transferred to PNOC for no further consideration. The Company does not anticipate any material financial loss as a result of such transfer, although going forward this will reduce the Company’s foreign generation capacity by 49 MW with a commensurate impact on equity in income of investees and net income.

NOTE 6 — OPC TAX MONETIZATION TRANSACTION

On June 7, 2007, a wholly owned subsidiary of the Company, Ormat Nevada Inc. (‘‘Ormat Nevada’’), concluded a transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. became institutional equity investors in a newly formed subsidiary of Ormat Nevada. The projects involved in the transaction include Desert Peak 2, Steamboat Hills, and Galena 2, all located in Nevada.

Under the transaction structure, Ormat Nevada transferred the aforementioned geothermal power projects to the newly formed subsidiary, OPC LLC (‘‘OPC’’), and sold limited liability company interests in OPC to the institutional equity investors for $71.8 million. Ormat Nevada will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until it recovers the capital that it has invested in the projects, while the institutional equity investors will receive substantially all of the production tax credits and the taxable income or loss (together, the ‘‘Economic Benefits’’), and the distributable cash flow after Ormat Nevada has recovered its capital. The institutional equity investor’s return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the ‘‘Flip Date’’), Ormat Nevada will receive 95% of both distributable cash and taxable income and the investors will receive 5% of both distributable cash and taxable income on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the projects. The transaction provides for a second closing whereby Ormat Nevada would contribute another geothermal plant currently under construction and receive an additional amount of $46.6 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the transaction, Ormat Nevada retains the controlling voting interest in the subsidiary and therefore continues to consolidate OPC. This transaction has been accounted for as a financing with the payments received for the equity interest recorded in minority interest on the Consolidated Balance Sheets. As the Economic Benefits flow to the institutional equity investors, they are recognized by the Company in minority interest on the Consolidated Statements of Operations and Comprehensive Income. Interest expense, representing the institutional equity investors’ targeted yield on the balance of the amount paid by the investors, is charged to minority interest.

Transaction costs amounting to $2.5 million as of June 30, 2007 have been reflected as a component of minority interest on the Consolidated Balance Sheets and will be amortized to minority interest in the Consolidated Statements of Operations and Comprehensive Income through the Flip Date.

NOTE 7 — STOCK-BASED COMPENSATION

On February 27, 2007, the Company granted to a non-employee director non-qualified stock options, under the Company’s 2004 Incentive Compensation Plan (‘‘2004 Incentive Plan’’), to purchase 7,500 shares of common stock at an exercise price of $38.85 per share, which amount represented the fair market value of the Company’s common stock on the day following the date of grant, since on the date of grant the Company released its results of operation for the fourth quarter of 2006. Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant. The fair value of each option on the date of grant was $12.61 per share.

On March 29, 2007, the Company granted to employees incentive stock options, under the Company’s 2004 Incentive Plan, to purchase 397,150 shares of common stock at an exercise price of $42.08 per share, which amount represented the fair market value of the Company’s common stock on the date of grant. Such options will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. The fair value of each option on the date of grant was $15.77 per share.

The Company calculated the fair value of each option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	4.5%
Expected term (in years)	5.1
Dividend yield	0.54
Expected volatility	35.7
Forfeiture rate	5.0%

On May 8, 2007 the Company’s shareholders approved an amendment to the Company’s 2004 Incentive Plan to increase the number of shares of common stock authorized for issuance pursuant to the plan by 2,500,000. Following this increase, the number of shares available for future grant is 2,825,803.

NOTE 8 — BUSINESS SEGMENTS

The Company has two reporting segments: electricity and products segments. Such segments are managed and reported separately as each offers different products and serves different markets. The electricity segment is engaged in the sale of electricity pursuant to power purchase agreements. The products segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)
Three Months Ended June 30, 2007:
Net revenues from external customers	$55,360	$28,692	$84,052
Intersegment revenues	—	14,492	14,492
Operating income	14,147	318	14,465
Segment assets at period end*	1,131,517	66,086	1,197,603
* Including unconsolidated investments	35,093	—	35,093
Three Months Ended June 30, 2006:
Net revenues from external customers	$48,767	$15,319	$64,086
Intersegment revenues	—	19,727	19,727
Operating income	12,397	3,053	15,450
Segment assets at period end*	1,001,279	52,025	1,053,304
* Including unconsolidated investments	38,189	—	38,189
Six Months Ended June 30, 2007:
Net revenues from external customers	$99,018	$46,781	$145,799
Intersegment revenues	—	18,477	18,477
Operating income (loss)	12,615	(486)	12,129
Segment assets at period end*	1,131,517	66,086	1,197,603
* Including unconsolidated investments	35,093	—	35,093
Six Months Ended June 30, 2006:
Net revenues from external customers	$92,500	$31,907	$124,407
Intersegment revenues	—	35,752	35,752
Operating income	23,709	6,511	30,220
Segment assets at period end*	1,001,279	52,025	1,053,304
* Including unconsolidated investments	38,189	—	38,189

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Operating income	$14,465	$15,450	$12,129	$30,220
Interest expenses, net	(5,449)	(5,394)	(11,816)	(11,732)
Non-operating income (loss) and other, net	37	135	(327)	230
Total consolidated income (loss) before income taxes and equity in income of investees	$9,053	$10,191	$(14)	$18,718

NOTE 9 — CONTINGENCIES

One of the Company’s U.S. Subsidiaries (the ‘‘subsidiary’’) is a party to a third-party complaint originally filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the ‘‘Henrys’’) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Henrys were the sole shareholders of MPS Generation, Inc. (‘‘MPSG’’). The subsidiary entered into a supply contract with MPSG dated as of December 29, 2003, under which the subsidiary was retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (‘‘Basin’’). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy adversary proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against the subsidiary, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against the subsidiary for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, the subsidiary filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. The subsidiary filed a motion to dismiss the Henrys’ claims on January 31, 2006. On March 21, 2006, Basin filed an Amended Complaint in the bankruptcy proceeding, consolidating the causes of action it brought in the North Dakota lawsuit. In their answer to Basin’s Amended Complaint, the Henrys raised the same third party claims against the subsidiary. On May 11, 2006, the Bankruptcy Court entered an order denying the subsidiary’s motion to dismiss the Henrys’ claims against it, but staying the Henrys’ litigation against the subsidiary pending the resolution of Basin’s alter ego claims against the Henrys. In its answer to Basin’s Amended Complaint, MPSG asserted third party claims against the subsidiary similar to those claims raised by the Henrys. A trial on all issues raised in the bankruptcy proceeding is scheduled to begin in September 2007 in the Bankruptcy Court following unsuccessful mediation attempts. The Company believes that the subsidiary has no liability to the Henrys or to MPSG and intends to defend vigorously against the Henrys’ and MPSG’s claims in the bankruptcy proceeding. Therefore, no provision is included in the financial statements in respect of the claim.

In connection with the power purchase agreements for the Ormesa project, SCE had expressed its intent not to pay the contract rate for power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. SCE contended that California ISO real-time prices should apply, while management believed that SP-15 prices quoted by NYMEX should apply. Ormesa LLC, the Company’s wholly-owned subsidiary, and SCE signed an Interim Agreement in 2005 whereby SCE agreed to procure GEM 2 and GEM 3 power at the then-current energy rate under the July 18, 1984 Ormesa power purchase agreement of 5.37 cents per kWh until May 1, 2007. On April 23, 2007, the parties finalized an agreement with terms that are similar to the arrangement agreed to in the Interim Agreement, whereby 6.5 MW of power from GEM 2 and GEM 3 will be sold to SCE at the current energy rate of the July 18, 1984 Ormesa power purchase agreement. For the period commencing May 1, 2007, the energy rate is 6.15 cents per kWh. The parties simultaneously entered into other agreements and agreed to release each other from any and all claims relating to the Ormesa project. Pursuant to these agreements, Ormesa LLC paid SCE an immaterial amount to consolidate the June 13, 1984 and July 18, 1984 power purchase agreements. Combining these agreements will reduce scheduling fees over the term of the agreement and provide other operational benefits.

Steamboat Geothermal LLC (‘‘SG’’), a wholly owned subsidiary, was party to litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. On December 31, 2005 and January 9, 2006, SG entered into a sales, settlement and release agreement and an assignment agreement, respectively, with an assignee of the right of one of the plaintiffs to 37% of net operating revenues, whereby SG was assigned 37% of the net operating revenues of Steamboat 1 in

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

partial settlement of the dispute with the plaintiff. On April 11, 2007, SG entered into a settlement agreement with the plaintiff, Geothermal Development Associates (‘‘GDA’’), to settle the remaining claims. As a result of the settlement, the Company paid the total settlement amount to GDA in April 2007 and recorded additional expenses of $0.8 million in the six-month period ended June 30, 2007. The settlement agreement provides for the mutual release of any and all claims, demands and causes of action by and between the parties and stipulates that the settlement should not be construed as an admission of liability or fault by any party.

The Company is a defendant in various other legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

NOTE 10 — CASH DIVIDEND

On February 27, 2007, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.7 million ($0.07 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 21, 2007. Such dividend was paid on March 29, 2007.

On May 8, 2007, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.9 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 22, 2007. Such dividend was paid on May 29, 2007.

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2007 was 22.0% and 21.4%, respectively, which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for new power plants placed in service since 2005; and (ii) a tax credit related to the Company’s subsidiaries in Guatemala.

As disclosed in Note 2, the Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. This amount consists of interest and penalties related to uncertain tax positions. In addition, on January 1, 2007, the Company reclassified its liability for uncertain tax positions in the amount of $3,146,000 from long-term deferred income tax liabilities to liability for unrecognized tax benefits. During the three and six months ended June 30, 2007, the Company increased its liability for unrecognized tax benefits by $84,000 and $168,000, respectively. The liability for unrecognized tax benefits of $3,642,000 at June 30, 2007 would impact the Company’s effective tax rate, if recognized. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision (benefit) in the consolidated statements of operations.

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of June 30, 2007, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2006 and by local state jurisdictions for the years 2002-2006.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

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

NOTE 12 — SUBSEQUENT EVENT

Cash Dividend

On August 8, 2007, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.9 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 22, 2007, payable on August 29, 2007.

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

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources and, as of recently, from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the six months ended June 30, 2007, our Electricity Segment represented approximately 67.9% of our total revenues, while our Products Segment represented approximately 32.1% of our total revenues during such period.

During the six months ended June 30, 2007, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $99.0 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project for the six months ended June 30, 2007 were $9.5 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the six months ended June 30, 2007.

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

Our Products Segment operations are also conducted in the United States and throughout the world. During the six months ended June 30, 2007, revenues attributable to our Products Segment were $46.8 million.

We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We expect that recovered energy generation projects will increase our revenues in both the Electricity Segment and the Products Segment.

During the six months ended June 30, 2007, we recognized revenues in our Products Segment of approximately $17.8 million from REG compared to $9.2 million in the same period last year. During the six months ended June 30, 2007 we received purchase orders for the supply and construction of REG plants in a total amount of $20.7 million.

Our Electricity Segment is characterized by relatively predictable revenues generated by our power plants pursuant to long-term power purchase agreements, with terms which are generally up to 25 years. However, in the first quarter of 2007, we experienced several operational issues, which resulted in both reduced revenues and increased costs. The price for electricity under all but one of our power purchase agreements is effectively a fixed price. The exception is the power purchase agreement of the Puna project. It has a variable energy rate based on the local utility’s short run avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the six months ended June 30, 2007, 82.2% of the electricity revenues generated was derived from contracts with fixed energy rates, and therefore such revenues were not affected by the fluctuations in energy commodity prices.

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

During the three and six months ended June 30, 2007 our total revenues increased by 31.2% (from $64.1 million to $84.1 million) and 17.2% (from $124.4 million to $145.8 million), respectively, over the same periods last year. Revenues from the Electricity Segment increased by 13.5% and 7.0%, respectively, and revenues from the Product Segment increased by 87.3% and 46.6%, respectively, from the same periods last year.

During the three and six months ended June 30, 2007, our U.S. power plants generated 521,380 MWh and 958,505 MWh, respectively. During the three and six months ended June 30, 2006 our U.S. power plants generated 430,012 MWh and 886,171 MWh, respectively.

Recent Developments

•	During the first half of 2007, we have achieved several milestones related to our projects and operations:

•	We signed geothermal lease agreements for the leases of surface, mineral and geothermal rights for approximately 7,200 acres in Nevada and California.

•	We acquired two drilling rigs, one of which was used for the construction of the Heber South project in California and is currently being used for the drilling the Brawley production wells and the other will be used for the exploration program in Nevada.

•	We finalized our minority interest share in the Indonesian special purpose company that will own and operate the 340 MW Sarulla project in Indonesia. Such share will be 12.75%.

•	We declared commercial operation of the 11 MW Desert Peak 2 project.

•	We completed the construction of additional Ormat Energy Converter (OEC) units, which increased the capacity of the Ormesa complex by 10MW, bringing its generating capacity to 57 MW.

•	We declared commercial operation of the 10 MW Galena 2 project.

•	We completed the construction of an additional OEC unit in the Steamboat Hills project and increased the generating capacity of the project by 4 MW.

•	In August 2007, we entered into a $5.7 million agreement with Italcementi Group of Bergamo, Italy, for the supply of one OEC for a new REG plant. The plant is to be installed in the Martinsburg, West Virginia cement plant, belonging to Essroc, an Italcementi subsidiary in the US.. The equipment is to be supplied within 14 months from the contract date. Construction of the REG power plant is being undertaken by the Italcementi Group itself. When completed, the OEC power plant will convert unused exhaust air from the cement plant’s clinker cooler into electric power.

•	In July 2007, we signed a 20-year power purchase agreement with Highline Electric Association, a consumer-owned cooperative serving load in Colorado and Nebraska, for the sale of electricity generated from a 4 MW Ormat REG facility to be constructed along a natural gas compression station near Denver, Colorado. The facility will convert the recovered waste heat from the exhaust of existing gas turbines into clean energy, and is expected to be commissioned in mid-2009. We will own and operate this facility through the term of the power purchase agreement. Expected revenues are approximately $1.1 million in the first full year of operation, escalating at a rate of approximately 2.7% a year in the first 10 years of the contract and at a rate of approximately 2.0% a year thereafter.

•	In June 2007, we signed a 20-year power purchase agreement with Southern California Edison Company (Southern California Edison) for the sale of 50MW of energy to be produced from the North Brawley project, which we are currently constructing in Imperial County, California. The power purchase agreement includes an option to increase capacity to 100 MW at our discretion and is subject to the approval of the California Public Utilities Commission. The Brawley I project is projected to come on line by the end of 2008.

•	In May 2007, we signed a 20-year power purchase agreement with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of 18-30 MW of energy to be produced from the Grass Valley geothermal power plant that we plan to build in Lander County in northern Nevada. The power purchase agreement is subject to the approval of the Nevada Public Utilities Commission. The Grass Valley project is projected to come on line in late 2010.

•	In May 2007, we executed, pursuant to an existing Power Purchase Option Agreement with Basin Electric Power Cooperative (Basin Electric) that we signed in January 2007, four out of the five definitive 25-year power purchase agreements. Under these agreements we will sell electricity that will be produced by four new Ormat REG facilities that will have a net capacity of 5.5 MW each. These facilities will convert the recovered waste heat from the exhaust of existing gas turbines at compressor sites located on the Northern Border natural gas pipeline into clean energy. Two plants are expected to be commissioned in 2008 or early 2009, and the other two, in late 2009. We have secured the rights to the waste heat for all five new facilities.

•	In April 2007, we received a 21 million New Zealand dollars (approximately $15.4 million) order from Geothermal Development Ltd (GDL), a company in which we own 49%, to supply and construct a geothermal power plant in Kawerau, New Zealand. Ormat will also provide the required construction loan. GDL expects to sell electricity produced by the project to Bay of Plenty Electricity of New Zealand under an existing 7-year power purchase agreement extendable an additional 5 years by mutual agreement. We have an option to acquire the remaining 51% of GDL before the completion of construction. Construction is expected to be completed in the first half of 2009.

•	In March 2007, we entered into an $11.5 million contract with ENAGAS, S.A. of Madrid, Spain for the supply of one OEC unit for a REG plant. The REG plant is being specially designed to use the residual energy from the vaporization process of a Liquefied Natural Gas regasification terminal located in Huelva, Spain. The equipment is scheduled to be supplied and installed within 26 months from the receipt of a notice to proceed, which is expected in the next few months.

•	In February 2007, the Nevada Public Utilities Commission approved two new 20-year power purchase agreements that two of our subsidiaries entered into on August 3, 2006 with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of energy to be produced from the Carson Lake (near Fallon) and Buffalo Valley power plants, two new geothermal power plants that we plan to build in Lander and Churchill Counties in northern Nevada. The Carson Lake and Buffalo Valley projects are both projected to come on line in late 2009. These new plants are expected to increase the total output we supply to Sierra Pacific Resources by between 36 and 60 MW.

•	In January 2007, we entered into two contracts with a combined value of $9.0 million with Enpower Green Energy Generation, Inc. for the supply of two OEC units for two REG plants to be located on the Duke Energy T South Pipeline System in British Columbia, Canada. The equipment is to be supplied by the end of April 2008.

•	In January 2007, our subsidiary developing the Olkaria III project entered into an Amended and Restated Power Purchase Agreement and a Project Security Agreement, with Kenya Power and Lighting Co., the Kenyan parastatal electricity transmission and distribution company, with respect to Phase II of the Olkaria III project. These agreements were executed after receipt of appropriate regulatory approvals from the Kenyan authorities. The construction of Phase II of the project is expected, upon completion, to add approximately 35 MW to the existing facility, bringing the project’s total capacity to approximately 48 MW. Following completion of Phase II, total anticipated annual revenues from the project will be approximately $32 million.

•	In January 2007, we entered into supply and engineering, procurement and construction contracts with Ngawha Generation Ltd., a subsidiary of Top Energy Limited, for a new geothermal power plant in Ngawha, New Zealand. The contracts are for a total of approximately $20 million. The construction of the power plant is expected to be completed within 20 months from the contract date.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005, 2006 and in the first half of 2007, our primary activity has been the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. As a result, growth in revenues and overall generating capacity has been more moderate than in 2003 and 2004, in which we made significant acquisitions. Nevertheless, we expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment in 2007, as compared with 2006.

•	We continue to experience increases in the cost of raw materials required for our equipment manufacturing activities and equipment used in our power plants. We have experienced an increase in drilling costs and a shortage in drilling equipment. We believe this is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs. This is particularly true in the United States, where a significant increase in construction activities has caused higher prices. An increase in our raw materials, drilling, construction and other costs may have an adverse effect on our financial condition and results of operations.

•	We expect that the increased awareness of climate change may result in significant changes in the energy, business and regulatory environments, which may create business opportunities for us going forward.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 25 states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and where all of our U.S. geothermal projects are located). These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	On September 27, 2006, the California Global Warming Solutions Act of 2006 (the Act) was signed into law. The Act regulates most sources of greenhouse gas emissions and is expected to result in a reduction of carbon emissions to 1990 levels by 2020, representing a twenty-five percent reduction in greenhouse gas emissions. To accomplish this, the Act provides a framework for greenhouse gas emissions reductions through the use of emissions control technologies and other cost-effective reduction strategies, one of which may involve the use of market-based trading of emissions rights. The California Air Resources Board must adopt standards for implementing the Act by 2011. Although programs under the Act will take some time to develop, its requirements, particularly the creation of a market-based trading mechanism to achieve compliance with emissions caps, should be highly advantageous to in-state energy generating sources that have low carbon emissions such as geothermal energy.

•	On September 27, 2006, California also enacted legislation requiring that its renewable portfolio standard of 20% generation from renewable energy resources per year be met by December 2010, ahead of the previous legislative mandated target of December 2017. The California legislature is currently considering an increase to 33% by December 31, 2020.

•	Outside of the United States, we expect that a variety of governmental initiatives, will create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements. Simultaneously, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business, as a percentage of the total revenues from our Products Segment, will increase.

•	Over the last two years, competition from the wind and solar power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’, which in 2006 was 1.9 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2008.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policy Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which sells it electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC has recently issued a final rule that could eliminate the utility’s purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the final rule, FERC expressly noted that the California Independent System Operator (CAISO) has satisfied one but not all of the criteria for relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

•	On May 2, 2007, the Bureau of Land Management and the Minerals Management Service (each part of the Department of the Interior) issued separate final rules to implement relevant provisions of the Energy Policy Act of 2005. These rules revise existing federal regulations dealing with the general geothermal leasing process for federal land, lease durations, work commitments, annual rental and credit of rental toward royalties, and royalty calculations. The new rules include: a requirement that geothermal resources be offered through a competitive lease process; the introduction of a new royalty methodology, calculated on the basis of gross proceeds from the sale of electricity, rather than the ‘‘netback’’ calculation previously in use; the introduction of increased rental payments (that are creditable toward royalties owed); and a new scheme of lease terms and extensions. The rules also establish ‘‘production incentives’’ for new facilities and qualified expansion facilities that are put into commercial operation by August 8, 2011, in the form of a four year 50% reduction in royalties from what would otherwise be due. The 50% reduction applies to all of the electricity generated from a new facility, and to the incremental electricity generated by a qualified expansion facility. The provisions of the rules dealing with fees, rental payments, and royalties apply to geothermal leases issued after August 8, 2005. However, lessees under leases issued prior to August 8, 2005 may elect to convert their leases to the new regulatory framework. We evaluated the impact of these final rules and we do not expect a material impact on our financial condition and results of operations.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-
based power plants; the design, manufacturing and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements. However, such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’. Electricity Segment revenues may also be affected by higher-than-
average ambient temperatures, which could cause a decrease in the generating capacity of our plants and by unplanned major maintenance activities related to our projects.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Electricity Segment	$55,360	$48,767	$99,018	$92,500	65.9%	76.1%	67.9%	74.4%
Products Segment	28,692	15,319	46,781	31,907	34.1	23.9	32.1	25.6
Total	$84,052	$64,086	$145,799	$124,407	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended June 30, 2007, 83.0% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 81.1% for the same period in 2006. For the six months ended June 30, 2007, 80.9% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 83.8% for the same period in 2006.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
United States	$45,966	$39,529	$80,154	$77,544	83.0%	81.1%	80.9%	83.8%
Foreign	9,394	9,238	18,864	14,956	17.0	18.9	19.1	16.2
Total	$55,360	$48,767	$99,018	$92,500	100.0%	100.0%	100.0%	100.0%

For the three and six months ended June 30, 2007, 27.2% and 35.3%, respectively, of our revenues attributable to our Products Segment were generated in the United States, as compared to 0% for the same periods in 2006.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison, the Heber 1 and 2 projects, the Mammoth project and the Ormesa project and the prices that will be paid for the electricity under the power purchase agreement for the Brawley project are higher in the summer months of June through September and as a result we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency, and as a result our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna project are partially volatile and are impacted by oil prices; therefore, our revenues may be volatile during the year.

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

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the six months ended June 30, 2007, royalties constituted approximately 4.2% of the Electricity Segment revenues, compared to approximately 5.0% for the same period in 2006.

Products Segment

The principal expenses attributable to our Products Segment include materials, salaries and related employee benefits, expenses related to subcontracting activities, transportation expenses, and sales commissions to sales representatives. Some of the principal expenses attributable to our Products Segment, such as a portion of the costs related to labor, utilities and other support services are fixed while others, such as materials, construction and transportation costs, are variable and may fluctuate significantly, depending on market conditions. As a result, the cost of revenues attributable to our Products Segment, expressed as a percentage of total revenues, fluctuates. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of June 30, 2007 decreased to $73.0 million from $116.7 million as of December 31, 2006. This decrease is principally due to the combination of the funding of capital expenditures in the amount of $69.4 million, repayments of long-term debt to our parent and third parties in the amount of $36.5 million, a net increase of $17.9 million in restricted cash, cash equivalents and marketable securities and dividend distribution of $4.6 million, offset by $69.6 million net proceeds from the OPC transaction described below and by $14.7 million of cash flows from operating activities.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects, and (ii) fluctuation in revenues from our Products Segment. An accumulation of operational issues in the first quarter of 2007 resulted in both reduced revenues and increased costs for the six months ended June 30, 2007. Such operational issues are not expected to continue and are not indicative of future trends.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$55,360	$48,767	$99,018	$92,500
Products Segment	28,692	15,319	46,781	31,907
	84,052	64,086	145,799	124,407
Cost of revenues:
Electricity Segment	35,328	30,936	75,050	57,803
Products Segment	24,214	9,580	40,138	20,112
	59,542	40,516	115,188	77,915
Gross margin:
Electricity Segment	20,032	17,831	23,968	34,697
Products Segment	4,478	5,739	6,643	11,795
	24,510	23,570	30,611	46,492
Operating expenses:
Research and development expenses	1,061	890	1,765	1,663
Selling and marketing expenses	3,822	2,826	5,808	5,521
General and administrative expenses	5,162	4,404	10,909	9,088
Operating income	14,465	15,450	12,129	30,220
Other income (expense):
Interest income	1,621	2,347	3,036	3,462
Interest expense	(7,070)	(7,741)	(14,852)	(15,194)
Foreign currency translation and transaction gains (losses)	41	(69)	(675)	(77)
Other non-operating income (expense)	(4)	204	348	307
Income (loss) before income taxes and equity in income of investees	9,053	10,191	(14)	18,718
Income tax benefit (provision)	(1,992)	(2,156)	3	(4,070)
Minority interest	305	(571)	305	(571)
Equity in income of investees	1,181	931	2,412	2,210
Net income	$8,547	$8,395	$2,706	$16,287
Earnings per share – basic and diluted	$0.22	$0.24	$0.07	$0.49
Weighted average number of shares used in computation of earnings per share:
Basic	38,123	35,105	38,116	33,343
Diluted	38,255	35,254	38,248	33,475

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	65.9%	76.1%	67.9%	74.4%
Products Segment	34.1	23.9	32.1	25.6
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity Segment	63.8	63.4	75.8	62.5
Products Segment	84.4	62.5	85.8	63.0
	70.8	63.2	79.0	62.6
Gross margin:
Electricity Segment	36.2	36.6	24.2	37.5
Products Segment	15.6	37.5	14.2	37.0
	29.2	36.8	21.0	37.4
Operating expenses:
Research and development expenses	1.3	1.4	1.2	1.3
Selling and marketing expenses	4.5	4.4	4.0	4.4
General and administrative expenses	6.1	6.9	7.5	7.3
Operating income	17.2	24.1	8.3	24.3
Other income (expense):
Interest income	1.9	3.7	2.1	2.8
Interest expense	(8.4)	(12.1)	(10.2)	(12.2)
Foreign currency translation and transaction gains (losses)	0.0	(0.1)	(0.5)	(0.1)
Other non-operating income (expense)	(0.0)	0.3	0.2	0.2
Income (loss) before income taxes and equity in income of investees	10.8	15.9	(0.0)	15.0
Income tax benefit (provision)	(2.4)	(3.4)	0.0	(3.3)
Minority interest	0.4	(0.9)	0.2	(0.5)
Equity in income of investees	1.4	1.5	1.7	1.8
Net income	10.2%	13.1%	1.9%	13.1%

Comparison of the Three Months Ended June 30, 2007 and the Three Months Ended June 30, 2006

Total Revenues

Total revenues for the three months ended June 30, 2007 were $84.1 million, as compared with $64.1 million for the three months ended June 30, 2006, which represented a 31.2% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 13.5% and 87.3%, respectively, over the same period in 2006.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended June 30, 2007 were $55.4 million, as compared with $48.8 million for the three months ended June 30, 2006, which represented a 13.5% increase in such revenues. This increase is primarily attributable to additional revenues of $6.4 million generated in the Unites States as a result of : (i) an increase in our generating capacity and energy generation in the United States from 430,012 MWh in the three months ended June 30, 2006 to 521,380 MWh in the three months ended June 30 2007; (ii) an increase in the energy rates in the Ormesa and Heber 1 and 2 projects under new five-year agreements entered into with Southern California Edison in May 2006 that increased the energy rates payable by Southern

California Edison beginning May 1, 2007 to $61.5 per MWh for the first year, with an annual escalation of 1% thereafter; (iii) additional revenues generated by the Desert Peak 2 and OREG 1 power plants, which were placed in service in the second and third quarter of 2006, the enhancements of the Ormesa complex and the Steamboat Hills power plants, which were placed in service in the second quarter of 2007, and the new Galena 2 power plant, which was also placed in service in the second quarter of 2007; and (iv) an insurance settlement of $0.5 million during the second quarter of 2007. In addition we generated $1.4 million from our Amatitlan project in Guatemala which started generating electricity in March 2007, but has not yet declared commercial operation. The increase in our Electricity Segment revenues was partially offset by (i) the Brady project whose sales were reduced by 6 MW to 13 MW and such sales are expected to remain at the 13 MW level through the majority of 2007, while drilling for additional resource is being performed; and (ii) a decrease of $0.9 million in revenues from the Momotombo project in Nicaragua as a result of the failure of turbines that we did not manufacture. We are currently in discussion with the entity that granted us the concession regarding the proper way of repairing the failure. We believe that the power plant will return to full operation in the fourth quarter of 2007.

Products Segment

Revenues attributable to our Products Segment for the three months ended June 30, 2007 were $28.7 million, as compared with $15.3 million for the three months ended June 30, 2006, which represented an 87.3% increase in such revenues. This increase is principally attributable to the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2007 was $59.5 million, as compared with $40.5 million for the three months ended June 30, 2006, which represented a 47.0% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2007 was 70.8% compared with 63.2% for the same period in 2006. These increases are attributable to increased costs in both our Electricity and Products Segments, as discussed below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2007 was $35.3 million, as compared with $30.9 million for the three months ended June 30, 2006, which represented a 14.2% increase in total cost of revenues for such segment. This increase is primarily due to the following: (i) an increase of $0.7 million in cost of revenues attributable to the inclusion for a full quarter of the additional cost of revenues being generated by the Amatitlan project in Guatemala, which started generating electricity in March 2007, but has not yet declared commercial operation; and (ii) an increase of $4.3 million in our cost of revenues in the United States (including increased depreciation in the amount of $1.5 million) primarily attributable to costs relating to new and enhanced projects placed in service and to an increase in labor and materials costs in existing plants. The increase in our Electricity Segment cost of revenues was partially offset by an insurance settlement of $0.6 million during the second quarter of 2007. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2007 was 63.8% compared with 63.4% for the three months ended June 30, 2006.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended June 30, 2007, was $24.2 million, as compared with $9.6 million for the three months ended June 30, 2006, which represented a 152.8% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our Products Segment revenues, a different product mix, and an increase in labor, material, construction and transportation costs, which affected our margins in this segment. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the three months ended June 30, 2007 was 84.4% as compared with 62.5% for the three months ended June 30, 2006.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2007 were $1.1 million, as compared with $0.9 million for the three months ended June 30, 2006, which represented a 19.2% increase. Such increase reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2007 were $3.8 million, as compared with $2.8 million for the three months ended June 30, 2006, which represented a 35.2% increase. The increase was due primarily to an increase in salaries. Selling and marketing expenses for the three months ended June 30, 2007 constituted 4.5% of total revenues for such period, as compared with 4.4% for the three months ended June 30, 2006.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2007 were $5.2 million, as compared with $4.4 million for the three months ended June 30, 2006, which represented a 17.2% increase. Such increase is attributable to an increase in personnel expenses and other administrative expenses as a result of hiring additional personnel in anticipation of our future growth, and as a result of an increase in salaries. General and administrative expenses for the three months ended June 30, 2007 decreased to 6.1% of total revenues for such period, from 6.9% for the three months ended June 30, 2006. Such decrease is principally attributable to the increase in revenues, as described above.

Operating Income

Operating income for the three months ended June 30, 2007 was $14.5 million, as compared with $15.5 million for the three months ended June 30, 2006. Such decrease in operating income was principally attributable to an increase of $1.9 million in operating expenses offset by an increase in gross margin of $0.9 million. Operating income attributable to our Electricity Segment for the three months ended June 30, 2007 was $14.2 million, as compared with $12.4 million for the three months ended June 30, 2006. Operating income attributable to our Products Segment for the three months ended June 30, 2007 was $0.3 million, as compared with $3.1 million for the three months ended June 30, 2006.

Interest Expense

Interest expense for the three months ended June 30, 2007 was $7.1 million, as compared with $7.7 million for the three months ended June 30, 2006, which represented an 8.7% decrease. The $0.6 million decrease is primarily due to principal repayments. The decrease in interest expense was partially offset by a decrease of $1.2 million in interest capitalized to projects.

Income Taxes

Income tax provision for the three months ended June 30, 2007 and 2006 was $2.0 million and $2.2 million, respectively. The effective tax rates for the three months ended June 30, 2007 and 2006 were 22.0% and 21.2%, respectively.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN No. 48). The impact on the income tax provision for the three months ended June 30, 2007 resulting from the adoption of FIN No. 48 was immaterial.

Minority interest

Minority interest for the three months ended June 30, 2007 includes income of $0.3 million from the sale of limited liability company interests in OPC LLC to institutional equity investors. Minority interest for the three months ended June 30, 2006 includes $0.6 million minority interest in earnings of the Zunil project.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended June 30, 2007 was $1.2 million, as compared with $0.9 million for the three months ended June 30, 2006.

Net Income

Net income for the three months ended June 30, 2007 was $8.5 million, as compared with $8.4 million for the three months ended June 30, 2006. While our revenues from the Products Segment increased by 87.3%, the operating income decreased by $2.8 million as a result of lower margins as discussed above. In the Electricity Segment the operating income increased by $1.8 million. Net income for the three months ended June 30, 2007 includes stock-based compensation related to stock options of $1.0 million as compared with $0.3 million for the three months ended June 30, 2006.

Comparison of the Six Months Ended June 30, 2007 and the Six Months Ended June 30, 2006

Total Revenues

Total revenues for the six months ended June 30, 2007 were $145.8 million, as compared with $124.4 million for the six months ended June 30, 2006, which represented a 17.2% increase in total revenues. This increase is attributable both to our Electricity and Products Segment whose revenues increased by 7.0% and 46.6%, respectively, over the same period in 2006.

Electricity Segment

Revenues attributable to our Electricity Segment for the six months ended June 30, 2007 were $99.0 million, as compared with $92.5 million for the six months ended June 30, 2006, which represented a 7.0% increase in such revenues. This increase is partially attributable to additional revenues of $2.6 million generated in the United States as a result of: (i) an increase in our generating capacity and energy generation in the United States from 886,171 MWh in the six months ended June 30, 2006 to 958,505 MWh in the six months ended June 30 2007; (ii) an increase in the energy rates in the Ormesa and Heber 1 and 2 projects under new five-year agreements entered into with Southern California Edison in May 2006 that increased the energy rates payable by Southern California Edison beginning May 1, 2007 to $61.5 per MWh for the first year, with an annual escalation of 1% thereafter; (iii) additional revenues generated by the Gould, Desert Peak 2 and OREG 1 power plants, which were placed in service in the second and third quarter of 2006, the enhancements of the Ormesa complex and the Steamboat Hills power plants, which were placed in service in the second quarter of 2007, and the new Galena 2 power plant, which was also placed in service in the second quarter of 2007; and (iv) an insurance settlement of $0.5 million during the second quarter of 2007. The increase in our U.S. based revenues was partially offset by a decrease primarily attributable to the following: (i) the Steamboat 2 /3 project experienced protracted failures of two of the project’s turbines which were not manufactured by us. We have implemented a temporary fix and are in the process of replacing the faulty equipment with turbines designed and manufactured by us; (ii) the Heber 1 project was shut down during a period of 25 days in order to perform a scheduled overhaul; (iii) the Steamboat Hills project was shut down in December 2006 in order to tie in the new Galena 2 power plant, which occurred in the second quarter of 2007 (the commissioning of the Galena 2 project was postponed from the first quarter to the second quarter of 2007 due to a delay in obtaining the project permit); (iv) the Puna project experienced a decrease in revenues as a result of lower energy rates; and (v) beginning March 2007, the Brady project sales were reduced by 6 MW to 13 MW and such sales are expected to remain at the 13 MW level through the majority of 2007, while drilling for additional resource is being performed. This increase is also attributable to: (i) a $2.8 million increase in revenues generated from the Zunil project in Guatemala, which was consolidated as of March 13, 2006; and (ii) revenues of $1.8 million generated from our Amatitlan project in Guatemala, which started generating electricity in March 2007, but has not yet declared commercial operation.

Products Segment

Revenues attributable to our Products Segment for the six months ended June 30, 2007 were $46.8 million, as compared with $31.9 million for the six months ended June 30, 2006, which represented a 46.6% increase in such revenues. This increase is principally attributable to the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2007 was $115.2 million, as compared with $77.9 million for the six months ended June 30, 2006, which represented a 47.8% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2007 was 79.0% compared with 62.6% for the same period in 2006. These increases are attributable to increased costs in both our Electricity and Products Segments, as discussed below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2007 was $75.1 million, as compared with $57.8 million for the six months ended June 30, 2006, which represented a 29.8% increase in total cost of revenues for such segment. This increase is primarily due to the following: (i) additional costs of $1.9 million to repair two wells experiencing mechanical problems in the Puna project; (ii) costs of $2.0 million related to a scheduled overhaul in the Heber 1 project (such an overhaul is performed once every four to five years); (iii) an increase of $2.5 million in the costs related to the Ormesa project, as a result of accelerating well field maintenance work, which was done as a preventive measure to avoid their failure and to assure a higher wellfield availability during the summer, when electricity rates paid under the relevant power purchase agreement are higher; (iv) a $0.8 million expense resulting from the settlement of a legal claim; (v) an increase of $0.9 million in cost of revenues attributable to the Zunil project in Guatemala which was consolidated as of March 13, 2006; and (vi) the inclusion of $1.0 million of additional costs being generated by the Amatitlan project in Guatemala which started generating electricity in March 2007, but has not yet declared commercial operation. The remaining $8.8 million increase in our cost of revenues (including increased depreciation in the amount of $3.0 million) is attributable primarily to costs in the United States relating to new and enhanced projects placed in service and to an increase in labor and materials costs in existing plants. The increase in our Electricity Segment cost of revenues was partially offset by an insurance settlement of $0.6 million during the second quarter of 2007. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2007 was 75.8% compared with 62.5% for the six months ended June 30, 2006.

Products Segment

Total cost of revenues attributable to our Products Segment for the six months ended June 30, 2007, was $40.1 million, as compared with $20.1 million for the six months ended June 30, 2006, which represented a 99.6% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our Products Segment revenues, a different product mix, and an increase in labor, material, construction and transportation costs, which affected our margins in this segment. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the six months ended June 30, 2007 was 85.8% as compared with 63.0% for the six months ended June 30, 2006.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2007 were $1.8 million, as compared with $1.7 million for the six months ended June 30, 2006, which represented a 6.1% increase. Such increase reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2007 were $5.8 million, as compared with $5.5 million for the six months ended June 30, 2006, which represented a 5.2% increase. The increase was due primarily to an increase in salaries. Selling and marketing expenses for the six months ended June 30, 2007 constituted 4.0% of total revenues for such period, as compared with 4.4% for the six months ended June 30, 2006. Such decrease is principally attributable to the increase in revenues, as described above.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2007 were $10.9 million, as compared with $9.1 million for the six months ended June 30, 2006, which represented a 20.0% increase. Such increase is attributable to an increase in personnel expenses and other administrative expenses as a result of hiring additional personnel in expectation of our future growth, and as a result of an increase in salaries. General and administrative expenses for the six months ended June 30, 2007 increased to 7.5% of total revenues for such period, from 7.3% for the six months ended June 30, 2006.

Operating Income

Operating income for the six months ended June 30, 2007 was $12.1 million, as compared with operating income of $30.2 million for the six months ended June 30, 2006. Such decrease in operating income was principally attributable to a $15.9 million decrease in gross margin primarily due to the increase in total cost of revenues as explained above, and an increase of $2.2 million in operating expenses. Operating income attributable to our Electricity Segment for the six months ended June 30, 2007 was $12.6 million, as compared with operating income of $23.7 million for the six months ended June 30, 2006. Operating loss attributable to our Products Segment for the six months ended June 30, 2007 was $0.5 million, as compared with operating income of $6.5 million for the six months ended June 30, 2006.

Interest Expense

Interest expense for the six months ended June 30, 2007 was $14.9 million, as compared with $15.2 million for the six months ended June 30, 2006, which represented a 2.3% decrease. The $0.3 million decrease is primarily due to principal repayments. The decrease in interest expense was partially offset by a decrease of $1.7 million in interest capitalized to projects and an increase of $0.4 million in interest expense for the six months ended June 30, 2007 due to the Zunil project, which was consolidated as of March 13, 2006.

Income Taxes

Income tax benefit for the six months ended June 30, 2007 was $3,000 as compared with income tax expense of $4.1 million for the six months ended June 30, 2006. The effective tax rates for the six months ended June 30, 2007 and 2006 were 21.4% and 21.7%, respectively. Our effective tax rate decreased in the six months ended June 30, 2007 compared with the same period last year due to: (i) a decrease of 2% in the tax rate in Israel commencing January 1, 2007; (ii) a tax credit related to our subsidiaries in Guatemala; and (iii) an increase in production tax credits as a result of new power plants placed in service.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN No. 48). The impact on the income tax benefit for the six months ended June 30, 2007 resulting from the adoption of FIN No. 48 was immaterial.

Minority interest

Minority interest for the six months ended June 30, 2007 includes income of $0.3 million from the sale of limited liability company interests in OPC LLC to institutional equity investors. Minority interest for the six months ended June 30, 2006 includes $0.6 million minority interest in earnings of the Zunil project.

Equity in Income of Investees

Our participation in the income generated from our investees for the six months ended June 30, 2007 was $2.4 million, as compared with $2.2 million for the six months ended June 30, 2006.

Net Income

Net income for the six months ended June 30, 2007 was $2.7 million, as compared with $16.3 million for the six months ended June 30, 2006. Such decrease in net income was principally attributable to a $15.9 million decrease in gross margin primarily due to the increase in total cost of revenues as explained above, and an increase of $2.2 million in operating expenses. This was partially offset by a decrease in our income tax provision of $4.1 million. Net income for the six months ended June 30, 2007 includes stock-based compensation related to stock options of $1.6 million as compared with $0.6 million for the six months ended June 30, 2006.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been derived from cash flows from operations, proceeds from parent company loans, third party debt in the form of borrowings under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes, project financing (including leases and the tax monetization transaction) and the issuance of our common stock in public offerings. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs. Our management believes that the outstanding cash, cash equivalents, marketable securities and cash generated from our operations will address our liquidity and other investment requirements. In addition, our shelf registration statement on Form S-3, which was declared effective on January 31, 2006, provides us with the ability to raise additional capital of up to $763 million through the issuance of securities pursuant to the terms and conditions of the shelf registration. As described below, since the capital note in the amount of $50.7 million with our parent is payable upon demand at any time after November 30, 2007, it is presented in current liabilities in our balance sheets as of June 30, 2007 and December 31, 2006.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with our parent company, Ormat Industries Ltd. (Ormat Industries), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to September 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% in dollars, which represented a rate of 7.5% for the advances made during 2003. Interest is calculated on the basis of a year consisting of 360 days. As of June 30, 2007, the outstanding balance of the loan was approximately $72.9 million compared to $89.5 million, as of December 31, 2006.

In addition to the above loan, pursuant to the terms of a capital note, as amended on September 20, 2004, Ormat Industries converted outstanding balances owed by us to Ormat Industries into a subordinated non-interest bearing loan in an amount equal to New Israeli Shekels (NIS) 240.0 million. At any time after November 30, 2007, upon demand by Ormat Industries, we will be required to repay the loan in full. The final maturity of the loan is December 30, 2009. In accordance with the terms of such note, we will not be required to repay any amount in excess of $50.7 million

(using the exchange rate existing on the date of such note). As of June 30, 2007 and December 31, 2006 the ceiling of $50.7 million is effective. Since the note is payable upon demand at any time after November 30, 2007 it is presented in current liabilities in our balance sheets as of June 30, 2007 and December 31, 2006.

If Ormat Industries demands repayment of the note before December 30, 2009, we expect to fund the repayment from: (i) positive cash flow from our operating activities; (ii) additional proceeds to be raised from the financing and refinancing of our projects; and (iii) corporate borrowing.

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

OrCal Geothermal Senior Secured Notes – Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2007, we were in compliance with the covenants under the OrCal Senior Secured Notes. As of June 30, 2007, there were $150.9 million of OrCal Senior Secured Notes outstanding.

Ormat Funding Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. On December 31, 2006, OFC did not meet the ‘‘debt service coverage ratio’’ and therefore it was restricted from payment of dividends until it meets such ratio. As of June 30, 2007, there were $173.8 million of OFC Senior Secured Notes outstanding.

On May 31, 2007, OFC successfully consummated a consent solicitation, which was launched on May 16, 2007, relating to the OFC Senior Secured Notes. The Consent Solicitation was conducted in order to amend and/or waive certain provisions of the indenture such that our shut down and decommissioning of the Desert Peak 1 plant and the related termination of the fluid supply agreement pursuant to which geothermal resource was supplied to that plant (both of which constituted assets pledged to the Noteholders to secure repayment of the OFC Senior Secured Notes) would not constitute defaults or events of default under the indenture.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) – Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary, has senior loan agreements with IFC and CDC. The first loan from IFC, of which $6.4 million was outstanding as of

June 30, 2007, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, of which $2.7 million was outstanding as of June 30, 2007, has a fixed annual interest rate of 11.730%, and matures on May 15, 2008. The loan from CDC, of which $7.6 million was outstanding as of June 30, 2007, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders.

Due to hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. As a result, Orzunil did not meet the historical ‘‘debt service coverage ratio’’ required at December 31, 2006 and therefore, distributions from the Project were restricted. As of June 30, 2007, Orzunil is in compliance with the requited ‘‘debt service coverage ratio’’ and with all other covenants.

Other Limited and Non-Recourse Debt

The Bank Hapoalim project finance debt, of which $9.8 million was outstanding as of June 30, 2007, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan, and the Export-Import Bank of the United States project finance debt, of which $1.3 million was outstanding as of June 30, 2007, bearing an interest rate of 6.54% per annum, were entered into by our relevant subsidiaries to finance the Momotombo project and the Leyte project (which was deconsolidated as of April 1, 2004), respectively.

New financing of our projects

Financing of the Amatitlan Project

We intend to refinance our equity investment in the construction of the Amatitlan project in Guatemala. We terminated the mandate letter with the local bank in Guatemala and our discussions are continuing on a non-exclusive basis.

Financing of Phase II of Olkaria III Project

We have engaged a financial institution and received an indicative proposal to arrange long-term financing for the Olkaria III project in Kenya. We expect negotiations and preparation of loan documentation to follow shortly.

Full-Recourse Debt

Our full-recourse third party debt includes an $8.0 million medium term loan from Bank Hapoalim, of which $1.0 million was outstanding as of June 30, 2007, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

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

As of June 30, 2007, one letter of credit in the amount of $0.7 million remained issued and outstanding under this credit agreement with UBOC.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. As of June 30, 2007, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $24.8 million and $18.5 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $20.3 million and $10.4 million, respectively.

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

OPC Tax Monetization Transaction

On June 7, 2007, a wholly owned subsidiary of the Company, Ormat Nevada Inc. (Ormat Nevada), concluded a transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. became institutional equity investors in a newly formed subsidiary of Ormat Nevada. The projects involved in the transaction include Desert Peak 2, Steamboat Hills, and Galena 2, all located in Nevada.

Under the transaction structure, Ormat Nevada transferred the aforementioned geothermal power projects to the newly formed subsidiary, OPC LLC (OPC), and sold limited liability company interests in OPC to the institutional equity investors for $71.8 million. Ormat Nevada will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until it recovers the capital that it has invested in the projects, while the institutional equity investors will receive substantially all of the production tax credits and the taxable income or loss (together, the Economic Benefits), and the distributable cash flow after Ormat Nevada has recovered its capital. The institutional equity investor’s return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the Flip Date), Ormat Nevada will receive 95% of both distributable cash and taxable income and the investors will receive 5% of both distributable cash and taxable income on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the projects. The transaction provides for a second closing whereby Ormat Nevada would contribute another geothermal plant currently under construction and receive an additional amount of $46.6 million.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 11 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of $3.6 million as of June 30, 2007. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 9, 2005	$0.03	November 29, 2005	December 6, 2005
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006
August 6, 2006	$0.04	August 23, 2006	August 30, 2006
November 7, 2006	$0.04	November 30, 2006	December 13, 2006
February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$14,682	$28,927
Net cash used in investing activities	(38,882)	(129,822)
Net cash provided by financing activities	28,850	98,655
Net increase (decrease) in cash and cash equivalents	4,650	(2,240)

For the six months ended June 30, 2007

Net cash provided by operating activities for the six months ended June 30, 2007 was $14.7 million, as compared with $28.9 million for the six months ended June 30, 2006. Such net decrease of $14.2 million resulted primarily from the decrease in gross margin, as described above. This decrease resulted in a net income of $2.7 million in the six months ended June 30, 2007 as compared with net income of $16.3 million in the in the six months ended June 30, 2006.

Net cash used in investing activities for the six months ended June 30, 2007 was $38.9 million, as compared with $129.8 million for the six months ended June 30, 2006. The principal factors that affected our cash flow used in investing activities during the six months ended June 30, 2007 were a $17.9 million increase in restricted cash, cash equivalents and marketable securities, and capital expenditures of $69.4 million primarily for our facilities under construction, offset by a $48.5 million decrease in marketable securities. The principal factors that affected our cash flow used in investing activities during the six months ended June 30, 2006 were capital expenditures of $80.0 million primarily for our power facilities under construction, $15.4 million used in the acquisition of additional 50.8% of the Zunil project in Guatemala and an increase of $40.3 million in marketable securities derived from the follow-on offering proceeds.

Net cash provided by financing activities for the six months ended June 30, 2007 was $28.9 million, as compared with $98.7 million for the six months ended June 30, 2006. The principal factors that affected the cash flow provided by financing activities during the six months ended June 30, 2007 were $69.6 million in proceeds from the sale of OPC interests, net of transaction costs, relating to the OPC tax monetization transaction, offset by the repayment of long-term debt in the amount of $19.9 million, the repayment of debt to our parent in the amount of $16.6 million and the payment of a dividend to our shareholders in the amount of $4.6 million. The principal factors that affected the cash flow provided by financing activities during the six months ended June 30, 2006 were the proceeds from the follow-on offering of $135.1 million offset by the repayment of short-term and long-term debt in the amount of $16.7 million and the repayment of debt to our parent in the amount of $16.6 million and the payment of a dividend to our shareholders in the amount of $2.4 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. In addition, we have budgeted approximately $11 million for the next two years for investment in buildings, machinery and equipment, including drilling equipment that we received at the end of the first quarter of 2007.

We expect that the following enhancements of our existing power plants and the construction of new power plants will be funded initially from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level. We currently do not contemplate obtaining any new loans from our parent company.

Phase II of Olkaria III Project.    In connection with Phase II of the Olkaria III project, we completed the drilling of the wells and have commenced construction of the 35 MW power plant.

OrSumas Project.    This recovered energy 5 MW project was originally scheduled to be completed in the last quarter of 2007 or the first quarter of 2008. As a result of certain environmental issues identified in this project, we have suspended its implementation until we make a final determination regarding the future of this project.

Puna Project.    An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect that such enhancement program will be completed in 2009. We have not yet entered into a power purchase agreement for the supply of energy from this planned addition.

Heber South Project.    We are currently constructing the Heber South project, a 10 MW power plant, which will be located in the Heber known geothermal resource area. Drilling of production and injection wells has been completed and the remaining construction includes the construction of an OEC unit and related facilities. We expect the construction to be completed by the first quarter of 2008.

Galena 3 Project.    We are currently constructing the Galena 3 project, which will deliver 17 MW of power generation under a 20-year power purchase agreement with Sierra Pacific Power Company. We expect the construction to be completed by the beginning of 2008.

Brawley Phase I Project.    We are currently constructing the Brawley Phase I project, which will deliver approximately 50 MW of power generation under an existing power purchase agreement with Southern California Edison. We expect the construction to be completed by the end of 2008.

OREG 2 project.    In connection with the OREG 2 recovered energy project, we plan to construct four power plants along the Northern Border natural gas pipeline. Each of the four facilities will have a net capacity of 5.5MW. These facilities are scheduled to be completed during 2009.

Peetz Project.    In connection with the Peetz recovered energy project, we plan to construct a 4 MW power plant along a natural gas pipeline near Denver, Colorado. The facility is scheduled to be completed in mid 2009.

We have budgeted approximately $460 million for the above-described projects (other than OrSumas) and have invested approximately $83 million of such budget as of June 30, 2007. The budgeted amount includes the GDL project in New Zealand which is described in ‘‘Recent Developments’’ above.

In addition to the above projects, our operating projects have capital expenditure budgets of approximately $10 million and we also plan to start other construction and enhancement of additional projects, including exploration work, for a total investment amount of approximately $11 million.

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

As of June 30, 2007, 97.7% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility. As of such date, $10.8 million, or 2.3%, of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

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

Southern California Edison accounted for 29.4% and 31.1% of our total revenues for the three months ended June 30, 2007 and 2006, respectively, and 27.4% and 29.1% of our total revenues for the six months ended June 30, 2007 and 2006, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 9.0% and 12.5% of our total revenues for the three months ended June 30, 2007 and 2006, respectively, and 9.5% and 14.3% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.

Hawaii Electric Light Company accounts for 12.0% and 16.2% of our total revenues for the three months ended June 30, 2007 and 2006, respectively, and 13.5% and 17.1% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.

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

ITEM 4.    CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the six months period ended June 30, 2007 from those previously reported in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2006, other than as described below.

As a result of our acquisition of the Steamboat 1 and 1A plants, our subsidiary Steamboat Geothermal LLC became a party to litigation pending in the Second Judicial District Court in Washoe County, Nevada with Geothermal Development Associates (GDA) and Delphi Securities, Inc. In April 2002, these plaintiffs initiated a lawsuit against the former owner and operator of the Steamboat 1/1A project claiming amounts owed under certain operating agreements. On December 31, 2005 and January 9, 2006, Steamboat Geothermal LLC entered into a sales, settlement and release agreement and an assignment agreement, respectively, with Woodside Properties LLC, the assignee of 37% of Geothermal Development Associates’ right to net operating revenues, whereby Steamboat Geothermal LLC was assigned 37% of the net operating revenues of Steamboat 1 in partial settlement of the above mentioned dispute with GDA and Delphi Securities, Inc. On April 11, 2007, following a successful mediation, the parties reached a final settlement of the remaining claims. As a result of the settlement, we recorded an additional provision of $0.8 million as of March 31, 2007, and paid the total settlement amount to GDA in April 2007. The settlement agreement provides for a mutual release of any and all claims, demands and causes of action by and between the parties and stipulates that the settlement should not be construed as an admission of liability or fault by any party.

In connection with the power purchase agreements for the Ormesa project, Southern California Edison had expressed its intent not to pay the contract rate for power supplied by the GEM 2 and GEM 3 plants to the Ormesa project. Southern California Edison contended that California ISO real-time prices should apply, while management believed that SP-15 prices quoted by NYMEX should apply. Ormesa LLC, a wholly-owned subsidiary of the Company, and Southern California Edison signed an Interim Agreement in 2005 whereby Southern California Edison agreed to procure GEM 2 and GEM 3 power at the then-current energy rate under the July 18, 1984 Ormesa power purchase agreement of 5.37 cents per kWh until May 1, 2007. On April 23, 2007, the parties finalized an agreement with terms that are similar to the arrangement agreed to in the Interim Agreement, whereby 6.5 MW of power from GEM 2 and GEM 3 will be sold to Southern California Edison at the current energy rate of the July 18, 1984 Ormesa power purchase agreement. For the period commencing May 1, 2007, the energy rate is 6.15 cents per kWh. The parties simultaneously entered into other agreements and agreed to release each other from any and all claims relating to the Ormesa projects. Pursuant to these agreements, Ormesa LLC paid Southern California Edison an immaterial amount to consolidate the June 13, 1984 and July 18, 1984 power purchase agreements. Combining these agreements will reduce scheduling fees over the term of the agreement and provide other operational benefits.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the second fiscal quarter of 2007.

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

The results of the votes were as follows:

Proposal	Votes For	Votes Against/ Withheld	Abstentions	Broker Non-Vote
Election of Director Lucien Bronicki	30,594,283	3,200,426	None	None
Election of Director Dan Falk	30,333,417	3,461,292	None	None
Ratification of appointment of PricewaterhouseCoopers LLP	33,731,772	58,704	4,232	None
Approval of an amendment to the Company’s 2004 Incentive Compensation Plan to increase the number of shares of Common Stock authorized for issuance pursuant to the plan by 2,500,000	31,207,904	452,651	14,015	2,120,139

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.	Document
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

Exhibit No.		Document
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.17	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007
10	.21.2	Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, as filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2		Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3		Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

Date: August 8, 2007	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Document
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.17	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007
10	.21.2	Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, as filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.