Form 10-Q
period 2007-09-30
ORMAT TECHNOLOGIES, INC.
filed 2007-11-07
CIK 1296445

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes     No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 41,507,360, par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$20,331	$20,254
Marketable securities	8,640	96,486
Restricted cash, cash equivalents and marketable securities	56,895	56,425
Receivables:
Trade	53,561	36,463
Related entity	334	879
Other	5,825	5,277
Due from Parent	—	1,459
Inventories, net	10,460	7,403
Costs and estimated earnings in excess of billings on uncompleted contracts	2,986	11,216
Deferred income taxes	1,852	1,819
Prepaid expenses and other	6,793	4,911
Total current assets	167,677	242,592
Unconsolidated investments	31,992	37,207
Deposits and other	15,449	15,081
Deferred income taxes	5,611	6,172
Property, plant and equipment, net	737,210	624,089
Construction-in-process	166,973	169,075
Deferred financing and lease costs, net	14,292	15,800
Intangible assets, net	48,779	50,086
Total assets	$1,187,983	$1,160,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$65,869	$70,445
Billings in excess of costs and estimated earnings on uncompleted contracts	8,591	5,803
Current portion of long-term debt:
Limited and non-recourse	8,234	8,482
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	27,488	40,054
Due to Parent, including current portion of notes payable to Parent	33,739	82,379
Total current liabilities	144,921	208,163
Long-term debt, net of current portion:
Limited and non-recourse	16,099	22,157
Full recourse	—	1,000
Senior secured notes (non-recourse)	287,791	299,316
Notes payable to Parent, net of current portion	91,912	57,841
Deferred lease income	76,869	78,883
Deferred income taxes	16,450	21,674
Liability for unrecognized tax benefits	4,308	—
Liabilities for severance pay	14,251	13,378
Asset retirement obligation	12,280	16,832
Total liabilities	664,881	719,244
Minority interest	67,697	64
Contingencies (Note 9)
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 38,126,106 and 38,101,888 shares issued and outstanding, respectively	38	38
Additional paid-in capital	356,644	353,399
Retained earnings	96,713	85,053
Accumulated other comprehensive income	2,010	2,304
Total stockholders’ equity	455,405	440,794
Total liabilities and stockholders’ equity	$1,187,983	$1,160,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)		(in thousands, except per share data)
Revenues:
Electricity:
Energy and capacity	$23,081	$33,823	$67,481	$87,845
Lease portion of energy and capacity	37,654	21,908	90,929	59,043
Lease income	671	671	2,014	2,014
Total electricity	61,406	56,402	160,424	148,902
Products:
Related party	—	—	—	3,503
Other	18,061	21,446	64,842	49,850
Total products	18,061	21,446	64,842	53,353
Total revenues	79,467	77,848	225,266	202,255
Cost of revenues:
Electricity:
Energy and capacity	17,184	22,194	60,969	59,736
Lease portion of energy and capacity	16,960	8,814	45,604	26,454
Lease expense	1,311	1,311	3,932	3,932
Total electricity	35,455	32,319	110,505	90,122
Products	15,046	13,157	55,184	33,269
Total cost of revenues	50,501	45,476	165,689	123,391
Gross margin	28,966	32,372	59,577	78,864
Operating expenses:
Research and development expenses	952	826	2,717	2,489
Selling and marketing expenses	2,043	2,410	7,851	7,931
General and administrative expenses	4,979	4,270	15,888	13,358
Operating income	20,992	24,866	33,121	55,086
Other income (expense):
Interest income	1,171	1,443	4,207	4,905
Interest expense:
Parent	(1,397)	(2,003)	(4,544)	(6,364)
Other	(7,074)	(8,018)	(21,119)	(22,893)
Less – amount capitalized	1,487	1,674	3,827	5,716
Foreign currency translation and transaction losses	(96)	(933)	(771)	(1,010)
Other non-operating income	247	65	595	372
Income before income taxes, minority interest and equity in income of investees	15,330	17,094	15,316	35,812
Income tax provision	(2,300)	(4,342)	(2,297)	(8,412)
Minority interest	1,280	(242)	1,585	(813)
Equity in income of investees	1,452	1,429	3,864	3,639
Net income	15,762	13,939	18,468	30,226
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(81)	(90)	(245)	(271)
Change in unrealized gains or losses on marketable securities available-for-sale	(5)	91	(49)	81
Comprehensive income	$15,676	$13,940	$18,174	$30,036
Earnings per share – basic and diluted	$0.41	$0.39	$0.48	$0.89
Weighted average number of shares used in computation of earnings per share:
Basic	38,125	35,588	38,119	34,100
Diluted	38,251	35,609	38,240	34,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(in thousands, except per share data)
Balance at December 31, 2006	38,102	$38	$353,399	$85,053	$2,304	$440,794
Stock-based compensation	—	—	2,604	—	—	2,604
Cash dividend declared, $0.17 per share	—	—	—	(6,480)	—	(6,480)
Exercise of options by employees	24	—	403	—	—	403
Tax benefit on exercise of options by employees	—	—	238	—	—	238
Cumulative adjustment from adoption of FIN No. 48	—	—	—	(328)	—	(328)
Net income	—	—	—	18,468	—	18,468
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $154,000)	—	—	—	—	(245)	(245)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $37,000)	—	—	—	—	(49)	(49)
Balance at September 30, 2007	38,126	$38	$356,644	$96,713	$2,010	$455,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash flows from operating activities:
Net income	$18,468	$30,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,304	31,881
Accretion of asset retirement obligation	864	712
Stock-based compensation	2,604	1,176
Amortization of deferred lease income	(2,015)	(2,015)
Minority interest	(1,585)	813
Equity in income of investees	(3,864)	(3,639)
Distributions from unconsolidated investments	9,736	2,920
Changes in unrealized loss in respect of derivative instruments, net	199	358
Gain on severance pay fund asset	(747)	(643)
Deferred income tax benefit (provision)	(1,595)	2,738
Liability for unrecognized tax benefits	554	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(17,646)	(7,257)
Costs and estimated earnings in excess of billings on uncompleted contracts	8,230	258
Inventories, net	(3,057)	(656)
Prepaid expenses and other	(1,882)	(3,430)
Deposits and other	(85)	69
Accounts payable and accrued expenses	(9,711)	4,316
Due from/to related entities, net	545	(614)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,788	(4,950)
Other liabilities	—	(20)
Liabilities for severance pay	873	1,609
Due from/to Parent	3,490	1,376
Net cash provided by operating activities	43,468	55,228
Cash flows from investing activities:
Distributions from unconsolidated investments	—	2,000
Marketable securities, net	87,575	(16,451)
Net change in restricted cash, cash equivalents and marketable securities	(283)	(5,173)
Capital expenditures	(145,037)	(114,858)
Cash paid for acquisitions, net of cash received	—	(22,760)
Intangible asset acquired	(1,150)	—
Decrease in severance pay fund asset, net	(12)	(432)
Repayment from unconsolidated investment	95	93
Net cash used in investing activities	(58,812)	(157,581)
Cash flows from financing activities:
Due to Parent, net	(16,600)	(16,600)
Proceeds from the sale of interest rate caps	277	—
Proceeds from exercise of options by employees	403	—
Repayments of short-term and long-term debt	(31,397)	(18,706)
Deferred debt issuance costs	—	(720)
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	69,218	—
Proceeds from follow-on public offering, net of issuance costs	—	135,053
Cash dividends paid	(6,480)	(3,794)
Net cash provided by financing activities	15,421	95,233
Net increase (decrease) in cash and cash equivalents	77	(7,120)
Cash and cash equivalents at beginning of period	20,254	26,976
Cash and cash equivalents at end of period	$20,331	$19,856
Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$5,135	$5,314
Increase (decrease) in asset retirement cost and asset retirement obligation	$(5,416)	$1,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2007, the consolidated results of operations for the three and nine-month periods ended September 30, 2007 and 2006, and the consolidated cash flows for the nine-month periods ended September 30, 2007 and 2006.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

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

Change in estimated useful life of certain power plants

During the second quarter of 2007, the Company revised the estimated useful life of certain of its power plants from 20 or 25 years to 30 years to reflect the expected period these plants will be utilized. The change in estimated useful life has been accounted for on a prospective basis effective April 1, 2007. The impact of this change in estimate was an increase in net income and earnings per share of $257,000 and $0.01, respectively in the three months ended September 30, 2007 and an increase in net income and earnings per share of $514,000 and $0.02, respectively in the nine months ended September 30, 2007.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (‘‘U.S.’’) and in foreign countries. At September 30, 2007 and December 31, 2006, the Company had deposits totaling $8,162,000 and $13,068,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At September 30, 2007 and December 31, 2006, the Company’s deposits in foreign countries amounted to approximately $19,765,000 and $15,321,000, respectively.

At September 30, 2007 and December 31, 2006, accounts receivable related to operations in foreign countries amounted to approximately $19,381,000 and $16,957,000, respectively. At September 30, 2007 and December 31, 2006, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 51% and 49% of the Company’s accounts receivable, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Southern California Edison Company (‘‘SCE’’) accounted for 41.4% and 36.0% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively, and 32.3% and 31.8% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method.

Sierra Pacific Power Company accounted for 7.0% and 9.2% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively, and 8.6% and 12.4% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively.

Hawaii Electric Light Company accounted for 15.1% and 13.1% of the Company’s total revenues for the three months ended September 30, 2007 and 2006, respectively, and 14.1% and 15.6% of the Company’s total revenues for the nine months ended September 30, 2007 and 2006, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three and nine-month periods ended September 30, 2007

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options which were granted in 2004, 2005, 2006 and 2007 and whose effect on earnings per share is immaterial for the three and nine-month periods ended September 30, 2007 and 2006. The stock options granted to employees of the Company in Ormat Industries Ltd. (the ‘‘Parent’’) stock are not dilutive to the Company’s earnings per share in any period.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Raw materials and purchased parts for assembly	$5,990	$3,397
Self-manufactured assembly parts and finished products	4,470	4,006
Total	$10,460	$7,403

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Mammoth	$31,797	$31,913
OLCL	195	5,294
Total	$31,992	$37,207

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of Mammoth are summarized below:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$6,948	$3,425
Non-current assets	75,927	79,942
Current liabilities	1,015	667
Non-current liabilities	3,221	3,130
Partners’ Capital	78,639	79,570

	Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Condensed statements of operations:
Revenues	$12,731	$11,496
Gross margin	3,069	1,212
Net income	2,842	1,040
Company’s equity in income of Mammoth:
50% of Mammoth net income	$1,421	$520
Plus amortization of basis difference	445	445
	1,866	965
Less income taxes	(639)	(367)
Total	$1,227	$598

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

The condensed financial position and results of operations of OLCL are summarized below:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$2,192	$7,548
Non-current assets	42	4,632
Current liabilities	1,990	4,782
Stockholders’ equity	244	7,398

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(dollars in thousands)
Condensed statements of operations:
Revenues	$11,224	$10,367
Gross margin	5,940	5,085
Net income	2,744	2,733
Company’s equity in income of OLCL:
80% of OLCL net income	$2,195	$2,186
Plus amortization of deferred revenue on intercompany profit	442	1,129
Total	$2,637	$3,315

In 1996, OLCL entered into a Build, Operate, and Transfer (‘‘BOT’’) agreement with PNOC-Energy Development Corporation (‘‘PNOC’’) in connection with the four geothermal power generation plants, with a total capacity of 49MW, located in Leyte, Philippines. During 1997, the power plants started commercial operations and began selling power to PNOC under a ten-year power purchase agreement (tolling arrangement). OLCL owned the plants for a ten-year period which ended September 25, 2007, at which time they were transferred to PNOC for no further consideration. The Company did not incur any material financial loss as a result of such transfer, although going forward this will reduce the Company’s foreign generation capacity by 49 MW with a commensurate impact on equity in income of investees and net income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Under the transaction, Ormat Nevada retains the controlling voting interest in the subsidiary and therefore continues to consolidate OPC. This transaction has been accounted for as a financing with the payments received for the equity interest recorded in minority interest on the Condensed Consolidated Balance Sheets. As the Economic Benefits flow to the institutional equity investors, they are recognized by the Company in minority interest on the Condensed Consolidated Statements of Operations and Comprehensive Income. Interest expense, representing the institutional equity investors’ targeted yield on the balance of the amount paid by the investors, is charged to minority interest.

Transaction costs amounting to $2.6 million as of September 30, 2007 have been reflected as a component of minority interest on the Condensed Consolidated Balance Sheets and will be amortized to minority interest in the Condensed Consolidated Statements of Operations and Comprehensive Income through the Flip Date.

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

On March 29, 2007, the Company granted to employees incentive stock options, under the 2004 Incentive Plan, to purchase 397,150 shares of common stock at an exercise price of $42.08 per share, which amount represented the fair market value of the Company’s common stock on the date of grant. Such options will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. The fair value of each option on the date of grant was $15.77 per share.

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

On November 6, 2007, the Company granted options to purchase 30,000 shares of common stock under the 2004 Incentive Plan (see Note 12).

NOTE 8 — BUSINESS SEGMENTS

The Company has two reporting segments: electricity and products segments. Such segments are managed and reported separately as each offers different products and serves different markets. The electricity segment is engaged in the sale of electricity from the Company’s power plants pursuant to

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

power purchase agreements. The products segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)
Three Months Ended September 30, 2007:
Net revenues from external customers	$61,406	$18,061	$79,467
Intersegment revenues	—	22,988	22,988
Operating income	20,398	594	20,992
Segment assets at period end*	1,089,168	98,815	1,187,983
* Including unconsolidated investments	31,992	—	31,992
Three Months Ended September 30, 2006:
Net revenues from external customers	$56,402	$21,446	$77,848
Intersegment revenues	—	12,396	12,396
Operating income	19,246	5,620	24,866
Segment assets at period end*	1,024,521	52,676	1,077,197
* Including unconsolidated investments	38,984	—	38,984
Nine Months Ended September 30, 2007:
Net revenues from external customers	$160,424	$64,842	$225,266
Intersegment revenues	—	41,465	41,465
Operating income	33,013	108	33,121
Segment assets at period end*	1,089,168	98,815	1,187,983
* Including unconsolidated investments	31,992	—	31,992
Nine Months Ended September 30, 2006:
Net revenues from external customers	$148,902	$53,353	$202,255
Intersegment revenues	—	48,184	48,184
Operating income	42,955	12,131	55,086
Segment assets at period end*	1,024,521	52,676	1,077,197
* Including unconsolidated investments	38,984	—	38,984

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Operating income	$20,992	$24,866	$33,121	$55,086
Interest expense, net	(5,813)	(6,904)	(17,629)	(18,636)
Non-operating income (loss) and other, net	151	(868)	(176)	(638)
Total consolidated income before income taxes, minority interest and equity in income of investees	$15,330	$17,094	$15,316	$35,812

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 — CONTINGENCIES

One of the Company’s U.S. Subsidiaries (the ‘‘subsidiary’’) had been a party to a third-party complaint originally filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the ‘‘Henrys’’) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (‘‘MPSG’’). The subsidiary entered into a supply contract with MPSG dated as of December 29, 2003, under which the subsidiary was retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (‘‘Basin’’). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy adversary proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against the subsidiary, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against the subsidiary for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, the subsidiary filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. The subsidiary filed a motion to dismiss the Henrys’ claims on January 31, 2006. On March 21, 2006, Basin filed an Amended Complaint in the bankruptcy proceeding, consolidating the causes of action it brought in the North Dakota lawsuit. In their answer to Basin’s Amended Complaint, the Henrys raised the same third party claims against the subsidiary. On May 11, 2006, the Bankruptcy Court entered an order denying the subsidiary’s motion to dismiss the Henrys’ claims against it, but staying the Henrys’ litigation against the subsidiary pending the resolution of Basin’s alter ego claims against the Henrys. In its answer to Basin’s Amended Complaint, MPSG asserted third party claims against the subsidiary similar to those claims raised by the Henrys. On October 25, 2007, all of the parties entered into a settlement agreement, which provides for the release of any and all claims, demands, and causes of action by and among the parties, and stipulates that the settlement should not be construed as an admission of liability or wrongdoing by any party. The subsidiary was not required to make any payment to any of the parties as part of the settlement agreement.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Steamboat Geothermal LLC (‘‘SG’’), a wholly owned subsidiary, was party to litigation related to a dispute over amounts owed to the plaintiffs under certain operating agreements. On December 31, 2005 and January 9, 2006, SG entered into a sales, settlement and release agreement and an assignment agreement, respectively, with an assignee of the right of one of the plaintiffs to 37% of net operating revenues, whereby SG was assigned 37% of the net operating revenues of Steamboat 1 in partial settlement of the dispute with the plaintiff. On April 11, 2007, SG entered into a settlement agreement with the plaintiff, Geothermal Development Associates (‘‘GDA’’), to settle the remaining claims. As a result of the settlement, the Company paid the total settlement amount to GDA in April 2007 and recorded additional expenses of $0.8 million in the nine-month period ended September 30, 2007. The settlement agreement provides for the mutual release of any and all claims, demands and causes of action by and between the parties and stipulates that the settlement should not be construed as an admission of liability or fault by any party.

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

On August 8, 2007, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.9 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 22, 2007. Such dividend was paid on August 29, 2007.

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2007 was 15.0%, which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for new power plants placed in service since 2005; and (ii) a tax credit related to the Company’s subsidiaries in Guatemala.

As disclosed in Note 2, the Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. This amount consists of interest and penalties related to uncertain tax positions. In addition, on January 1, 2007, the Company reclassified its liability for uncertain tax positions in the amount of $3,426,000 from long-term deferred income tax liabilities to liability for unrecognized tax benefits. During the three and nine months ended September 30, 2007, the Company increased its liability for unrecognized tax benefits by $385,000 and $554,000, respectively. The liability for unrecognized tax benefits of $4,308,000 at September 30, 2007 would impact the Company’s effective tax rate, if recognized. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of September 30, 2007, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2006 and by local state jurisdictions for the years 2002-2006.

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

NOTE 12 — SUBSEQUENT EVENTS

Cash Dividend

On November 6, 2007, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.1 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 28, 2007, payable on December 12, 2007.

Issuance of Stock

On October 26, 2007, the Company completed a sale of 3,000,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $45.90 per share (net of underwriting fees and commissions), under a shelf registration statement filed in early 2006. Net proceeds to the Company after deducting underwriting fees and commissions and estimated offering expenses associated with the offering were approximately $137.4 million.

On October 26, 2007, the Company completed an unregistered sale of 381,254 shares of common stock, to its parent, Ormat Industries Ltd., at a price of $45.90 per share. The proceeds from the unregistered sale were approximately $17.5 million. The shares of common stock issued in the unregistered sale have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended.

A portion of the proceeds from the block trade and the unregistered sale of shares will be used to repay a capital note owed to the parent in the amount of $50.7 million which is payable on December 3, 2007. Because the demand note is being refinanced through the issuance of equity securities, it has been included in long-term liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2007.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Legal Proceeding

See Note 9 regarding discussion of contingency settled on October 25, 2007.

Options Grant

On November 6, 2007, the Company granted to four non-employee directors non-qualified stock options, under the 2004 Incentive Plan, to purchase 30,000 shares of common stock (7,500 shares each) at an exercise price which is equal to the closing price of the Company’s common stock on November 7, 2007 (since the Company released its quarterly results on November 6, 2007). Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2006, the Prospectus Supplement filed with the SEC on October 23, 2007 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants using equipment that we design and manufacture. In addition, we sell the equipment we design and manufacture for geothermal electricity generation, recovered energy-based electricity generation, and other equipment for electricity generation to third parties. Our operations consist of two business segments. The first consists of the sale of electricity from our power plants pursuant to power purchase agreements, which we refer to as the Electricity Segment. The second consists of the design, manufacturing and sale of equipment for electricity generation, the installation thereof and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants, which we refer to as the Products Segment.

Our Electricity Segment currently consists of our investment in power plants producing electricity from geothermal resources and, as of recently, from recovered energy resources. Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. Our Products Segment consists of the design, manufacture and sale of equipment that generates electricity, principally from geothermal and recovered energy resources, but also using other fuel sources as well. Our Products Segment also includes, to the extent requested by our customers, the installation of our equipment and other related power plant installations and the provision of services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. For the nine months ended September 30, 2007, our Electricity Segment represented approximately 71.2% of our total revenues, while our Products Segment represented approximately 28.8% of our total revenues during such period.

During the nine months ended September 30, 2007, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $160.4 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project for the nine months ended September 30, 2007 were $15.3 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the nine months ended September 30, 2007.

Our Electricity Segment operations are conducted in the United States and throughout the world. Since January 1, 2001, we have completed various acquisitions of geothermal power plants with an aggregate acquisition cost, net of cash received, of $526.7 million. We currently own or control, as well as operate geothermal projects in the United States, Guatemala, Kenya and Nicaragua, as well as recovered energy generation (REG) plants in the United States.

Our Products Segment operations are also conducted in the United States and throughout the world. During the nine months ended September 30, 2007, revenues attributable to our Products Segment were $64.8 million.

We have identified recovered energy-based power generation as a significant market opportunity for us in the United States and throughout the world. We expect that recovered energy generation projects will increase our revenues in both the Electricity Segment and the Products Segment.

During the nine months ended September 30, 2007, we recognized revenues in our Products Segment of approximately $28.4 million from REG compared to $16.1 million in the same period last year. During the nine months ended September 30, 2007 we received purchase orders for the supply and construction of REG plants in a total amount of $26.2 million.

Our Electricity Segment is characterized by relatively predictable revenues generated by our power plants pursuant to long-term power purchase agreements, with terms which are generally up to 25 years. However, in the first quarter of 2007, we experienced several operational issues, which resulted in both reduced revenues and increased costs. The price for electricity under all but one of our power purchase agreements is effectively a fixed price. The exception is the power purchase agreement of the Puna project. It has a variable energy rate based on the local utility’s short run avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the nine months ended September 30, 2007, 82.2% of the electricity revenues generated were derived from contracts with fixed energy rates, and therefore such revenues were not affected by the fluctuations in energy commodity prices.

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

During the three and nine months ended September 30, 2007 our total revenues increased by 2.1% (from $77.8 million to $79.5 million) and 11.4% (from $202.3 million to $225.3 million), respectively, over the same periods last year. Revenues from the Electricity Segment increased by 8.9% and 7.7%, respectively, while revenues from the Products Segment decreased by 15.8% from the same three-month period last year but increased by 21.5% from the same nine-month period last year.

During the three and nine months ended September 30, 2007, our U.S. power plants generated 501,389 MWh and 1,461,153 MWh, respectively. During the three and nine months ended September 30, 2006, our U.S. power plants generated 423,740 MWh and 1,302,690 MWh, respectively.

Recent Developments

•	During the nine months ended September 30, 2007, we have achieved several milestones related to our projects and operations:

•	We commenced commercial operation in the Amatitlan project, which currently generates approximately 18 MW.

•	We acquired two drilling rigs, one of which was used for the construction of the Heber South project in California and is currently being used for drilling of the Brawley production wells. The other drilling rig will be used for our exploration program in Nevada.

•	Progress was made in the development of the 330 MW Sarulla project in Indonesia. Initially we will own 25% of the Indonesian special purpose company that will operate the project. We have an option to decrease our minority interest to 12.75% subject to certain approval that we will need to obtain. In August 2007, the Sarulla consortium (consisting of our wholly owned subsidiary, a unit of Medco Energi International, Inc. and Itochu Corp. of Japan) signed a Heads of Agreement for the project. The Heads of Agreement sets forth milestones achieved in the negotiation of various project-related contracts and the parties’ undertaking to expedite such contracts’ finalization and the procurement of all relevant approvals.

•	We declared commercial operation of the 11 MW Desert Peak 2 project.

•	We completed the construction of additional Ormat Energy Converter (OEC) units, which increased the capacity of the Ormesa complex by 10MW, bringing its generating capacity to 57 MW.

•	We declared commercial operation of the 10 MW Galena 2 project.

•	We completed the construction of an additional OEC unit in the Steamboat Hills project and increased the generating capacity of the project by 4 MW.

•	We recently reached agreement with Sierra Pacific Power Company and Nevada Power Company, the purchasers of electricity generated by our current and planned geothermal power projects in Nevada, regarding certain amendments to the power purchase agreements for a number of our existing geothermal projects in operation and some of our geothermal projects under development and construction. These amendments (i) provide for a mechanism to share production tax credits with the relevant purchaser pursuant to a reduction in the price for electricity paid by the power purchaser under the relevant power purchase agreement, bringing additional power purchase agreements in line with the production tax credit sharing arrangements included in other power purchase agreements with these purchasers in Nevada, (ii) revise certain generation thresholds based on a more definitive understanding of the geothermal resource at the respective projects, and (iii) address certain delays in meeting contract milestones as a result of ordinary course project construction delays. We expect that the power purchasers will submit the amendments shortly to the Public Utilities Commission of Nevada for approval. If the amendments are not approved, we may face claims from the power purchasers under the power purchase agreements stemming from the project delays and the reduced generation.

•	On October 26, 2007, we completed a sale of 3,000,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $45.90 per share (net of underwriting fees and commissions), under a shelf registration statement filed in early 2006. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $137.4 million.

On October 26, 2007, we completed an unregistered sale of 381,254 shares of common stock to our parent, Ormat Industries Ltd., at a price of $45.90 per share. The proceeds from the unregistered sale were approximately $17.5 million. The shares of common stock issued in the unregistered sale have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended.

A portion of the proceeds from the block trade and the unregistered sale of shares will be used to repay a capital note owed to the parent in the amount of $50.7 million which is payable on December 3, 2007.

•	In August 2007, we secured lease agreements for seven new sites covering approximately 68,900 acres of federal land in Nevada through a competitive auction conducted by the Bureau of Land Management. Our winning bid was for a total amount of approximately $8.2 million. We expect that this additional acreage will support our growth plans in the years to come; however, there is no assurance that all of the leases will yield sufficient (if any) geothermal resources suitable for commercial projects. This is in addition to other lease agreements in Nevada and California that we have signed since the beginning of the year.

•	In August 2007, we entered into a $5.7 million agreement with Italcementi Group of Bergamo, Italy, for the supply of one OEC for a new REG plant. The plant is to be installed in the Martinsburg, West Virginia cement plant, belonging to Essroc, an Italcementi subsidiary in the US. The equipment is to be supplied within 14 months from the contract date. Construction of the REG power plant is being undertaken by the Italcementi Group itself. When completed, the OEC power plant will convert unused exhaust air from the cement plant’s clinker cooler into electric power.

•	In July 2007, we signed a 20-year power purchase agreement with Highline Electric Association, a consumer-owned cooperative serving load in Colorado and Nebraska, for the sale of electricity generated from a 4 MW Ormat REG facility to be constructed along a natural gas compression station near Denver, Colorado. The facility will convert the recovered waste heat from the exhaust of existing gas turbines into clean energy, and is expected to be commissioned in mid-2009. We will own and operate this facility through the term of the power purchase agreement. Expected revenues are approximately $1.1 million in the first full year of operation, escalating at a rate of approximately 2.7% a year in the first 10 years of the contract and at a rate of approximately 2.0% a year thereafter.

•	In June 2007, we signed a 20-year power purchase agreement with Southern California Edison Company (Southern California Edison) for the sale of 50 MW of energy to be produced from the North Brawley project, which we are currently constructing in Imperial County, California. The power purchase agreement includes an option to increase capacity to 100 MW at our discretion and is subject to the approval of the California Public Utilities Commission. The Brawley I project is projected to come on line by the end of 2008.

•	In May 2007, we signed a 20-year power purchase agreement with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of 18-30 MW of energy to be produced from the Grass Valley geothermal power plant that we plan to build in Lander County in northern Nevada. The power purchase agreement is subject to the approval of the Nevada Public Utilities Commission. The Grass Valley project is projected to come on line in late 2010.

•	In May 2007, we executed, pursuant to an existing Power Purchase Option Agreement with Basin Electric Power Cooperative (Basin Electric) that we signed in January 2007, four out of the five definitive 25-year power purchase agreements. Under these agreements we will sell electricity that will be produced by four new Ormat REG facilities that will have a net capacity of 5.5 MW each. These facilities will convert the recovered waste heat from the exhaust of existing gas turbines at compressor sites located on the Northern Border natural gas pipeline into clean energy. Two plants are expected to be commissioned in 2008 or early 2009, and the other two, in late 2009. We have secured the rights to the waste heat for all five new facilities.

•	In April 2007, we received a 21 million New Zealand dollars (approximately $15.4 million) order from Geothermal Development Ltd (GDL), a company in which we own 49%, to supply and construct a geothermal power plant in Kawerau, New Zealand. Ormat will also provide the required construction loan. GDL expects to sell electricity produced by the project to Bay of Plenty Electricity of New Zealand under an existing 7-year power purchase agreement extendable an additional 5 years by mutual agreement. We have an option to acquire the remaining 51% of GDL before the completion of construction. Construction is expected to be completed in the first half of 2009.

•	In March 2007, we entered into an $11.5 million contract with ENAGAS, S.A. of Madrid, Spain for the supply of one OEC unit for a REG plant. The REG plant is being specially designed to use the residual energy from the vaporization process of a Liquefied Natural Gas regasification terminal located in Huelva, Spain. The equipment is scheduled to be supplied and installed within 26 months from the receipt of a notice to proceed, which is expected in the next few months.

•	In February 2007, the Nevada Public Utilities Commission approved two new 20-year power purchase agreements that two of our subsidiaries entered into on August 3, 2006 with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of energy to be produced from the Carson Lake (near Fallon) and Buffalo Valley power plants, two new geothermal power plants that we plan to build in Lander and Churchill Counties in northern Nevada. The Carson Lake and Buffalo Valley projects are both projected to come on line in late 2009. These new plants are expected to increase the total output we supply to Nevada Power Company by between 36 and 60 MW.

•	In January 2007, we entered into two contracts with a combined value of $9.0 million with Enpower Green Energy Generation, Inc. for the supply of two OEC units for two REG plants to be located on the Duke Energy T South Pipeline System in British Columbia, Canada. The equipment is to be supplied by the end of April 2008.

•	In January 2007, our subsidiary developing the Olkaria III project entered into an amended and restated power purchase agreement and a project security agreement, with Kenya Power and Lighting Co., the Kenyan parastatal electricity transmission and distribution company, with respect to Phase II of the Olkaria III project. These agreements were executed after receipt of appropriate regulatory approvals from the Kenyan authorities. The construction of Phase II of the project is expected, upon completion, to add approximately 35 MW to the existing facility, bringing the project’s total capacity to approximately 48 MW. Following completion of Phase II, total anticipated annual revenues from the project will be approximately $32 million.

•	In January 2007, we entered into supply and engineering, procurement and construction contracts with Ngawha Generation Ltd., a subsidiary of Top Energy Limited, for a new geothermal power plant in Ngawha, New Zealand. The contracts are for a total of approximately $20 million. The construction of the power plant is expected to be completed within 20 months from the contract date.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005, 2006 and in the first nine months of 2007, our primary activity has been the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. As a result, growth in revenues and overall generating capacity has been more moderate than in 2003 and 2004, in which we made significant acquisitions. Nevertheless, we expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment in 2007, as compared with 2006.

•	We continue to experience increases in the cost of raw materials required for our equipment manufacturing activities and equipment used in our power plants. We have experienced an increase in drilling costs and a shortage in drilling equipment. We believe this is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs. This is particularly true in the United States, where a significant increase in construction activities has caused higher prices. An increase in our raw materials, drilling, construction and other costs may have an adverse effect on our financial condition and results of operations.

•	We expect that the increased awareness of climate change may result in significant changes in the energy, business and regulatory environments, which may create business opportunities for us going forward.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy as a result of favorable legislation adopted by 25 states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and where all of our U.S. geothermal projects are located). These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	On September 27, 2006, the California Global Warming Solutions Act of 2006 (the Act) was signed into law. The Act regulates most sources of greenhouse gas emissions and is expected

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

•	On September 27, 2006, California also enacted legislation requiring that its renewable portfolio standard of 20% generation from renewable energy resources per year be met by December 2010, ahead of the previous legislative mandated target of December 2017. The California legislature is currently considering an increase to 33% by December 31, 2020.

•	Outside of the United States, we expect that a variety of governmental initiatives, will create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements. Simultaneously, we intend to continue to pursue growth in our recovered energy business, and we expect that the portion of revenues from our recovered energy business, as a percentage of the total revenues from our Products Segment, will increase.

•	Over the last two years, competition from the wind and solar power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	Over the last year, new entrants to the geothermal industry, both in the power generation space and in the lease of geothermal resources, have increased competition in the industry. While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new power purchase agreements and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’, which in 2006 was 1.9 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2008.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policy Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC has recently issued a final rule that could eliminate the utility’s purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In the final rule, FERC expressly noted that the California Independent System Operator (CAISO) has satisfied one but not all of the criteria for relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

•	On May 2, 2007, the Bureau of Land Management and the Minerals Management Service (each part of the Department of the Interior) issued separate final rules to implement relevant provisions of the Energy Policy Act of 2005. These rules revise existing federal regulations dealing with the general geothermal leasing process for federal land, lease durations, work commitments, annual rental and credit of rental toward royalties, and royalty calculations. The new rules include: a requirement that geothermal resources be offered through a competitive lease process; the introduction of a new royalty methodology, calculated on the basis of gross proceeds from the sale of electricity, rather than the ‘‘netback’’ calculation previously in use; the introduction of increased rental payments (that are creditable toward royalties owed); and a new scheme of lease terms and extensions. The rules also establish ‘‘production incentives’’ for new facilities and qualified expansion facilities that are put into commercial operation by August 8, 2011, in the form of a four year 50% reduction in royalties from what would otherwise be due. The 50% reduction applies to all of the electricity generated from a new facility, and to the incremental electricity generated by a qualified expansion facility. The provisions of the rules dealing with fees, rental payments, and royalties apply to geothermal leases issued after August 8, 2005. However, lessees under leases issued prior to August 8, 2005 may elect to convert their leases to the new regulatory framework. We evaluated the impact of these final rules and we do not expect a material impact on our financial condition and results of operations.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-
based power plants; the design, manufacturing and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements. However, such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’. Electricity Segment revenues may also be affected by higher-than-average ambient temperatures, which could cause a decrease in the generating capacity of our plants and by unplanned major maintenance activities related to our projects.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Revenues
Electricity Segment	$61,406	$56,402	$160,424	$148,902	77.3%	72.5%	71.2%	73.6%
Products Segment	18,061	21,446	64,842	53,353	22.7	27.5	28.8	26.4
Total	$79,467	$77,848	$225,266	$202,255	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended September 30, 2007, 87.6% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 84.1% for the same period in 2006. For the nine months ended September 30, 2007, 83.5% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 84.0% for the same period in 2006. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
United States	$53,814	$47,461	$133,968	$125,005	87.6%	84.1%	83.5%	84.0%
Foreign	7,592	8,941	26,456	23,897	12.4	15.9	16.5	16.0
Total	$61,406	$56,402	$160,424	$148,902	100.0%	100.0%	100.0%	100.0%

For the three and nine months ended September 30, 2007, 22.6% and 31.8%, respectively, of our revenues attributable to our Products Segment were generated in the United States, as compared to 12.9% and 7.8% for the same periods in 2006.

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

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the nine months ended September 30, 2007, royalties constituted approximately 4.4% of the Electricity Segment revenues, compared to approximately 4.8% for the same period in 2006.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of September 30, 2007 decreased to $29.0 million from $116.7 million as of December 31, 2006. This decrease is principally due to the combination of the funding of capital expenditures in the amount of $145.0 million, repayments of long-term debt to our parent and third parties in the amount of $48.0 million and dividend distributions of $6.5 million, offset by $69.2 million net proceeds from the OPC transaction described below, and by $42.7 million of cash flows from operating activities.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects; and (ii) fluctuation in revenues from our Products Segment. An accumulation of operational issues in the first quarter of 2007 resulted in both reduced revenues and increased costs for the nine months ended September 30, 2007. Such operational issues are not expected to continue and are not indicative of future trends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$61,406	$56,402	$160,424	$148,902
Products Segment	18,061	21,446	64,842	53,353
	79,467	77,848	225,266	202,255
Cost of revenues:
Electricity Segment	35,455	32,319	110,505	90,122
Products Segment	15,046	13,157	55,184	33,269
	50,501	45,476	165,689	123,391
Gross margin:
Electricity Segment	25,951	24,083	49,919	58,780
Products Segment	3,015	8,289	9,658	20,084
	28,966	32,372	59,577	78,864
Operating expenses:
Research and development expenses	952	826	2,717	2,489
Selling and marketing expenses	2,043	2,410	7,851	7,931
General and administrative expenses	4,979	4,270	15,888	13,358
Operating income	20,992	24,866	33,121	55,086
Other income (expense):
Interest income	1,171	1,443	4,207	4,905
Interest expense	(6,984)	(8,347)	(21,836)	(23,541)
Foreign currency translation and transaction losses	(96)	(933)	(771)	(1,010)
Other non-operating income	247	65	595	372
Income before income taxes, minority interest and equity in income of investees	15,330	17,094	15,316	35,812
Income tax provision	(2,300)	(4,342)	(2,297)	(8,412)
Minority interest	1,280	(242)	1,585	(813)
Equity in income of investees	1,452	1,429	3,864	3,639
Net income	$15,762	$13,939	$18,468	$30,226
Earnings per share – basic and diluted	$0.41	$0.39	$0.48	$0.89
Weighted average number of shares used in computation of earnings per share:
Basic	38,125	35,588	38,119	34,100
Diluted	38,251	35,609	38,240	34,100

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	77.3%	72.5%	71.2%	73.6%
Products Segment	22.7	27.5	28.8	26.4
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity Segment	57.7	57.3	68.9	60.5
Products Segment	83.3	61.3	85.1	62.4
	63.5	58.4	73.6	61.0
Gross margin:
Electricity Segment	42.3	42.7	31.1	39.5
Products Segment	16.7	38.7	14.9	37.6
	36.5	41.6	26.4	39.0
Operating expenses:
Research and development expenses	1.2	1.1	1.2	1.2
Selling and marketing expenses	2.6	3.1	3.5	3.9
General and administrative expenses	6.3	5.5	7.1	6.6
Operating income	26.4	31.9	14.7	27.2
Other income (expense):
Interest income	1.5	1.9	1.9	2.4
Interest expense	(8.8)	(10.7)	(9.7)	(11.6)
Foreign currency translation and transaction losses	(0.1)	(1.2)	(0.3)	(0.5)
Other non-operating income	0.3	0.1	0.3	0.2
Income before income taxes, minority interest and equity in income of investees	19.3	22.0	6.8	17.7
Income tax provision	(2.9)	(5.6)	(1.0)	(4.2)
Minority interest	1.6	(0.3)	0.7	(0.4)
Equity in income of investees	1.8	1.8	1.7	1.8
Net income	19.8%	17.9%	8.2%	14.9%

Comparison of the Three Months Ended September 30, 2007 and the Three Months Ended
September 30, 2006

Total Revenues

Total revenues for the three months ended September 30, 2007 were $79.5 million, as compared with $77.8 million for the three months ended September 30, 2006, which represented a 2.1% increase in total revenues. This increase is attributable to our Electricity Segment whose revenues increased by 8.9%, offset by a decrease of 15.8% in our Products Segment, over the same period in 2006.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2007 were $61.4 million, as compared with $56.4 million for the three months ended September 30, 2006, which represented a 8.9% increase in such revenues. This increase is primarily attributable to additional revenues of $6.4 million generated in the Unites States as a result of: (i) an increase in our generating capacity and energy generation in the United States from 423,740 MWh in the three months ended September 30, 2006 to 501,389 MWh in the three months ended September 30, 2007; and (ii) an increase in the energy rates in the Ormesa and Heber 1 and 2 projects under new five-year agreements entered into with Southern California Edison in May 2006 that increased the energy rates payable by Southern California Edison beginning May 1, 2007 to $61.5 per MWh for the first year, with an annual escalation of 1% thereafter. In addition we generated $1.4 million from our Amatitlan project in Guatemala, which started generating electricity in March 2007. The increase in our Electricity Segment revenues was partially offset by (i) the Brady project whose sales were reduced by 6 MW to 13 MW and such sales are expected to remain at the 13 MW level through the majority of 2007, while drilling for additional resource is being performed; and (ii) a decrease of $2.5 million in revenues from the Momotombo project in Nicaragua as a result of the failure of a turbine that we did not manufacture. The Momotombo power plant recently returned to full operation.

Products Segment

Revenues attributable to our Products Segment for the three months ended September 30, 2007 were $18.1 million, as compared with $21.4 million for the three months ended September 30, 2006, which represented a 15.8% decrease in such revenues. This decrease is principally attributable to the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2007 was $50.5 million, as compared with $45.5 million for the three months ended September 30, 2006, which represented an 11.0% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2007 was 63.5% compared with 58.4% for the same period in 2006. These increases are attributable to increased costs in both our Electricity and Products Segments, as discussed below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2007 was $35.5 million, as compared with $32.3 million for the three months ended September 30, 2006, which represented a 9.7% increase in total cost of revenues for such segment. This increase is primarily due to the following: (i) an increase of $0.4 million in cost of revenues attributable to the Amatitlan project in Guatemala, which started generating electricity in March 2007, but has not yet declared commercial operation; and (ii) an increase of $1.8 million in our cost of revenues in the Momotombo project in Nicaragua mainly as a result of the failure of a turbine that we did not manufacture, as described above. The remaining increase in our cost of revenues is attributable primarily to costs in the United States relating to new and enhanced projects placed in service and to an increase in labor and materials costs in existing plants. The increase in our Electricity Segment cost of revenues was partially offset by the reversal of an accrual in the amount of $1.1 million due to the settlement of a dispute during the third quarter of 2007. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2007 was 57.7% compared with 57.3% for the three months ended September 30, 2006.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended September 30, 2007 was $15.0 million, as compared with $13.2 million for the three months ended September 30, 2006, which represented a 14.4 % increase in total cost of revenues related to such segment. This increase is attributable to a different product mix, and an increase in labor, material, construction and transportation costs, which affected our margins in this segment. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the three months ended September 30, 2007 was 83.3% as compared with 61.3% for the three months ended September 30, 2006.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2007 were $1.0 million, as compared with $0.8 million for the three months ended September 30, 2006, which represented a 15.3% increase. Such increase reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2007 were $2.0 million, as compared with $2.4 million for the three months ended September 30, 2006, which represented a 15.2% decrease. The decrease was due primarily to a decrease in selling and marketing costs relating to the Products Segment, offset partially by an increase in salaries. Selling and marketing expenses for the three months ended September 30, 2007 constituted 2.6% of total revenues for such period, as compared with 3.1% for the three months ended September 30, 2006. Such decrease is principally attributable to a decrease in costs relating to the Products Segment, as described above.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2007 were $5.0 million, as compared with $4.3 million for the three months ended September 30, 2006, which represented a 16.6% increase. Such increase is attributable to an increase in personnel expenses and other administrative expenses as a result of hiring additional personnel in anticipation of our future growth, and as a result of an increase in salaries. General and administrative expenses for the three months ended September 30, 2007 increased to 6.3% of total revenues for such period, from 5.5% for the three months ended September 30, 2006.

Operating Income

Operating income for the three months ended September 30, 2007 was $21.0 million, as compared with $24.9 million for the three months ended September 30, 2006. Such decrease in operating income was principally attributable to a decrease in gross margin in our Products Segment due to a decrease in Products Segment revenues and an increase in cost of revenues of the Products Segment, as described above. Operating income attributable to our Electricity Segment for the three months ended September 30, 2007 was $20.4 million, as compared with $19.2 million for the three months ended September 30, 2006. Operating income attributable to our Products Segment for the three months ended September 30, 2007 was $0.6 million, as compared with $5.6 million for the three months ended September 30, 2006.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $7.0 million, as compared with $8.3 million for the three months ended September 30, 2006, which represented a 16.3% decrease. The $1.3 million decrease is primarily due to principal repayments. The decrease in interest expense was partially offset by a decrease of $0.2 million in interest capitalized to projects.

Income Taxes

Income tax provision for the three months ended September 30, 2007 and 2006 was $2.3 million and $4.3 million, respectively. The effective tax rates for the three months ended September 30, 2007 and 2006 were 15.0% and 25.4%, respectively. Our effective tax rate decreased in the three months ended September 30, 2007 compared with the same period last year due to: (i) an increase in production tax credits as a result of new power plants placed in service; (ii) a decrease of 2% in the tax rate in Israel commencing January 1, 2007; and (iii) a tax credit related to our subsidiaries in Guatemala.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN No. 48). The impact on the income tax provision for the three months ended September 30, 2007 resulting from the adoption of FIN No. 48 was immaterial.

Minority interest

Minority interest for the three months ended September 30, 2007 includes income of $1.3 million from the sale of limited liability company interests in OPC LLC to institutional equity investors in June 2007. Minority interest for the three months ended September 30, 2006 includes $0.2 million minority interest in earnings of the Zunil project.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended September 30, 2007 was $1.5 million, as compared with $1.4 million for the three months ended September 30, 2006. On September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although going forward this will reduce our foreign generation capacity by 49 MW with a commensurate impact on equity in income of investees and net income.

Net Income

Net income for the three months ended September 30, 2007 was $15.8 million, as compared with $13.9 million for the three months ended September 30, 2006, a 13.1% increase. Such increase in net income was principally attributable to: (i) a $1.3 million decrease in interest expense; (ii) a $2.0 million decrease in income tax provision and (iii) a $1.5 million increase in minority interest as described above. This was partially offset by a decrease in our operating income of $3.9 million as follows: (i) in the Products Segment, operating income decreased by $5.0 million as a result of a decrease in revenues and due to lower margins as discussed above; and (ii) in the Electricity Segment, operating income increased by $1.2 million. Net income for the three months ended September 30, 2007 includes stock-based compensation related to stock options of $1.0 million as compared with $0.5 million for the three months ended September 30, 2006.

Comparison of the Nine Months Ended September 30, 2007 and the Nine Months Ended September 30, 2006

Total Revenues

Total revenues for the nine months ended September 30, 2007 were $225.3 million, as compared with $202.3 million for the nine months ended September 30, 2006, which represented an 11.4% increase in total revenues. This increase is attributable both to our Electricity and Products Segment whose revenues increased by 7.7% and 21.5%, respectively, over the same period in 2006.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2007 were $160.4 million, as compared with $148.9 million for the nine months ended September 30, 2006, which represented a 7.7% increase in such revenues. This increase is partially attributable to additional revenues of $9.0 million generated in the United States as a result of: (i) an increase in our generating capacity and energy generation in the United States from 1,302,690 MWh in the nine months ended September 30, 2006 to 1,461,153 MWh in the nine months ended September 30 2007, mainly as a result of additional generation from the Gould, Desert Peak 2 and OREG 1 power plants, which were placed in service in the second and third quarter of 2006, the enhancements of the Ormesa complex and the Steamboat Hills power plants, which were placed in service in the second quarter of 2007, and the new Galena 2 power plant, which was also placed in service in the second quarter of 2007; (ii) an increase in the energy rates in the Ormesa and Heber 1 and 2 projects under new five-year agreements entered into with Southern California Edison in May 2006 that increased the energy rates payable by Southern California Edison beginning May 1, 2007 to $61.5 per MWh for the first year, with an annual escalation of 1% thereafter; and (iii) an insurance settlement of $0.5 million during the second quarter of 2007. The increase in our U.S. based revenues was partially offset by a decrease primarily attributable to the following: (i) the Steamboat 2/3 project experienced protracted failures of two of the project’s turbines which were not manufactured by us. We have implemented a temporary fix and are in the process of replacing the faulty equipment with turbines designed and manufactured by us; (ii) the Heber 1 project was shut down during a period of 25 days in order to perform a scheduled overhaul; (iii) the Steamboat Hills project was shut down in December 2006 in order to tie in the new Galena 2 power plant, which occurred in the second quarter of 2007 (the commissioning of the Galena 2 project was postponed from the first quarter to the second quarter of 2007 due to a delay in obtaining the project permit); (iv) beginning March 2007, the Brady project sales were reduced by 6 MW to 13 MW and such sales are expected to remain at the 13 MW level through the majority of 2007, while drilling for additional resource is being performed; and (v) a decrease of $3.2 million in revenues from the Momotombo project in Nicaragua as a result of the failure of turbines that we did not manufacture. This increase is also attributable to: (i) a $2.6 million increase in revenues generated from the Zunil project in Guatemala, which was consolidated as of March 13, 2006; and (ii) revenues of $3.2 million generated from our Amatitlan project in Guatemala, which started generating electricity in March 2007.

Products Segment

Revenues attributable to our Products Segment for the nine months ended September 30, 2007 were $64.8 million, as compared with $53.4 million for the nine months ended September 30, 2006, which represented a 21.5% increase in such revenues. This increase is principally attributable to the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2007 was $165.7 million, as compared with $123.4 million for the nine months ended September 30, 2006, which represented a 34.3% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2007 was 73.6% compared with 61.0% for the same period in 2006. These increases are attributable to increased costs in both our Electricity and Products Segments, as discussed below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2007 was $110.5 million, as compared with $90.1 million for the nine months ended September 30, 2006, which represented a 22.6% increase in total cost of revenues for such segment. This increase is primarily due to the following: (i) additional costs of $1.9 million to repair two wells experiencing mechanical problems in the Puna project; (ii) costs of $2.0 million related to a scheduled overhaul in the Heber 1 project (such an overhaul is performed once every four to five years); (iii) an increase of $2.5 million in the costs related to the Ormesa project, as a result of accelerating well field maintenance work, which was done as a preventive measure to avoid their failure and to assure a higher wellfield availability during the summer, when electricity rates paid under the relevant power purchase agreement are higher; (iv) a $0.8 million expense resulting from the settlement of a legal claim; (v) an increase of $0.7 million in cost of revenues attributable to the Zunil project in Guatemala which was consolidated as of March 13, 2006; (vi) the inclusion of $1.4 million of additional costs being generated by the Amatitlan project in Guatemala which started generating electricity in March 2007, but has not yet declared commercial operation; and (vii) an increase of $1.2 million in our cost of revenues in the Momotombo project in Nicaragua as a result of the failure of turbines that we did not manufacture, as described above. The remaining increase in our cost of revenues is attributable primarily to costs in the United States relating to new and enhanced projects placed in service and to an increase in labor and materials costs in existing plants. The increase in our Electricity Segment cost of revenues was partially offset by an insurance settlement of $0.6 million during the second quarter of 2007 and the reversal of an accrual of $1.1 million due to the settlement of a dispute during the third quarter of 2007. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2007 was 68.9% compared with 60.5% for the nine months ended September 30, 2006.

Products Segment

Total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2007 was $55.2 million as compared with $33.3 million for the nine months ended

September 30, 2006, which represented a 65.9% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our Products Segment revenues, a different product mix, and an increase in labor, material, construction and transportation costs, which affected our margins in this segment. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the nine months ended September 30, 2007 was 85.1% as compared with 62.4% for the nine months ended September 30, 2006.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2007 were $2.7 million, as compared with $2.5 million for the nine months ended September 30, 2006, which represented a 9.2% increase. Such increase reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2007 were $7.8 million, as compared with $7.9 million for the nine months ended September 30, 2006, which represented a 1.0% decrease. The decrease was due primarily to a decrease in selling and marketing costs relating to the Products Segment, offset partially by an increase in salaries. Selling and marketing expenses for the nine months ended September 30, 2007 constituted 3.5% of total revenues for such period, as compared with 3.9% for the nine months ended September 30, 2006.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2007 were $15.9 million, as compared with $13.4 million for the nine months ended September 30, 2006, which represented a 18.9% increase. Such increase is attributable to an increase in personnel expenses and other administrative expenses as a result of hiring additional personnel in expectation of our future growth, and as a result of an increase in salaries. General and administrative expenses for the nine months ended September 30, 2007 increased to 7.1% of total revenues for such period, from 6.6% for the nine months ended September 30, 2006.

Operating Income

Operating income for the nine months ended September 30, 2007 was $33.1 million, as compared with operating income of $55.1 million for the nine months ended September 30, 2006. Such decrease in operating income was principally attributable to a $19.3 million decrease in gross margin primarily due to the increase in total cost of revenues as explained above, and an increase of $2.7 million in operating expenses. Operating income attributable to our Electricity Segment for the nine months ended September 30, 2007 was $33.0 million, as compared with operating income of $43.0 million for the nine months ended September 30, 2006. Operating income attributable to our Products Segment for the nine months ended September 30, 2007 was $0.1 million, as compared with operating income of $12.1 million for the nine months ended September 30, 2006.

Interest Expense

Interest expense for the nine months ended September 30, 2007 was $21.8 million, as compared with $23.5 million for the nine months ended September 30, 2006, which represented a 7.2% decrease. The $1.7 million decrease is primarily due to principal repayments. The decrease in interest expense was partially offset by a decrease of $1.9 million in interest capitalized to projects and an increase of $0.4 million in interest expense for the nine months ended September 30, 2007 due to the Zunil project, which was consolidated as of March 13, 2006.

Income Taxes

Income tax provision for the nine months ended September 30, 2007 was $2.3 million, as compared with $8.4 million for the nine months ended September 30, 2006. The effective tax rates for the nine months ended September 30, 2007 and 2006 were 15.0% and 23.5%, respectively. Our effective tax rate decreased in the nine months ended September 30, 2007 compared with the same period last year due to: (i) an increase in production tax credits as a result of new power plants placed in service ; (ii) a decrease of 2% in the tax rate in Israel commencing January 1, 2007; and (iii) a tax credit related to our subsidiaries in Guatemala.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN No. 48). The impact on the income tax benefit for the nine months ended September 30, 2007 resulting from the adoption of FIN No. 48 was immaterial.

Minority interest

Minority interest for the nine months ended September 30, 2007 includes income of $1.6 million from the sale of limited liability company interests in OPC LLC to institutional equity investors in June 2007. Minority interest for the nine months ended September 30, 2006 includes $0.8 million minority interest in earnings of the Zunil project.

Equity in Income of Investees

Our participation in the income generated from our investees for the nine months ended September 30, 2007 was $3.9 million, as compared with $3.6 million for the nine months ended September 30, 2006. On September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although going forward this will reduce our foreign generation capacity by 49 MW with a commensurate impact on equity in income of investees and net income.

Net Income

Net income for the nine months ended September 30, 2007 was $18.5 million, as compared with $30.2 million for the nine months ended September 30, 2006, a decrease of 38.9%. Such decrease in net income was principally attributable to a $19.3 million decrease in gross margin primarily due to the increase in total cost of revenues as explained above, and an increase of $2.7 million in operating expenses. This was partially offset by a decrease in our income tax provision of $6.1 million, a $1.7 million decrease in interest expense and a $2.4 million increase in minority interest as described above. Net income for the nine months ended September 30, 2007 includes stock-based compensation related to stock options of $2.6 million as compared with $1.2 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

To date, our principal sources of liquidity have been derived from cash flows from operations, proceeds from parent company loans, third party debt in the form of borrowings under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes, project financing (including leases and the tax monetization transaction) and the issuance of our common stock in public offerings. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs. Our management believes that the outstanding cash, cash equivalents, marketable securities and cash generated from our operations will address our liquidity and other investment requirements. In addition, our shelf registration statement on Form S-3, which was declared effective on January 31, 2006, provides us with the ability to raise additional capital of up to $623 million through the issuance of securities pursuant to the terms and conditions of the shelf registration.

As described in ‘‘Recent Developments’’, on October 26, 2007, we completed a sale of 3,000,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $45.90 per share (net of underwriting fees and commissions), under a shelf registration statement filed in early 2006, and on the same date we completed an unregistered sale of 381,254 shares of common stock to our parent, Ormat Industries Ltd., at a price of $45.90 per share. Net proceeds from both sales to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $154.9 million. A portion of the proceeds from the block trade and the unregistered sale of shares will be used to repay a capital note owed to the parent in the amount of $50.7 million on December 3, 2007 (See ‘‘Loan Agreement with our Parent’’).

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with our parent company, Ormat Industries, which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to September 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% in dollars, which represented a rate of 7.5% for the advances made during 2003. Interest is calculated on the basis of a year consisting of 360 days. As of September 30, 2007, the outstanding balance of the loan was approximately $72.9 million compared to $89.5 million, as of December 31, 2006.

In addition to the above loan, pursuant to the terms of a capital note, as amended on September 20, 2004, Ormat Industries converted outstanding balances owed by us to Ormat Industries into a subordinated non-interest bearing loan in an amount equal to New Israeli Shekels (NIS) 240.0 million. At any time after November 30, 2007, upon demand by Ormat Industries, we will be required to repay the loan in full. The final maturity of the loan is December 30, 2009. In accordance with the terms of such note, we will not be required to repay any amount in excess of $50.7 million (which is the dollar equivalent based on the exchange rate existing on the date of such note). As of September 30, 2007 and December 31, 2006 the ceiling of $50.7 million is effective. Since the note was payable upon demand at any time after November 30, 2007 it was presented in current liabilities in our balance sheet as of December 31, 2006. On October 26, 2007, we received a demand from Ormat Industries to repay the loan on December 3, 2007. (See ‘‘Recent Developments’’). Because the demand note is being refinanced through the issuance of equity securities, it has been included in long-term liabilities in our balance sheet as of September 30, 2007.

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

OrCal Geothermal Senior Secured Notes – Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2007, we were in compliance with the covenants under the OrCal Senior Secured Notes. As of September 30, 2007, there were $145.9 million of OrCal Senior Secured Notes outstanding.

Ormat Funding Senior Secured Notes – Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on September 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. On December 31, 2006 and June 30, 2007, OFC did not meet the ‘‘debt service coverage ratio’’ and therefore it was restricted from payment of dividends until it meets such ratio. As of September 30, 2007, there were $169.4 million of OFC Senior Secured Notes outstanding.

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

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) – Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The first loan from IFC, of which $6.1 million was outstanding as of September 30, 2007, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, of which $2.0 million was outstanding as of September 30, 2007, has a fixed annual interest rate of 11.730%, and matures on May 15, 2008. The loan from CDC, of which $7.1 million was outstanding as of September 30, 2007, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders.

Due to hurricane activity, access roads and piping from the wells to the power plant in the Zunil Project were damaged and as a result, the Project was not in operation from October 14, 2005 to March 10, 2006. As a result, Orzunil did not meet the historical ‘‘debt service coverage ratio’’ required at December 31, 2006 and therefore, distributions from the Project were restricted. As of September 30, 2007, Orzunil is in compliance with the required ‘‘debt service coverage ratio’’ and with all other covenants.

Credit Facility Agreement (The Momotombo project) – Limited Recourse

Ormat Momotombo Power Company (Momotombo), a wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, of which $9 million was outstanding as of September 30, 2007, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders.

Due to a failure of a turbine that was not manufactured by Ormat, the Momotombo Project has not been in full operation from June 2007. As a result, Momotombo did not meet the ‘‘debt service coverage ratio’’ required at September 30, 2007, and therefore, distributions from the Project are restricted. The power plant recently returned to full operation.

In October 2007, Momotombo reached an agreement with Bank Hapoalim, pursuant to which Bank Hapoalim allowed Momotombo to use the funds in the ‘‘Debt Service Reserve Account’’ for the repair of the damaged turbine. As a result, Momotombo does not comply with the required ‘‘Debt Service Reserve Account’’. In accordance with the terms of the credit facility Momotombo has a 180-day period to replenish the ‘‘Debt Service Reserve Account’’. As the power plant recently returned to full operation, we believe that Momotombo will comply with the ‘‘Debt Service Reserve Account’’ covenant within the 180-day period.

New financing of our projects

Financing of the Amatitlan Project

We intend to refinance our equity investment in the construction of the Amatitlan project in Guatemala. We terminated the exclusivity of the mandate letter with the local bank in Guatemala and are currently in discussions with other financial institutions.

Financing of Phase II of Olkaria III Project

We have engaged a financial institution that is leading a syndicate for the purpose of arranging long term financing for the Olkaria III project in Kenya. The syndicate is in the process of conducting due diligence related to the potential financing. We expect negotiations and preparation of loan documentation to follow shortly.

Full-Recourse Debt

Our full-recourse third party debt includes an $8.0 million medium term loan from Bank Hapoalim, of which $1.0 million was outstanding as of September 30, 2007, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

In connection with our acquisition through Ormat Systems Ltd. (Ormat Systems) of the power generation business from our parent, we entered into certain agreements with various Israeli banks. Under these agreements, in exchange for such banks’ release of our parent’s guarantee and a release of their security interest over the assets of our Israeli subsidiary, Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of September 30, 2007, three letters of credit in the amount of $12.3 million remained issued and outstanding under this credit agreement with UBOC.

In September 2007, we entered into two separate credit agreements with two commercial banks, each for $30 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit.  Each of the credit agreements has a term of three years.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Our (or Ormat Systems’) obligations under the credit agreements are unsecured, but we are subject to a negative pledge in favor of the banks and certain other customary restrictive covenants.

As of September 30, 2007 and as of the date of this report, no loans or letters of credits were outstanding under such credit agreements.

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt, except as described above regarding the Bank Hapoalim loan.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. As of September 30, 2007, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $24.1 million and $21.8 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $20.2 million and $11.9 million, respectively.

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

Liquidity Impact of Uncertain Tax positions

As discussed in Note 11 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of $4.3 million as of September 30, 2007. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006
August 6, 2006	$0.04	August 23, 2006	August 30, 2006
November 7, 2006	$0.04	November 30, 2006	December 13, 2006
February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$43,468	$55,228
Net cash used in investing activities	(58,812)	(157,581)
Net cash provided by financing activities	15,421	95,233
Net increase (decrease) in cash and cash equivalents	77	(7,120)

For the nine months ended September 30, 2007

Net cash provided by operating activities for the nine months ended September 30, 2007 was $43.5 million, as compared with $55.2 million for the nine months ended September 30, 2006. Such net decrease of $11.8 million resulted primarily from the decrease in gross margin, as described above. This decrease resulted from a net income of $18.5 million in the nine months ended September 30, 2007, as compared with $30.2 million in the nine months ended September 30, 2006.

Net cash used in investing activities for the nine months ended September 30, 2007 was $58.8 million, as compared with $157.6 million for the nine months ended September 30, 2006. The principal factors that affected our cash flow used in investing activities during the nine months ended September 30, 2007 were capital expenditures of $145.0 million primarily for our facilities under construction, offset by an $87.6 million decrease in marketable securities. The principal factors that affected our cash flow used in investing activities during the nine months ended September 30, 2006 were capital expenditures of $114.9 million primarily for our power facilities under construction, $22.8 million used in the acquisition of additional 79% of the Zunil project in Guatemala and a net increase of $16.5 million in marketable securities derived from the follow-on offering proceeds.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $15.4 million, as compared with $95.2 million for the nine months ended September 30, 2006. The principal factors that affected the cash flow provided by financing activities during the nine months ended September 30, 2007 were $69.2 million in net proceeds from the sale of OPC interests, net of transaction costs, relating to the OPC tax monetization transaction, offset by the repayment of long-term debt in the amount of $31.4 million, the repayment of debt to our parent in the amount of $16.6 million and the payment of a dividend to our shareholders in the amount of $6.5 million. The principal factors that affected the cash flow provided by financing activities during the nine months ended September 30, 2006 were the proceeds from the follow-on offering of $135.1 million offset by the repayment of short-term and long-term debt in the amount of $18.7 million, the repayment of debt to our parent in the amount of $16.6 million and the payment of a dividend to our shareholders in the amount of $3.8 million.

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

Phase II of Olkaria III Project.    In connection with Phase II of the Olkaria III project, we have completed the drilling of the wells and are currently in the process of constructing the 35 MW power plant.

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

OREG 2 project.    In connection with the OREG 2 recovered energy project, we plan to construct four power plants along the Northern Border natural gas pipeline. Each of the four facilities will have a net capacity of 5.5 MW. These facilities are scheduled to be completed during 2009.

Peetz Project.    In connection with the Peetz recovered energy project, we plan to construct a 4 MW power plant along a natural gas pipeline near Denver, Colorado. The facility is scheduled to be completed during 2009.

We have budgeted approximately $470 million for the above-described projects (other than OrSumas) and have invested approximately $130 million of such budget as of September 30, 2007. The budgeted amount includes the GDL project in New Zealand which is described in ‘‘Recent Developments’’ above.

In addition to the above projects, our operating projects have capital expenditure requirements for the rest of 2007 and 2008 of approximately $32 million. We plan to start other construction and enhancement of additional projects, including exploration work, for a total investment amount of approximately $67 million for the rest of 2007, 2008 and 2009 and we also plan to invest approximately $27 million in machinery and equipment, including drilling equipment.

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

As of September 30, 2007, 97.8% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility. As of such date, $10.1 million, or 2.2%, of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

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

Southern California Edison accounted for 41.4% and 36.0% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and 32.3% and 31.8% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Sierra Pacific Power Company accounted for 7.0% and 9.2% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and 8.6% and 12.4% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

Hawaii Electric Light Company accounts for 15.1% and 13.1% of our total revenues for the three months ended September 30, 2007 and 2006, respectively, and 14.1% and 15.6% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

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

ITEM 4.    CONTROLS AND PROCEDURES

a.    Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.    Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the nine months period ended September 30, 2007 from those previously reported in Part I, Item 3 of our annual report on Form 10-K for the year ended December 31, 2006, other than as described below.

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

One of our U.S. Subsidiaries, Ormat Inc., had been a party to a third-party complaint originally filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the Henrys) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (MPSG). Our subsidiary entered into a supply contract with MPSG dated as of December 29, 2003, under which our subsidiary was retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (‘‘Basin’’). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy adversary proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On

November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against our subsidiary, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against our subsidiary for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, our subsidiary filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. Our subsidiary filed a motion to dismiss the Henrys’ claims on January 31, 2006. On March 21, 2006, Basin filed an Amended Complaint in the bankruptcy proceeding, consolidating the causes of action it brought in the North Dakota lawsuit. In their answer to Basin’s Amended Complaint, the Henrys raised the same third party claims against our subsidiary. On May 11, 2006, the Bankruptcy Court entered an order denying our subsidiary’s motion to dismiss the Henrys’ claims against it, but staying the Henrys’ litigation against our subsidiary pending the resolution of Basin’s alter ego claims against the Henrys. In its answer to Basin’s Amended Complaint, MPSG asserted third party claims against our subsidiary similar to those claims raised by the Henrys. On October 25, 2007, all of the parties entered into a settlement agreement, which provides for the release of any and all claims, demands, and causes of action by and among the parties, and stipulates that the settlement should not be construed as an admission of liability or wrongdoing by any party. The subsidiary was not required to make any payment to any of the parties as part of the settlement agreement.

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

ITEM 1A.    RISK FACTORS

A comprehensive discussion of our risk factors is included in the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 12, 2007 and the Prospectus Supplement filed with the SEC on October 23, 2007 with the exception of the following risk factor, which we have updated to reflect recent FERC activity:

If any of our domestic projects lose their current Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.

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

In addition, pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of public utilities in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are largely exempt from the FPA. If a domestic project were to lose its Qualifying Facility status, it would become a public utility under the FPA, and the rates charged by such project pursuant to its power purchase agreements would be subject to the review and approval of the FERC. The FERC, upon such review, may determine that the rates currently set forth in such power purchase agreements are not appropriate and may set rates that are lower than the rates currently charged. In addition, the FERC may require that some or all of our domestic projects refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from our domestic projects, either of which would have an adverse effect on our revenues. Even if a project does not lose its Qualifying Facility status, pursuant to a final rule issued by FERC for projects above 20 MW, if a project’s power purchase agreement is terminated or otherwise expires, and the subsequent sales are not made pursuant to a state’s implementation of PURPA, that project will become subject to FERC’s ratemaking jurisdiction under the FPA.

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

Pursuant to the Energy Policy Act of 2005, the FERC was also given authority to prospectively lift the mandatory obligation of a utility under PURPA to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Existing power purchase agreements between a Qualifying Facility and a utility are not affected. The FERC has issued regulations under which it would allow a utility to apply to eliminate its mandatory purchase obligation from Qualifying Facilities in certain regions of the country. The regions do not currently include areas in which our domestic projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In rulemaking leading to the issuance of the regulations, the FERC expressly noted that the California Independent System Operator (CAISO) has satisfied one but not all of the criteria for relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement or with respect to new projects, which could have an adverse effect on our revenues.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third fiscal quarter of 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt except as described above regarding the Bank Hapoalim credit facility.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ending on September 30, 2007.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.		Document
1.1		Amended and Restated Underwriting Agreement, dated as of October 23, 2007, between Lehman Brothers Inc. and the Company, incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
3.4		Subscription Agreement dated as of October 22, 2007, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.17	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007
10	.21.2	Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006 , incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: November 6, 2007	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Document
1.1		Amended and Restated Underwriting Agreement, dated as of October 23, 2007, between Lehman Brothers Inc. and the Company, incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
3.4		Subscription Agreement dated as of October 22, 2007, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (FileNo. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.17	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007
10	.21.2	Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.