Form 10-K
period 2007-12-31
ORMAT TECHNOLOGIES, INC.
filed 2008-03-05
CIK 1296445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32347

ORMAT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6225 Neil Road, Reno, Nevada 89511-1136
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes     No

As of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $518,105,087 based on the closing price as reported on the New York Stock Exchange.

The number of outstanding shares of common stock of the registrant, as of February 28, 2008, was 42,223,821.

Documents Incorporated by Reference: Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2007.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this annual report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate; and

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful.

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

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants, usually using equipment that we design and manufacture. Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. We currently own or control, as well as operate, geothermal projects in the United States, Guatemala, Kenya and Nicaragua, as well as recovered energy generation (REG) plants in the United States.

The charts below show the relative contributions of the Electricity Segment and the Products Segment to our consolidated revenues and the geographical breakdown of our segment revenues for our fiscal year ended December 31, 2007. Additional information concerning our segment operations, including year-to-year comparisons of revenues, the geographical breakdown of revenues, cost of revenues, results of operations, and trends and uncertainties is provided below in Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and Item 8 — ‘‘Financial Statements and Supplementary Data’’.

The following chart sets forth a breakdown of revenues for the year ended December 31, 2007:

The following chart sets forth the geographical breakdown of the revenues attributable to our Electricity Segment for the year ended December 31, 2007:

The following chart sets forth the geographical breakdown of the revenues attributable to our Products Segment for the year ended December 31, 2007:

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

Company Contact and Sources of Information

We file annual, quarterly and periodic reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the SEC. You may obtain and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and other information statements, and other information regarding issuers that file electronically with the SEC. Our SEC filings are accessible via the Internet at that website.

On May 17, 2007, we submitted to the New York Stock Exchange (NYSE) an Annual Written Affirmation, in the prescribed form and with no qualifications, regarding our compliance with the NYSE’s Corporate Governance listing standards. In addition, our reports on Form 10-K, 10-Q and 8-K, and amendments to those reports are available at our website www.ormat.com for downloading, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. Our Code of Business Conduct and Ethics, Code of Ethics Applicable to Senior Executives, Audit Committee Charter, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Insider Trading Policy, as amended, are also available at our website address mentioned above. The content of our website, however, is not part of this annual report.

You may request a copy of our SEC filings, as well as the foregoing corporate documents, at no cost to you, by writing to the Company address appearing in this annual report or by calling us at (775) 356-9029.

Our Power Generation Business

We own or control, and operate geothermal and recovered energy projects in the United States. We also own or control, and operate geothermal projects in Guatemala, Kenya and Nicaragua. We continue to pursue opportunities to acquire and develop similar projects throughout the world. Most of our projects are located in regions where there is, or is expected to be, demand for additional generating capacity. During 2007, we completed the construction of power plants that added an additional 61 megawatts (MW) to our owned generating capacity. Our ownership interest in generating capacity was increased by 14 MW between December 31, 2006 and December 31, 2007. This change is primarily attributable to the following:

•	A reduction of 39 MW in our owned generating capacity, attributable to our September 25, 2007 transfer of the Leyte power plant to PNOC Energy Development Corporation, upon termination of a Build, Operate, and Transfer agreement under which we previously owned and operated the power plant.

•	An increase of 17 MW, attributable to the Galena 3 project at the Steamboat complex, which commenced commercial operation on February 21, 2008

•	An increase of 10 MW, attributable to the Galena 2 project at the Steamboat complex, which commenced commercial operation in the second quarter of 2007;

•	An increase of 20 MW, attributable to the completion of Amatitlan geothermal power plant in Nicaragua;

•	An increase of 14 MW, attributable to increased generating capacity of our existing geothermal power plants, which was achieved during the second quarter of 2007; and

•	A reduction of 7 MW in the generating capacity at our Brady complex, attributable to the shutdown of the Desert Peak 1 project in the first quarter of 2007.

Projects in Operation

The table below summarizes certain key non-financial information relating to our projects that are in operation as of February 28, 2008:

Projects under Ownership(1)

Project	Location	Ownership(1)	Generating Capacity in MW(2)	Power Purchaser	Contracts Expiration
Domestic
Ormesa Complex	East Mesa, California	100%	57	Southern California Edison Company	2018
Heber Complex(3)	Heber, California	100%	82	Southern California Edison Company and Southern California Public Power Authority	2015/2023/2031
Steamboat Complex(4)	Steamboat, Nevada	100%	84	Sierra Pacific Power Company/Nevada Power Company	2007(5)/2018/ 2022/2026/2028
Mammoth Complex	Mammoth Lakes, California	50%	15	Southern California Edison Company	2014/2020
Puna	Puna, Hawaii	100%	30	Hawaii Electric Light Company	2027
Brady	Churchill County, Nevada	100%	12	Sierra Pacific Power Company	2022
Desert Peak 2	Churchill County, Nevada	100%	11	Nevada Power Company	2027
OREG 1	North and South Dakota	100%	22	Basin Electric Power Cooperative	2031
Total For Domestic Projects under Ownership			313
Foreign
Momotombo	Nicaragua	100%	30	DISNORTE/DISSUR	2014
Zunil	Guatemala	100%	24	Instituto Nacional de Electricidad	2019
Olkaria III (Phase I)	Kenya	100%	13	Kenya Power and Lighting Co. Ltd.	2020(6)
Amatitlan	Guatemala	100%	20	Instituto Nacional de Electricidad	2026
Total for foreign projects under ownership			87
Total for projects under ownership			400

(1)	We own and operate all of our projects, except the Momotombo project in Nicaragua, which we do not own but which we control and operate through a concession arrangement with the Nicaraguan government, and the Mammoth project, in which we have a 50% ownership interest.
(2)	References to generating capacity refers to the gross capacity less auxiliary power, in the case of all of our existing domestic projects and the Momotombo, Amatitlan and Olkaria III projects (three of our foreign projects), and to the generating capacity that is subject to the ‘‘take or pay’’ power purchase agreements in the case of the Zunil project (one of our foreign projects). We determine the generating capacity figures in any given year from available historical operational data of our operating projects taking into account resource capabilities. This column represents the generating capacity of the project, not our net ownership in such generating capacity.
In any given year, the actual power generation of a particular project may differ from that project’s generating capacity due to operational issues affecting performance during that year. In 2007, the total actual power generation of the projects we operate in the U.S. was 282,618 MWh lower than the energy potential commensurate with our generating capacity due to operational factors discussed elsewhere in this annual report.
(3)	The Heber complex includes the Heber 1 and 2 projects and the Gould project.

(4)	The Steamboat complex includes the Steamboat 1 and 1A projects, the Steamboat 2 and 3 projects, the Burdette project, the Steamboat Hills project, the Galena 2 project, and the Galena 3 project which reached commercial operation on February 21, 2008.
(5)	The initial term of the power purchase agreement expired on December 31, 2006, but it continues to be in effect until either party terminates it on a one month notice.
(6)	The power purchase agreement for the Olkaria III project will expire 20 years from the completion of Phase II of this project. Phase II of this project involves the construction of additional facilities that we expect would add approximately 35 MW of generating capacity to this project. See ‘‘Description of our Projects’’ below.

Projects under Construction

The table below summarizes certain key non-financial information relating to projects that were under construction as of December 31, 2007:

Project	Location	Ownership	Projected Commercial Operation Date	Projected Generating Capacity in (MW)	Power Purchaser	Contract Expiration
Heber South	East Mesa, California	100%	Q1/2008	10	N/A(1)	N/A(1)
North Brawley	Imperial County, California	100%	End 2008	50	Southern California Edison Company	20 years following commercial operation date
Olkaria III (Phase II)	Kenya	100%	End 2008	35	Kenya Power and Lighting Co.	N/A(2)
GDL	Kawerau, New Zealand	49%	2008/2009	5	Bay of Plenty Electricity of New Zealand	7 years following commercial operation date with an option for additional 5 years
OREG II	North Dakota, Montana	100%	2008/2009(3)	22	Basin Electric Power Cooperative	25 years from Jan. 1st following commissioning of the project
Puna	Puna, Hawaii	100%	2009	8	Hawaii Electric Light Company	N/A(4)
Peetz	Denver, Colorado	100%	2009	4	Highline Electric Association	20 years following commercial operation date(5)
East Brawley	Imperial County, California	100%	End of 2009	50	N/A	N/A
Total				184

(1)	We are currently negotiating a power purchase agreement with Southern California Public Power Authority and Southern California Edison for this project.
(2)	The power purchase agreement for the Olkaria III Phase II project will expire 20 years from the completion of Phase II.
(3)	Two units of the OREG II projects are expected to come on line by the end of 2008 or early 2009 and the other two units are expected to come on line by the end of 2009.
(4)	The power purchase agreement is currently under negotiation with Hawaii Electric Light Company.
(5)	The power purchase agreement for the Peetz project will expire the earlier of 20 years from the commercial operation date or the end of 2029.

Projects under Development

The table below summarizes certain key non-financial information relating to projects under development, which, if implemented, will come on-line after 2009:

Project	Location	Ownership	Projected Generating Capacity in (MW)	Power Purchaser	Contract Expiration
Carson Lake	Nevada	100%	18-30	Nevada Power Company	20 years following commercial operation date
Buffalo Valley	Nevada	100%	18-30	Nevada Power Company	20 years following commercial operation date
Grass Valley	Nevada	100%	18-30	Nevada Power Company	20 years following commercial operation date
GRE(1)	Minnesota	100%	5	Great River Energy	NA(2)
Sarulla	Indonesia	12.75%(3)	43	PT Perusahaan Listrik Negara	NA(4)
Total			102-138

(1)	The GRE project is a recovered energy generation power plant.
(2)	We are currently negotiating a power purchase agreement with Great River Energy
(3)	Currently our ownership interest in the project is 25%, but we expect to reduce it to 12.75%.
(4)	The contract will expire 360 months after completion of the last stage of the project, and in all cases 504 months after the effective date of the contract, which is subject to financing closing.

Almost all of the revenues that we currently derive from the sale of electricity are pursuant to long-term power purchase agreements. Approximately 76.4% of our total revenues in the year ended December 31, 2007 from the sale of electricity by our domestic projects were derived from power purchasers that currently have investment grade credit rating. The purchasers of electricity from our foreign projects are either state-owned entities or private entities. We have obtained political risk insurance from the Multilateral Investment Guarantee Agency of the World Bank Group (MIGA) or from Zurich Re, a private sector political risk insurer, for all of our foreign projects (with the exception of the Zunil project for which we are currently negotiating insurance coverage) in order to cover a portion of any loss that we may suffer upon the occurrence of certain political events covered by such insurance.

Development, Construction and Acquisition.    We have experienced significant growth in recent years, principally through the acquisition of geothermal power plants from third parties, development of new power plants and the expansion and enhancement of our existing projects, including the following: (i) We completed the construction of the 10 MW Galena 2 and 17 MW Galena 3 power plants, which were added to the Steamboat complex, (ii) we increased the generating capacity of the Ormesa complex by an additional 10 MW; and (iii) we completed the construction of the 20 MW Amatitlan project in Guatemala. We currently expect to continue growing our power generation business through:

•	the development and construction of new geothermal and recovered energy-based power plants;

•	the expansion and enhancement of our existing projects;

•	the acquisition of additional geothermal and other renewable assets from third parties; and

•	the entry into geothermal leases for future development.

As part of these efforts, we regularly monitor requests for proposals from, and submit bids to, investor-owned and other electric utilities in the United States to provide additional generating capacity, primarily in the western United States where geothermal resources are generally concentrated. During 2007, we responded to several requests for proposals issued by different utilities interested in purchasing renewable energy. Our proposals covered approximately 120 MW of capacity in Nevada and California. There can be no assurance, however, that we will succeed in negotiating power purchase agreements with the various utilities. We also respond to international tenders issued by foreign state-owned electric utilities for the development, construction and operation of new geothermal power plants. In addition, we apply our technological expertise to upgrade the facilities of our existing geothermal power plants and to continuously monitor and manage our existing geothermal resources in order to increase the efficiency and generating capacity of such facilities.

We are currently in varying stages of development of new projects and construction of new and existing projects. Based on our current development and construction schedule, which is subject to change at any time and which may not be met in its entirety, we expect to declare commercial operation of the 10 MW Heber South project during the first half of 2008, and of the 50 MW North Brawley project by the end of 2008. In addition, we expect to add approximately 84 MW in generating capacity from geothermal and recovered energy power plants in the United States by the end of 2009 or early 2010. Outside of the U.S., we expect to complete the construction of the 35 MW Olkaria III Phase II project in Kenya by the end of 2008. In addition, we expect to add approximately 10 MW from the GDL project in New Zealand, in which we have a 49% ownership interest.

The total of owned generating capacity that we have under construction and under development is between 286 and 322 MW.

We are a member in a consortium, which is in the process of developing a geothermal power project in Indonesia of approximately 340 MW that is expected to come on line in phases between 2010 and 2012. The consortium is currently negotiating a power purchase agreement with a local utility. We estimate that our minority interest will be equivalent to 43 MW, taking into account the reduction in our ownership in the consortium from 25% to 12.75%.

Our Products Business

We design, manufacture and sell products for electricity generation and provide the related services described below. Generally, we manufacture products only against customer orders and do not manufacture products for our own inventory.

Power Units for Geothermal Power Plants.    We design, manufacture and sell power units for geothermal electricity generation, which we refer to as Ormat Energy Converters or ‘‘OECs’’. Our customers include contractors and geothermal plant owners and operators.

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

History

We were formed by Ormat Industries Ltd. (also referred to in this annual report as the ‘‘Parent’’, ‘‘Ormat Industries’’, ‘‘the parent company’’ or ‘‘our parent’’) in 1994 in the State of Delaware for the purpose of investing and holding ownership interests in power projects, as well as constructing and operating power plants owned by us and by third parties. Ormat Industries, which is based in Israel, is an international power systems company whose predecessor, Ormat Turbines Ltd., was founded in 1965 by Lucien and Dita Bronicki for the principal purpose of developing equipment for the production of a clean, renewable and generally sustainable form of energy. Ormat Industries sold to us its business relating to the manufacturing and sale of energy-related equipment and services. Following this sale, we now hold all of Ormat Industries’ power generation products business. Ormat Industries owns approximately 60.3% of our outstanding common stock.

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

Geothermal Power Plant Technologies

Geothermal power plants generally employ either binary systems or conventional flash systems, as described below. In our projects, we also employ our proprietary technology of combined geothermal cycle systems. See ‘‘Our Technology’’.

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

Although electricity generation from geothermal resources is currently concentrated in California, Nevada, Hawaii, Idaho and Utah, there are opportunities for development in other states such as Alaska, Arizona, New Mexico and Oregon due to the availability of geothermal resources and, in some cases, a favorable regulatory environment in such states.

The Western Governors Association (WGA) estimates that 13,000 MW of identified resources will be developed by 2025. Of that amount, 5,600 MW is expected to be added by 2015, assuming geothermal generated electricity remains at competitive prices (taking into account production tax credits).

In January 2007, the Massachusetts Institute of Technology published a study that projects a potential of 100,000 MW of generating capacity from geothermal power plants if the development of enhanced geothermal systems is successful.

An additional factor fueling recent growth in the renewable energy industry is global concern about the environment. Power plants that use fossil fuels generate higher levels of air pollution and their emissions have been linked to acid rain and global warming. In response to an increasing demand for ‘‘green’’ energy, many countries have adopted legislation requiring, and providing incentives for, electric utilities to sell electricity generated from renewable energy sources. In the United States, Arizona, California, Colorado, Connecticut, Delaware, Hawaii, Illinois, Iowa, Maine, Maryland, Massachusetts, Minnesota, Missouri, Montana, New Hampshire, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oregon, Pennsylvania, Rhode Island, Texas, Virginia, Vermont, Washington, Wisconsin and the District of Colombia have all adopted renewable portfolio standards, renewable portfolio goals, or other similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. Twenty states (including California, Nevada and Hawaii, where we have been the most active in our geothermal energy development and in which all of our U.S. geothermal projects are located) and the District of Columbia define geothermal resources as ‘‘renewables’’ and seven states recognize recovered heat sources as eligible for renewable portfolio standards. A bill establishing renewable portfolio standards is currently before the Kansas legislature.

We believe that these legislative measures and initiatives present a significant market opportunity for us. For example, California generally requires that each investor-owned electric utility company operating within the state increase the amount of renewable generation in its resource mix by 2% per year so that 20% of its retail sales are procured from eligible renewable energy sources by 2010, ahead of the previous statutory mandated target of December 2017. California’s three large electric utilities collectively served 13.2% of their 2006 electricity retail sales with renewable power. Nevada’s renewable portfolio standard requires each Nevada electric utility to obtain 9% of its annual energy requirements from renewable energy sources in 2007-2008, which requirement thereafter increases by 3% every two years until 2015, when 20% of such annual energy requirements must be provided from renewable energy sources or energy efficiency projects. As of December 2006, 6% of the electricity retail sales in Nevada were from renewable energy sources Hawaii’s renewable portfolio standard requires each Hawaiian electric utility to obtain 10% of its net electricity sales from renewable energy sources by December 31, 2010 and 20% by December 31, 2020. In 2006, Hawaiian Electric Company and its subsidiaries achieved a consolidated renewable portfolio standard of 13.8%.

In addition to renewable portfolio standards, several federal climate change proposals are being considered. For example, the Lieberman-Warner Climate Security Act (S. 2191) was approved by the United States Senate Environment and Public Works Committee on December 5, 2007. This bill would place a cap on greenhouse gas emissions and require increasing reductions in greenhouse gas emissions. In the absence of federal legislation, states are passing greenhouse gas legislation. For example, on September 27, 2006, the California Global Warming Solutions Act of 2006 (the Act) was signed into law. The Act regulates most sources of greenhouse gas emissions and is expected to result in a reduction of carbon emissions to 1990 levels by 2020, representing a twenty-five percent reduction in greenhouse gas emissions. To accomplish this, the Act provides a framework for greenhouse gas emissions reductions through the use of emissions control technologies and other cost-effective reduction strategies, one of which may involve the use of market-based trading of emissions rights. In addition to California, sixteen other states have set greenhouse gas emissions targets (Arizona, Connecticut, Florida, Hawaii, Illinois, Massachusetts, Maine, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont and Washington). Regional Initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. For example, many northeastern states are part of the Regional Greenhouse Gas Initiative (‘‘RGGI’’), a regional cap-and trade system to limit carbon dioxide. In addition to RGGI, other states have also established the Midwestern Regional Greenhouse Gas Reduction Accord and the Western Climate Initiative. Although individual and regional programs will take some time to develop, their requirements, particularly the creation of any market-based trading mechanism to achieve compliance with emissions caps, should be advantageous to in-state and in-region (and, in some cases, such as RGGI and the state of California, inter-regional) energy generating sources that have low carbon emissions such as geothermal energy. Although it is currently hard to quantify the direct economic benefit of these efforts to reduce greenhouse gas emissions, we believe they will prove advantageous to us.

The federal government also encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim approximately 10% of the cost of each new geothermal power plant in the United States as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a ‘‘production tax credit’’, which in 2007 was 2.0 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed on the electricity output of new geothermal power plants put into service by December 31, 2008. Credit may be claimed for ten years on the output from any new geothermal power plants put into service prior to December 31, 2008. The owner of the project must choose between the production tax credit and the 10% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward. Whether we claim the production tax credit or the investment credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If we claim the investment credit, our ‘‘tax base’’ in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim a production tax credit; there is no reduction in the tax basis for depreciation.

Collectively, these tax benefits (to the extent fully utilized) have a present value equivalent to approximately 30% to 40% of the capital cost of a new project.

On December 15, 2007, delegates from nearly 190 nations, including the U.S., announced in Bali the adoption of a plan that will be negotiated through 2009 and ultimately would succeed the Kyoto Protocol following 2012.

Outside of the United States, the majority of power generating capacity has historically been owned and controlled by governments. Since the early 1990s, however, many foreign governments have privatized their power generation industries through sales to third parties and have encouraged new capacity development and/or refurbishment of existing assets by independent power developers. These foreign governments have taken a variety of approaches to encourage the development of competitive power markets, including awarding long-term contracts for energy and capacity to independent power generators and creating competitive wholesale markets for selling and trading energy, capacity and related products. Some countries have also adopted active governmental programs designed to encourage clean renewable energy power generation. Several Latin American countries have rural electrification programs and renewable energy programs. For example, Guatemala, where our Zunil and Amatitlan projects are located, approved in November 2003 a law which creates incentives for power generation from renewable energy sources by, among other things, providing economic and fiscal incentives such as exemptions from taxes on the importation of relevant equipment and various tax exemptions for companies implementing renewable energy projects. We believe that these developments and governmental plans will create opportunities for us to acquire and develop geothermal power generation facilities internationally as well as create additional opportunities for us to sell our remote power units and other products.

In addition to our geothermal power generation activities, we are pursuing recovered energy-based power generation opportunities in North America and the rest of the world. We believe recovered energy-based power generation will benefit from the increased attention to energy efficiency. For example, in the United States, FERC has indicated its position that the primary goal of natural gas pipeline design should be the efficient, least cost transportation of fuel, including using waste heat (recovered energy) from combustion turbines or reciprocating engines that drive station compressors to generate electricity for use at compressor stations or to generate electricity for sale. Recently, FERC has requested natural gas pipeline operators filing for a certificate of approval for new pipeline construction or expansion projects to discuss ‘‘opportunities to enhance efficiencies for any energy consumption processes in the development and operation’’ of the new pipeline. We have initially targeted the North American market, where we have begun to build power plants, which generate electricity from ‘‘waste heat’’ from gas turbine-driven compressor stations along interstate natural gas pipelines, from midstream gas processing facilities, and from processing industries in general.

Further supporting recovered energy-based power generation, several states, as well as the federal government, have recognized the environmental benefits of recovered energy-based power generation. For example, Nevada, Connecticut, New Mexico and Hawaii allow electric utilities to include recovered energy-based power generation in calculating their compliance with renewable portfolio standards. In addition, North Dakota, South Dakota and the U.S. Department of Agriculture (through the Rural Utilities Service) have approved recovered energy-based power generation units as renewable energy resources, which qualifies recovered energy-based power generators (whether in those two states or elsewhere in the United States) for federally funded, low interest loans. We believe that the European market has similar potential and we expect to leverage our early success in North America in order to expand into Europe and other markets worldwide. In North America alone, we estimate the potential total market for recovered energy-based power generation to be approximately 1,000 MW.

Competitive Strengths

Competitive Assets.    Our assets are competitive for the following reasons:

•	Contracted Generation. Virtually all of the electricity generated by our geothermal power plants is currently sold pursuant to long-term power purchase agreements, providing generally predictable cash flows.

•	Baseload Generation. All of our geothermal power plants supply a part of the baseload capacity of the electric system in their respective markets, meaning that they operate to serve all or a part of the minimum power requirements of the electric system in such market on an around-the-clock basis. Because our projects supply a part of the baseload needs of the respective electric system and are only marginally weather dependent, we have a competitive

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

Technological Innovation.    We own or have rights to use over 75 patents relating to various processes and renewable resource technologies. All of our patents are internally developed and therefore costs related thereto are expensed as incurred. Our ability to draw upon internal resources from various disciplines related to the geothermal power sector, such as geological expertise relating to reservoir management, and equipment engineering relating to power units, allows us to be innovative in creating new technologies and technological solutions.

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

How We Obtain Development Sites and Geothermal Resources.    For domestic projects, we either lease or own the sites on which our power plants are located. In our foreign projects, our lease rights for the plant site are generally contained in the terms of a concession agreement or other contract with the host government or an agency thereof. In certain cases, we also enter into one or more geothermal resource leases (or subleases) or a concession or other agreement granting us the exclusive right to extract geothermal resources from specified areas of land, with the owners (or sublessors) of such land. A geothermal resource lease (or sublease) or a concession or other agreement will usually give us the right to explore, develop, operate and maintain the geothermal field including, among other things, the right to drill wells (and if there are existing wells in the area, to alter them) and build pipelines for transmitting geothermal fluid. In certain cases, the holder of rights in the geothermal resource is a governmental entity and in other cases a private entity. Usually, the terms of the lease (or sublease) and concession agreement correspond to the terms of the relevant power purchase agreement. In certain other cases, we own the land where the geothermal resource is located, in which case there are few restrictions on its utilization. Leasehold interests in federal land in the United States are regulated by the Bureau of Land Management and the Minerals Management Service. These agencies recently issued separate final rules revising the geothermal leasing process. The new rules include, among other things, a requirement that geothermal resources be offered through a competitive lease process; the introduction of a new royalty methodology; the introduction of increased rental payments; a new scheme of lease terms and extensions; and new ‘‘production incentives’’ for new facilities and qualified expansion facilities that are put into commercial operation by August 8, 2011, in the form of a four-year 50% reduction in royalties from what would otherwise be due.

How We Explore and Evaluate Geothermal Resources.    Historically we have located and developed proven geothermal resources. In 2006, we expanded our activities to include the exploration and identification of geothermal resources. After entering into an appropriate lease we carry out several tests followed by exploratory drilling first to validate and then to quantify the size of the potential geothermal resource. Resource validation and exploratory drilling is a long process that requires substantial capital investment, as it may necessitate the drilling of shallow temperature-gradient wells, ‘‘slim holes’’, exploration wells, and production-sized exploration wells. We do not expect to succeed in developing every resource that undergoes exploration activity.

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

We currently own 400 MW of generating capacity (See Note (2) page 9 for an explanation of how we determine the generating capacity of our projects). As a result of our vertical integration, our proprietary technology and our operational and maintenance expertise, we have been successful in increasing the capacity, efficiency and performance of most of our acquired facilities in California, Hawaii and Nevada, and were able to use the staff required to operate these facilities more efficiently. For example, we have been able to increase the output of the Ormesa project by approximately 10 MW following its acquisition in 2002. We have also increased the capacity of the Heber complex by 10 MW.

Safety is a key area of concern to us. We believe that the most efficient and profitable performance of our projects can only be accomplished within a safe working environment for our employees. Our compensation and incentive program includes safety as a factor in evaluating our employees, and we have a well-developed reporting system to track safety and environmental incidents at our projects.

How We Finance Our Power Plants.    Historically we have funded our projects with a combination of non-recourse or limited recourse debt, lease financing, parent company loans, funds for which are derived from various liquidity sources available to us, as discussed in Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ under the heading ‘‘Liquidity and Capital Resources’’ and internally generated cash. Such leveraged financing permits the development of projects with a limited amount of equity contributions, but also increases the risk that a reduction in revenues could adversely affect a particular project’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by plant subsidiaries to us are contingent on compliance with financial and other covenants contained in the financing documents.

Non-recourse debt or lease financing refers to debt or lease arrangements involving debt repayments or lease payments that are made solely from the project’s revenues (rather than our revenues or revenues of any other project) and generally are secured by the project’s physical assets, major contracts and agreements, cash accounts and, in many cases, our ownership interest in that project affiliate. These forms of financing are referred to as ‘‘project financing’’. Project financing transactions generally are structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds then are payable in a specified order of priority set forth in the financing documents to ensure that, to the extent available, they are used first to pay operating expenses, senior debt service (including lease payments) and taxes and to fund reserve accounts. Thereafter, subject to satisfying debt service coverage ratios and certain other conditions, available funds may be disbursed for management fees or dividends or, where there are subordinated lenders, to the payment of subordinated debt service.

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

Recently, we have also used a financing structure to monetize production tax credits and other favorable tax benefits derived from the financed projects (as fully described under Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, under the heading ‘‘OPC Tax Monetization Transactions’’).

How We Mitigate International Political Risk.    We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries, as described below under the heading ‘‘Insurance’’. The policies are issued by entities which specialize in such policies, such as MIGA, and from private sector providers, such as Zurich Re, AIG and other such companies. To date, our political risk insurance contracts are with MIGA and Zurich Re. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, 80% to 90% of our revenue loss derived from a specified governmental act such as confiscation, expropriation, riots, the inability to convert local currency into hard currency and, in certain cases, the breach of agreements. We have obtained such insurance for all of our foreign projects in operation with the exception of the Zunil project for which we are currently negotiating insurance coverage.

Recent Developments

•	In February 2008, we received a $20 million limited notice to proceed under a fixed-price, date-certain EPC contract to be signed with Nevada Geothermal Power (NGP) to supply and construct the Phase1 power plant of NGP’s planned geothermal power project at Blue Mountain, Nevada. We will commence detailed engineering design, manufacturing and purchasing of certain long-lead items for the project in order to meet the guaranteed substantial completion date of December 31, 2009. Full release of the EPC contract is subject to finalizing of the financing for the project and is expected to occur before June 30, 2008. The EPC contract to be entered with NGP will add approximately $55 million to the $20 million of the limited notice to proceed, bringing the total EPC contract to $75 million.

•	During the year ended December 31, 2007, we achieved several milestones related to our projects and operations:

•	We acquired two drilling rigs, one of which is used for the drilling of production wells and the second of which is used for exploratory drilling.

•	In December 2007, the Sarulla consortium (consisting of our wholly owned subsidiary, a subsidiary of Medco Energi Internasional Tbk, and Itochu Corporation of Japan) developing the 340 MW Sarula project in Indonesia completed the execution of the project documents. The consortium signed an Amendment to the Joint Operating Contract (JOC) with PT Pertamina Geothermal Energy (PGE), a wholly owned subsidiary of the Indonesian state-owned oil and gas company, PT Pertamina (Persero), and, together with PGE, signed an Amendment to the Energy Sale Contract (ESC) with the state-owned Indonesian power company, PT Perusahaan Listrik Negara (PLN).

•	We commenced commercial operation of the Desert Peak 2, Galena 2, and Amatitlan projects.

•	We completed the construction of additional Ormat Energy Converter (OEC) units in the Ormesa and Steamboat complexes.

•	During the last month of 2007 and the first two months of 2008, we have entered into several supply agreements for delivery of our equipment to various customers, thus increasing our product backlog by approximately $16 million. The projected delivery dates under these agreements are during the fourth quarter of 2008 and the first quarter of 2009.

•	In December 2007, we signed a 20-year power purchase agreement with Southern California Edison Company (Southern California Edison) for the sale of 30 MW of energy to be produced from a new power plant that will be built in Imperial Valley, California. The power purchase agreement includes an option to increase the capacity of the plant and the amount of energy to be sold up to 100 MW at our discretion, and is subject to the approval of the California Public Utilities Commission. We estimate that the new Imperial Valley power plant will come on line by mid 2012.

•	In November 2007, the Nevada Public Utilities Commission approved a new 20-year power purchase agreements that we entered into in May 2007 with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the sale of 18-30 MW of energy to be produced from the Grass Valley geothermal power plant that we plan to build in Lander County in northern Nevada. We estimate that the Grass Valley project will come on line in late 2010.

•	On October 26, 2007, we completed a sale of 3,000,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $45.90 per share (net of underwriting fees and commissions), under a shelf registration statement filed in early 2006. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $137.2 million. On the same date, we completed an unregistered sale of 381,254 shares of common stock to our parent, Ormat Industries Ltd., at a price of $45.90 per share, or approximately $17.5 million in the aggregate. A portion of the proceeds from the block trade and the unregistered sale of shares was used to repay a capital note owed to our parent in the amount of $50.7 million. On January 8, 2008, we completed another unregistered sale of 693,750 shares of common stock to our parent at a price of $48.02 per share, or approximately $33.3 million. The proceeds of that sale will be used for general corporate purposes, which may include construction of geothermal and recovered energy generation power plants and other investments, and the financing of possible acquisitions.

•	In August 2007, we secured lease agreements for seven new sites covering approximately 68,900 acres of federal land in Nevada through a competitive auction conducted by the Bureau of Land Management. Our winning bid was for a total amount of approximately $8.2 million. We expect that this additional acreage will support our growth plans in the years to come; however, there is no assurance that all of the leases will yield sufficient (if any) geothermal resources suitable for commercial projects. This is in addition to other lease agreements in Nevada and California that we have signed since the beginning of the year.

•	In August 2007, we entered into a $5.7 million agreement with Italcementi Group of Bergamo, Italy, for the supply of one OEC for a new REG power plant. The OEC is to be installed in the Martinsburg, West Virginia cement plant, belonging to Essroc, an Italcementi subsidiary in the US. The equipment is to be supplied within 14 months from the contract date. The Italcementi Group will construct the REG power plant. When completed, the REG power plant will convert unused exhaust air from the cement plant’s clinker cooler into electric power.

•	In July 2007, we signed a 20-year power purchase agreement with Highline Electric Association, a consumer-owned cooperative serving load in Colorado and Nebraska, for the sale of electricity generated from a 4 MW Ormat REG facility to be constructed along a natural gas compression station near Denver, Colorado. The facility will convert the recovered waste heat from the exhaust of existing gas turbines into clean energy, and is expected to be commissioned in mid-2009. We will own and operate this facility through the term of the power purchase agreement.

•	In June 2007, we signed a 20-year power purchase agreement with Southern California Edison for the sale of 50 MW of energy to be produced from the North Brawley project, which we are currently constructing in Imperial County, California. The power purchase agreement includes an option to increase the capacity of the plant and the amount of energy to be sold up to 100 MW at our discretion and is subject to the approval of the California Public Utilities Commission. We estimate that the North Brawley project will come on line by the end of 2008.

•	In May 2007, we reached agreement with Sierra Pacific Power Company and Nevada Power Company, the purchasers of electricity generated by our existing and planned geothermal power projects in Nevada, regarding certain amendments to the power purchase agreements for a number of our existing geothermal projects in operation and some of our geothermal projects under development and construction. These amendments (i) provide for a mechanism to share production tax credits with the relevant purchaser pursuant to a reduction in the price for electricity paid by the power purchaser under the relevant power purchase agreement, bringing additional power purchase agreements in line with the production tax credit sharing arrangements included in other power purchase agreements with these purchasers in Nevada, (ii) revise certain generation thresholds based on a more definitive understanding of the geothermal resource at the respective projects, and (iii) address certain delays in meeting contract milestones as a result of ordinary course project construction delays. The amendments are subject to the approval of the Public Utilities Commission of Nevada. If the amendments are not approved, we may face claims from the power purchasers under the power purchase agreements stemming from the project delays and reduced power generation.

•	In May 2007, pursuant to an existing Power Purchase Option Agreement with Basin Electric Power Cooperative (Basin Electric) that we signed in January 2007, we entered into four out of the five definitive 25-year power purchase agreements. Under these agreements we will sell electricity that will be produced by four new Ormat REG facilities that will have a net capacity of 5.5 MW each. These facilities will convert the recovered waste heat from the exhaust of existing gas turbines at compressor sites located on the Northern Border natural gas pipeline into clean energy. Two plants are expected to be commissioned at the end of 2008 or early 2009, and the other two, in late 2009. We have secured the rights to the waste heat for all five facilities.

•	In April 2007, we received a 21 million New Zealand dollars order (approximately $15.4 million at the date of the order) from Geothermal Development Ltd (GDL), a company in which we own 49%, to supply and construct a geothermal power plant in Kawerau, New Zealand. Ormat will also provide the required construction loan. GDL expects to sell electricity produced by the project to Bay of Plenty Electricity of New Zealand under an existing 7-year power purchase agreement extendable an additional 5 years by mutual agreement. We have an option to acquire the remaining 51% of GDL before the completion of construction. Construction is expected to be completed by late 2008 or early 2009.

•	In March 2007, we entered into an $11.5 million contract with ENAGAS, S.A. of Madrid, Spain for the supply of one OEC unit for a REG plant. The REG plant is being specially designed to use the residual energy from the vaporization process of a Liquefied Natural Gas regasification terminal located in Huelva, Spain. The equipment is scheduled to be supplied and installed within 26 months from the receipt of a notice to proceed, which has not yet been received.

Description of Our Projects

In the year ended December 31, 2007, revenues from the sale of electricity by our domestic geothermal and recovered energy projects were $180.0 million, constituting 83.3% of our total revenues from the sale of electricity, and revenues from the sale of electricity by our foreign geothermal projects were $36.0 million, constituting 16.7% of our total revenues from the sale of electricity.

Domestic Projects

Our projects in operation in the United States have a generating capacity of approximately 310MW. Our current domestic projects are located in California, Nevada, Hawaii, North Dakota, and South Dakota. We also have geothermal projects under construction or enhancement in California, Nevada and Hawaii and recovered energy projects in Montana, Minnesota, North Dakota and Colorado.

The Ormesa Complex

The Ormesa complex is located in East Mesa, Imperial County, California. The Ormesa complex consists of six plants. The various plants commenced commercial operations between 1987 and 1989. The plants utilize binary and flash systems. The Ormesa complex had a generating capacity of 47 MW, which we successfully increased to 57 MW in the first quarter of 2007. The Ormesa complex sells its electrical output to Southern California Edison Company (Southern California Edison) under an amended power purchase agreement, which consolidated the previous power purchase agreements dated June 13, 1984 and July 18, 1984, respectively. The amended power purchase agreement, which will expire in 2018, preserved the material terms of the previous agreements; however, the amended agreement provides for the supply of an additional 10MW of electrical output. The Ormesa complex was acquired by us in April 2002, was initially refinanced with project finance debt from United Capital, and was refinanced again with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by all of the assets of the Ormesa complex (and any and all proceeds arising therefrom). Our project subsidiary, Ormesa LLC, the direct owner of the Ormesa complex, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for a further description of the collateralization of the OFC Senior Secured Notes.

The Heber Complex

The Heber complex consists of the Heber 1 project, the Heber 2 project and the Gould project.

The Heber 1 Project.    The Heber 1 project is located in Heber, Imperial County, California. The Heber 1 project includes one power plant, which commenced commercial operations in 1985, and a geothermal resource field. The plant utilizes a dual flash system and has a generating capacity of approximately 38 MW. The Heber 1 project sells its electrical output to Southern California Edison under a long-term power purchase agreement, which will expire in 2015. In certain circumstances, Southern California Edison and its affiliated entities have a right of first refusal to acquire the power plant. Upon satisfaction of certain conditions specified in the power purchase agreement and subject to receipt of requisite approvals and negotiations between the parties, our project subsidiary will have the right to demand that Southern California Edison purchase the power plant. The acquisition of the Heber 1 project in December 2003 was financed with equity and non-recourse debt from Beal Bank, and was refinanced with the proceeds from the issuance by OrCal Geothermal Inc. (OrCal) of its Senior Secured Notes on December 8, 2005. The OrCal Senior Secured Notes are collateralized by all of the assets of the Heber complex (and any and all proceeds arising therefrom). Our project subsidiary, Heber Geothermal Company, the direct owner of the Heber 1 project, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed OrCal’s obligations under the OrCal Senior Secured Notes. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for a further description of the collateralization of the OrCal Senior Secured Notes.

The Heber 2 Project.    The Heber 2 project is also located in Heber, Imperial County, California. The Heber 2 project includes one power plant which commenced commercial operations in 1993. The plant utilizes a binary system and has a generating capacity of approximately 34 MW. The Heber 2 project sells its electrical output to Southern California Edison under a long-term power purchase agreement, which will expire in 2023. The acquisition of the Heber 2 project in December 2003 was financed with equity and non-recourse debt from Beal Bank, and was refinanced with the proceeds from the issuance by OrCal of its Senior Secured Notes on December 8, 2005. The OrCal Senior Secured Notes are collateralized by all of the assets of the Heber Complex (and any and all proceeds arising therefrom) and our project subsidiary, Second Imperial Geothermal Company, the direct owner of the Heber 2 project, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed OrCal’s obligations under the OrCal Senior Secured Notes. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for a further description of the collateralization of the OrCal Senior Secured Notes.

The Gould Project.    The Gould project is also located in Heber, Imperial County, California. The Gould project consists of a bottoming-cycle OEC at Heber 1 and additional Ormat Integrated Two Level Units (ITLU) at Heber 2 and has a total generating capacity of 10 MW. The project sells its electrical output under a new long-term power purchase agreement with Southern California Public Power Authority. This power purchase agreement will expire in 2031. The construction of the Gould project was financed with equity, and was included in the financing of OrCal’s Senior Secured Notes issued on December 8, 2005. The OrCal Senior Secured Notes are collateralized by all of the assets of the Heber Complex (and any and all proceeds arising therefrom). Our project subsidiary, OrHeber 2 Inc., the direct owner of the Gould project, has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed OrCal’s obligations under the OrCal Senior Secured Notes. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for a further description of the collateralization of the OrCal Senior Secured Notes.

The Steamboat Complex

The Steamboat complex, located in Washoe County, Nevada, consists of the Steamboat 1/1A project, the Steamboat 2/3 project, the Burdette project, the Steamboat Hills project, the Galena 2 project and the Galena 3 project, which recently reached commercial operation.

The complex is comprised of 8 power plants with a combined generating capacity of 84 MW. The complex currently is not operating at full capacity due to temporary production failures. The Steamboat 1A, Steamboat 2/3, Burdette, Steamboat Hills, and Galena 3 projects sell their electrical output to Sierra Pacific Power Company under separate long-term power purchase agreements, which expire in 2018, 2022, 2026, 2018 and 2028, respectively. The Steamboat 1 project sells its electrical output to Sierra Pacific Power Company under a power purchase agreement whose initial term expired at the end of 2006, but remained in effect unless terminated by either party upon one month prior notice. The Galena 2 project sells its electrical output to Nevada Power Company under a long-term power purchase agreement which expires in 2027. Except for Steamboat Hills, which utilizes a single flash system, all of the projects in the Steamboat complex utilize a binary system.

Steamboat 1/1A, Steamboat 2/3 and the Burdette projects were refinanced with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by all of the assets of the Steamboat 1/1A, Steamboat 2/3 and Burdette projects (and any and all proceeds arising therefrom). Each of our project subsidiaries, that is the direct owners of each particular project, has fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for further description of the collateralization of the OFC Senior Secured Notes.

The Steamboat Hills and Galena 2 projects were refinanced with the proceeds from the OPC Tax Monetization transaction and we expect to refinance Galena 3 project with the proceeds from the second closing under this transaction. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for a further description of the OPC Tax Monetization transaction.

We have experienced protracted failures of two of the Steamboat 2/3 project’s turbines, which were not manufactured by us. We have implemented a temporary fix and are in the process of replacing the faulty equipment with turbines designed and manufactured by us.

The Mammoth Complex

The Mammoth complex is located in Mammoth Lakes, California. The Mammoth complex is comprised of three plants, which commenced commercial operations between 1985 and1990. The Mammoth complex utilizes a binary system and has a generating capacity of 29 MW, including 4 MW that we added during the course of 2006. Our project subsidiary, OrMammoth, Inc., owns a 50% partnership interest in Mammoth-Pacific, L.P., which owns 100% of the Mammoth complex. The other 50% partnership interest is owned by an unrelated third party. The Mammoth complex sells its electrical output to Southern California Edison under three separate power purchase agreements, one of which expires in 2014 and the other two in 2020. Our 50% ownership interest in the Mammoth complex was acquired in December 2003 using internally generated cash and project finance debt from Beal Bank, and was refinanced with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by a pledge of our 50% ownership interest in Mammoth-Pacific, L.P. Our project subsidiary, OrMammoth Inc., has jointly and severally with certain of our other subsidiaries fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for further description of collateralization of the OFC Senior Secured Notes.

The Brady Complex

The Brady complex, located in Churchill County, Nevada, consists of the Brady project and the Desert Peak 2 project.

The Brady Project.    The Brady project, utilizes flash and binary systems. It originally had a generating capacity of approximately 19 MW. Following the shutdown of the Desert Peak 1 plant, the Brady project has a generating capacity of 12 MW, and sells its electrical output to Sierra Pacific Power Company under a long-term power purchase agreement that will expire in 2022.  We are examining several alternatives to restore the Brady project’s generating capacity to 19 MW. We originally planned to complete the restoration by the end of 2007, but our current plan is to restore the generating capacity during 2008. We can give no assurance, however, that our effort to restore the generating capacity will be successful.

The Brady project was refinanced with the proceeds from the issuance by Ormat Funding of its Senior Secured Notes on February 13, 2004. The OFC Senior Secured Notes are collateralized by all of the assets of the Brady project (and any and all proceeds arising therefrom), Our project subsidiary, Brady Power Partners, the direct owner of the Brady project, has jointly and severally with certain of our other subsidiaries, fully and unconditionally guaranteed Ormat Funding’s obligations under the OFC Senior Secured Notes. See Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ for a further description of the collateralization of the OFC Senior Secured Notes.

The Desert Peak 2 Project.    The Desert Peak 2 project includes a water cooled unit and an air cooled unit, utilizing our OEC units. The Desert Peak 2 project has a generating capacity of 11 MW. The project commenced commercial operation in the first quarter of 2007. The Desert Peak 2 project sells its electrical output and transfers its renewable energy and environmental credits to Nevada Power Company under a power purchase agreement that has a 20-year term ending on December 31, 2027.

The construction of the Desert Peak 2 project was financed using internally generated cash and was refinanced with the proceeds from the OPC Tax Monetization Transaction as fully described under Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’.

The Puna Project

The Puna project is located in the Puna district, Big Island, Hawaii. The Puna plant commenced commercial operations in 1993. The Puna plant utilizes an Ormat geothermal combined cycle system, and has a generating capacity of 30 MW. The Ormat geothermal combined cycle system consists of a back pressure steam turbine, in which the lower pressure steam exhausted from the turbine is condensed in a binary system. This system assures a higher efficiency of geothermal steam, with a resulting lower steam rate, in resources producing steam above 150psi (10 bar), or even 100psi if the steam has a high non-condensable gas content. The Puna project sells its electrical output to Hawaii Electric Light Company under two power purchase agreements, which expire in 2027. Although the Puna project has significant geothermal resources, because of existing geological conditions, these resources are difficult to manage. In the past, the Puna project required extensive levels of investment mainly to address problems with the production and injection wells related to the geothermal resources. The Puna project was acquired in June 2004 with the proceeds of parent company loans and short-term bank loans. We completed operating lease transactions in respect of the project, as described under Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations — Puna Project Lease Transaction’’.

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

Foreign Projects

Our projects in operation outside of the United States have a generating capacity of approximately 87 MW. We also have projects under construction in New Zealand and Kenya.

The Momotombo Project (Nicaragua)

The Momotombo project is located in Momotombo, Nicaragua. The Momotombo project is comprised of one plant and a geothermal field. The plant was already in existence when we signed the concession agreement for the project in March 1999, and had commenced commercial operations in the mid-1980s utilizing a dual flash system. The concession expires in 2014. During 2006 we increased the output of the Momotombo project by 3 MW through a work-over of the project’s existing wells, bringing the generating capacity to approximately 30 MW. The Momotombo project has a power purchase agreement with Empresa Distribuidora de Electricidad del Norte (DISNORTE) and Empresa Distribuidora de Electricidad del Sur (DISSUR), two corporations which own the power distribution rights in Nicaragua. Our project subsidiary, which operates the Momotombo project, has an outstanding loan from Bank Hapoalim B.M.

The Olkaria III Project — Phase I (Kenya)

The Olkaria III project is located in Naivasha, Kenya. The Olkaria III project is comprised of one plant, which commenced commercial operation in August 2000, and a geothermal field. The plant currently has a generating capacity of approximately 13 MW (Phase I). We are working on the construction of Phase II of this project which we expect, upon completion, will increase the generating capacity of the Olkaria III project to approximately 48 MW. A description of Phase II of this project is set forth below in ‘‘Projects under Development.’’ Phase I of the Olkaria III project utilizes a binary system. In November 1998, following an international tender, our project subsidiary entered into a power purchase agreement with the Kenya Power and Lighting Co. Ltd. (KPLC), the Kenyan parastatal electricity transmission and distribution company, which was recently amended and restated in January 2007. The power purchase agreement for the project will expire 20 years from the completion of Olkaria III Phase II, which is expected to be completed by the end of 2008 (subject to possible delays resulting from the current situation in Kenya as described elsewhere in this report).. Our project subsidiary leases the site on which the geothermal resources and the plant facilities are located from the Kenyan government, pursuant to an agreement which will expire in 2040. The Kenyan government granted our project subsidiary a license giving it exclusive rights of use and possession of the relevant geothermal resources for an initial period of 30 years, expiring in 2029, which initial period may be extended by us for two additional five-year terms. The Kenyan Minister of

Energy has the right to terminate or revoke the license in the event our project subsidiary ceases work in or under the license area during a period of six months, or has failed to comply with the terms of the license or the provisions of the law relating to geothermal resources. Our project subsidiary is obligated to pay the Kenyan government monthly fees and royalties based on the amount of power supplied to KPLC.

The Zunil Project (Guatemala)

The Zunil project is located in Zunil, Guatemala. The Zunil project is comprised of one plant which commenced commercial operations in 1999. The plant utilizes a binary system consisting of Ormat Energy Converters and has a generating capacity of 24 MW. The project is owned by Orzunil I de Electricidad, Limitada, which owns 100% of the Zunil project. Another of our subsidiaries provides operation and maintenance services to the project. The Zunil project sells its generating capacity to Instituto Nacional de Electrification pursuant to a power supply agreement, which expires in 2019. As of the date of this annual report, Orzunil I de Electricidad, Limitada has two senior outstanding non-recourse loans, one from International Finance Corporation (IFC) and the other from the Commonwealth Development Corporation (CDC), the aggregate total balance of which was, as of December 31, 2007, $13.8 million. The loans are due and payable in quarterly installments through November 2011.

The Amatitlan Project (Guatemala)

Our project subsidiary has completed the construction and owns a geothermal power plant in Amatitlan, Guatemala on a ‘‘build, own and operate’’ or ‘‘BOO’’ basis. The project is comprised of one power plant, with a generating capacity of 20 MW, and rights to various geothermal production and reinjection wells. The Amatitlan plant uses our Ormat Energy Converters. During 2007, we commenced commercial operation of the project, which currently generates approximately 17 MW.

The term of the power purchase agreement expires in 2028. At any time prior to the third quarter of 2009, subject to the result of a reservoir and economic evaluation, our project subsidiary may continue further developments to increase the power generating capacity of the Amatitlan Geothermal Field by up to 30 MW through the drilling of additional wells. We currently sell approximately 10 MW to Instituto Nacional de Electrification according to the rate under the power purchase agreement and approximately 4 MW to a local purchaser at the same rate. The remaining 3 MW is sold on the spot market at prevailing market rates.

Projects under Construction

We are in varying stages of construction or enhancement of projects, both domestic and foreign. Based on our current construction schedule, we expect to add new generating capacity of approximately 144 MW in the United States and approximately 45 MW throughout the rest of the world by the end of 2009 or early 2010. The following is a description of the projects currently undergoing construction:

The Heber South Project (U.S.)

We completed the construction of a 10 MW power plant, located in what is known as the Heber Known Geothermal Resource Area or Heber KGRA and it is now in the commissioning phase. The construction activity included the drilling of production and injection wells and the construction of an OEC unit. Commercial operation is expected in the first quarter of 2008. The power purchase agreement for this addition to the Heber complex is still under negotiation with Southern California Power Public Authority and Southern California Edison.

The North Brawley Project (U.S.)

We are constructing a 50 MW power plant located in the Brawley known geothermal resource area in Imperial County, California. Drilling started in February 2007; construction work is at an advanced stage; and the key power plant equipment has arrived at the site. In June 2007, we signed a 20-year power purchase agreement with Southern California Edison for the sale of 50 MW of energy to be produced from the project. The North Brawley project is projected to come on line at the end of 2008.

The Olkaria III Project — Phase II (Kenya)

As previously noted, our project subsidiary in Kenya has been working towards the construction of Phase II of the Olkaria III project. As of the date of this report, we have completed the drilling of the project’s wells and the majority of the power plant equipment is on site. We expect to complete construction by the end of 2008. However, the current political instability in Kenya may adversely affect this project, including by delaying its planned construction completion date. On January 19, 2007, we entered into an Amended and Restated Power Purchase Agreement and a Project Security Agreement with Kenya Power and Lighting Co. (KPLC), the Kenyan parastatal electricity transmission and distribution company, with respect to Phase II of the Olkaria III project. These agreements were executed after the receipt of appropriate regulatory approvals from the Kenyan authorities. The construction of the second phase of the project is expected, upon completion, to add approximately 35 MW to the existing facility, bringing the project’s total capacity to approximately 48 MW. Following completion of Phase II, total anticipated annual revenues from the project will be approximately $32 million.

Under the Project Security Agreement, KPLC provided a letter of credit in an amount equal to the value of four months of anticipated revenues from the project under the Amended and Restated Power Purchase Agreement (currently valued at approximately $8 million).

GDL project (New Zealand)

We are constructing a 10 MW power plant, located in the Kawerau, New Zealand. We have a 49% ownership interest in the project and have an option to acquire the remaining 51% before the completion of construction. The project expects to sell the electricity produced to Bay of Plenty Electricity of New Zealand under an existing 7-year power purchase agreement extendable an addition 5 years by mutual agreement Completion of this project is expected in late 2008 or early 2009.

The OREG II Projects (U.S.)

We have entered into 4 power purchase agreements with Basin Electric Power Cooperative (Basin Electric) regarding four new REG Power Plants, with a total generating capacity of 22 MW, along the Northern Border Pipeline. Under these agreements, we will sell electricity that will be produced by four new Ormat REG facilities that will have a net capacity of 5.5 MW each. These facilities will convert the recovered waste heat from the exhaust of existing gas turbines at compressor sites located on the Northern Border natural gas pipeline into clean energy. Two plants are expected to be commissioned at the end of 2008 or early 2009, and the other two, late in 2009. We have secured the rights to the waste heat for all four new facilities.

The Puna Project (U.S.)

We are currently pursuing enhancement activity in the Puna project. We plan to add 8 MW through the construction of OEC units in 2009. We are in discussions with Hawaii Electric Light Company for the sale of additional electrical power from the Puna project.

The Peetz Project (U.S.)

We are currently manufacturing the equipment required for use in the Peetz REG plant, which is expected to have a generating capacity of 4 MW. Our project subsidiary has entered into a 20-year power purchase agreement with Highline Electric Association, a consumer-owned cooperative serving load in Colorado and Nebraska, pursuant to which the project will sell its electrical output to Highline

Electric Association. The power plant will be constructed on a gas compressor station along a natural gas compression station near Denver, Colorado. The facility will convert the recovered waste heat from the exhaust of existing gas turbines into clean energy, and is expected to be commissioned in mid-2009.

The East Brawley Project (U.S.)

We plan to construct and have begun manufacturing equipment for an additional 50 MW power plant, in the Brawley known geothermal resource area in Imperial County, California, adjacent to the North Brawley project. Completion of the project is projected for the end of 2009.

Projects under Development and Future Projects

We also have projects under development in the United States, and Indonesia. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria.

The Carson Lake Project (U.S.)

We are currently developing the Carson Lake project, located in Churchill County, Nevada, and have commenced exploration activities. The project will deliver between 18 MW to 30 MW of power generation under a 20-year power purchase agreement with Nevada Power Company. We expect the construction to be completed in 2010. A portion of the leases for this project have been obtained through an agreement with the U.S. Department of the Navy and the remainder are leases on federal land obtained from the Bureau of Land Management. We are negotiating an agreement with a third party which may become a joint venture partner in this project.

The Buffalo Valley Project (U.S.)

We are conducting exploration activities as part of the development of the Buffalo Valley project on Bureau of Land Management leases located in Lander County, Nevada. The project will deliver between 18 MW to 30 MW of power generation under a 20-year power purchase agreement with Nevada Power Company. We expect the construction to be completed by the end of 2009 or in the first half of 2010.

The Grass Valley Project (U.S.)

We are currently developing the Grass Valley project on Bureau of Land Management leases located in Lander County, Nevada. The project will deliver between 18 MW to 30 MW of power generation under a 20-year power purchase agreement with Nevada Power Company. We expect the construction to be completed in late 2010.

GRE project (U.S.)

We are developing the 5.5 MW recovered energy generation GRE project, which will be located along the Northern Boarder pipeline in Martin County, Minnesota. We are currently negotiating a power purchase agreement with Great River Energy.

The Sarulla Project (Indonesia)

We are a member of a consortium, which is in the process of developing a geothermal power project in Indonesia of approximately 340 MW. We currently own 25% of the Indonesian special purpose company that will operate the project, but we expect to reduce our ownership interest to 12.75%.

The project, located in Tapanuli Utara, North Sumatra, represents the largest single-contract geothermal power project to date, and reflects the large scale, high productivity and potential of Indonesian geothermal resources. The project will be owned and operated by the consortium members under the framework of the Joint Operating Contract with PT Pertamina Geothermal Energy PGE, and is to be constructed in three phases over the next five years, with each phase utilizing an Ormat designed and supplied power generation units of 110 to 120 MW. The first unit is scheduled to commence operations within 30 months of the close of financing, which is expected by the end of 2008. The remaining two units are scheduled to commence operation in stages within 18 months after the first unit’s scheduled commissioning. The total project cost is expected to be approximately $800 million. It is expected that the Japan Bank of International Corporation (JBIC) will provide the majority of the project financing based on the Umbrella Note of Mutual Understanding signed between the Ministry of Finance of Indonesia and JBIC. Power delivered by the Sarulla project will serve the base load of PLN’s North Sumatra — Aceh grid systems, and annual electricity sales revenue from the project is anticipated to be approximately $115 million when full capacity is attained. The value of our scope of supply for the project is expected to be over $250 million. The consortium will invest an amount of approximately $15 million in pre-development activity before the closing of financing.

Exploration Activity

In addition to the geothermal projects under construction and development, we have various leases for geothermal resources, in which we have started exploration activity. These geothermal resources include the following:

•	Grass Valley — Nevada;

•	Jersey Valley — Nevada;

•	Magic Hot Springs — Idaho;

•	Fireball Ridge — Nevada;

•	Gabbs Valley — Nevada

•	Rock Hills — Nevada;

•	McGinness Hills — Nevada;

•	Dead Horse — Nevada; and

•	Smith Creek — Nevada.

As described under ‘‘How We Explore and Evaluate Geothermal Resources’’ section on page 20, we carry out exploration activity first to validate and then to quantify the size of the potential geothermal resources. The foregoing development inventories are in various stages of evaluation, permitting and/or cancelation for lack of viable geothermal resources. The North Brawley project is our first project that has advanced from exploration activities to project construction phase. We began our exploration activity in 2006 and have increased these efforts in 2007. In 2008, we plan to carryout parallel exploratory drilling, which we believe will enable us to increase the rate of evaluation and development of new commercially viable projects. We do not expect, however, that our exploration activities will lead to a commercially viable project in each case.

Development Inventory

In addition to the geothermal projects under construction, development or exploration, we have various geothermal leases for future development in the United States and other development rights outside of the United States. These geothermal leases and rights cover approximately 100,000 acres, approximately 50,000 acres of which were secured during 2007. These include the following:

•	Oregon — one site;

•	California — four sites;

•	Nevada — seven sites;

•	Hawaii — one site;

•	Idaho — one site (and two sites pending);

•	Texas — several leases; and

•	Outside of the United States — two sites in China and Nicaragua.

Operations of our Products Segment

Power Units for Geothermal Power Plants.    We design, manufacture and sell power units for geothermal electricity generation, which we refer to as Ormat Energy Converters or OECs. Our customers include contractors and geothermal plant owners and operators.

The consideration for the power units is usually paid in installments, in accordance with milestones set in the supply agreement. Sometimes we agree to provide the purchaser with spare parts (or alternatively, with a non-exclusive license to manufacture such parts). We provide the purchaser with at least a 12-month warranty for such products. We usually also provide the purchaser (often, upon receipt of advances made by the purchaser) with a guarantee, which expires in part upon delivery of the equipment to the site and fully expires at the termination of the warranty period. The guarantees are at times covered by letters of credit. We have not received any claims under the performance guarantees to date.

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

The first business model, which is similar to the model utilized in our geothermal power generation business, consists of the development, construction, ownership and operation of recovered energy-based generation power plants. In this case, we will enter into agreements to purchase industrial waste heat, and enter into long-term power purchase agreements with off-takers to sell the electricity generated by the recovered energy generation unit that utilizes such industrial waste heat. We expect that the power purchasers in such cases will be investor-owned electric utilities or local electrical cooperatives. In 2007, we signed a supply contract with Italcementi Group of Bergamo, Italy for the supply of one OEC for a new REG power plant in West Virginia.

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

Remote Power Units and other Generators.    We design, manufacture and sell fossil fuel powered turbo-generators with a capacity ranging between 200 watts and 5,000 watts, which operate unattended in extreme climate conditions, whether hot or cold. The remote power units supply energy for remote and unmanned installations and along communications lines and cathodic protection along gas and oil pipelines. Our customers include contractors installing gas pipelines in remote areas. In addition, we manufacture and sell generators for various other uses, including heavy duty direct current generators. Our remote power units were supplied to the Sakhalin pipeline in Russia. The terms of sale of the turbo-generators are similar to those for the power units produced for power plants.

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

We also design and construct the recovered energy generation units on a turnkey basis, and may provide a long-term agreement to supply non-routine maintenance for such units. Our customers are interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators and companies engaged in the process industry. For example, we entered into supply and construction contracts with Alliance pipeline in Western Canada for an Ormat Recovered Energy Generation power plant.

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

Backlog

The Company and its wholly owned subsidiaries have a products backlog of $64.2 million as of February 26, 2008, which includes revenues for the period between January 1, 2008 and February 26, 2008, compared to $89.5 million as of February 28, 2007. The following is a breakdown of the Products Segment backlog:

Products backlog
	Expected Completion of Contract	Sales Expected to be Recognized in 2008 (in millions)	Sales Expected to be Recognized in the Years Following 2008 (in millions)	Expected Sales Until End of Contract (millions)
Geothermal*	2008 – 2009	$28.3	$11.3	$39.6
Recovered Energy	2008	12.8	—	12.8
Remote Power Units	2008 – 2009	5.6	2.4	8.0
Other	2008 – 2009	2.5	1.3	3.8
Total Products Backlog		$49.2	$15.0	$64.2
*	In addition, once an EPC contract with Nevada Geothermal Power will be signed, it will increase our backlog by approximately $55 million — See ‘‘Recent Developments’’ above.

We expect that our revenues from electricity for the 2008 fiscal year will be approximately $245 million from our wholly owned projects and approximately $9 million from our subsidiary accounted for by the equity method.

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

More than 75 United States patents (and about 14 pending patents) cover our products (mainly power units based on the Organic Rankine Cycle) and systems (mainly geothermal power plants and industrial waste heat recovery for electricity production). The systems-related patents cover not only a particular component but also the overall effectiveness of the plant’s systems from the ‘‘fuel’’ (i.e., geothermal fluid, waste heat, biomass or solar) to generated electricity. The duration of such patents ranges from one year to 14 years. No single patent on its own is material to our business.

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

We are also involved in developing new technology (Enhanced Geothermal Systems or EGS) to extract heat from the earth by circulating fluid through an enhanced or man-made reservoir created in naturally low permeable or water-poor rocks. We are undertaking this development in cooperation with GeothermEx Inc., the University of Utah, Energy & Geoscience Institute, the University of Nevada-Reno and the Great Basin Center for Geothermal Energy, with funding support from the United States Department of Energy. This project named DEEP is being developed at the site of our Desert Peak 2 plant in Nevada.

Competition

In our Electricity Segment, we face competition from geothermal power plant owners and developers as well as other renewable energy providers.

In our Products Segment, we face competition from power plant equipment manufacturers and suppliers.

Electricity Segment

Our main competitors among geothermal power plant owners and developers in the United States are CalEnergy, Calpine, Terra-Gen Power LLC (which acquired all of the owned geothermal assets of Caithness), ENEL SpA and other smaller-sized developers such as Iceland America Energy Inc., U.S. Geothermal Inc., Nevada Geothermal Power Corp., T G Power LLC and Raser Technologies Inc. Some of these companies are also active outside of the United States. Other competitors outside of the United States, aside from these companies, include affiliates of Chevron Corporation and Reykjavik Energy. We may also face competition from national electric utilities or state-owned oil companies.

Our competitors among renewable energy providers include companies engaged in the power generation business from renewable energy sources other than geothermal energy, such as wind power, solar power and hydro-electric power. In the last few years, competition from the wind and solar power generation industries has increased significantly. However, current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements. We cannot ascertain at this time whether the competition from wind and solar energy will have an impact on electricity prices for new renewable projects.

In the recovered energy generation business, our potential competitors are Siemens AG of Germany, as well as other manufacturers of conventional steam turbines; although we believe that our recovered energy generation system has technological and economical advantages over the Siemens/Kalina technology and, under certain conditions, conventional steam technology.

Products Segment

Our main competitors among power plant equipment suppliers are Mitsubishi, Fujifilm and Toshiba of Japan, GE/Nuovo Pignone, Ansaldo Energia and Turboden s.r.l. of Italy, Siemens AG of Germany, Alstom S.A. of France and OAO Kaluga Energo of Russia.

In the recovered energy generation business, our potential competitors are Siemens AG of Germany, as well as other manufacturers of conventional steam turbines; although we believe that our recovered energy generation system has technological and economical advantages over the Siemens/Kalina technology and, under certain conditions, conventional steam technology.

In the remote power unit business, we face competition from Global Thermoelectric, as well as from manufacturers of diesel generator sets.

None of our competitors competes with us both in the sale of electricity and in the products business.

Customers

Most of our revenues from the sale of electricity in the year ended December 31, 2007 were derived from fully-contracted energy and/or capacity payments under long-term power purchase agreements with governmental and private utility companies. Southern California Edison, Hawaii Electric Light Company and Sierra Pacific Power Company accounted for 31.9%, 14.6% and 9.7% of revenues, respectively, for the year ended December 31, 2007. Based on publicly available information, as of December 31, 2007, the issuer ratings of Southern California Edison, Sierra Pacific Power Company, Hawaii Electric Light Company, Nevada Power Company and Southern California Power Public Authority were as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB+ (stable outlook)	A3 (stable outlook)
Sierra Pacific Power Company	BB− (stable outlook)	Ba3 (stable outlook)
Hawaii Electric Light Company	BBB+ (negative outlook)	N/A
Nevada Power Company	BB− (positive outlook)	Ba3 (stable outlook)
Southern California Power Public Authority	A+ (stable outlook)	A1 (stable outlook)

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

Employees

As of December 31, 2007, we employed 899 employees, of which 339 were located in the United States, 405 were located in Israel and 155 were located in other countries. We expect that future growth in the number of our employees will be mainly attributable to the purchase and/or development of new power plants.

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

We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries. Political risk insurance policies are generally issued by entities which specialize in such policies, such as the Multilateral Investment Guarantee Agency (a member of the World Bank Group), and from private sector providers, such as Zurich Re, AIG and other such companies. To date all of our political risk insurance contracts are with the Multilateral Investment Guarantee Agency and with Zurich Re. We have obtained such insurance for all of our foreign projects with the exception of the Zunil project for which we are currently negotiating insurance coverage. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, 80% to 90% of our revenue loss derived from a specified governmental act, such as confiscation, expropriation, riots, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements. The level of coverage under the political risk insurance policy for our Olkaria III project in Kenya is set at $88 million.

Regulation of the Electric Utility Industry in the United States

The following is a summary overview of the electric utility industry and applicable federal and state regulations, and should not be considered a full statement of the law or all issues pertaining thereto.

PURPA

PURPA provides certain benefits described below, if a project is a ‘‘Qualifying Facility’’. A small power production facility is a Qualifying Facility if (i) the facility does not exceed 80 megawatts, (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and 75% of the total energy input of the facility is from these sources, and fossil fund input is limited to specified uses; and (iii) the facility has filed with the Federal Energy Regulatory Commission (FERC) a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status, that has been granted. The 80 megawatt size limitation, however, does not apply to a facility if (i) it produces electric energy solely by the use, as a primary energy input, of solar, wind, or waste resources; and (ii) an application for certification or a notice of self-certification of qualifying status of the facility was submitted to the FERC prior to December 21, 1994, and construction of the facility commenced prior to December 31, 1999.

PURPA exempts Qualifying Facilities from regulation under the Public Utility Holding Company Act of 2005 (PUHCA) and exempts Qualifying Facilities from most provisions of the Federal Power Act (FPA) and state laws relating to the financial, organization and rate regulation of electric utilities. In addition, FERC’s regulations promulgated under PURPA require that electric utilities purchase electricity generated by Qualifying Facilities at a rate based on the purchasing utility’s incremental cost of purchasing or producing energy (also known as ‘‘avoided cost’’).

Following passage of the Energy Policy Act of 2005, FERC issued a final rule that will require Qualifying Facilities to obtain market-based rate authority pursuant to the FPA for sales of energy or capacity (i) from facilities larger than 20 MW in size; (ii) pursuant to a contract executed after March 17, 2006 that is not a contract made pursuant to a state regulatory authority’s implementation of PURPA; or (iii) not pursuant to another provision of a state regulatory authority’s implementation of PURPA. The practical effect of this final rule is to require Qualifying Facilities that are larger than 20 MW in size that seek to engage in non-PURPA sales of power (i.e. power that is sold in a manner that is not pursuant to a pre-existing contract or state implementation of PURPA) to obtain market-based rate authority from FERC for these non-PURPA sales.

The Energy Policy Act of 2005 also allows FERC to terminate a utility’s obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time markets for energy and wholesale markets for long-term sales of capacity; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC has recently issued a rule to implement these provisions of the Energy Policy Act of 2005. This rule gives utilities the right to apply to eliminate the mandatory purchase obligation. There is a presumption that the application will be granted if the utility is a member of one of four regional transmission organizations. None of our domestic projects sells power pursuant to contracts with utilities in any of these four regional transmission organizations. The rule also creates a rebuttable presumption that a utility provides nondiscriminatory access if it has an open access transmission tariff in compliance with FERC’s pro forma open access transmission tariff. Further, the rule provides a procedure for utilities that are not members of the four named regional transmission organizations to file to obtain relief from the mandatory purchase obligation on a service territory-wide basis, and establishes procedures for affected Qualifying Facilities to seek reinstatement of the purchase obligation. The rule protects a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. The rule also protects a Qualifying Facility’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on August 8, 2005.

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

We expect that our projects in the United States will continue to meet all of the criteria required for Qualifying Facilities under PURPA. However, since the Heber Projects have power purchase agreements with Southern California Edison that require Qualifying Facility status to be maintained, maintaining Qualifying Facility status remains a key obligation. If any of the Heber Projects loses its Qualifying Facility status our operations could be adversely affected. Loss of Qualifying Facility status would eliminate the Heber Project’s exemption from the FPA and thus, among other things, the rates charged by the Heber Projects in the power purchase agreements with Southern California Edison and SCPPA would become subject to FERC regulation. Further, it is possible that the utilities that purchase power from the projects could successfully obtain an elimination of the mandatory-purchase obligation in their service territories. If this occurs, the Project’s existing power purchase agreements will not be affected, but the utilities will not be obligated under PURPA to renew these power purchase agreements or execute new power purchase agreements upon the existing power purchase agreements’ expiration.

PUHCA

The Public Utility Act of 1935, (‘‘PUHCA’’) was repealed, effective February 8, 2006, pursuant to the Energy Policy Act of 2005. Although PUHCA was repealed, the Energy Policy Act of 2005 created a new Public Utility Holding Company Act of 2005 (PUHCA 2005). Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission or costs incurred by a jurisdictional utility in the same holding company system. If a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC under PUHCA 2005. Qualifying Facilities that make only wholesale sales of electricity, are not subject to state commissions’ rate, financial and organizational regulations and, therefore, in all likelihood would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005 as long as the Qualifying Facility is not part of a holding company system that includes a utility subject to regulation in that state.

FPA

Pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are exempt from most provisions of the FPA. If any of the projects were to lose its Qualifying Facility status, such project could also become subject to the full scope of the FPA and applicable state regulations. The application of the FPA and other applicable state regulations to the projects could require our projects to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility. Even if a project does not lose Qualifying Facility status, if a power purchase agreement with a project is terminated or otherwise expires, the project will become subject to rate regulation under the Federal Power Act.

If a project in the United States was to become subject to FERC’s ratemaking jurisdiction under the FPA as a result of loss of Qualifying Facility status and the power purchase agreement remains in effect, the FERC may determine that the rates currently set forth in the power purchase agreement are not appropriate and may set rates that are lower than the rates currently charged. In addition, the FERC may require that the project refund a portion of amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from the project, either of which would have an adverse effect on our revenues.

Moreover, the loss of the Qualifying Facility status of any of our projects selling energy to Southern California Edison could also permit Southern California Edison, pursuant to the terms of its power purchase agreement, to cease taking and paying for electricity from the relevant project and to seek refunds for past amounts paid. In addition, the loss of any such status would result in the occurrence of an event of default under the indenture for the OFC Senior Secured Notes and the OrCal Senior Secured Notes and hence would give the indenture trustee the right to exercise remedies pursuant to the indenture and the other financing documents.

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

Under Hawaii law, non-fossil generators are not subject to regulation as public utilities. Hawaii law provides that a geothermal power producer is to negotiate the rate for its output with the public utility purchaser. If such rate cannot be determined by mutual accord, the Hawaii Public Utility Commission will set a just and reasonable rate. If a non-fossil generator in Hawaii is a Qualifying Facility, federal law applies to such Qualifying Facility and the utility is required to purchase the energy and capacity at its avoided cost. The rates for our project in Hawaii are established under a long-term power purchase agreement with Hawaii Electric Light Company.

Foreign Regulation of the Electric Utility Industry

The following is a summary overview of certain aspects of the electric industry in the foreign countries in which we have an operating geothermal power project and should not be considered a full statement of the laws in such countries or all of the issues pertaining thereto.

Nicaragua.    In 1998 two laws were approved by Nicaraguan authorities, Law No. 272-98 and Law No. 271-98, which define the structure of the new energy sector in the country. Law No. 272-98 provides for the establishment of a National Energy Commission, which we refer to as CNE, responsible for setting policies, strategies and objectives as well as approving indicative plans for the energy sector. Law No. 271-98 formally assigned regulatory, supervisory, inspection and oversight functions to the Nicaraguan Institute of Energy, which we refer to as INE.

In 2002, the National Congress enacted Law No. 443 to regulate the granting of exploration and exploitation concessions for geothermal fields. The INE adopted this law.

In 2007, Nicaragua passed a law amending Law No. 290, which governs the organization of the executive branch. Among other matters, the new law established a new ministry of energy and mining, which has assumed all of the functions and responsibilities of the National Energy Commission (CNE). The new ministry of energy and mining is responsible for administrating Law No. 443 described above, and is also responsible for granting concessions and permits relating to the exploration or exploitation of any energy source, as well as concessions and licensing for generation, transmission and distribution of energy.

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

Guatemala.    The General Electricity Law of 1996 created a wholesale electricity market in Guatemala and established a new regulatory framework for the electricity sector. The law created a new regulatory commission, the National Electric Energy Commission (CNEE) and a new wholesale power market administrator, the Administrator of the Wholesale Market, for the regulation and administration of such sector. The CNEE functions as an independent agency under the Ministry of Energy and Mines and is in charge of regulating, supervising and controlling compliance with the electricity law, overseeing the market and setting rates for transmission services and for electricity service to medium and small customers. All distribution companies must supply electricity to such customers pursuant to long-term contracts with electricity generators. Large customers can contract directly with the distribution companies, electricity generators or power marketers, or buy energy in the spot market. Guatemala has approved a Law of Incentives for the Development of Renewable Energy Projects in order to promote the development of renewable energy projects in Guatemala. Such law provides certain benefits to companies utilizing renewable energy, including a 10-year exemption from corporate income tax and VAT on imports and customs duty.

Kenya.    Kenya’s Electric Power Act of 1997 restructured the electricity sector in the country. Among other things, the Act provides for the licensing of electricity power producers and public electricity suppliers or distributors. Kenya Power and Lighting Co. Ltd. (KPLC) is the only licensed public electricity supplier and has a monopoly in the transmission and distribution of electricity in the country. The Act permitted Independent Power Producers (IPPs) to install power generators and sell electricity to KPLC, which is owned by various private and government entities and which currently purchases energy and capacity from two other IPPs in addition to our Olkaria III project. The Act also created the Electricity Regulation Board, as an independent regulator for the electricity sector. KPLC’s retail electricity rates are subject to approval by the Electricity Regulation Board. The Electric Power Act, 1997 has now been repealed by the Energy Act of 2006, which came into effect on July 7, 2007. One of the main changes introduced by the Energy Act was the reconstitution of the Electricity Regulatory Board as Energy Regulatory Commission (ERC) with an expanded mandate to regulate not just the electric power sector but the entire energy sector in Kenya.

Permit Status

Our projects are required to comply with numerous domestic and foreign federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals that are required for their operation. Some of the environmental permits and governmental approvals that have been issued to the projects contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms.

For example, while our power generation operations produce electricity without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide, some of our projects do emit air pollutants in quantities that are subject to regulation under applicable environmental air pollution laws. Such operations typically require air permits. Especially critical to our geothermal operations are those permits and standards applicable to the construction and operation of geothermal wells and brine reinjection wells. In the United States, injection wells are regulated under the federal Safe Drinking Water Act Underground Injection Control, which we refer to as UIC, program. Because fluids are reinjected to enhance utilization of the geothermal resource, our injection wells typically fall into UIC Class V, one of the least regulated categories.

Our operations are designed and conducted to comply with applicable permit requirements. Non-compliance with any such requirements could result in fines or other penalties. We are not aware of any non-compliance with such requirements that would be likely to result in material fines or penalties. However, the Heber 1 and 2 projects received a notice from the California Division of Oil, Gas and Geothermal Resources that the pressure levels at some of the geothermal fluid injection wells were too high.

As of the date of this annual report, all of the material permits and approvals currently required to operate our projects have been obtained and are currently valid. As of the date of this annual report, we have obtained and are in compliance with all of the material permits and approvals currently required for our projects that are under construction or enhancement. There are some permits that need to be obtained in the future. We believe we will be able to obtain those permits and approvals without material delay and without incurring additional material costs.

Environmental Laws and Regulations

Geothermal operations can produce significant quantities of brine and scale, which builds up on metal surfaces in our equipment with which the brine comes into contact. These waste materials, most of which are currently reinjected into the subsurface, can contain various concentrations of hazardous materials, including arsenic, lead, and naturally occurring radioactive materials. We also use various substances, including isopentane, and industrial lubricants, that could become potential contaminants and are generally flammable. Hazardous materials are also used and generated in connection with our equipment manufacturing operations in Israel. As a result, our projects are subject to numerous domestic and foreign federal, state and local statutory and regulatory standards relating to the use, storage, fugitive emissions and disposal of hazardous substances. The cost of any remediation activities in connection with a spill or other release of such contaminants could be significant.

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

Our financial performance depends on the successful operation of our geothermal power and recovered energy generation plants, which is subject to various operational risks.

Our financial performance depends on the successful operation of our subsidiaries’ geothermal and recovered energy generation power plants. In connection with such operations, we derived approximately 73.0% of our total revenues for the year ended December 31, 2007 from the sale of electricity. The cost of operation and maintenance and the operating performance of our subsidiaries’ geothermal power and recovered energy generation plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

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

As mentioned above, the aging of our power plants may reduce their availability and increase maintenance costs due to the need to repair or replace our equipment. For example, in 2007, we experienced protracted failures of two of the Steamboat 2/3 project’s turbines, which were not manufactured by us. We have implemented a temporary fix and are in the process of replacing the faulty equipment with turbines designed and manufactured by us. Such major maintenance activities impact both the capacity factor of the affected power plant and its operating costs.

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

Another aspect of geothermal operations is the management and stabilization of subsurface impacts caused by fluid injection pressures of production and injection fluids to mitigate subsidence. In the case of the geothermal resource supplying the Heber 1 project and the Heber 2 project, which we refer to collectively as the ‘‘Heber projects’’, and the Gould project (a new power plant at the site of the Heber projects consisting of two Ormat Integrated Two Level Units (ITLU)), pressure drawdown in the center of the well field has caused some localized ground subsidence, while pressure in the peripheral areas has caused localized ground inflation. Inflation and subsidence, if not controlled, can adversely affect farming operations and other infrastructure at or near the land surface. Potential costs, which cannot be estimated and may be significant, of failing to stabilize site pressures in the Heber and Gould projects’ area include repair and modification of gravity-based farm irrigation systems and municipal sewer piping and possible repair or replacement of a local road bridge spanning an irrigation canal.

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

Reduced levels of recovered energy required for the operation of our recovered energy generation power plants may result in decreased performance of such projects.

Our recovered energy generation power plants generate electricity from recovered energy or so-called ‘‘waste heat’’ that is generated as a residual by-product of gas turbine-driven compressor stations and a variety of industrial processes. Any interruption in the supply of the recovered energy source, such as a result of reduced gas flows in the pipelines or reduced level of operation at the compressor stations, or in the output levels of the various industrial processes, may cause an unexpected decline in the capacity and performance of our recovered energy power plants.

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

Currently, we have power plants under development or construction in the United States and Kenya, and we intend to pursue the expansion of some of our existing plants and the development of other new plants. Our completion of these facilities is subject to substantial risks, including:

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

Our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse or limited recourse debt obligations. As of December 31, 2007, we had approximately $380.3 million of total consolidated indebtedness (including indebtedness to our parent company in the amount of $57.8 million), of which approximately $321.5 million represented non-recourse debt and limited recourse debt held by our subsidiaries. Each of our projects under development or construction and those projects and businesses we may seek to acquire or construct will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms.

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

We have substantial operations outside of the United States that generated revenues in the amount of $92.4 million for the year ended December 31, 2007, which represented 31.2% of our total revenues for such twelve-month period. Our foreign operations are subject to regulation by various foreign governments and regulatory authorities and are subject to the application of foreign laws. Such foreign laws or regulations may not provide for the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our projects in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. Furthermore, existing laws or regulations may be amended or repealed, and new laws or regulations may be enacted or issued. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the projects that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such projects. Our foreign operations are also subject to significant political, economic and financial risks, which vary by country, and include:

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

In particular, in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our Amatitlan and Zunil projects if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers. In Nicaragua, subsidiaries of Union Fenosa, which are the off-takers of our Momotombo project, have been experiencing difficulties adjusting the tariffs charged to their customers, thus affecting their ability to pay for electricity they purchase from power generators. This may adversely affect our Momotombo project. In addition, recent sentiment in the country suggests increased opposition to the presence of foreign investors generally, including in the electricity sector. In Kenya, the government is continuing to make an effort to deliver on campaign promises to reduce the price of electricity and is applying pressure on independent power producers to lower their tariffs. In addition, Kenya’s government is considering a further restructuring and privatization of the electricity industry and may divide Kenya Power and Lighting Co. Ltd., the power purchaser for our Olkaria III project, into separate entities and then privatize one or more of such resulting entities. Any break-up and potential privatization of Kenya Power and Lighting Co. Ltd. may adversely affect our Olkaria III project. The recent political instability in Kenya may also adversely affect our Olkaria III project, including by causing delays in our expected construction completion schedule or by adversely affecting the ability to refinance the project. Although we generally obtain political risk insurance in connection with our foreign projects, such political risk insurance does not mitigate all of the above-mentioned risks. In addition, insurance proceeds received pursuant to our political risk insurance policies, where applicable, may not be adequate to cover all losses sustained as a result of any covered risks and may at times be pledged in favor of the project lenders as collateral. Also, insurance may not be available in the future with the scope of coverage and in amounts of coverage adequate to insure against such risks and disturbances.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. Southern California Edison, Hawaii Electric Light Company and Sierra Pacific Power Company have accounted for 31.9%, 14.6% and 9.7%, respectively, of our revenues for the year ended December 31, 2007. Neither we nor any of our affiliates make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement, and nothing in this annual report should be construed as such a representation.

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

Under the Burdette, Desert Peak 2, Galena 2, Galena 3, Carson Lake, Buffalo Valley, Grass Valley and North Brawley power purchase agreements, we may be required to make payments to the relevant power purchaser in an amount equal to such purchaser’s replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the power purchase agreement and which such power purchaser is forced to obtain from an alternate source. Three of the seven power purchase agreements were in commercial operation in 2007 and to date the shortfall amount has not been material. In addition, we may be required to make payments to the relevant power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the relevant power purchase agreement. We may be subject to certain penalties, and we may also be required to pay liquidated damages if certain minimum performance requirements are not met under certain of our power purchase agreements, all of which could materially and adversely affect our business, financial condition, future results and cash flow. With respect to certain of our power purchase agreements, we may also be required to pay liquidated damages to our power purchaser if the relevant project does not maintain availability of at least 85% during applicable peak periods. The maximum aggregate amount of such liquidated damages for the Steamboat 2 and Steamboat 3 power purchase agreements would be approximately $1.5 million for each project.

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

Pursuant to the Energy Policy Act of 2005, the FERC was also given authority to prospectively lift the mandatory obligation of a utility under PURPA to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Existing power purchase agreements between a Qualifying Facility and a utility are not affected. The FERC has issued regulations under which it would allow a utility to apply to eliminate its mandatory purchase obligation from Qualifying Facilities in certain regions of the country. The regions do not currently include areas in which our domestic projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. In rulemaking leading to the issuance of the regulations, the FERC expressly noted that the California Independent System Operator (CAISO) has satisfied one but not all of the criteria for relief from the mandatory purchase obligation. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement or with respect to new projects, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our financial performance is significantly dependent on the successful operation of our projects, which is subject to changes in the legal and regulatory environment affecting our projects.

All of our projects are subject to extensive regulation and, therefore, changes in applicable laws or regulations, or interpretations of those laws and regulations, could result in increased compliance costs, the need for additional capital expenditures or the reduction of certain benefits currently available to our projects. The structure of domestic and foreign federal, state and local energy regulation currently is, and may continue to be, subject to challenges, modifications, the imposition of additional regulatory requirements, and restructuring proposals. Our power purchasers or we may not be able to obtain all regulatory approvals that may be required in the future, or any necessary modifications to existing regulatory approvals, or maintain all required regulatory approvals. In addition, the cost of operation and maintenance and the operating performance of geothermal power plants may be adversely affected by changes in certain laws and regulations, including tax laws.

For example, the federal government currently encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim in our consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or ‘‘production tax credits’’, which in 2007 was 2.0 cents per kWh and is adjusted annually for inflation, on the first ten years of electricity output (Production tax credits can only be claimed on new plants put into service between October 23, 2004 and December 31, 2008). We are also permitted to deduct most of the cost of the power plant as ‘‘depreciation’’ over five years on an accelerated basis. The fact that the deductions are accelerated means that more of the cost is deducted in the first few years than during the remainder of the depreciation period. In addition, we have the ability to transfer the value of these tax incentives when we are not in a position to use them directly. For instance, energy credits can be transferred through lease financing, and production tax credits may be transferred by bringing in another company who can use them as a partner in the project.

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

Our projects are required to comply with numerous domestic and foreign federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. Some of the environmental permits and governmental approvals that have been issued to the projects contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the projects could be adversely affected or be subject to fines, penalties or additional costs. In addition, we may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of the projects. As of the date of this report, we have not yet obtained certain permits and government approvals required for the completion and successful operation of projects under construction or enhancement. In addition, a nearby municipality has informed our Amatitlan project that an additional building permit should be obtained from such municipality before construction commences. Our failure to renew, maintain or obtain required permits or governmental approvals, including the permits and approvals necessary for operating projects under construction or enhancement, could cause our operations to be limited or suspended. Environmental laws, ordinances and regulations affecting us can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us.

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

We believe that at one time there may have been a gas station located on the Mammoth project site, but because of significant surface disturbance and construction since that time further physical evaluation of the former gas station site has been impractical. There may be soil or groundwater contamination and related potential liabilities of which we are unaware related to this site, which may be significant and could materially and adversely affect our business, financial condition, future results and cash flow.

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

If the transmission system of the Imperial Irrigation District experiences a force majeure event or a forced outage which prevents it from transmitting the electricity from the Heber 1, 2 and Gould projects or the Ormesa project to the relevant power purchaser, the relevant power purchaser would not be required to make energy payments for such non-delivered electricity and may not be required to make any capacity payments with respect to the affected project so long as such force majeure event or forced outage continues. Our revenues for the year ended December 31, 2007, from the projects utilizing the Imperial Irrigation District transmission system, were approximately $98.4 million. The impact of such force majeure would depend on the duration thereof, with longer outages resulting in greater revenue loss.

Some of our leases will terminate if we do not extract geothermal resources in ‘‘commercial quantities’’, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

Most of our geothermal resource leases are for a fixed primary term, and then continue for so long as geothermal resources are extracted in ‘‘commercial quantities’’ or pursuant to other terms of extension. The land covered by some of our leases is undeveloped and has not yet produced geothermal resources in ‘‘commercial quantities’’. Leases that cover land which remains undeveloped and does not produce, or does not continue to produce, geothermal resources in commercial quantities and leases that we allow to expire, will terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable project is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from, or inject geothermal resources into, such premises or secure rights to alternate geothermal resources or lands suitable for injection. We may not be able to do this or may not be able to do so without incurring increased costs, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our Bureau of Land Management leases may be terminated if we fail to comply with any of the provisions of the Geothermal Steam Act of 1970 or if we fail to comply with the terms or stipulations of such leases, which may materially and adversely affect our business, financial condition, future results and cash flow.

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

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel. In particular, our success depends on the continued efforts of Lucien Bronicki, Dita Bronicki, Nadav Amir, Yoram Bronicki and other key employees. The loss of the services of any key employee could materially harm our business, financial condition, future results and cash flow. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with Lucien Bronicki, Dita Bronicki and Yoram Bronicki, such members of our senior management may terminate their employment agreements without cause and with notice periods ranging from 90 to 180 days. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

Our projects have generally been financed through a combination of parent company loans and limited− or non-recourse project finance debt and lease financing. If our project subsidiaries default on their obligations under such limited or non-recourse debt or lease financing, we may be required to make certain payments to the relevant debt holders and if the collateral supporting such leveraged financing structures is foreclosed upon, we may lose certain of our projects.

Our projects have generally been financed using a combination of parent company loans and limited or non-recourse project finance debt or lease financing. Non-recourse project finance debt or lease financing refers to financing arrangements that are repaid solely from the project’s revenues and are secured by the project’s physical assets, major contracts, cash accounts and, in many cases, our ownership interest in the project subsidiary. Limited recourse project finance debt refers to our additional agreement, as part of the financing of a project, to provide limited financial support for the project subsidiary in the form of limited guarantees, indemnities, capital contributions and agreements to pay certain debt service deficiencies. If our project subsidiaries default on their obligations under the relevant debt documents, creditors of a limited recourse project financing will have direct recourse to us, to the extent of our limited recourse obligations, which may require us to use distributions received by us from other projects, as well as other sources of cash available to us, in order to satisfy such obligations. In addition, if our project subsidiaries default on their obligations under the relevant debt documents (or a default under such debt documents arises as a result of a cross-default to the debt documents of some of our other projects) and the creditors foreclose on the relevant collateral, we may lose our ownership interest in the relevant project subsidiary or our project subsidiary owning the project would only retain an interest in the physical assets, if any, remaining after all debts and obligations were paid in full.

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

Operations in Israel accounted for approximately 26.4%, 24.1% and 25.2% of our operating expenses in the year ended December 31, 2007, 2006 and 2005, respectively. Political, economic and security conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a significant increase in violence, primarily in the West Bank and Gaza Strip. As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. We could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel.

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

Our subsidiary, Ormat Systems Ltd., which we refer to as Ormat Systems, has received ‘‘Benefited Enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959, with respect to two of its investment programs. As a Benefited Enterprise, our subsidiary was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period from July 1, 2004 to June 30, 2006, and thereafter such income is subject to a reduced Israeli income tax rate of 25% for an additional five years. Our subsidiary is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for the period from January 1, 2007 to December 31, 2008, and thereafter such income is subject to a reduced Israeli income tax rate of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length, and that there will be no change in control of, on a cumulative basis, more than 49% of Ormat Systems’ capital stock (including by way of a public or private offering) without the prior written approval of the Income Tax Authorities. If Ormat Systems does not comply with these conditions, in whole or in part, it would be required to refund the amount of tax benefits (as adjusted by the Israeli consumer price index and for accrued interest) and would no longer benefit from the reduced Israeli tax rate, which could have an adverse effect on our business, financial condition, future results and cash flow. If Ormat Systems distributes dividends out of revenues derived during the tax exemption period from the benefited investment program, it will be subject, in the year in which such dividend is paid, to Israeli income tax on the distributed dividend.

If our parent defaults on its lease agreement with the Israel Land Administration, or is involved in a bankruptcy or similar proceeding, our rights and remedies under certain agreements pursuant to which we acquired our products business and pursuant to which we sublease our land and manufacturing facilities from our parent may be adversely affected.

We acquired our business relating to the manufacture and sale of products for electricity generation and related services from our parent, Ormat Industries. In connection with that acquisition, we entered into a sublease with Ormat Industries for the lease of the land and facilities in Yavne, Israel where our manufacturing and production operations are conducted and where our Israeli offices are located. Under the terms of our parent’s lease agreement with the Israel Land Administration, any sublease for a period of more than five years may require the prior approval of the Israel Land Administration. As a result, the initial term of our sublease with Ormat Industries is for a period of four years and eleven months beginning on July 1, 2004, extendable to twenty-five years less one day (which includes the initial term). The consent of the Israel Land Administration was obtained for a period of the shorter of (i) 25 years or (ii) the remaining period of the underlying lease agreement with the Israel Land Administration, which terminates between 2018 and 2047. On December 3, 2007, our board of directors approved a new lease transaction whereby we will enter into an additional lease agreement with Ormat Industries for the sublease of additional manufacturing facilities that will be built adjacent to the existing facilities. The agreement will expire on the same date as the abovementioned agreement. If our parent were to breach its obligations to the Israel Land Administration under its lease agreement, the Israel Land Administration could terminate the lease agreement and, consequently, our sublease would terminate as well.

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

Three of our seven directors are directors and/or officers of Ormat Industries, namely Lucien Bronicki, Dita Bronicki and Yoram Bronicki. In addition, four of our executive officers are also executive officers of Ormat Industries. Specifically, our Chairman, Director and Chief Technology

Officer, Lucien Bronicki, is the Chairman of our parent; our Chief Executive Officer and Director, Dita Bronicki, is the Chief Executive Officer of our parent; our Chief Financial Officer, Joseph Tenne, is the Chief Financial Officer of our parent; and Etty Rosner our Senior Vice President — Contract Management and Corporate Secretary is the Corporate Secretary of our parent. These directors and officers owe fiduciary duties to both companies and may have conflicts of interest on matters affecting both us and our parent, and in some circumstances may have interests adverse to our interests.

Our controlling stockholders may take actions that conflict with your interests.

Ormat Industries Ltd. holds approximately 60.27% of our common stock. Bronicki Investments Ltd. holds approximately 35.22% of the outstanding shares of common stock of Ormat Industries Ltd. as of February 28, 2008 (35.12% on a fully diluted basis). Bronicki Investments Ltd. is a privately held Israeli company and is controlled by Lucien and Dita Bronicki. Because of these holdings, our parent company will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. For example, our controlling stockholders will be able to control the sale or other disposition of our products business to another entity or the transfer of such business outside of the State of Israel; as such action requires the affirmative vote of at least 75% of our outstanding shares.

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

As of the date of this report, our parent, Ormat Industries Ltd., holds approximately 60.3% of our outstanding common stock and some of our directors, officers and employees also hold shares of our outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline. On November 10, 2004, we entered into a registration rights agreement with Ormat Industries whereby Ormat Industries may require us to register our common stock held by it or its directors, officers and employees with the Securities and Exchange Commission or to include our common stock held by it or its directors, officers and employees in an offering and sale by us.

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

Funds we have invested in certain auction rate securities may not be accessible for longer than 12 months and such auction rate securities may experience an other than temporary decline in value, which would adversely affect our income.

Our marketable securities portfolio, which totals $38.1 million at December 31, 2007, includes auction rate securities with a par value of $24.4 million. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which depending on the security can occur on a daily, weekly, or monthly basis, investors can sell or continue to hold the securities at par. In the fourth quarter of 2007, certain auction rate securities held by us with a par value of $11.2 million failed auction due to sell orders exceeding buy orders. As a result, we changed the way we determine the fair value of some of these investments in our financial statements for the year ended December 21, 2007, as described in Note 1 to our consolidated financial statements set forth in Part II Item 8 of this annual report. Among other things, these changes resulted in asset impairment charges and unrealized losses, which adversely affected our income and financial position for 2007.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in 2008.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease corporate offices at 6225 Neil Road, Reno, Nevada 89511-1136. We also occupy an approximately 66,000 square meter office and manufacturing facility located in the Industrial Park of Yavne, Israel, which we sublease from Ormat Industries. See Item 13 — ‘‘Certain Relationships and Related Transactions’’. We also lease small offices in each of the countries in which we operate.

We believe that our current facilities are adequate for our operations as currently conducted. If additional facilities are required, we believe that we could obtain additional facilities at commercially reasonable prices.

Each of our projects is located on property leased or owned by us or one of our subsidiaries, or is a property that is subject to a concession agreement.

Information and descriptions of our plants and properties are included in Item 1 — ‘‘Business’’, of this annual report.

ITEM 3.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the fiscal year 2007, other than as described below.

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

One of our subsidiaries, Ormat Inc., had been a party in a third-party complaint originally filed on November 15, 2005 by Lacy M. Henry and Judy B. Henry (the Henrys) in a bankruptcy proceeding in the United States Bankruptcy Court for the Eastern District of North Carolina. The Henrys are debtors in a Chapter 11 bankruptcy filed in the Bankruptcy Court. The Henrys were the sole shareholders of MPS Generation, Inc. (MPSG). We entered into a supply contract with MPSG dated as of December 29, 2003, under which we were retained as a subcontractor to produce four waste heat energy converters for a project for which MPSG had entered into a contract with Basin Electric Power Cooperative (Basin). Basin filed a lawsuit on February 24, 2005 against, among others, MPSG and the Henrys in the United States District Court for the District of North Dakota, alleging various causes of action including breach of contract, actual and constructive fraud, and conversion, and demanding the piercing of MPSG’s corporate veil to establish the personal liability of the Henrys for MPSG’s debts. On September 15, 2005, Basin filed a complaint commencing the bankruptcy adversary proceeding, seeking a determination that the claims which Basin alleged against the Henrys in the North Dakota lawsuit were not dischargeable. On November 15, 2005, the Henrys answered Basin’s complaint in the bankruptcy proceeding and also filed a third-party complaint against us, alleging that to the extent the Henrys are found personally liable to Basin for MPSG’s debts, the Henrys have claims against us for breach of contract/breach of warranty, tortious interference with contract, unfair or deceptive trade practices and fraud. The Henrys alleged damages in excess of $100 million. On December 15, 2005, we filed an answer denying the Henrys’ claims and asserting counterclaims against the Henrys. Our subsidiary filed a motion to dismiss the Henrys’ claims on January 31, 2006. On March 21, 2006, Basin filed an Amended Complaint in the bankruptcy proceeding, consolidating the causes of action it brought in the North Dakota lawsuit. In their answer to Basin’s Amended Complaint, the Henrys raised the same third party claims against our subsidiary. On May 11, 2006, the Bankruptcy Court entered an order denying our subsidiary’s motion to dismiss the Henrys’ claims against it, but staying the Henrys’ litigation against our subsidiary pending the resolution of Basin’s alter ego claims against the Henrys. On October 25, 2007, all of the parties entered into a settlement agreement, which provides for the release of any and all claims, demands, and causes of action by and among the parties, and stipulates that the settlement should not be construed as an admission of liability or wrongdoing by any party. Our subsidiary was not required to make any payment to any of the parties as part of the settlement agreement.

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

On December 18, 2007, we sent our shareholders an information statement regarding action taken by written consent of majority shareholders without a meeting. We requested stockholder consent to comply with NYSE requirements that an issuer of listed securities obtain prior stockholder approval of an issuance of shares of common stock to a related party in an aggregate amount greater than 1% of an issuer’s outstanding shares of common stock or one percent of the voting power outstanding before the issuance. This approval was required by the NYSE in connection with our proposed sale of 693,750 shares of common stock to our parent for an aggregate purchase price of approximately $33.3 million, as described in Part II, Item 5 of this annual report. Our parent approved the issuance of shares by written consent on December 3, 2007, effective on or about January 8, 2008. This constituted the majority vote required to approve the action. No meeting was held, no proxies were solicited from other shareholders and no vote or other consent or action by other shareholders was requested or taken. The actual issuance of the common stock to our parent was completed on January 8, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol ‘‘ORA’’. Public trading of our stock commenced on November 11, 2004. Prior to that, there was no public market for our stock. The approximate number of holders of record of our common stock was 10 on February 28, 2008. On February 28, 2008, our stock’s closing price as reported on the New York Stock Exchange was $45.31 per share.

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

We have declared the following dividends over the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006
August 6, 2006	$0.04	August 23, 2006	August 30, 2006
November 7, 2006	$0.04	November 30, 2006	December 13, 2006
February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008

High/Low Stock Prices:

Ormat Technologies, Inc. (ORA) — High and Low Prices for the years ended December 31, 2006 and 2007, and from January 1 until February 28, 2008:

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007	January 1 to February 28, 2008
High:	$43.42	$40.54	$38.59	$40.98	$37.00	$33.72	$46.34	$57.00	$56.12
Low:	$27.75	$31.64	$31.75	$32.01	$44.59	$41.99	$37.68	$46.82	$39.79

Stock Performance Graph:

The following performance graph represents the cumulative total shareholder return for the period November 11, 2004 (the date upon which trading of the Company’s common stock commenced) through December 31, 2007 for our common stock, as compared to the Standard and Poor’s Composite 500 Index, and a peer group.

	11/11/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Ormat Technologies Inc.	$100	$109	$174	$245	$367
Standard & Poor’s Composite 500 Index	$100	$108	$111	$126	$131
IPP Peers*	$100	$113	$144	$210	$214
Renewable Peers*	$100	$110	$185	$182	$338

*	Independent Power Producer (IPP) Peers are The AES Corporation, NRG Energy Inc. and International Power PLC, Renewable Energy (Renewable) Peers are Acciona S.A., Evergreen Solar Inc., Energy Conversion Devices Inc., Nevada Geothermal Power Corp. and U.S. Geothermal Inc.

The above Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act and the Exchange Act except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Equity Compensation Plan Information

For information on our equity compensation plan, refer to Item 12 — ‘‘Security Ownership of Certain Beneficial Owners and Management’’.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On October 26, 2007, we completed an unregistered sale of 381,254 shares of common stock to our parent, Ormat Industries Ltd., at a price of $45.90 per share, or approximately $17.5 million. On January 8, 2008, we completed an unregistered sale of 693,750 shares of common stock to our parent, at a price of $48.02 per share of common stock, or approximately $33.3 million. We believe that these unregistered sales complied with the requirements of Regulation S under the Securities Act. Our parent is not a U.S. Person within the meaning of Regulation S. The sales were made in an offshore transaction, and no selling efforts were made in the U.S. Our parent agreed that the shares of common stock issued in the unregistered sales would not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act,

Available Financial Information

We make available our annual report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website at www.ormat.com, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549 or at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this annual report.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 from our audited consolidated financial statements set forth in Part II Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2004 and 2003, and as of December 31, 2005, 2004 and 2003 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and our consolidated financial statements set forth in Part II Item 8 of this annual report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Electricity:
Energy and capacity	$90,827	$106,682	$104,975	$100,281	$77,752
Lease portion of energy and capacity	122,456	86,115	70,963	58,550	—
Lease income	2,686	2,686	1,431	—	—
Total Electricity	215,969	195,483	177,369	158,831	77,752
Products	79,950	73,454	60,623	60,399	41,688

Total revenues	295,919	268,937	237,992	219,230	119,440

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Cost of revenues:
Electricity:
Energy and capacity	82,620	77,768	70,328	63,300	46,726
Lease portion of energy and capacity	60,835	41,345	30,215	26,442	—
Lease expense	5,243	5,243	3,072	—	—
Total Electricity	148,698	124,356	103,615	89,742	46,726
Products	68,036	51,215	45,236	46,336	29,494
Total cost revenues	216,734	175,571	148,851	136,078	76,220
Gross margin:	79,185	93,366	89,141	83,152	43,220
Operating expenses:
Research and development expenses	3,663	2,983	3,036	2,175	1,391
Selling and Marketing expenses	10,645	10,361	7,876	7,769	7,087
General and administrative expenses	21,416	18,094	14,320	11,609	9,252
Gain on sale of geothermal resource rights	—	—	—	(845)	—
Operating income	43,461	61,928	63,909	62,444	25,490
Other income (expense):
Interest income	6,565	6,560	4,308	1,316	607
Interest expense	(26,983)	(30,961)	(55,317)	(42,785)	(8,120)
Foreign currency translation and transaction loss	(1,339)	(704)	(439)	(146)	(316)
Impairment of auction rate securities	(2,020)	—	—	—	—
Other non-operating income	890	694	512	112	464
Income before income taxes, minority interest and equity in income of investees	20,574	37,517	12,973	20,941	18,125
Income tax provision	(1,822)	(6,403)	(4,690)	(6,609)	(2,506)
Minority interest in earnings of subsidiaries	3,882	(813)	—	(108)	(519)
Equity in income of investees	4,742	4,146	6,894	3,567	559
Income before cumulative effect of change in accounting principle	27,376	34,447	15,177	17,791	15,659
Cumulative effect of change in accounting principle (net of tax benefit of $125,000)	—	—	—	—	(205)
Net income	$27,376	$34,447	$15,177	$17,791	$15,454
Basic earnings per share:
Income from continuing operations	$0.71	$1.00	$0.48	$0.72	$0.67
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)
Net income	$0.71	$1.00	$0.48	$0.72	$0.66

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Diluted earnings per share:
Income from continuing operations	$0.70	$0.99	$0.48	$0.72	$0.67
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)
Net income	$0.70	$0.99	$0.48	$0.72	$0.66
Weighted average number of shares used in computation of earnings per share:
Basic	38,762	34,593	31,563	24,806	23,214
Diluted	38,880	34,707	31,609	24,806	23,214
Cash dividend per share declared during the year	$0.2200	$0.1500	$0.1200	$0.1025	$—
Balance Sheet Data (at end of year):
Cash and cash equivalents	$47,227	$20,254	$26,976	$36,750	$8,873
Working capital	22,337	34,429	36,616	50,341	2,677
Property, plant and equipment, net (including construction-in process)	977,400	793,164	620,091	527,003	379,133
Total assets	1,274,909	1,160,102	914,480	850,088	543,138
Long-term debt (including current portion)	322,472	372,009	365,539	384,515	260,488
Notes payable to Parent (including current portion)	57,847	140,153	171,805	193,852	177,004
Stockholders’ equity	618,083	440,794	182,259	167,914	36,975

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants, in most cases using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. We currently own or control, as well as operate, geothermal projects in the United States, Guatemala, Kenya and Nicaragua, as well as recovered energy generation (REG) plants in the United States. During the years ended December 31, 2007 and 2006, our U.S. power plants generated 1,994,263 MWh and 1,789,794 MWh, respectively.

For the year ended December 31, 2007, our Electricity Segment represented approximately 73.0% of our total revenues, while our Products Segment represented approximately 27.0% of our total revenues during such year.

During the year ended December 31, 2007, our total revenues increased by 10.0% (from $268.9 million to $296.0 million) over the previous year. Revenues from the Electricity Segment increased by 10.5%, while revenues from the Products Segment increased by 8.8%.

For the year ended December 31, 2007, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $216.0 million. In addition, revenues from our 50% ownership of the Mammoth Project and from our 80% ownership of the Leyte Project were $17.6 million for the year ended December 31, 2007. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view on the scope of the activities of the power plants that we operate. Our Leyte project was transferred to PNOC-Energy Development Corporation on September 25, 2007 pursuant to the terms of a Build, Operate, and Transfer agreement under which we previously owned and operated that project. Our investments in the Mammoth and Leyte projects are accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the year ended December 31, 2007.

During the year ended December 31, 2007, revenues attributable to our Products Segment were $80.0 million.

Recovered energy-based power generation continues to present opportunities for us in the United States and throughout the world. We expect that recovered energy generation projects will continue to contribute to our growth in both the Electricity Segment and the Products Segment. During the year ended December 31, 2007, we recognized revenues in our Products Segment of approximately $37.3 million from REG compared to $25.0 million during the year ended December 31, 2006.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term power purchase agreements. The price for electricity under all but one of our power purchase agreements is effectively a fixed price at least through May 2012. The exception is the power purchase agreement of the Puna project. It has a variable energy rate based on the local utility’s short run avoided costs, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the year ended December 31, 2007, 82.0% of our electricity revenues were derived from contracts with fixed energy rates, and therefore such revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under the heading ‘‘Seasonality’’. Revenues attributable to our Products Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, we typically focus on the internal rate of return of the relevant investment, relevant technical and geological matters and other relevant business considerations. We evaluate our operating projects based on revenues and expenses, and our projects that are under development based on costs attributable to each such project. By contrast, we evaluate the performance of our Products Segment based on the timely delivery of our products, performance quality of our products and costs actually incurred to complete customer orders as compared to the costs originally budgeted for such orders.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	In 2005, 2006 and 2007, our primary activity has been the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects, as discussed in Item 1 — ‘‘Business — Our Power Generation Business’’ in this annual report. As a result, growth in revenues and overall generating capacity has been more moderate than in 2003 and 2004, in which we made significant acquisitions. Nevertheless, we expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment in 2008, as compared with 2007.

•	We continue to experience increases in the cost of raw materials and labor and transportation costs required for our manufacturing activities and equipment used in our power plants, as well as for sale to third parties. We have experienced an increase in drilling costs and a shortage in drilling equipment. We believe this is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs, resulting from, among other things, increased labor costs. This is particularly true in the United States, where a significant increase in construction activities has caused higher prices. An increase in our raw materials, drilling, construction, labor, transportation and other costs may have an adverse effect on our financial condition and results of operations.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environment, which may create business opportunities for us going forward.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Twenty-nine states and the District of Colombia, including California, Nevada and Hawaii (where we have been most active in geothermal development and in which all of our U.S. geothermal projects are located) have adopted renewable portfolio standards, renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	In addition to renewable portfolio standards, several federal climate change proposals are being considered. For example, the Lieberman-Warner Climate Security Act (S. 2191) was approved by the United States Senate Environment and Public Works Committee on December 5, 2007. This bill would place a cap on greenhouse gas emissions and require increasing reductions in greenhouse gas emissions. In the absence of federal legislation, states are passing greenhouse gas legislation. For example, on September 27, 2006, the California Global Warming Solutions Act of 2006 (the Act) was signed into law. The Act regulates most sources of greenhouse gas emissions and is expected to result in a reduction of carbon emissions to 1990 levels by 2020, representing a twenty-five percent reduction in greenhouse gas emissions. To accomplish this, the Act provides a framework for greenhouse gas emissions reductions through the use of emissions control technologies and other cost-effective reduction strategies, one of which may involve the use of market-based trading of emissions rights. In addition to California, sixteen other states have set greenhouse gas emissions targets (Arizona, Connecticut, Florida, Hawaii, Illinois, Massachusetts, Maine, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont and Washington). Regional Initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. For example, many northeastern states are part of the Regional Greenhouse Gas Initiative (‘‘RGGI’’), a regional cap-and trade system to limit carbon dioxide. In addition to RGGI, other states have also established the Midwestern Regional Greenhouse Gas Reduction Accord and the Western Climate Initiative. Although individual and regional programs will take some time to develop, their requirements, particularly the creation of any market-based trading mechanism to achieve compliance with emissions caps, should be advantageous to in-state and in-region

(and, in some cases, such as RGGI and the state of California, inter-regional) energy generating sources that have low carbon emissions such as geothermal energy. Although it is currently hard to quantify the direct economic benefit of these efforts to reduce greenhouse gas emissions, we believe they will prove advantageous to us.

•	Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products. These initiatives include the award of long -term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements (except as noted below for our Steamboat 1 project, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis). We also intend to continue to pursue growth in our recovered energy business.

•	Over the last two years, competition from the wind and solar power generation industry has increased. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices.

•	Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will emerge as the preferred source of renewable energy.

•	Over the last year, new entrants to the geothermal industry, both in the power generation space and in the lease of geothermal resources, have increased competition in the industry. While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new power purchase agreements and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Those risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in Kenya and other countries in which we operate. Although we maintain political risk insurance to mitigate such risks, insurance does not provide complete coverage with respect to all such risks.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’, which in 2007 was 2.0 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed on the electricity output of new geothermal power plants put into service by December 31, 2008.

•	The Energy Policy Act of 2005 authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants generally pursuant to long-term power purchase agreements. However, such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’. Electricity Segment revenues may also be affected by higher-than-average ambient temperature, which could cause a decrease in the generating capacity of our power plants, and by unplanned major maintenance activities related to our power plants.

Our power purchase agreements generally provide for the payment of energy or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our power purchase agreements provide for bonus payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser’s short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others). Our more recent power purchase agreements provide generally for energy payments alone with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.

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

Revenues attributable to our Products Segment are generally less predictable than revenues from our Electricity Segment. This is because larger customer orders for our products are typically a result of our participating in, and winning tenders issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, our revenues from our Products Segment fluctuate (and at times, extensively) from period to period.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues in Thousands			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005

Revenues
Electricity Segment	$215,969	$195,483	$177,369	73.0%	72.7%	74.5%
Products Segment	79,950	73,454	60,623	27.0	27.3	25.5
Total	$295,919	$268,937	$237,992	100.0%	100.0%	100.0%

Geographical breakdown of revenues

For the years ended December 31, 2007, 2006 and 2005, respectively, 83.3%, 83.3% and 87.8% of the revenues attributable to our Electricity Segment were generated in the United States. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the years indicated:

	Revenues in Thousands			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
United States	$179,999	$162,844	$155,646	83.3%	83.3%	87.8%
Foreign	35,970	32,639	21,723	16.7	16.7	12.2
Total	$215,969	$195,483	$177,369	100.0%	100.0%	100.0%

In the years ended December 31, 2007 and 2006, 28.1% and 14.3%, respectively, of our revenues attributable to our Products Segments were generated in the United States. In the year ended December 31, 2005, we did not have material products sales in the United States.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison, for the Heber 1 and 2 projects, the Mammoth project and the Ormesa project and the prices that will be paid for the electricity under the power purchase agreement for the North Brawley project are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna project are tied to the price of oil. Accordingly, our revenues for that project, which accounted for approximately 14.6% of our total revenues for the year ended December 31, 2007, may be volatile.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating projects include operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna lease transactions is included as a separate line item in our Electricity Segment cost of revenues (See ‘‘Liquidity and Capital Resources’’). For management purposes, we analyze such costs on a combined basis with other cost of revenues in our Electricity Segment.

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the year ended December 31, 2007, royalties constituted approximately 4.33% of the Electricity Segment revenues, compared to approximately 3.9% in the year ended December 31, 2006.

Products Segment

The principal cost of revenues attributable to our Products Segment include materials, salaries and related employee benefits, expenses related to subcontracting activities, transportation expenses, and sales commissions to sales representatives. Some of the principal expenses attributable to our Products Segment, such as a portion of the costs related to labor, utilities and other support services are fixed, while others, such as materials, construction, transportation and sales commissions, are variable and may fluctuate significantly, depending on market conditions. As a result, the cost of revenues attributable to our Products Segment, expressed as a percentage of total revenues, fluctuates. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash, Cash Equivalents and Short-Term Marketable Securities

Our cash, cash equivalents and short-term marketable securities as of December 31, 2007 decreased to $60.7 million from $116.7 million as of December 31, 2006. This decrease is principally due to our use during 2007 of $216.4 million of cash resources to fund capital expenditures and $131.8 million to repay long-term debt to our parent and to third parties (including the $50.7 million capital note on December 3, 2007). The decrease is also attributable to the classification of $2.8 of our marketable securities as non-current assets. This classification is due to failed auctions in the fourth quarter of 2007 of certain auction rate securities in our portfolio, as described below in the section entitled ‘‘Exposure to Market Risks’’. The decrease in our cash resources was partially offset by the $137.2 million net proceeds from our sale of 3,000,000 shares of common stock to Lehman Brothers in a block trade in October 2007 at a price of $45.90 per share (net of underwriting fees and commissions), the $17.5 million net proceeds from our sale of 381,254 shares to our parent at a price of $45.90 per share, the $69.2 million net proceeds from the OPC tax monetization transaction described below, and the $58.7 million derived from operating activities in the year ended December 31, 2007.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements set forth in Part II Item 8 of this annual report. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Such estimates are based on management’s historical experience, the terms of existing contracts, management’s observance of trends in the geothermal industry, information provided by our customers and information available to management from other outside sources, as appropriate. Such estimates are subject to an inherent degree of uncertainty and, as a result, actual results could differ from our estimates. Our critical accounting policies include:

•	Revenues and Cost of Revenues. Revenues related to the sale of electricity from our geothermal and recovered energy-based power plants and capacity payments paid in connection with such sales (electricity revenues) are recorded based upon output delivered and capacity provided by such power plants at rates specified pursuant to the relevant power purchase agreements. Revenues generated from engineering and operating services and sales of products and parts are recorded once the service is provided or product delivery is made, as applicable.

Revenues generated from the construction of geothermal and recovered energy power plant equipment and other equipment on behalf of third parties (products revenues) are recognized using the percentage of completion method. The percentage of completion method requires estimates of future costs over the full term of product delivery. Such cost estimates are made by management based on prior operations and specific project characteristics and designs. If management’s estimates of total estimated costs with respect to our Products Segment are inaccurate, then the percentage of completion is inaccurate resulting in an over or under-estimate of gross margins. As a result, we review and update our cost estimates on significant contracts on a quarterly basis, and no less than annually for all others, or when circumstances change and warrant a modification to a previous estimate. Changes in job performance, job conditions, and estimated profitability, including those arising from the application of penalty provisions in relevant contracts and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses relating to contracts are made in the period in which such losses are determined.

•	Property, Plant and Equipment. All costs associated with the acquisition, development and construction of power plant facilities are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. We estimate the useful life of our power plants to range between 25 and 30 years. Such estimates are made by management based on factors such as prior operations, the terms of the underlying power purchase agreements, geothermal resources, the location of the assets and specific project characteristics and designs. Changes in such estimates could result in useful lives which are either longer or shorter than the depreciable lives of such assets. We periodically re-evaluate the estimated useful life of our power plants and revise the remaining depreciable life on a prospective basis.

We capitalize costs incurred in connection with the exploration and development of geothermal resources on an ‘‘area-of-interest’’ basis. All such costs, which include dry hole costs and the cost of drilling and equipping production wells and other directly attributable costs, are capitalized and amortized over their estimated useful lives when production commences. Although we do not commence exploration activities until feasibility studies have determined that the project is capable of commercial production, it is possible that economically recoverable reserves will not be found in an ‘‘area of interest’’ and exploration activities will be abandoned. In this case, capitalized exploration costs would be expensed. To date, we have not abandoned any exploration projects.

•	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. We evaluate long-lived assets, such as property, plant and equipment, power purchase agreements and unconsolidated investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors which could trigger an impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of acquired assets or our overall business strategy, negative industry or economic trends, a determination that a suspended project is not likely to be completed, legal factors relating to our business or when we conclude that it is more likely than not that an asset will be disposed of or sold. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. The significant assumptions that we use in estimating our undiscounted future cash flows include: (i) projected generating capacity of the project and rates to be received under the respective power purchase agreement, and (ii) projected operating expenses of the relevant project.

If our assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows. If actual results are not consistent with our assumptions used in estimating future cash flows and fair values, we may incur additional losses that could be material to our financial condition or results of operations.

•	Obligations Associated with the Retirement of Long-Lived Assets. We record the fair market value of legal liabilities related to the retirement of our assets in the period in which such liabilities are incurred. Our liabilities related to the retirement of our assets include our obligation to plug wells upon termination of our operating activities, the dismantling of our geothermal power plants upon cessation of our operations and the performance of certain remedial measures related to the land on which such operations were conducted. When a new liability for an asset retirement obligation is recorded, we capitalize the costs of such liability by increasing the carrying amount of the related long-lived asset. Such liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. At retirement, we will either settle the obligation for its recorded amount or will report either a gain or a loss with respect thereto. Estimates of the costs associated with asset retirement obligations are based on factors such as prior operations, the location of the assets and specific project characteristics. We review and update our cost estimates periodically and adjust our asset retirement obligations in the period in which the revisions are determined. If actual results are not consistent with our assumptions used in estimating our asset retirement obligations, we may incur additional losses that could be material to our financial condition or results of operations.

•	Marketable Securities. Our marketable securities consist of debt securities (mainly auction rate securities and commercial paper). We account for such securities in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our investments in marketable securities (including marketable securities which are part of restricted cash accounts) are treated as ‘‘available-for-sale’’ under SFAS No. 115. We report marketable securities at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Net realized gains or losses are reported in other income (expense). We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. An impairment charge is recorded to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which in our case occurs every twenty-eight days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. In the fourth quarter of 2007, some of the auction rate securities we held failed to sell in the auctions that are held periodically to re-set the interest rate on those securities. As a result, consistent with our policies described above, we recorded asset impairment charges and unrealized losses for certain of the auction rate securities we held, and classified those securities with failed auctions as long-term assets in our consolidated balance as of December 31, 2007. These charges and the amounts involved are set forth in Note 1 to our consolidated financial statements for the year ended December 31, 2007 set forth in Item 8 of this annual report.

•    Accounting for Income Taxes.     Significant estimates are required to arrive at our consolidated income tax provision and other tax balances. This process requires us to estimate our actual current tax exposure and to make an assessment of temporary differences resulting from differing treatments of items for tax and accounting purposes. Such differences result in deferred tax assets and liabilities which are included in our consolidated balance sheets. For those jurisdictions where the projected operating results indicate that realization of our net deferred tax assets is not likely, a valuation allowance is recorded.

In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realization of tax loss carry-forwards. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates and future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred tax asset as of December 31, 2007 will be realized. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the consolidated financial statements. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations.

New Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements set forth in Item 8 of this annual report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different years described below may be of limited utility due to the following: (i) our recent construction of new projects and enhancement of acquired projects; and (ii) fluctuation in revenues from our Products Segment. A number of operational issues in the first quarter of 2007 resulted in both reduced revenues and increased costs for the year ended December 31, 2007. Such operational issues are not expected to continue and are not, in our opinion, indicative of future trends.

	Year Ended December 31,
	2007	2006	2005
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$215,969	$195,483	$177,369
Products Segment	79,950	73,454	60,623
	295,919	268,937	237,992
Cost of revenues:
Electricity Segment	148,698	124,356	103,615
Products Segment	68,036	51,215	45,236
	216,734	175,571	148,851
Gross margin:
Electricity Segment	67,271	71,127	73,754
Products Segment	11,914	22,239	15,387
	79,185	93,366	89,141
Operating expenses:
Research and development expenses	3,663	2,983	3,036
Selling and marketing expenses	10,645	10,361	7,876
General and administrative expenses	21,416	18,094	14,320
Operating income	43,461	61,928	63,909
Other income (expense):
Interest income	6,565	6,560	4,308
Interest expense	(26,983)	(30,961)	(55,317)
Foreign currency translation and transaction losses	(1,339)	(704)	(439)
Impairment of auction rate securities	(2,020)	—	—
Other non-operating income	890	694	512
Income before income taxes, minority interest and equity in income of investees	20,574	37,517	12,973
Income tax provision	(1,822)	(6,403)	(4,690)
Minority interest	3,882	(813)	—
Equity in income of investees	4,742	4,146	6,894
Net income	$27,376	$34,447	$15,177
Earnings per share:
Basic	$0.71	$1.00	$0.48
Diluted	$0.70	$0.99	$0.48
Weighted average number of shares used in computation of earnings per share:
Basic	38,762	34,593	31,563
Diluted	38,880	34,707	31,609

	Year Ended December 31,
	2007	2006	2005
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	73.0%	72.7%	74.5%
Products Segment	27.0	27.3	25.5
	100.0	100.0	100.0
Cost of revenues:
Electricity Segment	68.9	63.6	58.4
Products Segment	85.1	69.7	74.6
	73.2	65.3	62.5
Gross margin:
Electricity Segment	31.1	36.4	41.6
Products Segment	14.9	30.3	25.4
	26.8	34.7	37.5
Operating expenses:
Research and development expenses	1.2	1.1	1.3
Selling and marketing expenses	3.6	3.9	3.3
General and administrative expenses	7.2	6.7	6.0
Operating income	14.7	23.0	26.9
Other income (expense):
Interest income	2.2	2.4	1.8
Interest expense	(9.1)	(11.5)	(23.2)
Foreign currency translation and transaction losses	(0.5)	(0.3)	(0.2)
Impairment of auction rate securities	(0.7)	0.0	0.0
Other non-operating income	0.3	0.3	0.2
Income before income taxes, minority interest and equity in income of investees	7.0	14.0	5.5
Income tax provision	(0.6)	(2.4)	(2.0)
Minority interest	1.3	(0.3)	0.0
Equity in income of investees	1.6	1.5	2.9
Net income	9.3%	12.8%	6.4%

Comparison of the Year Ended December 31, 2007 and the Year Ended December 31, 2006

Total Revenues

Total revenues for the year ended December 31, 2007 were $296.0 million, as compared with $268.9 million for the year ended December 31, 2006, which represented a 10.0% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 10.5% and 8.8%, respectively, over the same period in 2006.

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2007 were $216.0 million, as compared with $195.5 million for the year ended December 31, 2006, which represented a 10.5% increase in such revenues. This increase is mainly attributable to additional revenues of $17.1 million generated in the United States as a result of an increase in our generating capacity and energy generation in the United States from 1,789,794 MWh in the year ended December 31, 2006 to 1,994,263 MWh in the year ended December 31, 2007. This increase is mainly the result of additional generation from new power plants placed in service, the enhancements of existing power plants and an increase in the energy rates in Standard Offer # 4 power purchase agreements payable by Southern California Edison. The increase also is partially attributable to a net increase of $3.4 million in revenues from our international plants as a result of revenues generated from our Amatitlan project in Guatemala, which started generating electricity in March 2007 and an increase in revenues generated from the Zunil project in Guatemala, which was consolidated as of March 13, 2006. The increase in revenues from our foreign projects was partially offset by a decrease of $3.6 million in revenues from our Momotombo project in Nicaragua as a result of a failure of turbines that we did not manufacture. The Momotombo power plant returned to full operation in November 2007.

Products Segment

Revenues attributable to our Products Segment for the year ended December 31, 2007 were $80.0 million, as compared with $73.5 million for the year ended December 31, 2006, which represented an 8.8% increase in such revenues. This increase of $6.5 million in the year ended December 31, 2007 is principally attributable to increased revenues of our recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2007 was $216.7 million, as compared with $175.6 million for the year ended December 31, 2006, which represented a 23.4% increase in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2007 was 73.2% compared with 65.3% for the year ended December 31, 2006. These increases are attributable to increased costs in both our Electricity and Products Segments, as discussed below, as well as the increase in revenues in both segments.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2007 was $148.6 million, as compared with $124.4 million for the year ended December 31, 2006, which represented a 19.5% increase in total cost of revenues for such segment. This increase is primarily due to: (i) costs of $2.0 million related to a scheduled overhaul in the Heber 1 project (such an overhaul is performed once every four to five years); (ii) costs relating to new and enhanced projects placed into service; and (iii) an increase in labor and materials costs in existing plants. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2007 was 68.9% compared with 63.6% for the year ended December 31, 2006.

Products Segment

Total cost of revenues attributable to our Products Segment for the year ended December 31, 2007 was $68.0 million as compared with $51.2 million for the year ended December 31, 2006, which represented a 32.8% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our Products Segment revenues, a different product mix, and an increase in labor, material, construction and transportation costs, which affected our margins in this segment. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the year ended December 31, 2007 was 85.1% as compared with 69.7% for the year ended December 31, 2006.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2007 were $3.7 million, as compared with $3.0 million for the year ended December 31, 2006, which represented a 22.8% increase. Such $0.7 million increase reflects fluctuations in the timing in which actual expenses were incurred and is not indicative of a trend towards increased research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2007 were $10.6 million, as compared with $10.4 million for the year ended December 31, 2006, which represented a 2.7% increase. The increase was due primarily to an increase in salaries, offset partially by a decrease in selling and marketing costs relating to the Products Segment. Selling and marketing expenses for the year ended December 31, 2007 constituted 3.6% of total revenues for such period, as compared with 3.9% for the year ended December 31, 2006.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2007 were $21.4 million, as compared with $18.1 million for the year ended December 31, 2006, which represented an 18.4% increase. Such increase is attributable to an increase in personnel expenses and other administrative expenses as a result of hiring additional personnel in expectation of our future growth, and as a result of an increase in salaries. General and administrative expenses for the year ended December 31, 2007 increased to 7.2% of total revenues for such period, from 6.7% for the year ended December 31, 2006.

Operating Income

Operating income for the year ended December 31, 2007 was $43.5 million, as compared with $61.9 million for the year ended December 31, 2006. Such decrease in operating income was principally attributable to a $14.1 million decrease in gross margin primarily due to the increase in total cost of revenues as explained above, and an increase of $4.3 million in operating expenses. Operating income attributable to our Electricity Segment for the year ended December 31, 2007 was $43.7 million, as compared with operating income of $50.3 million for the year ended December 31, 2006. Operating loss attributable to our Products Segment for the year ended December 31, 2007 was $0.2 million, as compared with operating income of $11.6 million for the year ended December 31, 2006. The $11.8 million decrease in operating income in our Products Segment reflects the 32.8% increase in cost of revenues offsetting an 8.8% increase in revenues in that segment, both of which are explained above. We were unable to increase our revenues in the Products Segment enough to offset the increased costs because certain long-term supply agreements do not allow us to escalate project pricing to compensate for increased project costs.

Interest Expense

Interest expense for the year ended December 31, 2007 was $27.0 million, as compared with $31.0 million for the year ended December 31, 2006, which represented a 12.8% decrease. The $4.0 million decrease is primarily due to principal repayments. The decrease in interest expense was partially offset by a decrease of $1.2 million in interest capitalized to projects under construction.

Impairment of Auction Rate Securities

In the year ended December 31, 2007, we recorded $2.0 million of an impairment, as a result of an other-than-temporary decline in the value of certain auction rate securities.

Income Taxes

Income tax provision for the year ended December 31, 2007 was $1.8 million, as compared with $6.4 million for the year ended December 31, 2006. The effective tax rates for the years ended December 31, 2007 and 2006 were 8.9% and 17.1%, respectively. Our effective tax rate decreased in the year ended December 31, 2007 compared with the year ended December 31, 2006 due to the following: (i) an increase in production tax credits as a result of new power plants placed in service; (ii) a decrease of 2% in the tax rate in Israel commencing January 1, 2007; and (iii) a tax credit related to our subsidiaries in Guatemala.

Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The impact on the income tax provision for the year ended December 31, 2007 resulting from the adoption of FIN No. 48 was $0.8 million.

Minority interest

Minority interest for the year ended December 31, 2007 includes income of $3.9 million from the sale of limited liability company interests in OPC LLC to institutional equity investors in June 2007. Minority interest for the year ended December 31, 2006 includes $0.8 million minority interest in earnings of the Zunil project.

Equity in Income of Investees

Our participation in the income generated from our investees for the year ended December 31, 2007 was $4.7 million, as compared with $4.1 million for the year ended December 31, 2006. On September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although going forward this will reduce our owned foreign generation capacity by 39 MW with a commensurate impact on equity in income of investees and net income.

Net Income

Net income for the year ended December 31, 2007 was $27.4 million, as compared with $34.4 million for the year ended December 31, 2006, a decrease of 20.5%. Such decrease in net income was principally attributable to an $18.5 million decrease in operating income as explained above. This was partially offset by a decrease in our income tax provision of $4.6 million, a $4.0 million decrease in interest expense, a $2.0 million impairment of auction rate securities and a $4.7 million increase in minority interest as described above. Net income for the year ended December 31, 2007 includes stock-based compensation related to stock options of $3.2 million as compared with $1.5 million for the year ended December 31, 2006.

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

Operating Income

Operating income for the year ended December 31, 2006 was $61.9 million, as compared with operating income of $63.9 million for the year ended December 31, 2005. Such decrease in operating income was principally attributable to an increase of $6.2 million in operating expenses, offset by a $4.2 million increase in gross margin. Operating income attributable to our Electricity Segment for the year ended December 31, 2006 was $50.3 million, as compared with $56.8 million for the year ended December 31, 2005. Operating income attributable to our Products Segment for the year ended December 31, 2006 was $11.6 million, as compared with $7.1 million for the year ended December 31, 2005.

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

During the year ended December 31, 2007 and 2006, we recognized net stock-based compensation expenses related to stock options of $3.2 million and $1.5 million, respectively. As of December 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $6.9 million and will be recognized over an estimated weighted average amortization period of 1.4 years.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash from operations, proceeds from parent company loans, third party debt in the form of borrowing under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes, project financing (including the Puna lease and the OPC Tax Monetization transaction described below) and the issuance of our common stock in public and private offerings. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs.

As of December 31, 2007, we have access to the following sources of funds: (i) $60.7 million in cash, cash equivalents and short-term marketable securities; and (ii) $110.0 million of corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for 2008 include approximately $447.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $65.8 million for debt repayment (including to our parent).

We expect to finance these requirements with the funds described above, $33.3 million of proceeds from the sale of common stock to our parent described below, additional proceeds of approximately $46.6 million which we will receive in the first half of 2008 from the second closing of the OPC Tax Monetization Transaction, and from cash flows from our operations, as well as with additional borrowing capacity under future line of credit with commercial banks that are under negotiations, future project financing and refinancing, and future tax monetization transactions. Our management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on January 31, 2006, provides us with the ability to raise additional capital of up to $623 million through the issuance of securities.

As described in ‘‘Recent Developments’’, on October 26, 2007, we completed a sale of 3,000,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $45.90 per share (net of underwriting fees and commissions), under our shelf registration statement filed in early 2006, and on the same date we completed an unregistered sale of 381,254 shares of common stock to our parent, Ormat Industries Ltd., at a price of $45.90 per share. Net proceeds from both sales to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $154.7 million. A portion of the proceeds from the block trade and the unregistered sale of shares was used to repay a capital note owed to our parent in the amount of $50.7 million on December 3, 2007 (See ‘‘Loan Agreements with our Parent’’). As further described in ‘‘Recent Developments’’, on January 8, 2008, we completed an unregistered sale of an additional 693,750 shares of common stock to our parent at a price of $48.02 per share. The proceeds from this unregistered sale were approximately $33.3 million. The proceeds from this sale will be used for general corporate purposes, which may include construction of geothermal and recovered energy generation power plants and other investments and financing activities.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate of 7.5% per annum. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of December 31, 2007, the outstanding balance of the loan was approximately $57.8 million compared to $89.5 million as of December 31, 2006.

In addition to the above loan, pursuant to the terms of a capital note, as amended on September 20, 2004, Ormat Industries converted outstanding balances owed by us to Ormat Industries into a subordinated non-interest bearing loan in an amount equal to New Israeli Shekels (NIS) 240.0 million (equivalent to $50.7 million as of December 31, 2006). Since the note was payable upon demand at any time after November 30, 2007, it was presented in our consolidated balance sheet as of December 31, 2006 in current liabilities. On December 3, 2007, the loan was repaid (See ‘‘Recent Developments’’).

Third Party Debt

Our third-party debt is composed of two principal categories. The first category consists of project finance debt or acquisition financing that we or our subsidiaries have incurred for the purpose of developing and constructing, refinancing or acquiring our various projects, which are described under the heading ‘‘Non-Recourse and Limited-Recourse Third Party Debt’’. The second category consists of debt incurred by us or our subsidiaries for general corporate purposes, which are described under the heading ‘‘Full-Recourse Third Party Debt’’.

Non-Recourse and Limited-Recourse Third Party Debt

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2007, we were in compliance with the covenants under the OrCal Senior Secured Notes. As of December 31, 2007, there were $134.5 million of OrCal Senior Secured Notes outstanding. The proceeds from this issuance were used to prepay in full OrCal’s previously outstanding loan with Beal Bank and to pay for transaction costs. As a result of the prepayment of the Beal Bank loan, we recorded in the fourth quarter of 2005 a net charge of approximately $10.3 million, net of related taxes of approximately $6.3 million.

Ormat Funding Senior Secured Notes — Non-Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule

144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2007, we were in compliance with the covenants under the OFC Senior Secured Notes. As of December 31, 2007, there were $164.9 million of OFC Senior Secured Notes outstanding.

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

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The first loan from IFC, under which $5.9 million was outstanding as of December 31, 2007, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, under which $1.4 million was outstanding as of December 31, 2007, has a fixed annual interest rate of 11.730%, and matures on May 15, 2008. The loan from CDC, under which $6.6 million was outstanding as of December 31, 2007, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under these senior loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of December 31, 2007, Orzunil was in compliance with the covenants under these senior loans.

Credit Facility Agreement (The Momotombo project) — Limited Recourse

Ormat Momotombo Power Company (Momotombo), a wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, under which $8.4 million was outstanding as of December 31, 2007, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 each, and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000 each. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders.

Due to a failure of a turbine that was not manufactured by Ormat, the Momotombo Project had not been in full operation from June 2007 through October 2007. As a result, Momotombo did not meet the ‘‘debt service coverage ratio’’ required at December 31, 2007, and therefore, distributions from the Project are restricted. The turbine has been repaired and the power plant returned to full operation in November 2007.

In October 2007, Momotombo reached an agreement with Bank Hapoalim, pursuant to which Bank Hapoalim allowed Momotombo to use the funds in the ‘‘Debt Service Reserve Account’’ for the repair of the damaged turbine. As a result, Momotombo does not comply with the required ‘‘Debt Service Reserve Account’’. In accordance with the terms of the credit facility, Momotombo has a 180-day period to replenish the ‘‘Debt Service Reserve Account’’. On February 24, 2008, Bank Hapoalim granted Momotombo an extension to replenish the ‘‘Debt Service Reserve Account’’ until August 31, 2009. As the power plant recently returned to full operation, we believe that Momotombo will comply with the ‘‘Debt Service Reserve Account’’ covenant before August 31, 2009.

New Financing of our Projects

Financing of the Amatitlan Project

We intend to refinance our equity investment in the construction cost of the Amatitlan project. We terminated the exclusivity of the mandate letter with the local bank in Guatemala and are currently in discussions with other financial institutions.

Financing of Phase II of Olkaria III Project

We have engaged a financial institution that is leading a syndicate for the purpose of arranging long-term financing for the Olkaria III project. The syndicate is in the process of conducting due diligence related to the potential financing. We expect negotiations and preparation of loan documentation to follow shortly.

Full-Recourse Third Party Debt

Our full-recourse third party debt includes an $8.0 million medium term loan from Bank Hapoalim, under which $1.0 million was outstanding as of December 31, 2007, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

In connection with our acquisition through our Israeli subsidiary, Ormat Systems Ltd. (Ormat Systems) of the power generation business from our parent and in connection with obtaining lines of credit, we entered into certain agreements with various commercial banks. Under these agreements, in exchange for such banks’ release of our parent’s guarantee and a release of their security interest over the assets of Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

We do not expect that any third party debt that we, or any of our subsidiaries, will incur in the future will be guaranteed by our parent.

Most of the loan agreements to which we or our subsidiaries are a party contain cross-default provisions with respect to other material indebtedness owed by us to any third party.

On February 15, 2006, our subsidiary, Ormat Nevada Inc. (Ormat Nevada), entered into a $25.0 million credit agreement with Union Bank of California (UBOC). Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

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

As of December 31, 2007, three letters of credit, with an aggregate stated amount of $12.3 million, have been issued and are outstanding under this credit agreement with UBOC.

In 2007, we entered into credit agreements with three commercial banks in the aggregate amount of $110 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit.  Each of the credit agreements has a term of three years.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Our (or Ormat Systems’) obligations under the credit agreements are unsecured, but we are subject to a negative pledge in favor of the banks and certain other customary restrictive covenants.

As of December 31, 2007 and as of the date of this report, no loans or letters of credits were outstanding under such credit agreements.

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt, except as described above regarding the Bank Hapoalim loan.

Letters of Credit

As described above under ‘‘Full Recourse Third Party Debt’’, on February 15, 2006, our subsidiary Ormat Nevada entered into a credit agreement with Union Bank of California and in September 2007 and November 2007 we entered into credit agreements with three commercial banks.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. As of December 31, 2007, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $8.5 million and $22.9 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $8.5 million and $13.0 million, respectively.

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

OPC Tax Monetization Transaction

On June 7, 2007, a wholly owned subsidiary of the Company, Ormat Nevada, concluded a transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. became institutional equity investors in a newly formed subsidiary of Ormat Nevada. The projects involved in the transaction include Desert Peak 2, Steamboat Hills, and Galena 2, all located in Nevada.

Under the transaction structure, Ormat Nevada transferred the aforementioned geothermal power projects to the newly formed subsidiary, OPC LLC (OPC), and sold limited liability company interests in OPC to the institutional equity investors for $71.8 million. Ormat Nevada will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until it recovers the capital that it has invested in the projects, while the institutional equity investors will receive substantially all of the production tax credits and the taxable income or loss, and the distributable cash flow after Ormat Nevada has recovered its capital. The institutional equity investor’s return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the Flip Date), Ormat Nevada will receive 95% of both distributable cash and taxable income and the investors will receive 5% of both distributable cash and taxable income on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the projects. The transaction provides for a second closing whereby Ormat Nevada would contribute another geothermal plant currently under construction and receive an additional amount of $46.6 million.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 15 to our Consolidated Financial Statements set forth in Item 8 of this annual report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of $5.3 million as of December 31, 2007. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends we declared during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
March 7, 2006	$0.03	March 28, 2006	April 4, 2006
May 9, 2006	$0.04	May 23, 2006	May 30, 2006
August 6, 2006	$0.04	August 23, 2006	August 30, 2006
November 7, 2006	$0.04	November 30, 2006	December 13, 2006
February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by operating activities	$58,725	$73,035	$134,938
Net cash used in investing activities	(116,311)	(249,147)	(83,408)
Net cash provided by (used in) financing activities	84,559	169,390	(61,304)
Net increase (decrease) in cash and cash equivalents	26,973	(6,722)	(9,774)

For the Year Ended December 31, 2007

Net cash provided by operating activities for the year ended December 31, 2007 was $58.7 million, as compared with $73.0 million for the year ended December 31, 2006. Such net decrease of $14.3 million resulted primarily from the decrease in net income from $34.4 million in the year ended December 31, 2006 to $27.4 million in the year ended December 31, 2007, mainly as a result of the decrease in gross margin, as described above and a decrease of $12.2 million in accounts payable as compared to an increase of $12.1 million in the year ended December 31, 2006.

Net cash used in investing activities for the year ended December 31, 2007 was $116.3 million, as compared with $249.1 million for the year ended December 31, 2006. The principal factors that affected our cash flows used in investing activities during the year ended December 31, 2007 were capital expenditures of $216.4 million primarily for our facilities under construction, offset by a $79.7 million decrease in marketable securities.

Net cash provided by financing activities for the year ended December 31, 2007 was $84.6 million, as compared with $169.4 million for the year ended December 31, 2006. The principal factors that affected the cash flows provided by financing activities during the year ended December 31, 2007 were the receipt of net proceeds of $137.2 million from our sale of shares in a block trade, the $17.5 million net proceeds from our sale of 381,254 shares to our parent, and the net proceeds of $69.2 million from the sale of OPC interests, net of transaction costs, relating to the OPC Tax Monetization transaction, offset by: (i) the repayment of short-term and long-term debt in the amount of $49.5 million; (ii) the repayment of debt to our parent (including the $50.7 million capital note on December 3, 2007, as described above) in the total amount of $82.3 million; and (iii) the payment of a dividend to our shareholders in the amount of $8.6 million.

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

Phase II of Olkaria III Project.    In connection with Phase II of the Olkaria III 35 MW project, we have completed the drilling of the wells and the majority of the power plant equipment is on site.

Puna Project.    An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect that such enhancement program will be completed in 2009. We have not yet entered into a power purchase agreement for the supply of energy from this planned addition.

Heber South Project.    We completed the construction of the 10 MW Heber South project, which is located in the Heber known geothermal resource area. This project is now in the commissioning phase. The construction activity included the drilling of production and injection wells and the construction of an OEC unit. We expect to declare commercial operation in the first quarter of 2008.

North Brawley Project.    The construction of the North Brawley project is currently under way. Once completed, it will deliver approximately 50 MW of power generation under an existing power purchase agreement with Southern California Edison. Drilling started in February 2007. Construction work is at an advanced stage and the key power plant equipment has arrived at the site. We expect the construction to be completed by the end of 2008.

OREG 2 Project.    In connection with the OREG 2 recovered energy project, we plan to construct four power plants along the Northern Border natural gas pipeline. Each of the four facilities will have a net capacity of 5.5 MW. These facilities are scheduled to be completed during 2009.

Peetz Project.    In connection with the Peetz recovered energy project, we are currently manufacturing the equipment required for use in the 4 MW power plant along a natural gas pipeline near Denver, Colorado. The facility is scheduled to be commissioned in mid-2009.

GDL project.    We are constructing a 10 MW power plant, located in the Kawerau, New Zealand. We have a 49% ownership interest in the project and have an option to acquire the remaining 51% before the completion of construction. Completion of this project is expected for late 2008 or early 2009.

East Brawley.    We plan to construct and have begun manufacturing equipment for an additional 50 MW power plant, in the Brawley known geothermal resource area in Imperial County, California, adjacent to the North Brawley project. Completion of the project is projected for the end of 2009.

We have budgeted approximately $641 million for the above-described projects and have invested approximately $151 million of such budget as of December 31, 2007 and expect to invest approximately $345 million in 2008.

In addition to the above projects, our operating projects have capital expenditure requirements for 2008 of approximately $31 million. We plan to start other construction and enhancement of additional projects, including exploration work, for a total investment amount of approximately $61 million for 2008 and 2009, and we also plan to invest approximately $17 million in machinery and equipment, including drilling equipment in 2008.

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

As of December 31, 2007, 97.5% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 2.5% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of December 31, 2007, $9.4 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities, commercial paper and auction rate securities (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

We account for our investment in marketable securities in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our investments in marketable securities (including marketable securities which are part of restricted cash accounts) are treated as ‘‘available-for-sale’’ under SFAS No.115. Our marketable securities include auction rate securities and commercial paper.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as ‘‘available-for-sale’’, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities as of December 31, 2007 would not have changed significantly, since most of our investment in marketable securities are short-term or bearing variable interest rates, but our interest income would have changed by approximately $0.2 million for the year ended December 31, 2007.

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which depending on the security can occur on a daily, weekly, or monthly basis, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction.

In the fourth quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. While we continue to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. We concluded that the fair value of these auction rate securities at December 31, 2007 was $8.4 million, a decline of $2.8 million from par value of $11.2 million. Of this amount $0.8 million was deemed temporary as we believe the decline in market value is due to general market conditions. Based upon our evaluation of available information, we believe these investments generally are of high credit quality, as substantially all of the investments carry a AA credit rating and higher. In addition, we currently have the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, we have recorded an unrealized loss on these securities of $0.8 million in other comprehensive loss. We concluded that $2.0 million of the decline was other-than-temporary and recorded an impairment charge. Our conclusion for the other than temporary impairment is based on the significant decline in fair value indicated for a certain investment.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekel (NIS). Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. All of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. In the past, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our material contractual obligations as of December 31, 2007, excluding interest (in thousands):

	Payment of Principal Due By Period
	Remaining Total	2008	2009	2010	2011	2012	Thereafter
Long-term non-recourse and limited recourse debt	$22,157	$7,667	$6,676	$6,101	$1,713	$—	$—
Long-term recourse debt	1,000	1,000	—	—	—	—	—
Senior secured notes due 2020	299,315	25,475	20,184	20,334	21,110	20,313	191,899
Ormat Industries notes payable	57,841	31,641	16,600	9,600	—	—	—
Total	$380,313	$65,783	$43,460	$36,035	$22,823	$20,313	$191,899

The following table sets forth our interest payments payable in connection with our contractual obligations as of December 31, 2007 (in thousands):

	Payment of Interest Due By Period
	Remaining Total	2008	2009	2010	2011	2012	Thereafter
Long-term non-recourse and limited recourse debt	$3,780	$1,895	$1,210	$546	$129	$—	$—
Long-term recourse debt	71	71	—	—	—	—	—
Senior secured notes due 2020	152,141	21,554	19,924	18,483	16,997	15,466	59,717
Ormat Industries notes payable	4,995	3,549	716	730	—	—	—
Total	$160,987	$27,069	$21,850	$19,759	$17,126	$15,466	$59,717

Interest on the OFC Senior Secured Notes due in 2020 is fixed at a rate of 8.25%. Interest on the OrCal Senior Secured Notes due in 2020 is fixed at a rate of 6.21%. Interest on the Orzunil Senior Loans due in 2008, 2010 and 2011 is fixed at rates of 11.730%, 10.300% and 11.775%, respectively. Interest on the Ormat Industries notes is fixed at the rate of 7.50%. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates). Accordingly, for purposes of the above calculation of interest payments pertaining to variable rate debt, the methodology used to determine future LIBOR rates was the use of Constant Maturity Swaps.

The following table sets forth our future minimum lease payments under the Puna project’s lease, as of December 31, 2007 (in thousands):

	Future Minimum Lease Payments Due By Period
	Remaining Total	2008	2009	2010	2011	2012	Thereafter
Operating lease payments	$103,340	$7,573	$8,013	$7,567	$8,061	$8,199	$63,927

The following table sets forth our future payment of benefits to our employees in Israel upon their reaching normal retirement age, as of December 31, 2007 (in thousands):

	Benefit Payments Upon Retirement Due By Period
	Remaining Total	2008	2009	2010	2011	2012	Thereafter
Benefits payments upon retirement	$9,458	$1,575	$776	$47	$743	$629	$5,688

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their normal retirement age.

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining the our requirements. At December 31, 2007, total obligations related to such supplier agreements were approximately $131.9 million (out of which approximately $118.8 million relate to construction-in-process). All such obligations are payable in 2008.

The above tables do not reflect unrecognized tax benefits of $5,330,000, the timing of which is uncertain.  Refer to Note 15 to our Consolidated Financial Statements set forth in Item 8 of this annual report for additional discussion of unrecognized tax benefits.

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Sierra Pacific Power Company, Southern California Edison and Hawaii Electric Light Company. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 31.9%, 30.0% and 36.1% of our total revenues for the three years ended December 31, 2007, 2006 and 2005, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounted for 14.6%, 15.1% and15.2% of our total revenues for the three years ended December 31, 2007, 2006 and 2005, respectively.

Sierra Pacific Power Company accounted for 9.7%, 12.8%, and 14.1% of our total revenues for the three years ended December 31, 2007, 2006 and 2005, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim approximately 10% of the cost of each new geothermal power plant in the United States as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a ‘‘production tax credit,’’ which in 2007 was 2.0 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed on the electricity output of new geothermal power plants put into service by December 31, 2008. Credit may be claimed for ten years on the output from any new geothermal power plants put into service prior to December 31, 2008. The owner of the project must choose between the production tax credit and the 10% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the production tax credit or the investment credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost maybe deducted in the first few years than during the remainder of the depreciation period. If we claim the investment credit, our ‘‘tax base’’ in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim a production tax credit; there is no reduction in the tax basis for depreciation.

Our subsidiary, Ormat Systems, received ‘‘Benefited Enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for the period from July 1, 2004 to June 30, 2006, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for the period from January 1, 2007 to December 31, 2008, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arms length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, Ormat Systems is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly ‘‘Eligible Operations’’ are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed with the remainder to be claimed in the second year.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in Item 7 — ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, of this annual report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

(1)	As the Company’s 80% ownership interest in Ormat Leyte Co. Ltd. is accounted for by the equity method, separate financial statements of Ormat Leyte Co. Ltd. have been included pursuant to Rule 3-09 of Regulation S-X.

Financial statements of one 50% owned entity have been omitted because the registrant’s proportionate share of the income from continuing operations before income taxes is less than 20% of the respective consolidated amount, and the investment in and advances to this entity are less than 20% of consolidated total assets.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ormat Technologies, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for income taxes in 2007.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 5, 2008

Ormat Technologies, Inc. and Subsidiaries
      Consolidated Balance Sheets

	December 31,
	2007	2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$47,227	$20,254
Marketable securities	13,489	96,486
Restricted cash, cash equivalents and marketable securities	29,236	56,425
Receivables:
Trade	46,519	36,463
Related entity	385	879
Other	9,008	5,277
Due from Parent	253	1,459
Inventories, net	10,312	7,403
Costs and estimated earnings in excess of billings on uncompleted contracts	3,608	11,216
Deferred income taxes	1,732	1,819
Prepaid expenses and other	7,059	4,911
Total current assets	168,828	242,592
Long-term marketable securities	2,762	—
Restricted cash, cash equivalents and marketable securities	5,605	—
Unconsolidated investments	30,560	37,207
Deposits and other	15,294	15,081
Deferred income taxes	12,427	6,172
Property, plant and equipment, net	743,386	624,089
Construction-in-process	234,014	169,075
Deferred financing and lease costs, net	14,044	15,800
Intangible assets, net	47,989	50,086
Total assets	$1,274,909	$1,160,102
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$75,836	$70,445
Billings in excess of costs and estimated earnings on uncompleted contracts	4,818	5,803
Current portion of long-term debt:
Limited and non-recourse	7,667	8,482
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	25,475	40,054
Due to Parent, including current portion of notes payable to Parent	31,695	82,379
Total current liabilities	146,491	208,163
Long-term debt, net of current portion:
Limited and non-recourse	14,490	22,157
Full recourse	—	1,000
Senior secured notes (non-recourse)	273,840	299,316
Notes payable to Parent, net of current portion	26,200	57,841
Deferred lease income	76,198	78,883
Deferred income taxes	20,680	21,674
Liability for unrecognized tax benefits	5,330	—
Liabilities for severance pay	15,201	13,378
Asset retirement obligation	13,014	16,832
Total liabilities	591,444	719,244
Minority interest	65,382	64
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 41,530,071 and 38,101,888 shares issued and outstanding, respectively	41	38
Additional paid-in capital	513,109	353,399
Retained earnings	103,545	85,053
Accumulated other comprehensive income	1,388	2,304
Total stockholders’ equity	618,083	440,794
Total liabilities and stockholders’ equity	$1,274,909	$1,160,102
The accompanying notes are an integral part of the financial statements.

Ormat Technologies, Inc. and Subsidiaries
      Consolidated Statements of Operations and Comprehensive Income

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues:
Electricity:
Energy and capacity	$90,827	$106,682	$104,975
Lease portion of energy and capacity	122,456	86,115	70,963
Lease income	2,686	2,686	1,431
Total electricity	215,969	195,483	177,369
Products:
Related party	—	3,503	7,959
Other	79,950	69,951	52,664
Total products	79,950	73,454	60,623
Total revenues	295,919	268,937	237,992
Cost of revenues:
Electricity:
Energy and capacity	82,620	77,768	70,328
Lease portion of energy and capacity	60,835	41,345	30,215
Lease expense	5,243	5,243	3,072
Total electricity	148,698	124,356	103,615
Products	68,036	51,215	45,236
Total cost of revenues	216,734	175,571	148,851
Gross margin	79,185	93,366	89,141
Operating expenses:
Research and development expenses	3,663	2,983	3,036
Selling and marketing expenses	10,645	10,361	7,876
General and administrative expenses	21,416	18,094	14,320
Operating income	43,461	61,928	63,909
Other income (expense):
Interest income	6,565	6,560	4,308
Interest expense:
Parent	(5,941)	(8,367)	(10,635)
Other	(27,877)	(30,674)	(48,186)
Less — amount capitalized	6,835	8,080	3,504
Foreign currency translation and transaction losses	(1,339)	(704)	(439)
Impairment of auction rate securities	(2,020)
Other non-operating income	890	694	512
Income before income taxes, minority interest and equity in income of investees	20,574	37,517	12,973
Income tax provision	(1,822)	(6,403)	(4,690)
Minority interest	3,882	(813)	—
Equity in income of investees	4,742	4,146	6,894
Net income	27,376	34,447	15,177
Other comprehensive income (loss), net of related taxes:
Gain in respect of derivative instruments designated for cash flow hedge	—	—	2,295
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(326)	(362)	563
Change in unrealized gains or losses on marketable securities available-for-sale	(590)	117	13
Comprehensive income	$26,460	$34,202	$18,048
Earnings per share:
Basic	$0.71	$1.00	$0.48
Diluted	$0.70	$0.99	$0.48
Weighted average number of shares used in computation of earnings per share:
Basic	38,762	34,593	31,563
Diluted	38,880	34,707	31,609

The accompanying notes are an integral part of the financial statements.

 Ormat Technologies, Inc. and Subsidiaries

 Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Unearned Stock-based Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(in thousands, except per share data)
Balance at December 31, 2004	31,563	$31	$124,008	$(244)	$44,441	$(322)	$167,914
Amortization of unearned stock-based compensation	—	—	—	91	—	—	91
Cash dividend declared, $0.12 per share	—	—	—		(3,794)	—	(3,794)
Net income	—	—	—		15,177	—	15,177
Other comprehensive income, net of related taxes:
Gain in respect of derivative instrument designated for cash flow hedge (net of related tax of $1,518,000)	—	—	—	—	—	2,295	2,295
Amortization of unrealized losses in respect of derivative instruments designated for cash flow hedge (net of related tax benefit of $347,000)	—	—	—	—	—	563	563
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $8,000)	—	—	—	—	—	13	13
Balance at December 31, 2005	31,563	31	124,008	(153)	55,824	2,549	182,259
Unearned stock-based compensation							—
Reversal of deferred stock based compensation	—	—	(153)	153	—	—	—
Share based compensation	—	—	1,706	—	—	—	1,706
Cash dividend declared, $0.15 per share	—	—	—	—	(5,218)	—	(5,218)
Issuance of shares of common stock in a follow-on public offering	4,025	4	135,049	—	—	—	135,053
Issuance of shares of common stock in a block trade transaction	2,500	3	92,408	—	—	—	92,411
Exercise of options by employees	14	—	215	—	—	—	215
Tax benefit on exercise of options by employee			166				166
Net income	—	—	—	—	34,447	—	34,447
Other comprehensive income, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax benefit of $224,000)	—	—	—	—	—	(362)	(362)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $100,000)	—	—	—	—	—	117	117
Balance at December 31, 2006	38,102	38	353,399	—	85,053	2,304	440,794
Stock-based compensation	—	—	3,763		—	—	3,763
Cash dividend declared, $0.22 per share	—	—	—	—	(8,556)	—	(8,556)
Issuance of shares of common stock in a block trade transaction	3,000	2	137,242	—	—	—	137,244
Issuance of unregistered shares of common stock to the Parent in a private placement	381	1	17,499	—	—		17,500
Exercise of options by employees	47	—	743		—	—	743
Tax benefit on exercise of options by employees	—	—	463		—	—	463
Cumulative adjustment from adoption of FIN No. 48	—	—	—	—	(328)	—	(328)
Net income	—	—	—	—	27,376	—	27,376
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $204,000)	—	—	—	—	—	(326)	(326)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $367,000)	—	—	—	—	—	(590)	(590)
Balance at December 31, 2007	41,530	$41	$513,109	$—	$103,545	$1,388	$618,083

The accompanying notes are an integral part of the financial statements.

 Ormat Technologies, Inc. and Subsidiaries

 Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$27,376	$34,447	$15,177
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	50,482	43,439	36,006
Accretion of asset retirement obligation	1,105	971	774
Stock-based compensation	3,763	1,706	—
Amortization of deferred lease income	(2,686)	(2,686)	(1,431)
Extinguishment of deferred financing costs	—	—	4,180
Minority interest	(3,882)	813	—
Equity in income of investees	(4,742)	(4,146)	(6,894)
Impairment of auction rate securities	2,020	—	—
Distributions from unconsolidated investment	9,787	4,503	5,694
Realization of loss related to interest rate cap transaction	—	—	910
Changes in unrealized loss in respect of derivative instruments, net	199	559	—
Loss (gain) on severance pay fund asset	(722)	(1,095)	302
Deferred income tax benefit	(4,930)	(1,528)	(2,182)
Liability for unrecognized tax benefits	1,576	—	—
Changes in operating assets and liabilities, net of acquisitions
Receivables	(13,787)	(2,502)	(7,415)
Costs and estimated earnings in excess of billings on uncompleted contract	7,608	(2,333)	(5,719)
Inventories, net	(2,909)	(2,179)	822
Prepaid expenses and other	(2,148)	(1,573)	(879)
Deposits and other	302	(184)	(335)
Accounts payable and accrued expenses	(12,212)	12,094	7,171
Due from/to related entities, net	494	(609)	1,889
Billings in excess of costs and estimated earnings on uncompleted contract	(985)	(6,854)	6,518
Other liabilities	—	(20)	(80)
Proceeds from operating lease transaction	—	—	83,000
Deferred lease transaction costs	—	—	(3,266)
Liabilities for severance pay	1,823	1,969	696
Due from/to Parent	1,193	(1,757)	—
Net cash provided by operating activities	58,725	73,035	134,938
Cash flows from investing activities:
Distributions from unconsolidated investments	2,500	2,794	2,844
Marketable securities, net	78,722	(52,654)	45,606
Net change in restricted cash, cash equivalents and marketable securities	20,117	(16,285)	(13,696)
Capital expenditures	(216,358)	(159,497)	(116,749)
Cash paid for acquisitions, net of cash received	—	(22,760)	—
Intangible asset acquired	(1,150)	—	(1,800)
Decrease in severance pay fund asset, net	(269)	(872)	(503)
Repayment from unconsolidated investment	127	127	890
Net cash used in investing activities	(116,311)	(249,147)	(83,408)
Cash flows from financing activities:
Due to Parent, net	(31,647)	(31,647)	(40,175)
Proceeds from public offerings, net of issuance costs	137,244	227,464	—
Proceeds from issuance of unregistered shares of common stock to the Parent	17,500
Proceeds from exercise of options by employees	743	215	—
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	69,200	—	—
Proceeds from the sale of interest rate lock transactions	—	—	4,334
Proceeds from the sale of interest rate caps	277	—	—
Proceeds from short term bank credit	—	—	3,996
Proceeds from issuance of long-term debt	—	—	165,000
Repayments of short-term and long-term debt	(49,537)	(20,736)	(183,975)
Repayment of Capital Notes to Parent	(50,665)	—
Deferred debt issuance costs	—	(688)	(4,190)
Cash dividends paid	(8,556)	(5,218)	(6,294)
Net cash provided by (used in) financing activities	84,559	169,390	(61,304)
Net increase (decrease) in cash and cash equivalents	26,973	(6,722)	(9,774)
Cash and cash equivalents at beginning of period	20,254	26,976	36,750
Cash and cash equivalents at end of period	$47,227	$20,254	$26,976
Supplemental disclosure of cash flow information:
Cash paid during the year for
Interest, net of interest capitalized	$38,068	$14,406	$24,266
Income taxes	$6,990	$7,417	$2,690
Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$18,665	$7,146	$7,527
Accrued liabilities for deferred debt issuance and lease costs	$—	$—	$285
Increase (decrease) in asset retirement cost and asset retirement obligation	$(4,923)	$4,400	$22
Acquisitions — See Note 2

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Ormat Technologies, Inc. (the ‘‘Company’’), a subsidiary of Ormat Industries Ltd. (the ‘‘Parent’’), is engaged in the geothermal and recovered energy business, including the supply of equipment that is manufactured by the Company and the design and construction of power plants for projects owned by the Company or for third parties. The Company owns and operates geothermal and recovered energy-based power plants in various countries, including the United States of America (‘‘U.S.’’), Kenya, Nicaragua and Guatemala. The Company’s equipment manufacturing operations are located in Israel.

Most of the Company’s domestic power plant facilities are Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (‘‘PURPA’’). The power purchase agreements (‘‘PPAs’’) for certain of such facilities are dependent upon their maintaining Qualifying Facility status. Management believes that all of the facilities were in compliance with Qualifying Facility status as of December 31, 2007.

Cash dividends

During the years ended December 31, 2007, 2006 and 2005, the Company’s Board of Directors declared, approved and authorized the payment of cash dividends in the aggregate amount of $8.6 million ($0.22 per share), $5.2 million ($0.15 per share) and $3.8 million ($0.12 per share), respectively. Such dividends were paid in the years declared.

Shelf registration statement and issuance of stock

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

On April 10, 2006, the Company completed a follow-on public offering of 3,500,000 shares of common stock at a price of $35.50 per share, under the shelf registration statement mentioned above. In addition, on April 17, 2006, 525,000 additional shares of common stock were sold at the abovementioned price pursuant to the exercise of the underwriters’ over-allotment option. Net proceeds to the Company after deducting underwriting fees and commissions and offering expenses associated with the offering were approximately $135.1 million.

On December 19, 2006, the Company completed a sale of 2,500,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $37.07 per share (net of underwriting fees and commissions), under the shelf registration statement mentioned above. Net proceeds to the Company after deducting underwriting fees and commissions and offering expenses associated with the offering were approximately $92.4 million.

On October 26, 2007, the Company completed a sale of 3,000,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $45.90 per share (net of underwriting fees and commissions), under the shelf registration statement mentioned above. Net proceeds to the Company after deducting underwriting fees and commissions and offering expenses associated with the offering were approximately $137.2 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 26, 2007, the Company completed an unregistered sale of 381,254 shares of common stock to the Parent at a price of $45.90 per share. The proceeds from the unregistered sale were approximately $17.5 million. The shares of common stock issued in the unregistered sale have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended.

A portion of the proceeds from the October 26, 2007 block trade and the unregistered sale of shares was used to repay a capital note owed to the Parent in the amount of $50.7 million on December 3, 2007.

On January 8, 2008, the Company completed an additional unregistered sale of 693,750 shares of common stock to the Parent (see Note 21).

Rounding

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000, unless otherwise indicated.

Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation.

Basis of presentation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and of all majority-owned subsidiaries in which the Company exercises control over operating and financial policies, and variable interest entities in which the Company has an interest and is the primary beneficiary. Intercompany accounts and transactions have been eliminated in consolidation.

Investments in less-than-majority-owned entities or other entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of such companies. The Company’s earnings in investments accounted for under the equity method have been reflected as ‘‘Equity in income of investees’’ on the Company’s consolidated statements of operations and comprehensive income.

Cash and cash equivalents

The Company considers all highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

Marketable securities

Marketable securities consist of debt securities (mainly auction rate securities and commercial paper). The Company accounts for such securities in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of the purchase and re-evaluates such classification at each balance sheet date. At December 31, 2007 and 2006, all of the Company’s investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value based upon the quoted market prices of such securities at year end, except for auction rate securities whose fair value was determined based on the factors discussed below.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains and losses are included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. Net realized gains or losses are reported in other income (expense). The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. An impairment charge is recorded to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which in the Company’s case occurs every twenty-eight days, investors can sell or continue to hold the securities at par. In the fourth quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. As of December 31, 2007, the Company held auction rate securities totaling $24.4 million at par value of which $11.2 million at par value are currently associated with failed auctions, all of which have been in a loss position for less than 12 months. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. Given the complexity of auction rate securities, the Company engaged an investment advisor to assist in determining the fair values of its investments. The Company, with the assistance of its advisor, estimated the fair value of these auction rate securities based, among other things, on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions.

Based on available information, the Company concluded that the fair market value of these failed auction rate securities at December 31, 2007 was $8.4 million, a decline of $2.8 million from par value. Of this amount $0.8 million was deemed temporary as the Company believes the decline in market value is due to general market conditions. Based upon the Company’s evaluation of available information, the Company believes these investments generally are of high credit quality, as substantially all of the investments carry a AA credit rating and higher. In addition, the Company currently has the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, the Company has recorded an unrealized loss on these securities of $0.8 million in other comprehensive loss. The Company concluded that $2.0 million of the decline was other-than-temporary and recorded an impairment charge in other non operating income (loss). The Company’s conclusion for the other than temporary impairment is based on the significant decline in fair value indicated for a certain investment.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. All securities continue to pay interest in accordance with their stated terms. As a result, the Company has classified those securities with failed auctions as long-term assets in the consolidated balance sheet as of December 31, 2007.

The Company continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges in 2008.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The marketable securities are included in the consolidated balance sheets as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Short-term marketable securities	$13,489	$96,486
Amount presented among short-term restricted cash, cash equivalents and marketable securities	16,219	16,921
Long-term marketable securities — auction rate securities	2,762
Amount presented among long-term restricted cash, cash equivalents and marketable securities — auction rate securities	5,605
Total	$38,075	$113,407

The cost of the marketable securities at December 31, 2007 and 2006 was $40,685,000 and $113,232,000, respectively.

Restricted cash, cash equivalents and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserve, cash collateral and operating fund accounts that have been classified as restricted cash, cash equivalents and marketable securities. Funds that will be used to satisfy obligations due during the next twelve months and are not auction rate securities which experienced failed auction due to sell orders exceeding buy orders (see ‘‘marketable securities’’ above) are classified as current restricted cash, cash equivalents and marketable securities, with the remainder classified as non-current restricted cash, cash equivalents and marketable securities. Such amounts are invested primarily in money market accounts, auction rate securities and commercial paper with a minimum investment grade of ‘‘AA’’. Auction rate securities are classified as available-for-sale.

Certain of the restricted cash accounts can be replaced by a letter of credit. As further described in Note 19, as of December 31, 2007, a letter of credit in the amount of $11.5 million was issued by the Company to release restrictions on funds that were used as collateral for OFC’s 8¼% Senior Secured Notes.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments and marketable securities with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2007 and 2006, the Company had deposits totaling $21,322,000 and $13,068,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At December 31, 2007 and 2006, the Company’s deposits in foreign countries of approximately $13,248,000 and $15,321,000, respectively, were not insured.

At December 31, 2007 and 2006, accounts receivable related to operations in foreign countries amounted to approximately $17,140,000 and $16,957,000, respectively. At December 31, 2007 and 2006, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues (see Note 16) amounted to approximately 39% and 49%, respectively, of the Company’s accounts receivable.

Southern California Edison Company (‘‘SCE’’) accounted for 31.9%, 30.0% and 36.1% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. SCE is

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also the power purchaser and revenue source for the Mammoth project, which is accounted for separately under the equity method.

Hawaii Electric Light Company accounted for 14.6%, 15.1% and 15.2% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Sierra Pacific Power Company accounted for 9.7%, 12.8% and 14.1% of the Company’s total revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Inventories

Inventories consist primarily of raw material parts and sub assemblies for power units, and are stated at the lower of cost or market value, using the moving-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories, which amount was not significant at December 31, 2007 and 2006.

Deposits and other

Deposits and other consist primarily of performance bonds for construction projects, a long-term insurance contract and derivative instruments.

Property, plant and equipment

Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plants operated by the Company are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. Power plants operated by the Company are depreciated using the straight-line method over their estimated useful lives, which range from 25 to 30 years (see below). The geothermal power plant in Nicaragua is to be fully depreciated over the period that the plant is operated by the Company. The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	15-20 years
Machinery and equipment — manufacturing and drilling	10 years
Machinery and equipment — computers	3-5 years
Office equipment — furniture and fixtures	5-15 years
Office equipment — other	5-10 years
Automobiles	5-7 years

During the second quarter of 2007, the Company revised the estimated useful life of certain of its power plants from 20 or 25 years to 30 years to reflect the expected period these plants will be utilized. The change in estimated useful life has been accounted for on a prospective basis effective April 1, 2007. The impact of this change in estimated useful life was an increase in net income and earnings per share of $771,000 and $0.02, respectively, in the year ended December 31, 2007. The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and is recorded in operating income.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $6,835,000, $8,080,000 and $3,504,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exploration and drilling costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources on an ‘‘area-of-interest’’ basis. All such costs, which include dry hole costs and the cost of drilling and equipping production wells and other directly attributable costs, are capitalized and amortized over their estimated useful lives when production commences. Exploration and drilling costs related to uncompleted projects are included as construction-in-process in the consolidated balance sheets and totaled $16,677,000 and $844,000 at December 31, 2007 and 2006, respectively.

Asset retirement obligation

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

Deferred financing and lease transaction costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income. Accumulated amortization related to deferred financing costs amounted to $6,060,000 and $4,342,000 at December 31, 2007 and 2006, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $1,718,000, $1,920,000 and $6,087,000, respectively. Amortization expense for the year ended December 31, 2005 includes $4,180,000 relating to the write-off of the remaining deferred financing costs when the Beal Bank loan was repaid (see Note 9).

Deferred transaction costs relating to the Puna operating leases (see Note 10) in the amount of $4,333,000 are amortized using the straight-line method over the 23-year term of the lease. Amortization of deferred transaction costs is presented in cost of revenues in the consolidated statements of operations and comprehensive income. Accumulated amortization related to deferred lease costs amounted to $485,000 and $301,000 at December 31, 2007 and 2006, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $184,000, $184,000 and $117,000, respectively.

Intangible assets

Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 13 to 25-year terms of the agreements.

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets which consist of property, plant and equipment, exploration and drilling costs, PPAs and unconsolidated investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no impairment exists for long-lived assets; however, future estimates as to the recoverability of such assets may change based on revised circumstances.

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

Foreign currency translation

The functional currency of all foreign entities is the reporting currency (U.S. dollar). For these entities, monetary assets and liabilities are translated at the current exchange rate, while non-monetary items are translated at historical rates. Income and expense items are translated at the average exchange rate for the year, except for depreciation expense, which is translated at historical rates. Translation adjustments and transaction gains or losses are included in results of operations.

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

Revenues related to the sale of electricity from geothermal and recovered energy power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. For PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003 (effective date of Emerging Issues Task Force Issue (‘‘EITF’’) No. 01-08, Determining whether an Arrangement Contains a Lease), revenues related to the lease element of the PPAs are included as ‘‘lease portion of energy and capacity’’ revenues on the consolidated statements of operations and comprehensive income, with the remaining revenues related to the production and delivery of energy presented as ‘‘energy and capacity’’. Lease income and expense are recognized ratably over the lease periods.

Revenues from engineering, operating services, and parts and product sales are recorded upon providing the service or delivery of the products and parts. Revenues from the supply and/or construction of geothermal and recovered energy power plant equipment and other equipment to third parties are recognized using the percentage completion method. Revenue is recognized based on the percentage relationship that incurred costs bear to total estimated costs. Costs include direct material, labor, and indirect costs. Selling, marketing, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

Warranty on products sold

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2007, 2006 and 2005.

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal, recovered energy and remote power technologies are expensed as incurred. Grants received from the U.S. Department of Energy are offset against the related research and development expenses. Such grants amounted to $0, $252,000 and $1,275,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments (‘‘SFAS No. 123R’’) which establishes the accounting for employee stock-based awards. Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (‘‘APB No. 25’’), Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25 compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock (see Note 13). Under SFAS No. 123R, compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The Company accounts for investment tax credits and production tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are more likely than not expected to be realized. Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see FIN No. 48 — Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, below and Note 15).

Earnings per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding for the year. The Company does not have any equity instruments that are dilutive, except for employee stock options. The stock options granted to employees of the Company in the Parent’s stock are not dilutive to the Company’s earnings per share in any year.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of financial instruments

The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments. Marketable securities are presented at fair value. The fair value of long-term debt is estimated based on the current borrowing rates for similar issues, which approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	December 31,		December 31,
	2007	2006	2007	2006
	(dollars in millions)		(dollars in millions)
Senior loans:	$14.5	$20.2	$13.9	$19.4
Senior Secured Notes:
Ormat Funding Corp. (‘‘OFC’’)	164.4	182.3	164.9	178.7
OrCal Geothermal Inc. (‘‘OrCal’’)	126.8	151.5	134.5	160.7
Parent’s Loan	58.6	90.8	57.8	89.5
Parent’s Note	—	47.8	—	50.7

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of such financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates with regard to the Company’s consolidated financial statements relate to the useful lives of property, plant and equipment, revenue recognition of products sales using the percentage completion method, asset retirement obligation, impairment of long-lived assets and assets to be disposed of, valuation of auction rate securities and the provision for income taxes.

New accounting pronouncements

New accounting pronouncements effective in the year ended December 31, 2007

SFAS No. 155 — Accounting for Certain Hybrid Financial Instruments

Effective January 1, 2007, the Company adopted SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 replaces certain provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after January 1, 2007. The adoption by the Company of SFAS No. 155, effective January 1, 2007, did not have any impact on its results of operations or financial position.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FIN No. 48 — Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (‘‘FASB’’) Interpretation (‘‘FIN’’) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification and disclosure of tax positions, as well as the accounting for interest and penalties. As a result of the implementation of FIN No. 48, on January 1, 2007, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. See Note 15 for additional information about the Company’s unrecognized tax benefits.

EITF Issue No. 06-3 — How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)

Effective January 1, 2007, the Company adopted Emerging Issues Task Force (‘‘EITF’’) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation). The requirements of EITF Issue No. 06-3 apply to any tax assessed by a governmental authority that is imposed concurrently on a specific revenue-producing transaction between a seller and a customer. Examples of taxes subject to Issue No. 06-3 include sales, use, value added, and some excise taxes. EITF Issue No. 06-3 excludes taxes that are assessed on gross receipts or that are imposed during the process of obtaining inventory. Companies will be required to disclose their accounting policy regarding the presentation of taxes subject to EITF Issue No. 06-3, and the amounts of such taxes that are included in income on a gross basis, if those amounts are significant. The adoption by the Company of EITF Issue No. 06-3, effective January 1, 2007, did not have any impact on its financial statements.

New accounting pronouncements effective in future years

SFAS No. 157 — Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) for financial assets and liabilities and for fiscal years beginning after November 15, 2008 (January 1, 2009 for the Company) for non-financial assets and liabilities. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.

SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No.159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

SFAS No. 141 (revised 2007) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (‘‘SFAS No. 141R’’). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial statements.

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 110 relating to the use of a ‘‘simplified’’ method in developing an estimate of the expected term of ‘‘plain vanilla’’ share options. SAB No. 107, which was applied by the Company for estimating the expected term of employee’s stock options, previously allowed the use of the simplified method until December 31, 2007. SAB No. 110 allows, under certain circumstances, to continue to accept the use of the simplified method beyond December 31, 2007. The Company does not expect that the adoption of SAB No. 110 will have a material impact on its consolidated financial statements.

NOTE 2 — BUSINESS ACQUISITION

The Zunil Project

Prior to March 13, 2006, the Company had a 21.0% ownership interest in Orzunil I de Electricidad, Limitada (‘‘Orzunil’’), a limited responsibility company incorporated in Guatemala and established for the purpose of generating power by means of a geothermal power plant in the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Raw materials and purchased parts for assembly	$3,613	$3,397
Self-manufactured assembly parts and finished products	6,699	4,006
Total	$10,312	$7,403

NOTE 4 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

	December 31,
	2007	2006
	(dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$19,008	$18,967
Less billings to date	20,218	13,554
Total	$(1,210)	$5,413

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2007	2006
	(dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,608	$11,216
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,818)	(5,803)
Total	$(1,210)	$5,413

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Mammoth	$29,979	$31,913
OLCL	581	5,294
Total	$30,560	$37,207

From time to time, the unconsolidated power plants make distributions to their owners. Such distributions are deducted from the investments in such power plants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Mammoth Project

The Company has a 50% interest in the Mammoth project (‘‘Mammoth’’), which is comprised of three geothermal power plants located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the PPAs, which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (‘‘O&M’’) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The unaudited condensed financial position and results of operations of Mammoth are summarized below:

	December 31,
	2007	2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$4,181	$3,425
Non-current assets	74,417	79,942
Current liabilities	826	667
Non-current liabilities	3,004	3,130
Partners’ Capital	74,768	79,570

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Condensed statements of operations:
Revenues	$17,121	$15,339	$15,782
Gross margin	4,281	1,657	4,021
Net income	4,198	1,412	3,824
Company’s equity in income of Mammoth:
50% of Mammoth net income	$2,099	$706	$1,912
Plus amortization of basis difference	593	593	593
	2,692	1,299	2,505
Less income taxes	(1,023)	(493)	(952)
Total	$1,669	$806	$1,553

The Mammoth project sells its electrical output to SCE under three separate PPAs. Under the G-1 power purchase agreement, in certain circumstances, SCE or its affiliates has a right of first refusal to acquire the plant.

The Leyte Project

The Company holds an 80% interest in Ormat Leyte Co. Ltd. (‘‘OLCL’’). OLCL is a limited partnership established for the purpose of developing, financing, operating, and maintaining a geothermal power plant in Leyte Provina, the Philippines. Upon the adoption of FIN No. 46R, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, on March 31, 2004, the Company concluded that OLCL should not be consolidated. As a result of such conclusion, the Company’s 80% ownership interest in OLCL is accounted for under the equity method of accounting.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited condensed financial position and results of operations of OLCL are summarized below:

	December 31,
	2007	2006
	(dollars in thousands)
Condensed balance sheets:
Current assets	$1,327	$7,548
Non-current assets	371	4,764
Current liabilities	1,018	4,914
Stockholders’ equity	680	7,398

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Condensed statements of operations:
Revenues	$11,269	$13,715	$13,134
Gross margin	5,433	6,417	6,246
Net income	2,964	2,787	5,271
Company’s equity in income of OLCL:
80% of OLCL net income	$2,371	$2,230	$4,217
Plus amortization of deferred revenue on intercompany profit	702	1,384	708
Total	$3,073	$3,614	$4,925

In 1996, OLCL entered into a Build, Operate, and Transfer (‘‘BOT’’) agreement with PNOC-Energy Development Corporation (‘‘PNOC’’) in connection with the four geothermal power generation plants, with a total capacity of 49 MW, located in Leyte, Philippines. During 1997, the power plants started commercial operations and began selling power to PNOC under a ten year power purchase agreement (tolling arrangement). OLCL received capacity and energy fees from PNOC established by the BOT agreement. Fees were paid each month through the term of the BOT agreement and varied based on plant performance. OLCL owned the plants for a ten-year period which ended September 25, 2007, at which time they were transferred to PNOC for no further consideration. The Company did not incur any material financial loss as a result of such transfer, although going forward this will reduce the Company’s owned foreign generation capacity by 39 MW with a commensurate impact on equity in income of investees and net income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Land	20,291	11,503
Leashold improvements	1,049	1,114
Machinery and equipment	24,501	15,401
Office equipment	8,820	3,058
Automobiles	2,201	1,720
Gethermal and recovered energy generation power plants, including geothermal wells:
United States of America	695,284	582,567
Foreign countries	153,595	120,852
Asset retirement cost	9,456	14,078
	915,197	750,293
Less accumulated depreciation	(171,811)	(126,204)
Property, plant and equipment, net	743,386	624,089

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 amounted to $45,607,000, $38,659,000 and $31,210,000, respectively.

U.S. operations:

The net book value of the property, plant and equipment, including construction in process, located in the United States was approximately $783,518,000 and $636,332,000 as of December 31, 2007 and 2006, respectively.

Foreign operations:

The net book value of the property, plant and equipment, including construction in process, located outside of the United States was approximately $193,882,000 and $156,832,000 as of December 31, 2007 and 2006, respectively.

Pursuant to a 20-year PPA with Kenya Power and Lighting Co. Ltd. (‘‘KPLC’’), the Company agreed to design, construct and operate geothermal power plants in Kenya in several phases. The net book value of assets associated with Phase I was $26,987,000 and $28,813,000 as of December 31, 2007 and 2006, respectively. The Company has incurred approximately $58,119,000 and $21,556,000 (included in construction-in-process) at December 31, 2007 and 2006, respectively, in connection with the construction of Phase II of the power plant. Pursuant to the amended and restated PPA, the parties agreed to shorten the construction period for Phase II to approximately twenty-one months from February 7, 2007, and to reduce the tariff payable by KPLC on the total capacity of the plant upon completion of Phase II. Management believes that the project will be completed in the required timeframe. If the Company does not complete the construction of Phase II by the required date, the Company may lose some or all of its investment in the construction-in-process relating to Phase II.

Pursuant to an agreement with Empresa Nicaraguense de Electricitdad (‘‘ENEL’’), a Nicaraguan power utility, the Company rehabilitated existing wells, drilled new wells, and is operating the geothermal facilities. The Company owns the plants for a fifteen-year period ending in 2014, at which time they will be transferred to ENEL at no cost. The net book value of the assets related to the plant and wells was $18,199,000 and $21,019,000 at December 31, 2007 and 2006, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its wholly-owned subsidiary, Orzunil, owns a power plant in Guatemala. The geothermal resources used by the power plant are owned by Instituto Nacional de Elecrification (‘‘INDE’’), a Guatemalan power utility, who granted the use of these resources to Orzunil for the period of the PPA. The net book value of the assets related to the power plant was $37,770,000 and $40,258,000 at December 31, 2007 and 2006, respectively.

The Company, through its wholly-owned subsidiary, Ortitlan, Limitada, owns a power plant in Guatemala (the ‘‘Amatitlan Project’’). The net book value of the assets related to the power plant was $35,835,000 at December 31, 2007. As of December 31, 2006 the plant was under construction and its book value in the amount of $34,669,000 was included in construction-in-process.

The Company is engaged in the construction of several geothermal power plants in other foreign countries. At December 31, 2007 and 2006, such projects were in the various stages of construction and the related costs totaling approximately $9,701,000 and $36,368,000 (including $34,669,000 for the Amatitlan Project), respectively, are included in construction-in-process.

NOTE 7 — INTANGIBLE ASSETS

Intangible assets consist mainly of all of the Company’s PPAs acquired in business combinations and amounted to $47,989,000 and $50,086,000, net of accumulated amortization of $12,574,000 and $9,327,000, as of December 31, 2007 and 2006, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $3,247,000, $3,079,000 and $2,815,000, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2007 is as follows:

(dollars in thousands)
Year ending December 31:
2008	$3,196
2009	3,196
2010	3,196
2011	3,196
2012	3,196
Thereafter	32,009
$47,989

NOTE 8 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Trade payables	$61,994	$38,524
Salaries and other payroll costs	8,427	6,514
Accrued interest	350	12,860
Income tax payable	1,561	5,215
Other	3,504	7,332
Total	$75,836	$70,445

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — LONG-TERM DEBT

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2007	2006
	(dollars in thousands)
Limited and non-recourse agreements:
Non-recourse agreement:
Senior loans	$13,792	$19,386
Limited recourse agreement:
Credit facility agreement	8,365	11,253
	22,157	30,639
Less current portion	(7,667)	(8,482)
Non-current portion	$14,490	$22,157
Other	$1,000	$2,000
Less current portion	(1,000)	(1,000)
Non-current portion	$—	$1,000
Senior Secured Notes (non recourse):
Ormat Funding Corp. (‘‘OFC’’)	$164,856	$178,693
OrCal Geothermal Inc. (‘‘OrCal’’)	134,459	160,677
	299,315	339,370
Less current portion	(25,475)	(40,054)
Non-current portion	$273,840	$299,316

Senior Loans

International Finance Corporation (‘‘IFC’’) Loan A and Loan B

Orzunil, a wholly owned subsidiary of the Company, has a senior loan agreement with IFC (‘‘Loan A’’). The loan matures on November 15, 2011, and is payable in 47 quarterly installments. The loan has a fixed annual interest rate of 11.775%.

Orzunil has another senior loan agreement with IFC (‘‘Loan B’’). The loan matures on May 15, 2008, and is payable in 32 quarterly installments. The loan has a fixed annual interest rate of 11.730%.

Commonwealth Development Corporation (‘‘CDC’’) Loan

Orzunil has a senior loan agreement with CDC. The loan matures on August 15, 2010, and is payable in 42 quarterly installments. The loan has a fixed annual interest rate of 10.300%.

There are various restrictive covenants under these Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. Management believes that as of December 31, 2007, Orzunil was in compliance with the covenants under the Senior Loans.

Credit Facility Agreement (the Momotombo Project)

Ormat Momotombo Power Company (‘‘OMPC’’), a wholly owned subsidiary of the Company, entered into a credit facility agreement with Bank Hapoalim B.M. Principal and interest payments on the Phase I Loan are payable in 32 equal quarterly payments that commenced upon completion of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Phase I of the project in December 2001. Interest on the Phase I Loan is variable based on 3-month LIBOR plus 2.375%. Principal and interest payments on the Phase II Loan are payable in equal 28 quarterly payments that commenced in March 2004. Interest on the Phase II Loan is variable based on 3-month LIBOR plus 3.0%, and is added to the outstanding balances of the Phase II Loan until the commencement of the principal and interest payments. At December 31, 2007 and 2006, $3,285,000 and $4,476,000, respectively, was outstanding under the Phase I Loan and $5,080,000 and $6,777,000, respectively, was outstanding under the Phase II Loan. The Credit Facility Agreement is collateralized by liens over all real and personal property comprising the Momotombo Project and the Company’s ownership interest in OMPC. There are various restrictive covenants under the Credit Facility Agreement, which include maintaining certain levels of debt to equity ratio and debt service coverage ratio, and limitations on additional indebtedness and payment of dividends.

Due to a failure of a turbine, the Momotombo project was not in full operation from June 2007 to October 2007. As a result, OMPC did not meet the ‘‘debt service coverage ratio’’ required at December 31, 2007, and therefore, distributions from the project are restricted. The power plant recently returned to full operation.

In October 2007, OPMPC reached an agreement with Bank Hapoalim B.M., pursuant to which Bank Hapoalim B.M. allowed OMPC to use the funds in the ‘‘debt service reserve account’’ for the repair of the damaged turbine. As a result, OMPC does not comply with the required ‘‘debt service reserve account’’. In accordance with the terms of the credit facility, Momotombo has a 180-day period to replenish the ‘‘debt service reserve account’’. On February 24, 2008, Bank Hapoalim granted OMPC an extension to replenish the ‘‘Debt Service Reserve Account’’ until August 31, 2009. As the power plant recently returned to full operation, management believes that OMPC will comply with the ‘‘debt service reserve account’’ covenant before August 31, 2009.

Management believes that except as described above, OMPC was in compliance with all other covenants under the Credit Facility Agreement as of December 31, 2007.

Future minimum payments

Future minimum payments under long-term obligations, excluding the senior secured notes and notes payable to Parent, as of December 31, 2007 are as follows:

(dollars in thousands)
Year ending December 31:
2008	$8,667
2009	6,676
2010	6,101
2011	1,713
Total	$23,157

OFC Senior Secured Notes

On February 13, 2004, Ormat Funding Corp. (‘‘OFC’’), a wholly owned subsidiary, issued $190.0 million, 8¼% Senior Secured Notes (‘‘OFC Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million, which have been included in deferred financing costs in the consolidated balance sheet. The OFC Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends.

On May 31, 2007, OFC successfully consummated a consent solicitation relating to the OFC Senior Secured Notes. The Consent Solicitation was conducted in order to amend and/or waive certain provisions of the indenture such that the shut down and decommissioning of the Desert Peak 1 plant and the related termination of the fluid supply agreement pursuant to which geothermal resource was supplied to that plant (both of which constituted assets pledged to the Noteholders to secure repayment of the OFC Senior Secured Notes) would not constitute defaults or events of default under the indenture.

Management believes that as of December 31, 2007, OFC was in compliance with the covenants contained in the indenture governing the OFC Senior Secured Notes.

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

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current on the consolidated balance sheet. As of December 31, 2007 and 2006, the balance of such account was $0.1 million and $13.3 million, respectively. In addition, as of December 31, 2007 and 2006, part of the restricted cash accounts was funded by a letter of credit in the amount of approximately $11.5 million and two letters of credit in the total amount of approximately $12.2 million, respectively (see Note 19).

Future minimum payments under the OFC Senior Secured Notes, as of December 31, 2007 are as follows:

(dollars in thousands)
2008	$7,835
2009	9,141
2010	10,118
2011	11,410
2012	11,001
Thereafter	115,351
Total	$164,856

OrCal Senior Secured Notes

On December 8, 2005, OrCal Geothermal Inc. (‘‘OrCal’’), a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (‘‘OrCal Senior Secured Notes’’) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$3.9 million, which have been included in deferred financing costs in the consolidated balance sheet. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, and those of its subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. Management believes that as of December 31, 2007, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes.

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

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account with a required minimum balance, which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current on the consolidated balance sheet. As of December 31, 2007 and 2006, the balance of such account was $11.9 million and $14.8 million, respectively. In addition, as of December 31, 2006, part of the restricted cash accounts was funded by a letter of credit in the amount of approximately $9.7 million (see Note 19).

Future minimum payments under the OrCal Senior Secured Notes, as of December 31, 2007 are as follows:

(dollars in thousands)
Year ending December 31:
2008	$17,640
2009	11,043
2010	10,216
2011	9,700
2012	9,312
Thereafter	76,548
Total	$134,459

In anticipation of the OrCal Offering, on September 9, 2005, the Company entered into a rate lock agreement with a financial institution (the ‘‘counterparty’’), at a locked-in rate of 4.047%, with a notional amount of $175.0 million, which terminated on December 5, 2005. The rate lock was based on a 7-year treasury security that matures in November 2012. On December 5, 2005, the Company received from the counterparty to the rate lock agreement an amount of $4,488,000. A gain of $2,624,000, net of related taxes of $1,608,000, was recorded as ‘‘Gain in respect of derivative instruments designated for cash flow hedge, net of related taxes’’ under ‘‘Other comprehensive income (loss)’’ and is amortized over the term of the OrCal Senior Secured Notes using the effective interest method. The remaining gain of $159,000, net of related taxes of $97,000, has been charged to the consolidated statement of operations and comprehensive income ($256,000 was recorded as interest income and $97,000 was recorded as income tax expense) in the year ended December 31, 2005.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2003, in connection with the acquisition of the Heber power plants, OrCal entered into a loan agreement with Beal Bank to provide a loan in the amount of $154.5 million. On December 8, 2005, in connection with the issuance of the OrCal Senior Secured Notes, OrCal repaid the loan in its entirety. This repayment resulted in a one-time charge to interest expense of approximately $16.6 million, comprised of: (i) prepayment premium of $11.5 million associated with payment of the Beal Bank loan, (ii) write-off of certain deferred financing costs amounting to $4.2 million associated with the incurrence of the Beal Bank loan, and (iii) loss of $0.9 million associated with interest rate cap transactions which were intended to mitigate the interest rate risk in respect of such loan agreement. The tax effect of such one time charge was $6.3 million, bringing the net effect of it to $10.3 million.

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

Pursuant to a 31-year head lease (the ‘‘Head Lease’’). PGV leased its geothermal power plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the ‘‘Deferred Lease Income’’). The carrying value of the leased assets as of December 31, 2007 and 2006 amounted to $53.3 million and $56.0 million, net of accumulated depreciation of $9.1 million and $6.4 million, respectively. The unrelated company (the ‘‘Lessor’’) simultaneously leased back the Puna Project to PGV under a 23-year lease (the ‘‘Project Lease’’). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a PPA that PGV has with Hawaii Electric Light Company (‘‘HELCO’’). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

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

Future minimum lease payments under the Project Lease, as of December 31, 2007, are as follows:

(dollars in thousands)
Year ending December 31:
2008	$7,573
2009	8,013
2010	7,567
2011	8,061
2012	8,199
Thereafter	63,927
Total	$103,340

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds amounted to $7.6 million and $9.6 million as of December 31, 2007 and 2006, respectively, and were included in restricted cash accounts in the consolidated balance sheets. As of December 31, 2007, $5.6 million of such accounts were classified as non-current, since they are invested in auction rate securities which experienced multiple failed auctions due to a lack of liquidity in the market for these securities, as explained in Note 1, and the remaining $2.0 million were classified as current as they are used for current payments. As of December 31, 2006, such accounts were classified as current as they were used for current payments.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to Ormat Nevada Inc. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of December 31, 2007 and 2006, the balance of such account was $10.4 million and $11.3 million, respectively. This amount can be distributed to Ormat Nevada Inc. currently and has been classified as current restricted assets.

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

NOTE 11 — OPC TAX MONETIZATION TRANSACTION

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

Under the transaction structure, Ormat Nevada transferred the aforementioned geothermal power projects to the newly formed subsidiary, OPC LLC (‘‘OPC’’), and sold limited liability company interests in OPC to the institutional equity investors for $71.8 million. Ormat Nevada will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until it recovers the capital that it has invested in the projects, while the institutional equity investors will receive substantially all of the production tax credits and the taxable income or

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loss (together, the ‘‘Economic Benefits’’), and the distributable cash flow after Ormat Nevada has recovered its capital. The institutional equity investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the ‘‘Flip Date’’), Ormat Nevada will receive 95% of both distributable cash and taxable income and the investors will receive 5% of both distributable cash and taxable income on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the projects. The transaction provides for a second closing whereby Ormat Nevada would contribute another geothermal plant currently under construction and receive an additional amount of $46.6 million.

Under the transaction, Ormat Nevada retains the controlling voting interest in the subsidiary and therefore will continue to consolidate OPC. This transaction has been accounted for as a financing with the payments received for the equity interest recorded in minority interest on the consolidated balance sheets. As the Economic Benefits flow to the institutional equity investors, they are recognized by the Company in minority interest on the consolidated statements of operations and comprehensive income. Interest expense, representing the institutional equity investors’ targeted yield on the balance of the amount paid by the investors, is charged to minority interest.

Transaction costs amounting to $2.6 million as of September 30, 2007 have been reflected as a component of minority interest on the consolidated balance sheets and will be amortized to minority interest in the consolidated statements of operations and comprehensive income through the Flip Date.

NOTE 12 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	December 31,
	2007	2006
	(dollars in thousands)
Balance at beginning of year	$16,832	$11,461
Changes in price estimates	(57)	3,372
Changes in estimated useful lives	(5,416)	—
Liabilities incurred in respect of new power plants	550	1,028
Accretion expense	1,105	971
Balance at end of year	$13,014	$16,832

During 2007, the Company decreased the aggregate carrying amount of its asset retirement obligation by $5,473,000 due to decreased costs associated with drilling rigs as a result of the purchase of drilling rigs by the Company and the change in estimated useful life of part of the Company’s power plants (See Note 1). During 2006, the Company increased the aggregate carrying amount of its asset retirement obligation by $3,372,000 due to costs associated with drilling rigs, cement and cement services, general manpower, engineering fees and other outside services.

NOTE 13 — STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted SFAS No. 123R which establishes the accounting for employee stock-based awards. Under the provisions of SFAS No. 123R, stock-based compensation is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As required by SFAS No. 123R, the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS No. 123R was not material. As of December 31, 2007, the total future compensation cost related to unvested stock options that are expected to vest is $6,893,000 which will be recognized over a weighted average period of 1.4 years.

During the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation related to stock options as follows:

	Year Ended December 31,
	2007	2006
	(In thousands, except per share data)
Cost of revenues	$1,769	$798
Selling and marketing expenses	657	287
General and administrative expenses	1,337	621
Total stock-based compensation expense	3,763	1,706
Tax effect on stock-based compensation expense	502	239
Net effect on stock-based compensation expense	$3,261	$1,467
Effect on basic and diluted earnings per share	$0.08	$0.04

Pro forma information for periods prior to the adoption of SFAS No. 123R

Prior to January 1, 2006, the Company accounted for stock-based compensation in accordance with the provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB No. 25, compensation cost was recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2007	2006	2005
	(dollars in thousands, except per share data)
Net income, as reported	$27,376	$34,447	$15,177
Add: Total stock-based employee compensation expense included in reported net income, net of tax	3,261	1,467	91
Deduct: Total stock-based employee compensation expense in respect of the Company’s stock options determined under fair value based method, net of tax	(3,161)	(1,166)	(65)
Deduct: Total stock-based employee compensation expense in respect of the Parent’s stock options determined under fair value based method, net of tax	(100)	(301)	(307)
Pro forma net income	$27,376	$34,447	$14,896
Earnings per share:
Basic, as reported	$0.71	$1.00	$0.48
Basic, pro forma	$0.71	$1.00	$0.47
Diluted, as reported	$0.70	$0.99	$0.48
Diluted, pro forma	$0.70	$0.99	$0.47

Valuation assumptions

The fair value of each option grant is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. In the absence of enough historical information, the expected term was determined using the simplified method defined in SAB No. 107, giving consideration to the contractual term and vesting schedule. Since the Company does not have any traded stock options and was listed for trading on the New York Stock Exchange beginning in November 2004, the Company’s expected volatility was calculated based on the Company’s historical volatility and for the period of time prior to the Company’s listing, the historical volatility of the Parent. There is a high correlation between the stock behavior of the Company and its Parent. The dividend yield forecast is expected to be 20% of the Company’s yearly net profit, which is equivalent to a 0.52% yearly weighted average dividend rate in the year ended December 31, 2007. The risk free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate of 5% is based on trends in actual option forfeitures.

The Company calculated the fair value of each option on the date of grant based on the following assumptions:

	Year ended December 31,
	2007	2006	2005
For stock options issued by the Company:
Risk-free interest rates	4.5%	4.9%	4.5%
Expected lives (in years)	5.0	6.4	5.0
Dividend yield	0.52%	0.55%	0.9%
Expected volatility	35.7%	40.5%	32.0%
Forfeiture rate	5.0%	5.0%	—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Plans

The 2004 Incentive Compensation Plan

On October 21, 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (‘‘2004 Incentive Plan’’), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested shares may be exercised for up to ten years from the date of grant. The shares of common stock will be issued upon exercise of options from the Company’s authorized share capital.

The following table summarizes the status of the 2004 Incentive Plan as of and for the periods presented below (shares in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares		Shares		Shares
Outstanding at beginning of year	539	$27.03	236	$15.54	223	$15.00
Granted, at fair value	435	42.78	329	34.47	25	20.10
Exercised	(47)	15.81	(14)	15.00	—	—
Forfeited	(110)	32.09	(12)	20.25	(12)	15.00
Outstanding at end of year	817	35.38	539	27.03	236	15.54
Options exercisable at end of year	82	22.42	72	16.76	15	15.00
Weighted-average fair value of options granted during the year		$15.88		$15.77		$6.62

As of December 31, 2007, 2,872,323 shares of the Company’s common stock are available for future grants.

The following table summarizes information about stock options outstanding at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life in Years			Weighted Average Remaining Contractual Life in Years
	Number of Shares Outstanding		Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble		Aggregate Intrinsic Value (In thousands)
Exercise Price
$15.00	122	6.8	$4,875	42	6.8	$1,661
20.10	18	6.8	611	18	6.8	611
34.13	251	8.3	5,246	—	—	—
37.90	23	5.8	385	22	5.8	385
38.85	8	6.2	121	—	—	—
42.08	365	6.3	4,729	—	—	—
52.98	30	6.8	61	—	—	—
	817	7.0	$16,028	82	6.6	$2,657

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted Average Remaining Contractual Life in Years			Weighted Average Remaining Contractual Life in Years
	Number of Shares Outstanding		Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble		Aggregate Intrinsic Value (In thousands)
Exercise Price
$15.00	188	7.8	$4,094	47	7.8	$1,035
20.10	25	7.8	418	25	7.8	418
34.13	296	9.3	797	—	—	—
37.90	30	6.8	—	—	—	—
	539	8.6	$5,309	72	7.8	$1,453

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $55.01 and $36.82 as of December 31, 2007 and 2006, respectively, which would have potentially been received by the option holders had all option holders exercised their options as of those dates. The total number of in-the-money options exercisable as of December 31, 2007 was 81,518.

The total pretax intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1,395,000 and $331,000, respectively, based on the Company’s average stock price of $45.49 and $38.12 during the year ended December 31, 2007 and 2006, respectively.

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

As of December 31, 2007, no shares of the Parent’s ordinary shares are available for future grants.

The following table summarizes the status of the Parent’s Plans as of and for the periods presented below (shares in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
		Weighted Average Exercise Price		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares		Shares		Shares
Outstanding at beginning of year	1,098	$2.70	1,747	$2.42	2,362	$2.32
Exercised	(657)	2.05	(560)	1.81	(554)	1.97
Expired	—	—	(32)	2.26	—	—
Forfeited	(38)	3.68	(57)	2.96	(61)	2.62
Outstanding at end of year	403	3.68	1,098	2.70	1,747	2.42
Options exercisable at end of year	128	3.47	322	2.23	296	1.79

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
$1.75	19	0.2	$255	19	0.2	$255
3.78	384	1.3	4,288	109	1.3	1,217
	403	1.2	$4,543	128	1.1	$1,472

The following table summarizes information about stock options outstanding at December 31, 2006 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Number of Shares Exerciseble	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
$1.41	111	0.2	$1,105	111	0.2	$1,105
1.75	453	1.2	4,357	116	1.2	1,118
3.78	534	2.3	4,056	95	2.3	721
	1,098	1.6	$9,518	322	1.2	$2,944

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Parent’s stock price of $14.96 and $11.37 as of December 31, 2007 and 2006, respectively, which would have potentially been received by the option holders had all option holders exercised their options as of those dates. The total number of in-the-money options exercisable as of December 31, 2007 and 2006 was 128,238 and 322,179, respectively.

The total pretax intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $7,217,000 and $4,328,000 based on the Parent’s average stock price of $13.03 and $9.48 during the year ended December 31, 2007 and 2006, respectively.

NOTE 14 — POWER PURCHASE AGREEMENTS

Substantially all of the Company’s electricity revenues are recognized pursuant to PPAs in the U.S. and in various foreign countries, including Kenya, Nicaragua and Guatemala. These PPAs generally provide for the payment of energy payments or both energy and capacity payments through their respective terms which expire in varying periods from 2014 to 2026. Generally, capacity payments are payments calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are payments calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, short-run avoided cost (‘‘SRAC’’) (the incremental cost that the power purchaser avoid by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. One PPA gives the power purchaser or its designee the right of first refusal to acquire the geothermal power plants at fair market value. Upon satisfaction of certain conditions specified in this PPA and subject to receipt of requisite approvals and negotiations between

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the parties, the Company has the right to demand that the power purchaser acquire the power plant at fair market value. The Company’s subsidiaries in Nicaragua and Guatemala sell power at an agreed upon price subject to terms of a ‘‘take or pay’’ PPA.

Pursuant to the terms of certain of the PPAs, the Company may be required to make payments to the relevant power purchaser under certain conditions, such as shortfall on delivery of renewable energy and energy credits, and not meeting certain performance threshold requirements, as defined. The amount of payment required is dependent upon the level of shortfall on delivery or performance requirements and is recorded in the period the shortfall occurs. In addition, if the Company does not meet certain minimum performance requirements, the capacity of the project may be permanently reduced. The Company has not been obligated to make any material payments under its PPAs and has not had its capacity permanently reduced.
As required by EITF Issue No. 01-8 (see Note 1), the Company assessed all PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003, and concluded that all such PPAs contained a lease element requiring lease accounting. Accordingly, revenue related to the lease element of the PPA is presented as ‘‘lease portion of energy and capacity’’ revenue, with the remaining revenue related to the production and delivery of the energy being presented as ‘‘energy and capacity’’ revenue in the consolidated statements of operations and comprehensive income. Future minimum lease revenues under PPAs which contain a lease element as of December 31, 2007 were as follows:

(dollars in thousands)
Year ending December 31:
2008	$136,195
2009	147,789
2010	145,919
2011	144,822
2012	142,569
Thereafter	1,859,706
Total	$2,577,000

NOTE 15 — INCOME TAXES

Income before provision for income taxes, minority interest, and equity in income of investees consisted of:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
U.S	$15,471	$14,306	$702
Non-U.S. (foreign)	5,103	23,211	12,271
	$20,574	$37,517	$12,973

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income tax expense are as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Current:
Foreign	$6,752	$7,931	$6,872
Deferred:
Federal	(786)	157	577
State	168	304	132
Foreign	(4,312)	(1,989)	(2,891)
	(4,930)	(1,528)	(2,182)
	$1,822	$6,403	$4,690

The significant components of the deferred income tax benefit are as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Deferred tax expense (exclusive of the effect of
other components listed below)	$18,369	$8,272	$10,089
Benefit of operating loss carryforwards — US	(14,054)	(4,341)	(1,923)
Utilization of operating loss carryforwards — Israel	—	—	—
Change in valuation allowance	—	—	—
Change in foreign income tax	(4,312)	(1,989)	(2,891)
Change in lease transaction	(1,518)	1,236	(7,457)
Change in tax monetization transaction	4,597	—	—
Benefit of production tax credits	(8,012)	(4,706)	—
	$(4,930)	$(1,528)	$(2,182)

The difference between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	0.8	0.8	0.7
Effect of foreign income tax, net	(1.8)	(7.0)	(1.5)
Tax monetization transaction	6.6	—	—
Production tax credit	(38.9)	(12.5)	—
Withholding tax	5.0
Other, net	2.2	0.8	2.0
Effective tax rate	8.9%	17.1%	36.2%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2007	2006
	(dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(11,689)	$(9,746)
Depreciation	(59,970)	(43,830)
Net operating loss carryforward — U.S.	31,238	17,184
Intercompany profit elimination	12,427	6,172
Tax monetization transaction	(4,597)	—
Lease transaction	9,354	7,836
Investment tax credits	1,971	1,971
Production tax credits	12,718	4,706
Stock options amortization	791	239
Accrued liabilities and other	1,236	1,785
Total	$(6,521)	$(13,683)

Deferred taxes are included in the consolidated balance sheets as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Current assets	1,732	1,819
Non-current assets	12,427	6,172
Non-current liabilities	(20,680)	(21,674)
	$(6,521)	$(13,683)

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income prior to expiration of the net operating loss (‘‘NOL’’) carryforwards and tax credits. Although realization is not assured, management believes it is more likely than not that the deferred tax asset at December 31, 2007 will be realized.

At December 31, 2007, the Company had U.S. federal NOL carryforwards of approximately $83.9 million and state NOL carryforwards of approximately $44.3 million, available to reduce future taxable income, which expire between 2021 and 2027 for federal NOLs and between 2014 and 2017 for state NOLs. The investment tax credits in the amount of $2.0 million at December 31, 2007 are available for a 20-year period and expire in 2022 and 2023. The production tax credits in the amount of $12.7 million at December 31, 2007 are available for a 20-year period and expire between 2026 and 2027.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $100.6 million at December 31, 2007. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Adoption of FIN No. 48

As disclosed in Note 1, the Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. This amount consists of interest and penalties related to uncertain tax positions. In addition, on January 1, 2007, the Company reclassified its liability for uncertain tax positions in the amount of $3,426,000 from long-term deferred income tax liabilities to liability for unrecognized tax benefits. During the year ended December 31, 2007, the Company increased its liability for unrecognized tax benefits by $1,576,000. The liability for unrecognized tax benefits of $5,330,000 at December 31, 2007 would impact the Company’s effective tax rate, if recognized. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(dollars in thousands)
Balance at January 1, 2007	$3,754
Additions based on tax positions taken during prior years — interest	156
Additions based on tax positions taken during the current year	1,420
Balance at December 31, 2007	$5,330

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of December 31, 2007, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2006 and by local state jurisdictions for the years 2002-2006.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax benefits in the U.S.

The U.S. federal government encourages production of electricity from geothermal resources through certain tax subsidies. The Company is permitted to claim in its consolidated federal tax returns either an investment tax credit for approximately 10% of the cost of each new geothermal power plant or ‘‘production tax credits’’, which in 2007 were 2.0 cents per kWh and is adjusted annually for inflation, on the first ten years of electricity output, under the Energy Policy Act of 2005 that became law on August 8, 2005. (Production tax credits can only be claimed on new plants put into service between October 23, 2004 and December 31, 2008.) The Company, as the owner of any project that would be put in service during the period ending December 31, 2008, has to choose between the production tax credit and the investment tax credit.

Certain of the Company’s PPAs that were in effect as of December 31, 2007 provide that all or a portion of the production tax credits are to be shared with the utility once they are monetized from the federal government. The Company had the ability to elect investment tax credits rather than production tax credits in its federal tax returns. In light of the terms of the original PPAs, the Company would be economically compelled to elect investment tax credits for certain facilities, thereby eliminating any amounts that would be due to the utilities under the production tax credit sharing arrangement. As such, the Company has not deferred revenue for such arrangements. In 2007, the Company reached agreements with the utilities under which the Company eliminated the production tax credit sharing provisions in exchange for a prospective reduction in the energy rate. Several of these amendments have not yet been approved by the Public Utilities Commission of Nevada (‘‘PUCN’’). The Company believes it is likely that the PUCN will approve such amendments and therefore the Company claimed the applicable production tax credits in its 2006 tax return and expects to claim the tax credits in its 2007 tax return.

On June 7, 2007, a wholly-owned subsidiary, Ormat Nevada, concluded a transaction to monetize production tax credits and other favorable tax attributes (see Note 11).

Income taxes related to foreign operations

Guatemala — The enacted tax rate is 31%. Orzunil, a wholly owned subsidiary was granted a benefit under a law which promotes development of renewable power sources. The law allows Orzunil to reduce the investment made in its geothermal project from income tax payable, which reduce the effective tax rate to zero.

Israel — The Company’s operations in Israel through its wholly owned Israeli subsidiary, Ormat Systems Ltd. (‘‘OSL’’), are taxed at the regular corporate tax rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. OSL is entitled to ‘‘Benefited Enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959 (the ‘‘Investment Law’’), with respect to two of its investment programs. As a Benefited Enterprise OSL was exempt from Israeli income taxes with respect to income derived from the first benefited investment for the period from July 1, 2004 to June 30, 2006, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. OSL is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for the period from January 1, 2007 to December 31, 2008 and thereafter such income will be subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between OSL and its affiliates are at arms length, and that the management and control of OSL will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, OSL is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly ‘‘Eligible

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operations’’ are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed with the remainder to be claimed in the second year.

Other significant foreign countries — The Company’s operations in Nicaragua and Kenya are taxed at the rates of 25% and 37.5%, respectively.

NOTE 16 — BUSINESS SEGMENTS

The Company has two reporting segments that are aggregated based on similar products, market and operating factors: Electricity and Products Segments. Such segments are managed and reported separately as each offers different products and serves different markets. The Electricity Segment is engaged in the sale of electricity pursuant to PPAs. The Products Segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments were determined on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)
Year Ended December 31, 2007
Net revenues from external customers	$215,969	$79,950	$295,919
Intersegment revenues	—	107,747	107,747
Depreciation and amortization expense	49,398	1,084	50,482
Operating income	43,689	(228)	43,461
Segment assets at year end*	1,227,761	47,148	1,274,909
Expenditures for long-lived assets	214,221	2,137	216,358

Year Ended December 31, 2006
Net revenues from external customers	$195,483	$73,454	$268,937
Intersegment revenues	—	45,520	45,520
Depreciation and amortization expense	42,774	665	43,439
Operating income	50,314	11,614	61,928
Segment assets at year end*	1,104,326	55,776	1,160,102
Expenditures for long-lived assets	185,983	1,825	187,808

Year Ended December 31, 2005
Net revenues from external customers	$177,369	$60,623	$237,992
Intersegment revenues	—	52,679	52,679
Depreciation and amortization expense	39,557	629	40,186
Operating income	56,831	7,078	63,909
Segment assets at year end*	864,968	49,512	914,480
Expenditures for long-lived assets	112,990	3,759	116,749

*	Segment assets of the Electricity Segment include unconsolidated investments.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Revenues:
Total segment revenues	$295,919	$268,937	$237,992
Intersegment revenues	109,895	45,520	52,679
Elimination of intersegment revenues	(109,895)	(45,520)	(52,679)
Total consolidated revenues	$295,919	$268,937	$237,992

Operating income:
Operating income	$43,461	$61,928	$63,909
Interest expense, net	(20,418)	(24,401)	(51,009)
Non-operating income (expense) and other, net	(2,469)	(10)	73
Total consolidated income before income taxes, minority interest, and equity in income of investees	$20,574	$37,517	$12,973

The Company sells electricity and products for power plants and others, mainly to the geographical areas according to location of the customers, as detailed below. The following tables present certain data by geographic area:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Revenues from external customers attributable to:(1)
North America	$236,273	$191,819	$170,102
Pacific Rim	11,420	7,952	10,646
Latin America	26,193	23,353	13,741
Africa	9,896	10,636	10,553
Far East	1,400	6,174	1,127
Europe	10,737	29,003	31,823
Consolidated total	$295,919	$268,937	$237,992

(1)	Revenues as reported in the geographic area in which they originate.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2007	2006	2005
	(dollars in thousands)
Long-lived assets (primarily power plants and related assets) located in:
North America	$811,828	$697,928	$590,365
Latin America	99,178	105,332	38,682
Africa	113,410	49,570	51,311
Europe	7,273	6,220	5,060
Pacific Rim and Far East	7,744	—	—
Consolidated total	$1,039,433	$859,050	$685,418

The following table presents revenues from major customers:

	Year Ended December 31,
	2007		2006		2005
	Revenues	%	Revenues	%	Revenues	%
	(dollars in thousands)		(dollars in thousands)		(dollars in thousands)
SCE(1)	$94,430	31.9	$80,665	30.0	$85,856	36.1
Hawii Electric Light Company(1)	43,087	14.6	40,517	15.1	36,207	15.2
Sierra Pacific Power Company(1)	28,621	9.7	34,320	12.8	33,583	14.1

(1)	Revenues reported in Electricity Segment.

NOTE 17 — TRANSACTIONS WITH RELATED ENTITIES

Transactions between the Company and the related entities during the years presented below and balances as of the dates presented below, other than those disclosed elsewhere in these financial statements, approximated:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Transactions
Revenues from an affiliate of the Parent	$—	$3,503	$7,959
Property rental fee expense paid to Parent	$654	$628	$627
Interest expense on note payable to Parent	$5,941	$8,367	$10,635
Guarantee fees to Parent	$—	$29	$204
Corporate financial, administrative and executive services provided to Parent	$131	$123	$120
Services rendered by an indirect shareholder of the Parent	$142	$122	$162

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2007	2006
	(dollars in thousands)
Balances
Due from subsidiary of Parent	$120	$120
Due from affiliate of Parent	$—	$566

The Company has an agreement with the Parent whereby, for a fee, the Parent maintains certain standby letters of credit on behalf of the Company. During the years ended December 31, 2007, 2006 and 2005, fees under the agreement totaled approximately $0, $29,000 and $204,000, respectively.

The current liability due from Parent at December 31, 2007 and 2006 of $253,000 and $1,459,000, respectively, represents the net obligation resulting from ongoing operations and transactions with the Parent and is payable from available cash flow. Interest is computed on balances greater than 60 days at LIBOR plus 1% (but not less than the change in the Israeli Consumer Price Index plus 4%) compounded quarterly, and is accrued and paid to the Parent annually.

Notes payable to Parent

The Company has a loan agreement with the Parent (‘‘Parent Loan Agreement’’) pursuant to which the Company may borrow from the Parent up to $150 million in one or more advances. Interest accrues on the unpaid principal of the loan amount at a rate per annum of the Parent’s average effective interest plus 0.3% (7.5% during 2004 and 2003). The principal and interest on the Parent Loan Agreement are payable in varying amounts through the loan due date of June 2010. The outstanding balance of such loan at December 31, 2007 and 2006 was $57,841,000 (including current portion of $31,641,000) and $89,488,000 (including current portion of $31,647,000), respectively.

The Company also had a New Israeli Shekels (NIS) 240.0 million (equivalent to $50,665,000 as of December 31, 2006) non-interest bearing note agreement with the Parent. Since the note was payable upon demand at any time after November 30, 2007, it was presented in the consolidated balance sheet as of December 31, 2006 in current liabilities. On December 3, 2007, the note was repaid.

Future minimum payments under the notes payable to Parent as of December 31, 2007 are as follows:

(dollars in thousands)
Year ending December 31:
2008	$31,641
2009	16,600
2010	9,600
$57,841

Corporate and administrative services agreement with the Parent

OSL and the Parent have an agreement whereby OSL will provide to the Parent, for a monthly fee of $10,000 (adjusted annually, partially for changes in the Israeli Consumer Price Index), certain corporate administrative services, including the services of executive officers. In addition, OSL agreed to provide the Parent with services of certain skilled engineers at OSL’s cost plus 10%. Such agreements may be terminated by either party after the initial term which ends in 2009.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease agreements with the Parent

OSL has a rental agreement with the Parent for the use of office and manufacturing facilities in Yavne, Israel, for a monthly rent of $52,000, adjusted annually for changes in the Israeli Consumer Price Index, plus taxes and other costs to maintain the properties. The initial term of the rental agreement was 59 months expiring in June 2009. The term has been extended with the consent of the Israeli Land Administration for a period ending the earlier of: (i) 25 years (including the initial term) or (ii) the remaining period of the underlying lease agreement between the Parent and the Israel Land Administration (which terminates between 2018 and 2047).

On December 3, 2007, the Company’s Board of Directors approved a new lease transaction whereby OSL will enter into a rental agreement with the Parent for the sublease of additional manufacturing facilities that will be built adjacent to the current manufacturing facilities in Yavne, Israel. The proposed new lease transaction will end on the same day as the previous lease agreement entered into in July 2004, subject to approval by the Israel Land Administration. Pursuant to the new lease, OSL will pay a monthly rent that will result in an annual yield to the Parent of 8.5% of the Parent’s total cost with regard to the property. Payment will be adjusted annually for changes in the Israeli Consumer Price Index, plus tax and other costs to maintain the properties. The actual monthly rent payments will be set based on the actual costs incurred by the Parent with regard to the property.

Reimbursement agreement with the Parent

The Company has a reimbursement agreement with its Parent pursuant to which the Company agreed to reimburse its Parent for: (i) any draws made on any standby letter of credits issued by the Parent for the benefit of the Company; and (ii) any payments made under any guarantee provided by the Parent for the benefit of the Company. Interest on any amounts owing pursuant to the reimbursement agreement is payable at a rate per annum equal to the Parent’s average effective cost of funds plus 0.3% in U.S. dollars.

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

NOTE 18 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the ‘‘Plan’’) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed one year of service or who had one year of service upon establishment of the Plan are eligible to participate in the Plan. Contributions are made by employees through pretax deductions up to 60% of their annual salary. Contributions made by the Company are matched up to a maximum of 2% of the employee’s annual salary. The Company’s contributions to the Plan were $264,000, $249,000 and $228,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Severance plan

The Company, through OSL, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are accounted for under the guidance of EITF Issue No. 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, using what is commonly referred to as the ‘‘shut down’’ method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. Such liabilities have been presented on the consolidated balance sheets as ‘‘Liabilities for severance pay’’. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $13,526,000 and $12,534,000 at December 31, 2007 and 2006, respectively, of which $11,765,000 and $10,981,000, respectively, were restricted, and have been presented on the consolidated balance sheets as part of ‘‘Deposits and other’’. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2007, 2006 and 2005 were $2,734,000, $2,454,000 and $771,000, respectively, which includes income (loss) amounting to $722,000 $1,095,000 and $(302,000), respectively, generated from the regular deposits and amounts accrued in severance funds.

The Company expects the severance pay contributions in 2008 to be approximately $1.3 million.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(dollars in thousands)
Year ending December 31:
2008	$1,575
2009	776
2010	47
2011	743
2012	629
2013-2017	5,688
$9,458

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 19 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (‘‘BLM’’) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lessors as defined in the respective agreements. Royalties’ expense under the geothermal resource agreements were $8,370,000, $7,567,000 and $6,910,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $21.5 million and $17.4 million at December 31, 2007 and 2006, respectively. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

Credit agreements

On February 15, 2006, a subsidiary of the Company entered into a $25.0 million credit agreement (‘‘UBOC Credit Agreement’’) with Union Bank of California (‘‘UBOC’’). Under the UBOC Credit Agreement, the Company can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. UBOC is currently the sole lender and issuing bank under the UBOC Credit Agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the UBOC Credit Agreement as parties thereto. In connection with this transaction, the Company has entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee the subsidiary’s obligations under the UBOC Credit Agreement. The subsidiary’s obligations under the UBOC Credit Agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets. There are various restrictive covenants under the UBOC Credit Agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios. Management believes that as of December 31, 2007, the Company was in compliance with the covenants under the UBOC Credit Agreement. As of December 31, 2007, three letters of credit with an aggregated stated amount of $12.3 million were issued and outstanding under the UBOC Credit Agreement.

In September 2007, the Company entered into two separate credit agreements with two commercial banks, each for $30.0 million. In November 2007, the Company entered into an additional credit agreement with a third commercial bank for $50.0 million. Under these credit agreements, the Company or its Israeli subsidiary, OSL, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit.  Each of the credit agreements has a term of three years.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. The Company’s or OSL’s obligations under the credit agreements are unsecured, but both entities are subject to a negative pledge in favor of the banks and certain other customary restrictive covenants.

As of December 31, 2007 and as of the date of this annual report, no loans or letters of credits were outstanding under such credit agreements.

Restrictive covenants

The Company entered into certain agreements with Israeli Banks under which the Company and its Israeli subsidiary, OSL., have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company’s assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company’s assets. In some cases, the Company and OSL have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. The Company does not expect that these covenants or ratios, which apply to the Company on a consolidated basis, will materially limit its ability to execute its future business plans or operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

Purchase commitments

The Company purchases raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements.

At December 31, 2007, total obligations related to such supplier agreements were approximately $131.9 million (out of which approximately 118.8 million relate to construction-in-process). All such obligations are payable in 2008.

Grants and royalties

The Company, through OSL, has historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. OSL is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. Such royalties amounted to $1,342,000 for the year ended December 31, 2005 (none in the years ended December 31, 2007 and 2006). The Company is not liable for royalties if the Company does not sell the respective products. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2007 and 2006, amounted to $1,175,000 and $1,138,000, respectively, of which approximately $234,000 and $277,000 of the cap, respectively, increases based on the LIBOR rate, as defined.

In addition, OSL is obligated to pay royalties to an unaffiliated entity at a rate of 2% of its domestic sales up to a cumulative amount of $9.25 million, and royalties at a rate of 0.2% of revenues on the next $5.4 million related to a certain technology that is not currently being utilized. However, no royalties will be paid after 30 years have elapsed from the completion of the related project. OSL has not derived any revenues from this technology to date, nor have any royalties been paid to date.

Employment agreements

The Company has employment agreements with three of its senior executive officers, the terms of which expire on June 2008, with automatic extensions for successive two years in the case of the Company’s President/COO, and for one additional four-year period in the case of the Company’s CEO and the Company’s CTO. Such agreements provide for monthly or annual base salary amounts, as well as for bonus and other benefits. The aggregate commitment for future salaries at December 31, 2007, excluding bonuses and benefits, was approximately $0.2 million.

Such executives are also entitled to change in control payments, whereby, if within three years following the occurrence of a change in control, the Company terminates the employee or the employee terminates his or her employment for good reason, as defined, or if, within 180 days

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following a change in control, the employee terminates his or her employment, the Company is required to pay 24 months of such employee’s monthly base salary at the time of the change in control, plus unpaid and accrued base salary and bonuses. The aggregate of 24 months of these executive’s base salary, excluding bonuses and benefits, as of December 31, 2007 approximated $0.9 million.

Contingencies

During 2007, the Company’s wholly-owned subsidiary, Steamboat Geothermal LLC (‘‘SG’’), entered into a settlement agreement relating to a dispute over amounts owed to the plaintiffs under certain operating agreements. The Company paid the total settlement during 2007 and recorded additional expenses of $0.8 million.

During 2007, one of the Company’s subsidiaries entered into a settlement agreement associated with a supply contract under which the subsidiary was retained as a subcontractor to produce four waste heat energy converters. The settlement agreement provided for the release of any and all claims, demands and causes of action by and among the parties. The subsidiary was not required to make a payment to any of the parties as a result of the settlement agreement.

Certain of the Company’s projects are subject to contested Federal Energy Regulatory Commission (‘‘FERC’’) rulings whereby an adverse outcome could result in a refund of a portion of previous revenues and/or a reduction in future revenues from those projects. The outcome of these matters cannot be predicted at this time.

The Company is a defendant in various other legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the financial position, results of operations and cash flows of the Company.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007*
	(dollars in thousands, except per share amounts)
Revenues:
Electricity Segment	$43,733	$48,767	$56,402	$46,581	$43,658	$55,360	$61,406	$55,545
Products Segment	16,588	15,319	21,446	20,101	18,089	28,692	18,061	15,108
	60,321	64,086	77,848	66,682	61,747	84,052	79,467	70,653
Cost of revenues:
Electricity Segment	26,867	30,936	32,319	34,234	39,722	35,328	35,455	38,193
Products Segment	10,532	9,580	13,157	17,946	15,924	24,214	15,046	12,852
	37,399	40,516	45,476	52,180	55,646	59,542	50,501	51,045
Gross margin	22,922	23,570	32,372	14,502	6,101	24,510	28,966	19,608
Operating expenses (income):
Research and development expenses	773	890	826	494	704	1,061	952	946
Selling and marketing expenses	2,695	2,826	2,410	2,430	1,986	3,822	2,043	2,794
General and administrative expenses	4,684	4,404	4,270	4,736	5,747	5,162	4,979	5,528
Operating income	14,770	15,450	24,866	6,842	(2,336)	14,465	20,992	10,340
Other income (expense):
Interest income	1,115	2,347	1,443	1,655	1,415	1,621	1,171	2,358
Interest expense	(7,453)	(7,741)	(8,347)	(7,420)	(7,782)	(7,070)	(6,984)	(5,147)
Foreign currency translation and transaction gain (loss)	(8)	(69)	(933)	306	(716)	41	(96)	(568)
Impairment of auction nrate securities	—	—	—	—	—	—	—	(2,020)
Other non-operating income	103	204	65	322	352	(4)	247	295
Income (loss) before income taxes, minority interest and equity in income of investees	8,527	10,191	17,094	1,705	(9,067)	9,053	15,330	5,258
Income tax benefit (provision)	(1,914)	(2,156)	(4,342)	2,009	1,995	(1,992)	(2,300)	475
Minority interest	—	(571)	(242)	—	—	305	1,280	2,297
Equity in income of investees	1,279	931	1,429	507	1,231	1,181	1,452	878
Net income (loss)	$7,892	$8,395	$13,939	$4,221	$(5,841)	$8,547	$15,762	$8,908
Earnings (loss) per share — basic and diluted
Basic	$0.25	$0.24	$0.39	$0.12	$(0.15)	$0.22	$0.41	$0.22
Diluted	$0.25	$0.24	$0.39	$0.12	$(0.15)	$0.22	$0.41	$0.22
Weighted average number of shares used in computation of earnings (loss) per share:
Basic	31,563	35,105	35,588	36,056	38,109	38,123	38,125	40,670
Diluted	31,697	35,254	35,609	36,175	38,109	38,255	38,251	40,852

*	Included in interest expense for the three month period ended December 31, 2007 is an out-of-period adjustment of $394,000 related to capitalized interest that reduced interest expense. Such adjustment relates to capitalized interest costs associated with construction-in-process activities during the three month periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — SUBSEQUENT EVENTS

On January 8, 2008, the Company completed an unregistered sale of 693,750 shares of common stock to the Parent, at a price of $48.08 per share. The proceeds from the unregistered sale were approximately $33.3 million. The shares of common stock issued in the unregistered sale have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended.

On February 26, 2008, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.1 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 14, 2008, payable on March 27, 2008.

Ormat Leyte Co. Ltd.
A Limited Partnership

Financial Statements
December 31, 2005
(With Comparative Unaudited Figures
for 2007 and 2006)
(In United States Dollars)

and

Report of Independent Registered Public Accounting Firm
December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of Ormat Leyte Co. Ltd.

We have audited the statements of income, changes in partners’ equity and cash flows of Ormat Leyte Co. Ltd. (a Philippine limited partnership) (the Partnership) for the year ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of Ormat Leyte Co. Ltd. and its cash flows for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

Makati City, Philippines
March 27, 2006

SGV & Co is a member practice of Ernst & Young Global

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

UNAUDITED BALANCE SHEETS

	December 31
	2007	2006
Assets
Current Assets
Cash (Note 4)	$1,013,963	$1,268,147
Restricted cash (Notes 4 and 7)	—	3,570,920
Accounts receivable — net of allowance for doubtful debts of $— in 2007 and $698,461 in 2006	3,343	1,779,104
Due from related parties (Note 9)	299,243	1,899
Prepaid expenses	10,137	183,692
Deferred income tax assets — net (Note 15)	—	744,274
Total Current Assets	1,326,686	7,548,036
Property, Plant and Equipment — net (Notes 2, 6, 7 and 16)	17,699	4,239,415
Other Non-current Assets — net (Note 5)	353,328	524,578
	$1,697,713	$12,312,029
LIABILITIES AND PARTNERS’ EQUITY
Current Liabilities
Accrued expenses (Notes 8 and 13)	$363,519	$608,685
Due to related parties (Note 9)	361,749	—
Income tax payable (Note 15)	292,083	495,044
Current portion of long-term loan payable (Notes 4, 6 and 7)	—	3,809,828
Total Current Liabilities	1,017,351	4,913,557
Partners’ Equity
Limited Partners (Notes 7 and 10)
Investment	158,000	158,000
Accumulated net income	379,485	5,677,283
	537,485	5,835,283
General Partner (Notes 7 and 10)
Investment	42,000	42,000
Accumulated net income	100,877	1,509,153
	142,877	1,551,153
Other Comprehensive Income — net of tax (Note 13)	—	12,036
Total Partners’ Equity	680,362	7,398,472
	$1,697,713	$12,312,029

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

STATEMENTS OF INCOME

	Years Ended December 31
	2007	2006	2005
	(Unaudited)	(Unaudited)
OPERATING REVENUE (Notes 2 and 16)	$11,268,730	$13,715,296	$13,133,937
COSTS AND EXPENSES
Costs of power plants operations (includes cost of services rendered by related parties amounting to $164,250 in 2007, $219,000 in 2006 and $207,273 in 2005) (Notes 6, 9, 11 and 16)	5,313,081	6,937,736	6,887,775
General and administrative expenses (includes cost of services rendered by a related party amounting to $99,000 both in 2007 and 2006 and $87,273 in 2005) (Notes 9 and 12)	522,428	360,086	256,825
	5,835,509	7,297,822	7,144,600
RECOVERY FROM INSURANCE (Note 16)	—	—	977,841
INCOME FROM OPERATIONS	5,433,221	6,417,474	6,967,178
OTHER INCOME (CHARGES)
Amortization of capitalized credit exposure fees (Notes 5 and 7)	(229,808)	(459,532)	(459,532)
Interest income (Note 4)	143,902	186,286	126,103
Interest expense and finance charges (Note 7)	(104,075)	(424,188)	(752,969)
Foreign exchange gain (loss) — net	4,684	90,715	(24,677)
Other income (Note 14)	350,176	13,590	—
	164,879	(593,129)	(1,111,075)
INCOME BEFORE TAX	5,598,100	5,824,345	5,856,103
INCOME TAX EXPENSE (Note 15)
Current	1,837,046	2,117,817	2,132,474
Deferred	797,128	918,909	(1,547,781)
	2,634,174	3,036,726	584,693
NET INCOME	$2,963,926	$2,787,619	$5,271,410
ALLOCATION OF NET INCOME
Limited Partners	$2,341,502	$2,202,219	$4,164,414
General Partner	622,424	585,400	1,106,996
	$2,963,926	$2,787,619	$5,271,410

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CHANGES IN PARTNERS’ EQUITY

	Years Ended December 31
	2007	2006	2005
	(Unaudited)	(Unaudited)
LIMITED PARTNERS
Investment:
Balance at beginning of year	$158,000	$395,000	$1,297,145
Return of equity (Note 10)	—	(237,000)	(902,145)
Balance at end of year	158,000	158,000	395,000
Accumulated net income:
Balance at beginning of year	5,677,283	6,988,589	5,910,457
Net income for the year	2,341,502	2,202,219	4,164,414
Income distribution (Note 10)	(7,639,300)	(3,513,525)	(3,086,282)
Balance at end of year	379,485	5,677,283	6,988,589
	537,485	5,835,283	7,383,589
GENERAL PARTNER
Investment:
Balance at beginning of year	42,000	105,000	344,809
Return of equity (Note 10)	—	(63,000)	(239,809)
Balance at end of year	42,000	42,000	105,000
Accumulated net income:
Balance at beginning of year	1,509,153	1,857,728	1,571,136
Net income for the year	622,424	585,400	1,106,996
Income distribution (Note 10)	(2,030,700)	(933,975)	(820,404)
Balance at end of year	100,877	1,509,153	1,857,728
	142,877	1,551,153	1,962,728
OTHER COMPREHENSIVE INCOME — Net of Tax
Balance at beginning of year	12,036	—	—
Actuarial gains during the year (Note 13)	—	12,036	—
Reclassification of actuarial gains to income (Note 13)	(12,036)	—	—
Balance at end of year	—	12,036	—
TOTAL PARTNERS’ EQUITY	$680,362	$7,398,472	$9,346,317

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006	2005
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net income	$2,963,926	$2,787,619	$5,271,410
Adjustments for:
Depreciation	4,223,977	5,734,837	5,725,805
Deferred income tax	797,128	918,909	(1,547,781)
Recovery of accounts receivable	(231,179)	—	—
Amortization of capitalized credit exposure fees	229,808	459,532	459,532
Provision for (payment of) separation benefits	(194,833)	23,264	30,050
Reversal of accrued repairs expense	(100,000)	—	—
Reclassification of actuarial gains to income	(18,997)	—	—
Unrealized foreign exchange loss (gain) — net	60,712	(90,008)	7,516
Gain from non-monetary exchange of fixed assets	—	(13,590)	—
Write-off of uncollectible accounts receivable	—	36,918	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,006,940	(55,056)	934,220
Prepaid expenses	173,555	(28,742)	(23,108)
Other noncurrent assets	(124,897)	(242,217)	(20,078)
Increase (decrease) in:
Accrued expenses	137,100	93,833	34,697
Due to related parties	57,249	—	—
Income tax payable	(283,963)	(39,521)	(49,279)
Net cash provided by operating activities	9,696,526	9,585,778	10,822,984
Cash Flows From Investing Activities
Decrease in restricted cash	3,570,920	210,302	199,977
Acquisitions of property, plant and equipment	(2,261)	(23,114)	(9,615)
Net cash provided by investing activities	3,568,659	187,188	190,362
Cash Flows From Financing Activities
Income distributed to partners	(9,670,000)	(4,447,500)	(3,906,686)
Repayments of loan	(3,809,828)	(5,079,776)	(5,079,776)
Return of equity to partners	—	(300,000)	(1,141,954)
Cash advances to related parties	(297,344)	(1,899)	—
Cash advances from and reimbursement of expenses to related parties	243,432	—	—
Cash used in financing activities	(13,533,740)	(9,829,175)	(10,128,416)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	14,371	8,265	(8,232)
Net Increase (Decrease) In Cash and Cash Equivalents	(254,184)	(47,944)	876,698
Cash and Cash Equivalents at Beginning of Year	1,268,147	1,316,091	439,393
Cash and Cash Equivalents at End of Year	$1,013,963	$1,268,147	$1,316,091
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Income taxes	$2,071,013	$2,157,338	$2,215,778
Interest and financing charges	145,942	478,951	808,187

See accompanying Notes to Financial Statements.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

1.	Company Information

Ormat Leyte Co. Ltd. (OLCL), a Philippine limited partnership (the Partnership), was registered with the Philippine Securities and Exchange Commission (SEC) to engage in power production. Prior to September 25, 2007, the termination date of the Build-Operate-and-Transfer (BOT) Agreement with Philippine National Oil Company-Energy Development Corporation (PNOC-EDC), it owned and operated geothermal electricity-generating facilities in Leyte Province, Philippines for the production and sale of electricity from geothermal resources (see Note 2).

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

OLCL is registered with the Philippine Board of Investments as an operator of power generating plants on a pioneer status under the Omnibus Investments Code of 1987 (otherwise known as Executive Order No. 226). As a registered enterprise, OLCL is entitled to certain tax and nontax incentives under the provisions of the Code subject to certain requirements under the terms of its registration. No incentive was availed by the Partnership in 2007, 2006 and 2005.

2.	BOT Agreement and Status of Operation

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

The BOT Agreement provided that OLCL shall own, operate and maintain the power plants for the purpose of converting the steam delivered by PNOC-EDC into electric energy required by the National Power Corporation (NPC) in accordance with the power purchase agreement between NPC and PNOC-EDC during the cooperation period. OLCL billed PNOC-EDC for the delivery of electric power and energy the amount of Capacity Fee which is the sum of the Fixed Operating Cost Recovery (the peso portion is payable in Philippine peso and the United States (U.S.) dollar portion is payable in U.S. dollar), Service Fee for Return on Investment (stated in U.S. dollar and payable either in U.S. dollar or Philippine peso) and Capital Cost Recovery (stated and payable in U.S. dollar); and Energy Fee computed based on an agreed formula (stated and payable in Philippine peso), until the termination of the BOT Agreement in September 2007. The day following the end of the cooperation period, title to the power plants were transferred to PNOC-EDC, after PNOC-EDC has made all payments required pursuant to the BOT Agreement.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

There were four power plants in the Leyte facility namely: Mahanagdong A, Mahanagdong B, Tongonan and Malitbog. The total costs to construct the power plants amounted to
$56.67 million.

Status of Operation

On July 30, 2007, OLCL made its last amortization payment for its long-term loan (see Note 7). Upon the termination of the BOT Agreement on September 25, 2007, OLCL collected all its receivables from PNOC-EDC, except for the disputed energy fees amounting to $0.72 million which was fully covered by allowance for doubtful debts. Accordingly, the amount was written-off against allowance.

Also on September 25, 2007, OLCL and PNOC-EDC executed a Deed of Transfer whereby OLCL transfers to PNOC-EDC on an ‘‘as is’’ basis, all its rights, title and interest in and to the power plants and all its fixtures, fittings, equipment, spare parts, appurtenances and improvements, free from all liens and encumbrances created by OLCL.

OLCL also separated its employees, disposed of most of its remaining fixed assets and assigned the existing lease agreement of the office space in Ormoc to Ormat Inc. — Manila Branch (OMB), a related party.

As of December 31, 2007, OLCL’s current assets exceeded its current liabilities by $309,335. It also has a net partners’ equity of $680,362. The remaining assets of OLCL consist mainly of cash, receivables from related parties and input value-added tax (VAT) receivables, while liabilities consist of accrued expenses, due to related parties and income tax payables. OLCL has sufficient cash to settle the remaining obligations.

As of December 31, 2007 or twelve months thereafter, Management has no plans to liquidate or dissolve the partnership. It is still in the process of evaluating viability of entering into future new projects.

3.	Summary of Significant Accounting Policies

Basis of Preparation

The financial statements include the financial position, results of operations and cash flows of OLCL. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and presented in U.S. dollars, the functional currency of OLCL.

Use of Estimates

The preparation of the financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from such estimates.

Adoption of New Accounting Standard

Effective January 1, 2007, OLCL adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation also improves financial reporting since it increases relevance and comparability in financial reporting of income taxes because all tax positions accounted for in accordance with SFAS No. 109 is evaluated for recognition, derecognition, and measurement using consistent criteria. Finally, the disclosure provisions of this Interpretation provide more information about the uncertainty in income tax assets and liabilities.

The adoption of FIN 48 did not result in any adjustments to the beginning balance of the accumulated net income nor did it have any impact on OLCL’s financial statements for the year ended December 31, 2007. Additional disclosures, where applicable, are included in Note 15 to the financial statements.

Cash and Cash Equivalents

Cash includes cash on hand and in banks. OLCL considers all highly liquid investments with original maturity of three months or less at the time of purchase to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less an allowance for any uncollectible amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable.

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

For the years ended December 31, 2007, 2006 and 2005, no interest was capitalized.

Depreciation of the power plants is computed on the straight-line method over a period of
10 years, which is the cooperation period stipulated in the BOT Agreement. Depreciation of the other property and equipment is computed on the straight-line method over the estimated useful lives of the assets as follows:

Transportation equipment	5 years
Furniture, fixtures and equipment	3 years

The cost of routine repairs and maintenance is charged to income as incurred; major enhancements and improvements are capitalized. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation and impairment losses, if any, are removed from the accounts and any resulting gain or loss is credited to or charged against current operations.

Impairment of Long-lived Assets

Long-lived assets are accounted for in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. OLCL periodically evaluates its long-lived assets for events or changes in circumstances that might indicate that the carrying amount of the assets may not be recoverable. OLCL assesses the recoverability of the assets by determining whether the amortization of such long-lived assets over their estimated useful lives can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on the fair value of the assets. Based on OLCL’s review, as of December 31, 2007, 2006 and 2005, no impairment of assets has occurred.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

Deferred Costs

Credit exposure fees paid in relation to the term loan, included under the Other noncurrent assets account in the balance sheets, are deferred and amortized over the term of the loan up to
July 2007 using the effective interest rate method.

Prepaid Input Value-Added Taxes

Prepaid input VAT represent VAT imposed on OLCL by its suppliers for the acquisition of goods and services required under Philippine tax laws and regulations.

The input VAT is recognized as an asset and will be claimed as tax credits/refunds. Input taxes are stated at their estimated net realizable values.

Revenue Recognition

Pursuant to Emerging Issues Task Force Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, and SFAS No. 13, Accounting for Leases, the arrangements of the BOT Agreement should be accounted for as an operating lease. The BOT Agreement does not provide for any minimum payments.

Operating revenue consists of Capacity and Energy Fees for the energy and services supplied by OLCL to PNOC-EDC as provided for in the BOT Agreement and revenue is recognized to the extent that it is probable that the economic benefits associated with the transaction will flow to OLCL and the amount of revenue can be reliably measured. Capacity Fee is the sum of the Fixed Operating Cost Recovery, Service Fee for Return on Investment and Capital Cost Recovery (see Note 2). The Capacity Fee component in OLCL’s BOT Agreement with PNOC-EDC is recognized based on the generation of electricity using the agreed formula in the BOT Agreement which takes into account, among other factors, the nominated capacity, contracted capacity, outage hours and an agreed fixed rate per kilowatt hour. Energy Fee is recognized based on the actual delivery of electricity generated and made available to PNOC-EDC in excess of the agreed efficiency rate in converting the steam delivered by PNOC-EDC into electric energy.

Interest on cash and restricted cash is recognized as the interest accrues computed using the effective interest rate method.

Separation Benefits

OLCL accrues the cost of separation benefits that the employees are entitled to receive at the termination of the BOT Agreement computed using the projected unit credit method. These benefits are unfunded. Starting December 31, 2006, actuarial gains and losses are charged to or credited against ‘‘Other comprehensive income’’ in the statement of partners’ equity. Previously, actuarial gains and losses were taken to income. Upon settlement of the separation benefits in September 2007, the actuarial gains amounting to $18,997 (and the related $6,961 in taxes) included in ‘‘Other comprehensive income’’ were reclassified to the 2007 statement of income.

Borrowing Costs

Borrowing costs are generally expensed as incurred. Borrowing costs are capitalized if directly attributable to the acquisition, construction or production of a qualifying asset. Capitalization of borrowing costs commences when the activities to prepare the asset are in progress and expenditures and borrowing costs are being incurred. Borrowing costs are capitalized until the assets are ready for their intended use. If the resulting carrying amount of the asset exceeds its recoverable amount, an impairment loss is recorded. Borrowing costs eligible for capitalization are the interest costs recognized on borrowings and other obligations.

Income Taxes

OLCL follows the liability method in accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to the temporary

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

differences between the financial reporting bases of assets and liabilities and their related tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rate expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when based on the weight of available evidence, it is more likely than not that a portion or all of the deferred income tax assets will not be realized in the future.

Foreign Currency Transactions

Transactions in foreign currencies are initially recorded in U.S. dollars based on the exchange rates prevailing at the transaction dates. Foreign currency-denominated monetary assets and liabilities are translated to U.S. dollars at exchange rates prevailing at the balance sheet dates. Exchange gains or losses arising from the translation or settlement of foreign currency denominated monetary assets and liabilities at exchange rates different from those at which the assets and liabilities are initially recorded, are credited to or charged against current operations.

Impact of Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ request for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. It applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. It does not expand the use of fair value in any new circumstances. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB also issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. This Statement should not be applied retrospectively to fiscal years beginning prior to the effective date, except as permitted in paragraph 30 of this Statement for early adoption.

Adoption of these standards is not expected to be material for OLCL.

In December 2007, the FASB issued the following new and revised SFAS which are not yet effective as of December 31, 2007:

•	SFAS No. 141 (R), Business Combinations, which replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This Statement shall be effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This Statement is not applicable to OLCL as it does not have any business combination transactions.

•	SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, which aims to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement shall be effective for annual periods beginning after December 15, 2008. This Statement is not applicable to OLCL and will have no impact on the financial statements.

4.	Cash and Restricted Cash

Restricted cash totalling $3.57 million as of December 31, 2006, represents the cash reserves under the Credit Agreement which was used to pay the loan amortizations for the two quarters of 2007 (see Note 7).

Upon payment by OLCL of the last quarterly amortization of the term loan with Export-Import Bank of the United States (Eximbank) in July 2007, the restricted cash was released and transferred to OLCL’s unrestricted cash account.

5.	Other Noncurrent Assets

	2007	2006
	(Unaudited)	(Unaudited)
Input VAT — net	$353,328	$292,445
Deferred credit exposure fees — net (Note 7)	—	229,808
Rental deposit	—	2,325
	$353,328	$524,578

6.	Property, Plant and Equipment

	2007	2006
	(Unaudited)	(Unaudited)
Power plants (Note 2)	$—	$56,667,169
Transportation equipment	169,758	169,758
Furniture, fixtures and equipment	80,649	78,388
	250,407	56,915,315
Less accumulated depreciation	232,708	52,675,900
	$17,699	$4,239,415

The power plants, which were depreciated over the 10-year cooperation period, were turned over to PNOC-EDC on September 25, 2007, the end of the cooperation period stipulated in the BOT Agreement. The carrying amounts of the power plants as of December 31, 2006 were $4.19 million.

Total depreciation charged to operations amounted to $4.22 million in 2007 and $5.73 million both in 2006 and 2005.

Interest expense capitalized up to the completion of the power plants in 1997, net of accumulated depreciation of $1.73 million and $1.55 million, amounted to $0.15 million and $0.33 million as of December 31, 2006 and 2005, respectively. The carrying value of capitalized interest as of December 31, 2006 of $0.15 million was charged to depreciation expense in the 2007 statement of income.

Upon full payment of the long-term loan in July 2007, the mortgage on all power plants pledged to secure the payment of the long-term loan payable was released (see Note 7).

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

7.	Long-term Loan Payable

The outstanding long-term loan payable amounting to $3.81 million as of December 31, 2006 was paid in full on July 30, 2007.

In 1998, the loan payable pertained to the construction credit facility extended by a syndicate of lenders to partially finance the cost of construction of 50 MW power plants in Leyte, Philippines.

The Eximbank provided a guarantee and agreed to re-finance the loan (i.e., conversion of this construction loan into a term loan upon completion of the reliability tests on the power plants) made by the lenders under the Credit Agreement.

The construction loan was converted into a term loan with Eximbank on January 21, 1999. The loan’s principal balance is payable in 35 equal, successive quarterly installments of $1.27 million starting February 1, 1999 plus interest at 6.54% a year. The principal balance was exclusive of credit exposure fees which amounted to $0.23 million (net of accumulated amortization of $3.65 million) as of December 31, 2006. The unamortized balance of credit exposure fees as of December 31, 2006 was included under the Other noncurrent assets account in the 2006 balance sheet (see Note 5). The credit exposure fee was fully amortized in July 2007, the end of the term loan with Eximbank.

The loan was collateralized by a mortgage on OLCL’s power plants, assignment of revenues and pledge of partnership interests of OPI and OC in OLCL.

The loan agreement provided, among other terms and conditions, that, for as long as the loan remains outstanding, OLCL is subject to certain negative covenants requiring prior written bank approval for specified partnership acts which include, but are not limited to mortgage of properties; consolidation, merger and sale of assets; declaration or payment of partnership distributions, return of capital or redemption, retirement, purchase or acquisition of partnership interests; entering into lease-purchase and guarantee agreements; contracting indebtedness; forming or having any subsidiaries; granting of loans or advances; entering into any new management contracts; amendment of Articles of Partnership and other organization documents, i.e., changing its fiscal year and materially changing the nature of its present business; and abandonment of the Project. In addition, the agreement provides that OLCL’s equity-to-debt ratio should not be less than 25:75 at any time. OLCL was in compliance with all the negative covenants throughout the term of the loan.

8.	Accrued Expenses

	2007	2006
	(Unaudited)	(Unaudited)
Accrued professional fees	$215,824	$108,018
Withholding taxes payable	53,900	6,179
Accrued documentary stamp tax (Note 2)	50,000	—
Accrued separation benefits (Note 13)	—	137,090
Accrual for transformer repair (Note 16a)	—	100,000
Accrued interest on long-term loan payable (Note 7)	—	41,868
Others	43,795	215,530
	$363,519	$608,685

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

9.	Related Party Transactions

Transactions with related parties are as follows:

a.	Technical and managerial support services agreement with Ormat Systems Ltd. (OSL), an affiliate company, for one year starting October 1997, renewable yearly, until 2007, for a monthly fee of $10,000, escalated using the indexes as defined in the agreement (see Note 11). After the termination of the BOT Agreement in September 2007, no billing for technical and managerial support services was received from OSL.

b.	Operation, maintenance, general and administration support services agreement with Ormat, Inc. — Manila Branch (OMB), an affiliate company, for a monthly service fee of $16,500 both in 2007 and 2006 and $14,545 in 2005 with the same terms as the agreement with OI (see Notes 11 and 12). After the termination of the BOT Agreement in September 2007, no billing for operation and maintenance support services was received from OMB.

c.	OLCL has noninterest-bearing short-term cash advances to (from) related companies, with no fixed repayment terms, and reimbursement of expenses to related parties.

Amounts due from (to) related parties follow:

	2007	2006
	(Unaudited)	(Unaudited)
Due from related parties:
Ormat Holdings Corp.	$299,243	$—
OMB	—	1,887
OC	—	12
	$299,243	$1,899
Due to related parties:
OC	$(307,275)	$—
OMB	(42,411)	—
OSL	(10,000)	—
Ormat International Inc.	(2,063)	—
	$(361,749)	$—

10.	Partners’ Equity

a.	OLCL returned equity to partners distributed in proportion to their respective contribution as follows:

Date of Return of Equity	Amount	Date of Approval of Amended Articles of Partnership
	(Unaudited)
2006
November 9	$300,000	December 5, 2006
2005
May 16	850,000	June 16, 2005
August 8	291,954	June 16, 2005
	$1,141,954

There was no equity distribution to partners in 2007.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

b.    OLCL distributed income to partners as follows:

Date of Income Distribution	Amount
(Unaudited)
2007
February 7	$1,100,000
May 10	2,500,000
September 5	3,670,000
October 11	2,400,000
$9,670,000
2006
February 7	$1,447,500
May 16	1,100,000
August 8	1,100,000
November 9	800,000
$4,447,500
2005
February 3	$484,640
May 5	800,000
August 8	1,422,046
October 3	1,200,000
$3,906,686

11.	Costs of Power Plants Operations

	2007	2006	2005
	(Unaudited)	(Unaudited)
Depreciation (Note 6)	$4,223,977	$5,734,837	$5,725,805
Insurance	296,098	348,220	292,792
Salaries and wages	211,926	264,561	222,162
Employee benefits (Note 13)	112,831	76,019	103,620
Supplies and utilities	90,956	95,873	150,627
Technical and managerial services (Note 9a)	90,000	120,000	120,000
Operations and maintenance services (Note 9b)	74,250	99,000	87,273
Outside services	73,685	56,067	57,616
Repairs and maintenance (Note 16)	47,174	60,269	47,287
Others	92,184	82,890	80,593
	$5,313,081	$6,937,736	$6,887,775

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

12.	General and Administrative Expenses

	2007	2006	2005
	(Unaudited)	(Unaudited)
Professional fees	$183,480	$167,392	$83,308
Administrative services (Note 9b)	99,000	99,000	87,273
Bad debts and impairment losses	83,140	36,918	39,767
Taxes and licenses	143,146	43,625	33,794
Others	13,662	13,151	12,683
	$522,428	$360,086	$256,825

13.	Separation Benefits

OLCL had a separation benefits policy that entitles its employees to a separation pay upon the termination of the BOT Agreement, equivalent to one month of the employee’s basic salary for every year of service for employees or a minimum of one and one fourth (1-1/4) month’s salary for every year of service for certain qualified employees. The separation benefits were unfunded.

On September 25, 2007, upon the termination of the BOT Agreement, OLCL transferred 13 of its employees to OMB and separated all other employees. OLCL paid the separation benefits of all employees either directly to the employees or to OMB (for those employees transferred to OMB).

Following is the movement of OLCL’s separation benefits liabilities included under the Accrued expenses account in the balance sheets:

	2007	2006
	(Unaudited)	(Unaudited)
Balance at beginning of year	$137,090	$122,481
Separation benefits cost for the year	51,672	23,264
Unrecognized actuarial gains	—	(18,997)
Foreign exchange loss	6,071	10,342
Payment of separation benefits	(194,833)	—
Balance at end of year	$—	$137,090

In 2006, upon adoption of SFAS 158, the unrecognized actuarial gains were credited to ‘‘Other comprehensive income.’’ In 2007, the unrecognized actuarial gains in 2006 which amounted to $18,997 was reclassified to ‘‘Other income’’ in the 2007 statement of income.

The principal assumptions used in determining the separation benefits liabilities follow:

	2006	2005
	(Unaudited)
Discount rate	5.55%	9.04%
Annual salary increases	8.00%	7.00%-8.00%

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

14.	Other Income

Other income for the years ended December 31, 2007 and 2006 consists of:

	2006	2005
	(Unaudited)	(Unaudited)
Recovery of accounts receivable (Note 2)	$231,179	$—
Reversal of accrued repairs expense (Note 16a)	100,000	—
Reclassification of other comprehensive income to income (Note 13)	18,997	—
Gain from non-monetary exchange of fixed assets	—	13,590
	$350,176	$13,590

15.	Income Taxes

a.	Deferred income tax assets relate to the following:

	2006	2005
	(Unaudited)	(Unaudited)
Deferred income tax assets:
Unrealized foreign exchange losses on current monetary items	$71,537	$129,551
Separation benefits paid but not yet deductible	44,847	—
Unrealized foreign exchange loss on current portion of long-term loan	—	525,458
Allowance for doubtful debts	—	244,461
Accrued separation benefits	—	57,164
Others	—	32,101
	116,384	988,735
Less valuation allowance	116,384	244,461
Net deferred income tax assets	$—	$744,274

b.	The provision for income tax — deferred consists of the following:

	2007	2006	2005
	(Unaudited)	(Unaudited)
Net changes in temporary differences	$872,351	$812,282	$559,132
Unrealized foreign exchange loss	45,893	87,932	1,952
Reversal of deferred income tax asset on other comprehensive income in 2006 reclassified to other income in 2007	6,961	—	—
Changes in valuation allowance	(128,077)	18,695	(2,108,865)
	$797,128	$918,909	$(1,547,781)
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

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

changed their earlier position which rendered the temporary difference to be deductible against future taxable profits. Consequently, the valuation allowance on the deferred income tax asset in 2004 was reversed in 2005.

c.	The reconciliations of the income tax expense computed by applying the statutory income tax rates to the income before income tax and the income tax expense as shown in the statements of income is summarized as follows:

	2007	2006	2005
	(Unaudited)	(Unaudited)
Income tax at statutory income tax rates	$1,959,335	$2,038,521	$1,903,233
Additions to (reductions in) income tax resulting from:
Effect of using the local currency for tax purposes	540,547	986,932	937,166
Changes in valuation allowance on deferred income tax assets	128,077	18,695	(2,108,865)
Nondeductible expenses and others	6,215	(7,422)	11,967
Change in income tax rate	—	—	(158,808)
Income tax expense	$2,634,174	$3,036,726	$584,693

The statutory income tax rates stood at 32% during the period up to October 31, 2005 and was increased to 35% from November 1, 2005 (Note d).

Computation of income tax expense is based on the books of accounts expressed in Philippine peso in accordance with Philippine tax laws. Prior to January 1, 2005, the carrying value of OLCL’s power plants in its books expressed in Philippine peso included undepreciated capitalized unrealized foreign exchange losses; the related depreciation charged to income was not considered a deductible tax item and was added back to ‘‘income tax at statutory income tax rates’’ in the reconciliation of income tax expense. Starting on January 1, 2005, OLCL reversed in its books of accounts expressed in Philippine peso the balance of undepreciated capitalized unrealized foreign exchange losses.

d.	On May 24, 2005, the new Expanded Value-Added Tax (E-VAT) law was signed as Republic Act No. 9337 or the E-VAT Act of 2005. The E-VAT law took effect on November 1, 2005 following the approval on October 19, 2005 of Revenue Regulations 16-2005 which provides for the implementation of the rules and regulations of the new E-VAT law. This provides for the change in corporate income tax rate from 32% to 35% for the next three years effective on November 1, 2005, and 30% starting January 1, 2009 and thereafter, among others. OLCL’s deferred income tax assets in 2005 were measured using tax rates expected to apply for the years when the deferred income tax assets are expected to be realized.

The E-VAT law also provides for the increase in the VAT rate from 10% to 12%, subject to certain conditions. The increase in VAT rate to 12% became effective on February 1, 2006.

On October 9, 2006, RA No. 9361 ‘‘An Act Amending Section 110(B) of the National Internal Revenue Code of 1997, as Amended, for Other Purposes’’ was passed by the House of Senate, removing the 70% cap on input VAT.

e.	OLCL’s tax years 2004, 2005, and 2006 remain open to examination by the tax authorities.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

16.	Insurance Recovery of the Tongonan and Malitbog Plants

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

In 2005, OLCL accrued $100,000 for the repair of the transformer and debited the recovery from insurance account for the same amount in the 2005 statement of income. In 2007, PNOC-EDC accepted the transformer at its current state and OLCL reversed the accrued repair cost to income in the 2007 statement of income (Notes 8 and 14).

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

17.	Fair Values of Financial Instruments

The following table sets forth the carrying values and estimated fair values of OLCL’s financial instruments (unaudited) recognized as of December 31, 2007 and 2006:

	2007 (Unaudited)		2006 (Unaudited)
	Carrying Values	Fair Values	Carrying Values	Fair Values
	(In Thousands)		(In Thousands)
Cash	$1,014	$1,014	$1,268	$1,268
Restricted cash	—	—	3,571	3,571
Accounts receivable	3	3	1,779	1,779
Due from related parties	299	299	2	2
Accrued expenses	(364)	(364)	(609)	(609)
Due to related parties	(362)	(362)	—	—
Long-term debt — current portion	—	—	(3,810)	(3,810)

The carrying amount of cash and restricted cash approximates their fair values since these are available for working capital and debt service requirements. The carrying amount of accounts receivable subject to normal credit terms, approximates its fair value. The carrying amounts of due from related parties, accrued expenses, and due to related parties approximate fair values due to the short-term nature of these accounts.

ORMAT LEYTE CO. LTD.
(A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS

The fair value of long-term debt as of December 31, 2006 already approximated its carrying value since the loan was already currently payable on such date.

18.	Other Matters

a.	Electric Power Industry Reform Act

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

There are also certain sections of the EPIRA, specifically relating to generation companies, which provide for: (a) cap on the concentration of ownership to only 30% of the installed capacity of the grid and/or 25% of the national installed generating capacity; and (b) value-added tax zero-rating of sale of generated power (see Note 15).

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

c.	Real Property Tax Assessment

On July 9, 2007, the Local Board of Assessment Appeals of the Leyte Province issued an order dismissing the real property tax assessment it issued to OLCL amounting to $233,548 since it became moot and academic in view of the Compromise Agreement between the Sanggunian Panlalawigan of the Province of Leyte and PNOC-EDC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2007, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act, have been identified during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Directors and Executive Officers Information

The following table sets forth the name, age and positions of our directors, executive officers and persons who are executive officers of certain of our subsidiaries who perform policy making functions for us:

Name	Age	Position
Lucien Bronicki	74	Chairman of the Board of Directors; Chief Technology Officer(3)
Yehudit ‘‘Dita’’ Bronicki	66	Chief Executive Officer; Director(2)
Yoram Bronicki	41	President; Chief Operating Officer; Director(1)
Joseph Tenne	52	Chief Financial Officer*
Nadav Amir	57	Executive Vice President — Engineering*
Zvi Reiss	57	Executive Vice President — Project Management*
Joseph Shiloah	62	Executive Vice President — Marketing and Sales, Rest of the World*
Aaron Choresh	62	Vice President — Operations Rest of the World and Product Support*
Zvi Krieger	52	Senior Vice President — Geothermal Engineering*
Shimon Hatzir	46	Senior Vice President — Electrical and Conceptual Engineering, Ormat Systems*
Etty Rosner	52	Senior Vice President — Contract Management; Corporate Secretary*
Independent Directors:
Dan Falk	63	Independent Director(3)
Jacob J. Worenklein	59	Independent Director(2)
Roger W. Gale	61	Independent Director(1)
Robert F. Clarke	65	Independent Director(2)

*	Performs the functions described in the table, but is employed by Ormat Systems.
(1)	Denotes Class I Director — Term expiring at 2008 Annual Shareholders Meeting.
(2)	Denotes Class II Director — Term expiring at 2009 Annual Shareholders Meeting.
(3)	Denotes Class III Director — Term expiring at 2010 Annual Shareholders Meeting.

Lucien Bronicki.    Lucien Bronicki is the Chairman of our Board of Directors, a position he has held since our inception in 1994, and has also been our Chief Technology Officer since July 1, 2004. Mr. Bronicki co-founded Ormat Turbines Ltd. in 1965 and is the Chairman of the Board of Directors of Ormat Industries Ltd., the publicly-traded successor to Ormat Turbines Ltd., and several of its subsidiaries. From 1999 to April 2006, Mr. Bronicki served as the Chairman of the Board of Directors of OPTI Canada Inc., a company engaged in the oil sands industry in Canada in which our parent owns an approximately 5% interest. From 1992 to May 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Engines, a manufacturer of jet engines, and from 1997 to May 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Holdings. Mr. Bronicki was also the Chairman of the Board of Directors of Orad Hi-Tec Systems Ltd., a manufacturer of image processing systems, until the end of 2005, and was the Co-Chairman of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. Mr. Bronicki has worked in the power industry since 1958. He is a member of the Executive Council of the Weizmann Institute of Science and was the Chairman of the Israeli Committee of the World Energy Council. Yehudit Bronicki and Lucien Bronicki are married and are the parents of Yoram Bronicki. Mr. Bronicki obtained a postgraduate degree in Nuclear Engineering from Conservatoire National des Arts et Metiers, a Master of Science in Physics from Universite de Paris and a Master of Science in Mechanical Engineering from Ecole Nationale Superieure d’Ingenieurs Arts et Metiers. In the year 2005, he received a Ph.D. Honoris Causa from the Ben-Gurion University, and in 2006 from the Weizmann Institute of Science.

Yehudit ‘‘Dita’’ Bronicki.    Yehudit Bronicki has been our Chief Executive Officer since July 1, 2004, and is also a member of our Board of Directors. From July 1, 2004 to September 20, 2007 she was also our President. Mrs. Bronicki was also a co-founder of Ormat Turbines Ltd. and is a member of the Board of Directors and the General Manager (a CEO-equivalent position) of Ormat Industries Ltd., the publicly traded successor to Ormat Turbines Ltd., and several of its subsidiaries. From 1992 to June 2005, Mrs. Bronicki was a director of Bet Shemesh Engines, a manufacturer of jet engines. In addition, Mrs. Bronicki was a member of the Board of Directors of OPTI Canada Inc. until May 2005 and is a member of the Board of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1994 to 2001, Mrs. Bronicki was on the Advisory Board of the Bank of Israel. Mrs. Bronicki has worked in the power industry since 1965. Yehudit Bronicki and Lucien Bronicki are married and are the parents of Yoram Bronicki. Mrs. Bronicki obtained a Bachelor of Arts in Social Sciences from Hebrew University in 1965.

Yoram Bronicki.    Yoram Bronicki has been a member of our Board of Directors since November 12, 2004, and has been our President and Chief Operating Officer since September 20, 2007. From July 1, 2004 to September 20, 2007, Mr. Bronicki was our Chief Operating Officer, North America. Mr. Bronicki is also a member of the Board of Directors of Ormat Industries Ltd., a position he has held since 2001, and a member of the Board of Directors of OPTI Canada Inc. From 2001 to 2004, Mr. Bronicki was Vice President of OPTI Canada Inc.; from 1999 to 2001, he was Project Manager of Ormat Industries Ltd. and Ormat International; from 1996 to 1999, he was Project Manager of Ormat Industries Ltd.; and from 1995 to 1996, he was Project Engineer of Ormat Industries Ltd. Mr. Bronicki is the son of Lucien and Yehudit Bronicki. Mr. Bronicki obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1989 and a Certificate from the Technion Institute of Management Senior Executives Program.

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

Management of Ormat Industries Ltd. and, from 1993 to 1994, he was Director of Projects of Ormat Industries Ltd. Mr. Reiss obtained a Bachelor of Science in Mechanical Engineering from Ben Gurion University in 1975.

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

Zvi Krieger.    Zvi Krieger has served as our Senior Vice President of Geothermal Engineering, since September 20, 2007; from July 1, 2004 to September 20, 2007, Mr. Krieger was our Vice President of Geothermal Engineering and from 2001 through June 30, 2004, he was the Vice President of Geothermal Engineering of Ormat Industries Ltd. Mr. Krieger has been with Ormat Industries Ltd. since 1981 and served as Application Engineer, Manager of System Engineering, Director of New Technologies Business Development and Vice President of Geothermal Engineering. Mr. Krieger obtained a Bachelor of Science in Mechanical Engineering from the Technion, Israel Institute of Technology in 1980.

Shimon Hatzir.    Shimon Hatzir has served as our Senior Vice President of Electrical and Conceptual Engineering, since September 20, 2007. From July 1, 2004 to September 20, 2007, Mr Hatzir was our Vice President of Electrical and Conceptual Engineering and from 2002 through June 30, 2004; he was the Vice President of Electrical and Conceptual Engineering of Ormat Industries Ltd.. From 1996 to 2001, Mr. Hatzir was Manager of Electrical and Conceptual Engineering of Ormat Industries Ltd., and from 1989 to 1995, he was Project Engineer in the Engineering Division. Mr. Hatzir obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1988 and a Certificate of the Technology Institute of Management, Senior Executive Program.

Etty Rosner.    Etty Rosner has served as our Corporate Secretary, since October 21, 2004. Ms. Rosner is also the Corporate Secretary of Ormat Industries Ltd., a position she has held since 1991. Ms. Rosner is also our Senior Vice President of Contract Management since September 20, 2007; from July 1, 2004 to September 20, 2007, Ms. Rosner was our Vice President of Contract Management and from 1999 through June 30, 2004, she was the Vice President of Contract Management of Ormat Industries Ltd. From 1991 to 1999, Ms. Rosner was Contract Administration Manager and Corporate Secretary of Ormat Industries and from 1981 to 1991, she was the Manager of the Export Department and Office Administrative Manager of Ormat Industries. Ms. Rosner obtained a Diploma in General Management from Tel Aviv University in 1990.

Dan Falk.    Dan Falk has been a member of our Board of Directors since November 12, 2004. Mr. Falk is also a member of the Board of Directors of Orbotech Ltd., Nice Systems Ltd., Attunity Ltd., ClickSoftware Technologies Ltd., Jacada Ltd. and Nova Measuring Instruments Ltd., all NASDAQ publicly traded companies. In addition, Mr. Falk serves as a member of the Board of Directors of the following public non-US companies: AVT Ltd., Amiad Filteration System Ltd, Plastopil Ltd., Orad Hi-Tech Systems Ltd., Dmatek Ltd. and Poalim Ventures I Ltd. From 2001 to 2004, Mr. Falk was a business consultant to several public and private companies. From 1999 to 2000, Mr. Falk was Chief Operating Officer and Chief Executive Officer of Sapiens International NV. From

1995 to 1999, Mr. Falk was an Executive Vice President of Orbotech Ltd. From 1985 to 1995, Mr. Falk was Vice President of Finance and Chief Financial Officer of Orbot Systems Ltd. and of Orbotech Ltd. Mr. Falk obtained a Master of Business Administration from Hebrew University in 1972 and a Bachelor of Arts in Economics and Political Science from Hebrew University in 1968. Mr. Falk is the Chair of our Audit Committee. Our Board of Directors has determined that Mr. Falk qualifies as an Audit Committee ‘‘financial expert’’ under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K, and is ‘‘independent’’ as that term is used in Item 407(d) 5(i)(B) of Regulation S-K under the Securities Exchange Act of 1934.

Jacob J. Worenklein.    Jacob J. Worenklein has been a member of our Board of Directors since November 12, 2004, and has also served as Chairman and Chief Executive Officer of US Power Generating Company from 2003 to the present. From 1998 to 2003, he was Managing Director and Global Head of Project and Sectorial Finance for Societe Generale and, from 1996 to 1998, he was Managing Director and Head of Project Finance, Export Finance and Commodities for the Americas, for Societe Generale. Prior to joining Societe Generale in 1996, Mr. Worenklein was Managing Director and Global Head of Project Finance at Lehman Brothers and prior thereto was a partner and member of the executive committee of the law firm of Milbank, Tweed, Hadley & McCloy LLP, where he founded and headed the firm’s power and project finance practice. Mr. Worenklein served as Adjunct Professor of Finance at New York University and is a trustee of the Committee for Economic Development and a member of the Council on Foreign Relations. He is a member of the Board of Directors of GridPoint Inc. a company in the demand side management business. Mr. Worenklein obtained a Bachelor of Arts from Columbia College in 1970 and a Juris Doctor and Master of Business Administration from New York University in 1973.

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

Robert F. Clarke.    Robert F. Clarke has been a member of our Board of Directors since February 27, 2007. Mr. Clarke was Chairman (since September 1998) and President and Chief Executive Officer (since January 1991) of Hawaiian Electric Industries, Inc. (HEI), from which he retired effective May 2006. Since June 1, 2006, Mr. Clarke has been Executive in Residence at the Shidler College of Business at the University of Hawaii. In addition, Mr. Clarke serves as an advisory director to Oceanic Cable Hawaii, as a member of the advisory board of the Shidler College of Business at the University of Hawaii, and as a trustee of the Oceanic Institute (Hawaii). Mr. Clarke joined HEI in February 1987 as Vice President of Strategic Planning and was in charge of implementing the Company’s diversification strategy. Mr. Clarke was named HEI Group Vice President — Diversified Companies in May 1988. He was made a director of HEI in 1989. Prior to joining HEI, Mr. Clarke served as Senior Vice President and Chief Financial Officer of Alexander & Baldwin and as Controller of Dillingham Corporation. Prior to that, he worked for the Ford Motor Company and for the Singer Company. He received his Bachelor’s degree in economics in 1965 and his Master’s degree in finance in 1966 from the University of California at Berkeley. Honors include Phi Beta Kappa in 1965.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference herein from the Company’s definitive 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    List of Financial Statements

See Index to Financial Statements in Item 8 of this annual report.

(2)    List of Financial Statement Schedules

All applicable schedule information is included in our Financial Statements in Item 8 of this annual report.

(b)    EXHIBIT INDEX

Exhibit No.	Document
1.1	Underwriting Agreement, dated April 4, 2006, by and among the Company, Lehman Brothers Inc., and Goldman, Sachs & Co., for themselves and as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K to the Securities and Exchange Commission on April 4, 2006.
3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

Exhibit No.		Document
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.6	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10	.1.7	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.8	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.10	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.11	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.12	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.13	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.14	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.15	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.16	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.17	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007

Exhibit No.		Document
10	.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.		Document
10.7		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8		Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9		Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.3	Amendment No. 2 to Form of Executive Employment Agreement of Hezy Ram, incorporated by reference to Exhibit 10.10.3 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.11		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.

Exhibit No.		Document
10.14		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.15		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.18		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.19		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10	.20.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.20.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007..
10	.21.2	Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
10	.22.1	Subscription Agreement dated as of October 22, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.

Exhibit No.		Document
10	.22.2	Amendment No. 1 to the Subscription Agreement, dated October 25, 2007, between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 31, 2007.
10.23		Subscription Agreement dated as of December 3, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on January 9, 2008.
21.1		Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006
23.1		Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm, filed herewith.
23.2		Consent of SyCip Gorres Velayo & Co., Independent Registered Public Accounting Firm, filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2		Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3		Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: March 5, 2008	By:	/s/ YEHUDIT BRONICKI
Name: Yehudit Bronicki Title: Chief Executive Officer, and Director

Pursuant to the requirement of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on March 5, 2008.

Signature	Capacity

/s/ YEHUDIT BRONICKI	Chief Executive Officer and Director (Principal Executive Officer)

Yehudit Bronicki

/s/ JOSEPH TENNE	Chief Financial Officer (Principal Financial and Accounting Officer)

Joseph Tenne

/s/ LUCIEN Y. BRONICKI	Chairman of the Board of Directors and Chief Technology Officer

Lucien Y. Bronicki

/s/ YORAM BRONICKI	President, Chief Operating Officer and Director

Yoram Bronicki

/s/ DAN FALK	Director

Dan Falk

(c)    EXHIBIT INDEX

Exhibit No.		Document
1.1		Underwriting Agreement, dated April 4, 2006, by and among the Company, Lehman Brothers Inc., and Goldman, Sachs & Co., for themselves and as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc.’s Current Report on Form 8-K to the Securities and Exchange Commission on April 4, 2006.
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1		Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2		Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.3	Credit Agreement, dated May 13, 1996, between Ormat-Leyte and Export-Import Bank of the United States, incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.4	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.6	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10	.1.7	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Capital Note, dated December 22, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.10	Amendment to Capital Note, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.11	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.1.12	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.13	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.14	Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.15	First Amendment to Letter of Credit and Loan Agreement, dated June 30, 2004, by and between Ormat Nevada, Inc., and Hudson United Bank, incorporated by reference to Exhibit 10.1.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.16	Subordination Agreement, dated June 30, 2004, by and between Ormat Technologies, Inc. and Hudson United Bank, incorporated by reference to Exhibit 10.1.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.1.17	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
10	.2.1	Purchase Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.2.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.36	Leyte Optimization Project BOT Agreement, dated August 4, 1995, by and between PNOC-Energy Development Corporation and Ormat Inc. incorporated by reference to Exhibit 10.3.36 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.37	First Amendment to Leyte Optimization Project BOT Agreement, dated February 29, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.37 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.38	Second Amendment to Leyte Optimization Project BOT Agreement, dated April 1, 1996, by and between PNOC-Energy Development Corporation and Ormat Leyte Co. Ltd. incorporated by reference to Exhibit 10.3.38 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.39	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.40	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.41	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.3.42	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.43	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.44	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.45	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.46	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.47	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.48	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.49	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document
10	.4.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.4.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document
10	.4.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.5.1	Engineering, Procurement and Construction Contract, dated 2003, by and between Contact Energy Limited and Ormat Pacific Inc. incorporated by reference to Exhibit 10.5.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.2	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.5.3	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.6.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit No.		Document
10	.6.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.7		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.8		Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10.9		Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.10.1	Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.2	Amendment No. 1 to Form of Executive Employment Agreement of Hezy Ram incorporated by reference to Exhibit 10.10.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10	.10.3	Amendment No. 2 to Form of Executive Employment Agreement of Hezy Ram, incorporated by reference to Exhibit 10.10.3 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.11		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.12		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.13.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.

Exhibit No.		Document
10.14		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.15		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.18		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.19		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10	.20.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.20.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.21.2	Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
10	.22.1	Subscription Agreement dated as of October 22, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.
10	.22.2	Amendment No. 1 to the Subscription Agreement, dated October 25, 2007, between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 31, 2007.

Exhibit No.	Document
10.23	Subscription Agreement dated as of December 3, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on January 9, 2008.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm, filed herewith.
23.2	Consent of SyCip Gorres Velayo & Co., Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.