Form 10-Q
period 2008-03-31
ORMAT TECHNOLOGIES, INC.
filed 2008-05-07
CIK 1296445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of ‘‘large accelerated filer’’, ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is                             , par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to ‘‘Ormat’’, ‘‘the Company’’, ‘‘we’’, ‘‘us’’, ‘‘our company’’, ‘‘Ormat Technologies’’ or ‘‘our’’ refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2008	December 31, 2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$30,722	$47,227
Marketable securities	—	13,489
Restricted cash, cash equivalents and marketable securities	33,096	29,236
Receivables:
Trade	48,824	46,519
Related entity	602	385
Other	10,026	9,008
Due from Parent	1,739	253
Inventories, net	13,184	10,312
Costs and estimated earnings in excess of billings on uncompleted contracts	2,252	3,608
Deferred income taxes	1,747	1,732
Prepaid expenses and other	5,737	7,059
Total current assets	147,929	168,828
Long-term marketable securities	3,234	2,762
Restricted cash, cash equivalents and marketable securities	4,411	5,605
Unconsolidated investments	31,398	30,560
Deposits and other	16,355	15,294
Deferred income taxes	11,978	12,427
Property, plant and equipment, net	789,248	743,386
Construction-in-process	272,904	234,014
Deferred financing and lease costs, net	13,620	14,044
Intangible assets, net	47,209	47,989
Total assets	$1,338,286	$1,274,909
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$97,399	$75,836
Billings in excess of costs and estimated earnings on uncompleted contracts	12,755	4,818
Current portion of long-term debt:
Limited and non-recourse	7,083	7,667
Full recourse	1,000	1,000
Senior secured notes (non-recourse)	25,475	25,475
Due to Parent, including current portion of notes payable to Parent	31,975	31,695
Total current liabilities	175,687	146,491
Long-term debt, net of current portion:
Limited and non-recourse	12,858	14,490
Senior secured notes (non-recourse)	273,840	273,840
Notes payable to Parent, net of current portion	19,200	26,200
Deferred lease income	75,527	76,198
Deferred income taxes	21,329	20,680
Liability for unrecognized tax benefits	5,578	5,330
Liabilities for severance pay	17,758	15,201
Asset retirement obligation	13,266	13,014
Total liabilities	615,043	591,444
Minority interest	63,177	65,382
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 42,223,821 and 41,530,071 shares issued and outstanding, respectively	42	41
Additional paid-in capital	547,482	513,109
Retained earnings	111,503	103,545
Accumulated other comprehensive income	1,039	1,388
Total stockholders’ equity	660,066	618,083
Total liabilities and stockholders’ equity	$1,338,286	$1,274,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months March 31,
	2008	2007
	(in thousands, except per share data)
Revenues:
Electricity:
Energy and capacity	$25,235	$19,910
Lease portion of energy and capacity	33,613	23,077
Lease income	671	671
Total electricity	59,519	43,658
Products	9,868	18,089
Total revenues	69,387	61,747
Cost of revenues:
Electricity:
Energy and capacity	21,675	23,364
Lease portion of energy and capacity	15,690	15,047
Lease expense	1,311	1,311
Total electricity	38,676	39,722
Products	8,050	15,924
Total cost of revenues	46,726	55,646
Gross margin	22,661	6,101
Operating expenses:
Research and development expenses	696	704
Selling and marketing expenses	3,519	1,986
General and administrative expenses	6,027	5,747
Operating income (loss)	12,419	(2,336)
Other income (expense):
Interest income	1,046	1,415
Interest expense:
Parent	(1,086)	(1,633)
Other	(6,324)	(7,615)
Less – amount capitalized	3,807	1,466
Foreign currency translation and transaction losses	(183)	(716)
Impairment of auction rate securities	(328)	—
Other non-operating income	40	352
Income (loss) before income taxes, minority interest and equity in income of investees	9,391	(9,067)
Income tax benefit (provision)	(2,071)	1,995
Minority interest	2,205	—
Equity in income of investees	539	1,231
Net income (loss)	10,064	(5,841)
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(75)	(83)
Change in unrealized gains or losses on marketable securities available-for-sale	(274)	34
Comprehensive income (loss)	$9,715	$(5,890)
Earnings (loss) per share – basic and diluted	$0.24	$(0.15)
Weighted average number of shares used in computation of earnings (loss) per share:
Basic	42,163	38,109
Diluted	42,271	38,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
	(in thousands, except per share data)
Balance at December 31, 2007	41,530	$41	$513,109	$103,545	$1,388	$618,083
Stock-based compensation	—	—	1,059	—	—	1,059
Cash dividend declared, $0.05 per share	—	—	—	(2,106)	—	(2,106)
Issuance of unregistered shares of common stock to the Parent in a private placement	694	1	33,314	—		33,315
Net income	—	—	—	10,064	—	10,064
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $46,000)	—	—	—	—	(75)	(75)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $168,000)	—	—	—	—	(274)	(274)
Balance at March 31, 2008	42,224	$42	$547,482	$111,503	$1,039	$660,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$10,064	$(5,841)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,934	12,012
Accretion of asset retirement obligation	252	285
Stock-based compensation	1,059	559
Amortization of deferred lease income	(671)	(671)
Minority interest	(2,205)	—
Equity in income of investees	(539)	(1,231)
Impairment of auction rate securities	328	—
Distributions from unconsolidated investments	—	884
Changes in unrealized loss in respect of derivative instruments, net	—	(83)
Gain on severance pay fund asset	(937)	(183)
Deferred income tax provision (benefit)	970	(3,176)
Liability for unrecognized tax benefits	248	84
Changes in operating assets and liabilities:
Receivables	(3,323)	538
Costs and estimated earnings in excess of billings on uncompleted contracts	1,356	(2,866)
Inventories, net	(2,872)	(1,169)
Prepaid expenses and other	1,322	116
Deposits and other	179	540
Accounts payable and accrued expenses	5,580	3,781
Due from/to related entities, net	(217)	(27)
Billings in excess of costs and estimated earnings on uncompleted contracts	7,937	3,734
Liabilities for severance pay	2,557	289
Due from/to Parent	(1,206)	853
Net cash provided by operating activities	33,816	8,428
Cash flows from investing activities:
Marketable securities, net	12,588	44,024
Net change in restricted cash, cash equivalents and marketable securities	(3,010)	7,232
Capital expenditures	(81,620)	(31,228)
Increase in severance pay fund asset, net	(303)	(334)
Repayment from unconsolidated investment	31	31
Net cash provided by (used in) investing activities	(72,314)	19,725
Cash flows from financing activities:
Due to Parent, net	(7,000)	(7,000)
Proceeds from issuance of unregistered shares of common stock to the Parent	33,315	—
Proceeds from exercise of options by employees	—	302
Repayments of short-term and long-term debt	(2,216)	(16,792)
Cash dividends paid	(2,106)	(2,673)
Net cash provided by (used in) financing activities	21,993	(26,163)
Net increase (decrease) in cash and cash equivalents	(16,505)	1,990
Cash and cash equivalents at beginning of period	47,227	20,254
Cash and cash equivalents at end of period	$30,722	$22,244
Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$15,983	$5,039
Accrued liabilities related to financing activities	$—	$134

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the ‘‘Company’’) have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the rules and regulations of the Securities and Exchange Commission (‘‘SEC’’) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2008, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2008 and 2007.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. The condensed consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements for the year ended December 31, 2007, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain comparative figures have been reclassified to conform to the current period presentation.

Sale of unregistered shares to the Parent

On January 8, 2008, the Company completed an unregistered sale of 693,750 shares of common stock to Ormat Industries Ltd. (the ‘‘Parent’’), at a price of $48.02 per share. The proceeds from the unregistered sale were approximately $33.3 million.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (‘‘U.S.’’) and in foreign countries. At March 31, 2008 and December 31, 2007, the Company had deposits totaling $8,389,000 and $21,322,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At March 31, 2008 and December 31, 2007, the Company’s deposits in foreign countries amounted to approximately $16,120,000 and $13,248,000, respectively.

At March 31, 2008 and December 31, 2007, accounts receivable related to operations in foreign countries amounted to approximately $19,637,000 and $17,140,000, respectively. At March 31, 2008 and December 31, 2007, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 48% and 39% of the Company’s accounts receivable, respectively.

Southern California Edison Company (‘‘SCE’’) accounted for 30.3% and 24.8% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Hawaii Electric Light Company accounted for 21.0% and 15.7% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively.

Sierra Pacific Power Company accounted for 11.5% and 10.3% of the Company’s total revenues for the three months ended March 31, 2008 and 2007, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2008

SFAS No. 157 — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards (‘‘SFAS’’) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) for financial assets and liabilities. The adoption by the Company of SFAS No. 157, effective January 1, 2008, did not have any impact on its results of operations or financial position. The disclosures required under SFAS No. 157 are set forth in Note 6.

In accordance with the provisions of FSP No. 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis in the financial statements until January 1, 2009. The Company is currently evaluating the potential impact, if any, on the Company’s non-financial assets and liabilities not measured on a nonrecurring basis. The major categories of assets and liabilities that are recognized at fair value for which the Company has not applied FAS No. 157 are mainly asset retirement obligations and impairment of long-lived assets.

SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company) with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS No. 159. The Company decided not to elect the option provided for in this standard.

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (‘‘SAB’’) No. 110 relating to the use of a ‘‘simplified’’ method in developing an estimate of the expected term of ‘‘plain vanilla’’ share

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

options. SAB No. 107, which was applied by the Company for estimating the expected term of employee’s stock options, previously allowed the use of the simplified method until December 31, 2007. SAB No. 110 allows, under certain circumstances, entities to continue to accept the use of the simplified method beyond December 31, 2007. The Company is still evaluating if it is permitted to continue to use the simplified method to estimate the expected term of its stock options. No stock options were granted in the three months ended March 31, 2008.

New accounting pronouncements effective in future periods

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

SFAS No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the impact of SFAS No. 161, and has not yet determined the potential impact, if any, that its adoption will have on its financial position, results of operations and cash flows.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options.

NOTE 4 — INVENTORIES

Inventories consist of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Raw materials and purchased parts for assembly	$5,982	$3,613
Self-manufactured assembly parts and finished products	7,202	6,699
Total	$13,184	$10,312

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Mammoth	$30,835	$29,979
OLCL	563	581
Total	$31,398	$30,560

From time to time, the unconsolidated power plants make distributions to their owners. Such distributions are deducted from the investments in such power plants.

The Mammoth Project

The Company has a 50% interest in the Mammoth Project (‘‘Mammoth’’), which is comprised of three geothermal power plants located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements (‘‘PPAs’’), which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (‘‘O&M’’) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of Mammoth are summarized below:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Condensed balance sheets:
Current assets	$7,386	$4,181
Non-current assets	73,046	74,417
Current liabilities	1,191	826
Non-current liabilities	3,030	3,004
Partners’ capital	76,211	74,768

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Condensed statements of operations:
Revenues	$4,756	$3,935
Gross margin	1,521	1,009
Net income	1,443	948
Company’s equity in income of Mammoth:
50% of Mammoth net income	$722	$474
Plus amortization of basis difference	148	148
	870	622
Less income taxes	(313)	(224)
Total	$557	$398

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

The condensed financial position and results of operations of OLCL are summarized below:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Condensed balance sheets:
Current assets	$827	$1,327
Non-current assets	371	371
Current liabilities	541	1,018
Stockholders’ equity	657	680

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Condensed statements of operations:
Revenues	$—	$3,416
Gross margin	—	1,660
Net income (loss)	(23)	711
Company’s equity in income (loss) of OLCL:
80% of OLCL net income (loss)	$(18)	$569
Plus amortization of deferred revenue on intercompany profit	—	264
Total	$(18)	$833

In 1996, OLCL entered into a Build, Operate, and Transfer (‘‘BOT’’) agreement with PNOC-Energy Development Corporation (‘‘PNOC’’) in connection with four geothermal power generation plants, with a total capacity of 49MW, located in Leyte, Philippines. During 1997, the power plants started commercial operations and began selling power to PNOC under a ten-year PPA (tolling arrangement). OLCL owned the plants for a ten-year period which ended September 25, 2007, at which time they were transferred to PNOC for no further consideration. The Company did not incur any material financial loss as a result of such transfer, although this has reduced the Company’s owned foreign generation capacity by 39 MW with a commensurate impact on equity in income of investees and net income.

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

As described in Note 1, the provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities, and will be adopted by the Company on January 1, 2009 for non-financial assets and liabilities.

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets:
Current assets:
Restricted marketable securities	$3,493	$3,493	$—	$—
Non current assets:
Illiquid auction rate securities (including restricted cash accounts), see below	7,645	—	—	7,645
	$11,138	$3,493	$—	$7,645

The Company’s marketable debt securities (including restricted cash accounts) mainly include investments in auction rate securities and corporate bonds. Those securities, except for illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. As of March 31, 2008, all of the Company’s auction rate securities are associated with failed auctions. These failed auction rate securities have been in a loss position for less than 12 months. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates fair value. The Company has estimated the fair value of these illiquid auction rate securities based, among other things, on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the three months ended March 31, 2008.

(dollars in thousands)
Balance as of January 1, 2008	$8,367
Total unrealized losses:
Included in net income	(328)
Included in other comprehensive income (loss)	(394)
Balance as of March 31, 2008	$7,645

Based on available information, the Company concluded that the fair market value of these failed auction rate securities at March 31, 2008 was $7.6 million, a decline of $3.6 million from par value. The decline in fair market value during the three-month period ended March 31, 2008 was $0.7 million. Of this amount, $0.4 million was deemed temporary as the Company believes the decline in fair market value was due to general market conditions. Based upon the Company’s evaluation of available information, the Company believes these investments generally are of high credit quality, as

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

substantially all of the investments carry a AA credit rating and higher. In addition, the Company currently has the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, the Company has recorded an unrealized loss on these securities of $0.4 million in other comprehensive income (loss). The Company has concluded that the remaining $0.3 million of the decline was other-than-temporary and recorded an impairment charge in other non operating income (loss). The Company’s conclusion for the other-than-temporary impairment is based on the significant decline in the fair value of one of the auction rate securities.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets in the consolidated balance sheets as of March 31, 2008 and December 31, 2007.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges in the next three quarters of 2008.

The marketable securities are included in the consolidated balance sheets as follows:

	March 31, 2008	December 31, 2007
	(dollars in thousands)
Short-term marketable securities	$—	$13,489
Amount presented among short-term restricted cash, cash equivalents and marketable securities	3,493	16,219
Long-term marketable securities – auction rate securities	3,234	2,762
Amount presented among long-term restricted cash, cash equivalents and marketable securities – auction rate securities	4,411	5,605
Total	$11,138	$38,075

The cost of the marketable securities at March 31, 2008 and December 31, 2007 was $14,623,000 and $40,685,000, respectively.

NOTE 7 — BUSINESS SEGMENTS

The Company has two reporting segments: Electricity and Products Segments. Such segments are managed and reported separately as each offers different products and serves different markets. The Electricity Segment is engaged in the sale of electricity from the Company’s power plants pursuant to PPAs. The Products Segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)
Three Months Ended March 31, 2008:
Net revenues from external customers	$59,519	$9,868	$69,387
Intersegment revenues	—	23,785	23,785
Operating income	12,574	(155)	12,419
Segment assets at period end*	1,287,006	51,280	1,338,286
Three Months Ended March 31, 2007:
Net revenues from external customers	$43,658	$18,089	$61,747
Intersegment revenues	—	3,985	3,985
Operating loss	(1,532)	(804)	(2,336)
Segment assets at period end*	1,073,171	65,346	1,138,517

*	Segment assets of the Electricity Segment include unconsolidated investments.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2008	2007
	(dollars in thousands)
Operating income (loss)	$12,419	$(2,336)
Interest expense, net	(2,557)	(6,367)
Non-operating expense and other, net	(471)	(364)
Total consolidated income (loss) before income taxes, minority interest and equity in income of investees	$9,391	$(9,067)

NOTE 8 — CONTINGENCIES

On April 26, 2008, our subsidiary, Ormat Momotombo Power Company (‘‘OMPC’’), received notice of an administrative order issued by the Ministry of Natural Resources and Environment of Nicaragua (‘‘MARENA’’) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The order was issued following an administrative hearing in the first instance at which OMPC was found liable for the environmental infractions. The order is subject to appeal within MARENA, as well as in the Nicaraguan judicial courts. In addition, this dispute is subject to the dispute resolution provisions contained in the Foreign Investment Contract entered into between OMPC and the Nicaraguan government in June 1999. All penalties incurred by OMPC as a result of these violations are stayed until OMPC has exhausted the legal remedies available to it under Nicaraguan law. The Company disagrees with the MARENA order finding OMPC liable for significant environmental infractions and intends to appeal the administrative order and otherwise defend vigorously against MARENA’s claims. If the administrative order is upheld at the end of these review processes in a final non-appealable decision, OMPC may be required to suspend indefinitely its operating activities relating to the project and implement a plan of environmental remediation. The net book value of the geothermal power plant as of March 31, 2008 is $21.5 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is a defendant in various legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

NOTE 9 — CASH DIVIDEND

On February 26, 2008, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.1 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 14, 2008. Such dividend was paid on March 27, 2008.

NOTE 10 — INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2008 was 22.0%, which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for new power plants placed in service since 2005; (ii) lower tax rates in Israel; and (iii) a tax credit related to the Company’s subsidiaries in Guatemala. The liability for unrecognized tax benefits was $5,578,000 and $5,330,000 at March 31, 2008 and December 31, 2007, respectively. Such amounts would impact the Company’s effective tax rate, if recognized.

NOTE 11 — SUBSEQUENT EVENTS

Cash dividend

On May 6, 2008, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.1 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 20, 2008, payable on May 27, 2008.

Options grant

On April 8, 2008, the Company granted to employees incentive stock options, under the 2004 Incentive Plan, to purchase 450,000 shares of common stock at an exercise price of $45.78 per share, which amount represented the fair market value of the Company’s common stock on the date of grant. Such options will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months.

OPC tax monetization transaction — second closing

On April 17, 2008, a wholly owned subsidiary of the Company, Ormat Nevada Inc. (‘‘Ormat Nevada’’), concluded the second closing under a 2007 transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. The first closing of the transaction occurred on June 7, 2007. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. became institutional equity investors in a newly formed subsidiary of Ormat Nevada, OPC LLC (‘‘OPC’’). Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $64.0 million.

As operator of all of the projects in the OPC portfolio, Ormat Nevada will continue to operate and maintain the Galena 3 project.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q includes ‘‘forward-looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q, the words ‘‘may’’, ‘‘will’’, ‘‘could’’, ‘‘should’’, ‘‘expects’’, ‘‘plans’’, ‘‘anticipates’’, ‘‘believes’’, ‘‘estimates’’, ‘‘predicts’’, ‘‘projects’’, ‘‘potential’’, or ‘‘contemplate’’ or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the headings ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’, ‘‘Risk Factors’’, and ‘‘Notes to Condensed Consolidated Financial Statements’’, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2007 and any updates contained herein which may have a significant impact on our business, operating results or financial condition;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2007 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. We currently own or control, as well as operate, geothermal projects in the United States, Guatemala, Kenya and Nicaragua, as well as recovered energy generation (REG) plants in the United States. During the three months ended March 31, 2008 and 2007, our U.S. power plants generated 560,499 MWh and 437,126 MWh, respectively.

For the three months ended March 31, 2008, our Electricity Segment represented approximately 85.8% of our total revenues, while our Products Segment represented approximately 14.2% of our total revenues during such period.

During the three months ended March 31, 2008, our total revenues increased by 12.4% (from $61.7 million to $69.4 million) over the same period last year. Revenues from the Electricity Segment increased by 36.3%, while revenues from the Products Segment decreased by 45.4%.

For the three months ended March 31, 2008, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $59.5 million. In addition, revenues from our 50% ownership of the Mammoth project for the three months ended March 31, 2008 were $2.4 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth project is accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the three months ended March 31, 2008.

During the three months ended March 31, 2008, revenues attributable to our Products Segment were $9.9 million, as compared to $18.1 million during the three months ended March 31, 2007.

During March and April 2008, we received purchase orders for the supply and construction of REG and geothermal plants in a total amount of $87 million. Of this amount, approximately $50 million is subject to a notice to proceed which we expect to receive in the near future when our customer finalizes construction financing for the project.

Recovered energy-based power generation continues to present opportunities for us in the United States and throughout the world. We expect that recovered energy generation projects will continue to contribute to our growth in both the Electricity Segment and the Products Segment. During the three months ended March 31, 2008, we recognized revenues in our Products Segment of approximately $2.0 million from REG compared to $6.3 million during the three months ended March 31, 2007. We believe that the decrease in revenues in our REG projects from the prior year does not represent a trend.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term power purchase agreements. The price for electricity under all but one of our power purchase agreements is effectively a fixed price at least through May 2012. The power purchase agreement of the Puna project has a variable energy rate based on the local utility’s short run avoided costs, which are the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the three months ended March 31, 2008, 77.3% of our electricity revenues were derived from contracts with fixed energy rates, and therefore such revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under the heading ‘‘Seasonality’’. Revenues attributable to our Products Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

•	In April 2008, we entered into an Engineering, Procurement and Construction (EPC) contract with Montana-Dakota Utilities Co. for a 5.3 MW REG power plant to be located on the Northern Border Pipeline compressor station in Morton County, North Dakota. Subject to regulatory approvals, the project is scheduled to be completed in the fourth quarter of 2009.

•	In April 2008, we commenced commercial operation of the Heber South geothermal project located in the Imperial Valley, California.

•	In April 2008, our wholly owned subsidiary, Ormat Nevada Inc. (Ormat Nevada), concluded the second closing under a 2007 transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. The first closing of the transaction occurred on June 7, 2007. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. became institutional equity investors in a newly formed subsidiary of Ormat Nevada, OPC LLC (OPC). Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $64.0 million.

As operator of all of the projects in the OPC portfolio, Ormat Nevada will continue to operate and maintain the Galena 3 project.

•	In March 2008, we signed a new 20-year power purchase agreement with Great River Energy, a Minnesota Cooperative Corporation of Elk River, Minnesota, for the sale of electricity generated from a 5.3 MW Ormat REG facility to be constructed at a compressor station along the Northern Border natural gas pipeline. The new facility will convert the recovered waste heat from the exhaust of an existing gas turbine into electricity. We have already secured the rights to the waste heat for the new facility. We expect the plant to be commissioned in 2009 or early 2010.

•	In March 2008, we entered into an EPC contract with Nevada Geothermal Power (NGP) for the supply and construction of a 49.5 MW power plant, consisting of three Ormat Energy Converters units, which are guaranteed to produce 16.5 MW (gross) each, at NGP’s Blue Mountain geothermal project in Nevada. The total EPC contract value is $76 million, of which limited notices to proceed totaling $26.5 million were received by us in February and May 2008 in order to secure the guaranteed substantial completion date of December 31, 2009. The full release under the EPC contract is subject to finalizing the financing for the project and is expected to occur over the near term. The EPC contract provides for an additional partial release of funds, if necessary.

•	In March 2008, we entered into a Joint Ownership Agreement (JOA) with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the Carson Lake geothermal project located in Churchill County, Nevada, that is currently under development by us. We will develop the project on our own until the resource is sufficiently defined at a level that is capable of supporting at least 30 MW and Nevada Power Company has received regulatory approval to acquire its 50 percent ownership interest. Following Nevada Power Company’s acquisition of its 50 percent interest, we will continue to develop the project on behalf of the owners. If the development results in a resource that cannot support at least 30 MW, the parties are not obligated to close the acquisition and we may continue to develop the project by ourselves. Under the JOA each party will own a 50 percent undivided interest in the project as tenants-in-common. To acquire its project interest, Nevada Power Company will pay 50 percent of the costs expended to the closing date of the acquisition plus a fee. Drilling, construction, and operating and maintenance (O&M) costs going forward will be governed by the JOA and separate Drilling Services, EPC and O&M agreements.

To enable the JOA closing, the parties will amend an existing power purchase agreement to reflect the joint ownership of the project. Each party will be entitled to 50 percent of the production tax credit or 50 percent of the investment tax credit, as applicable. The amended agreement is subject to Public Utilities Commission of Nevada (PUCN) approval.

•	In March 2008, we entered into an EPC contract with Nevada Power Company for a 6 MW REG power plant in the Goodsprings area, approximately 35 miles south of Las Vegas, Nevada. Subject to regulatory approvals, the project is scheduled to be completed in 2010.

•	In March 2008, the California Public Utilities Commission approved a new 20-year power purchase agreement that we entered into in June 2007 with Southern California Edison Company for the sale of 50 MW of energy to be produced from the North Brawley project, which we are currently constructing in Imperial County, California. The power purchase agreement includes an option to increase the capacity of the plant and the amount of energy to be sold up to 100 MW at our discretion. We estimate that the North Brawley project will come on line by the end of 2008.

•	In March 2008, the PUCN approved the agreement we reached in May 2007 with Sierra Pacific Power Company and Nevada Power Company, the purchasers of electricity generated by our existing and planned geothermal power projects in Nevada, regarding certain amendments to the power purchase agreements for a number of our existing geothermal projects in operation and some of our geothermal projects under development and construction. These amendments (i) provided for a mechanism to share production tax credits with the relevant purchaser pursuant to a reduction in the price for electricity paid by the power purchaser under the relevant power purchase agreement, bringing additional power purchase agreements in line with the production tax credit sharing arrangements included in other power purchase agreements with these purchasers in Nevada, (ii) revised certain generation thresholds based on a more definitive understanding of the geothermal resource at the respective projects, and (iii) addressed certain delays in meeting contract milestones as a result of ordinary course project construction delays.

•	In February 2008, we commenced commercial operation of the Galena 3 project at the Steamboat complex in Nevada.

•	On January 8, 2008, we completed an unregistered sale of 693,750 shares of common stock to our parent, Ormat Industries Ltd., at a price of $48.02 per share, or approximately $33.3 million in the aggregate. The proceeds of that sale are being used for general corporate purposes, including construction of geothermal and recovered energy generation power plants and other investments, and the financing of possible acquisitions.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	Our primary focus continues to be the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment in 2008, as compared with 2007.

•	We continue to experience increases in the cost of raw materials, labor and transportation costs required for our equipment manufacturing activities and equipment used in our power plants, as well as for sale to third parties. We have experienced an increase in drilling costs and a shortage in drilling equipment. We believe this is the result of the high oil prices resulting in increased drilling activity in the marketplace. We also have experienced, and expect to continue to experience, an increase in construction costs, resulting from, among other things, increased labor costs. This is particularly true in the United States, where construction costs remain high despite the current credit crisis. An increase in our raw materials, drilling, construction, labor, transportation and other costs may have an adverse effect on our financial condition and results of operations.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Twenty-nine states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and where all of our U.S. geothermal projects are located) have adopted renewable portfolio standards, renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will create additional opportunities for us to expand existing projects and build new power plants.

•	In addition to renewable portfolio standards, several federal climate change proposals are being considered. For example, the Lieberman-Warner Climate Security Act (S. 2191) was approved by the United States Senate Environment and Public Works Committee on December 5, 2007. This bill, if passed into law, would place a cap on greenhouse gas emissions and require increasing reductions in greenhouse gas emissions. In the absence of federal legislation, states are passing greenhouse gas legislation. For example, on September 27, 2006, the California Global Warming Solutions Act of 2006 (the Act) was signed into law. The Act regulates most sources of greenhouse gas emissions and is expected to result in a reduction of carbon emissions to 1990 levels by 2020, representing a twenty-five percent reduction in greenhouse gas emissions. To accomplish this, the Act provides a framework for greenhouse gas emissions reductions through the use of emissions control technologies and other cost-effective reduction strategies, one of which may involve the use of market-based trading of emissions rights. In addition to California, sixteen other states have set greenhouse gas emissions targets (Arizona, Connecticut, Florida, Hawaii, Illinois, Massachusetts, Maine, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont and Washington). Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. For example, many northeastern states are part of the Regional Greenhouse Gas Initiative (RGGI), a regional cap-and trade system to limit carbon dioxide. In addition to RGGI, other states have also established the Midwestern Regional Greenhouse Gas Reduction Accord and the Western Climate Initiative. Although individual and regional

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

•	Outside of the United States, we expect that a variety of governmental initiatives, will create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage ‘‘clean’’ renewable and sustainable energy sources.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements. We also intend to continue to pursue growth in our recovered energy business.

•	We expect competition from the wind and solar power generation industry to continue. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will emerge as the preferred source of renewable energy.

•	We expect increased competition from new entrants to the geothermal industry, both in the power generation space and in the lease of geothermal resources. While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new power purchase agreements and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a ‘‘production tax credit’’, which in 2007 was 2.0 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2008.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policy Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of their respective existing power purchase agreements, which could have an adverse effect on our revenues.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacturing and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements. However, such revenues are subject to seasonal variations, as more fully described below in the section entitled ‘‘Seasonality’’. Electricity Segment revenues may also be affected by higher-than-average ambient temperatures, which could cause a decrease in the generating capacity of our power plants, and by unplanned major maintenance activities related to our power plants.

Our power purchase agreements generally provide for the payment of energy payments, or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our power purchase agreements provide for bonus payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser’s short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others). Our more recent power purchase agreements provide generally for energy payments alone with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Revenues
Electricity Segment	$59,519	$43,658	85.8%	70.7%
Products Segment	9,868	18,089	14.2	29.3
Total	$69,387	$61,747	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended March 31, 2008, 82.0% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 78.3% for the same period in 2007. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
United States	$48,826	$34,188	82.0%	78.3%
Foreign	10,693	9,470	18.0	21.7
Total	$59,519	$43,658	100.0%	100.0%

For the three months ended March 31, 2008, 8% of our revenues attributable to our Products Segment were generated in the United States, as compared to 48.3% for the same period in 2007.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison, the Heber 1 and 2 projects, the Mammoth project and the Ormesa project and the prices that will be paid for the electricity under the power purchase agreement for the North Brawley project are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna project are tied to the price of oil. Accordingly, our revenues for that project, which accounted for approximately 23% of our total revenues for the three months ended March 31, 2008, may be volatile.

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

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the three months ended March 31, 2008, royalties constituted approximately 5.7% of the Electricity Segment revenues, compared to approximately 4.5% for the same period in 2007.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of March 31, 2008 decreased to $30.7 million from $60.7 million as of December 31, 2007. This decrease is principally due to our use during the first quarter of 2008 of $81.6 million of cash resources to fund capital expenditures and $9.2 million to repay long-term debt to our parent and to third parties. The decrease in our cash resources was partially offset by the $33.3 million net proceeds from our unregistered sale of 693,750 shares to our parent at a price of $48.02 per share on January 8, 2008, and the $33.8 million derived from operating activities in the first quarter of 2008. In addition, we have $3.2 million and $2.8 million of marketable securities as of March 31, 2008 and December 31, 2007, respectively, classified as non-current assets. This classification is due to failed auctions in the fourth quarter of 2007 of certain auction rate securities in our portfolio, as described below in the section entitled ‘‘Exposure to Market Risks’’. We also have access to $160 million of corporate borrowing capacity under existing lines of credit with different commercial banks, as described below in the section entitled ‘‘Liquidity and Capital Resources.’’

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ section in our annual report on Form 10-K for the year ended December 31, 2007.

New Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects; (ii) fluctuation in revenues from our Products Segment; and (iii) an accumulation of operational issues in the first quarter of 2007 that resulted in both reduced revenues and increased costs for such quarter.

	Three Months March 31,
	2008	2007
	(in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity Segment	$59,519	$43,658
Products Segment	9,868	18,089
	69,387	61,747
Cost of revenues:
Electricity Segment	38,676	39,722
Products Segment	8,050	15,924
	46,726	55,646
Gross margin:
Electricity Segment	20,843	3,936
Products Segment	1,818	2,165
	22,661	6,101
Operating expenses:
Research and development expenses	696	704
Selling and marketing expenses	3,519	1,986
General and administrative expenses	6,027	5,747
Operating income (loss)	12,419	(2,336)
Other income (expense):
Interest income	1,046	1,415
Interest expense	(3,603)	(7,782)
Foreign currency translation and transaction losses	(183)	(716)
Impairement of auction rate securities	(328)	—
Other non-operating income	40	352
Income (loss) before income taxes, minority interest and equity in income of investees	9,391	(9,067)
Income tax benefit (provision)	(2,071)	1,995
Minority interest	2,205	—
Equity in income of investees	539	1,231
Net income (loss)	$10,064	$(5,841)
Earnings (loss) per share – basic and diluted	$0.24	$(0.15)
Weighted average number of shares used in computation of earnings (loss) per share:
Basic	42,163	38,109
Diluted	42,271	38,109

	Three Months March 31,
	2008	2007
Statements of Operations Percentage Data:
Revenues:
Electricity Segment	85.8%	70.7%
Products Segment	14.2	29.3
	100.0	100.0
Cost of revenues:
Electricity Segment	65.0	91.0
Products Segment	81.6	88.0
	67.3	90.1
Gross margin:
Electricity Segment	35.0	9.0
Products Segment	18.4	12.0
	32.7	9.9
Operating expenses:
Research and development expenses	1.0	1.1
Selling and marketing expenses	5.1	3.2
General and administrative expenses	8.7	9.3
Operating income (loss)	17.9	(3.8)
Other income (expense):
Interest income	1.5	2.3
Interest expense	(5.2)	(12.6)
Foreign currency translation and transaction losses	(0.3)	(1.2)
Impairement of auction rate securities	(0.5)	0.0
Other non-operating income	0.1	0.6
Income (loss) before income taxes, minority interest and equity in income of investees	13.5	(14.7)
Income tax benefit (provision)	(3.0)	3.2
Minority interest	3.2	0.0
Equity in income of investees	0.8	2.0
Net income (loss)	14.5%	(9.5%)

Comparison of the Three Months Ended March 31, 2008 and the Three Months Ended March 31, 2007

Total Revenues

Total revenues for the three months ended March 31, 2008 were $69.4 million, as compared with $61.7 million for the three months ended March 31, 2007, which represented a 12.4% increase in total revenues. This increase is attributable to our Electricity Segment whose revenues increased by 36.3%, offset by a decrease of 45.4% in our Products Segment, over the same period in 2007.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended March 31, 2008 were $59.5 million, as compared with $43.7 million for the three months ended March 31, 2007, which represented a 36.3% increase in such revenues. This increase is primarily attributable to additional revenues of $14.6 million generated in the Unites States resulting from (i) an increase in our generating capacity and energy generation in the United States from 437,126 MWh in the three months ended March 31, 2007 to 572,488 MWh in the three months ended March 31, 2008; and (ii) an increase in the energy rates in the Puna project (due to higher oil prices) and in our Standard

Offer # 4 power purchase agreements payable by Southern California Edison. The increase in Electricity Segment revenues in the first quarter of 2008 is also attributable to a net increase of $1.2 million in revenues from our international plants as a result of revenues generated from our Amatitlan project in Guatemala, which started generating electricity in March 2007. The increase in our United States generating capacity is mainly the result of additional generation from new power plants placed in service, as well as the enhanced performance of our existing power plants. The 36.3% increase in our Electricity Segment revenues over the same period last year also reflects the weak first quarter of 2007 that resulted from an accumulation of operational issues in certain projects in the Unites States, most of which have been resolved.

Products Segment

Revenues attributable to our Products Segment for the three months ended March 31, 2008 were $9.9 million, as compared with $18.1 million for the three months ended March 31, 2007, which represented a 45.4% decrease in such revenues. This decrease is principally attributable to last year’s lower products backlog, and the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products. Our manufacturing and construction activities were not reduced, as we increased the amount of our manufacturing and construction activities for our own projects.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2008 was $46.7 million, as compared with $55.6 million for the three months ended March 31, 2007, which represented a 16.0% decrease in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2008 was 67.3% compared with 90.1% for the same period in 2007. These decreases are attributable to decreased costs in both our Electricity and Products Segments, as discussed below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2008 was $38.7 million, as compared with $39.7 million for the three months ended March 31, 2007, which represented a 2.6% decrease in total cost of revenues for such segment. This decrease from the same period last year reflects the heightened major maintenance costs that we experienced during the first quarter of 2007 due to an accumulation of operating issues in our United States projects, most of which have been resolved. The decrease in our costs in this segment during the first quarter of 2008 was partially offset by: (i) costs relating to new and enhanced projects placed into service; and (ii) an increase in labor and materials costs in existing plants. Due to project timing issues, a portion of our project maintenance costs that would otherwise have been incurred during the first quarter of 2008 will be incurred in the second quarter. These deferred costs will be incurred in addition to our scheduled maintenance costs for the second quarter, including the replacement of two turbines in our Steamboat 2/3 project, which will require a shutdown of the project for a period of time. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2008 was 65.0% compared with 91.0% for the three months ended March 31, 2007.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended March 31, 2008 was $8.1 million, as compared with $15.9 million for the three months ended March 31, 2007, which represented a 49.4% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in our product revenues, as described above, as well as to a different product mix. This decrease was partially offset by an increase in labor, material, construction and transportation costs, as well as costs resulting from the devaluation of the U.S. dollar. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the three months ended March 31, 2008 was 81.6% as compared with 88.0% for the three months ended March 31, 2007. Our costs as a percentage of total revenues for this segment were not negatively impacted by the reduced revenues during the first quarter of 2008 due to the increased amount of manufacturing and construction activities for our own projects.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2008 were $0.7 million, which is consistent with our research and development expenses for the same period last year.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2008 were $3.5 million, as compared with $2.0 million for the three months ended March 31, 2007, which represented a 77.2% increase. The increase was due primarily to an increase in personnel expenses and other administrative expenses as a result of the hiring of additional personnel to support our continued growth, and an increase in salaries due in part to the devaluation of the U.S. dollar, as well as expenses relating to a transaction that was not consummated. Selling and marketing expenses for the three months ended March 31, 2008 constituted 5.1% of total revenues for such period, as compared with 3.2% for the three months ended March 31, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 were $6.0 million, as compared with $5.7 million for the three months ended March 31, 2007, which represented a 4.9% increase. Such increase is attributable to an increase in personnel expenses and other administrative expenses as a result of hiring additional personnel in anticipation of our future growth, and as a result of an increase in salaries due in part to the devaluation of the U.S. dollar. General and administrative expenses for the three months ended March 31, 2008 decreased to 8.7% of total revenues for such period, from 9.3% for the three months ended March 31, 2007.

Operating Income (Loss)

Operating income for the three months ended March 31, 2008 was $12.4 million, as compared with operating loss of $2.3 million for the three months ended March 31, 2007. Such increase in operating income was principally attributable to an increase in the gross margin in our Electricity Segment due to the significant increase in revenues coupled with a decrease in our costs in this segment during the first quarter of 2008, as described above. Operating income attributable to our Electricity Segment for the three months ended March 31, 2008 was $12.6 million, as compared with operating loss of $1.5 million for the three months ended March 31, 2007. Operating loss attributable to our Products Segment for the three months ended March 31, 2008 was $0.2 million, as compared with $0.8 million for the three months ended March 31, 2007.

Interest Income

Interest income for the three months ended March 31, 2008 was $1.0 million, as compared with $1.4 million for the three months ended March 31, 2007, which represented a 26.0% decrease. The $0.4 million decrease is primarily due to our holding a reduced amount of liquid investments, as well as a decrease in interest rates payable on liquid investments.

Interest Expense

Interest expense for the three months ended March 31, 2008 was $3.6 million, as compared with $7.8 million for the three months ended March 31, 2007, which represented a 53.7% decrease. The $4.2 million decrease is primarily due to principal repayments and to an increase of $2.3 million in interest capitalized to projects as a result of increased projects under construction.

Impairment of Auction Rate Securities

In the three months ended March 31, 2008, we recorded $0.3 million of impairment as a result of an other-than-temporary decline in the value of certain auction rate securities. See also Note 6 to our condensed consolidated financial statements.

Income Taxes

Income tax provision for the three months ended March 31, 2008 was $2.1 million as compared with income tax benefit of $2.0 million for the three months ended March 31, 2007. The effective tax rate for the three months ended March 31, 2008 and 2007 was 22.0%.

Minority interest

Minority interest for the three months ended March 31, 2008 includes income of $2.2 million from the sale of limited liability company interests in OPC to the institutional equity investors in June 2007.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended March 31, 2008 was $0.5 million, as compared with $1.2 million for the three months ended March 31, 2007. On September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. (Leyte) transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although going forward this will reduce our owned foreign generation capacity by 39 MW with a commensurate impact on equity in income of investees and net income. Our equity in income of investees for the three months ended March 31, 2008 includes an immaterial loss from Leyte, while in the three months ended March 31, 2007 we had $0.8 million of income from Leyte.

Net Income (Loss)

Net income for the three months ended March 31, 2008 was $10.1 million, as compared with a net loss of $5.8 million for the three months ended March 31, 2007. Such increase in net income was principally attributable to: (i) an increase in our operating income of $14.8 million; (ii) a $4.2 million decrease in interest expense; and (iii) a $2.2 million increase in minority interest as described above. This was partially offset by a $4.1 million increase in income tax provision. Net income for the three months ended March 31, 2008 includes stock-based compensation related to stock options of $1.1 million as compared with $0.6 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash from operations, proceeds from parent company loans, third party debt in the form of borrowing under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes, project financing (including the Puna lease and the OPC Tax Monetization Transactions described below) and the issuance of our common stock in public and private offerings. We have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs.

As of March 31, 2008, we have access to the following sources of funds: (i) $30.7 million in cash, cash equivalents and short-term marketable securities; and (ii) $110.0 million of corporate borrowing capacity under existing lines of credit with different commercial banks. In May 2008, we secured additional borrowing capacity of $50 million through a line of credit with a commercial bank.

Our estimated capital needs for the rest of 2008 include approximately $356.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $65.8 million for debt repayment (including to our parent).

We expect to finance these requirements and our working capital deficit in the amount of $27.8 million as of March 31, 2008 with: (i) the sources of liquidity described above; (ii) additional proceeds of approximately $64.0 million which we received on April 17, 2008 from the second closing of the OPC Tax Monetization Transaction; (iii) cash flows from our operations; (iv) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (v) future project financing and refinancing; and (vi) future tax monetization transactions. Our management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on January 31, 2006, provides us with the ability to raise additional capital of up to $623 million through the issuance of securities.

Sale of Unregistered Shares to the Parent

As described in ‘‘Recent Developments’’, on January 8, 2008, we completed an unregistered sale of 693,750 shares of common stock to our parent at a price of $48.02 per share. The proceeds from this unregistered sale were approximately $33.3 million. The proceeds from this sale are being used for general corporate purposes, which may include construction of geothermal and recovered energy generation power plants and other investments and financing activities.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% in dollars, which represents a rate of 7.5% per annum. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of March 31, 2008, the outstanding balance of the loan was approximately $50.8 million compared to $57.8 million, as of December 31, 2007.

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

Non-Recourse and Limited-Recourse Third Party Debt

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB− by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2008, we were in compliance with the covenants under the OrCal Senior Secured Notes. As of March 31, 2008, there were $134.5 million of OrCal Senior Secured Notes outstanding.

Ormat Funding Senior Secured Notes — Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8¼% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2008, we were in compliance with the covenants under the OFC Senior Secured Notes. As of March 31, 2008, there were $164.9 million of OFC Senior Secured Notes outstanding.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The first loan from IFC, of which $5.6 million was outstanding as of March 31, 2008, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, of which $0.7 million was outstanding as of March 31, 2008, has a fixed annual interest rate of 11.730%, and matures on May 15, 2008. The loan from CDC, of which 6.0 million was outstanding as of March 31, 2008, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of March 31, 2008, Orzunil is in compliance with the covenants under these senior loans.

Credit Facility Agreement (The Momotombo project) — Limited Recourse

Ormat Momotombo Power Company (Momotombo), a wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, of which $7.6 million was outstanding as of March 31, 2008, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders.

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

Financing of Phase II of Olkaria III Project

We have engaged a financial institution that is leading a syndicate for the purpose of arranging long term financing for the Olkaria III project in Kenya. The syndicate is in the process of conducting due diligence related to the potential financing. We are in the process of negotiating the term sheet for the financing.

Full-Recourse Third Party Debt

Our full-recourse third party debt includes an $8.0 million medium term loan from Bank Hapoalim, of which $1.0 million was outstanding as of March 31, 2008, bearing an interest rate of 12-month LIBOR plus 1.7% per annum.

In connection with our acquisition through our Israeli subsidiary, Ormat Systems Ltd. (Ormat Systems), of the power generation business from our parent and in connection with obtaining lines of credit, we entered into certain agreements with various commercial banks. Under these agreements, in exchange for such banks’ release of our parent’s guarantee and a release of their security interest over the assets of Ormat Systems, we and Ormat Systems have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of March 31, 2008, three letters of credit in the amount of $12.3 million remained issued and outstanding under this credit agreement with UBOC.

In 2007, we entered into credit agreements with three commercial banks in the aggregate amount of $110 million. In addition, in May 2008, we entered into an additional credit agreement with another commercial bank in the amount of $50 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit.  Each of the credit agreements has a term of three years.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Our (or Ormat Systems’) obligations under the credit agreements are unsecured, but we are subject to a negative pledge in favor of the banks and certain other customary restrictive covenants.

As of March 31, 2008 and as of the date of this report, no loans or letters of credits were outstanding under such credit agreements.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. As of March 31, 2008, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $8.9 million and $23.1 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $8.9 million and $13.1 million, respectively.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with UBOC and four other commercial banks as described above under ‘‘Full-Recourse Third Party Debt’’. As of March 31, 2008, three letters of credit in the amount of $12.3 million remained issued and outstanding under the UBOC credit agreement.

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

OPC Tax Monetization Transactions

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

On April 17, 2008, a second closing of the transaction was concluded. Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $64.0 million.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 10 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.6 million as of March 31, 2008. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 6, 2006	$0.04	August 23, 2006	August 30, 2006
November 7, 2006	$0.04	November 30, 2006	December 13, 2006
February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008
May 6, 2008	$0.05	May 20, 2008	May 27, 2008

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$33,816	$8,428
Net cash provided by (used in) investing activities	(72,314)	19,725
Net cash provided by (used in) financing activities	21,993	(26,163)
Net increase (decrease) in cash and cash equivalents	(16,505)	1,990

For the three months ended March 31, 2008

Net cash provided by operating activities for the three months ended March 31, 2008 was $33.8 million, as compared with $8.4 million for the three months ended March 31, 2007. Such net increase of $25.4 million resulted primarily from (i) the increase in net income to $10.1 million in the three months ended March 31, 2008, as compared with a net loss of $5.8 million in the three months ended March 31, 2007, mainly as a result of the increase in gross margin, as described above, and (ii) an increase of $5.6 million and $7.9 million, respectively, in accounts payable and in billings in excess of costs and estimated earnings on uncompleted contracts, in the three months ended March 31, 2008, as compared to an increase of $3.8 million and $3.7 million, respectively, in the three months ended March 31, 2007.

Net cash used in investing activities for the three months ended March 31, 2008 was $72.3 million, as compared with $19.7 million provided by investing activities for the three months ended March 31, 2007. The principal factors that affected our cash flow used in investing activities during the three months ended March 31, 2008 were capital expenditures of $81.6 million, primarily for our facilities under construction, and a $3.0 million increase in restricted cash, cash equivalents and marketable securities, offset by a $12.6 million decrease in marketable securities. The principal factors that affected our cash flow provided by investing activities during the three months ended March 31, 2007 were a $44.0 million decrease in marketable securities, a $7.2 million decrease in restricted cash, cash equivalents and marketable securities, offset by capital expenditures of $31.2 million, primarily for our power facilities under construction.

Net cash provided by financing activities for the three months ended March 31, 2008 was $22.0 million, as compared with $26.2 million used in financing activities for the three months ended March 31, 2007. The principal factors that affected the cash flow provided by financing activities during the three months ended March 31, 2008 were the $33.3 million net proceeds from our sale of 693,750 shares to our parent, offset by the repayment of long-term debt in the amount of $2.2 million, the repayment of debt to our parent in the amount of $7.0 million and the payment of a dividend to our shareholders in the amount of $2.1 million. The principal factors that affected the cash flow used in financing activities during the three months ended March 31, 2007 were the repayment of long-term debt in the amount of $16.8 million, the repayment of debt to our parent in the amount of $7.0 million and the payment of a dividend to our shareholders in the amount of $2.7 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: the enhancement of our existing power plants and the development of new power plants. We expect that the following enhancements of our existing power plants and the construction of new power plants will be funded initially from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt or tax monetization at the subsidiary level. We currently do not contemplate obtaining any new loans from our parent company.

Phase II of the Olkaria III Project.    In connection with Phase II of the Olkaria III 35 MW project, we have completed the drilling of the wells and the majority of the power plant equipment is on site.

Puna Project.    An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of an OEC unit. We expect that such enhancement program will be completed in 2009. We have not yet entered into a power purchase agreement for the supply of energy from this planned addition.

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

GRE Project.    We are developing a 5.3 MW recovered energy generation project for Great River Energy, which will be located along the Northern Boarder pipeline in Martin County, Minnesota. We recently signed a 20-year power purchase agreement with Great River Energy. We expect this facility to be commissioned in late 2009 or early 2010.

Peetz Project.    In connection with the Peetz recovered energy project, we are currently manufacturing the equipment required for use in the 4 MW power plant along a natural gas pipeline near Denver, Colorado. The facility is scheduled to be commissioned in mid-2009.

GDL Project.    We are constructing a 10 MW power plant, located in the Kawerau, New Zealand. We have a 49% ownership interest in the project and have an option to acquire the remaining 51% before the completion of construction. Completion of this project is expected in late 2008 or early 2009.

East Brawley.    We plan to construct and have begun manufacturing equipment for an additional 50 MW power plant in the Brawley known geothermal resource area in Imperial County, California, adjacent to the North Brawley project. Completion of the project is projected for the end of 2009.

We have budgeted approximately $610 million for the projects described above and have invested approximately $179 million of such budget as of March 31, 2008, and expect to invest approximately $281 million in the rest of 2008.

In addition to the above projects, our operating projects have capital expenditure requirements for the rest of 2008 of approximately $26 million. We plan to start other construction and enhancement of additional projects, and we have various leases for geothermal resources, in which we have started exploration activity, for a total investment amount of approximately $45 million for the rest of 2008 and 2009, and we also plan to invest approximately $17 million in machinery and equipment, including drilling equipment in the rest of 2008.

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

As of March 31, 2008, 97.7% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 2.3% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of March 31, 2008, $8.6 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

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

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as ‘‘available-for-sale’’, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities as of March 31, 2008 would not have changed significantly, since most of our investment in marketable securities are short-term or bearing variable interest rates, but our interest income would have changed by approximately $0.1 million for the three months ended March 31, 2008.

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

In the fourth quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. While we continue to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. We concluded that the fair value of these auction rate securities at March 31, 2008 and December 31, 2007 was $7.6 million and $8.4 million, respectively, a decline of $3.6 million and $2.8 million, respectively, from par value of $11.2 million. Of this amount, $1.2 million and $0.8 million as of March 31, 2008 and December 31, 2007, respectively, was deemed temporary, as we believe the decline in market value is due to general market conditions. Based upon our evaluation of available information, we believe these investments generally are of high credit quality, as substantially all of the investments carry a AA credit rating and higher. In addition, we currently have the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, we have recorded an unrealized loss on these securities of $0.4 million and $0.8 million in the three months ended March 31, 2008 and in the year ended December 31, 2007, respectively, in other comprehensive loss. We concluded that an amount of $0.3 million and $2.0 million in the three months ended March 31, 2008 and in the year ended December 31, 2007, respectively, of the decline was other-than-temporary and recorded impairment charges for these amounts. Our conclusion for the other than temporary impairment is based on the significant decline in fair value indicated for a certain investment.

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

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Sierra Pacific Power Company, Hawaii Electric Light Company and Southern California Edison. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 30.3% and 24.8% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounts for 21.0% and 15.7% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

Sierra Pacific Power Company accounted for 11.5% and 10.3% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

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

Our subsidiary, Ormat Systems, received ‘‘Benefited Enterprise’’ status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for the period from July 1, 2004 to June 30, 2006, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for the period from January 1, 2007 to December 31, 2008, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arms length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, Ormat Systems is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly ‘‘Eligible

Operations’’ are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed, with the remainder to be claimed in the second year.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under ‘‘Exposure to Market Risks’’ and ‘‘Concentration of Credit Risk’’ in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4.    CONTROLS AND PROCEDURES

a.    Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.    Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the three months period ended March 31, 2008 other than as described below.

On April 26, 2008, our subsidiary, Ormat Momotombo Power Company (OMPC), received notice of an administrative order issued by the Ministry of Natural Resources and Environment of Nicaragua (MARENA) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The order was issued following an administrative hearing in the first instance at which OMPC was found liable for the environmental infractions. The order is subject to appeal within MARENA, as well as in the Nicaraguan judicial courts. In addition, this dispute is subject to the dispute resolution provisions contained in the Foreign Investment Contract entered into between OMPC and the Nicaraguan government in June 1999. All penalties incurred by OMPC as a result of these violations are stayed until OMPC has exhausted the legal remedies available to it under Nicaraguan law. We disagree with the MARENA order finding OMPC liable for significant environmental infractions and intend to appeal the administrative order and otherwise defend vigorously against MARENA’s claims. If the administrative order is upheld at the end of these review processes in a final non-appealable decision, OMPC may be required to suspend indefinitely its operating activities relating to the project and implement a plan of environmental remediation. The net book value of the geothermal power plant as of March 31, 2008 is $21.5 million.

From time to time, we (and our subsidiaries) are a party to various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of our (and their) business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves in accordance with accounting principles generally accepted in the U.S. We do not believe that any of these proceedings, individually or in the aggregate, would materially and adversely affect our business, financial condition, future results and cash flows.

ITEM 1A.    RISK FACTORS

A comprehensive discussion of our risk factors is included in the ‘‘Risk Factors’’ section of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 8, 2008, we completed an unregistered sale of 693,750 shares of common stock to our parent, at a price of $48.02 per share of common stock, or approximately $33.3 million. We believe that this unregistered sale complied with the requirements of Regulation S under the Securities Act. Our parent is not a U.S. Person within the meaning of Regulation S. The sale was made in an offshore transaction, and no selling efforts were made in the U.S. Our parent agreed that the shares of common stock issued in the unregistered sale would not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The proceeds of the sale are being used for general corporate purposes, including the construction of geothermal and recovered energy generation power plants and other investments, and the financing of possible acquisitions.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt except as described above regarding the Bank Hapoalim credit facility.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit No.		Document
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.18	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, filed herewith.
10	.8.1	Amendment to Employment Agreement of Yehudit Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yehudit Bronicki, filed herewith.
10	.9.1	Amendment to Employment Agreement of Yoram Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yoram Bronicki, filed herewith.
10.24		Joint Ownership Agreement for the Carson Lake Project, dated as of March 12, 2008, by and between Nevada Power Company and ORNI 16 LLC, filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.
Date: May 6, 2008	By:	/s/ JOSEPH TENNE
Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Document
3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (FileNo. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.18	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, filed herewith.
10	.8.1	Amendment to Employment Agreement of Yehudit Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yehudit Bronicki, filed herewith.
10	.9.1	Amendment to Employment Agreement of Yoram Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yoram Bronicki, filed herewith.
10.24		Joint Ownership Agreement for the Carson Lake Project, dated as of March 12, 2008, by and between Nevada Power Company and ORNI 16 LLC, filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.