Form 10-Q
period 2008-06-30
ORMAT TECHNOLOGIES, INC.
filed 2008-08-06
CIK 1296445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 45,331,395 par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$137,767	$47,227
Marketable securities	—	13,489
Restricted cash, cash equivalents and marketable securities	33,156	29,236
Receivables:
Trade	52,461	46,519
Related entity	602	385
Other	13,176	9,008
Due from Parent	668	253
Inventories, net	13,391	10,312
Costs and estimated earnings in excess of billings on uncompleted contracts	1,560	3,608
Deferred income taxes	1,784	1,732
Prepaid expenses and other	8,721	7,059

Total current assets	263,286	168,828
Long-term marketable securities	3,142	2,762
Restricted cash, cash equivalents and marketable securities	4,313	5,605
Unconsolidated investments	29,306	30,560
Deposits and other	18,669	15,294
Deferred income taxes	11,888	12,427
Property, plant and equipment, net	820,018	743,386
Construction-in-process	320,249	234,014
Deferred financing and lease costs, net	13,195	14,044
Intangible assets, net	46,429	47,989

Total assets	$1,530,495	$1,274,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$87,778	$75,836
Billings in excess of costs and estimated earnings on uncompleted contracts	15,409	4,818
Current portion of long-term debt:
Limited and non-recourse	6,484	7,667
Full recourse	—	1,000
Senior secured notes (non-recourse)	21,655	25,475
Due to Parent, including current portion of notes payable to Parent	31,870	31,695

Total current liabilities	163,196	146,491
Long-term debt, net of current portion:
Limited and non-recourse	11,202	14,490
Senior secured notes (non-recourse)	266,136	273,840
Notes payable to Parent, net of current portion	9,600	26,200
Deferred lease income	74,856	76,198
Deferred income taxes	22,325	20,680
Liability for unrecognized tax benefits	5,817	5,330
Liabilities for severance pay	19,204	15,201
Asset retirement obligation	14,153	13,014

Total liabilities	586,489	591,444

Minority interest	123,306	65,382

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,331,395 and 41,530,071 shares issued and outstanding, respectively	45	41
Additional paid-in capital	698,433	513,109
Retained earnings	121,393	103,545
Accumulated other comprehensive income	829	1,388

Total stockholders’ equity	820,700	618,083

Total liabilities and stockholders’ equity	$1,530,495	$1,274,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)		(in thousands, except per share data)

Revenues:
Electricity:
Energy and capacity	$23,716	$24,490	$48,951	$44,400
Lease portion of energy and capacity	37,386	30,198	70,999	53,275
Lease income	672	672	1,343	1,343

Total electricity	61,774	55,360	121,293	99,018
Products	18,447	28,692	28,315	46,781

Total revenues	80,221	84,052	149,608	145,799

Cost of revenues:
Electricity:
Energy and capacity	21,275	20,421	42,950	43,785
Lease portion of energy and capacity	18,921	13,597	34,611	28,644
Lease expense	1,310	1,310	2,621	2,621

Total electricity	41,506	35,328	80,182	75,050
Products	15,704	24,214	23,754	40,138

Total cost of revenues	57,210	59,542	103,936	115,188

Gross margin	23,011	24,510	45,672	30,611
Operating expenses:
Research and development expenses	785	1,061	1,481	1,765
Selling and marketing expenses	2,020	3,822	5,539	5,808
General and administrative expenses	5,925	5,162	11,952	10,909

Operating income	14,281	14,465	26,700	12,129
Other income (expense):
Interest income	1,052	1,621	2,098	3,036
Interest expense:
Parent	(914)	(1,514)	(2,000)	(3,147)
Other	(6,078)	(6,430)	(12,402)	(14,045)
Less — amount capitalized	4,125	874	7,932	2,340
Foreign currency translation and transaction gains (losses)	(1,359)	41	(1,542)	(675)
Impairment of auction rate securities	—	—	(328)	—
Other non-operating income (expense)	309	(4)	349	348

Income (loss) before income taxes, minority interest and equity in income of investees	11,416	9,053	20,807	(14)
Income tax benefit (provision)	(2,613)	(1,992)	(4,684)	3
Minority interest	2,950	305	5,155	305
Equity in income of investees	408	1,181	947	2,412

Net income	12,161	8,547	22,225	2,706
Other comprehensive income, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(74)	(81)	(149)	(164)
Change in unrealized gains or losses on marketable securities available-for-sale	(136)	(78)	(410)	(44)

Comprehensive income	$11,951	$8,388	$21,666	$2,498

Earnings per share — basic and diluted	$0.28	$0.22	$0.52	$0.07

Weighted average number of shares used in computation of earnings per share:
Basic	43,828	38,123	42,995	38,116

Diluted	43,978	38,255	43,127	38,248

Dividend per share declared	$0.05	$0.05	$0.10	$0.12

The accompanying notes are in integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(in thousands, except per share data)

Balance at December 31, 2007	41,530	$41	$513,109	$103,545	$1,388	$618,083
Stock-based compensation	—	—	2,074	—	—	2,074
Cash dividend declared, $0.10 per share	—	—	—	(4,377)	—	(4,377)
Issuance of shares of common stock in a block trade transaction	3,100	3	149,652	—	—	149,655
Issuance of unregistered shares of common stock to the Parent in a private placement	694	1	33,314	—	—	33,315
Exercise of options by employees	7	—	216	—	—	216
Tax benefit on exercise of options by employees	—	—	68	—	—	68
Net income	—	—	—	22,225	—	22,225
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $92,000)	—	—	—	—	(149)	(149)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $251,000)	—	—	—	—	(410)	(410)

Balance at June 30, 2008	45,331	$45	$698,433	$121,393	$829	$820,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Cash flows from operating activities:
Net income	$22,225	$2,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,840	24,538
Accretion of asset retirement obligation	509	629
Stock-based compensation	2,074	1,605
Amortization of deferred lease income	(1,342)	(1,343)
Minority interest	(5,155)	(305)
Equity in income of investees	(947)	(2,412)
Impairment of auction rate securities	328	—
Distributions from unconsolidated investments	1,317	4,081
Changes in unrealized loss in respect of derivative instruments, net	—	67
Loss (gain) on severance pay fund asset	(2,740)	29
Deferred income tax provision (benefit)	1,934	(2,614)
Liability for unrecognized tax benefits	487	168
Changes in operating assets and liabilities:
Receivables	(10,110)	(14,216)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,048	3,198
Inventories, net	(3,079)	(2,268)
Prepaid expenses and other	(1,662)	(857)
Deposits and other	(178)	(399)
Accounts payable and accrued expenses	1,938	(2,831)
Due from/to related entities, net	(217)	758
Billings in excess of costs and estimated earnings on uncompleted contracts	10,591	2,157
Liabilities for severance pay	4,003	102
Due from/to Parent	(240)	1,889

Net cash provided by operating activities	49,624	14,682

Cash flows from investing activities:
Distributions from unconsolidated investments	1,433	800
Marketable securities, net	12,589	48,502
Net change in restricted cash, cash equivalents and marketable securities	(3,101)	(17,933)
Capital expenditures	(177,905)	(69,353)
Intangible asset acquired	—	(1,150)
Decrease (increase) in severance pay fund asset, net	(457)	189
Repayment from unconsolidated investment	64	63

Net cash used in investing activities	(167,377)	(38,882)

Cash flows from financing activities:
Due to Parent, net	(16,600)	(16,600)
Proceeds from public offerings, net of issuance costs	149,655	—
Proceeds from issuance of unregistered shares of common stock to the Parent	33,315	—
Proceeds from exercise of options by employees	216	369
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	63,079	69,552
Repayments of long-term debt	(16,995)	(19,891)
Cash dividends paid	(4,377)	(4,580)

Net cash provided by financing activities	208,293	28,850

Net increase in cash and cash equivalents	90,540	4,650
Cash and cash equivalents at beginning of period	47,227	20,254

Cash and cash equivalents at end of period	$137,767	$24,904

Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$10,004	$9,702

Accrued liabilities related to financing activities	$—	$216

Increase (decrease) in asset retirement cost and asset retirement obligation	$630	$(1,727)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2008, the consolidated results of operations for the three and six-month periods ended June 30, 2008 and 2007, and the consolidated cash flows for the six-month periods ended June 30, 2008 and 2007.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three-month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

Issuance of stock

On January 8, 2008, the Company completed an unregistered sale of 693,750 shares of common stock to Ormat Industries Ltd. (the “Parent”), at a price of $48.02 per share. The proceeds from the unregistered sale were approximately $33.3 million.

On May 14, 2008, the Company completed a sale of 3,100,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $48.36 per share (net of underwriting fees and commissions), under the Company’s shelf registration statement. Net proceeds to the Company after deducting underwriting fees and commissions and offering expenses associated with the offering were approximately $149.7 million.

OPC tax monetization transaction — second closing

On April 17, 2008, a wholly owned subsidiary of the Company, Ormat Nevada Inc. (“Ormat Nevada”), concluded the second closing under a 2007 transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. The first closing of the transaction occurred on June 7, 2007. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. became institutional equity investors in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”). Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $63.1 million, net of transaction costs.

As operator of all of the projects in the OPC portfolio, Ormat Nevada will continue to operate and maintain the Galena 3 project.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2008 and December 31, 2007, the Company had deposits totaling $10,104,000 and $21,322,000, respectively, in six U.S. financial institutions that were federally insured up to $100,000 per account. At June 30, 2008 and December 31, 2007, the Company’s deposits in foreign countries amounted to approximately $17,835,000 and $13,248,000, respectively.

At June 30, 2008 and December 31, 2007, accounts receivable related to operations in foreign countries amounted to approximately $20,066,000 and $17,140,000, respectively. At June 30, 2008 and December 31, 2007, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 47% and 39% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 30.7% and 29.4% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively, and 30.5% and 27.4% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method.

Hawaii Electric Light Company accounted for 16.5% and 12.0% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively, and 18.6% and 13.5% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively.

Sierra Pacific Power Company accounted for 10.2% and 7.5% of the Company’s total revenues for the three months ended June 30, 2008 and 2007, respectively, and 11.1% and 8.7% of the Company’s total revenues for the six months ended June 30, 2008 and 2007, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended June 30, 2008

  SFAS No. 157 — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company) for financial assets and liabilities. The adoption by the Company of SFAS No. 157, effective January 1, 2008, did not have any impact on its results of operations or financial position. The disclosures required under SFAS No. 157 are set forth in Note 6.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

  SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 relating to the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options. SAB No. 107, which was applied by the Company for estimating the expected term of employee’s stock options, previously allowed the use of the simplified method until December 31, 2007. SAB No. 110 allows, under certain circumstances, entities to continue to accept the use of the simplified method beyond December 31, 2007. The Company decided to continue to use the simplified method to estimate the expected term of its stock options.

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

  SFAS No. 141 (revised 2007) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial statements.

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

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)

Raw materials and purchased parts for assembly	$8,665	$3,613
Self-manufactured assembly parts and finished products	4,726	6,699

Total	$13,391	$10,312

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)

Mammoth	$28,780	$29,979
OLCL	526	581

Total	29,306	30,560

From time to time, the unconsolidated power plants make distributions to their owners. Such distributions are deducted from the investments in such power plants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Mammoth Project

The Company has a 50% interest in the Mammoth Project (“Mammoth”), which is comprised of three geothermal power plants located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements (“PPAs”), which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (“O&M”) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)

Condensed balance sheets:
Current assets	$4,332	$4,181
Non-current assets	71,878	74,417
Current liabilities	1,250	826
Non-current liabilities	3,058	3,004
Partners’ capital	71,902	74,768

	Six Months Ended
	June 30,
	2008	2007
	(dollars in thousands)

Condensed statements of operations:
Revenues	$9,493	$7,793
Gross margin	2,781	1,757
Net income	2,636	1,606
Company’s equity in income of Mammoth:
50% of Mammoth net income	$1,318	$803
Plus amortization of basis difference	297	297

	1,615	1,100
Less income taxes	(613)	(418)

Total	$1,002	$682

The Leyte Project

The Company holds an 80% interest in Ormat Leyte Co. Ltd. (“OLCL”). OLCL is a limited partnership established for the purpose of developing, financing, operating, and maintaining a geothermal power plant in Leyte Provina, the Philippines. Upon the adoption of FIN No. 46R, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, on March 31, 2004, the Company concluded that OLCL should not be consolidated. As a result of such conclusion, the Company’s 80% ownership interest in OLCL is accounted for under the equity method of accounting.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The condensed financial position and results of operations of OLCL are summarized below:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)

Condensed balance sheets:
Current assets	$504	$1,327
Non-current assets	350	371
Current liabilities	242	1,018
Stockholders’ equity	612	680

	Six Months Ended
	June 30,
	2008	2007
	(dollars in thousands)

Condensed statements of operations:
Revenues	$—	$6,957
Gross margin	—	3,398
Net income (loss)	(68)	1,495
Company’s equity in income (loss) of OLCL:
80% of OLCL net income (loss)	$(55)	$1,196
Plus amortization of deferred revenue on intercompany profit	—	534

Total	$(55)	$1,730

In 1996, OLCL entered into a Build, Operate, and Transfer (“BOT”) agreement with PNOC-Energy Development Corporation (“PNOC”) in connection with four geothermal power generation plants, with a total capacity of 49MW, located in Leyte, Philippines. During 1997, the power plants started commercial operations and began selling power to PNOC under a ten-year PPA (tolling arrangement). OLCL owned the plants for a ten-year period which ended September 25, 2007, at which time they were transferred to PNOC for no further consideration. The Company did not incur any material financial loss as a result of such transfer, although this has reduced the Company’s owned foreign generation capacity by 39 MW with a commensurate impact on equity in income of investees and net income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)

Assets:
Non current assets:
Illiquid auction rate securities (including restricted cash accounts), see below	$7,455	$—	$—	$7,455

The Company’s marketable debt securities (including restricted cash accounts) at June 30, 2008 include investments in auction rate securities. As of June 30, 2008, all of the Company’s auction rate securities are associated with failed auctions. These failed auction rate securities have been in a loss position for less than 12 months. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates fair value. The Company has estimated the fair value of these illiquid auction rate securities based, among other things, on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the six months ended June 30, 2008.

(dollars in
thousands)

Balance as of January 1, 2008	$8,367
Total unrealized losses:
Included in net income	(328)
Included in other comprehensive income	(584)

Balance as of June 30, 2008	$7,455

Based on available information, the Company concluded that the fair market value of these failed auction rate securities at June 30, 2008 was $7.5 million, a decline of $3.7 million from par value. The decline in fair market value during the six-month period ended June 30, 2008 was $0.9 million. Of this amount, $0.6 million was deemed temporary as the Company believes the decline in fair market value was due to general market conditions. Based upon the Company’s evaluation of available information, the Company believes these investments generally are of high credit quality, as substantially all of the investments carry AA credit rating. In addition, the Company currently has the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, the Company

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

has recorded an unrealized loss on these securities of $0.6 million in other comprehensive income. The Company has concluded that the remaining $0.3 million of the decline was other-than-temporary and recorded an impairment charge in other non operating income (loss). The Company’s conclusion for the other-than-temporary impairment is based on the significant decline in the fair value of one of the auction rate securities.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets in the consolidated balance sheets as of June 30, 2008 and December 31, 2007.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional unrealized losses in other comprehensive income or impairment charges in the next two quarters of 2008.

The marketable securities are included in the consolidated balance sheets as follows:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)

Short-term marketable securities	$—	$13,489
Amount presented among short-term restricted cash, cash equivalents and marketable securities	—	16,219
Long-term marketable securities — auction rate securities	3,142	2,762
Amount presented among long-term restricted cash, cash equivalents and marketable securities — auction rate securities	4,313	5,605

Total	$7,455	$38,075

The cost of the marketable securities at June 30, 2008 and December 31, 2007 was $11,160,000 and $40,685,000, respectively.

NOTE 7 —	STOCK-BASED COMPENSATION

On April 8, 2008, the Company granted to employees incentive stock options, under the Company’s 2004 Incentive Plan, to purchase 450,000 shares of common stock at an exercise price of $45.78 per share, which amount represented the fair market value of the Company’s common stock on the date of grant. Such options will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. The fair value of each option on the date of grant was $16.96 per share.

The Company calculated the fair value of each option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	2.7%
Expected term (in years)	5.1
Dividend yield	0.37%
Expected volatility	38.5%
Forfeiture rate	13.0%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 —	BUSINESS SEGMENTS

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)

Three Months Ended June 30, 2008:
Net revenues from external customers	$61,774	$18,447	$80,221
Intersegment revenues	—	9,556	9,556
Operating income	14,098	183	14,281
Segment assets at period end*	1,468,873	61,622	1,530,495

Three Months Ended June 30, 2007:
Net revenues from external customers	$55,360	$28,692	$84,052
Intersegment revenues	—	14,492	14,492
Operating income	14,147	318	14,465
Segment assets at period end*	1,131,517	66,086	1,197,603

Six Months Ended June 30, 2008:
Net revenues from external customers	$121,293	$28,315	$149,608
Intersegment revenues	—	33,341	33,341
Operating income	26,672	28	26,700
Segment assets at period end*	1,468,873	61,622	1,530,495

Six Months Ended June 30, 2007:
Net revenues from external customers	$99,018	$46,781	$145,799
Intersegment revenues	—	18,477	18,477
Operating income (loss)	12,615	(486)	12,129
Segment assets at period end*	1,131,517	66,086	1,197,603

*	Segment assets of the Electricity Segment include unconsolidated investments.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)

Operating income	$14,281	$14,465	$26,700	$12,129
Interest expense, net	(1,815)	(5,449)	(4,372)	(11,816)
Non-operating income (expense) and other, net	(1,050)	37	(1,521)	(327)

Total consolidated income (loss) before income taxes, minority interest and equity in income of investees	$11,416	$9,053	$20,807	$(14)

NOTE 9 —	CONTINGENCIES

On April 26, 2008, the Company’s Nicaraguan subsidiary, Ormat Momotombo Power Company (“OMPC”), received notice of an administrative order issued by the Ministry of Natural Resources and Environment of Nicaragua (“MARENA”) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The order was issued following an administrative hearing in the first instance at which OMPC was found liable for the environmental and other infractions. OMPC appealed the order to MARENA. OMPC’s appeal was denied on July 15, 2008, and OMPC was sanctioned with a nominal fine. The order and denial of appeal by MARENA are subject to further appeal in the Nicaraguan judicial courts and the Company intends to pursue the judicial appeal process. In addition, this dispute is subject to the dispute resolution provisions contained in the Foreign Investment Contract entered into between OMPC and the Nicaraguan government in June 1999. All penalties incurred by OMPC as a result of these violations are stayed until OMPC has exhausted the legal remedies available to it under Nicaraguan law. The Company disagrees with the MARENA order finding OMPC liable for significant environmental infractions and intends to appeal the administrative order and otherwise defend vigorously against MARENA’s claims. If the administrative order is upheld at the end of these review processes in a final non-appealable decision, OMPC may be required to suspend indefinitely its operating activities relating to the project and implement a plan of environmental remediation. The net book value of the geothermal power plant as of June 30, 2008 is $17.0 million.

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

On May 6, 2008, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 20, 2008. Such dividend was paid on May 27, 2008.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2008 was 22.9% and 22.5%, respectively, which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for new power plants placed in service since 2005; (ii) lower tax rates in Israel; and (iii) a tax credit related to the Company’s subsidiaries in Guatemala. The liability for unrecognized tax benefits was $5,817,000 and $5,330,000 at June 30 2008 and December 31, 2007, respectively. Such amounts would impact the Company’s effective tax rate, if recognized.

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On August 5, 2008, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 19, 2008, payable on August 29, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and “Notes to Condensed Consolidated Financial Statements”, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. We currently own or control, as well as operate, geothermal projects in the United States, Guatemala, Kenya and Nicaragua, as well as recovered energy generation (REG) plants in the United States. During the six months ended June 30, 2008 and 2007, our U.S. power plants generated 1,112,454 MWh and 958,505 MWh, respectively.

For the six months ended June 30, 2008, our Electricity Segment represented approximately 81.1% of our total revenues, while our Products Segment represented approximately 18.9% of our total revenues during such period.

During the six months ended June 30, 2008, our total revenues increased by 2.6% (from $145.8 million to $149.6 million) over the same period last year. Revenues from the Electricity Segment increased by 22.5%, while revenues from the Products Segment decreased by 39.5%.

For the six months ended June 30, 2008, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $121.3 million. In addition, revenues from our 50% ownership of the Mammoth project for the six months ended June 30, 2008 were $4.7 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth project is accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the six months ended June 30, 2008.

During the six months ended June 30, 2008, revenues attributable to our Products Segment were $28.3 million, as compared to $46.8 million during the six months ended June 30, 2007.

From the beginning of the year, we received purchase orders for the supply and construction of REG and geothermal plants in a total amount of $145 million. Of this amount, approximately $66 million is subject to a notice to proceed, which we expect to receive in the near future when our customer finalizes construction financing for the project.

Recovered energy-based power generation continues to present opportunities for us in the United States and throughout the world. During the six months ended June 30, 2008, we recognized revenues in our Products Segment of approximately $8.3 million from REG compared to $17.8 million during the six months ended June 30, 2007.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term power purchase agreements. The price for electricity under all but one of our power purchase agreements is effectively a fixed price at least through May 2012. The power purchase agreement of the Puna project has a variable energy rate based on the local utility’s short run avoided costs, which are the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the six months ended June 30, 2008, 78.8% of our electricity revenues were derived from contracts with fixed energy rates, and therefore such revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under the heading “Seasonality”. Revenues attributable to our Products Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

•	In July 2008, we secured three new lease agreements covering approximately 20,000 acres of federal land in Nevada.

•	In July 2008, PT Perusahaan Listrik Negara, the state owned Indonesian power company, accepted the entry of Kyushu Electric to the Sarulla consortium, which currently is comprised of a wholly owned subsidiary of ours, a subsidiary of Medco Energi Internasional Tbk, Itochu Corporation of Japan and Kyushu Electric. The entry of Kyushu Electric reduced our ownership interest in the consortium to 12.75%.

•	In June 2008, two of our subsidiaries entered into an Engineering, Procurement and Construction (EPC) contract with Contact Energy Ltd. of New Zealand for the construction of the Centennial Binary Plant, a new geothermal plant to be constructed in the Tauhara Geothermal field in New Zealand. The contract’s value is approximately $42.0 million and construction of the power plant is expected to be completed within 23 months from the contract date. Contact Energy Ltd. is New Zealand’s largest geothermal power plant owner and operator, as well as the country’s largest wholesaler and retailer of natural gas and liquid petroleum gas.

•	In June 2008, we entered into a supply contract with MEGE – Menderes Geothermal Elektrik Uretim, A.S. for the supply of equipment for a new geothermal power plant to be constructed in Turkey. The contract’s value is approximately $16.0 million and delivery is expected to be completed within 16 months from the contract date.

•	On May 14, 2008, we completed a sale of 3,100,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $48.36 per share (net of underwriting fees and commissions), under our shelf registration statement filed in early 2006. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $149.7 million.

•	In April 2008, we entered into an EPC contract with Montana-Dakota Utilities Co. for a 5.3 MW REG power plant to be located on the Northern Border Pipeline compressor station in Morton County, North Dakota. Subject to regulatory approvals, the project is scheduled to be completed in the fourth quarter of 2009.

•	In April 2008, we commenced commercial operation of the Heber South geothermal project located in the Imperial Valley, California.

•	In April 2008, our wholly owned subsidiary, Ormat Nevada Inc. (Ormat Nevada), concluded the second closing under a 2007 transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. The first closing of the transaction occurred on June 7, 2007. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. became institutional equity investors in a newly formed subsidiary of Ormat Nevada, OPC LLC (OPC). Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $63.1 million, net of transaction costs.

•	As operator of all of the projects in the OPC portfolio, Ormat Nevada will continue to operate and maintain the Galena 3 project.

•	In March 2008, we signed a new 20-year power purchase agreement with Great River Energy, a Minnesota Cooperative Corporation of Elk River, Minnesota, for the sale of electricity generated from a 5.3 MW Ormat REG facility to be constructed at a compressor station along the Northern Border natural gas pipeline. The new facility will convert the recovered waste heat from the exhaust of an existing gas turbine into electricity. We have already secured the rights to the waste heat for the new facility. We expect the plant to be commissioned in 2009 or early 2010.

•	In March 2008, we entered into an EPC contract with Nevada Geothermal Power (NGP) for the supply and construction of a 49.5 MW power plant, consisting of three Ormat Energy Converters units, which are guaranteed to produce 16.5 MW (gross) each, at NGP’s Blue Mountain geothermal project in Nevada. The total EPC contract value is $76 million, of which limited notices to proceed totaling $29.3 million were received by us in February, May and July 2008 in order to secure the guaranteed substantial completion date of December 31, 2009. The full release under the EPC contract is subject to finalizing the financing for the project and is expected to occur over the near term. The EPC contract provides for an additional partial release of funds, if necessary.

•	In March 2008, we entered into a Joint Ownership Agreement (JOA) with Nevada Power Company, a subsidiary of Sierra Pacific Resources, for the Carson Lake geothermal project located in Churchill County, Nevada, that is currently under development by us. We will develop the project on our own until the resource is sufficiently defined at a level that is capable of supporting at least 30 MW and Nevada Power Company has received regulatory approval to acquire its 50 percent ownership interest. Following Nevada Power Company’s acquisition of its 50 percent interest, we will continue to develop the project on behalf of the owners. If the development results in a resource that cannot support at least 30 MW, the parties are not obligated to close the acquisition and we may continue to develop the project by ourselves. Under the JOA each party will own a 50 percent undivided interest in the project as tenants-in-common. To acquire its project interest, Nevada Power Company will pay 50 percent of the costs expended to the closing date of the acquisition plus a fee. Drilling, construction, and operating and maintenance (O&M) costs going forward will be governed by the JOA and separate Drilling Services, EPC and O&M agreements.

•	To enable the JOA closing, the parties will amend an existing power purchase agreement to reflect the joint ownership of the project. Each party will be entitled to 50 percent of the production tax credit or 50 percent of the investment tax credit, as applicable. The JOA and the amended agreement were approved by the Public Utilities Commission of Nevada (PUCN) in July 2008.

•	In March 2008, we entered into an EPC contract with Nevada Power Company for a 6 MW REG power plant in the Goodsprings area, approximately 35 miles south of Las Vegas, Nevada. The project is subject to a notice to proceed and is scheduled to be completed in 2010.

•	In March 2008, the California Public Utilities Commission approved a new 20-year power purchase agreement that we entered into in June 2007 with Southern California Edison Company for the sale of 50 MW of energy to be produced from the North Brawley project, which we are currently constructing in Imperial County, California. The power purchase agreement includes an option to increase the capacity of the plant and the amount of energy to be sold up to 100 MW at our discretion. We estimate that the North Brawley project will come on line by the end of 2008.

•	In March 2008, the PUCN approved the agreement we reached in May 2007 with Sierra Pacific Power Company and Nevada Power Company, the purchasers of electricity generated by our existing and planned geothermal power projects in Nevada, regarding certain amendments to the power purchase agreements for a number of our existing geothermal projects in operation and some of our geothermal projects under development and construction. These amendments (i) provided for a mechanism to share production tax credits

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

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. For example, several federal and state climate change proposals are being considered or were recently past, such as the Lieberman-Warner Climate Security Act (S. 2191), which was approved by the United States Senate Environment and Public Works Committee on December 5, 2007, and the California Global Warming Solutions Act of 2006 (the Act), which was signed into law in September 2006. The Act regulates most sources of greenhouse gas emissions and is expected to result in a reduction of carbon emissions to 1990 levels by 2020, representing a twenty-five percent reduction in greenhouse gas emissions. In addition to California, sixteen other states have set greenhouse gas emissions targets (Arizona, Connecticut, Florida, Hawaii, Illinois, Massachusetts, Maine, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Vermont and Washington). Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. Although it is currently hard to quantify the direct economic benefit of these efforts to reduce greenhouse gas emissions, we believe they will prove advantageous to us.

•	Outside of the United States, we expect that a variety of governmental initiatives, will create new opportunities for the development of new projects, as well as create additional markets for our remote power units and other products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements. We also intend to continue to pursue growth in our recovered energy business.

•	We expect competition from the wind and solar power generation industry to continue. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will emerge as the preferred source of renewable energy.

•	We expect increased competition from new entrants to the geothermal industry, both in the power generation space and in the lease of geothermal resources. While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new power purchase agreements and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. The tax subsidy is a “production tax credit”, which in 2007 was 2.0 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2008. Bills to extend the production tax credit were introduced in both the House and Senate in the current legislative session. However, as of the date of this quarterly report the production tax credit has not been extended beyond December 31, 2008. The Company believes that the investment tax credit, which is not subject to the sunset provision applicable to the production tax credit, will partially offset the impact of the discontinuation of production tax credits. In addition, several of the Company’s power purchase agreements contain better pricing terms in the event production tax credits are no longer available.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policy Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of their respective existing power purchase agreements, which could have an adverse effect on our revenues.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacturing and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are relatively predictable as they are derived from the sale of electricity from our power plants pursuant to long-term power purchase agreements. However, such revenues are subject to seasonal variations, as more fully described below in the section entitled “Seasonality”. Electricity Segment revenues may also be affected by higher-than-average ambient temperatures, which could cause a decrease in the generating capacity of our power plants, and by unplanned major maintenance activities related to our power plants.

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

The lease income related to the Puna lease transactions, which are accounted for as operating leases, is included as a separate line item in our Electricity Segment revenues (See “Liquidity and Capital Resources”). For management purposes, we analyze such revenue on a combined basis with other revenues in our Electricity Segment.

As required by Emerging Issues Task Force (EITF) Issue No. 01-8, Determining Whether an Arrangement Contains a Lease, we have assessed all of our power purchase agreements agreed to, modified or acquired in business combinations on or after July 1, 2003, and concluded that all such agreements contain a lease element requiring lease accounting. Accordingly, revenue related to the lease element of the agreements is presented as “lease portion of energy and capacity” revenue, with the remaining revenue related to the production and delivery of the energy presented as “energy and capacity” revenue in our consolidated financial statements. As the lease revenue and the energy and capacity revenues are derived from the same arrangement and both fall within our Electricity Segment, we analyze such revenues, and related costs, on a combined basis for management purposes.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Six Months		Three Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues
Electricity Segment	$61,774	$55,360	$121,293	$99,018	77.0%	65.9%	81.1%	67.9%
Products Segment	18,447	28,692	28,315	46,781	23.0	34.1	18.9	32.1

Total	$80,221	$84,052	$149,608	$145,799	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended June 30, 2008, 80.8% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 83.0% for the same period in 2007. For the six months ended June 30, 2008, 81.4% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 80.9% for the same period in 2007.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Six Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007

United States	$49,861	$45,966	$98,763	$80,154	80.8%	83.0%	81.4%	80.9%
Foreign	11,837	9,394	22,530	18,864	19.2	17.0	18.6	19.1

Total	$61,698	$55,360	$121,293	$99,018	100.0%	100.0%	100.0%	100.0%

For the three months ended June 30, 2008, 40.5% of our revenues attributable to our Products Segment were generated in the United States, as compared to 27.2% for the same period in 2007. For the six months ended June 30, 2008, 26.4% of our revenues attributable to our Products Segment were generated in the United States, as compared to 35.3% for the same period in 2007.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison, the Heber 1 and 2 projects, the Mammoth project and the Ormesa project and the prices that will be paid for the electricity under the power purchase agreement for the North Brawley project are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna project are tied to the price of oil. Accordingly, our revenues for that project, which accounted for approximately 16.5% of our total revenues for the three months ended June 30, 2008, may be volatile.

Breakdown of Cost of Revenues

  Electricity Segment

The principal cost of revenues attributable to our operating projects include operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna lease transactions is included as a separate line item in our Electricity Segment cost of revenues (See “Liquidity and Capital Resources”). For management purposes we analyze such costs on a combined basis with other cost of revenues in our Electricity Segment.

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the six months ended June 30, 2008, royalties constituted approximately 5.3% of the Electricity Segment revenues, compared to approximately 4.2% for the same period in 2007.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of June 30, 2008 increased to $137.8 million from $60.7 million as of December 31, 2007. This increase is principally due to the $149.7 million of net proceeds from our sale of 3,100,00 shares of common stock to Lehman Brothers in a block trade in May 2008 at a price of $48.36 per share (net of underwriters fees and commissions), the $33.3 million net proceeds from our unregistered sale of 693,750 shares to our parent at a price of $48.02 per share on January 8, 2008, the $63.1 million net proceeds from the second closing of the OPC tax monetization transaction, and the $49.6 million derived from operating activities in the first half of 2008. The increase in our cash resources was partially offset by our use during the first half of 2008 of $177.9 million of cash resources to fund capital expenditures and $33.6 million to repay long-term debt to our parent and to third parties. In addition, we have $3.1 million and $2.8 million of marketable securities as of June 30, 2008 and December 31, 2007, respectively, classified as non-current assets. This classification is due to failed auctions in the fourth quarter of 2007 of certain auction rate securities in our portfolio, as described below in the section entitled “Exposure to Market Risks”. We also have access to $160.0 million of corporate borrowing capacity under existing lines of credit with different commercial banks, as described below in the section entitled “Liquidity and Capital Resources”.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except		(in thousands, except
	per share data)		per share data)

Statements of Operations Historical Data:
Revenues:
Electricity Segment	$61,774	$55,360	$121,293	$99,018
Products Segment	18,447	28,692	28,315	46,781

	80,221	84,052	149,608	145,799

Cost of revenues:
Electricity Segment	41,506	35,328	80,182	75,050
Products Segment	15,704	24,214	23,754	40,138

	57,210	59,542	103,936	115,188

Gross margin:
Electricity Segment	20,268	20,032	41,111	23,968
Products Segment	2,743	4,478	4,561	6,643

	23,011	24,510	45,672	30,611
Operating expenses:
Research and development expenses	785	1,061	1,481	1,765
Selling and marketing expenses	2,020	3,822	5,539	5,808
General and administrative expenses	5,925	5,162	11,952	10,909

Operating income	14,281	14,465	26,700	12,129

Other income (expense):
Interest income	1,052	1,621	2,098	3,036
Interest expense	(2,867)	(7,070)	(6,470)	(14,852)
Foreign currency translation and transaction gains (losses)	(1,359)	41	(1,542)	(675)
Impairment of auction rate securities	—	—	(328)	—
Other non-operating income (expense)	309	(4)	349	348

Income (loss) before income taxes, minority interest and equity in income of investees	11,416	9,053	20,807	(14)
Income tax benefit (provision)	(2,613)	(1,992)	(4,684)	3
Minority interest	2,950	305	5,155	305
Equity in income of investees	408	1,181	947	2,412

Net income	$12,161	$8,547	$22,225	$2,706

Earnings per share — basic and diluted	$0.28	$0.22	$0.52	$0.07

Weighted average number of shares used in computation of earnings per share:
Basic	43,828	38,123	42,995	38,116

Diluted	43,978	38,255	43,127	38,248

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Statements of Operations Percentage Data:
Revenues:
Electricity Segment	77.0%	65.9%	81.1%	67.9%
Products Segment	23.0	34.1	18.9	32.1

	100.0	100.0	100.0	100.0

Cost of revenues:
Electricity Segment	67.2	63.8	66.1	75.8
Products Segment	85.1	84.4	83.9	85.8

	71.3	70.8	69.5	79.0

Gross margin:
Electricity Segment	32.8	36.2	33.9	24.2
Products Segment	14.9	15.6	16.1	14.2

	28.7	29.2	30.5	21.0
Operating expenses:
Research and development expenses	1.0	1.3	1.0	1.2
Selling and marketing expenses	2.5	4.5	3.7	4.0
General and administrative expenses	7.4	6.1	8.0	7.5

Operating income	17.8	17.2	17.8	8.3

Other income (expense):
Interest income	1.3	1.9	1.4	2.1
Interest expense	(3.6)	(8.4)	(4.3)	(10.2)
Foreign currency translation and transaction gains (losses)	(1.7)	0.0	(1.0)	(0.5)
Impairment of auction rate securities	0.0	0.0	(0.2)	0.0
Other non-operating income (expense)	0.4	0.0	0.2	0.2

Income (loss) before income taxes, minority interest and equity in income of investees	14.2	10.8	13.9	(0.0)
Income tax benefit (provision)	(3.3)	(2.4)	(3.1)	0.0
Minority interest	3.7	0.4	3.4	0.2
Equity in income of investees	0.5	1.4	0.6	1.7

Net income	15.2%	10.2%	14.9%	1.9%

Comparison of the Three Months Ended June 30, 2008 and the Three Months Ended June 30, 2007

Total Revenues

Total revenues for the three months ended June 30, 2008 were $80.2 million, as compared with $84.1 million for the three months ended June 30, 2007, which represented a 4.6% decrease in total revenues. This decrease is attributable to our Products Segment whose revenues decreased by 35.7%, offset by an increase of 11.6% in our Electricity Segment revenues over the same period in 2007.

  Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended June 30, 2008 were $61.8 million, as compared with $55.4 million for the three months ended June 30, 2007, which represented an 11.6% increase in such revenues. This increase is primarily attributable to additional revenues of $4.0 million generated in the United States resulting from: (i) an increase in our generating capacity and energy generation in the United States from 521,380 MWh in the three months ended June 30, 2007 to 539,966 MWh in the three months ended June 30, 2008; and (ii) an increase in the energy rates in the Puna project (due to higher oil prices). The increase in Electricity Segment revenues in the second quarter of 2008 is also attributable to a net increase of $2.4 million in revenues from our international plants as a result of increased revenues generated from our Amatitlan project in Guatemala and from our Momotombo Project in Nicaragua. The increase in our United States generating capacity is mainly the result of additional generation from new power plants placed in service, offset by (i) a decrease in the generation of the Steamboat 2/3 project as a result of a shut down required to replace two turbines; and (ii) a decrease in the generation of the OREG 1 project as a result of lower than expected heat availability due to operation of the compressor stations at a lower than expected load. The shut down of the Steamboat 2/3 project continues in the third quarter of 2008 in order to replace two additional turbines.

  Products Segment

Revenues attributable to our Products Segment for the three months ended June 30, 2008 were $18.4 million, as compared with $28.7 million for the three months ended June 30, 2007, which represented a 35.7% decrease in such revenues. This decrease is principally attributable to last year’s lower products backlog due to volatility and the timing of our reciept of purchase orders, and the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2008 was $57.2 million, as compared with $59.5 million for the three months ended June 30, 2007, which represented a 3.9% decrease in total cost of revenues. The decrease is attributable to decreased costs in our Products Segment, offset by an increase in costs in our Electricity Segment, as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2008 was 71.3% compared with 70.8% for the same period in 2007.

  Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2008 was $41.5 million, as compared with $35.3 million for the three months ended June 30, 2007, which represented a 17.5% increase in total cost of revenues for such segment. This increase from the same period last year is due to: (i) project timing issues that deferred a portion of our project maintenance costs from the first quarter to the second quarter of 2008 ; (ii) costs relating to new projects placed into service (including depreciation); and (iii) increase in labor and materials costs in existing plants. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2008 was 67.2% compared with 63.8% for the three months ended June 30, 2007.

  Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended June 30, 2008 was $15.7 million, as compared with $24.2 million for the three months ended June 30, 2007, which represented a 35.1% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in our product revenues, as described above, as well as to a different product mix. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the three months ended June 30, 2008 was 85.1% as compared with 84.4% for the three months ended June 30, 2007. Our costs as a percentage of total revenues for this segment were only partially impacted by the reduced revenues during the second quarter of 2008 because of increased manufacturing and construction activities for our own projects, relying less on subcontracts.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2008 were $0.8 million, as compared with $1.1 million for the three months ended June 30, 2007, which represented a 26.0% decrease. Such increase reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2008 were $2.0 million, as compared with $3.8 million for the three months ended June 30, 2007, which represented a 47.1% decrease. The decrease was due primarily to a decrease in Products Segment revenues. Selling and marketing expenses for the three months ended June 30, 2008 constituted 2.5% of total revenues for such period, as compared with 4.5% for the three months ended June 30, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 were $5.9 million, as compared with $5.2 million for the three months ended June 30, 2007, which represented a 14.8% increase. Such increase is attributable to an increase in personnel expenses due in part to the devaluation of the U.S. dollar. General and administrative expenses for the three months ended June 30, 2008 increased to 7.4% of total revenues for such period, from 6.1% for the three months ended June 30, 2007.

Operating Income

Operating income for the three months ended June 30, 2008 was $14.3 million, as compared with $14.5 million for the three months ended June 30, 2007. Operating income attributable to our Electricity Segment for the three months ended June 30, 2008 was $14.1 million, as compared with $14.2 million for the three months ended June 30, 2007. Operating income attributable to our Products Segment for the three months ended June 30, 2008 was $0.2 million, as compared with $0.3 million for the three months ended June 30, 2007.

Interest Income

Interest income for the three months ended June 30, 2008 was $1.1 million, as compared with $1.6 million for the three months ended June 30, 2007, which represented a 35.1% decrease. The $0.6 million decrease is primarily due to a decrease in interest rates payable on liquid investments.

Interest Expense

Interest expense for the three months ended June 30, 2008 was $2.9 million, as compared with $7.1 million for the three months ended June 30, 2007, which represented a 59.4% decrease. The $4.2 million decrease is primarily due to principal repayments and to an increase of $3.3 million in interest capitalized to projects as a result of increased projects under construction.

Income Taxes

Income tax provision for the three months ended June 30, 2008 was $2.6 million as compared with $2.0 million for the three months ended June 30, 2007. The effective tax rate for the three months ended June 30, 2008 and 2007 was 22.9% and 22.0%, respectively.

Minority interest

Minority interest for the three months ended June 30, 2008 and 2007 includes income of $3.0 million, and $0.3 million, respectively, from the sale of limited liability company interests in OPC to institutional equity investors in June 2007 and in April 2008.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended June 30, 2008 was $0.4 million, as compared with $1.2 million for the three months ended June 30, 2007. On

September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. (Leyte) transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although this transfer reduced our owned foreign generation capacity by 39 MW, with a commensurate impact on equity in income of investees and net income. Our equity in income of investees for the three months ended June 30, 2008 includes an immaterial loss from Leyte, while in the three months ended June 30, 2007 we had $0.9 million of income from Leyte.

Net Income

Net income for the three months ended June 30, 2008 was $12.2 million, as compared with $8.5 million for the three months ended June 30, 2007, which represents an increase of 42.3%. Such increase in net income was principally attributable to: (i) a $4.2 million decrease in interest expense; and (ii) a $2.6 million increase in minority interest as described above. This was partially offset by: (i) a $0.6 million increase in income tax provision; (ii) a $0.6 million decrease in interest income; (iii) a $1.4 million increase in foreign currency translation and transaction losses; and (iv) a $0.8 million decrease in equity in income of investees. Net income for the three months ended June 30, 2008 and 2007 each includes stock-based compensation related to stock options of $1.0 million.

Comparison of the Six Months Ended June 30, 2008 and the Six Months Ended June 30, 2007

Total Revenues

Total revenues for the six months ended June 30, 2008 were $149.6 million, as compared with $145.8 million for the six months ended June 30, 2007, which represented a 2.6% increase in total revenues. This increase is attributable to our Electricity Segment whose revenues increased by 22.5%, offset by a decrease of 39.5% in our Products Segment revenues over the same period in 2007.

    Electricity Segment

Revenues attributable to our Electricity Segment for the six months ended June 30, 2008 were $121.3 million, as compared with $99.0 million for the six months ended June 30, 2007, which represented a 22.5% increase in such revenues. This increase is primarily attributable to additional revenues of $18.6 million generated in the United States resulting from (i) an increase in our generating capacity and energy generation in the United States from 958,505 MWh in the six months ended June 30, 2007 to 1,112,454 MWh in the six months ended June 30, 2008; and (ii) an increase in the energy rates in the Puna project (due to higher oil prices) and in our Standard Offer #4 power purchase agreements payable by Southern California Edison. The increase in Electricity Segment revenues in the first half of 2008 is also attributable to a net increase of $3.7 million in revenues from our international plants as a result of revenues generated from our Amatitlan project in Guatemala and from our Momotombo in Nicaragua. The increase in our United States generating capacity is mainly the result of additional generation from new power plants placed in service, as well as the enhanced performance of our existing power plants, offset by a decrease in the generation of the Steamboat 2/3 project as a result of a shut down required to replace two turbines and a decrease in the generation of the OREG 1 project as a result of lower than expected heat availability due to operation of the compressor stations at a lower than expected load.

    Products Segment

Revenues attributable to our Products Segment for the six months ended June 30, 2008 were $28.3 million, as compared with $46.8 million for the six months ended June 30, 2007, which represented a 39.5% decrease in such revenues. This decrease is principally attributable to last year’s lower products backlog, due to volatility and timing of our reciept of purchase orders, and the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2008 was $103.9 million, as compared with $115.2 million for the six months ended June 30, 2007, which represented a 9.8% decrease in total cost of revenues. The decrease is attributable to decreased costs in our Products Segment, offset by an increase in our Electricity Segment, as discussed below. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2007 was 69.5% as compared with 79.0% for the same period in 2007.

    Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2007 was $80.2 million, as compared with $75.1 million for the six months ended June 30, 2007, which represented a 6.8% increase in total cost of revenues for such segment. The increase in our costs in this segment during the first half of 2008 over the same period in 2007 reflects: (i) costs relating to new and enhanced projects placed into service (including depreciation); and (ii) an increase in labor and materials costs in existing plants. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2008 was 66.1% compared with 75.8% for the six months ended June 30, 2007.

    Products Segment

Total cost of revenues attributable to our Products Segment for the six months ended June 30, 2008 was $23.8 million, as compared with $40.1 million for the six months ended June 30, 2007, which represented a 40.8% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in our product revenues, as described above, as well as to a different product mix. This decrease was partially offset by an increase in labor, material, construction and transportation costs, as well as costs resulting from the devaluation of the U.S. dollar. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the six months ended June 30, 2008 was 83.9% as compared with 85.8% for the six months ended June 30, 2007. Our costs as a percentage of total revenues for this segment were not negatively impacted by the reduced revenues during the first quarter of 2008 because of increased manufacturing and construction activities for our own projects, relying less on subcontracts.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2008 were $1.5 million, as compared with $1.8 million for the six months ended June 30, 2007, which represented a 16.1% decrease. Such decrease reflects fluctuations in the period in which actual expenses were incurred.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2008 were $5.5 million, as compared with $5.8 million for the six months ended June 30, 2007, which represented a 4.6% decrease. The decrease was due primarily the decrease in Products Segment revenues. Selling and marketing expenses for the six months ended June 30, 2008 constituted 3.7% of total revenues for such period, as compared with 4.0% for the six months ended June 30, 2007.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 were $12.0 million, as compared with $10.9 million for the six months ended June 30, 2007, which represented a 9.6% increase. Such increase is attributable to an increase in personnel expenses due in part to the devaluation of the U.S. dollar. General and administrative expenses for the six months ended June 30, 2008 increased to 8.0% of total revenues for such period, from 7.5% for the six months ended June 30, 2007.

Operating Income

Operating income for the six months ended June 30, 2008 was $26.7 million, as compared with $12.1 million for the six months ended June 30, 2007. Such increase in operating income was principally attributable to an increase in the gross margin in our Electricity Segment due to the significant increase in revenues during the first half of 2008, as described above. Operating income attributable to our Electricity Segment for the six months ended June 30, 2008 was $26.6 million, as compared with

$12.6 million for the six months ended June 30, 2007. Operating income attributable to our Products Segment for the six months ended June 30, 2008 was $0.1 million, as compared with an operating loss of $0.5 million for the six months ended June 30, 2007.

Interest Income

Interest income for the six months ended June 30, 2008 was $2.1 million, as compared with $3.0 million for the six months ended June 30, 2007, which represented a 30.9% decrease. The $0.9 million decrease is primarily due to a decrease in interest rates payable on liquid investments.

Interest Expense

Interest expense for the six months ended June 30, 2008 was $6.5 million, as compared with $14.9 million for the six months ended June 30, 2007, which represented a 56.4% decrease. The $8.4 million decrease is primarily due to principal repayments and to an increase of $5.6 million in interest capitalized to projects as a result of increased projects under construction.

Impairment of Auction Rate Securities

In the six months ended June 30, 2008, we recorded $0.3 million of impairment as a result of an other-than-temporary decline in the value of certain auction rate securities. See also Note 6 to our condensed consolidated financial statements.

Income Taxes

Income tax provision for the six months ended June 30, 2008 was $4.7 million as compared with $3,000 income tax benefit for the six months ended June 30, 2007. The effective tax rate for the six months ended June 30, 2008 and 2007 was 22.5% and 21.4%, respectively.

Minority interest

Minority interest for the six months ended June 30, 2008 and 2007 includes income of $5.2 million, and $0.3 million, respectively, from the sale of limited liability company interests in OPC to institutional equity investors in June 2007 and in April 2008.

Equity in Income of Investees

Our participation in the income generated from our investees for the six months ended June 30, 2008 was $1.0 million, as compared with $2.4 million for the six months ended June 30, 2007. On September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. (Leyte) transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although going forward this will reduce our owned foreign generation capacity by 39 MW with a commensurate impact on equity in income of investees and net income. Our equity in income of investees for the six months ended June 30, 2008 includes an immaterial loss from Leyte, while in the six months ended June 30, 2007 we had $1.7 million of income from Leyte.

Net Income

Net income for the six months ended June 30, 2008 was $22.2 million, as compared with $2.7 million for the six months ended June 30, 2007, which represents an increase of 721.3%. Such increase in net income was principally attributable to: (i) an increase in our operating income of $14.6 million; (ii) an $8.4 million decrease in interest expense; and (iii) a $4.9 million increase in minority interest as described above. This was partially offset by: (i) a $4.7 million increase in income tax provision; (ii) a $1.5 million decrease in equity in income of investees; (iii) a $0.9 million decrease in interest income; and (iv) a $0.9 million increase in foreign currency translation and transaction losses. Net income for the six months ended June 30, 2008 includes stock-based compensation related to stock options of $2.1 million as compared with $1.6 million for the six months ended June 30, 2007.

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

As of June 30, 2008, we have access to the following sources of funds: (i) $137.8 million in cash and cash equivalents; and (ii) $160.0 million of corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the rest of 2008 include approximately $272.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $32.2 million for debt repayment (including to our parent).

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (iv) future project financing and refinancing; and (v) potential future tax monetization transactions. Our management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on January 31, 2006, provides us with the ability to raise additional capital of up to $470 million through the issuance of securities.

Issuance of stock

As described in “Recent Developments”, on January 8, 2008, we completed an unregistered sale of 693,750 shares of common stock to our parent at a price of $48.02 per share. The proceeds from this unregistered sale were approximately $33.3 million.

As described in “Recent Developments”, on May 14, 2008, we completed a sale of 3,100,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $48.36 per share (net of underwriting fees and commissions), under our shelf registration statement filed in early 2006. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $149.7 million.

The proceeds from these sales are being used for general corporate purposes, which may include construction of geothermal and recovered energy generation power plants and other investments and financing activities.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% in dollars, which represents a rate of 7.5% per annum. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of June 30, 2008, the outstanding balance of the loan was approximately $41.2 million compared to $57.8 million, as of December 31, 2007.

Third Party Debt

Our third party debt is composed of two principal categories. The first category consists of project finance debt or acquisition financing that we or our subsidiaries have incurred for the purpose of developing and constructing, refinancing or acquiring our various projects, which are described under the heading “Non-Recourse and Limited-Recourse Third Party Debt”. The second category consists of debt incurred by us or our subsidiaries for general corporate purposes, which are described under the heading “Full-Recourse Third Party Debt”.

Non-Recourse and Limited-Recourse Third Party Debt

  OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2008, we were in compliance with the covenants under the OrCal Senior Secured Notes. As of June 30, 2008, there were $126.8 million of OrCal Senior Secured Notes outstanding.

  Ormat Funding Senior Secured Notes — Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2008, we were in compliance with the covenants under the OFC Senior Secured Notes. As of June 30, 2008, there were $161.0 million of OFC Senior Secured Notes outstanding.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The first loan from IFC, of which $5.3 million was outstanding as of June 30, 2008, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, was fully repaid on May 15, 2008. The loan from CDC, of which $5.5 million was outstanding as of June 30, 2008, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of June 30, 2008, Orzunil is in compliance with the covenants under these senior loans.

  Credit Facility Agreement (The Momotombo project) — Limited Recourse

Ormat Momotombo Power Company (Momotombo), a wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, of which $6.9 million was outstanding as of June 30, 2008, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and

3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders.

Due to a failure of a turbine that was not manufactured by Ormat, the Momotombo project had not been in full operation from June 2007 through October 2007. As a result, Momotombo did not meet the “debt service coverage ratio” required at December 31, 2007, and therefore, distributions from the project are restricted. The turbine has been repaired and the power plant returned to full operation in November 2007.

In October 2007, Momotombo reached an agreement with Bank Hapoalim, pursuant to which Bank Hapoalim allowed Momotombo to use the funds in the “Debt Service Reserve Account” for the repair of the damaged turbine. As a result, Momotombo does not comply with the required “Debt Service Reserve Account”. In accordance with the terms of the credit facility, Momotombo has a 180-day period to replenish the “Debt Service Reserve Account”. On February 24, 2008, Bank Hapoalim granted Momotombo an extension to replenish the “Debt Service Reserve Account” until August 31, 2009. As the power plant recently returned to full operation, we believe that Momotombo will comply with the “Debt Service Reserve Account” covenant before August 31, 2009.

New financing of our projects

  Financing of the Amatitlan Project

We intend to refinance our equity investment in the construction of the Amatitlan project in Guatemala. We terminated the exclusivity of the mandate letter with a bank in Guatemala and are currently in discussions with other financial institutions.

  Financing of Phase II of Olkaria III Project

We have engaged a financial institution that is leading a syndicate for the purpose of arranging long term financing for the Olkaria III project in Kenya. We are in the process of preparing the documentation for the financing.

Full-Recourse Third Party Debt

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

As of June 30, 2008, six letters of credit in the amount of $12.7 million remained issued and outstanding under this credit agreement with UBOC.

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

As of June 30, 2008 and as of the date of this report, no loans or letters of credits were outstanding under such credit agreements.

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

Bank Leumi and Bank Hapoalim have issued such performance letters of credit in favor of our customers from time to time. As of June 30, 2008, Bank Leumi and Bank Hapoalim have agreed to make available to us letters of credit totaling $10.9 million and $23.0 million, respectively. As of such date, Bank Leumi and Bank Hapoalim have issued letters of credit in the amount of $10.9 million and $13.0 million, respectively.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with UBOC and four other commercial banks as described above under “Full-Recourse Third Party Debt”. As of June 30, 2008, six letters of credit in the amount of $12.7 million remained issued and outstanding under the UBOC credit agreement.

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

On April 17, 2008, a second closing of the transaction was concluded. Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $63.1 million, net of transaction costs.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 11 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.8 million as of June 30, 2008. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date

November 7, 2006	$0.04	November 30, 2006	December 13, 2006
February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008
May 6, 2008	$0.05	May 20, 2008	May 27, 2008
August 5, 2008	$0.05	August 19, 2008	August 29, 2008

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Six Months Ended June 30,
	2008	2007
	(in thousands)

Net cash provided by operating activities	$49,624	$14,682
Net cash used in investing activities	(167,377)	(38,882)
Net cash provided by financing activities	208,293	28,850
Net increase in cash and cash equivalents	90,540	4,650

  For the six months ended June 30, 2008

Net cash provided by operating activities for the six months ended June 30, 2008 was $49.6 million, as compared with $14.7 million for the six months ended June 30, 2007. Such net increase of $34.9 million resulted primarily from (i) the increase in net income to $22.2 million in the six months ended June 30, 2008, as compared with $2.7 million in the six months ended June 30, 2007, mainly as a result of the increase in gross margin, as described above, and (ii) an increase of $10.6 million in billings in excess of costs and estimated earnings on uncompleted contracts, in the six months ended June 30, 2008, as compared to $2.2 million in the six months ended June 30, 2007.

Net cash used in investing activities for the six months ended June 30, 2008 was $167.4 million, as compared with $38.9 million for the six months ended June 30, 2007. The principal factors that affected our cash flow used in investing activities during the six months ended June 30, 2008 were capital expenditures of $177.9 million, primarily for our facilities under construction, and a $3.1 million increase in restricted cash, cash equivalents and marketable securities, offset by a $12.6 million decrease in marketable securities. The principal factors that affected our cash flow used in investing activities during the six months ended June 30, 2007 were capital expenditures of $69.4 million, primarily for our power facilities under construction and a $17.9 million increase in restricted cash, cash equivalents and marketable securities, offset by a $48.5 million decrease in marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2008 was $208.3 million, as compared with $28.9 million for the six months ended June 30, 2007. The principal factors that affected the cash flow provided by financing activities during the six months ended June 30, 2008 were: (i) the net proceeds of $149.7 million from the sale of 3,100,000 shares in a block trade; (ii) the $33.3 million net proceeds from our sale of 693,750 shares to our parent; and (iii) the $63.1 million in net proceeds received from the institutional equity investors in OPC for the transfer of the Galena 3 geothermal project to OPC, relating to the second closing of the OPC tax monetization transaction, offset by: (i) the repayment of long-term debt in the amount of $17.0 million, (ii) the repayment of debt to our parent in the amount of $16.6 million; and (iii) the payment of a dividend to our shareholders in the amount of $4.4 million. The principal factors that affected the cash flow provided by financing activities during the six months ended June 30, 2007 were $69.6 million in net proceeds from the sale of OPC interest relating to the OPC tax monetization transaction, offset by the repayment of long-term debt in the amount of $19.9 million, the repayment of debt to our parent in the amount of $16.6 million, and the payment of a dividend to our shareholders in the amount of $4.6 million.

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

Phase II of the Olkaria III Project.  In connection with Phase II of the Olkaria III 35 MW project, we have completed the drilling of the wells. Construction work is at an advanced stage and the majority of the power plant equipment is on site. We expect the construction to be completed during the fourth quarter.

Puna Project.  An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of an OEC unit. We expect that such enhancement program will be completed in 2009. We have not yet entered into a power purchase agreement for the supply of energy from this planned addition.

North Brawley Project.  The North Brawley project will deliver approximately 50 MW of power generation under an existing power purchase agreement with Southern California Edison. Construction work and drilling activity are at an advanced stage and the majority of the power plant equipment has arrived at the site. We expect the construction to be completed by the end of 2008.

OREG 2 Project.  In connection with the OREG 2 recovered energy project, we plan to construct four power plants along the Northern Border natural gas pipeline. Each of the four facilities will have a net capacity of 5.5 MW. We started the construction of two facilities, which will be completed by the end of 2008 or early 2009. The other two facilities are scheduled to be completed by the end of 2009.

GDL Project.?We are constructing a 10 MW power plant, located in Kawerau, New Zealand. We have a 49% ownership interest in the project and have an option to acquire the remaining 51% before the completion of construction. Completion of this project is expected in the second half of 2008.

Peetz Project.  In connection with the Peetz recovered energy project, we started the construction of the 4 MW power plant along a natural gas pipeline near Denver, Colorado. The facility is scheduled to be commissioned in mid-2009.

East Brawley.  We plan to construct and have begun manufacturing equipment and exploration drilling for an additional 50 MW power plant in the Brawley known geothermal resource area in Imperial County, California, adjacent to the North Brawley project. Completion of the project is projected for the end of 2009.

GRE Project.  We are developing a 5.3 MW recovered energy generation project for Great River Energy, which will be located along the Northern Boarder pipeline in Martin County, Minnesota. We recently signed a 20-year power purchase agreement with Great River Energy. We expect this facility to be commissioned in late 2009 or early 2010.

We have budgeted approximately $644 million for the projects described above and have invested approximately $245 million of such budget as of June 30, 2008, and expect to invest approximately $211 million in the rest of 2008.

In addition to the above projects, our operating projects have capital expenditure requirements for the rest of 2008 of approximately $24 million. We plan to start other construction and enhancement of additional projects, and we have various leases for geothermal resources, in which we have started exploration activity, for a total investment amount of approximately $57 million for the rest of 2008 and 2009, and we also plan to invest approximately $15 million in machinery and equipment, including drilling equipment in the rest of 2008.

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

As of June 30, 2008, 98.0% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 2.0% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of June 30, 2008, $6.9 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities, commercial paper and auction rate securities (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

We account for our investment in marketable securities in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities. All of our investments in marketable securities (including marketable securities which are part of restricted cash accounts) are treated as “available-for-sale” under SFAS No. 115. Our marketable securities include auction rate securities and commercial paper.

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However because we classify our debt securities as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Should interest rates fluctuate by 10 percent, the value of our marketable securities as of June 30, 2008 would not have changed significantly, since most of our investment in marketable securities are short-term or bearing variable interest rates, but our interest income would have changed by approximately $0.2 million for the six months ended June 30, 2008.

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

In the fourth quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. While we continue to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. We concluded that the fair value of these auction rate securities at June 30, 2008 and December 31, 2007 was $7.5 million and $8.4 million, respectively, a decline of $3.7 million and $2.8 million, respectively, from par value of $11.2 million. Of this amount, $1.4 million and $0.8 million as of June 30, 2008 and December 31, 2007, respectively, was deemed temporary, as we believe the decline in market value is due to general market conditions. Based upon our evaluation of available information, we believe these investments generally are of high credit quality, as substantially all of the investments carry a AA credit. In addition, we currently have the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, we have recorded an unrealized loss on these securities of $0.6 million in the six months ended June 30, 2008 and $0.8 million in the year ended December 31, 2007 in other comprehensive loss. We concluded that an amount of $0.3 million in the six months ended June 30, 2008, and $2.0 million in the year ended December 31, 2007 of the decline was other-than-temporary and recorded impairment charges for these amounts. Our conclusion for the other than temporary impairment is based on the significant decline in fair value indicated for a certain investment.

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

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Southern California Edison, Hawaii Electric Light Company and Sierra Pacific Power Company. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 30.7% and 29.4% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and 30.5% and 27.4% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounts for 16.5% and 12.0% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and 18.6% and 13.5% of our total revenues for the six months ended June 30, 2008 and 2007, respectively.

Sierra Pacific Power Company accounted for 10.2% and 7.5% of our total revenues for the three months ended June 30, 2008 and 2007, respectively, and 11.1% and 8.7% of our total revenues for the six months ended June 30, 2008 and 2007, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim approximately 10% of the cost of each new geothermal power plant in the United States as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a “production tax credit”, which in 2007 was 2.0 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed on the electricity output of new geothermal power plants put into service by December 31, 2008. Credit may be claimed for ten years on the output from any new geothermal power plants put into service prior to December 31, 2008. The owner of the project must choose between the production tax credit and the 10% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the production tax credit or the investment credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost maybe deducted in the first few years than during the remainder of the depreciation period. If we claim the investment credit, our “tax base” in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim a production tax credit; there is no reduction in the tax basis for depreciation.

Our subsidiary, Ormat Systems, received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for the period from July 1, 2004 to June 30, 2006, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for the period from January 1, 2007 to December 31, 2008, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arms length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, Ormat Systems is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed, with the remainder to be claimed in the second year. Under the provisions of certain tax regulations published in Israel in July 2008, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 50% on machinery and equipment acquired from June 1, 2008 to May 31, 2009 and placed in service at the later of six months after acquisition or before May 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

  a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the three months period ended June 30, 2008 other than as described below.

On April 26, 2008, our Nicaraguan subsidiary, Ormat Momotombo Power Company (OMPC), received notice of an administrative order issued by the Ministry of Natural Resources and Environment of Nicaragua (MARENA) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The order was issued following an administrative hearing in the first instance at which OMPC was found liable for the environmental and other infractions. OMPC appealed the order to MARENA. OMPC’s appeal was denied on July 15, 2008, and OMPC was sanctioned with a nominal fine. The order and denial of appeal by MARENA are subject to further appeal in the Nicaraguan judicial courts and we intend to pursue the judicial appeal process. In addition, this dispute is subject to the dispute resolution provisions contained in the Foreign Investment Contract entered into between OMPC and the Nicaraguan government in June 1999. All penalties incurred by OMPC as a result of these violations are stayed until OMPC has exhausted the legal remedies available to it under Nicaraguan law. We disagree with the MARENA order finding OMPC liable for significant environmental infractions and intend to appeal the administrative order and otherwise defend vigorously against MARENA’s claims. If the administrative order is upheld at the end of these review processes in a final non-appealable decision, OMPC may be required to suspend indefinitely its operating activities relating to the project and implement a plan of environmental remediation. The net book value of the geothermal power plant as of June 30, 2008 is $17.0 million.

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

ITEM 1A.  RISK FACTORS

A comprehensive discussion of our risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the second fiscal quarter of 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt except as described under “Liquidity and capital resources” regarding the Bank Hapoalim credit facility.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2008, we held our Annual Meeting of Stockholders. The two directors whose terms expired at the meeting, Yoram Bronicki and Roger W. Gale, were re-elected by vote of the stockholders at such meeting. In addition, the stockholders voted to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditor for fiscal year 2008.

The results of the votes were as follows:

		Votes Against/		Broker
Proposal	Votes For	Withheld	Abstentions	Non-Vote

Election of Director Yoram Bronicki	34,817,346	487,571	None	None
Election of Director Roger W. Gale	34,893,337	411,580	None	None
Ratification of appointment of PricewaterhouseCoopers LLP	35,256,819	46,795	1,302	None

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.18	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1.18 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

Date: August 5, 2008	By:	/s/ JOSEPH TENNE Name: Joseph Tenne Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (FileNo. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.18	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1.18 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.