Form 10-Q
period 2008-09-30
ORMAT TECHNOLOGIES, INC.
filed 2008-11-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 45,342,670 par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER30, 2008

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	September 30,	December 31,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$38,143	$47,227
Marketable securities	—	13,489
Restricted cash, cash equivalents and marketable securities	48,284	29,236
Receivables:
Trade	68,600	46,519
Related entity	734	385
Other	12,572	9,008
Due from Parent	1,276	253
Inventories, net	12,196	10,312
Costs and estimated earnings in excess of billings on uncompleted contracts	4,057	3,608
Deferred income taxes	1,601	1,732
Prepaid expenses and other	10,508	7,059

Total current assets	197,971	168,828
Long-term marketable securities	2,848	2,762
Restricted cash, cash equivalents and marketable securities	3,919	5,605
Unconsolidated investments	29,916	30,560
Deposits and other	19,444	15,294
Deferred income taxes	11,932	12,427
Property, plant and equipment, net	825,069	743,386
Construction-in-process	429,660	234,014
Deferred financing and lease costs, net	13,034	14,044
Intangible assets, net	45,641	47,989

Total assets	$1,579,434	$1,274,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$115,706	$75,836
Billings in excess of costs and estimated earnings on uncompleted contracts	21,371	4,818
Current portion of long-term debt:
Limited and non-recourse	6,579	7,667
Full recourse	—	1,000
Senior secured notes (non-recourse)	21,655	25,475
Due to Parent, including current portion of notes payable to Parent	32,652	31,695

Total current liabilities	197,963	146,491
Long-term debt, net of current portion:
Limited and non-recourse	9,521	14,490
Senior secured notes (non-recourse)	266,136	273,840
Notes payable to Parent, net of current portion	9,600	26,200
Deferred lease income	74,774	76,198
Deferred income taxes	25,185	20,680
Liability for unrecognized tax benefits	5,817	5,330
Liabilities for severance pay	19,104	15,201
Asset retirement obligation	14,429	13,014

Total liabilities	622,529	591,444

Minority interest	120,340	65,382

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,342,670 and 41,530,071 shares issued and outstanding, respectively	45	41
Additional paid-in capital	699,883	513,109
Retained earnings	135,037	103,545
Accumulated other comprehensive income	1,600	1,388

Total stockholders’ equity	836,565	618,083

Total liabilities and stockholders’ equity	$1,579,434	$1,274,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except per share data)
	(Unaudited)
Revenues:
Electricity:
Energy and capacity	$27,731	$23,081	$76,682	$67,481
Lease portion of energy and capacity	40,435	37,654	111,434	90,929
Lease income	671	671	2,014	2,014

Total electricity	68,837	61,406	190,130	160,424
Products	30,889	18,061	59,204	64,842

Total revenues	99,726	79,467	249,334	225,266

Cost of revenues:
Electricity:
Energy and capacity	26,135	17,184	69,085	60,969
Lease portion of energy and capacity	17,296	16,960	51,907	45,604
Lease expense	1,311	1,311	3,932	3,932

Total electricity	44,742	35,455	124,924	110,505
Products	23,730	15,046	47,484	55,184

Total cost of revenues	68,472	50,501	172,408	165,689

Gross margin	31,254	28,966	76,926	59,577
Operating expenses:
Research and development expenses	1,894	952	3,375	2,717
Selling and marketing expenses	2,647	2,043	8,186	7,851
General and administrative expenses	7,587	4,979	19,539	15,888

Operating income	19,126	20,992	45,826	33,121
Other income (expense):
Interest income	637	1,171	2,735	4,207
Interest expense:
Parent	(790)	(1,397)	(2,790)	(4,544)
Other	(6,086)	(7,074)	(18,488)	(21,119)
Less — amount capitalized	6,017	1,487	13,949	3,827
Foreign currency translation and transaction losses	(1,028)	(96)	(2,570)	(771)
Impairment of auction rate securities	(2,045)	—	(2,373)	—
Other non-operating income (expense)	(21)	247	328	595

Income before income taxes, minority interest and equity in income of investees	15,810	15,330	36,617	15,316
Income tax provision	(3,187)	(2,300)	(7,871)	(2,297)
Minority interest	2,916	1,280	8,071	1,585
Equity in income of investees	372	1,452	1,319	3,864

Net income	15,911	15,762	38,136	18,468
Other comprehensive income, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(69)	(81)	(218)	(245)
Reclassification of unrealized losses on marketable securities available-for-sale to other income (expense)	840	—	479	—
Change in unrealized gains or losses on marketable securities available-for-sale	—	(5)	(49)	(49)

Comprehensive income	$16,682	$15,676	$38,348	$18,174

Earnings per share — basic and diluted	$0.35	$0.41	$0.87	$0.48

Weighted average number of shares used in computation of earnings per share:
Basic	45,337	38,125	43,782	38,119

Diluted	45,483	38,251	43,921	38,240

Dividend per share declared	$0.05	$0.05	$0.15	$0.17

The accompanying notes are in integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
	(In thousands, except per share data)
	(Unaudited)

Balance at December 31, 2007	41,530	$41	$513,109	$103,545	$1,388	$618,083
Stock-based compensation	—	—	3,193	—	—	3,193
Cash dividend declared, $0.15 per share	—	—	—	(6,644)	—	(6,644)
Issuance of shares of common stock in a block trade transaction	3,100	3	149,652	—	—	149,655
Issuance of unregistered shares of common stock to the Parent in a private placement	694	1	33,314	—	—	33,315
Exercise of options by employees	19	—	547	—	—	547
Tax benefit on exercise of options by employees	—	—	68	—	—	68
Net income	—	—	—	38,136	—	38,136
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $136,000)	—	—	—	—	(218)	(218)
Reclassification of unrealized losses on marketable securities available-for-sale to other income (expense) (net of related tax of $294,000)	—	—	—	—	479	479
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $32,000)	—	—	—	—	(49)	(49)

Balance at September 30, 2008	45,343	$45	$699,883	$135,037	$1,600	$836,565

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$38,136	$18,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,318	37,303
Accretion of asset retirement obligation	785	864
Stock-based compensation	3,193	2,604
Amortization of deferred lease income	(2,014)	(2,014)
Minority interest	(8,071)	(1,585)
Equity in income of investees	(1,319)	(3,864)
Impairment of auction rate securities	2,373	—
Distributions from unconsolidated investments	1,317	9,736
Changes in unrealized loss in respect of derivative instruments, net	—	199
Gain on severance pay fund asset	(2,187)	(747)
Deferred income tax provision (benefit)	4,193	(1,595)
Liability for unrecognized tax benefits	487	554
Deferred revenues	590	—
Changes in operating assets and liabilities:
Receivables	(25,645)	(17,646)
Costs and estimated earnings in excess of billings on uncompleted contracts	(449)	8,230
Inventories, net	(1,884)	(3,057)
Prepaid expenses and other	(3,449)	(1,882)
Deposits and other	(946)	(85)
Accounts payable and accrued expenses	20,428	(9,711)
Due from/to related entities, net	(349)	545
Billings in excess of costs and estimated earnings on uncompleted contracts	16,553	2,788
Liabilities for severance pay	3,903	873
Due from/to Parent	(66)	3,490

Net cash provided by operating activities	89,897	43,468

Cash flows from investing activities:
Distributions from unconsolidated investments	1,433	—
Marketable securities, net	12,590	87,575
Net change in restricted cash, cash equivalents and marketable securities	(18,232)	(283)
Capital expenditures	(298,571)	(145,037)
Intangible asset acquired	—	(1,150)
Increase in severance pay fund asset, net	(1,017)	(12)
Repayment from unconsolidated investment	95	95

Net cash used in investing activities	(303,702)	(58,812)

Cash flows from financing activities:
Due to Parent, net	(16,600)	(16,600)
Proceeds from sale of interest rate caps	—	277
Proceeds from public offerings, net of issuance costs	149,655	—
Proceeds from issuance of unregistered shares of common stock to the Parent	33,315	—
Proceeds from exercise of options by employees	547	403
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	63,029	69,218
Repayments of long-term debt	(18,581)	(31,397)
Cash dividends paid	(6,644)	(6,480)

Net cash provided by financing activities	204,721	15,421

Net change in cash and cash equivalents	(9,084)	77
Cash and cash equivalents at beginning of period	47,227	20,254

Cash and cash equivalents at end of period	$38,143	$20,331

Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$19,185	$5,135

Accrued liabilities related to financing activities	$257	$216

Increase (decrease) in asset retirement cost and asset retirement obligation	$630	$(5,416)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2008, the consolidated results of operations for the three and nine-month periods ended September 30, 2008 and 2007, and the consolidated cash flows for the nine-month periods ended September 30, 2008 and 2007.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three and nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

OPC tax monetization transaction — second closing

On April 17, 2008, a wholly owned subsidiary of the Company, Ormat Nevada Inc. (“Ormat Nevada”), concluded the second closing under a 2007 transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. The first closing of the transaction occurred on June 7, 2007. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (which has since been acquired by Barclays) became institutional equity investors in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”). Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $63.0 million, net of transaction costs. As operator of all of the projects in the OPC portfolio, Ormat Nevada will continue to operate and maintain the Galena 3 project.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2008 and December 31, 2007, the Company had deposits totaling $5,464,000 and $21,322,000, respectively, in six U.S. financial institutions that were federally insured up to $250,000 per account (after December 31, 2009, the deposits will be insured up to $100,000 per account). At September 30, 2008 and December 31, 2007, the Company’s deposits in foreign countries amounted to approximately $15,251,000 and $13,248,000, respectively.

At September 30, 2008 and December 31, 2007, accounts receivable related to operations in foreign countries amounted to approximately $21,336,000 and $17,140,000, respectively. At September 30, 2008 and December 31, 2007, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 59% and 39% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 29.8% and 41.3% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively, and 30.2% and 32.3% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth project, which is accounted for separately under the equity method.

Hawaii Electric Light Company accounted for 16.1% and 15.1% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively, and 17.6% and 14.1% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively.

Sierra Pacific Power Company accounted for 7.6% and 7.0% of the Company’s total revenues for the three months ended September 30, 2008 and 2007, respectively, and 9.7% and 8.6% of the Company’s total revenues for the nine months ended September 30, 2008 and 2007, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended September 30, 2008

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s non-financial assets and liabilities not measured on a nonrecurring basis. The major categories of assets and liabilities that are recognized at fair value for which the Company has not applied FAS No. 157 are mainly asset retirement obligations and impairment of long-lived assets.

In October 2008, the FASB released FASB Staff Position (“FSP”) FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157 in situations in which the market for a financial asset is inactive. FSP FAS No. 157-3 was effective on September 30, 2008, but did not have a material impact on the Company’s financial position or results of operations.

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

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 relating to the use of a “simplified” method in developing an estimate of the expected term of “plain vanilla” share options. SAB No. 107, which was applied by the Company for estimating the expected term of employee’s stock options, previously allowed the use of the simplified method until December 31, 2007. SAB No. 110 allows, under certain circumstances, entities to continue to accept the use of the simplified method beyond December 31, 2007. The Company has continued to use the simplified method to estimate the expected term of its stock options.

New accounting pronouncements effective in future periods

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

SFAS No. 141 (revised 2007) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company).The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial statements.

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

NOTE 4 —	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Raw materials and purchased parts for assembly	$6,314	$3,613
Self-manufactured assembly parts and finished products	5,882	6,699

Total	$12,196	$10,312

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Mammoth	$29,456	$29,979
OLCL	460	581

Total	$29,916	$30,560

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

The condensed financial position and results of operations of Mammoth are summarized below:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Condensed balance sheets:
Current assets	$6,406	$4,181
Non-current assets	71,058	74,417
Current liabilities	1,326	826
Non-current liabilities	3,117	3,004
Partners’ capital	73,021	74,768

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

Condensed statements of operations:
Revenues	$14,568	$12,731
Gross margin	3,985	3,069
Net income	3,752	2,842
Company’s equity in income of Mammoth:
50% of Mammoth net income	$1,876	$1,421
Plus amortization of basis difference	445	445

	2,321	1,866
Less income taxes	(881)	(639)

Total	$1,440	$1,227

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

Pursuant to a Build, Operate, and Transfer (“BOT”) agreement with PNOC-Energy Development Corporation (“PNOC”), OLCL transferred the Leyte project’s four geothermal power generation plants to PNOC for no further consideration on September 25, 2007.

The condensed financial position and results of operations of OLCL are summarized below:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Condensed balance sheets:
Current assets	$470	$1,327
Non-current assets	324	371
Current liabilities	265	1,018
Stockholders’ equity	529	680

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)

Condensed statements of operations:
Revenues	$—	$11,224
Gross margin	—	5,940
Net income (loss)	(151)	2,744
Company’s equity in income (loss) of OLCL:
80% of OLCL net income (loss)	$(121)	$2,195
Plus amortization of deferred revenue on intercompany profit	—	442

Total	$(121)	$2,637

NOTE 6 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)

Assets:
Current assets:
Cash and cash equivalents (including restricted cash accounts)	$56,564	$56,564	$—	$—
Non current assets:
Illiquid auction rate securities (including restricted cash accounts), see below	6,767	—	—	6,767

	$63,331	$56,564	$—	$6,767

The Company’s marketable debt securities (including restricted cash accounts) at September 30, 2008 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market. As of September 30, 2008, all of the Company’s auction rate securities are associated with failed auctions. These failed auction rate securities have been in a loss position for less than 12 months. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates fair value. The Company has estimated the fair value of these illiquid auction rate securities based, among other things, on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. These estimated fair values could change significantly based on future market conditions. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the nine months ended September 30, 2008.

(Dollars in thousands)

Balance as of January 1, 2008	$8,367
Total unrealized losses:
Included in net income	(2,373)
Unrealized losses included in other comprehensive income in 2007 and expensed in 2008	773

Balance as of September 30, 2008	$6,767

Based on available information, the Company concluded that the fair market value of these failed auction rate securities at September 30, 2008 was $6.8 million, a decline of $4.4 million from par value of $11.2 million. The decline in fair market value during the nine months ended September 30, 2008 was $1.6 million. As of June 30, 2008 and December 31, 2007, an amount of $1.4 million and $0.8 million was deemed temporary. During the six months ended June 30, 2008, the Company recorded an unrealized loss on these securities of $0.6 million in other comprehensive income (loss). Due to the recent deterioration in market

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions and the significant decline in the fair value of the auction rate securities, the Company has now concluded that the decline is other-than-temporary and recorded an impairment charge of $2.4 million in other income (expense) for the nine months ended September 30, 2008. Such amount includes $0.8 million of unrealized losses that were included in other comprehensive income (loss) as of December 31, 2007.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets in the consolidated balance sheets as of September 30, 2008 and December 31, 2007.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment charges in the fourth quarter of 2008.

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

On November 5, 2008, the Company granted options to purchase 30,000 shares of common stock under the 2004 Incentive Plan (see Note 12).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(Dollars in thousands)

Three Months Ended September 30, 2008:
Net revenues from external customers	$68,837	$30,889	$99,726
Intersegment revenues	—	44,278	44,278
Operating income	16,914	2,212	19,126
Segment assets at period end*	1,506,883	72,551	1,579,434
Three Months Ended September 30, 2007:
Net revenues from external customers	$61,406	$18,061	$79,467
Intersegment revenues	—	22,988	22,988
Operating income	20,398	594	20,992
Segment assets at period end*	1,089,168	98,815	1,187,983
Nine Months Ended September 30, 2008:
Net revenues from external customers	$190,130	$59,204	$249,334
Intersegment revenues	—	77,619	77,619
Operating income	43,586	2,240	45,826
Segment assets at period end*	1,506,883	72,551	1,579,434
Nine Months Ended September 30, 2007:
Net revenues from external customers	$160,424	$64,842	$225,266
Intersegment revenues	—	41,465	41,465
Operating income	33,013	108	33,121
Segment assets at period end*	1,089,168	98,815	1,187,983

*	Segment assets of the Electricity Segment include unconsolidated investments.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Operating income	$19,126	$20,992	$45,826	$33,121
Interest expense, net	(222)	(5,813)	(4,594)	(17,629)
Non-operating income (expense) and other, net	(3,094)	151	(4,615)	(176)

Total consolidated income before income taxes, minority interest and equity in income of investees	$15,810	$15,330	$36,617	$15,316

NOTE 9 —	CONTINGENCIES

On April 26, 2008, the Company’s Nicaraguan subsidiary, Ormat Momotombo Power Company (“OMPC”), received notice of an administrative order issued by the Ministry of Natural Resources and Environment of Nicaragua (“MARENA”) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The order was issued following an administrative hearing in the first instance at which OMPC was

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

found liable for the environmental and other infractions. OMPC appealed the order to MARENA. OMPC’s appeal was denied on July 15, 2008, and OMPC was sanctioned with a nominal fine. The order and denial of appeal by MARENA are subject to further appeal in the Nicaraguan judicial courts. The Company disagrees with the MARENA order finding OMPC liable for significant environmental infractions and on August 6, 2008, the Company pursued the judicial appeal process. On August 14, 2008, the Court of Appeal of the Judicial District of Managua admitted the motion of appeal filed by OMPC against MARENA and MARENA’s administrative order. The Court of Appeal issued a compulsory order of suspension of the legal effects of the appealed administrative resolution and submitted the motion and judicial records to the knowledge of the Constitutional Chamber of the Supreme Court of Justice for its consideration and final ruling on the merits of the case. In addition, this dispute is subject to the dispute resolution provisions contained in the Foreign Investment Contract entered into between OMPC and the Nicaraguan government in June 1999. All penalties incurred by OMPC as a result of these violations are stayed until OMPC has exhausted the legal remedies available to it under Nicaraguan law. If the administrative order is upheld at the end of these review processes in a final non-appealable decision, OMPC may be required to suspend indefinitely its operating activities relating to the project and implement a plan of environmental remediation. The net book value of the geothermal power plant as of September 30, 2008 is $15.9 million.

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

On August 5, 2008, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 19, 2008. Such dividend was paid on August 29, 2008.

NOTE 11 —	INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 20.2% and 21.5%, respectively, which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for new power plants placed in service since 2005; (ii) lower tax rates in Israel; and (iii) a tax credit related to the Company’s subsidiaries in Guatemala.

The liability for unrecognized tax benefits was $5,817,000 and $5,330,000 at September 30 2008 and December 31, 2007, respectively. Such amounts would impact the Company’s effective tax rate, if recognized.

NOTE 12 —	SUBSEQUENT EVENTS

Shelf registration statement

On September 17, 2008, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 2, 2008. The shelf registration statement replaces the Company’s former shelf registration statement, which would have expired on January 31, 2009, and provides

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of the Company, from time to time, in one or more offerings up to a total dollar amount of $1.5 billion. Pursuant to the shelf registration statement, the Company may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

Cash dividend

On November 5, 2008, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 19, 2008, payable on December 2, 2008.

Options Grant

On November 5, 2008, the Company granted to four non-employee directors non-qualified stock options, under the 2004 Incentive Plan, to purchase 30,000 shares of common stock (7,500 shares each) at an exercise price which is equal to the closing price of the Company’s common stock on November 6, 2008 (since the Company released its quarterly results on November 5, 2008). Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant.

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. We currently own or control, as well as operate, geothermal projects in the United States, Guatemala, Kenya Nicaragua and New Zealand, as well as recovered energy generation (REG) plants in the United States. During the nine months ended September 30, 2008 and 2007, our U.S. power plants generated 1,620,596 MWh and 1,461,153 MWh, respectively.

For the nine months ended September 30, 2008, our Electricity Segment represented approximately 76.3% of our total revenues, while our Products Segment represented approximately 23.7% of our total revenues during such period.

During the nine months ended September 30, 2008, our total revenues increased by 10.7% (from $225.3 million to $249.3 million) over the same period last year. Revenues from the Electricity Segment increased by 18.5%, while revenues from the Products Segment decreased by 8.7%.

For the nine months ended September 30, 2008, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $190.1 million. In addition, revenues from our 50% ownership of the Mammoth project for the nine months ended September 30, 2008 were $7.3 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth project is accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, revenues attributable to our Products Segment were $59.2 million, as compared to $64.8 million during the nine months ended September 30, 2007.

From the beginning of the year, we received purchase orders for the supply and construction of geothermal and REG plants in a total amount of $179 million. Of this amount, approximately $19 million is subject to a notice to proceed, which we expect to receive in the near future.

REG continues to present opportunities for us in the United States and throughout the world. During the nine months ended September 30, 2008, we recognized revenues in our Products Segment of approximately $11.1 million from REG compared to $28.4 million during the nine months ended September 30, 2007.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term power purchase agreements. The price for electricity under all but one of our power purchase agreements is effectively a fixed price at least through May 2012. The power purchase agreement of the Puna project has a variable energy rate based on the local utility’s short run avoided costs, which are the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the nine months ended September 30, 2008, 78.6% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under the heading “Seasonality”. Revenues attributable to our Products Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

•	On October 29, 2008, our subsidiary, Ormat Funding Corp. (OFC), successfully consummated a consent solicitation, which was launched on October 16, 2008, relating to OFC’s 8.25% Senior Secured Notes due 2020. The consent solicitation grants OFC approval: (i) to replace an aging power plant at the

Mammoth project with a new larger plant, and/or to construct a new plant while maintaining the existing power plants at the Mammoth project; (ii) for possible construction and installation of solar power generation equipment to enhance the Brady and Ormesa projects; and (iii) to enter into an equity transaction whereby OFC’s parent, Ormat Nevada Inc. (Ormat Nevada), will sell a portion of its equity interest in OFC to an institutional investor that is able to utilize certain income tax benefits.

•	In October 2008, together with the U.S. Department of Energy, we started the testing phase of a geothermal power project at a producing oil well. The project, which was conducted at the Oil Test Center near Caspar, WY uses Ormat Organic Rankine Cycle (ORC) power generation system and provides fuel-free power that is intended to increase productivity and extend the longevity of oil wells. We are now assessing the feasibility of utilizing these wells to support on site generation by employing Ormat’s factory integrated sub-megawatt geothermal power units, based on our proprietary ORC technology.

•	In the third quarter of 2008, we completed the construction of an 8.3MW power plant located in Kawerau, New Zealand. We have a 49% ownership interest in the project and we have an option to acquire the remaining 51% at a nominal value. We intend to exercise this option before the end of 2008.

•	In the third quarter of 2008, we received from ENAGAS, S.A. of Madrid, Spain, a notice to proceed with the construction of one OEC unit for a REG plant specially designed to use the residual energy from the vaporization process at a liquefied natural gas regasification terminal located in Huelva, Spain.

•	In October 2008, we successfully completed the Steamboat 2/3 upgrade project. The upgrade included the replacement of the four Rotoflow turbines originally installed at these plants with direct drive gearless 11 MW axial turbines, each designed and manufactured by us specifically for geothermal use. With the completion of this project and the installation of field-proven turbines, we believe that there will be significant improvement in both the performance and availability of these two plants, which have been experiencing high maintenance costs and low run time of the replaced turbines.

•	On September 17, 2008, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 2, 2008. The shelf registration statement replaces our former shelf registration statement, which would have expired in January 2009, and provides us with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of our company, from time to time for a period of three years, in one or more offerings up to a total dollar amount of $1.5 billion. Pursuant to the shelf registration statement, we may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

•	In September 2008, we secured geothermal rights for approximately 35,000 acres of land to explore geothermal resources in the vicinity of Anchorage, Alaska’s largest city. We won 15 of the 16 tracts offered for lease on Mount Spurr, a snowcapped 11,070-foot volcano, 75 miles west of Anchorage.

•	In July 2008, we secured three new lease agreements covering approximately 20,000 acres of federal land in Nevada and California.

•	In July 2008, the Public Utilities Commission of Nevada (PUCN) approved a Joint Ownership Agreement (JOA) with Nevada Power Company, a subsidiary of Sierra Pacific Resources, and an amendment to the existing power purchase agreement. The JOA was signed in March 2008 for the Carson Lake geothermal project located in Churchill County, Nevada, that is currently under development by us. We will develop the project on our own until the resource is sufficiently defined at a level that is capable of supporting at least 30 MW and Nevada Power Company has received regulatory approval to acquire its 50 percent ownership interest. Following Nevada Power Company’s acquisition of its 50 percent interest, we will continue to develop the project on behalf of the owners. If the development results in a resource that cannot support at least 30 MW, the parties are not obligated to close the acquisition and we may continue to develop the project by ourselves. Under the JOA each party will own a 50 percent undivided interest in the project as tenants-in-common. To acquire its project interest, Nevada Power Company will pay 50 percent of the costs expended to the closing date of the acquisition plus a fee. Drilling, construction, and operating and maintenance (O&M) costs going forward will be governed by the JOA and separate Drilling Services, EPC and O&M agreements.

•	In July 2008, PT Perusahaan Listrik Negara, the state owned Indonesian power company, accepted the entry of Kyushu Electric to the Sarulla consortium, which currently is comprised of a wholly owned subsidiary of ours, a subsidiary of Medco Energi Internasional Tbk, Itochu Corporation of Japan and Kyushu Electric. The entry of Kyushu Electric reduced our ownership interest in the consortium to 12.75%.

•	In June 2008, two of our subsidiaries entered into an Engineering, Procurement and Construction (EPC) contract with Contact Energy Ltd. of New Zealand for the construction of the Centennial Binary Plant, a new geothermal plant to be constructed in the Tauhara Geothermal field in New Zealand. The contract’s value is approximately $42.0 million and construction of the power plant is expected to be completed within 23 months from the contract date. Contact Energy Ltd. is New Zealand’s largest geothermal power plant owner and operator, as well as the country’s largest wholesaler and retailer of natural gas and liquid petroleum gas.

•	In June 2008, we entered into a supply contract with MEGE — Menderes Geothermal Elektrik Uretim, A.S. for the supply of equipment for a new geothermal power plant to be constructed in Turkey. The contract’s value is approximately $16.0 million and delivery is expected to be completed within 16 months from the contract date.

•	On May 14, 2008, we completed a sale of 3,100,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $48.36 per share (net of underwriting fees and commissions), under our shelf registration statement filed in early 2006. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $149.7 million.

•	In April 2008, we entered into an EPC contract with Montana-Dakota Utilities Co. for a 5.3 MW REG power plant to be located on the Northern Border Pipeline compressor station in Morton County, North Dakota. Subject to regulatory approvals, the project is scheduled to be completed in the fourth quarter of 2009.

•	In April 2008, we commenced commercial operation of the Heber South geothermal project located in the Imperial Valley, California.

•	In April 2008, our wholly owned subsidiary, Ormat Nevada, concluded the second closing under a 2007 transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. The first closing of the transaction occurred on June 7, 2007. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (which has since been acquired by Barclays) became institutional equity investors in a newly formed subsidiary of Ormat Nevada, OPC LLC (OPC). Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $63.0 million, net of transaction costs. As operator of all of the projects in the OPC portfolio, Ormat Nevada will continue to operate and maintain the Galena 3 project.

•	In March 2008, we signed a new 20-year power purchase agreement with Great River Energy, a Minnesota Cooperative Corporation of Elk River, Minnesota, for the sale of electricity generated from a 5.3 MW Ormat REG facility to be constructed at a compressor station along the Northern Border natural gas pipeline. The new facility will convert the recovered waste heat from the exhaust of an existing gas turbine into electricity. We have already secured the rights to the waste heat for the new facility. We expect the plant to be commissioned in 2009 or early 2010.

•	In March 2008, we entered into an EPC contract with Nevada Geothermal Power (NGP) for the supply and construction of a 49.5 MW power plant, consisting of three Ormat Energy Converters units, which are guaranteed to produce 16.5 MW (gross) each, at NGP’s Blue Mountain geothermal project in Nevada. The total EPC contract value is $76 million and the project is scheduled to be completed in the fourth quarter of 2009.

•	In March 2008, we entered into an EPC contract with Nevada Power Company for a 6 MW REG power plant in the Goodsprings area, approximately 35 miles south of Las Vegas, Nevada. The project is subject to a notice to proceed and is scheduled to be completed in 2010.

•	In March 2008, the California Public Utilities Commission approved a new 20-year power purchase agreement that we entered into in June 2007 with Southern California Edison Company (Southern California Edison) for the sale of 50 MW of energy to be produced from the North Brawley project, which we are currently constructing in Imperial County, California. The power purchase agreement includes an option to increase the capacity of the plant and the amount of energy to be sold up to 100 MW at our discretion.

•	In March 2008, the PUCN approved the agreement we reached in May 2007 with Sierra Pacific Power Company and Nevada Power Company, the purchasers of electricity generated by our existing and planned geothermal power projects in Nevada, regarding certain amendments to the power purchase agreements for a number of our existing geothermal projects in operation and some of our geothermal projects under development and construction. These amendments (i) provided for a mechanism to share production tax credits with the relevant purchaser pursuant to a reduction in the price for electricity paid by the power purchaser under the relevant power purchase agreement, bringing additional power purchase agreements in line with the production tax credit sharing arrangements included in other power purchase agreements with these purchasers in Nevada, (ii) revised certain generation thresholds based on a more definitive understanding of the geothermal resource at the respective projects, and (iii) addressed certain delays in meeting contract milestones as a result of ordinary course project construction delays.

•	In February 2008, we commenced commercial operation of the Galena 3 project at the Steamboat complex in Nevada.

•	On January 8, 2008, we completed an unregistered sale of 693,750 shares of common stock to our parent, Ormat Industries Ltd., at a price of $48.02 per share, or approximately $33.3 million in the aggregate. The proceeds of that sale are being used for general corporate purposes, including construction of geothermal and recovered energy generation power plants and other investments, and the financing of possible acquisitions.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. We have sufficient financial resources to fund our projected activities for 2009 and therefore, we did not change our current investment plans. If economic conditions worsen, the cost of obtaining financing for our project needs may increase significantly or such financing may not be available at all. See further discussion under “Exposure to Market Risks”.

•	Our primary focus continues to be the implementation of our organic growth through the construction of new projects and enhancements of several of our existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We are also looking at acquisition opportunities that may arise as a result of the current financial crisis.

•	Until the end of the third quarter we experienced increases in the cost of raw materials, labor and transportation costs required for our equipment manufacturing activities and equipment used in our power plants, as well as for sale to third parties. We also experienced an increase in drilling costs and a shortage in drilling equipment. We believe this was the result of the increased drilling activity in the marketplace in a high oil price environment. The recent decrease in the price of oil and other commodities may reduce such costs in the future.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Thirty-three states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and where all of our U.S. geothermal projects are located) have adopted renewable portfolio standards, renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will outpace a possible reduction in general demand for energy due to the potential economic slow down and will continue to create opportunities for us to expand existing projects and build new power plants.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. For example, several federal and state climate change proposals are being considered or were recently passed, such as the Lieberman-Warner Climate Security Act (S. 2191), which was approved by the United States Senate Environment and Public Works Committee on December 5, 2007 and placed on Senate Legislative Calendar under General Orders. Calendar No. 740, and the California Global Warming Solutions Act of 2006 (the Act), which was signed into law in September 2006. The Act regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020, representing an approximately thirty-percent reduction in greenhouse gas emissions. Measures for implementing the Act will be in place by 2012. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires an 80% reduction of greenhouse gases from 1990 levels by 2050. In addition to California, eighteen other states have set greenhouse gas emissions targets (Arizona, Connecticut, Florida, Hawaii, Illinois, Massachusetts, Maine, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces), the Regional Greenhouse Gas Initiative, and the Midwest Greenhouse Gas Reduction Accord, are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. It is expected that regulation for carbon trading will be in place in 2009. Although it is currently difficult to quantify the direct economic benefit of these efforts to reduce greenhouse gas emissions, we believe they will prove advantageous to us.

•	Outside of the United States, we expect that a variety of governmental initiatives, will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term power purchase agreements. We also intend to continue to pursue growth in our recovered energy business.

•	We expect competition from the wind and solar power generation industry to continue. While the current demand for renewable energy is large enough that this increased competition has not impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will emerge as the preferred source of renewable energy.

•	We expect increased competition from new entrants to the geothermal industry, both in the power generation space and in the lease of geothermal resources. While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new power purchase agreements and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The United States extended a tax subsidy and increased the amount of the tax subsidy for companies that use geothermal steam or fluid to generate electricity as part of the Energy Policy Act of 2005 that became law on August 8, 2005. In October 2008, the United States extended the tax subsidy by an additional two years. The tax subsidy is a “production tax credit”, which in 2008 is 2.1 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2010.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policies Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 project, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

Revenues
Electricity Segment	$68,837	$61,406	$190,130	$160,424	69.0%	77.3%	76.3%	71.2%
Products Segment	30,889	18,061	59,204	64,842	31.0	22.7	23.7	28.8

Total	$99,726	$79,467	$249,334	$225,266	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended September 30, 2008, 83.1% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 87.6% for the same period in 2007. For the nine months ended September 30, 2008, 82.0% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 83.5% for the same period in 2007.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007

United States	$57,195	$53,814	$155,958	$133,968	83.1%	87.6%	82.0%	83.5%
Foreign	11,642	7,592	34,172	26,456	16.9	12.4	18.0	16.5

Total	$68,837	$61,406	$190,130	$160,424	100.0%	100.0%	100.0%	100.0%

For the three months ended September 30, 2008, 51.9% of our revenues attributable to our Products Segment were generated in the United States, as compared to 22.6% for the same period in 2007. For the nine months ended September 30, 2008, 39.7% of our revenues attributable to our Products Segment were generated in the United States, as compared to 31.8% for the same period in 2007.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison, the Heber 1 and 2 projects, the Mammoth project and the Ormesa project and the prices that will be paid for the electricity under the power purchase agreement for the North Brawley project are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna project are tied to the price of oil. Accordingly, our revenues for that project, which accounted for approximately 17.6% of our total revenues for the nine months ended September 30, 2008, may be volatile.

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

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the nine months ended September 30, 2008, royalties constituted approximately 5.3% of the Electricity Segment revenues, compared to approximately 4.4% for the same period in 2007.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of September 30, 2008 decreased to $38.1 million from $60.7 million as of December 31, 2007. This decrease is principally due to our use during the first nine months of 2008 of $298.6 million of cash resources to fund capital expenditures and $35.2 million to repay long-term debt to our parent and to third parties. The decrease in our cash resources was partially offset by the $149.7 million of net proceeds from our sale of 3,100,000 shares of common stock to Lehman Brothers in a block trade in May 2008 at a price of $48.36 per share (net of underwriters fees and commissions), the $33.3 million net proceeds from our unregistered sale of 693,750 shares to our parent at a price of $48.02 per share on January 8, 2008, the $63.0 million net proceeds from the second closing of the OPC tax monetization transaction, and the $89.9 million derived from operating activities in the first nine months of 2008. In addition, we have $2.8 million of marketable securities as of September 30, 2008 and December 31, 2007 classified as non-current assets. This classification is due to failed auctions in the fourth quarter of 2007 and prior quarters of 2008 of certain auction rate securities in our portfolio, as described below in the section entitled “Exposure to Market Risks”. Our corporate borrowing capacity has increased to $310 million under committed lines of credit with different commercial banks, as described below in the section entitled “Liquidity and Capital Resources”.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)		(In thousands, except
			per share data)

Statements of Operations Historical Data:
Revenues:
Electricity Segment	$68,837	$61,406	$190,130	$160,424
Products Segment	30,889	18,061	59,204	64,842

	99,726	79,467	249,334	225,266

Cost of revenues:
Electricity Segment	44,742	35,455	124,924	110,505
Products Segment	23,730	15,046	47,484	55,184

	68,472	50,501	172,408	165,689

Gross margin:
Electricity Segment	24,095	25,951	65,206	49,919
Products Segment	7,159	3,015	11,720	9,658

	31,254	28,966	76,926	59,577
Operating expenses:
Research and development expenses	1,894	952	3,375	2,717
Selling and marketing expenses	2,647	2,043	8,186	7,851
General and administrative expenses	7,587	4,979	19,539	15,888

Operating income	19,126	20,992	45,826	33,121
Other income (expense):
Interest income	637	1,171	2,735	4,207
Interest expense	(859)	(6,984)	(7,329)	(21,836)
Foreign currency translation and transaction losses	(1,028)	(96)	(2,570)	(771)
Impairment of auction rate securities	(2,045)	—	(2,373)	—
Other non-operating income (expense)	(21)	247	328	595

Income before income taxes, minority interest and equity in income of investees	15,810	15,330	36,617	15,316
Income tax provision	(3,187)	(2,300)	(7,871)	(2,297)
Minority interest	2,916	1,280	8,071	1,585
Equity in income of investees	372	1,452	1,319	3,864

Net income	$15,911	$15,762	$38,136	$18,468

Earnings per share — basic and diluted	$0.35	$0.41	$0.87	$0.48

Weighted average number of shares used in computation of earnings per share:
Basic	45,337	38,125	43,782	38,119

Diluted	45,483	38,251	43,921	38,240

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Statements of Operations Percentage Data:
Revenues:
Electricity Segment	69.0%	77.3%	76.3%	71.2%
Products Segment	31.0	22.7	23.7	28.8

	100.0	100.0	100.0	100.0

Cost of revenues:
Electricity Segment	65.0	57.7	65.7	68.9
Products Segment	76.8	83.3	80.2	85.1

	68.7	63.5	69.1	73.6

Gross margin:
Electricity Segment	35.0	42.3	34.3	31.1
Products Segment	23.2	16.7	19.8	14.9

	31.3	36.5	30.9	26.4
Operating expenses:
Research and development expenses	1.9	1.2	1.4	1.2
Selling and marketing expenses	2.7	2.6	3.3	3.5
General and administrative expenses	7.6	6.3	7.8	7.1

Operating income	19.2	26.4	18.4	14.7
Other income (expense):
Interest income	0.6	1.5	1.1	1.9
Interest expense	(0.9)	(8.8)	(2.9)	(9.7)
Foreign currency translation and transaction losses	(1.0)	(0.1)	(1.0)	(0.3)
Impairment of auction rate securities	(2.1)	0.0	(1.0)	0.0
Other non-operating income (expense)	0.0	0.3	0.1	0.3

Income before income taxes, minority interest and equity in income of investees	15.9	19.3	14.7	6.8
Income taxprovision	(3.2)	(2.9)	(3.2)	(1.0)
Minority interest	2.9	1.6	3.2	0.7
Equity in income of investees	0.4	1.8	0.5	1.7

Net income	16.0%	19.8%	15.3%	8.2%

Comparison of the Three Months Ended September 30, 2008 and the Three Months Ended September 30, 2007

Total Revenues

Total revenues for the three months ended September 30, 2008 were $99.7 million, as compared with $79.5 million for the three months ended September 30, 2007, which represented a 25.5% increase in total revenues. This increase is attributable both to our Electricity and Products Segments whose revenues increased by 12.1% and 71.0%, respectively, over the same period in 2007.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2008 were $68.8 million, as compared with $61.4 million for the three months ended September 30, 2007, which represented a 12.1% increase in such revenues. This increase is primarily attributable to additional revenues of $3.4 million generated in the United States resulting from: (i) an increase in our generating capacity and energy generation in the United States from 501,389 MWh in the three months ended September 30, 2007 to 508,141 MWh in the three months ended September 30, 2008; and (ii) an increase in the energy rates in the Puna project (due to higher oil prices). The increase in Electricity Segment revenues in the third quarter of 2008 is also attributable to a net increase of $4.0 million in revenues from our international plants as a result of increased revenues generated from our Amatitlan project in Guatemala and from our Momotombo project in Nicaragua. The increase in our United States electricity revenues is mainly the result of additional generation from new power plants placed in service, offset by: (i) a decrease in the generation of the Ormesa complex as a result of a generator failure, which was repaired in October 2008; (ii) expiration of the “adder”, an additional energy rate, paid to us under the Heber 2 power purchase agreement; (iii) a decrease in the generation of the OREG 1 project as a result of lower than expected heat availability due to operation of the compressor stations at a lower than expected load; and (iv) a decrease in the generation of the Steamboat 2/3 project as a result of the shut down of the Steamboat 2/3 project during part of the third quarter of 2008 in order to replace the project turbines with new turbines manufactured by us. The replacement of the turbines was completed and the project returned to full operation in the beginning of October 2008.

Products Segment

Revenues attributable to our Products Segment for the three months ended September 30, 2008 were $30.9 million, as compared with $18.1 million for the three months ended September 30, 2007, which represented a 71.0% increase in such revenues. This increase is principally attributable to the volatility and the timing of our receipt of purchase orders, and the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2008 was $68.5 million, as compared with $50.5 million for the three months ended September 30, 2007, which represented a 35.6% increase in total cost of revenues. This increase is attributable both to our Electricity and Products Segments. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2008 was 68.7% compared with 63.5% for the same period in 2007.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2008 was $44.7 million, as compared with $35.5 million for the three months ended September 30, 2007, which represented a 26.2% increase in total cost of revenues for such segment. This increase from the same period last year is due to: (i) costs relating to new projects placed into service (including depreciation); (ii) increase in labor and materials costs in existing plants; and (iii) the write off of the old Steamboat 2/3 turbines. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2008 was 65.0% compared with 57.7% for the three months ended September 30, 2007.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended September 30, 2008 was $23.7 million, as compared with $15.0 million for the three months ended September 30, 2007, which represented a 57.7% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our product revenues, as described above, as well as a different product mix. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the three months ended September 30, 2008 was 76.8% as compared with 83.3% for the three months ended September 30, 2007.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2008 were $1.9 million, as compared with $1.0 million for the three months ended September 30, 2007, which represented a 98.9% increase. Such increase is primarily due to expenses incurred in connection with our research and development of Enhanced Geothermal Systems (EGS) and the supply of a geothermal power unit for testing at a producing oil well located at the Oil Test Center near Caspar, WY.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2008 were $2.6 million, as compared with $2.0 million for the three months ended September 30, 2007, which represented a 29.6% increase. The increase was due primarily to an increase in Products Segment revenues. Selling and marketing expenses for the three months ended September 30, 2008 constituted 2.7% of total revenues for such period, as compared with 2.6% for the three months ended September 30, 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 were $7.6 million, as compared with $5.0 million for the three months ended September 30, 2007, which represented a 52.4% increase. Such increase is primarily attributable to: (i) costs related to a potential acquisition of geothermal assets that we ultimately decided not to pursue; and (ii) an increase in personnel expenses due in part to the devaluation of the U.S. dollar. General and administrative expenses for the three months ended September 30, 2008 increased to 7.6% of total revenues for such period, from 6.3% for the three months ended September 30, 2007.

Operating Income

Operating income for the three months ended September 30, 2008 was $19.1 million, as compared with $21.0 million for the three months ended September 30, 2007. Operating income attributable to our Electricity Segment for the three months ended September 30, 2008 was $16.9 million, as compared with $20.4 million for the three months ended September 30, 2007. Operating income attributable to our Products Segment for the three months ended September 30, 2008 was $2.2 million, as compared with $0.6 million for the three months ended September 30, 2007.

Interest Income

Interest income for the three months ended September 30, 2008 was $0.6 million, as compared with $1.2 million for the three months ended September 30, 2007, which represented a 45.6% decrease. The decrease is primarily due to a decrease in interest rates payable on liquid investments.

Interest Expense

Interest expense for the three months ended September 30, 2008 was $0.9 million, as compared with $7.0 million for the three months ended September 30, 2007, which represented a 87.7% decrease. The $6.1 million decrease is primarily due to principal repayments and to an increase of $4.5 million in interest capitalized to projects as a result of increased projects under construction.

Impairment of Auction Rate Securities

In the three months ended September 30, 2008, we recorded $2.0 million of impairment as a result of an other-than-temporary decline in the value of auction rate securities. This amount includes $1.4 million which was previously deemed temporary. See also Note 6 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report.

Income Taxes

Income tax provision for the three months ended September 30, 2008 was $3.2 million as compared with $2.3 million for the three months ended September 30, 2007. The effective tax rate for the three months ended September 30, 2008 and 2007 was 20.2% and 15.0%, respectively. The increase in the effective tax rate resulted from a transaction to monetize production tax credits and other favorable tax attributes generated from certain of our geothermal projects.

Minority interest

Minority interest for the three months ended September 30, 2008 and 2007 includes income of $2.9 million, and $1.3 million, respectively, from the sale of limited liability company interests in OPC to institutional equity investors in June 2007 and in April 2008.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended September 30, 2008 was $0.4 million, as compared with $1.5 million for the three months ended September 30, 2007. On September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. (Leyte) transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although this transfer reduced our owned foreign generation capacity by 39 MW, with a commensurate impact on equity in income of investees and net income. Our equity in income of investees for the three months ended September 30, 2008 includes an immaterial loss from Leyte, while in the three months ended September 30, 2007 we had $0.9 million of income from Leyte.

Net Income

Net income for the three months ended September 30, 2008 was $15.9 million, as compared with $15.8 million for the three months ended September 30, 2007, which represents an increase of 0.9%. Such increase in net income was principally attributable to: (i) a $6.1 million decrease in interest expense; and (ii) a $1.6 million increase in minority interest as described above. This was partially offset by: (i) a $2.0 million impairment of auction rate securities; (ii) a $1.9 million decrease in operating income; (iii) a $0.9 million increase in income tax provision; (iv) a $0.5 million decrease in interest income; (v) a $0.9 million increase in foreign currency translation and transaction losses; and (vi) a $1.1 million decrease in equity in income of investees. Net income for the three months ended September 30, 2008 includes stock-based compensation related to stock options of $1.1 million, as compared with $1.0 million for the three months ended September 30, 2007.

Comparison of the Nine Months Ended September 30, 2008 and the Nine Months Ended September 30, 2007

Total Revenues

Total revenues for the nine months ended September 30, 2008 were $249.3 million, as compared with $225.3 million for the nine months ended September 30, 2007, which represented a 10.7% increase in total revenues. This increase is attributable to our Electricity Segment whose revenues increased by 18.5%, offset by a decrease of 8.7% in our Products Segment revenues over the same period in 2007.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2008 were $190.1 million, as compared with $160.4 million for the nine months ended September 30, 2007, which represented a 18.5% increase in such revenues. This increase is primarily attributable to additional revenues of $22.0 million generated in the United States resulting from: (i) an increase in our generating capacity and energy generation in the United States from 1,461,153 MWh in the nine months ended September 30, 2007 to 1,620,596 MWh in the nine months ended September 30, 2008; and (ii) an increase in the energy rates in the Puna project (due to higher oil prices) and in our Standard Offer #4 power purchase agreements payable by

Southern California Edison. The increase in Electricity Segment revenues in the first nine months of 2008 is also attributable to a net increase of $7.7 million in revenues from our international plants as a result of revenues generated from our Amatitlan project in Guatemala and from our Momotombo project in Nicaragua. The increase in our United States generating capacity is mainly the result of additional generation from new power plants placed in service, as well as the enhanced performance of our existing power plants. The increase in our United States electricity revenues was offset by: (i) a decrease in the generation of the Steamboat 2/3 project as a result of the shut down required to replace the project turbines; (ii) expiration of the “adder”, an additional energy rate, paid to us under the Heber 2 power purchase agreement; (iii) a decrease in the generation of the Ormesa complex as a result of a generator failure, which was repaired in October 2008 and (iv) a decrease in the generation of the OREG 1 project as a result of lower than expected heat availability due to operation of the compressor stations at a lower than expected load. The replacement of the turbines in the Steamboat 2/3 project was completed and the project returned to full operation in the beginning of October 2008.

Products Segment

Revenues attributable to our Products Segment for the nine months ended September 30, 2008 were $59.2 million, as compared with $64.8 million for the nine months ended September 30, 2007, which represented an 8.7% decrease in such revenues. This decrease is principally attributable to volatility and the timing of our receipt of purchase orders, and the timing of revenue recognition in accordance with the percentage of completion method for each of our geothermal and recovered energy generation products.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2008 was $172.4 million, as compared with $165.7 million for the nine months ended September 30, 2007, which represented a 4.1% increase in total cost of revenues. The increase is attributable to an increase in our Electricity Segment, offset by decreased costs in our Products Segment, as discussed below. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2008 was 69.1% as compared with 73.6% for the same period in 2007.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2008 was $124.9 million, as compared with $110.5 million for the nine months ended September 30, 2007, which represented a 13.0% increase in total cost of revenues for such segment. The increase in our costs in this segment during the first nine months of 2008 over the same period in 2007 reflects: (i) costs relating to new and enhanced projects placed into service (including depreciation); (ii) an increase in labor and materials costs in existing plants; and (iii) the write off of the old Steamboat 2/3 turbines. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2008 was 65.7% compared with 68.9% for the nine months ended September 30, 2007.

Products Segment

Total cost of revenues attributable to our Products Segment for the nine months ended September 30, 2008 was $47.5 million, as compared with $55.2 million for the nine months ended September 30, 2007, which represented a 14.0% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in our product revenues, as described above, as well as a different product mix. This decrease was partially offset by an increase in labor, material, construction and transportation costs, as well as costs resulting from the devaluation of the U.S. dollar. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the nine months ended September 30, 2008 was 80.2% as compared with 85.1% for the nine months ended September 30, 2007.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2008 were $3.4 million, as compared with $2.7 million for the nine months ended September 30, 2007, which represented a 24.2% increase. Such increase is primarily due to expenses incurred in connection with our research and development of EGS and the supply of a geothermal power unit for testing at a producing oil well located at the Oil Test Center near Caspar, WY.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2008 were $8.2 million, as compared with $7.9 million for the nine months ended September 30, 2007, which represented a 4.3% increase. Selling and marketing expenses for the nine months ended September 30, 2008 constituted 3.3% of total revenues for such period, as compared with 3.5% for the nine months ended September 30, 2007.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 were $19.5 million, as compared with $15.9 million for the nine months ended September 30, 2007, which represented a 23.0% increase. Such increase is primarily attributable to: (i) costs related to a potential acquisition of geothermal assets that we ultimately decided not to pursue; and (ii) an increase in personnel expenses due in part to the devaluation of the U.S. dollar. General and administrative expenses for the nine months ended September 30, 2008 increased to 7.8% of total revenues for such period, from 7.1% for the nine months ended September 30, 2007.

Operating Income

Operating income for the nine months ended September 30, 2008 was $45.8 million, as compared with $33.1 million for the nine months ended September 30, 2007. Such increase in operating income was principally attributable to an increase in the gross margin in our Electricity Segment due to the significant increase in revenues during the nine months ended September 30, 2008, as described above. Operating income attributable to our Electricity Segment for the nine months ended September 30, 2008 was $43.6 million, as compared with $33.0 million for the nine months ended September 30, 2007. Operating income attributable to our Products Segment for the nine months ended September 30, 2008 was $2.2 million, as compared with $0.1 million for the nine months ended September 30, 2007.

Interest Income

Interest income for the nine months ended September 30, 2008 was $2.7 million, as compared with $4.2 million for the nine months ended September 30, 2007, which represented a 35.0% decrease. The decrease is primarily due to a decrease in interest rates payable on liquid investments.

Interest Expense

Interest expense for the nine months ended September 30, 2008 was $7.3 million, as compared with $21.8 million for the nine months ended September 30, 2007, which represented a 66.4% decrease. The $14.5 million decrease is primarily due to principal repayments and to an increase of $10.1 million in interest capitalized to projects as a result of increased projects under construction.

Impairment of Auction Rate Securities

In the nine months ended September 30, 2008, we recorded $2.4 million of impairment as a result of an other-than-temporary decline in the value of certain auction rate securities. This amount includes $0.8 million, which was deemed temporary as of December 31, 2007. See also Note 6 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report.

Income Taxes

Income tax provision for the nine months ended September 30, 2008 was $7.9 million as compared with $2.3 million for the nine months ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 and 2007 was 21.5% and 15.0%, respectively. The increase in the effective tax rate resulted from a transaction to monetize production tax credits and other favorable tax attributes generated from certain of our geothermal projects.

Minority interest

Minority interest for the nine months ended September 30, 2008 and 2007 includes income of $8.1 million, and $1.6 million, respectively, from the sale of limited liability company interests in OPC to institutional equity investors in June 2007 and in April 2008.

Equity in Income of Investees

Our participation in the income generated from our investees for the nine months ended September 30, 2008 was $1.3 million, as compared with $3.9 million for the nine months ended September 30, 2007. On September 25, 2007, our equity investee, Ormat Leyte Co. Ltd. (Leyte), transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although going forward this will reduce our owned foreign generation capacity by 39 MW with a commensurate impact on equity in income of investees and net income. Our equity in income of investees for the nine months ended September 30, 2008 includes an immaterial loss from Leyte, while in the nine months ended September 30, 2007 we had $2.6 million of income from Leyte.

Net Income

Net income for the nine months ended September 30, 2008 was $38.1 million, as compared with $18.5 million for the nine months ended September 30, 2007, which represents an increase of 106.5%. Such increase in net income was principally attributable to: (i) an increase in our operating income of $12.7 million; (ii) a $14.5 million decrease in interest expense; and (iii) a $6.5 million increase in minority interest as described above. This was partially offset by: (i) a $5.6 million increase in income tax provision; (ii) a $2.5 million decrease in equity in income of investees; (iii) a $2.4 million impairment of auction rate securities; (iv) a $1.5 million decrease in interest income; and (v) a $1.8 million increase in foreign currency translation and transaction losses. Net income for the nine months ended September 30, 2008 includes stock-based compensation related to stock options of $3.2 million as compared with $2.6 million for the nine months ended September 30, 2007.

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

As of September 30, 2008, we had access to the following sources of funds: (i) $38.1 million in cash and cash equivalents; and (ii) $160.0 million of corporate borrowing capacity under existing committed lines of credit with different commercial banks. In October and November 2008, we secured additional committed lines of credit in the total amount of $150 million with commercial banks.

Our estimated capital needs for the rest of 2008 include approximately $102.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $30.6 million for debt repayment (including to our parent).

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (iv) future project financing and refinancing; and (v) potential future tax monetization transaction. Our management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities.

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

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan are to be used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate per annum equal to Ormat Industries’ average effective cost of funds plus 0.3% in dollars, which represents a rate of 7.5% per annum. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of September 30, 2008, the outstanding balance of the loan was approximately $41.2 million compared to $57.8 million, as of December 31, 2007.

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

Non-Recourse and Limited-Recourse Third Party Debt

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior

Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2008, we were in compliance with the covenants under the OrCal Senior Secured Notes. As of September 30, 2008, there were $126.8 million of OrCal Senior Secured Notes outstanding.

Ormat Funding Senior Secured Notes — Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2008, we were in compliance with the covenants under the OFC Senior Secured Notes. As of September 30, 2008, there were $161.0 million of OFC Senior Secured Notes outstanding.

On October 29, 2008, OFC successfully consummated a consent solicitation, which was launched on October 16, 2008, relating to its Senior Secured Notes. The consent solicitation grants OFC approval: (i) to replace an aging power plant at the Mammoth project with a new larger plant, and/or to construct a new plant while maintaining the existing power plants at the Mammoth project; (ii) for a possible construction and installation of solar power generation equipment to enhance the Brady and Ormesa projects; and (iii) to enter into an equity transaction whereby OFC’s parent, Ormat Nevada, will sell a portion of its equity interest in OFC to an institutional investor that is able to utilize certain income tax benefits.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The first loan from IFC, of which $4.9 million was outstanding as of September 30, 2008, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC, was fully repaid on May 15, 2008. The loan from CDC, of which $5.0 million was outstanding as of September 30, 2008, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of September 30, 2008, Orzunil is in compliance with the covenants under these senior loans.

Credit Facility Agreement (The Momotombo project) — Limited Recourse

Ormat Momotombo Power Company (Momotombo), a wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, of which $6.2 million was outstanding as of September 30, 2008, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders.

Due to a failure of a turbine that was not manufactured by Ormat, the Momotombo project had not been in full operation from June 2007 through October 2007. As a result, Momotombo did not meet the “debt service coverage ratio” required at December 31, 2007, and therefore, distributions from the project were restricted. The turbine has been repaired and the power plant returned to full operation in November 2007. In October 2007, Momotombo reached an agreement with Bank Hapoalim, pursuant to which Bank Hapoalim allowed Momotombo to use the funds in the “Debt Service Reserve Account” for the repair of the damaged turbine. As a result, Momotombo did not comply with the required “Debt Service Reserve Account”. In accordance with the terms of the credit facility, Momotombo had a 180-day period to replenish the “Debt Service Reserve Account”. On February 24, 2008, Bank Hapoalim granted Momotombo an extension to replenish the “Debt Service Reserve Account” until August 31, 2009. As of September 30, 2008, Momotombo was in compliance with the “Debt Service Reserve Account” covenant.

New financing of our projects

Financing of the Amatitlan Project

We intend to refinance our equity investment in the construction of the Amatitlan project in Guatemala. We terminated the exclusivity of the mandate letter with a bank in Guatemala and are currently in discussions with another financial institution.

Financing of the Olkaria III Project

We have engaged a financial institution that is leading a syndicate for the purpose of arranging long-term financing to refinance our equity investment in the Olkaria III project in Kenya. We are in the process of negotiating and preparing the documentation for the financing. Several of the lenders obtained final approval for the financing during the third quarter of 2008 and the remaining syndicate members expect to obtain final approval in the fourth quarter of 2008.

Financing of the Brawley Project

We are in the midst of negotiations to raise capital through a tax monetization transaction for the North Brawley project.

Full-Recourse Third Party Debt

We entered into certain agreements with various commercial banks. Under these agreements, we and our Israeli subsidiary, Ormat Systems Ltd. (Ormat Systems), have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. In addition, we have guaranteed all of the debt, if any, of Ormat Systems with such banks. We do not expect that these covenants or ratios, which apply to us on a consolidated basis, will materially limit our ability to execute our future business plans or our operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of September 30, 2008, eight letters of credit in the amount of $13.7 million remained issued and outstanding under this credit agreement with UBOC.

In 2007, we entered into credit agreements with three commercial banks in the aggregate amount of $110 million. In addition, in May, October and November 2008, we entered into additional credit agreements with other commercial banks in the total amount of $200 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Each of the credit agreements has a term of three years.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds or LIBOR plus a margin. Our (or Ormat Systems’) obligations under the credit agreements are unsecured, but we are subject to a negative pledge in favor of the banks and certain other customary restrictive covenants.

As of September 30, 2008, no loans or letters of credits were outstanding under such credit agreements.

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

Bank Hapoalim and Bank Leumi have issued such performance letters of credit in favor of our customers from time to time. As of September 30, 2008, Bank Hapoalim and Bank Leumi have agreed to make available to us letters of credit totaling $36.2 million and $7.8 million, respectively. As of such date, Bank Hapoalim and Bank Leumi have issued letters of credit in the amount of $14.1 million and $7.8 million, respectively.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with UBOC and four other commercial banks as described above under “Full-Recourse Third Party Debt”. As of September 30, 2008, eight letters of credit in the amount of $13.7 million remained issued and outstanding under the UBOC credit agreement.

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

OPC Tax Monetization Transactions

On June 7, 2007, a wholly owned subsidiary of the Company, Ormat Nevada, concluded a transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects. Pursuant to the transaction, affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc.(which has since been acquired by Barclays) became institutional equity investors in a newly formed subsidiary of Ormat Nevada. The projects involved in the transaction include Desert Peak 2, Steamboat Hills, and Galena 2, all located in Nevada.

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

On April 17, 2008, a second closing of the transaction was concluded. Under this second closing, Ormat Nevada transferred the Galena 3 geothermal project to OPC, and received from the institutional equity investors $63.0 million, net of transaction costs.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 11 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.8 million as of September 30, 2008. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date

February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008
May 6, 2008	$0.05	May 20, 2008	May 27, 2008
August 5, 2008	$0.05	August 19, 2008	August 29, 2008
November 5, 2008	$0.05	November 19, 2008	December 2, 2008

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$89,897	$43,468
Net cash used in investing activities	(303,702)	(58,812)
Net cash provided by financing activities	204,721	15,421
Net change in cash and cash equivalents	(9,084)	77

For the Nine Months ended September 30, 2008

Net cash provided by operating activities for the nine months ended September 30, 2008 was $89.9 million, as compared with $43.5 million for the nine months ended September 30, 2007. Such net increase of $46.4 million resulted primarily from: (i) the increase in net income to $38.1 million in the nine months ended September 30, 2008, as compared with $18.5 million in the nine months ended September 30, 2007, mainly as a result of the increase in gross margin, as described above; and (ii) an increase of $20.4 million in accounts payable and accrued expenses, in the nine months ended September 30, 2008, as compared to a decrease of $9.7 million in the nine months ended September 30, 2007 .

Net cash used in investing activities for the nine months ended September 30, 2008 was $303.7 million, as compared with $58.8 million for the nine months ended September 30, 2007. The principal factors that affected our cash flow used in investing activities during the nine months ended September 30, 2008 were capital expenditures of $298.6 million, primarily for our facilities under construction and an $18.2 million increase in restricted cash, cash equivalents and marketable securities, offset by a $12.6 million decrease in marketable securities. The principal factors that affected the net cash used in investing activities during the nine months ended September 30, 2007 were capital expenditures of $145.0 million, primarily for our power facilities under construction, offset by an $87.6 million decrease in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2008 was $204.7 million, as compared with $15.4 million for the nine months ended September 30, 2007. The principal factors that affected the cash flow provided by financing activities during the nine months ended September 30, 2008 were: (i) the net proceeds of $149.7 million from the sale of 3,100,000 shares in a block trade; (ii) the $33.3 million net proceeds from our sale of 693,750 shares to our parent; and (iii) the $63.0 million in net proceeds received from the institutional equity investors in OPC for the transfer of the Galena 3 geothermal project to OPC, relating to the second closing of the OPC tax monetization transaction, offset by: (i) the repayment of long-term debt in the amount of $18.6 million, (ii) the repayment of debt to our parent in the amount of $16.6 million; and (iii) the payment of a dividend to our shareholders in the amount of $6.6 million. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2007 were $69.2 million in net proceeds from the sale of OPC interest relating to the OPC tax monetization transaction, offset by the repayment of long-term debt in the amount of $31.4 million, the repayment of debt to our parent in the amount of $16.6 million, and the payment of a dividend to our shareholders in the amount of $6.5 million.

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

Phase II of the Olkaria III Project.  We have completed the construction of Phase II of the Olkaria III 35 MW project. The project has begun the start-up phase, which we expect to complete in the fourth quarter of 2008.

Puna Project.  An enhancement program for the Puna project is intended to increase the output of the project by an estimated 8 MW through the construction of an OEC unit. We expect that such enhancement program will be completed in 2009. We have not yet entered into a power purchase agreement for the supply of energy from this planned addition.

North Brawley Project.  The North Brawley project will deliver approximately 50 MW of power generation under an existing power purchase agreement with Southern California Edison. Construction work and drilling activities are proceeding in parallel with the project’s start-up phase. We expect to complete these activities by the end of 2008.

OREG 2 Project.  In connection with the OREG 2 recovered energy project, we plan to construct four power plants along the Northern Border natural gas pipeline. Each of the four facilities will have a net capacity of 5.5 MW. We are in advanced construction activities for two of the facilities, which will be completed by the end of 2008 or early 2009. The other two facilities are scheduled to be completed by the end of 2009.

Peetz Project.  We are in advanced construction activities for the Peetz recovered energy project, a 4 MW power plant along a natural gas pipeline near Denver, Colorado. The facility is scheduled to be commissioned in mid-2009.

East Brawley.  We plan to construct and have begun manufacturing equipment and exploration drilling for an additional power plant with capacity of up to 50 MW power plant in the Brawley known geothermal resource area in Imperial County, California, adjacent to the North Brawley project. Completion of the project is projected for the end of 2009.

GRE Project.  We are developing a 5.3 MW recovered energy generation project for Great River Energy, which will be located along the Northern Border pipeline in Martin County, Minnesota. We recently signed a 20-year power purchase agreement with Great River Energy. We expect this facility to be commissioned in late 2009 or early 2010.

We have budgeted approximately $705 million for the projects described above and have invested approximately $318 million of such budget as of September 30, 2008, and expect to invest approximately $80 million during the rest of 2008.

In addition to the above projects, our operating projects have capital expenditure requirements for the rest of 2008 and in 2009 of approximately $64 million. We plan to start other construction and enhancement of additional projects, and we have various leases for geothermal resources, in which we have started exploration activity, for a total investment amount of approximately $49 million for the rest of 2008 and 2009. We also plan to invest approximately $5 million in machinery and equipment, including drilling equipment, in the rest of 2008 and in 2009.

We do not anticipate material capital expenditures in the near term for any of our operating projects, other than those described above and other than new projects beyond 2008.

Exposure to Market Risks

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets could lead to an extended worldwide economic recession. While, based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plan during the next twelve months, if worldwide economic conditions worsen, the cost of obtaining financing for our project needs may increase significantly or such financing may not be available at all. In addition, a prolonged economic slowdown could reduce worldwide demand for energy, including our geothermal energy, REG and other products.

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

As of September 30, 2008, 98.2% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 1.8% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of September 30, 2008, $6.2 million of our debt remained subject to some floating rate risk. As such, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities, commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

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

In the fourth quarter of 2007 and prior quarters of 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. While we continue to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. We concluded that the fair value of these auction rate securities at September 30, 2008 and December 31, 2007 was $6.8 million and $8.4 million, respectively, a decline of $4.4 million and $2.8 million, respectively, from par value of $11.2 million. Of this amount, $0.8 million as of December 31, 2007 was deemed temporary, as we believed the decline in market value was due to general market conditions. Based upon our evaluation of available information, we believed these investments generally to be of high credit quality, as substantially all of the investments carried an AA credit rating. In addition, we had the intent and ability to hold these investments until anticipated recovery in market value occurs. Accordingly, we recorded an unrealized loss on these securities of $0.6 million in the six months ended June 30, 2008 and $0.8 million in the year ended December 31, 2007 in other comprehensive loss. We concluded that an amount of $0.3 million in the six months ended June 30, 2008, and $2.0 million in the year ended December 31, 2007 of the decline was other-than-temporary and recorded impairment charges for these amounts. In the third quarter of 2008, due to the recent deterioration in market conditions and the significant decline in the fair value indicated for the auction rate securities, we concluded that the decline is now other-than-temporary and recorded an impairment charge of $2.4 million in other non-operating income (expense) for the nine months ended September 30, 2008. Such amount includes $0.8 million, which had been included in other comprehensive loss as of December 31, 2007.

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

Southern California Edison accounted for 29.8% and 41.3% of our total revenues for the three months ended September 30, 2008 and 2007, respectively, and 30.2% and 32.3% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounts for 16.1% and 15.1% of our total revenues for the three months ended September 30, 2008 and 2007, respectively, and 17.6% and 14.1% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively.

Sierra Pacific Power Company accounted for 7.6% and 7.0% of our total revenues for the three months ended September 30, 2008 and 2007, respectively, and 9.7% and 8.6% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim approximately 10% of the cost of each new geothermal power plant in the United States as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a “production tax credit”, which in 2008 is 2.1 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed on the electricity output of new geothermal power plants put into service by December 31, 2010. Credit may be claimed for ten years on the output from any new geothermal power plants put into service prior to December 31, 2010. The owner of the project must choose between the production tax credit and the 10% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the production tax credit or the investment credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost maybe deducted in the first few years than during the remainder of the depreciation period. If we claim the investment credit, our “tax base” in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim a production tax credit; there is no reduction in the tax basis for depreciation.

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

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2008 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the three months period ended September 30, 2008 other than as described below.

On April 26, 2008, our Nicaraguan subsidiary, Ormat Momotombo Power Company (OMPC), received notice of an administrative order issued by the Ministry of Natural Resources and Environment of Nicaragua (MARENA) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The order was issued following an administrative hearing in the first instance at which OMPC was found liable for the environmental and other infractions. OMPC appealed the order to MARENA. OMPC’s appeal was denied on July 15, 2008, and OMPC was sanctioned with a nominal fine. The order and denial of appeal by MARENA are subject to further appeal in the Nicaraguan judicial courts. We disagree with the MARENA order finding OMPC liable for significant environmental infractions and on August 6, 2008, we pursued the judicial appeal process. On August 14, 2008, the Court of Appeal of the Judicial District of Managua admitted the motion of appeal filed by OMPC against MARENA and MARENA’s administrative order. The Court of Appeal issued a compulsory order of suspension of the legal effects of the appealed administrative resolution and submitted the motion and judicial records to the knowledge of the Constitutional Chamber of the Supreme Court of Justice for its consideration and final ruling on the merits of the case. In addition, this dispute is subject to the dispute resolution provisions contained in the Foreign Investment Contract entered into between OMPC and the Nicaraguan government in June 1999. All penalties incurred by OMPC as a result of these violations are stayed until OMPC has exhausted the legal remedies available to it under Nicaraguan law. If the administrative order is upheld at the end of these review processes in a final non-appealable decision, OMPC may be required to suspend indefinitely its operating activities relating to the project and implement a plan of environmental remediation. The net book value of the geothermal power plant as of September 30, 2008 is $15.9 million.

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

A comprehensive discussion of our risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 5, 2008, which is further updated by the addition of the risk factor discussed below.

A global recession and continued credit constraints could adversely affect us.

Recent disruption in the global credit markets, failures or material business deterioration of investment banks, commercial banks, and other financial institutions and intermediaries in the United States and elsewhere around the world, and significant reductions in asset values across businesses, households and individuals, combined with other financial and economic indicators, raise significant concerns of a potential global recession. If these conditions continue or worsen, they may result in reduced worldwide demand for energy and difficulties in obtaining financing, which may adversely affect both our Electricity and Products Segments. Risks we might face could include:

•	potential declines in revenues in our Products Segment due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers;

•	potential declines in revenues from some of our existing geothermal power projects as a result of curtailed electricity demand;

•	potential adverse impacts on our ability to access credit and other financing sources (and the cost thereof) beyond the approved credit lines we have. This may impact our ability to finance future acquisitions or significant capital expenditures relating to new projects; and

•	potential adverse impacts on our customers’ ability to pay, when due, amounts payable to us and related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if this occurs, or to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws.

Any such impacts could adversely affect our business, financial condition, operating results and cash flow.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third fiscal quarter of 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt except as described under “Liquidity and Capital Resources” regarding the Bank Hapoalim credit facility.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended on September 30, 2008.

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

ORMAT TECHNOLOGIES, INC.

By:	/s/ JOSEPH TENNE
Name:     Joseph Tenne

Title:	Chief Financial Officer

Date: November 5, 2008

EXHIBIT INDEX

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.