Form 10-K
period 2008-12-31
ORMAT TECHNOLOGIES, INC.
filed 2009-03-02
CIK 1296445

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-32347
ORMAT TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	88-0326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $977,767,006 based on the closing price as reported on the New York Stock Exchange.

The number of outstanding shares of common stock of the registrant, as of February 24, 2009, was 45,353,120.

Documents Incorporated by Reference: Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2008.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

Cautionary Note Regarding Forward-Looking Statements

This annual report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this annual report, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7, “Risk Factors” contained in Part I, Item IA, and “Notes to Financial Statements” contained in Part II, Item 8 of this annual report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this annual report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	financial market conditions and the results of financing efforts;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate; and

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful.

PART I

ITEM 1.	BUSINESS

Certain Definitions

Unless the context otherwise requires, all references in this annual report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries. The “OFC Senior Secured Notes” refers to the 8 1/4% Senior Secured Notes due 2020 that were issued in February 2004 by our subsidiary, Ormat Funding Corp. The “OrCal Senior Secured Notes” refers to the 6.21% Senior Secured Notes due 2020 that were issued in December 2005 by our subsidiary, OrCal Geothermal Inc. “OPC Tax Monetization Transaction” refers to a financing transaction involving four of our Nevada power plants in which institutional equity investors purchased an interest in our special purpose subsidiary that owns such plants, with a view to obtaining certain tax benefits.

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants, usually using equipment that we design and manufacture. Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala, Kenya, Nicaragua and New Zealand, as well as recovered energy generation (REG) plants in the United States.

The charts below show the relative contributions of the Electricity Segment and the Products Segment to our consolidated revenues and the geographical breakdown of our segment revenues for our fiscal year ended December 31, 2008. Additional information concerning our segment operations, including year-to-year comparisons of revenues, the geographical breakdown of revenues, cost of revenues, results of operations, and trends and uncertainties is provided below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data”.

The following chart sets forth a breakdown of revenues for the year ended December 31, 2008:

The following chart sets forth the geographical breakdown of the revenues attributable to our Electricity Segment for the year ended December 31, 2008:

The following chart sets forth the geographical breakdown of the revenues attributable to our Products Segment for the year ended December 31, 2008:

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

In addition to our geothermal energy business, we manufacture products that produce electricity from recovered energy or so-called “waste heat”. We also construct, own, and operate recovered energy projects. Recovered energy represents residual heat that is generated as a by-product of gas turbine-driven compressor stations and a variety of industrial processes, such as cement manufacturing. Such residual heat, that would otherwise be wasted, may be captured in the recovery process and used by recovered energy power plants to generate electricity without burning additional fuel and without additional emissions.

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

On May 14, 2008, we submitted to the New York Stock Exchange (NYSE) an Annual Written Affirmation, in the prescribed form and with no qualifications, regarding our compliance with the NYSE’s Corporate Governance listing standards. In addition, our reports on Form 10-K, 10-Q and 8-K, and amendments to those reports are available at our website www.ormat.com for downloading, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. Our Code of Business Conduct and Ethics, Code of Ethics Applicable to Senior Executives, Audit Committee Charter, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Insider Trading Policy, as amended, are also available at our website address mentioned above. The content of our website, however, is not part of this annual report.

You may request a copy of our SEC filings, as well as the foregoing corporate documents, at no cost to you, by writing to the Company address appearing in this annual report or by calling us at (775) 356-9029.

Our Power Generation Business

We own or control, and operate geothermal and recovered energy projects in the United States. We also own or control, and operate geothermal projects in Guatemala, Kenya, Nicaragua and New Zealand. We continue to pursue opportunities to acquire and develop similar projects throughout the world. Most of our projects are located in regions where there is, or is expected to be, demand for additional generating capacity. During the year ended December 31, 2008, we substantially completed the construction of power plants that added an additional capacity of approximately 109 megawatts (MW). This increase in our owned generating capacity is primarily attributable to the following:

•	The 10 MW Heber South plant at the Heber Complex in California, which commenced operation in April 2008.

•	The 8 MW GDL project in New Zealand, which commenced commercial operation in September 2008.

•	An increase of 35 MW, attributable to Phase II of Olkaria III in Kenya. The construction and testing was substantially completed in December 2008 and the project commenced commercial operation in January 2009.

•	A 5.5 MW recovered energy generation unit at the OREG 2 project in North Dakota, which commenced commercial operation in December 2008.

•	The 50 MW North Brawley project in California. The construction was substantially completed in December 2008 and we expect to reach commercial operation and sale of power in commercial quantities in the second quarter of 2009.

Offset by:

•	A 2 MW decrease in the Momotombo project as a result of a decline in the geothermal reservoir.

•	A 1 MW decrease in the Brady project as a result of decline in the geothermal reservoir.

Projects in Operation

The table below summarizes certain key non-financial information relating to our projects that are in operation and, in the case of North Brawley, start-up phase, as of December 31, 2008:

			Ormat
			Share in
			Generating
			Capacity		Power	Contracts
Project	Location	Ownership(1)	(in MW)(2)		Purchaser	Expiration

Domestic
Ormesa Complex	East Mesa, California	100%	57		Southern California Edison Company	2018
Heber Complex(3)	Heber, California	100%	92	(4)	Southern California Edison Company and Southern California Power Public Authority	2015/2023/2031
Steamboat Complex(5)	Steamboat, Nevada	100%	84		NV Energy, Inc.	2018/ 2022/2026/2028
Mammoth Complex	Mammoth Lakes, California	50%	14.5		Southern California Edison Company	2014/2020
Puna	Puna, Hawaii	100%	30		Hawaii Electric Light Company	2027
Brady Complex	Churchill County, Nevada	100%	22		NV Energy, Inc.	2022/2027
North Brawely(6)	Imperial County, California	100%	50		Southern California Edison Company	2029
OREG 1	North and South Dakota	100%	22		Basin Electric Power Cooperative	2031
OREG 2	North Dakota	100%	5.5	(7)	Basin Electric Power Cooperative	2033

Total For Domestic Projects under Ownership			377

Foreign
Momotombo	Nicaragua	100%	28		DISNORTE/DISSUR	2014
Zunil	Guatemala	100%	24		Instituto Nacional de Electricidad	2019
Olkaria III Complex(8)	Kenya	100%	48		Kenya Power and Lighting Co. Ltd.	2029
Amatitlan	Guatemala	100%	20	(9)	Instituto Nacional De Electricidad	2026
GDL	New Zealand	100%	8		Norske Skog Tasman Ltd.	2015

Total For Foreign Projects under Ownership			128

Total For Projects under
Ownership:			505

(1)	We own and operate all but three of our projects. Those exceptions are: the Momotombo project in Nicaragua, which we do not own but which we control and operate through a concession arrangement with the Nicaraguan government; the GDL project in New Zealand, which we own but is operated by a third party under an operating and maintenance (O&M) agreement; and the Mammoth project, in which we have a 50% ownership interest. Two financial institutions hold equity interests in one of our subsidiaries that owns the Desert Peak 2, Steamboat Hills, Galena 2 and Galena 3 projects. In this chart, we show these projects as being 100% owned because all of the generating capacity is owned by our consolidated subsidiaries and we control the operation of the projects. The nature of the equity interests held by the financial institutions is described in Item 7 under the heading “OPC Tax Monetization Transaction”.

(2)	References to generating capacity refers to the gross capacity less auxiliary power, in the case of all of our existing domestic projects and the Momotombo, Amatitlan, Olkaria III and GDL projects (four of our foreign projects), and to the generating capacity that is subject to the “take or pay” power purchase agreements in the case of the Zunil project (one of our foreign projects). We determine the generating capacity figures in any given year from available historical operational data of our operating projects taking into account resource capabilities. This column represents our net ownership in such generating capacity.

In any given year, the actual power generation of a particular project may differ from that project’s generating capacity due to variations in ambient temperature and operational issues affecting performance during that year. In 2008, the total actual power generation of the projects we operate in the U.S. was approximately 234,000 MWh lower than the energy potential commensurate with our generating capacity due to operational factors discussed elsewhere in this annual report.

(3)	The Heber complex includes the Heber 1 and 2 projects and the Heber South project.

(4)	Subject to drilling of an additional well for the Heber South project.

(5)	The Steamboat complex includes the Steamboat 1A project, the Steamboat 2 and 3 projects, the Burdette project, the Steamboat Hills project, the Galena 2 project, and the Galena 3 project.

(6)	We substantially completed the construction of the North Brawley project in December 2008 and expect to reach commercial operation and sale of power in commercial quantities during the second quarter of 2009. Until then the plant is expected to run at partial load.

(7)	One out of four units of the OREG 2 project reached commercial operation in December 2008 and an additional unit came on line in January 2009. The remaining two units of the project are expected to come on line by the end of 2009.

(8)	The Olkaria Complex includes 13 MW Phase I and the 35 MW Phase II, which reached commercial operation in January 2009.

(9)	Currently the project operates at 17 MW and we are in the process of drilling another well.

Projects under Construction

The table below summarizes certain key non-financial information relating to projects that were under construction as of December 31, 2008:

				Ormat Share
			Projected	in Projected
			Commercial	Generating
			Operation	Capacity
Project	Location	Ownership	Date	(in MW)	Power Purchaser	Contract Expiration

OREG II	North Dakota, Montana and Minnesota	100%	2009(1)	16.5	Basin Electric Power Cooperative	25 years from January 1st, following commissioning of the project
Peetz	Denver, Colorado	100%	Early 2009	4	Highline Electric Association	20 years following commercial operation date(2)
Puna	Puna, Hawaii	100%	End 2009	8	Hawaii Electric Light Company(3)	N/A
GRE(4)	Minnesota	100%	End 2009	5.3	Great River Energy	20 years following commercial operation date
East Brawley	Imperial County, California	100%	2010	30	Southern California Power Public Authority(5)	N/A
Jersey Valley	Nevada	100%	2010/2011	18-30	NV Energy, Inc.	20 years following commercial operation date

Total				82-94

(1)	One unit out of the four units of the OREG 2 project reached commercial operation in December, 2008 and an additional unit came on line in January, 2009. The remaining two units of the project are expected to come on line by the end of 2009.

(2)	The power purchase agreement for the Peetz project will expire the earlier of 20 years from the commercial operation date or the end of 2029.

(3)	The power purchase agreement is currently under negotiation with Hawaii Electric Light Company.

(4)	The GRE project is a recovered energy generation power plant.

(5)	The power purchase agreement is currently under negotiation with Southern California Power Public Authority.

Projects under Development

The table below summarizes certain key non-financial information relating to projects that are under development, which, if implemented, will come on line after 2009:

			Ormat Share
			in Projected
			Generating
			Capacity	Power
Project	Location	Ownership	(in MW)	Purchaser	Contract Expiration

Carson Lake(1)	Nevada	100%	18-30	NV Energy, Inc.	20 years following commercial operation date
Mammoth	Mammoth Lakes, California	50%	10-15	Southern California(2) Edison Company	NA
Imperial Valley	Imperial County, California	100%	50	Southern California Edison Company	20 years following commercial operation date
Sarulla	Indonesia	12.75%	43	PT Perusahaan Listrik Negara	NA(3)
McGinness Hills	Nevada	100%	30	NA	NA

Total			151-168

(1)	The recent exploration results show that the deep resource cannot support a commercial project. We are currently evaluating the shallow resource at this location.

(2)	We are currently negotiating a power purchase agreement with Southern California Edison Company.

(3)	The contract will expire 360 months after completion of the last stage of the project, and in all cases, 504 months after the effective date of the contract, which is subject to financing closing.

In addition to the projects listed above, we have other projects in early development.

Substantially all of the revenues that we currently derive from the sale of electricity are pursuant to long-term power purchase agreements. Approximately 74.0% of our total revenues in the year ended December 31, 2008 from the sale of electricity by our domestic projects were derived from power purchasers that currently have investment grade credit ratings. The purchasers of electricity from our foreign projects are either state-owned or private entities. We have obtained political risk insurance from the Multilateral Investment Guarantee Agency of the World Bank Group (MIGA) or from Zurich Re, a private sector political risk insurer, for all of our foreign projects (with the exception of a portion of the Zunil project for which we are currently negotiating insurance coverage) in order to cover a portion of any loss that we may suffer upon the occurrence of certain political events covered by such insurance.

Development, Construction and Acquisition.  We have experienced significant growth in recent years, principally through development and construction of new power plants and the expansion and enhancement of our existing projects. We currently expect to continue growing our power generation business through:

•	the development and construction of new geothermal and recovered energy-based power plants;

•	acquiring geothermal leases for future development and exploration;

•	entering into new host agreements for development of recovered energy generation projects;

•	the expansion and enhancement of our existing projects; and

•	the acquisition of additional geothermal assets from third parties.

As part of these efforts, we regularly monitor requests for proposals from, and submit bids to, investor-owned and other electric utilities in the United States to provide additional generating capacity, primarily in the western United States where geothermal resources are generally concentrated. During 2008, we responded to several requests for proposals issued by different utilities interested in purchasing renewable energy. There can be no assurance, however, that we will succeed in negotiating power purchase agreements with the various utilities. We also respond to international tenders issued by foreign state-owned electric utilities for the development, construction and operation of new geothermal power plants. In addition, we apply our technological expertise to upgrade the facilities of our existing geothermal power plants and to continuously monitor and manage our existing geothermal resources in order to increase the efficiency and generating capacity of such facilities.

We are currently in various stages of development of new projects and construction of new and existing projects. Based on our current development and construction schedule, which is subject to change at any time and which may not be met in its entirety, in 2009 and 2010 we expect to bring on line between 82 MW and 94 MW in generating capacity from recovered energy power plants and from geothermal power plants in the United States.

The total of owned generating capacity that we have under construction and under development is between 233 MW and 262 MW.

We are a member in a consortium which is in the process of developing a geothermal power project in Indonesia of approximately 340 MW. The consortium is currently negotiating a power purchase agreement with a local utility. We estimate that our minority interest in the project will be equivalent to 43 MW, taking into account our 12.75% ownership in the consortium. The project is currently expected to come on line in phases between 2011 and 2013, without taking into account any additional delays associated with either the negotiation of the power purchase agreement or the financing of the project.

Our Products Business

We design, manufacture and sell products for electricity generation and provide the related services described below. Generally, we manufacture products only against customer orders and do not manufacture products for our own inventory.

Power Units for Geothermal Power Plants.  We design, manufacture and sell power units for geothermal electricity generation, which we refer to as Ormat Energy Converters or “OECs”. Our customers include contractors and geothermal plant owners and operators.

Power Units for Recovered Energy-Based Power Generation.  We design, manufacture and sell power units used to generate electricity from recovered energy or so-called “waste heat.” That heat is generated as a residual by-product of gas turbine-driven compressor stations and a variety of industrial processes, such as cement manufacturing, and is not otherwise used for any purpose. Our existing and target customers include interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators, and other companies engaged in other energy-intensive industrial processes.

Remote Power Units and Other Generators.  We design, manufacture and sell fossil fuel powered turbo-generators with a capacity ranging between 200 watts and 5,000 watts, which operate unattended in extreme climate conditions, whether hot or cold. Our customers include contractors installing gas pipelines in remote areas. In addition, we design, manufacture and sell generators for various other uses, including heavy duty direct-current generators.

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

History

We were formed by Ormat Industries Ltd. (also referred to in this annual report as the “Parent”, “Ormat Industries”, “the parent company” or “our parent”) in 1994 in the State of Delaware for the purpose of investing and holding ownership interests in power projects, as well as constructing and operating power plants owned by us and by third parties. Ormat Industries, which is based in Israel, is an international power systems company whose predecessor, Ormat Turbines Ltd., was founded in 1965 by Lucien and Dita Bronicki for the principal purpose of developing equipment for the production of a clean, renewable and generally sustainable form of energy. Ormat Industries sold to us its business relating to the manufacturing and sale of energy-related equipment and services. Following this sale, we now hold all of Ormat Industries’ power generation products business. Ormat Industries owns approximately 56.1% of our outstanding common stock.

Industry Background

Geothermal Energy

Most of our projects in operation produce electricity from geothermal energy. Geothermal energy is a clean and generally renewable energy source that, because it does not utilize combustion of fossil fuels in the production of electricity, releases significantly lower levels of emissions than those that result from energy generation based on the burning of fossil fuels.

Hydrothermal geothermal-electricity generation — Hydrothermal geothermal energy is derived from naturally occurring hydrothermal reservoirs that are formed when water comes sufficiently close to hot rock to heat the water to temperatures of 300 degrees Fahrenheit or more. The heated water then ascends toward the surface of the earth where, if geological conditions are suitable for its commercial extraction, it can be extracted by drilling geothermal wells. The energy necessary to operate a geothermal power plant is typically obtained from several such wells which are drilled using established technology that is in some respects similar to that employed in the oil and gas industry. Geothermal production wells are normally located within approximately one to two miles of the power plant as geothermal fluids cannot be transported economically over longer distances due to heat and pressure loss. The geothermal reservoir is a renewable source of energy if natural ground water sources and reinjection of extracted geothermal fluids are adequate over the long-term to replenish the geothermal reservoir following the withdrawal of geothermal fluids and if the well field is properly operated. Geothermal energy projects typically have higher capital costs (primarily as a result of the costs attributable to well field development) but tend to have significantly lower variable operating costs, principally consisting of maintenance expenditures, than fossil fuel-fired power plants that require ongoing fuel expenses. In addition, because geothermal energy projects produce 24hr/day weather independent power, the variable operating costs are lower.

Enhanced Geothermal Systems (EGS) — An Enhanced Geothermal Systems (or EGS) has been broadly defined as a subsurface system that may be artificially created to extract heat from hot rock where the characteristics required for a hydrothermal system, i.e., permeability and aquifers, are non existent. A project that uses EGS techniques would recover the thermal energy from the subsurface rocks by creating or accessing a system of open fractures in the rock through which water can be injected, heated through contact with the hot rock, returned to the surface in production wells and transferred to a power unit. Ormat is currently working on two EGS research and development projects where it is testing the myriad of technologies that are required to create such subsurface systems.

Co-produced Geothermal from Oil and Gas fields, geo-pressurized resources — Another source of geothermal energy is hot water produced from oil and gas production. This application is referred to as “Co-produced Fluids”. In some oil and gas fields, water is produced as a by product of the oil and gas extraction. When the wells are deep the fluids are often at high temperatures and if the water volume is significant, the hot water can be used for power generation in equipment similar to a geothermal power plant.

Geothermal Power Plant Technologies

Geothermal power plants generally employ either binary systems or conventional flash systems, as described below. In our projects, we also employ our proprietary technology of combined geothermal cycle systems. See “Our Technology”.

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

An additional factor fueling recent growth in the renewable energy industry is global concern about the environment. Power plants that use fossil fuels generate higher levels of air pollution and their emissions have been linked to acid rain and global warming. In response to an increasing demand for “green” energy, many countries have adopted legislation requiring, and providing incentives for, electric utilities to sell electricity generated from renewable energy sources. In the United States, Arizona, California, Colorado, Connecticut,

Delaware, Hawaii, Illinois, Iowa, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, New Hampshire, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oregon, Ohio, Pennsylvania, Rhode Island, South Dakota, Texas, Utah, Virginia, Vermont, Washington, Wisconsin and the District of Colombia have all adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. Florida, Indiana, Kentucky, Nebraska and Oklahoma have either proposed or are studying the adoption of RPS or similar laws. Twenty six states (including California, Nevada and Hawaii, where we have been the most active in our geothermal energy development and in which all of our U.S. geothermal projects are located) and the District of Columbia define geothermal resources as “renewables”. According to the U.S. Environmental Protection Agency (EPA), twelve states have enacted RPS and Alternative Portfolio Standards (APS) that include some form of combined heat and power and/or waste heat recovery. The twelve states are: Colorado, Connecticut, Hawaii, Massachusetts, Nevada, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Utah and Washington. We believe that these legislative measures and initiatives present a significant market opportunity for us. For example, California generally requires that each investor-owned electric utility company operating within the state increase the amount of renewable generation in its resource mix by at least 1% of its retail sales annually so that 20% of its retail sales are procured from eligible renewable energy sources by 2010. In November 2008, California, by executive order, adopted a goal for all retailers of electricity to serve 33% of their load with renewable energy by 2020. California’s three large electric utilities collectively served 12.7% of their 2007 electricity retail sales with renewable power. Nevada’s renewable portfolio standard requires each Nevada electric utility to obtain 9% of its annual energy requirements from renewable energy sources in 2007-2008, which requirement thereafter increases by 3% every two years until 2015, when 20% of such annual energy requirements must be provided from renewable energy sources or energy efficiency projects. As of December 2007, 9.4% of the electricity retail sales in Nevada were from renewable energy sources. Hawaii’s renewable portfolio standard requires each Hawaiian electric utility to obtain 10% of its net electricity sales from renewable energy sources by December 31, 2010, 15% by December 31, 2015; and 20% by December 31, 2020. In 2007, Hawaiian Electric Company and its subsidiaries achieved a consolidated renewable portfolio standard of 15.9%.

Regional Initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. For example, ten Northeast and Mid-Atlantic states are part of the Regional Greenhouse Gas Initiative (RGGI), a regional cap-and trade system to limit carbon dioxide. RGGI is the first mandatory, market-based carbon dioxide emissions reduction program in the United States. The first-in-the-nation auction of carbon dioxide allowances was held in September 2008. Under RGGI, the ten participating states plan to stabilize power sector carbon emissions at their capped level, and then reduce the cap by 10% at a rate of 2.5% each year between 2015 and 2018.

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

The federal government also encourages production of electricity from geothermal resources through certain tax subsidies. Under the recently enacted American Recovery and Reinvestment Act (ARRA), we are permitted to claim 30% of the cost of the equipment of each new geothermal power plant in the United States when such plant is placed in service as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a “production tax credit”, which in 2008 was 2.1 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output from any new geothermal power plants put into service prior to December 31, 2013. The owner of the project must choose between the production tax credit and the 30% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward.

Another alternative available in 2009 and 2010 is a grant in lieu of investment tax credit, for the amount of the investment tax credit. Whether we claim the production tax credit or the investment tax credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If we claim the investment tax credit, our “tax base” in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim a production tax credit, there is no reduction in the tax basis for depreciation.

Collectively, these tax benefits (to the extent fully utilized) have a present value equivalent to approximately 30% to 40% of the capital cost of a new project.

Production of electricity from geothermal resources is also supported under the new “Temporary Program For Rapid Deployment of Renewable Energy and Electric Power Transmission Projects” established with the U.S. Department of Energy as part of the Department of Energy’s existing Innovative Technology Loan Guarantee Program. The new program: (i) extends the scope of the existing federal loan guarantee program to cover renewable energy projects, renewable energy component manufacturing facilities and electricity transmission projects that embody established commercial, as well as innovative, technologies; and (ii) provides an appropriation to cover the “credit subsidy costs” of such projects (meaning the estimated average costs to the federal government from issuing the loan guarantee, equivalent to a lending bank’s loan loss reserve).

To be eligible for a guarantee under the new program, a supported project must break ground, and the guarantee must be issued, by September 30, 2011. A project supported by the federal guarantee under the new program must pay prevailing federal wages.

Based on the appropriation of $6 billion dollars to pay the credit subsidy costs of guarantees issued under the new program, it is likely that between $60 billion to $120 billion of financing (assuming average subsidy requirements between 10% and 5%, respectively) will be available to eligible projects, including geothermal power plants.

On December 15, 2007, delegates from nearly 190 nations, including the U.S., announced in Bali the adoption of a plan that will be negotiated through 2009 and ultimately would succeed the Kyoto Protocol following 2012.

Outside of the United States, the majority of power generating capacity has historically been owned and controlled by governments. Since the early 1990s, however, many foreign governments have privatized their power generation industries through sales to third parties and have encouraged new capacity development and/or refurbishment of existing assets by independent power developers. These foreign governments have taken a variety of approaches to encourage the development of competitive power markets, including awarding long-term contracts for energy and capacity to independent power generators and creating competitive wholesale markets for selling and trading energy, capacity and related products. Some countries have also adopted active governmental programs designed to encourage clean renewable energy power generation. Several Latin American countries have rural electrification programs and renewable energy programs. For example, Guatemala, where our Zunil and Amatitlan projects are located, approved in November 2003 a law which creates incentives for power generation from renewable energy sources by, among other things, providing economic and fiscal incentives such as exemptions from taxes on the importation of relevant equipment and various tax exemptions for companies implementing renewable energy projects. Another example is New Zealand, where Ormat has been actively designing and supplying geothermal power solutions since 1986 and where our GDL project is located. The New Zealand government’s policies to fight climate change include the establishment of an emissions trading scheme to put a price on greenhouse gas with the goal of increasing renewable electricity generation to ninety per cent of New Zealand’s total electricity generation by 2025.

We believe that these developments and governmental plans will create opportunities for us to acquire and develop geothermal power generation facilities internationally as well as create additional opportunities for our Products Segment.

In addition to our geothermal power generation activities, we are pursuing recovered energy-based power generation opportunities in North America and the rest of the world. We believe recovered energy-based power generation will benefit from the increased attention to energy efficiency. For example, in the United States, the Federal Energy Regulatory Commission (FERC) has indicated its position that the primary goal of natural gas pipeline design should be the efficient, low-cost transportation of fuel, including the use of waste heat (recovered energy) from combustion turbines or reciprocating engines that drive station compressors to generate electricity for use at compressor stations or for commercial sale. FERC has requested natural gas pipeline operators filing for a certificate of approval for new pipeline construction or expansion projects to discuss “opportunities to enhance efficiencies for any energy consumption processes in the development and operation” of the new pipeline. We have initially targeted the North American market, where we have begun to build power plants, which generate electricity from “waste heat” from gas turbine-driven compressor stations along interstate natural gas pipelines, from midstream gas processing facilities, and from processing industries in general.

Further supporting recovered energy-based power generation, several states, as well as the federal government, have recognized the environmental benefits of recovered energy-based power generation. For example, Colorado, Connecticut, Hawaii, Massachusetts, Nevada, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Utah and Washington allow electric utilities to include recovered energy-based power generation in calculating their compliance with renewable portfolio standards. In addition, North Dakota, South Dakota and the U.S. Department of Agriculture (through the Rural Utilities Service) have approved recovered energy-based power generation units as renewable energy resources, which qualifies recovered energy-based power generators (whether in those two states or elsewhere in the United States) for federally funded, low interest loans. We believe that the European market has similar potential and we expect to leverage our early success in North America in order to expand into Europe and other markets worldwide. In North America alone, we estimate the potential total market for recovered energy-based power generation to be over 1,000 MW.

Competitive Strengths

Competitive Assets.  Our assets are competitive for the following reasons:

•	Contracted Generation. Virtually all of the electricity generated by our geothermal power plants is currently sold pursuant to long-term power purchase agreements, providing generally predictable cash flows.

•	Baseload Generation. All of our geothermal power plants supply all or a part of the baseload capacity of the electric system in their respective markets. This means they supply electric power on an around-the-clock basis. We have a competitive advantage over other renewable energy sources, such as wind power, solar power or hydro-electric power (to the extent dependent on precipitation), which compete with us to meet electric utilities’ renewable portfolio requirements but which cannot serve baseload capacity because of their weather dependence and thus intermittent nature of these other renewable energy sources.

•	Competitive Pricing. Geothermal power plants, while site specific, are economically feasible to develop, construct, own and operate in many locations, and the electricity they generate is generally price competitive as compared to electricity generated from fossil fuels or other renewable sources under existing economic conditions and existing tax and regulatory regimes.

•	Ability to Finance Our Activities from Internally Generated Cash Flow. The cash flow generated by our portfolio of operating geothermal and REG power plants provides us with a robust and predictable base for our exploration, development and construction activities, to a certain level without the need to tap into external liquidity sources. We believe that this gives us a competitive advantage over certain competitors whose activities are dependent on external credit and financing sources, particularly in light of the current global credit and financial crisis.

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

Highly Experienced Management Team.  We have a highly qualified senior management team with extensive experience in the geothermal power sector. Key members of our senior management team have worked in the power industry for most of their careers and average over 25 years of industry experience.

Technological Innovation.  We have been granted 75 U.S. patents relating to various processes and renewable resource technologies. All of our patents are internally developed and therefore costs related thereto are expensed as incurred. Our ability to draw upon internal resources from various disciplines related to the geothermal power sector, such as geological expertise relating to reservoir management, and equipment engineering relating to power units, allows us to be innovative in creating new technologies and technological solutions.

No Exposure to Fuel Price Risk.  A geothermal power plant does not need to purchase fuel (such as coal, natural gas, or fuel oil) in order to generate electricity. Thus, once the geothermal reservoir has been identified and estimated to be sufficient for use in a geothermal power plant and the drilling of wells is complete, the plant is not exposed to fuel price or fuel delivery risk apart from the impact fuel prices may have on the price at which we sell power under power purchase agreements that are based on the relevant power purchaser’s avoided cost.

Business Strategy

Our strategy is to continue building a geographically balanced portfolio of geothermal and recovered energy assets, and to continue to be a leading manufacturer and provider of products and services related to renewable energy. We intend to implement this strategy through:

•	Development and Construction of New Projects — continuously seeking out commercially exploitable geothermal resources, developing and constructing new geothermal and recovered energy-based power projects and entering into long-term power purchase agreements providing stable cash flows in jurisdictions where the regulatory, tax and business environments encourage or provide incentives for such development and which meet our investment criteria;

•	Developing Recovered Energy Projects — establishing a first-to-market leadership position in recovered energy projects in North America and building on that experience to expand into other markets worldwide;

•	Acquisition of New Assets — acquiring from third parties additional geothermal and other renewable assets that meet our investment criteria;

•	Increasing Output from Our Existing Projects — increasing output from our existing geothermal power projects by adding additional generating capacity, upgrading plant technology, and improving geothermal reservoir operations, including improving methods of heat source supply and delivery; and

•	Technological Expertise — investing in research and development of renewable energy technologies including in the solar energy field and leveraging our technological expertise to continuously improve power plant components, reduce operations and maintenance costs, develop competitive and environmentally friendly products for electricity generation and target new service opportunities.

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

How We Obtain Development Sites and Geothermal Resources.  For domestic projects, we either lease or own the sites on which our power plants are located. In our foreign projects, our lease rights for the plant site are generally contained in the terms of a concession agreement or other contract with the host government or an agency thereof. In certain cases, we also enter into one or more geothermal resource leases (or subleases) or a concession or other agreement granting us the exclusive right to extract geothermal resources from specified areas of land, with the owners (or sublessors) of such land. A geothermal resource lease (or sublease) or a concession or other agreement will usually give us the right to explore, develop, operate and maintain the geothermal field including, among other things, the right to drill wells (and if there are existing wells in the area, to alter them) and build pipelines for transmitting geothermal fluid. In certain cases, the holder of rights in the geothermal resource is a governmental entity and in other cases a private entity. Usually, the terms of the lease (or sublease) and concession agreement correspond to the terms of the relevant power purchase agreement. In certain other cases, we own the land where the geothermal resource is located, in which case there are few restrictions on its utilization. Leasehold interests in federal land in the United States are regulated by the Bureau of Land Management and the Minerals Management Service. These agencies have rules governing the geothermal leasing process. The rules include, among other things, a requirement that geothermal resources be offered through a competitive lease process; rules governing royalty and rental payments and lease terms and extensions; and “production incentives” for new facilities and qualified expansion facilities that are put into commercial operation by August 8, 2011.

How We Explore and Evaluate Geothermal Resources.  Historically we have located and developed proven geothermal resources. In 2006, we expanded our activities to include the exploration and identification of geothermal resources. After entering into an appropriate lease we carry out several tests followed by exploratory drilling first to validate and then to quantify the size of the potential geothermal resource. Resource validation and exploratory drilling is a long process that requires substantial capital investment, as it may necessitate the drilling of shallow temperature-gradient wells, “slim holes”, exploration wells, and production-sized exploration wells. We do not expect to succeed in developing every resource that undergoes exploration activity and will cease exploration activities on potential geothermal resources that will not support commercial operations.

How We Sell Electricity.  In the United States, the purchasers of power from our projects are typically investor-owned electric utility companies. Outside of the United States, the purchaser is typically a state-owned utility or a privately-owned entity and we typically operate our facilities pursuant to rights granted to us by a governmental agency pursuant to a concession agreement. In each case, we enter into long-term contracts (typically called power purchase agreements) for the sale of electricity or the conversion of geothermal resources into electricity. A project’s revenues under a power purchase agreement usually consist of two payments: energy payments and capacity payments (although our recent power purchase agreements provide for energy payments only). Energy payments are normally based on a project’s electrical output actually delivered to the purchaser measured in kilowatt hours, with payment rates either fixed or indexed to the power purchaser’s “avoided” costs (i.e., the costs the power purchaser would have incurred itself had it produced the power it is purchasing from third parties, such as us). Capacity payments are normally calculated based on the generating capacity or the declared capacity of a project available for delivery to the purchaser, regardless of the amount of electrical output actually produced or delivered. In addition, most of our domestic projects located in California are eligible for capacity bonus payments under the respective power purchase agreements upon reaching certain levels of generation.

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

We currently own 505 MW of generating capacity (See Note (2) on page 9) for an explanation of how we determine the generating capacity of our projects). As a result of our vertical integration, our proprietary technology and our operational and maintenance expertise, we have been successful in increasing the capacity, efficiency and performance of most of our acquired facilities in California, Hawaii and Nevada, and were able to use the staff required to operate these facilities more efficiently. For example, we have been able to increase the output of the Ormesa project by approximately 10 MW following its acquisition in 2002. We have also increased the capacity of the Heber complex by 20 MW.

Safety is a key area of concern to us. We believe that the most efficient and profitable performance of our projects can only be accomplished within a safe working environment for our employees. Our compensation and incentive program includes safety as a factor in evaluating our employees, and we have a well-developed reporting system to track safety and environmental incidents at our projects.

How We Finance Our Power Plants.  Historically we have funded our projects with a combination of non-recourse or limited recourse debt, lease financing, parent company loans (funds for which are derived from various liquidity sources available to us, as discussed in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources”) and internally generated cash. Such leveraged financing permits the development of projects with a limited amount of equity contributions, but also increases the risk that a reduction in revenues could adversely affect a particular project’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by plant subsidiaries to us are contingent on compliance with financial and other covenants contained in the financing documents.

Non-recourse debt or lease financing refers to debt or lease arrangements involving debt repayments or lease payments that are made solely from the project’s revenues (rather than our revenues or revenues of any other project) and generally are secured by the project’s physical assets, major contracts and agreements, cash accounts and, in many cases, our ownership interest in that project affiliate. These forms of financing are referred to as “project financing”. Project financing transactions generally are structured so that all revenues of a project are deposited directly with a bank or other financial institution acting as escrow or security deposit agent. These funds then are payable in a specified order of priority set forth in the financing documents to ensure that, to the extent available, they are used first to pay operating expenses, senior debt service (including lease payments) and taxes and to fund reserve accounts. Thereafter, subject to satisfying debt service coverage ratios and certain other conditions, available funds may be disbursed for management fees or dividends or, where there are subordinated lenders, to the payment of subordinated debt service.

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

We have also used a financing structure to monetize production tax credits and other favorable tax benefits derived from the financed projects and an operating lease arrangement for one of our projects.

The chart below summarizes the financing arrangements, if any, we are currently using for our operating power plant projects. As used below, “corporate funds” includes internally generated funds, borrowings under corporate credit lines, proceeds from sales of securities and other sources of liquidity. Additional information about these financing arrangements is in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources” and the footnotes of our financial statements.

Name of Project	Financing

Ormesa Complex	OFC Senior Secured Notes
Heber Complex	OrCal Senior Secured Notes
Steamboat Complex	OPC Tax Monetization (Steamboat Hills, Galena 2 and Galena 3), and OFC Senior Secured Notes (Steamboat 1A, Steamboat 2/3 and Burdette)
Mammoth Complex	OFC Senior Secured Notes
Brady Complex	OPC Tax Monetization (Desert Peak 2), and OFC Senior Secured Notes (Brady)
Puna Project	Operating Lease
OREG 1 Project	Corporate Funds
North Brawley	Corporate Funds
OREG 2 Projects	Corporate Funds
Momotombo Project	Project Finance
Olkaria III Project	Corporate Funds expected to be partially refinanced by Committed Senior Secured Project Finance Loan from group of European Development Finance Institutions.
Zunil Project	Senior Secured Project Loan from International Finance Corporation (IFC) Commonwealth Development Corporation (CDC)
Amatitlan Project	Corporate Funds
GDL Project	Corporate Funds

The current economic crisis could adversely affect our ability to obtain the kind of financing arrangements we have used in the past, and even if those arrangements are still available, the pricing and other terms of such arrangements may not be as favorable to us as in the past.

How We Mitigate International Political Risk.  We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries, as described below under the heading “Insurance”. To date, our political risk insurance contracts are with MIGA, a member of the World Bank Group, and Zurich Re, a private insurance and re-insurance company. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, 80% to 90% of our revenue loss derived from a specified governmental act such as confiscation, expropriation, riots, the inability to convert local currency into hard currency, and, in certain cases, the breach of agreements. We have obtained such insurance for all of our foreign projects in operation with the exception of a portion of the Zunil project, for which we are currently negotiating insurance coverage.

Recent Developments

•	In January 2009, we signed a contract with Banco Centroamericano de Integración Económica (BCIE) for the supply, supervision of installation, start-up and testing of the Las Pailas Geothermal Plant, a new geothermal power plant that is to be constructed in the Las Pailas Field, Costa Rica. The plant will be utilized by Instituto Costarricense de Electricidad, the Costa Rican national electricity and telecommunications company. The contract is valued at approximately $65.0 million and the supply portion of the contract is expected to be completed within 18 months from the contract start date.

•	In January 2009, our wholly owned subsidiary, OrPower 4 Inc., signed loan documents for project financing of up to $105 million to refinance its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. The loans are to be provided by a group of European Development Finance Institutions arranged by DEG — Deutsche Investitions und Entwicklungsgesellschaft mbH (DEG).

•	In January 2009, we declared commercial operation of Phase II of the Olkaria III power plant in Kenya, the construction of which was completed in December 2008. The new power plant added 35 MW to the existing 13 MW plant that has been in continuous operation since 2001.

•	During 2008, we secured geothermal rights for approximately 150,000 acres of land to explore geothermal resources in 12 sites that are located in Alaska, California, Hawaii, Nevada, Oregon and Utah.

•	In December 2008, we brought on line the first 5.5 MW unit of OREG 2 and in January 2009 we brought on-line the second 5.5 MW unit of OREG 2. Both units are located in North Dakota and sell the electric output to Basin Electric Power Cooperative.

•	In December 2008, the Executive Board of the United Nations Framework Convention on Climate Change (UNFCCC) officially registered Ormat’s Amatitlan Geothermal Project in Guatemala as a Clean Development Mechanism (CDM).The CDM program was designed to provide businesses from developed countries with an economic incentive to help reduce carbon emissions and increase sustainable development in countries that do not have emission reduction targets. The project is expected to offset emissions of approximately 83,000 tons of CO2 per year. With Amatitlan registered under the CDM, the project will be eligible to receive certified emission reduction credits, each equivalent to one ton of carbon dioxide, which can be traded or sold. The project has a long term contract to sell all of its emission reduction credits to a European buyer.

•	In December 2008, we exercised an option to acquire for a nominal amount the remaining 51% in the company that owns the GDL power plant located in Kawerau, New Zealand. The project, which was completed in the third quarter of 2008, sells its electrical output under a long term contract with Norske Skog Tasman Ltd., and we expect annual revenues from the project of approximately NZ $4 million.

•	On October 29, 2008, Ormat Funding Corp. successfully consummated a consent solicitation, which was launched on October 16, 2008, relating to its Senior Secured Notes. The consent solicitation grants OFC approval: (i) to replace an aging power plant at the Mammoth project with a new larger plant, and/or to construct a new plant while maintaining the existing power plants at the Mammoth project; (ii) for a possible construction and installation of solar power generation equipment to enhance the Brady and Ormesa projects; and (iii) to enter into an equity transaction whereby OFC’s parent, Ormat Nevada, will sell a portion of its equity interest in OFC to an institutional investor that is able to utilize certain income tax benefits.

•	In October 2008, together with the U.S. Department of Energy, we started the testing phase of a geothermal power project at a producing oil well. The project, which was conducted at the Oil Test Center near Caspar, Wyoming, uses OEC to provide power without the use of any sort of fuel.

•	In October 2008, we successfully completed the Steamboat 2/3 upgrade project. The upgrade included the replacement of the four Rotoflow turbines originally installed at these plants with direct drive gearless 11 MW axial turbines, each designed and manufactured by us specifically for geothermal use.

•	In the third quarter of 2008, we received from ENAGAS, S.A. of Madrid, Spain, a notice to proceed with the construction of one OEC unit for a REG plant specially designed to use the residual energy from the vaporization process at a liquefied natural gas regasification terminal located in Huelva, Spain.

•	On September 17, 2008, we filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 2, 2008. The shelf registration statement lets us issue various types of securities in registered offerings from time to time for a period of three years, in one or more offerings up to a total dollar amount of $1.5 billion.

•	In July 2008, the Public Utilities Commission of Nevada (PUCN) approved a Joint Ownership Agreement (JOA) with Nevada Power Company, a subsidiary of NV Energy, Inc. (formerly known as Sierra Pacific Resources), and an amendment to the existing power purchase agreement. The JOA was signed in March 2008 for the Carson Lake geothermal project located in Churchill County, Nevada, that is currently under development by us. We will develop the project on our own until the resource is sufficiently defined at a level that is capable of supporting at least 30 MW and Nevada Power Company has received regulatory approval to acquire its 50 percent ownership interest. Following Nevada Power Company’s acquisition of its 50 percent interest, we will continue to develop the project on behalf of the owners. If the development results in a resource that cannot support at least 30 MW, Nevada Power Company is not obligated to close the acquisition and we may continue to develop the project by ourselves. Under the JOA each party will own a 50 percent undivided interest in the project as tenants-in-common. To acquire its project interest, Nevada Power Company will pay 50 percent of the costs expended through the closing date of the acquisition plus a fee. Drilling, construction, and operating and maintenance (O&M) costs going forward will be governed by the JOA and separate Drilling Services, EPC and O&M agreements. The results of the exploration drilling so far do not support a 30 MW project based on the deep geothermal resources. We are currently evaluating the shallow resource.

•	In July 2008, PT Perusahaan Listrik Negara, the state owned Indonesian power company, accepted the entry of Kyushu Electric to the Sarulla consortium. As a result, the consortium is currently comprised of a wholly owned subsidiary of ours, a subsidiary of Medco Energi Internasional Tbk, Itochu Corporation of Japan and Kyushu Electric. The entry of Kyushu Electric reduced our ownership interest in the consortium to 12.75%.

•	In June 2008, two of our subsidiaries entered into an Engineering, Procurement and Construction (EPC) contract with Contact Energy Ltd. of New Zealand for the construction of the Centennial Binary Plant, a new geothermal plant to be constructed in the Tauhara Geothermal field in New Zealand. The contract’s value is approximately $42.0 million and construction of the power plant is expected to be completed within 23 months from the contract date.

•	In June 2008, we entered into a supply contract with MEGE — Menderes Geothermal Elektrik Uretim, A.S. for the supply of equipment for a new geothermal power plant to be constructed in Turkey. The contract’s value is approximately $16.0 million and delivery is expected to be completed within 16 months from the contract date.

•	On May 14, 2008, we completed a sale of 3,100,000 shares of common stock to Lehman Brothers Inc. in a block trade at a price of $48.36 per share (net of underwriting fees and commissions), under our shelf registration statement filed in early 2006. Net proceeds to us, after deducting underwriting fees and commissions and estimated offering expenses associated with the offering, were approximately $149.7 million.

•	In April 2008, we entered into an EPC contract with Montana-Dakota Utilities Co. for a 5.3 MW REG power plant to be located on the Northern Border Pipeline compressor station in Morton County, North Dakota. Subject to regulatory approvals, the project is scheduled to be completed in the second half of 2009.

•	In April 2008, our wholly owned subsidiary, Ormat Nevada, concluded the second closing of a transaction to monetize production tax credits and other favorable tax attributes, such as accelerated depreciation, generated from certain of its geothermal power projects, associated with the Galena 3 geothermal project. We received $63.0 million, net of transaction costs from the second closing. We will continue to operate and maintain the Galena 3 project.

•	In March 2008, we signed a new 20-year power purchase agreement with Great River Energy, a Minnesota Cooperative Corporation of Elk River, Minnesota, for the sale of electricity generated from a 5.3 MW Ormat REG facility to be constructed at a compressor station along the Northern Border natural gas pipeline. The new facility will convert the recovered waste heat from the exhaust of an existing gas turbine into electricity. We have already secured the rights to the waste heat for the new facility. We expect the plant to be commissioned in late 2009 or early 2010.

•	In March 2008, we entered into an EPC contract with Nevada Geothermal Power (NGP) for the supply and construction of a 49.5 MW power plant, consisting of three Ormat Energy Converter units at NGP’s Blue Mountain geothermal project in Nevada. The total EPC contract value is $76 million and the project is scheduled to be completed in the fourth quarter of 2009.

•	In March 2008, we entered into an EPC contract with Nevada Power Company for a 6 MW REG power plant in the Goodsprings area which is scheduled to be completed in 2010.

•	In March 2008, the California Public Utilities Commission approved a new 20-year power purchase agreement that we entered into in June 2007 with Southern California Edison Company (Southern California Edison) for the sale of 50 MW of energy to be produced from the North Brawley project, which is located in Imperial County, California. The power purchase agreement includes an option to increase the capacity of the plant and the amount of energy to be sold up to 100 MW at our discretion.

•	In March 2008, the PUCN approved the agreement we reached in May 2007 with Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.), the purchasers of electricity generated by our existing and planned geothermal power projects in Nevada, regarding certain amendments to the power purchase agreements for a number of our existing geothermal projects in operation and some of our geothermal projects under development and construction. These amendments (i) provided for a mechanism to share production tax credits with the relevant purchaser pursuant to a reduction in the price for electricity paid by the power purchaser under the relevant power purchase agreement, bringing additional power purchase agreements in line with the production tax credit sharing arrangements included in other power purchase agreements with these purchasers in Nevada, (ii) revised certain generation thresholds based on a more definitive understanding of the geothermal resource at the respective projects, and (iii) addressed certain delays in meeting contract milestones as a result of ordinary course project construction delays.

•	In February 2008, we commenced commercial operation of the Galena 3 project at the Steamboat complex in Nevada.

Description of Our Projects

In the year ended December 31, 2008, revenues from the sale of electricity by our domestic geothermal and recovered energy projects were $206.8 million, constituting 82% of our total revenues from the sale of electricity, and revenues from the sale of electricity by our foreign geothermal projects were $45.5 million, constituting 18% of our total revenues from the sale of electricity.

Domestic Projects

Our projects in operation in the United States have a generating capacity of approximately 377 MW. Our current domestic projects are located in California, Nevada, Hawaii, North Dakota, and South Dakota. We also have geothermal projects under construction or enhancement in California, Nevada and Hawaii and recovered energy projects under construction in Montana, Minnesota and Colorado.

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

The Heber Complex

The Heber complex consists of the Heber 1 project, the Heber 2 project and the Heber South project.

The Heber 1 Project.  The Heber 1 project is located in Heber, Imperial County, California. The Heber 1 project includes one power plant, which commenced commercial operations in 1985, and a geothermal resource field. The plant utilizes a dual flash system and had a generating capacity of approximately 38 MW. An Ormat Integrated Two Level Unit (ITLU) that was added in 2006 (which we formerly referred to as the Gould project) increased the generating capacity to 46 MW. The Heber 1 project sells its electrical output to Southern California Edison under a long-term power purchase agreement, which will expire in 2015. In certain circumstances, Southern California Edison and its affiliated entities have a right of first refusal to acquire the power plant. Upon satisfaction of certain conditions specified in the power purchase agreement and subject to receipt of requisite approvals and negotiations between the parties, our project subsidiary will have the right to demand that Southern California Edison purchase the power plant.

The Heber 2 Project.  The Heber 2 project is also located in Heber, Imperial County, California. The Heber 2 project includes one power plant which commenced commercial operations in 1993. The plant utilizes a binary system and had a generating capacity of approximately 34 MW. A bottoming-cycle OEC that was added in 2006 (which we formerly referred to as the Gould project) increased the generating capacity to 36 MW. The Heber 2 project sells its electrical output to Southern California Edison under a long-term power purchase agreement, which will expire in 2023.

The Heber South Project.  The Heber South project is located in Heber, Imperial County, California. The project commenced commercial operation in April 2008. The plant utilizes a binary system and has a generating capacity of 10 MW. The project sells its electrical output under a long-term power purchase agreement with Southern California Public Power Authority. The project is currently performing at a level that is lower than its generation capacity and we plan to drill an additional well in 2009 to bring the generating capacity to the design capacity.

The Steamboat Complex

The Steamboat complex, located in Washoe County, Nevada, consists of the Steamboat 1A project, the Steamboat 2/3 project, the Burdette project, the Steamboat Hills project, the Galena 2 project and the Galena 3 project.

The complex is comprised of 7 power plants with a combined generating capacity of 84 MW. The Steamboat 1A, Steamboat 2/3, Burdette, Steamboat Hills, and Galena 3 projects sell their electrical output to Sierra Pacific Power Company under separate long-term power purchase agreements, which expire in 2018, 2022, 2026, 2018 and 2028, respectively. The Galena 2 project sells its electrical output to Nevada Power Company under a long-term power purchase agreement which expires in 2027. Except for Steamboat Hills, which utilizes a single flash system, all of the projects in the Steamboat complex utilize a binary system.

The Steamboat Hills, Galena 2 and Galena 3 projects were refinanced with the proceeds from the OPC Tax Monetization transaction. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further description of the OPC Tax Monetization transaction.

We have experienced protracted failures of two of the Steamboat 2/3 project’s turbines, which were not manufactured by us. We replaced the four turbines of this project during 2008 and successfully upgraded the project and brought the project back to its original capacity. As a consequence of the failure, Sierra Pacific Power Company raised certain contractual issues that we are addressing with them. We do not expect that these issues will have a material effect on our business or results of operation.

The Mammoth Complex

The Mammoth complex is located in Mammoth Lakes, California. The Mammoth complex is comprised of three plants, which commenced commercial operations between 1985 and 1990. The Mammoth complex utilizes a binary system and has a generating capacity of 29 MW, including 4 MW that we added during the course of 2006. Our project subsidiary, OrMammoth, Inc., owns a 50% partnership interest in Mammoth-Pacific, L.P., which owns 100% of the Mammoth complex. The other 50% partnership interest is owned by an unrelated third party. The Mammoth complex sells its electrical output to Southern California Edison under three separate power purchase agreements, one of which expires in 2014 and the other two in 2020.

The Brady Complex

The Brady complex, located in Churchill County, Nevada, consists of the Brady project and the Desert Peak 2 project.

The Brady Project.  The Brady project utilizes flash and binary systems. It originally had a generating capacity of approximately 19 MW. Following the shutdown of the Desert Peak 1 plant and as a result of cooling that we have experienced in the geothermal reservoir, the Brady project has a generating capacity of 11 MW, and sells its electrical output to Sierra Pacific Power Company under a long-term power purchase agreement that will expire in 2022. We are examining several alternatives to increase the Brady project’s generating capacity; however, there is no assurance that we will be successful.

The Desert Peak 2 Project.  The Desert Peak 2 project includes a water cooled unit and an air cooled unit, utilizing our OEC units. The Desert Peak 2 project has a generating capacity of 11 MW. The project commenced commercial operation in the first quarter of 2007. The Desert Peak 2 project sells its electrical output to Nevada Power Company under a power purchase agreement that has a 20-year term ending on December 31, 2027.

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

The North Brawley Project

The North Brawley project is located in the Brawley KGRA in Imperial County, California. The project utilizes a binary system and has a generating capacity of 50 MW. The binary system consists of five identical OEC units, which utilize water cooled condensers. The project will sell its electrical output to Southern California Edison under a 20-year power purchase agreement.

Construction of the project was substantially completed in December 2008. During the start-up testing we have encountered larger quantities of sand in the geothermal reservoir than initially expected, which required modification of the power plant. As a result, commercial operation of the power plant and sale of power in commercial quantities is currently expected in the second quarter of 2009. Until then the plant is expected to run at partial load.

The OREG 2 Projects

We have entered into four power purchase agreements with Basin Electric Power Cooperative (Basin Electric) regarding four new REG power plants, with a total generating capacity of 22 MW, along the Northern Border Pipeline. Under these agreements, we will sell electricity that will be produced by four new Ormat REG facilities that will have a net capacity of 5.5 MW each. These facilities will convert the recovered waste heat from the exhaust of existing gas turbines at compressor sites located on the Northern Border natural gas pipeline into clean energy. We brought on line two of the four units and the project is currently generating a total of approximately 11 MW. The remaining two units are expected to be commissioned by the end of 2009. We have secured the rights to the waste heat for all four new facilities.

Foreign Projects

Our projects in operation outside of the United States have a generating capacity of approximately 128 MW.

The Momotombo Project (Nicaragua)

The Momotombo project is located in Momotombo, Nicaragua. The Momotombo project is comprised of one plant and a geothermal field. The plant was already in existence when we signed the concession agreement for the project in March 1999, and had commenced commercial operations in the mid-1980s utilizing a dual flash system. The concession expires in 2014. During 2006 we increased the output of the Momotombo project by 3 MW through a work-over of the project’s existing wells, bringing the generating capacity to approximately 30 MW. During 2008, the project experienced a decline in the geothermal reservoir and as a result, its generating capacity was reduced by 2 MW to 28 MW. The Momotombo project has a power purchase agreement with Empresa Distribuidora de Electricidad del Norte (DISNORTE) and Empresa Distribuidora de Electricidad del Sur (DISSUR), two corporations which own the power distribution rights in Nicaragua. Our project subsidiary, which operates the Momotombo project, has an outstanding loan from Bank Hapoalim B.M.

The Olkaria III Project (Kenya)

The Olkaria III project is located in Naivasha, Kenya. The 48 MW Olkaria III project is comprised of binary OEC units and a geothermal field. Phase I commenced commercial operation in August 2000 with three units with a generating capacity of 13 MW. Phase II added three units with a generating capacity of 35 MW and commenced commercial operation in January 2009. The Olkaria III project has a power purchase agreement with the Kenya Power and Lighting Co. Ltd. (KPLC), the Kenyan parastatal electricity transmission and distribution company, which will expire in 2029. Our project subsidiary leases the site on which the geothermal resources and the plant facilities are located from the Kenyan government, pursuant to an agreement which will expire in 2040. The Kenyan government granted our project subsidiary a license giving it exclusive rights of use and possession of the relevant geothermal resources for an initial period of 30 years, expiring in 2029, which initial period may be extended by us for two additional five-year terms. The Kenyan Minister of Energy has the right to terminate or revoke the license in the event our project subsidiary ceases work in or under the license area during a period of six months, or has failed to comply with the terms of the license or the provisions of the law relating to geothermal resources. Our project subsidiary is obligated to pay the Kenyan government monthly royalties based on the amount of power supplied to KPLC.

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

The Amatitlan Project (Guatemala)

Our project subsidiary has completed the construction and owns a geothermal power plant in Amatitlan, Guatemala on a “build, own and operate” or “BOO” basis. The project is comprised of one power plant, with a generating capacity of 20 MW, and rights to various geothermal production and reinjection wells. The Amatitlan plant uses our Ormat Energy Converters. During 2007, we commenced commercial operation of the project, which currently generates approximately 17 MW. We are in the process of drilling additional wells to bring the project up to its 20 MW generating capacity and to explore the potential of the resource for future expansion.

The term of the power purchase agreement expires in 2028. At any time prior to the third quarter of 2009, subject to the results of a reservoir and economic evaluation, our project subsidiary may continue further developments to increase the power generating capacity of the Amatitlan Geothermal Field by up to 30 MW through the drilling of additional wells. We currently sell approximately 10 MW to Instituto Nacional de Electrification according to the rate under the power purchase agreement and approximately 4 MW to a local purchaser at the same rate. The remaining 3 MW is sold on the spot market at prevailing market rates.

The GDL project (New Zealand)

The GDL project is located in Kawerau, New Zealand. The project utilizes a binary system and has a generating capacity of 8 MW. The binary system consists of one OEC and one production well. The project sells the electricity produced to Norske Skog Tasman Ltd. under a seven-year power purchase agreement. During 2009, we plan to drill another well as a backup to ensure the sufficient availability of the resource.

The former shareholder of GDL has a call option to purchase from us our shares in GDL. The option is exercisable annually within a period of 91 days, commencing the date of project completion under the agreement (September 15, 2008) and on the anniversary of that date in each subsequent year. The option price is set in the agreement for each annual exercise period, and the agreement requires that prior to the exercise of the option, the option holder will repay any obligation of GDL to us. We and the former shareholder (following the exercise of the option), may not transfer or sell the shares of GDL to a third party without a written consent of the other party, which may exercise a right of first refusal for any such sale.

Projects under Construction

We are in varying stages of construction or enhancement of projects, both domestic and foreign. Based on our current construction schedule, we expect to add new generating capacity of between 82 MW and 94 MW by the end of 2010. The following is a description of the projects currently undergoing construction:

The Puna Project (U.S.)

We are currently pursuing enhancement activity in the Puna project. We plan to add 8 MW through the construction of OEC units in 2009. We are in discussions with Hawaii Electric Light Company for the sale of additional electrical power from the Puna project.

The Peetz Project (U.S.)

We are in final completion of the Peetz REG plant, which is expected to have a generating capacity of 4 MW. Our project subsidiary has entered into a 20-year power purchase agreement with Highline Electric Association, a consumer-owned cooperative serving load in Colorado and Nebraska, pursuant to which the project will sell its electrical output to Highline Electric Association. The power plant is being constructed on a gas compressor station along a natural gas pipeline near Denver, Colorado. The facility will convert the recovered waste heat from the exhaust of existing gas turbines into clean energy, and is expected to be commissioned in the first quarter of 2009.

The East Brawley Project (U.S.)

We plan to construct a 30 MW power plant in the Brawley known geothermal resource area in Imperial County, California, adjacent to the North Brawley project, and have begun manufacturing equipment and exploration drilling. Completion of the project was initially projected for the end of 2009. We are still awaiting the required construction permits and therefore the project’s completion will be delayed until 2010.

The GRE project (U.S.)

We are developing the 5.5 MW recovered energy generation GRE project, which will be located along the Northern Boarder pipeline in Martin County, Minnesota. We recently signed a 20-year power purchase agreement with Great River Energy. We expect this facility to be commissioned in late 2009 or early 2010.

The Jersey Valley Project (U.S.)

We are currently developing the Jersey Valley project on Bureau of Land Management leases located in Nevada. The project will deliver between 18 MW to 30 MW of power generation under a 20-year power purchase agreement with Nevada Power Company.

Projects under Development and Future Projects

We also have projects under development in the United States and Indonesia. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria. The following is a description of the projects currently under various stages of development that are expected to come on-line beyond 2010:

The Carson Lake Project (U.S.)

We are currently developing the Carson Lake project, located in Churchill County, Nevada. If completed, the project is expected to deliver between 18 MW to 30 MW of power generation under a 20-year power purchase agreement with Nevada Power Company. We have obtained some of the leases through an agreement with the U.S. Department of the Navy and the remaining leases (on federal land) through an agreement with the Bureau of Land Management.

We recently completed the drilling of two wells to reach the deep resource. The results of the drilling showed high temperature but no brine was found. We are now evaluating the feasibility of utilizing the shallow reservoir.

As described in “Recent Developments”, in March 2008, we signed a JOA with Nevada Power Company (a subsidiary of NV Energy, Inc.) for this project. Under the agreement, Nevada Power Company has the right to acquire a 50% ownership interest in the Carson Lake project if the development results indicate that the reservoir will support at least a 30 MW project. The recent exploration results show that the deep geothermal reservoir cannot support a 30 MW project, as noted above.

The Imperial Valley Project (U.S.)

We are conducting exploration activities as part of the development of the Imperial Valley project on private leases located in Imperial County, California. If completed, the project is expected to deliver 50 MW of power generation under a 20-year power purchase agreement with Southern California Edison. We are in the process of obtaining drill permits to continue the exploration activity in this project.

Mammoth Phase II (U.S.)

We are currently developing Phase II of the Mammoth project located in Mammoth Lakes, California. If completed, Phase II of the project is expected to deliver between 20 MW to 30 MW of power generation under a long term contract that we are negotiating with Southern California Edison Company. We have a 50% ownership interest in the project and the other 50% is owned by an unrelated third party.

The McGinness Hills Project (U.S).

We are currently developing and conducting exploration activity on the McGinness Hills project on Bureau of Land Management leases located in Nevada. If completed, we expect the project to deliver approximately 30 MW of power generation.

The Sarulla Project (Indonesia)

We are a member of a consortium which is in the process of developing a geothermal power project in Indonesia of approximately 340 MW. We own 12.75% of the Indonesian special purpose company that will operate the project.

The project, located in Tapanuli Utara, North Sumatra, represents the largest single-contract geothermal power project to date, and reflects the large scale, high productivity and potential of Indonesian geothermal resources. The project will be owned and operated by the consortium members under the framework of the Joint Operating Contract with PT Pertamina Geothermal Energy PGE, and is to be constructed in three phases over five years, with each phase utilizing Ormat designed and supplied power generation units of 110 to 120 MW. The consortium is currently negotiating certain amendments to the power purchase agreement, including an adjustment of commercial terms, and intends to proceed with the project after those amendments have become effective.

Exploration Activity

In addition to the geothermal projects under construction, advanced exploration and development, we have various leases for geothermal resources, in which we have started exploration activity. These geothermal resources include the following:

•	Gabbs Valley — Nevada

•	Dead Horse — Nevada;

•	Smith Creek — Nevada;

•	Glass Mountain— Oregon; and

•	Drum Mountain — Utah.

As described under “How We Explore and Evaluate Geothermal Resources” section on page 20, we carry out exploration activity first to validate and then to quantify the size of the potential geothermal resources. The foregoing development inventories are in various stages of evaluation, permitting and/or cancelation for lack of viable geothermal resources. The North Brawley project is our first project that has advanced from exploration activities to project construction phase. We began our exploration activity in 2006 and have increased these efforts in 2007 and 2008. In 2009, we plan to carry out parallel exploratory drilling, which we believe will enable us to increase the rate of evaluation and development of new commercially viable projects. We do not expect, however, that our exploration activities will lead to a commercially viable project in each case and some of the geothermal leases that we explore have been, and will be, abandoned.

Development Inventory

In addition to the geothermal projects under construction, development or exploration, we have various geothermal leases for future development in the United States and other development rights outside of the United States. These geothermal leases and rights cover approximately 220,000 acres, approximately

120,000 acres of which were secured during 2008. The geothermal leases in the United States are located in California, Nevada, Hawaii, Oregon, Idaho and Utah. Outside the United States we have leases in Guatemala.

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

Power Units for Recovered Energy-Based Power Generation.  We design, manufacture and sell power units used to generate electricity from recovered energy or so-called “waste heat.” That heat is generated as a residual by-product of gas turbine-driven compressor stations and a variety of industrial processes, such as cement manufacturing, and is not otherwise used for any purpose. Our existing and target customers include interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators, and other companies engaged in other energy-intensive industrial processes. We view recovered energy generation as a significant market opportunity for us, and plan to utilize two different business models in connection with such business opportunity.

The first business model, which is similar to the model utilized in our geothermal power generation business, consists of the development, construction, ownership and operation of recovered energy-based generation power plants. In this case, we will enter into agreements to purchase industrial waste heat, and enter into long-term power purchase agreements with off-takers to sell the electricity generated by the recovered energy generation unit that utilizes such industrial waste heat. The power purchasers in such cases generally are investor-owned electric utilities or local electrical cooperatives, such as our power purchase agreement with Great River Energy for power from our REG facility on the Northern Border natural gas pipeline. Pursuant to the second business model, we construct and sell the power units for recovered energy-based power generation to third parties for use in “inside-the-fence” installations or otherwise. Our customers include gas processing plant owners and operators, cement plant owners and operators and companies in the process industry. The Neptune recovered energy project is an example of such a model. There, we installed one of our recovered energy-based generation units at Enterprise Product’s Neptune gas processing plant in Louisiana. The unit utilizes exhaust gas from two gas turbines at the plant and is providing electrical power that is consumed internally by the facility (although a portion of the generated electricity is also sold to the local electric utility). Our recovered energy generation units, if structured properly, may be eligible for favorable tax treatment, such as the seven-year modified accelerated cost recovery under relevant U.S. federal tax rules.

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

Engineering, Procurement and Construction (EPC) of Power Plants.  We engineer, procure and construct, as an EPC contractor, geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as the same customers described above that we target for the sale of our power units for recovered energy-based power generation. Unlike many other companies that provide EPC services, we have an advantage in that we are using our own manufactured equipment and thus have better control over the timing and delivery of required equipment and its costs. The consideration for such services is usually paid in installments, in accordance with milestones set in the EPC contract and related documents. We usually provide performance guarantees or letters of credit securing our obligations under the contract. Upon delivery of the plant to its owner, such guarantees are replaced with a warranty guarantee, usually for a period ranging from 12 months to 36 months. The EPC contract usually places a cap on our liabilities for failure to meet our obligations thereunder. We also design and construct the recovered energy generation units on a turnkey basis, and may provide a long-term agreement to supply non-routine maintenance for such units. Our customers are interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators, and companies engaged in the process industry.

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

Our manufacturing operations and products are certified ISO 9001, ISO 14001, ASME, and TÜV, and we are an approved supplier to many electric utilities around the world.

Backlog

We have a products backlog of $194.0 million as of February 24, 2009, which includes revenues for the period between January 1, 2009 and February 24, 2009, compared to $64.2 million as of February 26, 2008. The following is a breakdown of the Products Segment backlog:

			Sales Expected
			to be
			Recognized in	Expected Sales
	Expected	Sales Expected to	the Years	until the End
	Completion	be Recognized in 2009	following 2009	of the Contract
	of the Contract	(in millions)	(in millions)	(in millions)

Geothermal	2009–2010	$99.5	$55.3	$154.8
Recovered Energy	2009–2010	13.7	15.6	29.3
Remote Power Units	2009	3.0	—	3.0
Other	2009–2010	3.9	3.0	6.9

Total Products Backlog		$120.1	$73.9	$194.0

We expect that our revenues from electricity for the 2009 fiscal year will be between $280 million and $290 million from our wholly owned projects and approximately $9 million from our subsidiary accounted for by the equity method.

Our Technology

Our proprietary technology covers power plants operating according to the Organic Rankine Cycle only or in combination with the Steam Rankine Cycle and Brayton Cycle, as well as integration of power plants with energy sources such as geothermal, recovered energy, biomass, solar energy and fossil fuels. Specifically, our technology involves original designs of turbines, pumps, and heat exchangers, as well as formulation of organic motive fluids. All of our motive fluids are non-ozone-depleting substances. Using advanced computerized fluid dynamics and other computer aided design, or CAD, software as well as our test facilities, we continuously seek to improve power plant components, reduce operations and maintenance costs, and increase the range of our equipment and applications. In particular, we are examining ways to increase the output of our plants by utilizing evaporative cooling, cold reinjection, performance simulation programs, and topping turbines. In the geothermal as well as the recovered energy (waste heat) areas, we are examining two-level recovered energy systems and new motive fluids.

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

We use the same elements of our technology in our recovered energy products. The heat source could be exhaust gases from a simple cycle gas turbine, low pressure steam or, medium temperature liquid found in the process industry. In most cases, we attach an additional heat exchanger in which we circulate thermal oil to transfer the heat into the Ormat Energy Converter’s own vaporizer in order to provide greater operational flexibility and control. Once this stage of each recovery is completed, the rest of the operation is identical to the Ormat Energy Converter used in our geothermal power plants. The same advantages of using the Organic Rankine Cycle apply here as well. In addition, our technology allows for better load following than a conventional steam turbine can exhibit, requires no water treatment as it is air cooled, and does not require the continuous presence of a steam licensed operator on site.

More than 75 United States patents (and about 14 pending patents) cover our products (mainly power units based on the Organic Rankine Cycle) and systems (mainly geothermal power plants and industrial waste heat recovery for electricity production). The systems-related patents cover not only a particular component but also the overall effectiveness of the plant’s systems from the “fuel” (i.e. geothermal fluid, waste heat, biomass or solar) to generated electricity. The duration of such patents ranges from one year to 14 years. No single patent on its own is material to our business.

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

We are also involved in developing new technology (Enhanced Geothermal Systems or EGS) to extract heat from the earth by circulating fluid through an enhanced or man-made reservoir created in naturally low permeable rocks as well as from co-produced hot water from oil and gas fields. We are undertaking this development in cooperation with GeothermEx Inc., the University of Utah, Energy & Geoscience Institute, the University of Nevada-Reno and the Great Basin Center for Geothermal Energy, with funding support from the

United States Department of Energy. The projects are being developed at our Desert Peak 2 and the Brady plants in Nevada.

In our Electricity Segment, we face competition from geothermal power plant owners and developers as well as other renewable energy providers.

In our Products Segment, we face competition from power plant equipment manufacturers and suppliers.

Electricity Segment

Our main competitors among geothermal power plant owners and developers in the United States are CalEnergy, Calpine, Terra-Gen Power LLC, ENEL SpA and other smaller-sized developers such as U.S. Geothermal Inc., Nevada Geothermal Power Corp., Raser Technologies Inc., and Vulcan Power. Some of these companies are also active outside of the United States. Other competitors outside of the United States, aside from these companies, include affiliates of Chevron Corporation. We may also face competition from national electric utilities or state-owned oil companies.

Our competitors among renewable energy providers include companies engaged in the power generation business from renewable energy sources other than geothermal energy, such as wind power, biomass, solar power and hydro-electric power. In the last few years, competition from the wind and solar power generation industries has increased significantly. However, current demand for renewable energy is large enough that this increased competition has not materially impacted our ability to obtain new power purchase agreements. We cannot ascertain at this time whether the competition from wind and solar energy will have an impact on electricity prices for new renewable projects.

In the recovered energy generation business, our competitors are Siemens AG of Germany, as well as other manufacturers of conventional steam turbines; although we believe that our recovered energy generation system has technological and economical advantages over the Siemens/Kalina technology and, under certain conditions, conventional steam technology.

Products Segment

Our main competitors among power plant equipment suppliers are Mitsubishi, Fuji and Toshiba of Japan, GE/Nuovo Pignone, Ansaldo Energia and Turboden s.r.l. of Italy, Siemens AG of Germany, Alstom S.A. of France, OAO Kaluga Energo of Russia and United Technology Company for small units.

In the recovered energy generation business, our competitors are Siemens AG of Germany, as well as other manufacturers of conventional steam turbines as described above for our Electricity Segment.

In the remote power unit business, we face competition from Global Thermoelectric, as well as from manufacturers of diesel generator sets.

None of our competitors competes with us both in the sale of electricity and in the products business.

Customers

Most of our revenues from the sale of electricity in the year ended December 31, 2008 were derived from fully-contracted energy and/or capacity payments under long-term power purchase agreements with governmental and private utility companies. Southern California Edison, Hawaii Electric Light Company, Sierra Pacific Power Company and Nevada Power Company, and Southern California Power Public Authority accounted for 27.6%, 16.7%, 12.6% and 1.3% of revenues, respectively, for the year ended December 31, 2008. Based on publicly available information, as of December 31, 2008, the issuer ratings of Southern California Edison, Hawaii Electric Light Company, Sierra Pacific Power Company, Nevada Power Company and Southern California Power Public Authority were as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.

Southern California Edison	BBB+ (stable outlook)	A3 (stable outlook)
Hawaii Electric Light Company	BBB (stable outlook)	Baa1 (stable outlook)
Sierra Pacific Power Company	BB (stable outlook)	Ba3 (stable outlook)
Nevada Power Company	BB (stable outlook)	Ba3 (stable outlook)
Southern California Power Public Authority	A+ (stable outlook)	A1 (stable outlook)

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

Employees

As of December 31, 2008, we employed 1,069 employees, of which 454 were located in the United States, 467 were located in Israel and 148 were located in other countries. We expect that future growth in the number of our employees will be mainly attributable to the purchase and/or development of new power plants.

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

Insurance

We maintain business interruption insurance, casualty insurance, including flood and earthquake coverage, and primary and excess liability insurance, as well as customary worker’s compensation and automobile insurance and such other insurance, if any, as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas or as may be required by any lease, financing arrangement or other contract. To the extent any such casualty insurance covers both us and/or our projects, on the one hand, and any other person and/or plants, on the other hand, we generally have specifically designated as applicable solely to us and our projects “all risk” property insurance coverage in an amount based upon the estimated full replacement value of our projects (provided that earthquake and flood coverage may be subject to annual aggregate limits depending on the type and location of the project) and business interruption insurance in an amount that also varies from project to project.

We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries. Political risk insurance policies are generally issued by entities which specialize in such policies, such as the Multilateral Investment Guarantee Agency (a member of the World Bank Group), and from private sector providers, such as Zurich Re and other such companies. To date all of our political risk insurance contracts are with the Multilateral Investment Guarantee Agency and with Zurich Re. We have obtained such insurance for all of our foreign projects with the exception of a portion of the Zunil project for which we are currently negotiating insurance coverage. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, 80% to 90% of our revenue loss derived from a specified governmental act, such as confiscation, expropriation, riots, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements.

Regulation of the Electric Utility Industry in the United States

The following is a summary overview of the electric utility industry and applicable federal and state regulations, and should not be considered a full statement of the law or all issues pertaining thereto.

PURPA

PURPA provides certain benefits described below, if a project is a “Qualifying Facility”. A small power production facility is a Qualifying Facility if (i) the facility does not exceed 80 megawatts, (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and 75% of the total energy input of the facility is from these sources, and fossil fund input is limited to specified uses; and (iii) the facility has filed with FERC a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status, that has been granted. The 80 MW size limitation, however, does not apply to a facility if (i) it produces electric energy solely by the use, as a primary energy input, of solar, wind, waste or geothermal resources; and (ii) an application for certification or a notice of self-certification of qualifying status of the facility was submitted to the FERC prior to December 21, 1994, and construction of the facility commenced prior to December 31, 1999.

PURPA exempts Qualifying Facilities from regulation under the Public Utility Holding Company Act of 2005 (PUHCA) and exempts Qualifying Facilities from most provisions of the Federal Power Act (FPA) and state laws relating to the financial, organization and rate regulation of electric utilities. In addition, FERC’s regulations promulgated under PURPA require that electric utilities offer to purchase electricity generated by Qualifying Facilities at a rate based on the purchasing utility’s incremental cost of purchasing or producing energy (also known as “avoided cost”).

Following passage of the Energy Policy Act of 2005, FERC issued a final rule that requires Qualifying Facilities to obtain market-based rate authority pursuant to the FPA for sales of energy or capacity (i) from facilities larger than 20 MW in size; (ii) pursuant to a contract executed after March 17, 2006 that is not a contract made pursuant to a state regulatory authority’s implementation of PURPA; or (iii) not pursuant to another provision of a state regulatory authority’s implementation of PURPA. The practical effect of this final rule is to require Qualifying Facilities that are larger than 20 MW in size that seek to engage in non-PURPA sales of power (i.e. power that is sold in a manner that is not pursuant to a pre-existing contract or state implementation of PURPA) to obtain market-based rate authority from FERC for these non-PURPA sales. However, the rule protects a Qualifying Facility’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on August 8, 2005. Until that contract expires, the Qualifying Facility will not be required to file for market based rates.

The Energy Policy Act of 2005 also allows FERC to terminate a utility’s obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to either (i) independently administered, auction-based day ahead and real time markets for energy and wholesale markets for long-term sales of capacity; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC issued a rule to implement these provisions of the Energy Policy Act of 2005. This rule gives utilities the right to apply to eliminate the mandatory purchase obligation. The rule also creates a rebuttable presumption that a utility provides nondiscriminatory access if it has an open access transmission tariff in compliance with FERC’s pro forma open access transmission tariff. Further, the rule provides a procedure for utilities that are not members of the four named regional transmission organizations to file to obtain relief from the mandatory purchase obligation on a service territory-wide basis, and establishes procedures for affected Qualifying Facilities to seek reinstatement of the purchase obligation. The rule protects a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation.

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

PUHCA

The Public Utility Act of 1935, (PUHCA) was repealed, effective February 8, 2006, pursuant to the Energy Policy Act of 2005. Although PUHCA was repealed, the Energy Policy Act of 2005 created a new Public Utility Holding Company Act of 2005 (PUHCA 2005). Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission or costs incurred by a jurisdictional utility in the same holding company system. If a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC under PUHCA 2005. Qualifying Facilities that make only wholesale sales of electricity are not subject to state commissions’ rate, financial and organizational regulations and, therefore, in all likelihood would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005 as long as the Qualifying Facility is not part of a holding company system that includes a utility subject to regulation in that state.

FPA

Pursuant to the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are exempt from most provisions of the FPA. If any of the projects were to lose its Qualifying Facility status, such project could become subject to the full scope of the FPA and applicable state regulations. The application of the FPA and other applicable state regulations to the projects could require our projects to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility. Even if a project does not lose Qualifying Facility status, if a power purchase agreement with a project is terminated or otherwise expires, the project will become subject to rate regulation under the Federal Power Act.

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

Regulation of the Electric Utility Industry in our Foreign Countries of Operation

The following is a summary overview of certain aspects of the electric industry in the foreign countries in which we have an operating geothermal power project and should not be considered a full statement of the laws in such countries or all of the issues pertaining thereto.

Nicaragua.  In 1998 two laws were approved by Nicaraguan authorities, Law No. 272-98 and Law No. 271-98, which define the structure of the energy sector in the country. Law No. 272-98 provides for the establishment of a National Energy Commission, which we refer to as CNE, responsible for setting policies, strategies and objectives as well as approving indicative plans for the energy sector. Law No. 271-98 formally assigned regulatory, supervisory, inspection and oversight functions to the Nicaraguan Institute of Energy, which we refer to as INE.

In 2002, the National Congress enacted Law No. 443 to regulate the granting of exploration and exploitation concessions for geothermal fields. The INE adopted this law.

In 2007, Nicaragua passed Law No. 612 amending Law No. 290, which governs the organization of the executive branch. Among other matters, the new law established a new ministry of energy and mining, which has assumed all of the functions and responsibilities of the National Energy Commission (CNE). The new ministry of energy and mining is responsible for administrating Law No. 443 described above, and is also responsible for granting concessions and permits relating to the exploration or exploitation of any energy source, as well as concessions and licensing for generation, transmission and distribution of energy.

The Nicaraguan energy sector has been restructured and partially privatized. Following such restructuring and privatization, the government retained title and control of the transmission assets and created the Empresa Nicaraguense de Transmision (ENATREL), which is in charge of the operation of the transmission system in the country and of the new wholesale market. As part of the restructuring, most of the distribution facilities previously owned by the Nicaraguan Electricity Company, the government-owned vertically-integrated monopoly, were transferred to two companies, Empresa Distribuidora de Electricidad del Norte (DISNORTE) and Empresa Distribuidora de Electricidad del Sur (DISSUR), which in turn were privatized and acquired by an affiliate of Union Fenosa, a large Spanish utility. Following such privatization, the power purchase agreement for our Momotombo project was assigned by the Nicaraguan Electricity Company to DISNORTE and DISSUR. In addition, a National Dispatch Center was created to work with ENATREL and provide for dispatch and wholesale market administration.

Guatemala.  The General Electricity Law of 1996, Decree 93-96, created a wholesale electricity market in Guatemala and established a new regulatory framework for the electricity sector. The law created a new regulatory commission, the National Electric Energy Commission (CNEE), and a new wholesale power market administrator, the Administrator of the Wholesale Market (AMM), for the regulation and administration of the sector. The AMM is a private not-for-profit entity. The CNEE functions as an independent agency under the Ministry of Energy and Mines and is in charge of regulating, supervising and controlling compliance with the electricity law, overseeing the market and setting rates for transmission services and distribution to medium and small customers. All distribution companies must supply electricity to such customers pursuant to long-

term contracts with electricity generators. Large customers can contract directly with the distribution companies, electricity generators or power marketers, or buy energy in the spot market. Guatemala has approved a Law of Incentives for the Development of Renewable Energy Projects, Decree 52-2003, in order to promote the development of renewable energy projects in Guatemala. This law provides certain benefits to companies utilizing renewable energy, including a 10-year exemption from corporate income tax and VAT on imports and customs duties.

Kenya.  Kenya’s Electric Power Act of 1997 restructured the electricity sector in the country. Among other things, the Act provides for the licensing of electricity power producers and public electricity suppliers or distributors. Kenya Power and Lighting Co. Ltd. (KPLC) is the only licensed public electricity supplier and has a monopoly in the transmission and distribution of electricity in the country. The Act permitted independent power producers (IPPs) to install power generators and sell electricity to KPLC, which is owned by various private, and government entities and which currently purchases energy and capacity from two other IPPs in addition to our Olkaria III project. The Act also created the Electricity Regulation Board, as an independent regulator for the electricity sector. KPLC’s retail electricity rates are subject to approval by the Electricity Regulation Board. The Electric Power Act of 1997 has now been repealed by the Energy Act of 2006, which came into effect on July 7, 2007. One of the main changes introduced by the Energy Act was the reconstitution of the Electricity Regulatory Board as the Energy Regulatory Commission (ERC), with an expanded mandate to regulate not just the electric power sector but the entire energy sector in Kenya. Further re-organization of KPLC is now underway with the formation of a new company known as Kenya Electricity Transmission Company Limited to undertake power transmission. This re-organization is in accordance with the National Energy Policy (Sessional Paper No. 4 of 2004), one highlight of which is the unbundling of KPLC into two entities, one for transmission, which will be 100% state owned, and the other for distribution, which will be privately owned. No announcement has been made as to whether KPLC’s transmission assets will be transferred to the new company.

New Zealand.  The electricity industry in New Zealand has four main components: (i) generation; (ii) transmission (the high voltage network known as the national grid); (iii) distribution (local lines companies); and (iv) retail (electricity retail companies which buy wholesale electricity and compete to sell it to consumers). The Electricity Act of 1992 created a new regulatory commission, the Electricity Commission, to oversee New Zealand’s electricity industry and markets. The Electricity Commission, which began operating in September 2003, has exclusive authority to regulate the operation of the electricity industry and markets (wholesale and retail) in accordance with the terms of the Electricity Act 1992 and government energy policy. The Electricity Commission’s principal objective, as set out in the Electricity Act of 1992, is to ensure that electricity is produced and delivered to all classes of consumers in an efficient, fair, reliable and environmentally sustainable manner. The Electricity Commission’s regulatory framework for participants in the electricity industry is set out in the Electricity Governance Rules, which became effective on March 1, 2004. Electricity generators are obliged to register with the Electricity Commission as market participants and to comply with the Electricity Governance Rules.

The Electricity Industry Reform Act 1998 requires full ownership separation between electricity lines (distribution) businesses, and electricity generation and retail businesses. Since the introduction of the Act, however, amendments have allowed lines businesses to own some generation and to sell the output from those generation plants directly to consumers.

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

Environmental Laws and Regulations

Geothermal operations can produce significant quantities of brine and scale, which builds up on metal surfaces in our equipment with which the brine comes into contact. These waste materials, some of which are currently reinjected into the subsurface, can contain materials (such as arsenic, lead and naturally occurring radioactive materials) in concentrations that exceed regulatory limits used to define hazardous waste. We also use various substances, including isopentane, and industrial lubricants, that could become potential contaminants and are generally flammable. Hazardous materials are also used and generated in connection with our equipment manufacturing operations in Israel. As a result, our projects are subject to numerous domestic and foreign federal, state and local statutory and regulatory standards relating to the use, storage, fugitive emissions and disposal of hazardous substances. The cost of any investigation, remediation and/or cleanup activities in connection with a spill or other release of such contaminants could be significant.

Although we are not aware of any mismanagement of these materials, including any mismanagement prior to the acquisition of some of our projects, that has materially impaired any of the project sites, any disposal or release of these materials onto project sites, other than by means of permitted injection wells, could lead to contamination of the environment and result in material cleanup requirements or other responsive obligations under applicable environmental laws. We believe that at one time there may have been a gas station located on the Mammoth project site (which we lease), but because of significant surface disturbance and construction since that time further physical evaluation of the environmental condition of the former gas station site has been impractical. We believe that, given the subsequent surface disturbance and construction activity in the vicinity of the suspected location of the service station, it is likely that environmental contamination, if any, associated with the former facilities and any associated underground storage tanks would have already been encountered if they still existed.

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

Our financial performance depends on the successful operation of our subsidiaries’ geothermal and recovered energy generation power plants. In connection with such operations, we derived approximately 73.2% of our total revenues for the year ended December 31, 2008 from the sale of electricity. The cost of operation and maintenance and the operating performance of our subsidiaries’ geothermal power and recovered energy generation plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

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

As mentioned above, the aging of our power plants may reduce their availability and increase maintenance costs due to the need to repair or replace our equipment. For example, in 2008, we experienced protracted failures of two of the Steamboat 2/3 project’s turbines, which were not manufactured by us. We replaced the turbines and successfully upgraded the project. Such major maintenance activities impact both the capacity factor of the affected power plant and its operating costs.

Our exploration, development, and operation of geothermal energy resources is subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our projects.

Our business involves the exploration, development and operation of geothermal energy resources. These activities are subject to uncertainties, which vary among different geothermal reservoirs and are in some respects similar to those typically associated with oil and gas exploration, development and exploitation, such as dry holes, uncontrolled releases and pressure and temperature decline, all of which can increase our operating costs and capital expenditures or reduce the efficiency of our power plants. Prior to our acquisition of the Steamboat Hills project, one of the wells related to the project experienced an uncontrolled release. In addition, the high temperature and high pressure in the Puna project’s geothermal energy resource requires special reservoir management and monitoring. Further, since the commencement of their operations, several of our projects have experienced geothermal resource cooling in the normal course of operations such as in the case of the Brady and Momotombo projects. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal projects depends on different factors directly related to the geothermal resource, such as the heat content (the relevant composition of temperature and pressure) of the geothermal reservoir, the useful life (commercially exploitable life) of the reservoir and operational factors relating to the extraction of geothermal fluids. Our geothermal energy projects may suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time. In addition, we may fail to find commercially viable geothermal resources in the expected quantities and temperatures, which would adversely affect our development of geothermal power projects.

Another aspect of geothermal operations is the management and stabilization of subsurface impacts caused by fluid injection pressures of production and injection fluids to mitigate subsidence. In the case of the geothermal resource supplying the Heber complex, pressure drawdown in the center of the well field has caused some localized ground subsidence, while pressure in the peripheral areas has caused localized ground inflation. Inflation and subsidence, if not controlled, can adversely affect farming operations and other infrastructure at or near the land surface. Potential costs, which cannot be estimated and may be significant, of failing to stabilize site pressures in the Heber complex area include repair and modification of gravity-based farm irrigation systems and municipal sewer piping and possible repair or replacement of a local road bridge spanning an irrigation canal.

Additionally, active geothermal areas, such as the areas in which our projects are located, are subject to frequent low-level seismic disturbances. Serious seismic disturbances are possible and could result in damage to our projects or equipment or degrade the quality of our geothermal resources to such an extent that we could not perform under the power purchase agreement for the affected project, which in turn could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances.

Reduced levels of recovered energy required for the operation of our recovered energy generation power plants may result in decreased performance of such projects.

Our recovered energy generation power plants generate electricity from recovered energy or so-called “waste heat” that is generated as a residual by-product of gas turbine-driven compressor stations and a variety of industrial processes. Any interruption in the supply of the recovered energy source, such as a result of reduced gas flows in the pipelines or reduced level of operation at the compressor stations, or in the output levels of the various industrial processes, may cause an unexpected decline in the capacity and performance of our recovered energy power plants.

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

Currently, we have power plants under development or construction in the United States and Indonesia, and we intend to pursue the expansion of some of our existing plants and the development of other new plants. Our completion of these facilities is subject to substantial risks, including:

•	unanticipated cost increases;

•	shortages and inconsistent qualities of equipment, material and labor;

•	work stoppages;

•	inability to obtain permits and other regulatory matters;

•	failure by key contractors and vendors to timely and properly perform;

•	adverse environmental and geological conditions (including inclement weather conditions); and

•	our attention to other projects.

Any one of which could give rise to delays, cost overruns, the termination of the plant expansion, construction or development or the loss (total or partial) of our interest in the project under development, construction or expansion.

A global recession and continued credit constraints could adversely affect us.

Recent disruption in the global credit markets, failures or material business deterioration of investment banks, commercial banks, and other financial institutions and intermediaries in the United States and elsewhere around the world, and significant reductions in asset values across businesses, households and individuals, combined with other financial and economic indicators, have combined to indicate a global recession. If these conditions continue or worsen, they may result in reduced worldwide demand for energy and difficulties in obtaining financing, which may adversely affect both our Electricity and Products Segments. Among other things, we might face:

•	potential adverse impacts on our ability to access credit and other financing sources (and the cost thereof) beyond the approved credit lines we have. This may impact our ability to finance future acquisitions or significant capital expenditures relating to new projects or refinancing existing projects to recover our cash invested;

•	potential adverse impacts on our ability to negotiate with existing lenders, waivers or modifications of the terms of existing financing arrangements if and when that might be necessary;

•	potential declines in revenues in our Products Segment due to reduced or postponed orders or other factors caused by economic challenges faced by our customers and prospective customers;

•	potential declines in revenues from some of our existing geothermal power projects as a result of curtailed electricity demand and low oil and gas prices; and

•	potential adverse impacts on our customers’ ability to pay, when due, amounts payable to us and related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if this occurs, or to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws.

Any of these things could adversely affect our business, financial condition, operating results and cash flow.

We may be unable to obtain the financing we need to pursue our growth strategy and any future financing we receive may be less favorable to us than our current financing arrangements, either of which may adversely affect our ability to expand our operations.

Our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse or limited recourse debt obligations. As of December 31, 2008, we had approximately $412.8 million of total consolidated indebtedness (including indebtedness to our parent company in the amount of $26.2 million), of which approximately $286.6 million represented non-recourse debt and limited recourse debt held by our subsidiaries. Each of our projects under development or construction and those projects and businesses we may seek to acquire or construct will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms.

Market conditions and other factors may not permit future project and acquisition financings on terms similar to those our subsidiaries have previously received. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets (as discussed above), investor confidence, the continued success of current projects, the credit quality of the projects being financed, the political situation in the country where the project is located, and the continued existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our projects on a substantially non-recourse or limited-recourse basis, we may have to finance them using recourse capital such as direct equity investments, parent company loans or the incurrence of additional debt by us.

Also, in the absence of favorable financing options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

Our foreign projects expose us to risks related to the application of foreign laws, taxes, economic conditions, labor supply and relations, political conditions, and policies of foreign governments, any of which risks may delay or reduce our ability to profit from such projects.

We have substantial operations outside of the United States that generated revenues in the amount of $96.2 million for the year ended December 31, 2008, which represented 27.9% of our total revenues for such twelve-month period. Our foreign operations are subject to regulation by various foreign governments and regulatory authorities and are subject to the application of foreign laws. Such foreign laws or regulations may not provide for the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our projects in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. Furthermore, existing laws or regulations may be amended or repealed, and new laws or regulations may be enacted or issued. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the projects that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such projects. Our foreign operations are also subject to significant political, economic and financial risks, which vary by country, and include:

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

In particular, in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our Amatitlan and Zunil projects if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers. In Nicaragua, subsidiaries of Union Fenosa, which are the off-takers of our Momotombo project, have been experiencing difficulties adjusting the tariffs charged to their customers, thus affecting their ability to pay for electricity they purchase from power generators. This may adversely affect our Momotombo project. In addition, recent sentiment in the country suggests increased opposition to the presence of foreign investors generally, including in the electricity sector. In Kenya, the government is continuing to make an effort to deliver on campaign promises to reduce the price of electricity and is applying pressure on independent power producers to lower their tariffs. In addition, further re-organization of KPLC is now underway with the formation of a new company known as Kenya Electricity Transmission Company Limited to undertake power transmission. This re-organization is in accordance with the National Energy Policy (Sessional Paper No. 4 of 2004), one highlight of which is the unbundling of KPLC into two entities, one for transmission, which will be 100% state owned, and the other for distribution, which will be privately owned. Any break-up and potential privatization of Kenya Power and Lighting Co. Ltd. may adversely affect our Olkaria III project. Although we generally obtain political risk insurance in connection with our foreign projects, such political risk insurance does not mitigate all of the above-mentioned risks. In addition, insurance proceeds received pursuant to our political risk insurance policies, where applicable, may not be adequate to cover all losses sustained as a result of any covered risks and may at times be pledged in favor of the project lenders as collateral. Also, insurance may not be available in the future with the scope of coverage and in amounts of coverage adequate to insure against such risks and disturbances.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant power purchase agreements. Southern California Edison, Hawaii Electric Light Company, and Sierra Pacific Power Company and Nevada Power Company have accounted for 27.6%, 16.7% and 12.6%, respectively, of our revenues for the year ended December 31, 2008. Neither we nor any of our affiliates make any representations as to the financial condition or creditworthiness of any purchaser under a power purchase agreement, and nothing in this annual report should be construed as such a representation.

There is a risk that any one or more of the power purchasers may not fulfill their respective payment obligations under their power purchase agreements. For example, as a result of the energy crisis in California in the early 2000s, Southern California Edison withheld payments it owed under various of its power purchase agreements with a number of power generators (such as the Ormesa, Heber, and Mammoth projects) payable for certain energy delivered between November 2000 and March 2001 under such power purchase agreements until March 2002. If any of the power purchasers fails to meet its payment obligations under its power purchase agreements, it could materially and adversely affect our business, financial condition, future results and cash flow.

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

Under the Burdette, Desert Peak 2, Galena 2, Galena 3, Carson Lake, Jersey Valley, Grass Valley, North Brawley, and Imperial Valley power purchase agreements, we may be required to make payments to the relevant power purchaser in an amount equal to such purchaser’s replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the power purchase agreement and which such power purchaser is forced to obtain from an alternate source. Four of the seven power purchase agreements were in commercial operation in 2008 and to date the shortfall amount has not been material. In addition, we may be required to make payments to the relevant power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the relevant power purchase agreement. We may be subject to certain penalties, and we may also be required to pay liquidated damages if certain minimum performance requirements are not met under certain of our power purchase agreements. With respect to certain of our power purchase agreements, we may also be required to pay liquidated damages to our power purchaser if the relevant project does not maintain availability of at least 85% during applicable peak periods. The maximum aggregate amount of such liquidated damages for the Steamboat 2 and Steamboat 3 power purchase agreements would be approximately $1.5 million for each project. Any or all of these could materially and adversely affect our business, financial condition, future results and cash flow.

The short run avoided costs for our power purchasers may decline, which would reduce our project revenues and could materially and adversely affect our business, financial condition, future results and cash flow.

Under the power purchase agreements for our projects in California, the price that Southern California Edison pays for energy is based upon its short run avoided costs, which are the incremental costs that it would have incurred had it generated the relevant electrical energy itself or purchased such energy from others. Under settlement agreements between Southern California Edison and a number of power generators in California that are Qualifying Facilities, including our subsidiaries, the energy price component payable by Southern California Edison has been fixed through April 2012 and thereafter will be based on Southern California Edison’s short run avoided costs, as determined by the California Public Utilities Commission. These short run avoided costs may vary substantially on a monthly basis, and are expected to be based primarily on natural gas prices for gas delivered to California as well as other factors. The levels of short run avoided cost prices paid by Southern California Edison may decline following the expiration date of the settlement agreements, which in turn would reduce our project revenues derived from Southern California Edison under our power purchase agreements and could materially and adversely affect our business, financial condition, future results and cash flow.

If any of our domestic projects loses its current Qualifying Facility status under PURPA, or if amendments to PURPA are enacted that substantially reduce the benefits currently afforded to Qualifying Facilities, our domestic operations could be adversely affected.

Most of our domestic projects are Qualifying Facilities pursuant to the PURPA, which largely exempts the projects from the Federal Power Act, which we refer to as FPA, and certain state and local laws and regulations regarding rates and financial and organizational requirements for electric utilities.

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

In addition, pursuant to the FPA, FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission of public utilities in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. Qualifying Facilities are largely exempt from the FPA. If a domestic project were to lose its Qualifying

Facility status, it would become a public utility under the FPA, and the rates charged by such project pursuant to its power purchase agreements would be subject to the review and approval of FERC. FERC, upon such review, may determine that the rates currently set forth in such power purchase agreements are not appropriate and may set rates that are lower than the rates currently charged. In addition, FERC may require that some or all of our domestic projects refund amounts previously paid by the relevant power purchaser to such project. Such events would likely result in a decrease in our future revenues or in an obligation to disgorge revenues previously received from our domestic projects, either of which would have an adverse effect on our revenues. Even if a project does not lose its Qualifying Facility status, pursuant to a final rule issued by FERC for projects above 20 MW, if a project’s power purchase agreement is terminated or otherwise expires, and the subsequent sales are not made pursuant to a state’s implementation of PURPA, that project will become subject to FERC’s ratemaking jurisdiction under the FPA. Moreover, a loss of Qualifying Facility status also could permit the power purchaser, pursuant to the terms of the particular power purchase agreement, to cease taking and paying for electricity from the relevant project or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related power purchase agreements, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our projects. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the project could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of Qualifying Facility status would be an event of default under the financing arrangements currently in place for some of our projects, which would enable the lenders to exercise their remedies and enforce the liens on the relevant project.

Pursuant to the Energy Policy Act of 2005, FERC was also given authority to prospectively lift the mandatory obligation of a utility under PURPA to offer to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Existing power purchase agreements between a Qualifying Facility and a utility are not affected. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the project in the region under Federal law upon termination of the existing power purchase agreement or with respect to new projects, which could materially and adversely affect our business, financial condition, future results and cash flow.

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

Any changes to applicable laws and regulations could significantly increase the regulatory-related compliance and other expenses incurred by the projects and could significantly reduce or entirely eliminate the revenues generated by one or more of the projects, which in turn would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow.

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

Our projects are subject to numerous domestic and foreign federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. We use isobutane, isopentane, industrial lubricants and other substances at our projects which are or could become classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or by the projects in concentrations that exceed regulatory limits, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the projects into compliance. Furthermore, in the United States, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

We believe that at one time there may have been a gas station located on the Mammoth project site, but because of significant surface disturbance and construction since that time, further physical evaluation of the environmental condition of the former gas station site has been impractical. There may be soil or groundwater contamination and related potential liabilities of which we are unaware related to this site, which may be significant and could materially and adversely affect our business, financial condition, future results and cash flow.

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

The power generation industry is characterized by intense competition from electric utilities, other power producers and power marketers. In recent years, there has been increasing competition in the sale of electricity, in part due to excess capacity in a number of U.S. markets and an emphasis on short-term or “spot” markets, and competition has contributed to a reduction in electricity prices. For the most part, we expect that power purchasers interested in long-term arrangements will engage in “competitive bid” solicitations to satisfy new capacity demands. This competition could adversely affect our ability to obtain power purchase agreements and the price paid for electricity by the relevant power purchasers. There is also increasing competition between electric utilities. This competition has put pressure on electric utilities to lower their costs, including the cost of purchased electricity, and increasing competition in the future will put further pressure on power purchasers to reduce the prices at which they purchase electricity from us.

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

If a project experiences an occurrence resulting in a force majeure event, our subsidiary that owns that project would be excused from its obligations under the relevant power purchase agreement. However, the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected project or plant so long as the force majeure event continues and, pursuant to certain of our power purchase agreements, will have the right to prematurely terminate the power purchase agreement. Additionally, to the extent that a forced outage has occurred, the relevant power purchaser may not be required to make any capacity and/or energy payments to the affected project, and if, as a result the project fails to attain certain performance requirements under certain of our power purchase agreements, the purchaser may have the right to permanently reduce the contract capacity (and correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the power purchase agreement. As a consequence, we may not receive any net revenues from the affected project or plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period, and may incur significant liabilities in respect of past amounts required to be refunded. Accordingly, our business, financial condition, future results and cash flows could be materially and adversely affected.

The existence of a force majeure event or a forced outage affecting the transmission system of the Imperial Irrigation District could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow.

If the transmission system of the Imperial Irrigation District experiences a force majeure event or a forced outage which prevents it from transmitting the electricity from the Heber complex, the Ormesa complex or the North Brawley project to the relevant power purchaser, the relevant power purchaser would not be required to make energy payments for such non-delivered electricity and may not be required to make any capacity payments with respect to the affected project so long as such force majeure event or forced outage continues. Our revenues for the year ended December 31, 2008, from the projects utilizing the Imperial Irrigation District transmission system, were approximately $99.9 million. The impact of such force majeures would depend on the duration thereof, with longer outages resulting in greater revenue loss.

Some of our leases will terminate if we do not extract geothermal resources in “commercial quantities”, thus requiring us to enter into new leases or secure rights to alternate geothermal resources, none of which may be available on terms as favorable to us as any such terminated lease, if at all.

Most of our geothermal resource leases are for a fixed primary term, and then continue for so long as geothermal resources are extracted in “commercial quantities” or pursuant to other terms of extension. The land covered by some of our leases is undeveloped and has not yet produced geothermal resources in “commercial quantities”. Leases that cover land which remains undeveloped and does not produce, or does not continue to produce, geothermal resources in commercial quantities and leases that we allow to expire, will terminate. In the event that a lease is terminated and we determine that we will need that lease once the applicable project is operating, we would need to enter into one or more new leases with the owner(s) of the premises that are the subject of the terminated lease(s) in order to develop geothermal resources from, or inject geothermal resources into, such premises or secure rights to alternate geothermal resources or lands suitable for injection. We may not be able to do this or may not be able to do so without incurring increased costs, which could materially and adversely affect our business, financial condition, future results and cash flow.

Our Bureau of Land Management leases may be terminated if we fail to comply with any of the provisions of the Geothermal Steam Act of 1970 or if we fail to comply with the terms or stipulations of such leases, which may materially and adversely affect our business, financial condition, future results and cash flow.

Pursuant to the terms of our Bureau of Land Management (BLM) leases, we are required to conduct our operations on BLM-leased land in a workmanlike manner and in accordance with all applicable laws and BLM directives and to take all mitigating actions required by the BLM to protect the surface of and the environment surrounding the relevant land. Additionally, certain BLM leases contain additional requirements, some of which relate to the mitigation or avoidance of disturbance of any antiquities, cultural values or threatened or endangered plants or animals, the payment of royalties for timber and the imposition of certain restrictions on residential development on the leased land. In the event of a default under any BLM lease, or the failure to comply with such requirements, or any non-compliance with any of the provisions of the Geothermal Steam Act of 1970 or regulations issued thereunder, the BLM may, 30 days after notice of default is provided to our relevant project subsidiary, suspend our operations until the requested action is taken or terminate the lease, either of which could materially and adversely affect our business, financial condition, future results and cash flow.

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

Current and future urbanizing activities and related residential, commercial and industrial developments may encroach on or limit geothermal activities in the areas of our projects, thereby affecting our ability to utilize access, inject and/or transport geothermal resources on or underneath the affected surface areas.

Current and future urbanizing activities and related residential, commercial and industrial development may encroach on or limit geothermal activities in the areas of our projects, thereby affecting our ability to utilize, access, inject, and/or transport geothermal resources on or underneath the affected surface areas. In particular, the Heber projects rely on an area, which we refer to as the Heber Known Geothermal Resource Area or Heber KGRA, for the geothermal resource necessary to generate electricity at the Heber projects. Imperial County has adopted a “specific plan area” that covers the Heber KGRA, which we refer to as the “Heber Specific Plan Area”. The Heber Specific Plan Area allows commercial, residential, industrial and other employment oriented development in a mixed-use orientation, which currently includes geothermal uses. Several of the landowners from whom we hold geothermal leases have expressed an interest in developing their land for residential, commercial, industrial or other surface uses in accordance with the parameters of the Heber Specific Plan Area. Currently, Imperial County’s Heber Specific Plan Area is coordinated with the cities of El Centro and Calexio. There has been ongoing underlying interest since the early 1990s to incorporate the community of Heber. While any incorporation process would likely take several years, if Heber were to be incorporated, the City of Heber could replace Imperial County as the governing land use authority, which, depending on its policies, could have a significant effect on land use and availability of geothermal resources.

Current and future development proposals within Imperial County and the City of Calexico, applications for annexations to the City of Calexico, and plans to expand public infrastructure may affect surface areas within the Heber KGRA, thereby limiting our ability to utilize, access, inject and/or transport the geothermal resource on or underneath the affected surface area that is necessary for the operation of our Heber projects, which could adversely affect our operations and reduce our revenues.

Current transportation construction works and urban developments in the vicinity of our Steamboat complex of projects in Nevada may also affect future permitting for geothermal operations relating to those projects. Such works and developments include the extension of an interstate highway (to be named U.S. 580) by the Nevada Department of Transportation, the construction of a new casino hotel and other commercial or industrial developments on land in the vicinity of our Steamboat complex.

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

Our projects have generally been financed through a combination of parent company loans and limited- or non-recourse project finance debt and lease financing. If our project subsidiaries default on their obligations under such limited-or non-recourse debt or lease financing, we may be required to make certain payments to the relevant debt holders and if the collateral supporting such leveraged financing structures is foreclosed upon, we may lose certain of our projects.

Our projects have generally been financed using a combination of parent company loans and limited- or non-recourse project finance debt or lease financing. Non-recourse project finance debt or lease financing refers to financing arrangements that are repaid solely from the project’s revenues and are secured by the project’s physical assets, major contracts, cash accounts and, in many cases, our ownership interest in the project subsidiary. Limited-recourse project finance debt refers to our additional agreement, as part of the financing of a project, to provide limited financial support for the project subsidiary in the form of limited guarantees, indemnities, capital contributions and agreements to pay certain debt service deficiencies. If our project subsidiaries default on their obligations under the relevant debt documents, creditors of a limited recourse project financing will have direct recourse to us, to the extent of our limited recourse obligations, which may require us to use distributions received by us from other projects, as well as other sources of cash available to us, in order to satisfy such obligations. In addition, if our project subsidiaries default on their obligations under the relevant debt documents (or a default under such debt documents arises as a result of a cross-default to the debt documents of some of our other projects) and the creditors foreclose on the relevant collateral, we may lose our ownership interest in the relevant project subsidiary or our project subsidiary owning the project would only retain an interest in the physical assets, if any, remaining after all debts and obligations were paid in full.

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

Operations in Israel accounted for approximately 28.6%, 26.4% and 24.1% of our operating expenses in the years ended December 31, 2008, 2007 and 2006, respectively. Political, economic and security conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

Since October 2000, there has been a significant increase in violence, primarily in the West Bank and the Gaza Strip. As a result, negotiations between Israel and representatives of the Palestinian Authority have been sporadic and have failed to result in peace. The establishment in 2006 of a government in the Gaza territory by representatives of the Hamas militant group has created additional unrest and uncertainty in the region. At the end of December 2008, Israel engaged in an armed conflict with Hamas lasting for over three weeks, which involved additional missile strikes from the Gaza Strip into Israel and disrupted most day-to-day civilian activity in the proximity of the border with the Gaza Strip. Our production facilities in Israel are located approximately 26 miles from the border with the Gaza Strip. We could be adversely affected by hostilities involving Israel, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel.

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

Failure to comply with certain conditions and restrictions associated with tax benefits provided to Ormat Systems Ltd. by the Government of Israel as an “approved enterprise” may require us to refund such tax benefits and pay future taxes in Israel at higher rates.

Our subsidiary, Ormat Systems Ltd., which we refer to as Ormat Systems, has received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959, with respect to two of its investment programs. As a Benefited Enterprise, our subsidiary was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to a reduced Israeli income tax rate of 25% for an additional five years. Our subsidiary is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to a reduced Israeli income tax rate of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length, and that there will be no change in control of, on a cumulative basis, more than 49% of Ormat Systems’ capital stock (including by way of a public or private offering) without the prior written approval of the Income Tax Authorities. If Ormat Systems does not comply with these conditions, in whole or in part, it would be required to refund the amount of tax benefits (as adjusted by the Israeli consumer price index and for accrued interest) and would no longer benefit from the reduced Israeli tax rate, which could have an adverse effect on our business, financial condition, future results and cash flow. If Ormat Systems distributes dividends out of revenues derived during the tax exemption period from the benefited investment program, it will be subject, in the year in which such dividend is paid, to Israeli income tax on the distributed dividend.

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

Three of our seven directors are directors and/or officers of Ormat Industries, namely Lucien Bronicki, Dita Bronicki and Yoram Bronicki. In addition, four of our executive officers are also executive officers of Ormat Industries. Specifically, our Chairman, Director and Chief Technology Officer, Lucien Bronicki, is the Chairman of our parent; our Chief Executive Officer and Director, Dita Bronicki, is the Chief Executive Officer of our parent; our Chief Financial Officer, Joseph Tenne, is the Chief Financial Officer of our parent; and our Senior Vice President — Contract Management and Corporate Secretary, Etty Rosner, is the Corporate Secretary of our parent. These directors and officers owe fiduciary duties to both companies and may have conflicts of interest on matters affecting both us and our parent, and in some circumstances may have interests adverse to our interests.

Our controlling stockholders may take actions that conflict with your interests.

Ormat Industries Ltd. holds approximately 56.1% of our common stock. Bronicki Investments Ltd. holds approximately 35.22% of the outstanding shares of common stock of Ormat Industries Ltd. as of February 28, 2008 (35.13% on a fully diluted basis). Bronicki Investments Ltd. is a privately held Israeli company and is controlled by Lucien and Dita Bronicki. Because of these holdings, our parent company will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. For example, our controlling stockholders will be able to control the sale or other disposition of our products business to another entity or the transfer of such business outside of the State of Israel; as such action requires the affirmative vote of at least 75% of our outstanding shares.

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

As of the date of this report, our parent, Ormat Industries Ltd., holds approximately 56.1% of our outstanding common stock and some of our directors, officers and employees also hold shares of our outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline. On November 10, 2004, we entered into a registration rights agreement with Ormat Industries whereby Ormat Industries may require us to register our common stock held by it or its directors, officers and employees with the Securities and Exchange Commission or to include our common stock held by it or its directors, officers and employees in an offering and sale by us.

Provisions in our charter documents and Delaware law may delay or prevent acquisition of us, which could adversely affect the value of our common stock.

Our restated certificate of incorporation and our bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. These provisions do not permit actions by our stockholders by written consent. In addition, these provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our Board of Directors is classified into three classes of directors serving staggered, three-year terms and may be removed only for cause. Any vacancy on the Board of Directors may be filled only by the vote of the majority of directors then in office. Our Board of Directors has the right to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock. Although we believe these provisions provide for an opportunity to receive a higher bid by requiring potential acquirers to negotiate with our Board of Directors, these provisions apply even if the offer may be considered beneficial by some stockholders.

The Sarbanes-Oxley Act of 2002 imposes significant regulatory, corporate and operational requirements on the Company. Failure to comply with such provisions may have significant adverse consequences to the Company.

As a public company, we are subject to the Sarbanes-Oxley Act of 2002 (the SOX Act). The SOX Act contains a variety of provisions affecting public companies, including but not limited to, corporate governance requirements, our relationship with our auditors, evaluation of our internal disclosure controls and procedures, and evaluation of our internal control over financial reporting. See Management’s Report on Internal Control over Financial Reporting and Item 9A. — “Controls and Procedures”.

Funds we have invested in certain auction rate securities have not been accessible for longer than 12 months and such auction rate securities experienced a decline in value, which has adversely affected our income.

Our marketable securities portfolio at December 31, 2008 is comprised of auction rate securities with a par value of $11.2 million. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which depending on the security can occur on a daily, weekly, or monthly basis, investors can sell or continue to hold the securities at par. In the fourth quarter of 2007 and in 2008, certain auction rate securities held by us with a par value of $11.2 million failed auction due to sell orders exceeding buy orders. As a result, we changed the way we determine the fair value of some of these investments in our financial statements for the years ended December 31, 2007 and 2008, as described in Note 1 to our consolidated financial statements set forth in Part II Item 8 of this annual report. Among other things, these changes resulted in asset impairment charges and unrealized losses, which adversely affected our income and financial position for 2008.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

If the current market conditions deteriorate further, or a recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income or impairment charges in 2009.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease corporate offices at 6225 Neil Road, Reno, Nevada 89511-1136. We also occupy an approximately 66,000 square meter office and manufacturing facility located in the Industrial Park of Yavne, Israel, which we sublease from Ormat Industries. See Item 13 — “Certain Relationships and Related Transactions”. We also lease small offices in each of the countries in which we operate.

We are constructing a new specialized industrial building for our manufacturing activity. We believe that our current facilities and the new facility will be adequate for our operations as currently conducted

Each of our projects is located on property leased or owned by us or one of our subsidiaries, or is a property that is subject to a concession agreement.

Information and descriptions of our plants and properties are included in Item 1 — “Business”, of this annual report.

ITEM 3.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the fiscal year 2008, other than as described below.

On November 20, 2008, the Constitutional Chamber of the Supreme Court of Justice ruled in favor of the motion of appeal filed by our Nicaraguan subsidiary, Ormat Momotombo Power Company (OMPC), for protection against an administrative order issued by Nicaragua’s Ministry of Natural Resources and Environment of Nicaragua (MARENA) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The Constitutional Chamber of the Supreme Court of Justice further ruled that all the administrative orders issued by MARENA during the entire administrative proceeding, both at the territorial level of the City of Leon and at the Ministerial level, shall have no legal effect.

The ruling of the Constitutional Chamber of the Supreme Court of Justice of Nicaragua is of mandatory application from the date of official service of notice, and is final and not subject to any further appeal.

From time to time, we (including our subsidiaries) are a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of our (and their) business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves in accordance with U.S. generally accepted accounting principles. We do not believe that any of these proceedings, individually or in the aggregate, would materially and adversely affect our business, financial condition, future results or cash flow.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “ORA”. Public trading of our stock commenced on November 11, 2004. Prior to that, there was no public market for our stock. As of February 24, 2009, there were 15 record holders of the Company’s common stock. On February 24, 2009, our stock’s closing price as reported on the New York Stock Exchange was $29.42 per share.

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

We have declared the following dividends over the past two years:

	Dividend
Date Declared	Amount per Share	Record Date	Payment Date

February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008
May 6, 2008	$0.05	May 20, 2008	May 27, 2008
August 5, 2008	$0.05	August 19, 2008	August 29, 2008
November 5, 2008	$0.05	November 19, 2008	December 1, 2008
February 24, 2009	$0.07	March 16, 2009	March 26, 2009

High/Low Stock Prices:

Ormat Technologies, Inc. (ORA) — High and Low Prices for the years ended December 31, 2007 and 2008, and from January 1 until February 24, 2009:

	First	Second	Third	Fourth	First	Second	Third	Fourth	January 1 to
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	February 24,
	2007	2007	2007	2007	2008	2008	2008	2008	2009

High:	$37.00	$33.72	$46.34	$57.00	$56.12	$54.94	$50.43	$35.00	$35.29
Low:	$44.59	$41.99	$36.33	$46.82	$39.79	$45.15	$36.33	$22.85	$28.22

Stock Performance Graph:

The following performance graph represents the cumulative total shareholder return for the period November 11, 2004 (the date upon which trading of the Company’s common stock commenced) through December 31, 2008 for our common stock, as compared to the Standard and Poor’s Composite 500 Index, and a peer group.

	11/11/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008

Ormat Technologies Inc	$100	$109	$174	$245	$367	$212
Standard & Poor’s Composite 500 Index	$100	$108	$111	$126	$131	$80
IPP Peers*	$100	$119	$110	$167	$163	$131
Renewable Peers*	$100	$126	$202	$170	$327	$102

*	Independent Power Producer (IPP) Peers are The AES Corporation, NRG Energy Inc., Calpine Corporation and International Power PLC. Renewable Energy (Renewable) Peers are Acciona S.A., Evergreen Solar Inc., Energy Conversion Devices Inc., Nevada Geothermal Power Corp., Razer Technologies Inc. and U.S. Geothermal Inc.

The above Stock Performance Graph shall not be deemed to be soliciting material or to be filed with the SEC under the Securities Act and the Exchange Act except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates it by reference into a filing under the Securities Act or the Exchange Act.

Equity Compensation Plan Information

For information on our equity compensation plan, refer to Item 12 — “Security Ownership of Certain Beneficial Owners and Management”.

Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Previously reported.

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

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2008, 2007 and 2006 and as of December 31, 2008 and 2007 from our audited consolidated financial statements set forth in Part II Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2005 and 2004, and as of December 31, 2006, 2005 and 2004 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements set forth in Part II Item 8 of this annual report.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Statements of Operations Data:
Revenues:
Electricity	$252,256	$215,969	$195,483	$177,369	$158,831
Products	92,577	79,950	73,454	60,623	60,399

Total revenues	344,833	295,919	268,937	237,992	219,230

Cost of revenues:
Electricity	170,053	148,698	124,356	103,615	89,742
Products	72,755	68,036	51,215	45,236	46,336

Total cost revenues	242,808	216,734	175,571	148,851	136,078

Gross margin:	102,025	79,185	93,366	89,141	83,152
Operating expenses (income):
Research and development expenses	4,595	3,663	2,983	3,036	2,175
Selling and Marketing expenses	10,885	10,645	10,361	7,876	7,769
General and administrative expenses	25,938	21,416	18,094	14,320	11,609
Gain on sale of geothermal resource rights	—	—	—	—	(845)

Operating income	60,607	43,461	61,928	63,909	62,444
Other income (expense):
Interest income	3,118	6,565	6,560	4,308	1,316
Interest expense	(7,677)	(26,983)	(30,961)	(55,317)	(42,785)
Foreign currency translation and transaction loss	(7,721)	(1,339)	(704)	(439)	(146)
Impairment of auction rate securities	(4,195)	(2,020)	—	—	—
Other non-operating income	771	890	694	512	112

Income before income taxes, minority interest and equity in income of investees	44,903	20,574	37,517	12,973	20,941
Income tax provision	(7,962)	(1,822)	(6,403)	(4,690)	(6,609)
Minority interest	11,166	3,882	(813)	—	(108)
Equity in income of investees	1,725	4,742	4,146	6,894	3,567

Net income	$49,832	$27,376	$34,447	$15,177	$17,791

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)

Earnings per share:
Basic	$1.13	$0.71	$1.00	$0.48	$0.72

Diluted	$1.12	$0.70	$0.99	$0.48	$0.72

Weighted average number of shares used in computation of earnings per share:
Basic	44,182	38,762	34,593	31,563	24,806

Diluted	44,298	38,880	34,707	31,609	24,806

Cash dividend per share declared during the year	$0.2000	$0.2200	$0.1500	$0.1200	$0.1025

Balance Sheet Data (at end of year):
Cash and cash equivalents	$34,393	$47,227	$20,254	$26,976	$36,750
Working capital	3,296	22,337	34,429	36,616	50,341
Property, plant and equipment, net (including construction-in process)	1,344,687	977,400	793,164	620,091	527,003
Total Assets	1,637,691	1,274,909	1,160,102	914,480	850,088
Long-term debt (including current portion)	386,635	322,472	372,009	365,539	384,515
Notes payable to Parent (including current portion)	26,200	57,847	140,153	171,805	193,852
Stockholders’ equity	846,428	618,083	440,794	182,259	167,914

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our results of operations, financial condition and liquidity in conjunction with our consolidated financial statements and the related notes. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report including information with respect to our plans and strategies for our business, statements regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements contained herein are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements”. You should also review Item 1A — “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described herein or implied by such forward-looking statements.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own, and operate clean, environmentally friendly geothermal and recovered energy-based power plants, in most cases using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own, and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala, Kenya, Nicaragua and New Zealand, as well as recovered energy generation (REG) plants in the United States. During the years ended December 31, 2008 and 2007, our U.S. power plants generated 2,266,422 MWh and 1,994,263 MWh, respectively.

For the year ended December 31, 2008, our Electricity Segment represented approximately 73.2% of our total revenues, while our Products Segment represented approximately 26.8% of our total revenues during such year.

For the year ended December 31, 2008, our total revenues increased by 16.5% (from $296.0 million to $344.8 million) over the previous year. Revenues from the Electricity Segment increased by 16.8%, while revenues from the Products Segment increased by 15.8%.

For the year ended December 31, 2008, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $252.3 million, as compared to $216.0 for the year ended December 31, 2007. In addition, revenues from our 50% ownership of the Mammoth Project were $9.6 million for the year ended December 31, 2008. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure as defined by the SEC. There is no comparable GAAP measure. Management believes that such Non-GAAP data is useful to the readers as it provides a more complete view on the scope of the activities of the power plants that we operate. Our investment in the Mammoth project is accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the year ended December 31, 2008.

For the year ended December 31, 2008, revenues attributable to our Products Segment were $92.6 million, as compared to $80.0 million during the year ended December 31, 2007, an increase of 15.8%. Most of the increase in revenues was derived from two large geothermal projects, the Blue Mountain project in Nevada and the Centennial Binary Plant in New Zealand.

In the year ended December 31, 2008, we received new purchase orders for the supply and construction of geothermal and REG plants in a total amount of $245 million. Purchase orders for geothermal power plants included EPC contracts in the total amount of $118 million for the Blue Mountain project in Nevada and the Centennial project in New Zealand. In January 2009 we signed a $65 million supply contract for the Las Pailas project in Costa Rica.

During the year ended December 31, 2008, we recognized revenues in our Products Segment of approximately $16.1 million from REG compared to $37.3 million during the year ended December 31, 2007.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term power purchase agreements. The price for electricity under all but one of our power purchase agreements is effectively a fixed price at least through May 2012. The exception is the power purchase agreement of the Puna project. It has a variable energy rate based on the local utility’s short run avoided costs, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the year ended December 31, 2008, approximately 74.0% of our electricity revenues were derived from contracts with fixed energy rates, and therefore our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under the heading “Seasonality”. Revenues attributable to our Products Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation. This has been partly due to increasing natural gas and oil prices during much of this period and more recently due to newly enacted legislative and regulatory incentives, such as state renewable portfolio standards and federal tax credits. We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards as the most significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. We have sufficient financial resources to fund our projected activities for 2009. If economic conditions worsen, the cost of obtaining financing for our project needs may increase or such financing may not be available at all. If these conditions continue or worsen, they may result in reduced worldwide demand for energy, which may adversely affect both our Electricity and Products Segments. Among other things, we might face: (i) potential declines in revenues in our Products Segment due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers; (ii) potential declines in revenues from some of our existing geothermal power projects as a result of curtailed electricity demand and low oil and gas prices; and (iii) potential adverse impacts on our customers’ ability to pay, when due, amounts payable to us. In addition, we may experience related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if our customers do not pay, or if we are unable to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws.

•	Our primary focus continues to be the implementation of our organic growth through exploration, development, the construction of new projects and enhancements of existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We are also looking at acquisition opportunities that may arise as a result of the current financial crisis.

•	Until the end of the third quarter of 2008, we experienced increases in the cost of raw materials, labor and transportation costs required for our manufacturing activities and equipment used in our power plants, as well as for sale to third parties. We also experienced an increase in drilling costs and a shortage in drilling equipment. We believe this was the result of the increased drilling activity in the marketplace due to the high oil price environment. The recent decrease in the price of oil and other commodities may reduce such costs in the future, which may serve to partially offset the negative impact of increased financing cost as described above. Also, this decrease in the price of oil will reduce our revenues from the Puna project in 2009, since the energy prices in such project are based on Hawaii Electric Light Company’s avoided costs, which are influenced by the price of oil.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Thirty-three states and the District of Colombia, including California, Nevada and Hawaii (where we have been most active in geothermal development and in which all of our U.S. geothermal projects are located) have adopted renewable portfolio standards, renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will outpace a possible reduction in general demand for energy due to the economic slow down and will continue to create opportunities for us to expand existing projects and build new power plants.

•	On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act (ARRA), which extended the existing tax subsidy for companies that use geothermal steam or fluid to generate electricity. The existing tax subsidy is a “production tax credit,” which in 2008 was 2.1 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The ARRA also allows companies that generate electricity from certain renewable sources, including geothermal steam or fluid, to forego the production tax credit and elect instead a one-time investment tax credit equal to 30% of the cost of the renewable energy production facility. The investment tax credit is claimed when the qualifying facility is placed in service for federal income tax purposes. Companies that begin construction on, or place in service qualifying renewable energy facilities, during 2009 or

2010 may choose to apply for a cash grant from the Department of Treasury in an amount equal to the investment tax credit. Under the ARRA, the Department of Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service. We believe that a number of our new geothermal plants should qualify for the cash grant from the Department of Treasury. Although the implementation and scope of the new subsidies under the ARRA are still uncertain, we expect them to lead to increased sources of capital for our business.

•	Production of electricity from geothermal resources is also supported under the new “Temporary Program For Rapid Deployment of Renewable Energy and Electric Power Transmission Projects” established with the U.S. Department of Energy as part of the Department of Energy’s existing Innovative Technology Loan Guarantee Program. The new program: (i) extends the scope of the existing federal loan guarantee program to cover renewable energy projects, renewable energy component manufacturing facilities and electricity transmission projects that embody established commercial, as well as innovative, technologies; and (ii) provides an appropriation to cover the “credit subsidy costs” of such projects (meaning the estimated average costs to the federal government from issuing the loan guarantee, equivalent to a lending bank’s loan loss reserve.

To be eligible for a guarantee under the new program, a supported project must break ground, and the guarantee must be issued, by September 30, 2011. A project supported by the federal guarantee under the new program must pay prevailing federal wages.

Based on the appropriation of $6 billion to pay the credit subsidy costs of guarantees issued under the new program, it is likely that between $60 billion to $120 billion of financing (assuming average subsidy requirements between 10% and 5%, respectively) will be available to eligible projects, including geothermal power plants.

•	Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. Although federal legislation addressing climate change appears likely, several states and regions are already addressing climate change. For example, the California Global Warming Solutions Act of 2006 (the Act), which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020, representing an approximately 30% reduction in greenhouse gas emissions. Measures for implementing the Act will be in place by 2012. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires an 80% reduction of greenhouse gases from 1990 levels by 2050. In addition to California, eighteen other states have set greenhouse gas emissions targets (Arizona, Connecticut, Florida, Hawaii, Illinois, Massachusetts, Maine, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord, are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September 2008, the first-in-the-nation auction of CO2 allowances was held under the Regional Greenhouse Gas Initiative (RGGI), a regional cap-and-trade system, which includes ten Northeast and Mid — Atlantic States. Under RGGI, the ten participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10 percent at a rate of 2.5 percent each year between 2015 and 2018. In addition, thirty-three states and the District of Columbia have all adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. In November 2008, California, by Executive Order, adopted a goal for all retailers of electricity to serve 33% of their load with renewable energy by 2020. Although it is currently difficult to quantify the direct economic benefit of these efforts to reduce greenhouse gas emissions, we believe they will prove advantageous to us.

•	We expect competition from the wind and solar power generation industry to continue. While the current demand for renewable energy is large enough that this increased competition has not materially impacted our ability to obtain new power purchase agreements, it may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will emerge as the preferred source of renewable energy.

•	We expect increased competition from new entrants to the geothermal industry, both in the power generation space and in the lease of geothermal resources. While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new power purchase agreements and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of our geothermal power plants depends on various factors such as the heat content of the geothermal reservoir, useful life of the reservoir (the term during which such geothermal reservoir has sufficient extractable fluids for our operations) and operational factors relating to the extraction of the geothermal fluids. Our geothermal power plants may experience an unexpected or gradual decline in the capacity of their respective geothermal wells. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our power purchase agreements as a result of such decrease in availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Those risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The Energy Policy Act of 2005 authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all of our current contracts are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing power purchase agreement, which could have an adverse effect on our revenues.

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

Revenues attributable to our Products Segment are generally less predictable than revenues from our Electricity Segment. This is because larger customer orders for our products are typically a result of our participating in, and winning tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, our revenues from our Products Segment fluctuate (and at times, extensively) from period to period. We may experience declines in revenues in our Products Segment due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues in Thousands			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Revenues
Electricity Segment	$252,256	$195,483	$177,369	73.2%	72.7%	74.5%
Products Segment	92,577	73,454	60,623	26.8	27.3	25.5

Total	$344,833	$268,937	$237,992	100.0%	100.0%	100.0%

Geographical breakdown of revenues

For the years ended December 31, 2008, 2007 and 2006, 82.0%, 83.3% and 83.3%, respectively, of the revenues attributable to our Electricity Segment were generated in the United States. The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the years indicated:

	Revenues in Thousands			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006

United States	$206,795	$179,999	$162,844	82.0%	83.3%	83.3%
Foreign	45,461	35,970	32,639	18.0	16.7	16.7

Total	$252,256	$215,969	$195,483	100.0%	100.0%	100.0%

In the years ended December 31, 2008, 2007 and 2006, 45.2%, 28.1% and 14.3%, respectively, of the revenues attributable to our Products Segments were generated in the United States.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison, for the Heber 1 and 2 projects, the Mammoth project and the Ormesa project and the prices that will be paid for the electricity under the power purchase agreement for the North Brawley project are higher in the months of June through September. As a result, we receive, and will receive in the future, higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna project are tied to the price of oil. Accordingly, our revenues for that project, which accounted for approximately 16.7% of our total revenues for the year ended December 31, 2008, are volatile.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating projects include operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, and insurance and, for the California projects, transmission charges, scheduling charges and purchases of sweet water for use in our plant cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the year ended December 31, 2008, royalties constituted approximately 5.1% of the Electricity Segment revenues, compared to approximately 4.3% in the year ended December 31, 2007.

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

Cash, Cash Equivalents and Short-Term Marketable Securities

Our cash, cash equivalents and short-term marketable securities as of December 31, 2008 decreased to $34.4 million from $60.7 million as of December 31, 2007. This decrease is principally due to our use during 2008 of $416.6 million of cash resources to fund capital expenditures and $65.8 million to repay long-term debt to our parent and to third parties. These expenditures were partially offset by the $149.7 million net proceeds from our sale of 3,100,000 shares of common stock to Lehman Brothers in a block trade in May 2008 at a price of $48.36 per share (net of underwriting fees and commissions), the $33.3 million net proceeds from our sale of 693,750 shares to our parent at a price of $48.02 per share on January 8, 2008, the $63.0 million net proceeds from the second closing of the OPC tax monetization transaction, the utilization of $125.0 million of lines of credit from commercial banks, and the $116.7 million derived from operating activities in the year ended December 31, 2008. In addition, we have $2.0 million and $2.8 million, respectively, of marketable securities as of December 31, 2008 and December 31, 2007 classified as non-current assets. This classification is due to failed auctions in the fourth quarter of 2007 and in 2008 of certain auction rate securities in our portfolio, as described below in the section entitled “Exposure to Market Risks”. Our corporate borrowing capacity has increased to $347.5 million under committed lines of credit with different commercial banks, as described below in the section entitled “Liquidity and Capital Resources”, of which as of December 31, 2008 we utilized $125.0 million (including $25.0 million of letters of credit).

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements set forth in Part II Item 8 of this annual report. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations. In applying these critical accounting policies, our management uses its judgment to determine the appropriate assumptions to be used in making certain estimates. Such estimates are based on management’s historical experience, the terms of existing contracts, management’s observance of trends in the geothermal industry, information provided by our customers and information available to management from other outside sources, as appropriate. Such estimates are subject to an inherent degree of uncertainty and, as a result, actual results could differ from our estimates. Our critical accounting policies include:

•	Revenues and Cost of Revenues. Revenues related to the sale of electricity from our geothermal and recovered energy-based power plants and capacity payments paid in connection with such sales (electricity revenues) are recorded based upon output delivered and capacity provided by such power plants at rates specified pursuant to the relevant power purchase agreements. The power purchase agreements are exempt from derivative treatment due to the normal purchase and sale exception. Revenues related to power purchase agreements accounted for as operating leases under Emerging Issues Task Force Issue (EITF) No. 01-8, Determining whether an Arrangement Contains a Lease, with minimum lease rentals which vary over time are generally recognized on a straight-line basis over the term of the power purchase agreement. Revenues generated from engineering and operating services and sales of products and parts are recorded once the service is provided or product delivery is made, as applicable.

Revenues generated from the construction of geothermal and recovered energy power plant equipment and other equipment on behalf of third parties (products revenues) are recognized using the percentage of completion method. The percentage of completion method requires estimates of future costs over the full term of product delivery. Such cost estimates are made by management based on prior operations and specific project characteristics and designs. If management’s estimates of total estimated costs with respect to our Products Segment are inaccurate, then the percentage of completion is inaccurate resulting in an over- or under-estimate of gross margins. As a result, we review and update our cost estimates on significant contracts on a quarterly basis, and no less than annually for all others, or when circumstances change and warrant a modification to a previous estimate. Changes in job performance, job conditions, and estimated profitability, including those arising from the application of penalty provisions in relevant contracts and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Provisions for estimated losses relating to contracts are made in the period in which such losses are determined.

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

We capitalize costs incurred in connection with the exploration and development of geothermal resources on an “area-of-interest” basis. All such costs, which include dry hole costs and the cost of drilling and equipping production wells and other directly attributable costs, are capitalized and amortized over their estimated useful lives when production commences. Although we do not commence exploration activities until feasibility studies have determined that the project is capable of commercial production, it is possible that economically recoverable reserves will not be found in an “area of interest” and exploration activities will be abandoned. In this case, capitalized exploration costs would be expensed.

•	Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. We evaluate long-lived assets, such as property, plant and equipment, exploration and drilling costs, power purchase agreements, and unconsolidated investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors which could trigger an impairment include, among others, significant underperformance relative to historical or projected future operating results, significant changes in our use of acquired assets or our overall business strategy, negative industry or economic trends, a determination that a suspended project is not likely to be completed, legal factors relating to our business or when we conclude that it is more likely than not that an asset will be disposed of or sold. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. The significant assumptions that we use in estimating our undiscounted future cash flows include: (i) projected generating capacity of the project and rates to be received under the respective power purchase agreement; and (ii) projected operating expenses of the relevant project. Estimates of future cash flows used to test recoverability of a long-lived asset under development also include cash flows associated with all future expenditures necessary to develop the asset.

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

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which in our case occurs every twenty-eight days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. In the fourth quarter of 2007 and in 2008, some of the auction rate securities we held failed to sell in the auctions that are held periodically to re-set the interest rate on those securities. As a result, consistent with our policies described above, we recorded asset impairment charges and unrealized losses for certain of the auction rate securities we held, and classified those securities with failed auctions as long-term assets in our consolidated balance sheets as of December 31, 2008 and 2007. These charges and the amounts involved are set forth in Note 6 to our consolidated financial statements for the years ended December 31, 2008 and 2007 set forth in Item 8 of this annual report. Due to current economic conditions, we may continue to incur losses associated with our auction rate securities.

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

In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates and future taxable income. Although realization is not assured, management believes it is more likely than not that the deferred tax asset as of December 31, 2008 will be realized. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted.

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

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Statements of Operations Historical Data:
Revenues:
Electricity Segment	$252,256	$215,969	$195,483
Products Segment	92,577	79,950	73,454

	344,833	295,919	268,937

Cost of revenues:
Electricity Segment	170,053	148,698	124,356
Products Segment	72,755	68,036	51,215

	242,808	216,734	175,571

Gross margin:
Electricity Segment	82,203	67,271	71,127
Products Segment	19,822	11,914	22,239

	102,025	79,185	93,366
Operating expenses:
Research and development expenses	4,595	3,663	2,983
Selling and marketing expenses	10,885	10,645	10,361
General and administrative expenses	25,938	21,416	18,094

Operating income	60,607	43,461	61,928
Other income (expense):
Interest income	3,118	6,565	6,560
Interest expense	(7,677)	(26,983)	(30,961)
Foreign currency translation and transaction losses	(7,721)	(1,339)	(704)
Impairment of auction rate securities	(4,195)	(2,020)	—
Other non-operating income, net	771	890	694

Income before income taxes, minority interest and equity in income of investees	44,903	20,574	37,517
Income tax provision	(7,962)	(1,822)	(6,403)
Minority interest	11,166	3,882	(813)
Equity in income of investees, net	1,725	4,742	4,146

Net income	$49,832	$27,376	$34,447

Earnings per share — basic and diluted
Basic	$1.13	$0.71	$1.00

Diluted	$1.12	$0.70	$0.99

Weighted average number of shares used in computation of earnings per share:
Basic	44,182	38,762	34,593

Diluted	44,298	38,880	34,707

	Year Ended December 31,
	2008	2007	2006

Statements of Operations Percentage Data:
Revenues:
Electricity Segment	73.2%	73.0%	72.7%
Products Segment	26.8	27.0	27.3

	100.0	100.0	100.0

Cost of revenues:
Electricity Segment	67.4	68.9	63.6
Products Segment	78.6	85.1	69.7

	70.4	73.2	65.3

Gross margin:
Electricity Segment	32.6	31.1	36.4
Products Segment	21.4	14.9	30.3

	29.6	26.8	34.7

Operating expenses:
Research and development expenses	1.3	1.2	1.1
Selling and marketing expenses	3.2	3.6	3.9
General and administrative expenses	7.5	7.2	6.7

Operating income	17.6	14.7	23.0
Other income (expense):
Interest income	0.9	2.2	2.4
Interest expense	(2.2)	(9.1)	(11.5)
Foreign currency translation and transaction losses	(2.2)	(0.5)	(0.3)
Impairment of auction rate securities	(1.2)	(0.7)	0.0
Other non-operating income, net	0.2	0.3	0.3

Income before income taxes, minority interest and equity in income of investees	13.0	7.0	14.0
Income taxprovision	(2.3)	(0.6)	(2.4)
Minority interest	3.2	1.3	(0.3)
Equity in income of investees, net	0.5	1.6	1.5

Net income	14.5%	9.4%	12.8%

Comparison of the Year Ended December 31, 2008 and the Year Ended December 31, 2007

Total Revenues

Total revenues for the year ended December 31, 2008 were $344.8 million, as compared with $296.0 million for the year ended December 31, 2007, which represented a 16.5% increase in total revenues. This increase is attributable to both our Electricity and Products Segments whose revenues increased by 16.8% and 15.8%, respectively, over the same period in 2007.

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2008 were $252.3 million, as compared with $216.0 million for the year ended December 31, 2007, which represented a 16.8% increase in such revenues. This increase is primarily attributable to additional revenues of $26.8 million generated in the United States resulting from: (i) an increase in our electricity generation, as a result of new power plants placed in service and enhanced performance of existing power plants, from 1,994,263 MWh in the year ended December 31, 2007 to 2,266,422 MWh in the year ended December 31, 2008; and (ii) an increase in the energy rates in the Puna project (due to higher oil prices) and in our Standard Offer #4 power purchase agreements payable by Southern California Edison. The increase in the Electricity Segment revenues in the year ended December 31, 2008 is also attributable to a net increase of $9.5 million in revenues from our international plants as a result of revenues generated from our Amatitlan project in Guatemala, which started generating electricity in March 2007 and from our Momotombo project in Nicaragua, which suffered in the year ended December 31, 2007 from a failure of turbines that we did not manufacture. The increase in our United States electricity revenues was offset by: (i) a decrease in the generation of the Steamboat 2/3 project as a result of the temporary shut down required to replace the project turbines (the project returned to full operation in the beginning of October 2008); (ii) expiration of the “adder”, an additional energy rate paid to us under the Heber 2 power purchase agreement; (iii) a decrease in the generating output of the Brady complex as a result of a decline in the geothermal reservoir; and (iv) a decrease in the generating output of the OREG 1 project as a result of lower than expected heat availability due to operation of the compressor stations at a lower than expected load.

Products Segment

Revenues attributable to our Products Segment for the year ended December 31, 2008 were $92.6 million, as compared with $80.0 million for the year ended December 31, 2007, which represented a 15.8% increase in such revenues. Most of the increase in revenues was derived from two large geothermal projects, the Blue Mountain project in Nevada and the Centennial Binary Plant in New Zealand.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2008 was $242.8 million, as compared with $216.7 million for the year ended December 31, 2007, which represented a 12.0% increase in total cost of revenues. The increase is attributable to an increase in both our Electricity and Products Segments, as discussed below. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2008 was 70.4% compared with 73.2% for the year ended December 31, 2007.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2008 was $170.1 million, as compared with $148.6 million for the year ended December 31, 2007, which represented a 14.4% increase in total cost of revenues for such segment. The increase in our costs in this segment during the year ended December 31, 2008 over the same period in 2007 reflects: (i) increased costs relating to new and enhanced projects placed in service (including depreciation); (ii) an increase in labor and materials costs in existing plants; and (iii) liquidated damages to our customers as a result of not meeting the capacity targets under certain power purchase agreements. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2008 was 67.4% compared with 68.9% for the year ended December 31, 2007.

Products Segment

Total cost of revenues attributable to our Products Segment for the year ended December 31, 2008 was $72.8 million as compared with $68.0 million for the year ended December 31, 2007, which represented a 6.9% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our product revenues, as described above, as well as a different product mix. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the year ended December 31, 2008 was 78.6% as compared with 85.1% for the year ended December 31, 2007.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2008 were $4.6 million, as compared with $3.7 million for the year ended December 31, 2007, which represented a 25.4% increase. Such increase is primarily due to expenses incurred in connection with our research and development activities relating to: (i) Enhanced Geothermal Systems (EGS); (ii) a REG plant specifically designed to use the residual energy from the vaporization process at a liquefied natural gas regasification terminals (as a result of receiving a notice to proceed with the construction of such unit from ENAGAS, S.A. of Madrid, Spain); (iii) development of a solar thermal system for the production of electricity; and (iv) the supply of a geothermal power unit for testing at a producing oil well located at the Oil Test Center near Caspar, Wyoming. The research and development expenses are net of grants from the U.S. Department of Energy in the amount of $0.6 million with respect to the EGS project.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2008 were $10.9 million, as compared with $10.6 million for the year ended December 31, 2007, which represented a 2.3% increase. Selling and marketing expenses for the year ended December 31, 2008 constituted 3.2% of total revenues for such period, as compared with 3.6% for the year ended December 31, 2007.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2008 were $25.9 million, as compared with $21.4 million for the year ended December 31, 2007, which represented a 21.1% increase. Such increase is primarily attributable to: (i) costs related to a potential acquisition of geothermal assets that we ultimately decided not to pursue; and (ii) an increase in personnel expenses due in part to the devaluation of the U.S. dollar during the year ended December 31, 2008. General and administrative expenses for the year ended December 31, 2008 increased to 7.5% of total revenues for such period, from 7.2% for the year ended December 31, 2007.

Operating Income

Operating income for the year ended December 31, 2008 was $60.6 million, as compared with $43.5 million for the year ended December 31, 2007. Such increase in operating income was principally attributable to an increase in the gross margin in both our Electricity and Products Segments due to the significant increase in revenues during the year ended December 31, 2008, as described above. Operating income attributable to our Electricity Segment for the year ended December 31, 2008 was $54.9 million, as compared with $43.7 million for the year ended December 31, 2007. Operating income attributable to our Products Segment for the year ended December 31, 2008 was $5.7 million, as compared with an operating loss of $0.2 million for the year ended December 31, 2007.

Interest Income

Interest income for the year ended December 31, 2008 was $3.1 million, as compared with $6.6 million for the year ended December 31, 2007, which represented a 52.5% decrease. The decrease is primarily due to a decrease in cash and cash equivalents, marketable securities and restricted cash as well as a decrease in interest rates payable on liquid investments.

Interest Expense

Interest expense for the year ended December 31, 2008 was $7.7 million, as compared with $27.0 million for the year ended December 31, 2007, which represented a 71.5% decrease. The $19.3 million decrease is primarily due to principal repayments and to an increase of $14.5 million in interest capitalized to projects as a result of increased projects under construction.

Foreign Currency Translation and Transaction Losses

Foreign currency translation and transaction losses for the year ended December 31, 2008 were $7.7 million, as compared with $1.3 million for the year ended December 31, 2007. The $6.4 million increase is primarily due to: (i) foreign currency translation losses in the amount of $3.3 million with respect to a loan denominated in New Zealand dollars which was granted to our New Zealand subsidiary GDL, whose functional currency is the New Zealand dollar; and (ii) losses on forward foreign exchange transactions which do not qualify as hedge transactions for accounting purposes. The foreign currency translation losses in respect of the loan granted to our New Zealand subsidiary will decrease the cost of the equipment which was financed by such loan.

Impairment of Auction Rate Securities

In the year ended December 31, 2008, we recorded $4.2 million of impairment charges as a result of an other-than-temporary decline in the value of certain auction rate securities as compared to $2.0 million in the year ended December 31, 2007. This amount includes $0.8 million, which was deemed temporary as of December 31, 2007. See also Note 6 to our consolidated financial statements set forth in Item 8 of this annual report. The carrying value of auction rate securities as of December 31, 2008 is $4.9 million.

Income Taxes

Income tax provision for the year ended December 31, 2008 was $8.0 million, as compared with $1.8 million for the year ended December 31, 2007. The effective tax rates for the years ended December 31, 2008 and 2007 were 17.7% and 8.9%, respectively. The increase in the effective tax rate resulted from a transaction to monetize production tax credits and other favorable tax attributes generated from certain of our geothermal projects and a lower impact on the effective tax rate from production tax credits in the year ended December 31, 2008 due to an increase in our income before income taxes.

Minority interest

Minority interest represents income from the sale of limited liability company interests in OPC to institutional equity investors in June 2007 and April 2008. Minority interest for the year ended December 31, 2008 was $11.2 million as compared to $3.9 million for the years ended December 31, 2007.

Equity in Income of Investees

Our participation in the income generated from our investees for the year ended December 31, 2008 was $1.7 million, as compared with $4.7 million for the year ended December 31, 2007. In the year ended December 31, 2008 the amount is derived from our 50% ownership of the Mammoth project, while in the year ended December 31, 2007 it was derived from our 50% ownership in the Mammoth project and from our 80% ownership in our equity investee, Ormat Leyte Co. Ltd. (Leyte). On September 25, 2007, Leyte transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although this transfer reduced our owned foreign generation capacity by 39 MW, with a commensurate impact on equity in income of investees and net income. Our equity in income of investees for the year ended December 31 2008 includes an immaterial loss from Leyte, while in the year ended December 31, 2007 we had $3.1 million of income from Leyte.

Net Income

Net income for the year ended December 31, 2008 was $49.8 million, as compared with $27.4 million for the year ended December 31, 2007, which represents an increase of 82.0%. Such increase in net income was principally attributable to: (i) a $17.1 million increase in our operating income; (ii) a $19.3 million decrease in interest expense; and (iii) a $7.3 million increase in minority interest as described above. This was partially offset by: (i) a $6.1 million increase in income tax provision; (ii) a $3.0 million decrease in equity in income of investees; (iii) a $2.2 million increase in impairment of auction rate securities; (iv) a $3.4 million decrease in interest income; and (v) a $6.4 million increase in foreign currency translation and transaction losses. Net income for the year ended December 31, 2008 includes stock-based compensation related to stock options of $4.0 million as compared with $3.3 million for the year ended December 31, 2007.

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

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2007 were $216.0 million, as compared with $195.5 million for the year ended December 31, 2006, which represented a 10.5% increase in such revenues. This increase is mainly attributable to additional revenues of $17.1 million generated in the United States as a result of an increase in our electricity generation in the United States from 1,789,794 MWh in the year ended December 31, 2006 to 1,994,263 MWh in the year ended December 31, 2007. This increase is mainly the result of additional generation from new power plants placed in service, the enhancements of existing power plants and an increase in the energy rates in Standard Offer #4 power purchase agreements payable by Southern California Edison. The increase also is partially attributable to a net increase of $3.4 million in revenues from our international plants as a result of revenues generated from our Amatitlan project in Guatemala, which started generating electricity in March 2007 and an increase in revenues generated from the Zunil project in Guatemala, which was consolidated as of March 13, 2006. The increase in revenues from our foreign projects was partially offset by a decrease of $3.6 million in revenues from our Momotombo project in Nicaragua as a result of a failure of turbines that we did not manufacture. The Momotombo power plant returned to full operation in November 2007.

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

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2007 was $148.6 million, as compared with $124.4 million for the year ended December 31, 2006, which represented a 19.5% increase in total cost of revenues for such segment. This increase is primarily due to: (i) costs of $2.0 million related to a scheduled overhaul in the Heber 1 project (such an overhaul is performed once every four to five years); (ii) costs relating to new and enhanced projects placed in service; and (iii) an increase in labor and materials costs in existing plants. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2007 was 68.9% compared with 63.6% for the year ended December 31, 2006.

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

Interest Income

Interest income for the years ended December 31, 2007 and 2006 was $6.6 million.

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

Impairment of Auction Rate Securities

In the year ended December 31, 2007, we recorded $2.0 million of impairment, as a result of an other-than-temporary decline in the value of certain auction rate securities.

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

Minority interest

Minority interest for the year ended December 31, 2007 includes income of $3.9 million from the sale of limited liability company interests in OPC to institutional equity investors in June 2007. Minority interest for the year ended December 31, 2006 includes $0.8 million minority interest in earnings of the Zunil project.

Equity in Income of Investees

Our participation in the income generated from our investees for the year ended December 31, 2007 was $4.7 million, as compared with $4.1 million for the year ended December 31, 2006. On September 25, 2007, our equity investee, Leyte transferred its power plants to PNOC-Energy Development Corporation pursuant to a Build, Operate, and Transfer agreement. We did not incur any material financial loss as a result of such transfer, although this transfer reduced our owned foreign generation capacity by 39 MW, with a commensurate impact on equity in income of investees and net income.

Net Income

Net income for the year ended December 31, 2007 was $27.4 million, as compared with $34.4 million for the year ended December 31, 2006, a decrease of 20.5%. Such decrease in net income was principally attributable to an $18.5 million decrease in operating income as explained above. This was partially offset by a decrease in our income tax provision of $4.6 million, a $4.0 million decrease in interest expense, a $2.0 million impairment of auction rate securities and a $4.7 million increase in minority interest as described above. Net income for the year ended December 31, 2007 includes stock-based compensation related to stock options of $3.3 million as compared with $1.5 million for the year ended December 31, 2006.

Stock-based Compensation

We account for stock-based compensation using the fair value method whereby compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, the issuance of our common stock in public and private offerings, proceeds from third party debt in the form of borrowings under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes and project financing (including the Puna lease and the OPC Tax Monetization transaction described below) and we have utilized this cash to fund our acquisitions, develop and construct power generation plants and meet our other cash and liquidity needs.

As of December 31, 2008, we have access to the following sources of funds: (i) $34.4 million in cash and cash equivalents; and (ii) $222.5 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for 2009 include approximately $250 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $43.4 million for debt repayment (including to our parent).

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) proceeds of $105.0 million from the Olkaria III refinancing described below; (iii) cash flows from our operations; (iv) additional borrowing capacity under future lines of credit with commercial banks and other financial intuitions that are under negotiations; and (v) future project financing and refinancing. Our management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions.

Issuance of stock

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

The proceeds from these sales were used for general corporate purposes, including construction of geothermal and recovered energy generation power plants and other investments and financing activities.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan were used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate of 7.5% per annum. All computations of interest shall be made by Ormat Industries on the basis of a year consisting of 360 days. As of December 31, 2008, the outstanding balance of the loan was approximately $26.2 million compared to $57.8 million as of December 31, 2007.

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

Non-Recourse and Limited-Recourse Third Party Debt

Ormat Funding Senior Secured Notes — Non-Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2008, OFC was in compliance with the covenants under the OFC Senior Secured Notes. In November 2008, we acquired from an OFC noteholder, OFC Senior Secured Notes with an outstanding principal amount of $1.7 million and recognized an immaterial gain. As of December 31, 2008, there were $155.3 million of OFC Senior Secured Notes outstanding.

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2008, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of December 31, 2008, there were $116.8 million of OrCal Senior Secured Notes outstanding.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development
Corporation (CDC) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The first loan from IFC, of which $4.6 million was outstanding as of December 31, 2008, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The second loan from IFC was fully paid on May 15, 2008. The loan from CDC, of which $4.4 million was outstanding as of December 31, 2008, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under these senior loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of December 31, 2008, Orzunil was in compliance with the covenants under these senior loans.

Credit Facility Agreement (The Momotombo project) — Limited-Recourse

Ormat Momotombo Power Company (Momotombo), our wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, of which $5.5 million was outstanding as of December 31, 2008, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 each, and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000 each. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders. As of December 31, 2008, Momotombo was in compliance with the covenants under the loan.

New Financing of our Projects

Financing of the Olkaria III Project

On January 5, 2009, our wholly owned subsidiary, OrPower 4 Inc., signed loan documents for project financing of up to $105.0 million to refinance its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. We initially financed construction of Phase I and Phase II of the project, as well as the drilling of wells, with corporate funds. The loans are to be provided by a group of European Development Finance Institutions (DFIs) arranged by DEG — Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The loans will mature on December 15, 2018, and will be payable in 19 equal semi-annual installments. Interest on the loans is variable based on 6-month LIBOR plus 4.0% and we have the option to fix the interest rate upon closing.

Financing of the Amatitlan Project

We intend to refinance our equity investment in the construction cost of the Amatitlan project and we are currently in discussions with a financial institution regarding such refinancing.

Financing of the Brawley Project

We may raise capital through a tax monetization transaction for the North Brawley project; however, new incentives included in the American Recovery and Reinvestment Act may affect our decision.

Full-Recourse Third Party Debt

On February 15, 2006, our subsidiary, Ormat Nevada Inc. (Ormat Nevada), entered into a $25.0 million credit agreement with Union Bank, N.A. (formerly known as Union Bank of California, N.A. (Union Bank). In December 2008, Ormat Nevada entered into an amendment to the credit agreement. Under the amendment the credit termination date was extended to February 15, 2012, and the aggregate amount available under the credit agreement was increased to $37.5 million. Under the credit agreement, as amended, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

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

As of December 31, 2008, eight letters of credit in the amount of $25.0 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with five commercial banks for an aggregate amount of $310.0 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Each of the credit agreements has a term of three years.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Our (or Ormat Systems’) obligations under the credit agreements are unsecured, but we are subject to a negative pledge in favor of the banks and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

Some of the loan agreements contain cross-default provisions with respect to other material indebtedness owed by us to any third party. As of December 31, 2008, loans in the amount of $100.0 million were outstanding under such credit agreements.

Our management does not believe that the restrictive covenants, financial ratios or other terms of any of our (or Ormat Systems’) full-recourse bank credit agreements will materially limit our ability to execute our business plans or operations.

Our management believes that we are currently in compliance with our covenants with respect to these credit agreements.

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

Bank Hapoalim and Bank Leumi have issued such performance letters of credit in favor of our customers from time to time. As of December 31, 2008, Bank Hapoalim and Bank Leumi have agreed to make available to us letters of credit totaling $35.4 million and $5.9 million, respectively. As of such date, Bank Hapoalim and Bank Leumi have issued letters of credit in the amount of $17.3 million and $5.9 million, respectively.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described above under “Full-Recourse Third Party Debt”. As of December 31, 2008, eight letters of credit in the amount of $25.0 million remained issued and outstanding under the Union Bank credit agreement.

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

OPC Tax Monetization Transaction

On June 7, 2007, our wholly owned subsidiary, Ormat Nevada, entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc., under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (OPC), giving them rights to certain tax benefits (such as production tax credits and accelerated depreciation) and distributable cash associated with four of our projects. The first closing under the agreements occurred in 2007 and covered our Desert Peak 2, Steamboat Hills and Galena 2 projects. The investors paid $71.8 million at such closing. The second closing under the agreements occurred in 2008 and covered our Galena 3 project. The investors paid $63.0 million for interests in Galena 3.

Ormat Nevada will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until it recovers the capital that it has invested in the projects, while the investors will receive substantially all of the production tax credits and the taxable income or loss, and the distributable cash flow after Ormat Nevada has recovered its capital. The investor’s return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the Flip Date), Ormat Nevada will receive 95% of both distributable cash and taxable income and the investors will receive 5% of both distributable cash and taxable income on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the projects.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 16 to our Consolidated Financial Statements set forth in Item 8 of this annual report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $3.4 million as of December 31, 2008. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends we declared during the past two years:

	Dividend
	Amount
Date Declared	per Share	Record Date	Payment Date

February 27, 2007	$0.07	March 21, 2007	March 29, 2007
May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 6, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008
May 6, 2008	$0.05	May 20, 2008	May 27, 2008
August 5, 2008	$0.05	August 19, 2008	August 29, 2008
November 5, 2008	$0.05	November 19, 2008	December 1, 2008
February 24, 2009	$0.07	March 16, 2009	March 26, 2009

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Net cash provided by operating activities	$116,949	$58,725	$73,035
Net cash used in investing activities	(398,991)	(116,311)	(249,147)
Net cash provided by financing activities	269,286	84,559	169,390
Translation adjustments on cash and cash equivalents	(78)	—	—
Net change in cash and cash equivalents	(12,834)	26,973	(6,722)

For the Year Ended December 31, 2008

Net cash provided by operating activities for the year ended December 31, 2008 was $116.9 million, as compared with $58.7 million for the year ended December 31, 2007. Such net increase of $58.2 million resulted primarily from: (i) the increase in net income to $49.8 million in the year ended December 31, 2008, as compared with $27.4 million in the year ended December 31, 2007, mainly as a result of the increase in operating income, as described above; and (ii) an increase of $13.5 million in accounts payable and accrued expenses, in the year ended December 31, 2008, as compared to a decrease of $12.2 million in the year ended December 31, 2007.

Net cash used in investing activities for the year ended December 31, 2008 was $399.0 million, as compared with $116.3 million for the year ended December 31, 2007. The principal factors that affected our net cash used in investing activities during the year ended December 31, 2008 were capital expenditures of $416.6 million, primarily for our facilities under construction, offset by a $5.6 million decrease in restricted cash, cash equivalents and marketable securities, and by a $12.6 million decrease in marketable securities.

Net cash provided by financing activities for the year ended December 31, 2008 was $269.3 million, as compared with $84.6 million for the year ended December 31, 2007. The principal factors that affected the cash flows provided by financing activities during the year ended December 31, 2008 were: (i) the net proceeds of $149.7 million from the sale of 3,100,000 shares in a block trade; (ii) the $33.3 million net proceeds from our sale of 693,750 shares to our parent; (iii) the $63.0 million in net proceeds received from the institutional equity investors in OPC for the transfer of the Galena 3 geothermal project to OPC, relating to the second closing of the OPC tax monetization transaction; and (iv) the $100.0 million proceeds from revolving lines of credit from banks, offset by: (i) the repayment of long-term debt in the amount of $34.1 million; (ii) the repayment of debt to our parent in the amount of $31.6 million; and (iii) the payment of a dividend to our shareholders in the amount of $8.9 million.

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

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants; and (ii) the construction and development of new power plants. We expect that the following enhancements of our existing power plants and the construction of new power plants will be funded initially from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level.

Puna Project.  An enhancement program for the Puna project is currently planned and is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect that such enhancement program will be completed by the end of 2009. We are in discussions with Hawaii Electric Light Company for the sale of additional electrical power from the Puna project.

OREG 2 Project.  In connection with the OREG 2 recovered energy project for the construction of four power plants along the Northern Border natural gas pipeline, we have already brought on line two of the four units, which have a net capacity of 5.5 MW each. The remaining two units are expected to be completed by the end of 2009.

Peetz Project.  We are in final completion of the Peetz recovered energy project, a 4 MW power plant that is being constructed along a natural gas pipeline near Denver, Colorado. The facility is scheduled to be commissioned in the first quarter of 2009.

East Brawley Project.  We plan to construct and have begun manufacturing equipment and exploration drilling for an additional 30 MW power plant in the Brawley Known Geothermal Resource Area in Imperial County, California, adjacent to the North Brawley project. Completion of the project was initially projected for the end of 2009. We are still awaiting the required construction permits and therefore the project’s completion will be delayed until 2010.

GRE Project.  We are developing a 5.3 MW recovered energy generation project for Great River Energy, which will be located along the Northern Border pipeline in Martin County, Minnesota. We recently signed a 20-year power purchase agreement with Great River Energy. We expect this facility to be commissioned by the end of 2009.

Jersey Valley Project.  We are currently developing the Jersey Valley project on Bureau of Land Management leases located in Nevada. The project is expected to deliver between 18 MW to 30 MW of power generation under a 20-year power purchase agreement with NV Energy, Inc.

We have budgeted approximately $360.0 million for the projects described above and have invested approximately $88.0 million of such budget as of December 31, 2008, and expect to invest approximately $153.0 million in 2009.

In addition to the above projects, our operating projects have capital expenditure requirements for 2009 of approximately $18.0 million. We plan to start other construction and enhancement of additional projects for a total amount of $22.0 million and we have various leases for geothermal resources, in which we have started exploration activity, for a total investment amount of approximately $32.0 million for 2009. We also plan to invest approximately $2.0 million in machinery and equipment in 2009.

In addition, in order to finalize the construction of the North Brawley project we plan to invest in such project approximately $25.0 million in 2009.

We do not anticipate material capital expenditures in the near term for any of our operating projects, other than those described above and other than new projects beyond 2009.

Exposure to Market Risks

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. The shortage of liquidity and credit combined with recent substantial losses in worldwide equity markets have led to a worldwide economic recession which may last for an extended period. Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plan during the next twelve months. However, if worldwide economic conditions worsen, the cost of obtaining financing for our project needs may increase significantly or such financing may not be available at all. In addition, a prolonged economic slowdown could reduce worldwide demand for energy, including our geothermal energy, REG and other products. If these conditions continue or worsen, they may result in reduced worldwide demand for energy, which may adversely affect both our Electricity and Products Segments. Among other things, we might face: (i) potential declines in revenues in our Products Segment due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers; (ii) potential declines in revenues from some of our existing geothermal power projects as a result of curtailed electricity demand and low oil and gas prices; and (iii) potential adverse impacts on our customers’ ability to pay, when due, amounts payable to us. In addition, we may experience related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if our customers do not pay, or if we are unable to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws.

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

As of December 31, 2008, 74.5% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 25.5% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of December 31, 2008, $105.5 million of our debt remained subject to some floating rate risk. Since we plan to refinance most of those loans with loans bearing fixed interest rates, our exposure to changes in interest rates with respect to our long-term obligations is immaterial.

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

In the fourth quarter of 2007 and in 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. While we continue to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. We concluded that the fair value of these auction rate securities at December 31, 2008 and 2007 was $4.9 million and $8.4 million, respectively, a decline of $6.3 million and $2.8 million, respectively, from par value of $11.2 million. Based upon our evaluation of available information, we believed these investments generally to be of high credit quality, as substantially all of the investments carried an AA credit rating and higher. In addition, we had the intent and ability to hold these investments until the anticipated recovery in market value occurred. Accordingly, we recorded an unrealized loss on these securities of $0.8 million in the year ended December 31, 2007 in other comprehensive loss. We also concluded that $2.0 million of the decline in the year ended December 31, 2007 was other-than-temporary and recorded an impairment charge for this amount. In the third quarter of 2008, due to the recent deterioration in market conditions and the significant decline in the fair value indicated for the auction rate securities, we concluded that the decline is now other-than-temporary and recorded an impairment charge of $4.2 million in other non-operating income (expense) for the year ended December 31, 2008. Such amount includes $0.8 million, which had been included in other comprehensive loss as of December 31, 2007.

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekel (NIS). Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. In the past, we have not used any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. In the future, we may use such foreign currency exchange contracts and other derivative instruments to reduce our foreign currency exposure to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

Effects of Inflation

We do not expect that inflation will be a significant risk in the near term, given the current global economic conditions. However, that could change in the future. To address rising inflation, some of our contracts include certain mitigating factors against any inflation risk. In connection with the Electricity Segment, inflation may directly impact an expense incurred for the operation of our projects, hence increasing the overall operating cost to us. The negative impact of inflation may be partially offset by price adjustments built into some of our power purchase agreements that could be triggered upon such occurrences. Energy payments pursuant to the power purchase agreements for the Mammoth project (after April 2012), the Ormesa project (after April 2012) and the Heber 1 and 2 projects (after April 2012) will change because of our power purchasers’ underlying short run avoided costs. To the extent that inflation causes an increase in those short run avoided costs, higher energy payments could have an offsetting impact to any inflation-driven increase in our expenses. Similarly, the energy payments pursuant to the power purchase agreements for the Brady project, the Steamboat 2/3 project, the Steamboat Hills project, and the Burdette project increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI. Lease payments are generally fixed, while royalty payments are generally determined as a percentage of revenues and therefore are not significantly impacted by inflation. Overall, we believe that the impact of inflation on our business will not be significant.

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2008, (in thousands):

	Payments Due By Period
	Remaining
	Total	2009	2010	2011	2012	2013	Thereafter

Principal of Long Term Liabilities	$412,835	$43,361	$85,926	$72,700	$20,194	$21,273	$169,381
Interest on Long Term Liabilities(1)	133,603	21,713	19,704	17,116	15,456	14,867	44,747
Future Minimum Operating Lease	95,767	8,013	7,567	8,061	8,199	8,062	55,865
Benefits Upon Retirement(2)	11,980	2,436	147	787	1,041	837	6,732

	$654,185	$75,523	$113,344	$98,664	$44,890	$45,039	$276,725

(1)	Interest on the OFC Senior Secured Notes due in 2020 is fixed at a rate of 8.25%. Interest on the OrCal Senior Secured Notes due in 2020 is fixed at a rate of 6.21%. Interest on the Orzunil Senior Loans due in 2010 and 2011 is fixed at rates of 10.300% and 11.775%, respectively. Interest on the Ormat Industries notes is fixed at the rate of 7.50%. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates). Accordingly, for purposes of the above calculation of interest payments pertaining to variable rate debt, the methodology used to determine future LIBOR rates was the use of Constant Maturity Swaps.

(2)	The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their normal retirement age.

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2008, total obligations related to such supplier agreements were approximately $104.3 million (out of which approximately $64.1 million relate to construction-in-process). All such obligations are payable in 2009.

The above tables do not reflect unrecognized tax benefits of $3,425,000 the timing of which is uncertain. Refer to Note 16 to our Consolidated Financial Statements set forth in Item 8 of this annual report for additional discussion of unrecognized tax benefits.

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Southern California Edison, Hawaii Electric Light Company, and Sierra Pacific Power Company and Nevada Power Company. If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 27.6%, 31.9% and 30.0% of our total revenues for the three years ended December 31, 2008, 2007 and 2006, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounted for 16.7%, 14.6% and 15.1% of our total revenues for the three years ended December 31, 2008, 2007 and 2006, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 12.6%, 10.9% and 13.0% of our total revenues for the three years ended December 31, 2008, 2007 and 2006, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the recently enacted American Recovery and Reinvestment Act. We are permitted to claim 30% of the cost of each new geothermal power plant in the United States as an investment tax credit against our federal income taxes. Alternatively, we are permitted to claim a “production tax credit,” which in 2008 was 2.1 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the project must choose between the production tax credit and the 30% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the production tax credit or the investment tax credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost maybe deducted in the first few years than during the remainder of the depreciation period. If we claim the investment tax credit, our “tax base” in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim a production tax credit; there is no reduction in the tax basis for depreciation. Companies that begin construction on, or place qualifying renewable energy facilities in service, during 2009 or 2010 may choose to apply for a cash grant from the U.S. Department of Treasury in an amount equal to the investment tax credit. Under the American Recover and Reinvestment Act, the U.S. Department of Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

Production of electricity from geothermal resources is also supported under the new “Temporary Program For Rapid Deployment of Renewable Energy and Electric Power Transmission Projects” established with the U.S. Department of Energy as part of the Department of Energy’s existing Innovative Technology Loan Guarantee Program. The new program: (i) extends the scope of the existing federal loan guarantee program to cover renewable energy projects, renewable energy component manufacturing facilities and electricity transmission projects that embody established commercial, as well as innovative, technologies; and (ii) provides an appropriation to cover the “credit subsidy costs” of such projects (meaning the estimated average costs to the federal government from issuing the loan guarantee, equivalent to a lending bank’s loan loss reserve.

To be eligible for a guarantee under the new program, a supported project must break ground, and the guarantee must be issued, by September 30, 2011. A project supported by the federal guarantee under the new program must pay prevailing federal wages.

Based on the appropriation of $6 billion dollars to pay the credit subsidy costs of guarantees issued under the new program, it is likely that between $60 billion to $120 billion of financing (assuming average subsidy requirements between 10% and 5%, respectively) will be available to eligible projects, including geothermal power plants.

Our subsidiary, Ormat Systems, received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arms length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, Ormat Systems is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed with the remainder to be claimed in the second year. Under the provisions of certain tax regulations published in Israel in July 2008, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 50% on machinery and equipment acquired from June 1, 2008 to May 31, 2009 and placed in service at the later of six months after acquisition or before May 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this annual report.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ormat Technologies, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/PricewaterhouseCoopers LLP

San Francisco, California
February 27, 2009

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$34,393	$47,227
Marketable securities	—	13,489
Restricted cash, cash equivalents and marketable securities	24,439	29,236
Receivables:
Trade	49,839	46,519
Related entity	338	385
Other	15,654	9,008
Due from Parent	1,085	253
Inventories, net	13,724	10,312
Costs and estimated earnings in excess of billings on uncompleted contracts	6,982	3,608
Deferred income taxes	3,003	1,732
Prepaid expenses and other	16,222	7,059

Total current assets	165,679	168,828
Long-term marketable securities	1,994	2,762
Restricted cash, cash equivalents and marketable securities	2,951	5,605
Unconsolidated investments	30,559	30,560
Deposits and other	16,876	15,294
Deferred income taxes	13,965	12,427
Property, plant and equipment, net	958,186	743,386
Construction-in-process	386,501	234,014
Deferred financing and lease costs, net	16,127	14,044
Intangible assets, net	44,853	47,989

Total assets	$1,637,691	$1,274,909

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$103,336	$75,836
Billings in excess of costs and estimated earnings on uncompleted contracts	15,670	4,818
Current portion of long-term debt:
Limited and non-recourse	6,676	7,667
Full recourse	—	1,000
Senior secured notes (non-recourse)	20,085	25,475
Due to Parent, including current portion of notes payable to Parent	16,616	31,695

Total current liabilities	162,383	146,491
Long-term debt, net of current portion:
Limited and non-recourse	7,814	14,490
Revolving credit lines with banks (full recourse)	100,000	—
Senior secured notes (non-recourse)	252,060	273,840
Notes payable to Parent, net of current portion	9,600	26,200
Deferred lease income	74,427	76,198
Deferred income taxes	33,231	20,680
Liability for unrecognized tax benefits	3,425	5,330
Liabilities for severance pay	17,640	15,201
Asset retirement obligation	13,438	13,014

Total liabilities	674,018	591,444

Minority interest	117,245	65,382

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,353,120 and 41,530,071 shares issued and outstanding, respectively	45	41
Additional paid-in capital	701,273	513,109
Retained earnings	144,465	103,545
Accumulated other comprehensive income	645	1,388

Total stockholders’ equity	846,428	618,083

Total liabilities and stockholders’ equity	$1,637,691	$1,274,909

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Revenues:
Electricity	$252,256	$215,969	$195,483
Products	92,577	79,950	73,454

Total revenues	344,833	295,919	268,937

Cost of revenues:
Electricity	170,053	148,698	124,356
Products	72,755	68,036	51,215

Total cost of revenues	242,808	216,734	175,571

Gross margin	102,025	79,185	93,366
Operating expenses:
Research and development expenses	4,595	3,663	2,983
Selling and marketing expenses	10,885	10,645	10,361
General and administrative expenses	25,938	21,416	18,094

Operating income	60,607	43,461	61,928
Other income (expense):
Interest income	3,118	6,565	6,560
Interest expense:
Parent	(3,598)	(5,941)	(8,367)
Other	(25,391)	(27,877)	(30,674)
Less — amount capitalized	21,312	6,835	8,080
Foreign currency translation and transaction losses	(7,721)	(1,339)	(704)
Impairment of auction rate securities	(4,195)	(2,020)	—
Other non-operating income, net	771	890	694

Income before income taxes, minority interest and equity in income of investees	44,903	20,574	37,517
Income tax provision	(7,962)	(1,822)	(6,403)
Minority interest	11,166	3,882	(813)
Equity in income of investees, net	1,725	4,742	4,146

Net income	49,832	27,376	34,447
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	(885)	—	—
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(293)	(326)	(362)
Change in unrealized gains or losses on marketable securities available-for-sale	435	(590)	117

Comprehensive income	$49,089	$26,460	$34,202

Earnings per share:
Basic	$1.13	$0.71	$1.00

Diluted	$1.12	$0.70	$0.99

Weighted average number of shares used in computation of earnings per share:
Basic	44,182	38,762	34,593

Diluted	44,298	38,880	34,707

Dividend per share declared	$0.20	$0.22	$0.15

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional	Unearned		Other
	Common Stock		Paid-in	Stock-based	Retained	Comprehensive
	Shares	Amount	Capital	Compensation	Earnings	Income	Total
	(in thousands, except per share data)

Balance at December 31, 2005	31,563	$31	$124,008	$(153)	$55,824	$2,549	$182,259
Reversal of deferred stock based compensation	—	—	(153)	153	—	—	—
Share based compensation	—	—	1,706	—	—	—	1,706
Cash dividend declared, $0.15 per share	—	—	—	—	(5,218)	—	(5,218)
Issuance of shares of common stock in a follow-on public offering	4,025	4	135,049	—	—	—	135,053
Issuance of shares of common stock in a block trade transaction	2,500	3	92,408	—	—	—	92,411
Exercise of options by employees	14	—	215	—	—	—	215
Tax benefit on exercise of options by employees			166	—			166
Net income	—	—	—	—	34,447	—	34,447
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax benefit of $224,000)	—	—	—	—	—	(362)	(362)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $100,000)	—	—	—	—	—	117	117

Balance at December 31, 2006	38,102	38	353,399	—	85,053	2,304	440,794
Stock-based compensation	—	—	3,763	—	—	—	3,763
Cash dividend declared, $0.22 per share	—	—	—	—	(8,556)	—	(8,556)
Issuance of shares of common stock in a block trade transaction	3,000	2	137,242	—	—	—	137,244
Issuance of unregistered shares of common stock to the Parent in a private placement	381	1	17,499	—	—		17,500
Exercise of options by employees	47	—	743	—	—	—	743
Tax benefit on exercise of options by employees	—	—	463	—	—	—	463
Cumulative adjustment from adoption of FIN No. 48	—	—	—	—	(328)	—	(328)
Net income	—	—	—	—	27,376	—	27,376
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $204,000)	—	—	—	—	—	(326)	(326)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $367,000)	—	—	—	—	—	(590)	(590)

Balance at December 31, 2007	41,530	41	513,109	—	103,545	1,388	618,083
Stock-based compensation	—	—	4,444		—	—	4,444
Cash dividend declared, $0.20 per share	—	—	—	—	(8,912)	—	(8,912)
Issuance of shares of common stock in a block trade transaction	3,100	3	149,652	—	—	—	149,655
Issuance of unregistered shares of common stock to the Parent in a private placement	694	1	33,314	—	—	—	33,315
Exercise of options by employees	29	—	602	—	—	—	602
Tax benefit on exercise of options by employees	—	—	152	—	—	—	152
Net income	—	—	—	—	49,832	—	49,832
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	—	(885)	(885)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $181,000)	—	—	—	—	—	(293)	(293)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $260,000)	—	—	—	—	—	435	435

Balance at December 31, 2008	45,353	$45	$701,273	$—	$144,465	$645	$846,428

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)

Cash flows from operating activities:
Net income	$49,832	$27,376	$34,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,128	50,482	43,439
Accretion of asset retirement obligation	1,069	1,105	971
Stock-based compensation	4,444	3,763	1,706
Amortization of deferred lease income	(2,685)	(2,686)	(2,686)
Minority interest	(11,166)	(3,882)	813
Equity in income of investees	(1,725)	(4,742)	(4,146)
Impairment of auction rate securities	4,195	2,020	—
Distributions from unconsolidated investments	2,435	9,787	4,503
Changes in unrealized loss in respect of derivative instruments, net	—	199	559
Gain on severance pay fund asset	(324)	(722)	(1,095)
Deferred income tax provision (benefit)	6,845	(4,930)	(1,528)
Liability for unrecognized tax benefits	(188)	1,576	—
Deferred lease revenues	914	—	—
Capital gain from purchase of OFC Senior Secured Notes	(423)	—	—
Changes in operating assets and liabilities:
Receivables	(6,327)	(13,787)	(2,502)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,374)	7,608	(2,333)
Inventories, net	(3,412)	(2,909)	(2,179)
Prepaid expenses and other	(9,163)	(2,148)	(1,573)
Deposits and other	(224)	302	(184)
Accounts payable and accrued expenses	13,521	(12,212)	12,094
Due from/to related entities, net	47	494	(609)
Billings in excess of costs and estimated earnings on uncompleted contracts	10,852	(985)	(6,854)
Other liabilities	—	—	(20)
Liabilities for severance pay	2,439	1,823	1,969
Due from/to Parent	(761)	1,193	(1,757)

Net cash provided by operating activities	116,949	58,725	73,035

Cash flows from investing activities:
Distributions from unconsolidated investments	316	2,500	2,794
Marketable securities, net	12,594	78,722	(52,654)
Net change in restricted cash, cash equivalents and marketable securities	5,614	20,117	(16,285)
Capital expenditures	(416,606)	(216,358)	(159,497)
Cash paid for acquisitions, net of cash received	—	—	(22,760)
Intangible asset acquired	—	(1,150)	—
Increase in severance pay fund asset, net	(1,034)	(269)	(872)
Repayment from unconsolidated investment	125	127	127

Net cash used in investing activities	(398,991)	(116,311)	(249,147)

Cash flows from financing activities:
Due to Parent, net	(31,647)	(31,647)	(31,647)
Proceeds from sale of interest rate caps	—	277	—
Proceeds from public offerings, net of issuance costs	149,655	137,244	227,464
Proceeds from issuance of unregistered shares of common stock to the Parent	33,315	17,500	—
Proceeds from exercise of options by employees	602	743	215
Proceeds from the sale of limited liability company interest in OPC LLC, net of
transaction costs	63,029	69,200	—
Purchase of OFC Senior Secured Notes	(1,321)	—	—
Proceeds from revolving credit lines with banks	100,000	—	—
Repayments of long-term debt	(34,142)	(49,537)	(20,736)
Repayment of capital notes to Parent	—	(50,665)
Deferred debt issuance costs	(1,293)		(688)
Cash dividends paid	(8,912)	(8,556)	(5,218)

Net cash provided by financing activities	269,286	84,559	169,390

Effect of exchange rate changes on cash and cash equivalents	(78)	—	—

Net change in cash and cash equivalents	(12,834)	26,973	(6,722)
Cash and cash equivalents at beginning of year	47,227	20,254	26,976

Cash and cash equivalents at end of year	$34,393	$47,227	$20,254

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$6,220	$38,068	$14,406

Income taxes, net	5,033	$6,990	7,417

Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$13,368	$18,665	$7,146

Increase (decrease) in asset retirement cost and asset retirement obligation	$(645)	$(4,923)	$4,400

The accompanying notes are an integral part of the financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Ormat Technologies, Inc. (the “Company”), a subsidiary of Ormat Industries Ltd. (the “Parent”), is engaged in the geothermal and recovered energy business, including the supply of equipment that is manufactured by the Company and the design and construction of power plants for projects owned by the Company or for third parties. The Company owns and operates geothermal and recovered energy-based power plants in various countries, including the United States of America (“U.S.”), Kenya, Guatemala, Nicaragua and New Zealand. The Company’s equipment manufacturing operations are located in Israel.

Most of the Company’s domestic power plant facilities are Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The power purchase agreements (“PPAs”) for certain of such facilities are dependent upon their maintaining Qualifying Facility status. Management believes that all of the facilities were in compliance with Qualifying Facility status as of December 31, 2008.

Cash dividends

During the years ended December 31, 2008, 2007 and 2006, the Company’s Board of Directors declared, approved and authorized the payment of cash dividends in the aggregate amount of $8.9 million ($0.20 per share), $8.6 million ($0.22 per share) and $5.2 million ($0.15 per share), respectively. Such dividends were paid in the years declared.

Shelf registration statements and issuance of stock

On January 17, 2006, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on January 31, 2006. The shelf registration statement provides the Company with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of the Company, from time to time, in one or more offerings up to a total dollar amount of $1 billion. Pursuant to the shelf registration statement, the Company may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 8, 2008, the Company completed an unregistered sale of 693,750 shares of common stock to the Parent, at a price of $48.02 per share. The proceeds from the unregistered sale were approximately $33.3 million. The shares of common stock issued in the unregistered sale have not been and will not be registered under the Securities Act of 1933, as amended, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act of 1933, as amended.

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

On September 17, 2008, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the SEC on October 2, 2008. The shelf registration statement replaces the Company’s former shelf registration statement, which would have expired on January 31, 2009, and provides the Company with the opportunity to issue various types of securities, including debt securities, common stock, warrants and units of the Company, from time to time, in one or more offerings up to a total dollar amount of $1.5 billion. Pursuant to the shelf registration statement, the Company may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

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

Investments in less-than-majority-owned entities or other entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of such companies. The Company’s earnings in investments accounted for under the equity method have been reflected as “Equity in income of investees” on the Company’s consolidated statements of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

Marketable securities

Marketable securities consist of debt securities (mainly auction rate securities and commercial paper). The Company accounts for such securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company determines the appropriate classification of all marketable securities as held-to-maturity, available-for-sale or trading at the time of the purchase and re-evaluates such classification at each balance sheet date. At December 31, 2008 and 2007, all of the Company’s investments in marketable securities were classified as available-for-sale securities and as a result, were reported at their fair value based upon the quoted market prices of such securities at year end, except for failed auction rate securities whose fair value was determined based on the factors discussed in Note 6.

Unrealized gains and losses are included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Net realized gains or losses are reported in other income (expense). The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. An impairment charge is recorded to the extent that the carrying value of available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary (see also Note 6).

The marketable securities are included in the consolidated balance sheets as follows:

	December 31,
	2008	2007
	(dollars in thousands)

Short-term marketable securities	$—	$13,489
Amount presented among short-term restricted cash, cash equivalents and marketable securities	—	16,219
Long-term marketable securities — auction rate securities	1,994	2,762
Amount presented among long-term restricted cash, cash equivalents and marketable securities — auction rate securities	2,951	5,605

Total	$4,945	$38,075

The cost of the marketable securities at December 31, 2008 and 2007 was $11,160,000 and $40,685,000, respectively.

Restricted cash, cash equivalents and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserve, cash collateral and operating fund accounts that have been classified as restricted cash, cash equivalents and marketable securities. Funds that will be used to satisfy obligations due during the next twelve months and are not auction rate securities are classified as current restricted cash, cash equivalents and marketable securities, with the remainder classified as non-current restricted cash, cash equivalents and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

marketable securities (see Note 6). Such amounts are invested primarily in money market accounts and commercial paper with a minimum investment grade of “AA”, and auction rate securities.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments and marketable securities with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2008 and 2007, the Company had deposits totaling $23,120,000 and $21,322,000, in seven U.S. financial institutions that were federally insured up to $250,000 per account (after December 31, 2009, the deposits will be insured up to $100,000 per account). At December 31, 2008 and 2007, the Company’s deposits in foreign countries of approximately $20,377,000 and $13,248,000, respectively, were not insured.

At December 31, 2008 and 2007, accounts receivable related to operations in foreign countries amounted to approximately $14,867,000 and $17,140,000, respectively. At December 31, 2008 and 2007, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues (see Note 17) amounted to approximately 45% and 39%, respectively, of the Company’s accounts receivable.

Southern California Edison Company (“SCE”) accounted for 27.6%, 31.9% and 30.0% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. SCE is also the power purchaser and revenue source for the Mammoth project, which is accounted for separately under the equity method.

Hawaii Electric Light Company accounted for 16.7%, 14.6% and 15.1% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 12.6%, 10.9%, and 13.0% of the Company’s total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Inventories

Inventories consist primarily of raw material parts and sub assemblies for power units, and are stated at the lower of cost or market value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories, which amount was not significant at December 31, 2008 and 2007.

Deposits and other

Deposits and other consist primarily of performance bonds for construction projects, a long-term insurance contract and derivative instruments.

Property, plant and equipment

Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plants operated by the Company are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. Power plants operated by the Company are depreciated using the straight-line method over their estimated useful lives,

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which range from 25 to 30 years (see below). The geothermal power plant in Zunil, Guatemala is to be fully depreciated over the term of the PPA. The geothermal power plant in Nicaragua is to be fully depreciated over the period that the plant is operated by the Company (see Note 7). The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

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

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $21,312,000, $6,835,000 and $8,080,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Exploration and drilling costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources on an “area-of-interest” basis. All such costs, which include dry hole costs and the cost of drilling and equipping production wells and other directly attributable costs, are capitalized and amortized over their estimated useful lives when production commences. Exploration and drilling costs related to uncompleted projects are included as construction-in-process in the consolidated balance sheets and totaled $52,345,000 and $16,677,000 at December 31, 2008 and 2007, respectively.

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

Deferred financing and lease transaction costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income. Accumulated amortization related to deferred financing costs amounted to $6,922,000 and $5,423,000 at December 31, 2008 and 2007, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $1,499,000, $1,718,000 and $1,920,000, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred transaction costs relating to the Puna operating leases (see Note 11) in the amount of $4,172,000 are amortized using the straight-line method over the 23-year term of the lease. Amortization of deferred transaction costs is presented in cost of revenues in the consolidated statements of operations and comprehensive income. Accumulated amortization related to deferred lease costs amounted to $669,000 and $485,000 at December 31, 2008 and 2007, respectively. Amortization expense for each of the years ended December 31, 2008, 2007 and 2006 amounted to $184,000.

Intangible assets

Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 13 to 25-year terms of the agreements.

Impairment of long-lived assets and long-lived assets to be disposed of

Long-lived assets which consist of property, plant and equipment, exploration and drilling costs, PPAs and unconsolidated investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. Future cash flows used to test recoverability of a long-lived asset under development also include cash flows associated with all future expenditures necessary to develop the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no impairment exists for long-lived assets; however, future estimates as to the recoverability of such assets may change based on revised circumstances.

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

The Company maintains a risk management strategy that incorporates the use of forward exchange contracts, interest rate swaps and interest rate caps to minimize significant fluctuation in cash flows and/or earnings that are caused by exchange rate or interest rate volatility. Gains or losses on contracts that initially qualify for cash flow hedge accounting, net of related taxes, are included as a component of other comprehensive income or loss and are subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Gains or losses on contracts that are not designated to qualify as a cash flow hedge are included currently in earnings.

Foreign currency translation

The U.S. dollar is the functional currency for substantially all of the Company’s consolidated operations and those of its equity affiliates. For those entities, all gains and losses from currency translations are included in results of operations. For the subsidiary in New Zealand which is using a functional currency other than the U.S. dollar, the cumulative translation effects are included in “accumulated other comprehensive income” in the consolidated balance sheets.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income reporting

Comprehensive income includes net income plus other comprehensive income, which for the Company consists of foreign currency translation adjustments, unrealized gain or loss on marketable securities available-for-sale and the mark-to-market gains or losses on derivative instruments designated as a cash flow hedge.

Revenues and cost of revenues

Revenues are primarily related to: (i) sale of electricity from geothermal and recovered energy power plants owned and operated by the Company; and (ii) geothermal and recovered energy power plant equipment engineering, sale, construction and installation and operating services.

Revenues related to the sale of electricity from geothermal and recovered energy power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. The PPAs are exempt from derivative treatment due to the normal purchase and sale exception. For PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003 (effective date of Emerging Issues Task Force Issue (“EITF”) No. 01-08, Determining whether an Arrangement Contains a Lease), revenues related to the lease element of the PPAs are included in electricity revenues. The lease element of the PPAs is determined in accordance with EITF No. 00-21, Revenue Arrangements With Multiple Deliverables, which requires that revenues be allocated to the separate earnings processes based on their relative fair value. PPAs with minimum lease rentals which vary over time are generally recognized on the straight-line basis over the term of the PPA.

The components of electricity revenues are as follows:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)

Energy and capacity	$100,303	$90,827	$106,682
Lease portion of energy and capacity	149,268	122,456	86,115
Lease income	2,685	2,686	2,686

	$252,256	$215,969	$195,483

The components of cost of electricity revenues are as follows:

	Year Ended December 31,
	2008	2007	2006
		(in thousands)

Energy and capacity	$94,577	$82,620	$77,768
Lease portion of energy and capacity	70,234	60,835	41,345
Lease income	5,242	5,243	5,243

	$170,053	$148,698	$124,356

Revenues from engineering, operating services, and parts and product sales are recorded upon providing the service or delivery of the products and parts. Revenues from the supply and/or construction of geothermal and recovered energy power plant equipment and other equipment to third parties are recognized using the percentage of completion method. Revenue is recognized based on the percentage relationship that incurred costs bear to total estimated costs. Costs include direct material, labor, and indirect costs. Selling, marketing, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provisions and final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined.

Warranty on products sold

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2008, 2007 and 2006.

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal, recovered energy and remote power technologies are expensed as incurred. Grants received from the U.S. Department of Energy are offset against the related research and development expenses. Such grants amounted to $554,000, $0 and $252,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Stock-based compensation

The Company accounts for stock-based compensation using the fair value method whereby compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant).

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The Company accounts for investment tax credits and production tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are more likely than not expected to be realized. Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see Note 16).

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

Use of estimates in preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of such financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant estimates with regard to the Company’s consolidated financial statements relate to the useful lives of property, plant and equipment, impairment of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-lived assets and assets to be disposed of, revenue recognition of products sales using the percentage completion method, asset retirement obligations, valuation of auction rate securities, and the provision for income taxes.

New accounting pronouncements

New accounting pronouncements effective in the year ended December 31, 2008

SFAS No. 157 — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements, but does not change the requirements to apply fair value in existing accounting standards. SFAS No. 157 was effective and adopted by the Company as of January 1, 2008 for financial assets and liabilities. The adoption by the Company of SFAS No. 157 did not have any impact on its results of operations or financial position. The disclosures required under SFAS No. 157 are set forth in Note 6.

In accordance with the provisions of FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS No. 157 as it relates to the Company’s non-financial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis in the financial statements until January 1, 2009. The Company is currently evaluating the potential impact, if any, on the Company’s non-financial assets and liabilities not measured on a nonrecurring basis. The major categories of assets and liabilities that are recognized at fair value for which the Company has not applied SFAS No. 157 are mainly asset retirement obligations and impairment of long-lived assets.

In October 2008, the FASB released FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, which clarifies the application of SFAS No. 157 in situations in which the market for a financial asset is inactive. FSB FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 159 — The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS No. 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. If elected, SFAS No. 159 was effective as of the beginning of the first fiscal year that begins after November 15, 2007 (January 1, 2008 for the Company) with earlier adoption permitted provided that the entity also early adopts all of the requirements of SFAS No. 159. The Company decided not to elect the option provided for in this standard.

FSP EITF 99-20-1 — Amendments to the Impairment Guidance of EITF Issue No. 99-20

In January 2009, the FASB issued FSP EITF No. 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. This pronouncement amends EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transferor in Securitized Financial Assets, to achieve a more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115 and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008 and is required to be applied prospectively. The adoption of FSP EITF 99-20-1 did not have an impact on the Company’s financial position or results of operations.

New accounting pronouncements effective in future years

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company). Upon adoption, the Company will reclassify minority interest related to the tax monetization transaction to long-term liabilities (see Note 12). The Company is currently evaluating the potential impact of the adoption of SFAS No. 160 on other financial statement items in its consolidated financial statements relating to the tax monetization transaction.

SFAS No. 141 (revised 2007) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial statements.

SFAS No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008 (January 1,

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its financial statements.

FSP FAS No. 142-3 — Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS No. 142-3”). This pronouncement amends SFAS No. 142, Goodwill and Other Intangible Assets, regarding the factors that should be considered in developing the useful lives of intangible assets with renewal or extension provisions. FSP FAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, regardless of whether those arrangements have explicit renewal or extension provisions, when determining the useful life of an intangible asset. In the absence of such experience, an entity shall consider the assumptions that market participants would use about renewal or extension, adjusted for entity-specific factors. FSP FAS 142-3 also requires an entity to disclose information regarding the extent to which the expected future cash flows associated with an intangible asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. FSP FAS 142-3 will be effective for qualifying intangible assets acquired on or after January 1, 2009. The application of FSP FAS 142-3 is not expected to have a material impact on the Company’s results of operations, cash flows or financial positions; however, it could impact future transactions entered into by the Company.

NOTE 2 —	BUSINESS ACQUISITION

The Zunil Project

Prior to March 13, 2006, the Company had a 21.0% ownership interest in Orzunil I de Electricidad, Limitada (“Orzunil”), a limited responsibility company incorporated in Guatemala and established for the purpose of generating power by means of a geothermal power plant in the Province of Quetzaltenango in Guatemala. The Company operates and maintains the geothermal power plant and the power purchaser supplies geothermal fluid to the power plant.

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

On August 16, 2006, the Company completed the acquisition from each of CDC Group plc (“CDC”) and International Finance Corporation (“IFC”), both of which are the Zunil Project’s senior lenders, a 14.1% ownership interest in Orzunil (for a total of 28.2%), thereby increasing the Company’s then existing 71.8% ownership interest to 100%. The total purchase price of both acquisitions was $7.4 million, including acquisition costs of approximately $0.9 million.

The abovementioned acquisitions have been accounted for under the purchase method of accounting and the acquired assets are being depreciated over their estimated useful lives of 13.5 years. The purchase prices

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of all the above mentioned acquisitions ($22.8 million) have been allocated to the fair value of assets and liabilities based on management’s estimates as follows:

(dollars in
thousands)

Cash and cash equivalents	$8
Restricted cash	3,408
Accounts receivable assumed	3,176
Property, plant and equipment	42,621
Intangible (power purchase agreement)	5,250
Accounts payable and other liabilities assumed	(1,241)
Long-term loans assumed (including current portion)	(23,210)

30,012
Less: the Company’s investment prior to acquisition	(7,244)

Total purchase price allocation	$22,768

The revenues of Orzunil and the Company’s share in the net income of Orzunil were $10,343,000 and $3,018,000, respectively, for the period from March 13, 2006 to December 31, 2006.

The Company’s equity in income of Orzunil was not significant for each of the years presented in these financial statements.

NOTE 3 —	INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)

Raw materials and purchased parts for assembly	$7,649	$3,613
Self-manufactured assembly parts and finished products	6,075	6,699

Total	$13,724	$10,312

NOTE 4 —	COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)

Costs and estimated earnings incurred on uncompleted contracts	$69,452	$19,008
Less billings to date	78,140	20,218

Total	$(8,688)	$(1,210)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2008	2007
	(dollars in thousands)

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,982	$3,608
Billings in excess of costs and estimated earnings on uncompleted contracts	(15,670)	(4,818)

Total	$(8,688)	$(1,210)

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

NOTE 5 —	UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)

Mammoth	$30,131	$29,979
OLCL	428	581

Total	$30,559	$30,560

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

The unaudited condensed financial position and results of operations of Mammoth are summarized below:

	December 31,
	2008	2007
	(dollars in thousands)

Condensed balance sheets:
Current assets	$8,251	$4,181
Non-current assets	69,784	74,417
Current liabilities	721	826
Non-current liabilities	3,177	3,004
Partners’ capital	74,137	74,768

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Condensed statements of operations:
Revenues	$19,175	$17,121	$15,339
Gross margin	5,180	4,281	1,657
Net income	4,868	4,198	1,412
Company’s equity in income of Mammoth:
50% of Mammoth net income	$2,434	$2,099	$706
Plus amortization of basis difference	593	593	593

	3,027	2,692	1,299
Less income taxes	(1,149)	(1,023)	(493)

Total	$1,878	$1,669	$806

The Mammoth project sells its electrical output to SCE under three separate PPAs. Under the G-1 PPA, in certain circumstances, SCE or its affiliates has a right of first refusal to acquire the plant.

The Leyte Project

The Company holds an 80% interest in Ormat Leyte Co.  Ltd. (“OLCL”). OLCL is a limited partnership established for the purpose of developing, financing, operating, and maintaining a geothermal power plant in Leyte Provina, the Philippines. Upon the adoption of FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, on March 31, 2004, the Company concluded that OLCL should not be consolidated. As a result of such conclusion, the Company’s 80% ownership interest in OLCL is accounted for under the equity method of accounting.

Pursuant to a Build, Operate, and Transfer (“BOT”) agreement with PNOC-Energy Development Corporation (“PNOC”), OLCL transferred the Leyte project’s four geothermal power generation plants to PNOC for no further consideration on September 25, 2007. The unaudited condensed financial position and results of operations of OLCL are summarized below:

	December 31,
	2008	2007
	(dollars in thousands)

Condensed balance sheets:
Current assets	$427	$1,327
Non-current assets	324	371
Current liabilities	261	1,018
Stockholders’ equity	490	680

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Condensed statements of operations:
Revenues	$—	$11,269	$13,715
Gross margin	—	5,433	6,417
Net income (loss)	(190)	2,964	2,787
Company’s equity in income (loss) of OLCL:
80% of OLCL net income (loss)	$(153)	$2,371	$2,230
Plus amortization of deferred revenue on intercompany
profit	—	702	1,384

Total	$(153)	$3,073	$3,614

NOTE 6 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
	(dollars in thousands)

Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$18,891	$18,891	$—	$—
Derivatives*	625	—	625	—
Non current assets:
Illiquid auction rate securities (including restricted cash accounts), see below	4,945	—	—	4,945
Liabilities:

Current liabilities:
Derivatives*	(721)	—	(721)	—

	$23,740	$18,891	$(96)	$4,945

*	Derivatives represent foreign currency forward contracts which are valued primarily based on observable inputs including forward and spot prices for currencies.

The Company’s marketable debt securities (including restricted cash accounts) at December 31, 2008 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

As of December 31, 2008, all of the Company’s auction rate securities are associated with failed auctions. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which in the Company’s case occurs every twenty-eight days, investors can sell or continue to hold the securities at par. In the fourth quarter of 2007 and in 2008, certain auction rate securities failed auction due to sell orders exceeding buy orders. As of December 31, 2008 and 2007, the Company held failed auction rate securities totaling $11.2 million at par value, all of which have been in a loss position since the fourth quarter of 2007. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities the Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality: (v) estimates of the recovery rates in the event of default for each security; and (vi) and overall capital market liquidity. These estimated fair values are subject to uncertainties that are difficult to predict. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of the Company’s financial assets classified as Level 3 (i.e. illiquid auction rate securities) for the years ended December 31, 2007 and 2008.

(Dollars in
thousands)

Balance as of January 1, 2008	$8,367
Total unrealized losses:
Included in net income	(4,195)
Unrealized losses included in other comprehensive income in 2007 and expensed in 2008	773

Balance as of December 31, 2008	$4,945

Based on available information, the Company concluded that the fair value of these auction rate securities was $4.9 million and $8.4 million at December 31, 2008 and 2007, respectively, a decline of $6.2 million and $2.8 million, respectively, from par value of $11.2 million. As of December 31, 2007, an amount of $0.8 million was deemed temporary and was recorded in other comprehensive income (loss) during the year ended December 31, 2007. The remaining decline of $2.0 million was deemed other-than-temporary and was recorded as an impairment charge during the year ended December 31, 2007. Due to the continued deterioration in market conditions and the further decline in the fair value of the auction rate securities, the Company has concluded that the total decline from par value of $6.2 million is other-than-temporary and recorded an additional impairment charge of $4.2 million during the year ended December 31, 2008. Such impairment charge was included in other income (expense) on the consolidated statements of operations and comprehensive income.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets in the consolidated balance sheets as of December 31, 2008 and 2007.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, or the anticipated recovery in market values does not occur, the Company may be required to record additional impairment charges in 2009.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	December 31,		December 31,
	2008	2007	2008	2007
	( dollars in millions)		( dollars in millions)

Senior loans	$9.2	$14.5	$9.0	$13.9
Senior Secured Notes:
Ormat Funding Corp.(“OFC”)	114.9	164.4	155.3	164.9
OrCal Geothermal Inc.(“OrCal”)	103.6	126.8	116.8	134.5
Parent Loan	26.1	58.6	26.2	57.8

The fair value of OFC Senior Secured Notes is determined using observable market prices as these securities are actively traded. Fair values for other long-term debt are determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)

Land	35,465	20,291
Leasehold improvements	2,605	1,049
Machinery and equipment	53,709	24,501
Office equipment	11,345	8,820
Automobiles	3,062	2,201
Geothermal and recovered energy generation power plants, including geothermal wells:
United States of America	812,020	695,284
Foreign countries	254,849	153,595
Asset retirement cost	8,815	9,456

	1,181,870	915,197
Less accumulated depreciation	(223,684)	(171,811)

Property, plant and equipment, net	958,186	743,386

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 amounted to $51,873,000, $45,607,000 and $38,659,000, respectively.

U.S. operations:

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $1,118,398,000 and $783,518,000 as of December 31, 2008 and 2007, respectively.

Foreign operations:

The net book value of the property, plant and equipment, including construction-in-process, located outside of the United States was approximately $226,289,000 and $193,882,000 as of December 31, 2008 and 2007, respectively.

Pursuant to a 20-year PPA with Kenya Power and Lighting Co. Ltd. (“KPLC”), the Company agreed to design, construct and operate geothermal power plants in Kenya in several phases. The net book value of assets associated with Phase I was $25,227,000 and $26,987,000 as of December 31, 2008 and 2007, respectively. The Company has incurred approximately $88,909,000 and $58,119,000 (included as of December 31, 2007 in construction-in-process) at December 31, 2008 and 2007, respectively, in connection with the construction of Phase II of the power plant which was completed in December 2008. Pursuant to the amended and restated PPA, the parties agreed reduce the tariff payable by KPLC on the total capacity of the plant upon completion of Phase II.

Pursuant to an agreement with Empresa Nicaraguense de Electricitdad (“ENEL”), a Nicaraguan power utility, the Company rehabilitated existing wells, drilled new wells, and is operating the geothermal facilities. The Company owns the plants for a fifteen-year period ending in 2014, at which time they will be transferred to ENEL at no cost. The net book value of the assets related to the plant and wells was $15,008,000 and $18,199,000 at December 31, 2008 and 2007, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its wholly-owned subsidiary, Orzunil, owns a power plant in Guatemala. The geothermal resources used by the power plant are owned by Instituto Nacional de Elecrification (“INDE”), a Guatemalan power utility, who granted the use of these resources to Orzunil for the period of the PPA. The net book value of the assets related to the power plant was $34,640,000 and $37,770,000 at December 31, 2008 and 2007, respectively.

The Company, through its wholly-owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala (the “Amatitlan Project”). The net book value of the assets related to the power plant was $39,947,000 and $35,835,000 at December 31, 2008 and 2007, respectively.

The Company, through its wholly-owned subsidiary, Geothermal Development Limited (“GDL”), owns a power plant in New Zealand. The net book value of the assets related to the power plant was $9,856,000 at December 31, 2008. As of December 31, 2007 the plant was under construction and its book value in the amount of $6,970,000 was included in construction-in-process.

The former shareholder of GDL has a call option to purchase from the Company its shares in GDL under certain conditions subject to the Company’s right of first refusal.

NOTE 8 —	INTANGIBLE ASSETS

Intangible assets consist mainly of all of the Company’s PPAs acquired in business combinations and amounted to $44,853,000 and $47,989,000, net of accumulated amortization of $15,710,000 and $12,574,000, as of December 31, 2008 and 2007, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $3,136,000, $3,247,000 and $3,079,000, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2008 is as follows:

(dollars in
thousands)

Year ending December 31:
2009	$3,196
2010	3,196
2011	3,196
2012	3,196
2013	3,196
Thereafter	28,873

Total	$44,853

NOTE 9 —	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)

Trade payables	$82,624	$61,994
Salaries and other payroll costs	9,529	8,427
Accrued interest	527	350
Income tax payable	1,803	1,561
Other	8,853	3,504

Total	$103,336	$75,836

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 —	LONG-TERM DEBT AND CREDIT AGREEMENTS

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2008	2007
	( dollars in thousands)

Limited and non-recourse agreements:
Non-recourse agreement:
Senior loans	$9,013	$13,792
Limited recourse agreement:
Credit facility agreement	5,477	8,365

	14,490	22,157
Less current portion	(6,676)	(7,667)

Non current portion	$7,814	$14,490

Revolving credit lines with banks	$100,000	$—

Other	$—	$1,000
Less current portion	—	(1,000)

Non current portion	$—	$—

Senior Secured Notes (non recourse):
Ormat Funding Corp.(“OFC”)	$155,326	$164,856
OrCal Geothermal Inc.(“OrCal”)	116,819	134,459

Total	272,145	299,315
Less current portion	(20,085)	(25,475)

Non current portion	$252,060	$273,840

Senior Loans

International Finance Corporation (“IFC”) Loan A and Loan B

Orzunil, a wholly owned subsidiary of the Company, has a senior loan agreement with IFC (“Loan A”). The loan matures on November 15, 2011, and is payable in 47 quarterly installments. The loan has a fixed annual interest rate of 11.775%.

Orzunil had another senior loan agreement with IFC (“Loan B”). The loan was fully paid on May 15, 2008.

Commonwealth Development Corporation (“CDC”) Loan

Orzunil has a senior loan agreement with CDC. The loan matures on August 15, 2010, and is payable in 42 quarterly installments. The loan has a fixed annual interest rate of 10.300%.

There are various restrictive covenants under these Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. Management believes that as of December 31, 2008, Orzunil was in compliance with the covenants under the Senior Loans.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility Agreement (the Momotombo Project)

Ormat Momotombo Power Company (“OMPC”), a wholly owned subsidiary of the Company, entered into a credit facility agreement with Bank Hapoalim B.M. Principal and interest payments on the Phase I Loan are payable in 32 equal quarterly payments that commenced upon completion of Phase I of the project in December 2001. Interest on the Phase I Loan is variable based on 3-month LIBOR plus 2.375%. Principal and interest payments on the Phase II Loan are payable in equal 28 quarterly payments that commenced in March 2004. Interest on the Phase II Loan is variable based on 3-month LIBOR plus 3.0%, and is added to the outstanding balances of the Phase II Loan until the commencement of the principal and interest payments. At December 31, 2008 and 2007, $2,086,000 and $3,285,000, respectively, was outstanding under the Phase I Loan and $3,391,000 and $5,080,000, respectively, was outstanding under the Phase II Loan. The Credit Facility Agreement is collateralized by liens over all real and personal property comprising the Momotombo Project and the Company’s ownership interest in OMPC. There are various restrictive covenants under the Credit Facility Agreement, which include maintaining certain levels of debt to equity ratio and debt service coverage ratio, and limitations on additional indebtedness and payment of dividends.

Management believes that OMPC was in compliance with the covenants under the Credit Facility Agreement as of December 31, 2008.

Future minimum payments

Future minimum payments under long-term obligations, excluding the senior secured notes and notes payable to Parent, as of December 31, 2008 are as follows:

(dollars in
thousands)

Year ending December 31:
2009	$6,676
2010	6,101
2011	1,713

Total	$14,490

Revolving Credit Lines With Banks

The Company has credit agreements with five commercial banks in the aggregate amount of $310.0 million. Under these credit agreements, the Company or its Israeli subsidiary can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Each of the credit agreements has an original term of three years.

Loans and draws under the credit agreements or under any letters of credit bear interest at the respective bank’s cost of funds plus a margin. The Company’s or its Israeli subsidiary’s obligations under the credit agreements are unsecured, but both entities are subject to a negative pledge in favor of the banks and certain other customary restrictive covenants. Some of the loan agreements contain cross-default provisions with respect to other material indebtedness owed by the Company to any third party.

As of December 31, 2008, loans in the amount of $100.0 million were outstanding under such credit agreements. The loans are for a period of three months or less and the Company intends to replace them with new draw-downs from the same line of credit. The loans bear interest at an annual weighted average rate of 3.6% and are due as follows: 2010 - $50.0 million and 2011 - $50.0 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictive covenants

Under these agreements and the letter of credit agreements (see Note 20), the Company and its Israeli subsidiary, OSL., have agreed to certain negative covenants, including, but not limited to, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over the Company’s assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of the Company’s assets. In some cases, the Company and OSL have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. The Company does not expect that these covenants or ratios, which apply to the Company on a consolidated basis, will materially limit its ability to execute its future business plans or operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement. Management believes that as of December 31, 2008, the Company was in compliance with the covenants under the credit agreements.

OFC Senior Secured Notes

On February 13, 2004, Ormat Funding Corp. (“OFC”), a wholly owned subsidiary, issued $190.0 million, 8 1/4% Senior Secured Notes (“OFC Senior Secured Notes”) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million, which have been included in deferred financing costs in the consolidated balance sheet. The OFC Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends.

In November 2008, the Company acquired from an OFC noteholder OFC Senior Secured Notes with an outstanding principal amount of $1,695,000 and recognized an immaterial gain.

On October 29, 2008, OFC successfully consummated a consent solicitation, which was launched on October 16, 2008, relating to its Senior Secured Notes. The consent solicitation grants OFC approval: (i) to replace an aging power plant at the Mammoth project with a new larger plant, and/or to construct a new plant while maintaining the existing power plants at the Mammoth project; (ii) for a possible construction and installation of solar power generation equipment to enhance the Brady and Ormesa projects; and (iii) to enter into an equity transaction whereby OFC’s parent, Ormat Nevada Inc., will sell a portion of its equity interest in OFC to an institutional investor that is able to utilize certain income tax benefits.

Management believes that as of December 31, 2008, OFC was in compliance with the covenants contained in the indenture governing the OFC Senior Secured Notes.

OFC may redeem the OFC Senior Secured Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the OFC Senior Secured Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a “make-whole” premium. Upon certain events, as defined in the indenture governing the OFC Senior Secured Notes, OFC may be required to redeem a portion of the OFC Senior Secured Notes at a redemption price ranging from 100% to 101% of the principal amount of the OFC Senior Secured Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current on the consolidated balance sheet. As of December 31, 2008 and 2007, the balance of such account was $3.7 million and $0.1 million, respectively. In addition, as of December 31, 2008 and 2007, part of the restricted cash accounts was funded by a letter of credit in the amount of approximately $10.6 million and $11.5 million, respectively (see Note 20).

Future minimum payments under the OFC Senior Secured Notes, as of December 31, 2008 are as follows:

(dollars in
thousands)

2009	$9,042
2010	10,011
2011	11,290
2012	10,886
2013	11,817
Thereafter	102,280

Total	$155,326

OrCal Senior Secured Notes

On December 8, 2005, OrCal Geothermal Inc. (“OrCal”), a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (“OrCal Senior Secured Notes”) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million, which have been included in deferred financing costs in the consolidated balance sheet. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, and those of its subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. Management believes that as of December 31, 2008, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes.

OrCal may redeem the OrCal Senior Secured Notes, in whole or in part, at any time at a redemption price equal to the principal amount of the OrCal Senior Secured Notes to be redeemed plus accrued interest, and a “make-whole” premium. Upon certain events, as defined in the indenture governing the OrCal Senior Secured Notes, OrCal may be required to redeem a portion of the OrCal Senior Secured Notes at a redemption price of 100% of the principal amount of the OrCal Senior Secured Notes being redeemed plus accrued interest.

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account with a required minimum balance, which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current on the consolidated balance sheet. As of December 31, 2008 and 2007, the balance of such account was $7.5 million and $11.9 million, respectively. In addition, as of December 31, 2008, part of the restricted cash accounts was funded by a letter of credit in the amount of approximately $11.3 million (see Note 20).

Future minimum payments under the OrCal Senior Secured Notes, as of December 31, 2008 are as follows:

(dollars in
thousands)

Year ending December 31:
2009	$11,043
2010	10,216
2011	9,700
2012	9,312
2013	10,391
Thereafter	66,157

Total	$116,819

Credit agreement

On February 15, 2006, a subsidiary of the Company entered into a $25.0 million credit agreement with Union Bank, N.A. (formerly known as Union Bank of California, N.A. (“Union Bank”)). In December 2008, the subsidiary entered into an amendment to the credit agreement. Under the amendment, the credit termination date was extended to February 15, 2012 and the aggregate amount available under the credit agreement was increased to $37.5 million. Under the credit agreement, as amended, the Company can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company has entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee the subsidiary’s obligations under the credit agreement. The subsidiary’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets. There are various restrictive covenants under the credit agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios. Management believes that as of December 31, 2008, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2008, eight letters of credit with an aggregated stated amount of $25.0 million were issued and outstanding under the credit agreement.

NOTE 11 —	PUNA PROJECT LEASE TRANSACTIONS

On May 19, 2005, the Company’s wholly owned subsidiary in Hawaii, Puna Geothermal Ventures (“PGV”) entered into a transaction involving the Puna geothermal power plant located on the Big Island of Hawaii (the “Puna Project”), which was acquired in June 2004. A similar transaction relating to two new geothermal wells that PGV drilled in the second half of 2005 (for production and injection) was completed on December 30, 2005.

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased its geothermal power plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the “Deferred Lease Income”). The carrying value of the leased assets as of December 31, 2008 and 2007 amounted to

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$50.5 million and $53.3 million, net of accumulated depreciation of $11.9 million and $9.1 million, respectively. The unrelated company (the “Lessor”) simultaneously leased back the Puna Project to PGV under a 23-year lease (the “Project Lease”). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Project under a PPA that PGV has with Hawaii Electric Light Company (“HELCO”). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

The Head Lease and the Project Lease are being accounted for separately. Each was classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases. The Deferred Lease Income is amortized into revenue, using the straight-line method, over the 31-year term of the Head Lease. Deferred transaction costs amounting to $4.2 million are being amortized, using the straight-line method, over the 23-year term of the Project Lease.

Future minimum lease payments under the Project Lease, as of December 31, 2008, are as follows:

(dollars in
thousands)

Year ending December 31:
2009	$8,013
2010	7,567
2011	8,061
2012	8,199
2013	8,062
Thereafter	55,865

Total	$95,767

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $9.2 million and $7.6 million as of December 31, 2008 and 2007, respectively, and were included in restricted cash accounts in the consolidated balance sheets. As of December 31, 2008 and 2007, $3.0 million and $5.6 million, respectively, of such accounts were classified as non-current, since they are invested in auction rate securities which experienced multiple failed auctions due to a lack of liquidity in the market for these securities, as explained in Note 6, and the remaining $6.2 million and $2.0 million, respectively, were classified as current as they are used for current payments.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to Ormat Nevada Inc. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of December 31, 2008 and 2007, the balance of such account was $0.6 million and $10.4 million, respectively. This amount can be distributed to Ormat Nevada Inc. currently and has been classified as current restricted assets.

NOTE 12 —	OPC TAX MONETIZATION TRANSACTION

On June 7, 2007, a wholly owned subsidiary of the Company, Ormat Nevada Inc. (“Ormat Nevada”), entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc.,

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under which those investors have purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”), entitling the investors to certain tax benefits (such as production tax credits and accelerated depreciation) and distributable cash associated with four geothermal projects.

The first closing under the agreement occurred in 2007 and covered the Company’s Desert Peak 2, Steamboat Hills and Galena 2 projects. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 project. The investors paid $63.0 million at the second closing.

Ormat Nevada will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until it recovers the capital that it has invested in the projects, while the investors will receive substantially all of the production tax credits and the taxable income or loss (together, the “Economic Benefits”), and the distributable cash flow after Ormat Nevada has recovered its capital. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the “Flip Date”), Ormat Nevada will receive 95% of both distributable cash and taxable income and the investors will receive 5% of both distributable cash and taxable income on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the projects. Under the transaction, Ormat Nevada retains the controlling voting interest in the subsidiary and therefore will continue to consolidate OPC. This transaction has been accounted for as a financing with the payments received for the equity interest recorded in minority interest on the consolidated balance sheets. As the Economic Benefits flow to the investors, they are recognized by the Company in minority interest on the consolidated statements of operations and comprehensive income. Interest expense, representing the investors’ targeted yield on the balance of the amount paid by the investors, is charged to minority interest.

Transaction costs amounting to $3.5 million and $2.6 million as of December 31, 2008 and 2007, respectively, have been reflected as a component of minority interest on the consolidated balance sheets and will be amortized to minority interest in the consolidated statements of operations and comprehensive income through the Flip Date.

NOTE 13 —	ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	December 31,
	2008	2007
	(dollars in thousands)

Balance at beginning of year	$13,014	$16,832
Changes in price estimates	—	(57)
Changes in estimated useful lives	(2,419)	(5,416)
Liabilities incurred	1,774	550
Accretion expense	1,069	1,105

Balance at end of year	$13,438	$13,014

During the year ended December 31, 2008, the Company decreased the aggregate carrying amount of its asset retirement obligation by $2,419,000 due to decreased costs associated with a change in estimated settlement dates of certain of the Company’s power plants. During the year ended December 31, 2007, the Company decreased the aggregate carrying amount of its asset retirement obligation by $5,473,000 due

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to decreased costs associated with drilling rigs as a result of the purchase of drilling rigs by the Company and the change in estimated useful life of part of the Company’s power plants (see Note 1).

NOTE 14 —	STOCK-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payments (“SFAS No. 123R”), using the modified prospective method. In its adoption, the Company applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 which allowed the use of the simplified method in developing an estimate of the expected term of “plain vanilla” share options. In December 2007, the SEC issued SAB No. 110 which continues to allow, under certain circumstances, entities to use the simplified method. The Company has continued to use the simplified method to estimate the expected term of its stock options. The cumulative effect of initially adopting SFAS No. 123R was not material.

As required by SFAS No. 123R, the Company made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. As of December 31, 2008, the total future compensation cost related to unvested stock options that are expected to vest is $7,916,000 which amount will be recognized over a weighted average period of 1.4 years.

During the years ended December 31, 2008, 2007 and 2006, the Company recorded stock-based compensation related to stock options as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Cost of revenues	$2,471	$1,769	$798
Selling and marketing expenses	221	657	287
General and administrative expenses	1,752	1,337	621

Total stock-based compensation expense	4,444	3,763	1,706
Tax effect on stock-based compensation expense	483	502	239

Net effect of stock-based compensation expense	$3,961	$3,261	$1,467

Effect of stock-based compensation expense	$0.09	$0.08	$0.04

Valuation assumptions

The fair value of each option grant is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. In the absence of enough historical information, the expected term was determined using the simplified method defined in SAB No. 107 and SAB No. 110, giving consideration to the contractual term and vesting schedule. Since the Company does not have any traded stock options and was listed for trading on the New York Stock Exchange beginning in November 2004, the Company’s expected volatility was calculated based on the Company’s historical volatility and for the period of time prior to the Company’s listing, the historical volatility of the Parent. There is a high correlation between the stock behavior of the Company and its Parent. The dividend yield forecast is expected to be 20% of the Company’s yearly net profit, which is equivalent to a 0.37% yearly weighted average dividend rate in the year ended December 31, 2008. The risk free interest rate was based on the yield from

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual option forfeitures.

The Company calculated the fair value of each option on the date of grant based on the following assumptions:

	Year Ended December 31,
	2008	2007	2006

For stock options issued by the Company:
Risk-free interest rates	2.7%	4.5%	4.9%
Expected lives (in years)	5.0	5.0	6.4
Dividend yield	0.37%	0.52%	0.55%
Expected volatility	38.5%	35.7%	40.5%
Forfeiture rate	13.0%	5.0%	5.0%

Stock Option Plans

The 2004 Incentive Compensation Plan

On October 21, 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights, stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested shares may be exercised for up to ten years from the date of grant. The shares of common stock will be issued upon exercise of options from the Company’s authorized share capital.

The following table summarizes the status of the 2004 Incentive Plan as of and for the periods presented below (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	817	$35.38	539	$27.03	236	$15.54
Granted, at fair value	481	44.48	435	42.78	329	34.47
Exercised	(29)	11.36	(47)	15.81	(14)	15.00
Forfeited	(36)	39.99	(110)	32.09	(12)	20.25

Outstanding at end of year	1,233	39.12	817	35.38	539	27.03

Options exercisable at end of year	118	15.54	82	22.42	72	16.76

Weighted-average fair value of options granted during the year		$16.48		$15.88		$15.77

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008, 2,428,149 shares of the Company’s common stock are available for future grants.

The following table summarizes information about stock options outstanding at December 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
	Number of	Remaining	Aggregate	Number of	Remaining	Aggregate
Exercise	Shares	Contractual	Intrinsic Value	Shares	Contractual	Intrinsic Value
Price	Outstanding	Life in Years	(In thousands)	Exerciseble	Life in Years	(In thousands)

$15.00	105	5.8	$1,771	105	5.8	$1,771
20.10	13	5.8	153	13	5.8	153
25.74	30	6.8	184	—	—	—
34.13	234	7.3	—	—	—	—
37.90	23	4.8	—	—	—	—
38.85	8	5.2	—	—	—	—
42.08	350	5.3	—	—	—	—
45.73	440	6.3	—	—	—	—
52.98	30	5.8	—	—	—	—

	1,233	6.1	$2,108	118	6.0	$1,924

The following table summarizes information about stock options outstanding at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Aggregate		Average
	Number of	Remaining	Intrinsic	Number of	Remaining	Aggregate
Exercise	Shares	Contractual	Value	Shares	Contractual	Intrinsic Value
Price	Outstanding	Life in Years	(In thousands)	Exerciseble	Life in Years	(In thousands)

$15.00	122	6.8	$4,875	42	6.8	$1,661
20.10	18	6.8	611	18	6.8	611
34.13	251	8.3	5,246	—	—	—
37.90	23	5.8	385	22	5.8	385
38.85	8	6.2	121	—	—	—
42.08	365	6.3	4,729	—	—	—
52.98	30	6.8	61	—	—	—

	817	7.0	$16,028	82	6.6	$2,657

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $31.87 and $55.01 as of December 31, 2008 and 2007, respectively, which would have potentially been received by the option holders had all option holders exercised their options as of those dates. The total number of in-the-money options exercisable as of December 31, 2008 was 117,243.

The total pretax intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $597,000, $1,395,000 and $331,000, respectively, based on the Company’s average stock price of $42.01, $45.49 and $38.12 during the year ended December 31, 2008, 2007 and 2006, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Parent’s Stock Option Plans

The Parent has four stock option plans: the 2001 Employee Stock Option Plan, the 2002 Employee Stock Option Plan, the 2003 Employee Stock Option Plan, and the 2004 Employee Stock Option Plan (collectively “the Parent’s Plans”). Options under the 2004 Employee Stock Option Plan were granted in April 2004. Under the Parent’s Plans, employees of the Company were granted options in the Parent’s ordinary shares, which are registered and traded on the Tel-Aviv Stock Exchange. Options under the Parent’s Plans cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Vested shares may be exercised for up to five years from the date of grant. The maximum aggregate number of shares that may be optioned and sold under the Parent’s Plans is determined each year by the board of directors of the Parent, and is equal to the number of options granted during each plan year. None of the options are exercisable or convertible into shares of the Company.

As of December 31, 2008, no shares of the Parent’s ordinary shares are available for future grants.

The following table summarizes the status of the Parent’s Plans as of and for the periods presented below (shares in thousands):

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	403	$3.68	1,098	$2.70	1,747	$2.42
Exercised	(97)	3.78	(657)	2.05	(560)	1.81
Expired	(1)	1.75	—		(32)	2.26
Forfeited	(21)	1.97	(38)	3.68	(57)	2.96

Outstanding at end of year	284	3.78	403	3.68	1,098	2.70

Options exercisable at end of year	284	$3.78	128	$3.47	322	$2.23

The following table summarizes information about stock options outstanding at December 31, 2008 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
	Number of	Remaining	Aggregate	Number of	Remaining	Aggregate
Exercise	Shares	Contractual	Intrinsic Value	Shares	Contractual	Intrinsic Value
Price	Outstanding	Life in Years	(In thousands)	Exerciseble	Life in Years	(In thousands)

$3.78	284	0.3	$673	284	0.3	$673

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2007 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
	Number of	Remaining	Aggregate	Number of	Remaining	Aggregate
Exercise	Shares	Contractual	Intrinsic Value	Shares	Contractual	Intrinsic Value
Price	Outstanding	Life in Years	(In thousands)	Exerciseble	Life in Years	(In thousands)

$1.75	19	0.2	$255	19	0.2	$255
3.78	384	1.3	4,288	109	1.3	1,217

	403	1.2	$4,543	128	1.1	$1,472

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Parent’s stock price of $6.15 and $14.96 as of December 31, 2008 and 2007, respectively, which would have potentially been received by the option holders had all option holders exercised their options as of those dates. The total number of in-the-money options exercisable as of December 31, 2008 and 2007 was 283,942 and 128,238, respectively.

The total pretax intrinsic value of options exercised during the year ended December 31, 2008, 2007 and 2006 was $1,130,985, $7,217,000 and $4,328,000 based on the Parent’s average stock price of $13.19, $13.03 and $9.48 during the year ended December 31, 2008, 2007 and 2006, respectively.

NOTE 15 —	POWER PURCHASE AGREEMENTS

Substantially all of the Company’s electricity revenues are recognized pursuant to PPAs in the U.S. and in various foreign countries, including Kenya, Nicaragua and Guatemala. These PPAs generally provide for the payment of energy payments or both energy and capacity payments through their respective terms which expire in varying periods from 2014 to 2030. Generally, capacity payments are payments calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are payments calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, short-run avoided cost (“SRAC”) (the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. One PPA gives the power purchaser or its designee the right of first refusal to acquire the geothermal power plants at fair market value. Upon satisfaction of certain conditions specified in this PPA and subject to receipt of requisite approvals and negotiations between the parties, the Company has the right to demand that the power purchaser acquire the power plant at fair market value. The Company’s subsidiaries in Nicaragua and Guatemala sell power at an agreed upon price subject to terms of a “take or pay” PPA.

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

As discussed in Note 1, the Company assessed all PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003, and concluded that all such PPAs contained a lease element requiring

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

lease accounting. Future minimum lease revenues under PPAs which contain a lease element as of December 31, 2008 were as follows:

(dollars in
thousands)

Year ending December 31:
2009	$188,877
2010	186,153
2011	184,951
2012	182,216
2013	184,855
Thereafter	2,196,139

Total	$3,123,191

NOTE 16 —	INCOME TAXES

Income before provision for income taxes, minority interest, and equity in income of investees consisted of:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

U.S	$34,800	$15,471	$14,306
Non-U.S. (foreign)	10,103	5,103	23,211

	$44,903	$20,574	$37,517

The components of income tax expense are as follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Current:
State	$(662)	$—	$—
Foreign	1,779	6,752	7,931

	1,117	6,752	7,931

Deferred:
Federal	6,938	(786)	157
State	1,024	168	304
Foreign	(1,117)	(4,312)	(1,989)

	6,845	(4,930)	(1,528)

	$7,962	$1,822	$6,403

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Deferred tax expense (exclusive of the effect of other components listed below)	$5,062	$18,369	$8,272
Benefit of operating loss carryforwards — US	7,882	(14,054)	(4,341)
Change in foreign income tax	402	(4,312)	(1,989)
Change in lease transaction	(943)	(1,518)	1,236
Change in tax monetization transaction	4,947	4,597	—
Benefit of production tax credits	(10,505)	(8,012)	(4,706)

	$6,845	$(4,930)	$(1,528)

The difference between the U.S. federal statutory tax rate and the Company’s effective rate are as follows:

	Year Ended December 31,
	2008	2007	2006

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	1.3	0.8	0.8
Effect of foreign income tax, net	(6.5)	(1.8)	(7.0)
Tax monetization transaction	9.1	6.6	—
Production tax credits	(23.4)	(38.9)	(12.5)
Withholding tax	—	5.0	—
Other, net	2.2	2.2	0.8

Effective tax rate	17.7%	8.9%	17.1%

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
	(dollars in thousands)

Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(12,091)	$(11,689)
Depreciation	(71,913)	(59,970)
Net operating loss carryforward — U.S	23,356	31,238
Intercompany profit elimination	13,965	12,427
Tax monetization transaction	(9,544)	(4,597)
Lease transaction	10,297	9,354
Investment tax credits	1,971	1,971
Production tax credits	23,223	12,718
Stock options amortization	1,304	791
Accrued liabilities and other	3,169	1,236

Total	$(16,263)	$(6,521)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred taxes are included in the consolidated balance sheets as follows:

	December 31,
	2008	2007
	(dollars in thousands)

Current assets	3,003	1,732
Non-current assets	13,965	12,427
Non-current liabilities	(33,231)	(20,680)

	$(16,263)	$(6,521)

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income prior to expiration of the net operating loss (“NOL”) carryforwards and tax credits. Although realization is not assured, management believes it is more likely than not that the deferred tax assets at December 31, 2008 will be realized.

At December 31, 2008, the Company had U.S. federal NOL carryforwards of approximately $59.7 million and state NOL carryforwards of approximately $35.7 million, available to reduce future taxable income, which expire between 2021 and 2028 for federal NOLs and between 2014 and 2018 for state NOLs. The investment tax credits in the amount of $2.0 million at December 31, 2008 are available for a 20-year period and expire in 2022 and 2023. The production tax credits in the amount of $23.2 million at December 31, 2008 are available for a 20-year period and expire between 2026 and 2028.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $114.6 million at December 31, 2008. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

Adoption of FIN No. 48

The Company adopted the provisions of FASB Interpretation (“FIN”) FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized as a cumulative effect of change in accounting principle, a $328,000 increase in the liability for unrecognized tax benefits and a corresponding decrease in beginning retained earnings. This amount consists of interest and penalties related to uncertain tax positions. In addition, on January 1, 2007, the Company reclassified its liability for uncertain tax positions in the amount of $3,426,000 from long-term deferred income tax liabilities to liability for unrecognized tax benefits. During the years ended December 31, 2008 and 2007, the Company increased (decreased) its liability for unrecognized tax benefits by ($1,905,000) and $1,576,000, respectively. The liability for unrecognized tax benefits of $3,425,000 and $5,330,000 at December 31, 2008 and 2007, respectively, would impact the Company’s effective tax rate, if recognized. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2008	2007
	(dollars in thousands)

Balance at beginning of year	$5,330	$3,754
Additions based on tax positions taken in prior years	929	156
Additions based on tax positions taken in the current year	814	1,420
Decrease for settlements with taxing authorities	(3,648)	—

Balance at end of year	$3,425	$5,330

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of December 31, 2008, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2008 and by local state jurisdictions for the years 2002-2008.

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2007 — 2008
Nicaragua	2006 — 2008
Kenya	2006 — 2008
Guatemala	2004 — 2008
Philippines	2005 — 2008
New Zealand	2007 — 2008

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

Tax benefits in the U.S.

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the recently enacted American Recovery and Reinvestment Act. The Company is permitted to claim 30% of the cost of each new geothermal power plant in the United States as an investment tax credit against its federal income taxes. Alternatively, the Company is permitted to claim a “production tax credit”, which in 2008 was 2.1 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the project must choose between the production tax credit and the 30% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether the Company claims the production tax credit or the investment tax credit, it is also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If the Company claims the investment tax credit, the Company’s “tax base” in the plant that it can recover through depreciation must be reduced by half of the tax credit. If the Company claims the production tax credit, there is no reduction in the tax basis for depreciation. Companies that begin construction on, or place qualifying renewable energy facilities in service, during 2009 or 2010 may

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

choose to apply for a cash grant from the U.S. Department of Treasury in an amount equal to the investment tax credit. Under the American Recover and Reinvestment Act, the U.S. Department of Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

On June 7, 2007 and April 17, 2008, a wholly-owned subsidiary, Ormat Nevada, concluded transactions to monetize production tax credits and other favorable tax attributes (see Note 12).

Income taxes related to foreign operations

Guatemala — The enacted tax rate is 31%. Orzunil, a wholly owned subsidiary, was granted a benefit under a law which promotes development of renewable power sources. The law allows Orzunil to reduce the investment made in its geothermal project from income tax payable, which reduces the effective tax rate to zero. Ortitlan, another wholly owned subsidiary, was granted a tax exemption for a period of ten years ending August 2017.

Israel — The Company’s operations in Israel through its wholly owned Israeli subsidiary, Ormat Systems Ltd. (“OSL”), are taxed at the regular corporate tax rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter. OSL is entitled to “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, OSL was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. OSL is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income will be subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between OSL and its affiliates are at arms length, and that the management and control of OSL will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, OSL is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed with the remainder to be claimed in the second year. Under the provisions of certain tax regulations published in Israel in July 2008, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 50% on machinery and equipment acquired from June 1, 2008 to May 31, 2009 and placed in service at the later of six months after acquisition or before May 31, 2009.

Other significant foreign countries — The Company’s operations in Nicaragua, Kenya and New Zealand are taxed at the rates of 25%, 37.5% and 33%, respectively.

NOTE 17 —	BUSINESS SEGMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(dollars in thousands)

Year Ended December 31, 2008
Net revenues from external customers	$252,256	$92,577	$344,833
Intersegment revenues	—	81,557	81,557
Depreciation and amortization expense	58,565	1,563	60,128
Operating income	54,909	5,698	60,607
Segment assets at year end*	1,562,030	75,661	1,637,691
Expenditures for long-lived assets	412,734	3,872	416,606
Year Ended December 31, 2007
Net revenues from external customers	$215,989	$79,950	$295,939
Intersegment revenues	—	109,895	109,895
Depreciation and amortization expense	49,398	1,084	50,482
Operating income	43,689	(228)	43,461
Segment assets at year end*	1,227,761	49,770	1,277,531
Expenditures for long-lived assets	214,221	2,137	216,358
Year Ended December 31, 2006
Net revenues from external customers	$195,483	$73,454	$268,937
Intersegment revenues	—	45,520	45,520
Depreciation and amortization expense	42,774	665	43,439
Operating income	50,314	11,614	61,928
Segment assets at year end*	1,104,326	55,776	1,160,102
Expenditures for long-lived assets	185,983	1,825	187,808

*	Segment assets of the Electricity Segment include unconsolidated investments.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Revenues:
Total segment revenues	$344,833	$295,919	$268,937
Intersegment revenues	81,557	109,895	45,250
Elimination of intersegment revenues	(81,557)	(109,895)	(45,250)

Total consolidated revenues	$344,833	$295,919	$268,937

Operating income:
Operating income	$60,607	$43,461	$61,928
Interest expense, net	(8,754)	(22,438)	(24,401)
Non-operating income (expense) and other, net	(6,950)	(449)	(10)

Total consolidated income before income taxes, minority interest, and equity in income of investees	$44,903	$20,574	$37,517

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells electricity and products for power plants and others, mainly to the geographical areas according to location of the customers, as detailed below. The following tables present certain data by geographic area:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Revenues from external customers attributable to:(1)
North America	$252,557	$236,273	$191,819
Pacific Rim	21,258	11,420	7,952
Latin America	33,874	26,193	23,353
Africa	10,704	9,896	10,636
Far East	6,030	1,400	6,174
Europe	20,410	10,737	29,003

Consolidated total	$344,833	$295,919	$268,937

(1)	Revenues as reported in the geographic area in which they originate.

	December 31,
	2008	2007	2006
	(dollars in thousands)

Long-lived assets (primarily power plants and related assets) located in:
North America	$1,178,601	$811,828	$697,928
Latin America	94,464	99,178	105,332
Africa	113,157	113,410	49,570
Europe	9,572	7,273	6,220
Pacific Rim and Far East	9,873	7,744	—

Consolidated total	$1,405,667	$1,039,433	$859,050

The following table presents revenues from major customers:

	Year Ended December 31,
	2008		2007		2006
	Revenues	%	Revenues	%	Revenues	%
	(dollars in		(dollars in		(dollars in
	thousands)		thousands)		thousands)

SCE(1)	$95,254	27.6	$94,430	31.9	$80,665	30.0
Hawaii Electric Light Company(1)	57,679	16.7	43,087	14.6	40,517	15.1
Sierra Pacific Power Company and Nevada Power Company(1)(2)	43,406	12.6	32,159	10.9	34,320	12.8

(1)	Revenues reported in Electricity Segment.

(2)	Subsidiaries of NV Energy, Inc.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 —	TRANSACTIONS WITH RELATED ENTITIES

Transactions between the Company and related entities, other than those disclosed elsewhere in these financial statements, are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)

Transactions
Revenues from an affiliate of the Parent	$—	$—	$3,503

Property rental fee expense paid to the Parent	$656	$654	$628

Interest expense on note payable to Parent	$3,597	$5,941	$8,367

Corporate financial, administrative, executive services and research and development services provided to the Parent	$152	$131	$123

Services rendered by an indirect shareholder of the Parent	$110	$142	$122

The current liability due from Parent at December 31, 2008 and 2007 of $1,085,000 and $253,000, respectively, represents the net obligation resulting from ongoing operations and transactions with the Parent and is payable from available cash flow. Interest is computed on balances greater than 60 days at LIBOR plus 1% (but not less than the change in the Israeli Consumer Price Index plus 4%) compounded quarterly, and is accrued and paid to the Parent annually.

Notes payable to Parent

The Company has a loan agreement with the Parent (“Parent Loan Agreement”) pursuant to which the Company may borrow from the Parent up to $150 million in one or more advances. Interest accrues on the unpaid principal of the loan amount at a rate per annum of the Parent’s average effective interest plus 0.3% (7.5%). The principal and interest on the Parent Loan Agreement are payable in varying amounts through the loan due date of June 2010. The outstanding balance of such loan at December 31, 2008 and 2007 was $26,200,000 (including current portion of $16,600,000) and $57,841,000 (including current portion of $31,647,000), respectively.

Future minimum payments under the notes payable to Parent as of December 31, 2008 are as follows:

(dollars in
thousands)

Year ending December 31:
2009	$16,600
2010	9,600

$26,200

Corporate and administrative services agreement with the Parent

OSL and the Parent have agreements whereby OSL will provide to the Parent, for a monthly fee of $10,000 (adjusted annually, in part based on changes in the Israeli Consumer Price Index), certain corporate administrative services, including the services of executive officers. In addition, OSL agreed to provide the Parent with services of certain skilled engineers and other research and development employees at OSL’s cost plus 10%.

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

NOTE 19 —	EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed one year of service or who had one year of service upon establishment of the Plan are eligible to participate in the Plan. Contributions are made by employees through pretax deductions up to 60% of their annual salary. Contributions made by the Company are matched up to a maximum of 2% of the employee’s annual salary. The Company’s contributions to the Plan were $300,947, $264,000 and $249,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Severance plan

The Company, through OSL, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are accounted for under the guidance of EITF Issue No. 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan, using what is commonly referred to as the “shut down” method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. Such liabilities have been presented on the consolidated balance sheets as “Liabilities for severance pay”. The Company has an obligation to

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $14,884,000 and $13,526,000 at December 31, 2008 and 2007, respectively, and have been presented on the consolidated balance sheets as part of “Deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2008, 2007 and 2006 were $2,843,000, $2,734,000 and $2,454,000, respectively, which includes income amounting to $324,000, $722,000 and $1,095,000, respectively, generated from the regular deposits and amounts accrued in severance funds.

The Company expects the severance pay contributions in 2009 to be approximately $1.5 million.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(dollars in
thousands)

Year ending December 31:
2009	$2,436
2010	147
2011	787
2012	1,041
2013	837
2013-2018	6,732

$11,980

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 20 —	COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (“BLM”) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalties’ expense under the geothermal resource agreements were $10,737,000, $8,370,000 and $7,567,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $23.4 million and $21.5 million at December 31, 2008 and 2007, respectively. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 31, 2008, total obligations related to such supplier agreements were approximately $104.3 million (out of which approximately $64.1 million relate to construction-in-process). All such obligations are payable in 2009.

Grants and royalties

The Company, through OSL, has historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. OSL is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2008, 2007 and 2006. The Company is not liable for royalties if the Company does not sell the respective products. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2008 and 2007, amounted to $1,200,000 and $1,175,000, respectively, of which approximately $260,000 and $235,000 of the cap, respectively, increases based on the LIBOR rate, as defined.

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

Contingencies

On November 20, 2008, the Constitutional Chamber of the Supreme Court of Justice ruled in favor of the motion of appeal filed by our Nicaraguan subsidiary, Ormat Momotombo Power Company (“OMPC”), for protection against an administrative order issued by Nicaragua’s Ministry of Natural Resources and Environment of Nicaragua (“MARENA”) relating to alleged violations of environmental regulations under Nicaraguan law in connection with OMPC’s operation of the Momotombo geothermal power plant in that country. The Constitutional Chamber of the Supreme Court of Justice further ruled that all the administrative orders issued by MARENA during the entire administrative proceeding, both at the territorial level of the City of Leon and at the Ministerial level, shall have no legal effect.

The ruling of the Constitutional Chamber of the Supreme Court of Justice of Nicaragua is of mandatory application from the date of official service of notice, and is final and not subject to any further appeal.

The Company is a defendant in various other legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the financial position, results of operations and cash flows of the Company.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 —	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2007	2007	2007	2007*	2008	2008	2008	2008**
	(dollars in thousands, except per share amounts)

Revenues:
Electricity Segment	$43,658	$55,360	$61,406	$55,545	$59,519	$61,774	$68,837	$62,126
Products Segment	18,089	28,692	18,061	15,108	9,868	18,447	30,889	33,373

	61,747	84,052	79,467	70,653	69,387	80,221	99,726	95,499

Cost of revenues:
Electricity Segment	39,722	35,328	35,455	38,193	38,676	41,506	44,742	45,129
Products Segment	15,924	24,214	15,046	12,852	8,050	15,704	23,730	25,271

	55,646	59,542	50,501	51,045	46,726	57,210	68,472	70,400

Gross margin	6,101	24,510	28,966	19,608	22,661	23,011	31,254	25,099
Operating expenses:
Research and development expenses	704	1,061	952	946	696	785	1,894	1,220
Selling and marketing expenses	1,986	3,822	2,043	2,794	3,519	2,020	2,647	2,699
General and administrative expenses	5,747	5,162	4,979	5,528	6,027	5,925	7,587	6,399

Operating income (loss)	(2,336)	14,465	20,992	10,340	12,419	14,281	19,126	14,781
Other income (expense):
Interest income	1,415	1,621	1,171	2,358	1,046	1,052	637	383
Interest expense	(7,782)	(7,070)	(6,984)	(5,147)	(3,603)	(2,867)	(859)	(348)
Foreign currency translation and transaction gain (loss)	(716)	41	(96)	(568)	(183)	(1,359)	(1,028)	(5,151)
Impairment of auction nrate securities	—	—	—	(2,020)	(328)	—	(2,045)	(1,822)
Other non-operating income (expense), net	352	(4)	247	295	40	309	(21)	443

Income (loss) before income taxes, minority interest and equity in income of investees	(9,067)	9,053	15,330	5,258	9,391	11,416	15,810	8,286
Income tax benefit (provision)	1,995	(1,992)	(2,300)	475	(2,071)	(2,613)	(3,187)	(91)
Minority interest	—	305	1,280	2,297	2,205	2,950	2,916	3,095
Equity in income of investees	1,231	1,181	1,452	878	539	408	372	406

Net income (loss)	$(5,841)	$8,547	$15,762	$8,908	$10,064	$12,161	$15,911	$11,696

Earnings (loss) per share — basic and diluted Basic	$(0.15)	$0.22	$0.41	$0.22	$0.24	$0.28	$0.35	$0.26

Diluted	$(0.15)	$0.22	$0.41	$0.22	$0.24	$0.28	$0.35	$0.26

Weighted average number of shares used in computation of earnings (loss) per share:
Basic	38,109	38,123	38,125	40,670	42,163	43,828	45,337	45,347

Diluted	38,109	38,255	38,251	40,852	42,271	43,978	45,483	45,423

*	Included in interest expense for the three month period ended December 31, 2007 is an out-of-period adjustment of $394,000 related to capitalized interest that reduced interest expense. Such adjustment relates to capitalized interest costs associated with construction-in-process activities during the three month periods ended March 31, 2007, June 30, 2007 and September 30, 2007.

**	Included in income tax benefit (provision) for the three month period ended December 31, 2008 is an out-of-period adjustment of $835,000 that increased income tax provision. Such adjustment related to uncertain tax positions taken in 2004 to 2007.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 —	SUBSEQUENT EVENTS

Cash dividend

On February 24, 2009, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $3.2 million ($0.07 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 16, 2009, payable on March 26, 2009.

Refinancing of the Olkaria III Project

On January 5, 2009, the Company’s wholly owned subsidiary, OrPower 4, Inc., signed loan documents for project financing of up to $105 million to refinance its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. The Company initially financed construction of Phase I and Phase II of the project, as well as the drilling of wells. The loans are to be provided by a group of European Development Finance Institutions (“DFIs”) arranged by DEG — Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”). The loans will mature on December 15, 2018, and will be payable in 19 equal semi-annual installments. Interest on the loans is variable based on 6-month LIBOR plus 4.0% and the Company has the option to fix the interest rate upon closing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2008, that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item in addition to that below is incorporated by reference herein from the Company’s definitive 2009 Proxy Statement.

Directors and Executive Officers Information

The following table sets forth the name, age and positions of our directors, executive officers and persons who are executive officers of certain of our subsidiaries who perform policy making functions for us:

Name	Age	Position

Lucien Bronicki	75	Chairman of the Board of Directors; Chief Technology Officer(3)
Yehudit “Dita” Bronicki	67	Chief Executive Officer; Director(2)
Yoram Bronicki	42	President; Chief Operating Officer; Director(1)
Joseph Tenne	53	Chief Financial Officer*
Nadav Amir	58	Executive Vice President — Engineering*
Zvi Reiss	58	Executive Vice President — Project Management*
Joseph Shiloah	63	Executive Vice President — Marketing and Sales, Rest of the World*
Aaron Choresh	63	Vice President — Operations Rest of the World and Product Support*
Zvi Krieger	53	Senior Vice President — Geothermal Engineering*
Shimon Hatzir	47	Senior Vice President — Electrical and Conceptual Engineering*
Etty Rosner	53	Senior Vice President — Contract Management; Corporate Secretary*
Independent Directors:
Dan Falk	64	Independent Director(3)
Jacob J. Worenklein	60	Independent Director(2)
Roger W. Gale	62	Independent Director(1)
Robert F. Clarke	66	Independent Director(2)

*	Performs the functions described in the table, but is employed by Ormat Systems.

(1)	Denotes Class I Director — Term expiring at 2011 Annual Shareholders Meeting.

(2)	Denotes Class II Director — Term expiring at 2009 Annual Shareholders Meeting.

(3)	Denotes Class III Director — Term expiring at 2010 Annual Shareholders Meeting.

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

Yehudit “Dita” Bronicki.  Yehudit Bronicki has been our Chief Executive Officer since July 1, 2004, and is also a member of our Board of Directors. From July 1, 2004 to September 20, 2007 she was also our President. Mrs. Bronicki was also a co-founder of Ormat Turbines Ltd. and is a member of the Board of Directors and the General Manager (a CEO-equivalent position) of Ormat Industries Ltd., the publicly traded successor to Ormat Turbines Ltd., and several of its subsidiaries. From 1992 to June 2005, Mrs. Bronicki was a director of Bet Shemesh Engines, a manufacturer of jet engines. In addition, Mrs. Bronicki was a member of the Board of Directors of OPTI Canada Inc. until May 2005 and is a member of the Board of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1994 to 2001, Mrs. Bronicki was on the Advisory Board of the Bank of Israel. Mrs. Bronicki has worked in the power industry since 1965. Yehudit Bronicki and Lucien Bronicki are married and are the parents of Yoram Bronicki. Mrs. Bronicki obtained a Bachelor of Arts in Social Sciences from Hebrew University in 1965.

Yoram Bronicki.  Yoram Bronicki has been a member of our Board of Directors since November 12, 2004, and has been our President and Chief Operating Officer since September 20, 2007. From July 1, 2004 to September 20, 2007, Mr. Bronicki was our Chief Operating Officer, North America. Mr. Bronicki is also a member of the Board of Directors of Ormat Industries Ltd., a position he has held since 2001, and a member of the Board of Directors of OPTI Canada Inc. From 2001 to 2004, Mr. Bronicki was Vice President of OPTI Canada Inc.; from 1999 to 2001, he was Project Manager of Ormat Industries Ltd. and Ormat International Inc.; from 1996 to 1999, he was Project Manager of Ormat Industries Ltd.; and from 1995 to 1996, he was Project Engineer of Ormat Industries Ltd. Mr. Bronicki is the son of Lucien and Yehudit Bronicki. Mr. Bronicki obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1989.

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

Shimon Hatzir.  Shimon Hatzir has served as our Senior Vice President of Electrical and Conceptual Engineering, since September 20, 2007. From July 1, 2004 to September 20, 2007, Mr. Hatzir was our Vice President of Electrical and Conceptual Engineering and from 2002 through June 30, 2004; he was the Vice President of Electrical and Conceptual Engineering of Ormat Industries Ltd. From 1996 to 2001, Mr. Hatzir was Manager of Electrical and Conceptual Engineering of Ormat Industries Ltd., and from 1989 to 1995, he was Project Engineer in the Engineering Division. Mr. Hatzir obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1988 and a Certificate of the Technology Institute of Management, Senior Executive Program.

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

Dan Falk.  Dan Falk has been a member of our Board of Directors since November 12, 2004. Mr. Falk is also the Chairman of the Board of Directors of Orad Hi-Tech Systems Ltd., a public non-US company, and a member of the Board of Directors of Orbotech Ltd., Nice Systems Ltd., Attunity Ltd., ClickSoftware Technologies Ltd., Jacada Ltd. and Nova Measuring Instruments Ltd., all NASDAQ publicly traded companies. In addition, Mr. Falk serves as a member of the Board of Directors of the following public non-US companies: AVT Ltd., Amiad Filteration System Ltd, Plastopil Ltd., Oridion Medical Ltd., Dmatek Ltd. and Poalim Ventures I Ltd. From 2001 to 2004, Mr. Falk was a business consultant to several public and private companies. From 1999 to 2000, Mr. Falk was Chief Operating Officer and Chief Executive Officer of Sapiens International NV. From 1995 to 1999, Mr. Falk was an Executive Vice President of Orbotech Ltd. From 1985 to 1995, Mr. Falk was Vice President of Finance and Chief Financial Officer of Orbot Systems Ltd. and of Orbotech Ltd. Mr. Falk obtained a Master of Business Administration from Hebrew University in 1972 and a Bachelor of Arts in Economics and Political Science from Hebrew University in 1968. Mr. Falk is the Chair of our Audit Committee. Our Board of Directors has determined that Mr. Falk qualifies as an Audit Committee “financial expert” under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K,

and is “independent” as that term is used in Item 407(d) 5(i)(B) of Regulation S-K under the Securities Exchange Act of 1934.

Jacob J. Worenklein.  Jacob J. Worenklein has been a member of our Board of Directors since November 12, 2004. From 2003 to September 2008, he served as Chairman and Chief Executive Officer of US Power Generating Company. From 1998 to 2003, he was Managing Director and Global Head of Project and Sectorial Finance for Societe Generale and, from 1996 to 1998 he was Managing Director and Head of Project Finance, Export Finance and Commodities for the Americas, for Societe Generale. Prior to joining Societe Generale in 1996, Mr. Worenklein was Managing Director and Global Head of Project Finance at Lehman Brothers and prior thereto was a partner and member of the executive committee of the law firm of Milbank, Tweed, Hadley & McCloy LLP, where he founded and headed the firm’s power and project finance practice. Mr. Worenklein served as Adjunct Professor of Finance at Stern School of Business, New York University, and is a trustee of the Committee for Economic Development and a member of the Council on Foreign Relations. He is a member of the Board of Directors of GridPoint Inc. a company in the demand side management business. Mr. Worenklein obtained a Bachelor of Arts from Columbia College in 1970 and a Juris Doctor and Master of Business Administration from New York University in 1973.

Roger W. Gale, Ph.D.  Roger W. Gale has been a member of our Board of Directors since October 26, 2005. Between 1988 and 2000, Dr. Gale was the CEO of Washington International Energy Group, which was sold to PHB Hagler Bailly (PHB) in 1999. In 2000, as PHB was sold to PA Consulting, Dr. Gale held several positions at PA Consulting until 2001, at which time he joined GF Energy LLC as President and CEO, a position he still holds. In addition, Dr. Gale serves as a member of the Board of Directors of the US Energy Association, a not-for-profit organization. On December 1, 2005, he became a member of the Boards of Directors of The Adams Express Company and Petroleum & Energy Resources Corporation (closed-end investment companies). He served on the Audit Committee of Constellation Holdings and on the board of the parent, Constellation Energy Group from 1996 to 2005. Dr. Gale has a Ph.D. in political science from the University of California, Berkeley.

Robert F. Clarke.  Robert F. Clarke has been a member of our Board of Directors since February 27, 2007. Mr. Clarke was Chairman (since September 1998) and President and Chief Executive Officer (since January 1991) of Hawaiian Electric Industries, Inc. (HEI), from which he retired effective May 2006. Since June 1, 2006, Mr. Clarke has been Executive in Residence at the Shidler College of Business at the University of Hawaii. In addition, Mr. Clarke serves as an advisory director to Oceanic Cable Hawaii, as a member of the advisory board of the Shidler College of Business at the University of Hawaii. and as a member of the advisory board of Sennet Capital. Mr. Clarke joined HEI in February 1987 as Vice President of Strategic Planning and was in charge of implementing the Company’s diversification strategy. Mr. Clarke was named HEI Group Vice President — Diversified Companies in May 1988. He was made a director of HEI in 1989. Prior to joining HEI, Mr. Clarke served as Senior Vice President and Chief Financial Officer of Alexander & Baldwin and as Controller of Dillingham Corporation. Prior to that, he worked for the Ford Motor Company and for the Singer Company. He received his Bachelor’s degree in economics in 1965 and his Master’s degree in finance in 1966 from the University of California at Berkeley. Honors include Phi Beta Kappa in 1965.

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

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference herein from the Company’s definitive 2009 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  List of Financial Statements

      See Index to Financial Statements in Item 8 of this annual report.

(2)  List of Financial Statement Schedules

All applicable schedule information is included in our Financial Statements in Item 8 of this annual report.

(b)  EXHIBIT INDEX

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1		Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2		Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.1.3	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.4	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10	.1.6	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.7	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.10	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.11	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007
10	.1.12	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1.18 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.2.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document

10	.2.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.2.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.2.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.36	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.2.37	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.38	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.39	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.40	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.41	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.42	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puma Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.43	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puma Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.44	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.45	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.46	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.3.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.3.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.3.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.3.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.

Exhibit No.		Document

10	.4.1	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.2	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.7.1	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.7.2	Amendment to Employment Agreement of Yehudit Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yehudit Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.8.1	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.8.2	Amendment to Employment Agreement of Yoram Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yoram Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10.9		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.11.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit No.		Document

10	.11.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.12		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.13		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.14		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.15		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10	.18.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.3	Common Terms Agreement, dated January 5, 2009, between OrPower 4, Inc., and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH, Societe de Promotion et de Participation pour la Cooperation Economique, and BNY Corporate Trustee Services Limited, filed herewith.
10	.18.4	DEG A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.
10	.18.5	DEG B Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.
10	.18.6	DEG C Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.
10	.18.7	Proparco A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.

Exhibit No.		Document

10.19		Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
10	.20.1	Subscription Agreement dated as of October 22, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.
10	.20.2	Amendment No. 1 to the Subscription Agreement, dated October 25, 2007, between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 31, 2007.
10.21		Subscription Agreement dated as of December 3, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on January 9, 2008.
10.22		Joint Ownership Agreement for the Carson Lake Project, dated as of March 12, 2008, by and between Nevada Power Company and ORNI 16 LLC, incorporated by reference to Exhibit 10.24 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
21.1		Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006
23.1		Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2		Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3		Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

Date: February 27, 2009	By:	/s/ YEHUDIT BRONICKI

Name: Yehudit Bronicki
Title: Chief Executive Officer, and Director

Pursuant to the requirement of the Securities Act of 1934, this annual report has been signed below by the following persons on behalf of the Registrant in the capacities indicated, on February 27, 2009.

Signature	Capacity

/s/ YEHUDIT BRONICKI Yehudit Bronicki	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSEPH TENNE Joseph Tenne	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LUCIEN Y. BRONICKI Lucien Y. Bronicki	Chairman of the Board of Directors and Chief Technology Officer

/s/ YORAM BRONICKI Yoram Bronicki	President, Chief Operating Officer and Director

/s/ DAN FALK Dan Falk	Director

(c)	EXHIBIT INDEX

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Second Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1		Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2		Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.1	Credit Facility Agreement, dated September 5, 2000, between Ormat Momotombo Power Company and Bank Hapoalim B.M., incorporated by reference to Exhibit 10.1.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	Credit Agreement, dated as of December 18, 2003, among OrCal Geothermal Inc. and Beal Bank, S.S.B. and the financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.1.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.3	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.4	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.

Exhibit No.		Document

10	.1.6	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.7	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.10	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.11	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
10	.1.12	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1.18 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.2.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.2.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.2.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.2.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.36	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.37	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.38	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.39	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.40	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.41	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.42	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.43	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.2.44	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.45	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.46	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit No.		Document

10	.3.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.3.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.3.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.1	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit No.		Document

10	.4.2	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.7.1	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.7.2	Amendment to Employment Agreement of Yehudit Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yehudit Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.8.1	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.8.2	Amendment to Employment Agreement of Yoram Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yoram Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10.9		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.11.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.11.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q ( File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.12		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit No.		Document

10.13		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.14		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.15		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10	.18.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.3	Common Terms Agreement, dated January 5, 2009, between OrPower 4, Inc., and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH, Societe de Promotion et de Participation pour la Cooperation Economique, and BNY Corporate Trustee Services Limited, filed herewith.
10	.18.4	DEG A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.
10	.18.5	DEG B Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.
10	.18.6	DEG C Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.
10	.18.7	Proparco A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, filed herewith.
10.19		Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
10	.20.1	Subscription Agreement dated as of October 22, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 24, 2007.
10	.20.2	Amendment No. 1 to the Subscription Agreement, dated October 25, 2007, between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 1.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on October 31, 2007.
10.21		Subscription Agreement dated as of December 3, 2007 between the Company and Ormat Industries Ltd., incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on January 9, 2008.

Exhibit No.	Document

10.22	Joint Ownership Agreement for the Carson Lake Project, dated as of March 12, 2008, by and between Nevada Power Company and ORNI 16 LLC, incorporated by reference to Exhibit 10.24 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.