Form 10-Q
period 2009-03-31
ORMAT TECHNOLOGIES, INC.
filed 2009-05-11
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
(775) 356-9029

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 45,353,670 par value $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$42,711	$34,393
Restricted cash, cash equivalents and marketable securities	41,673	24,439
Receivables:
Trade	57,393	49,839
Related entity	546	338
Other	9,216	15,654
Due from Parent	2,068	1,085
Inventories	12,724	13,724
Costs and estimated earnings in excess of billings on uncompleted contracts	12,849	6,982
Deferred income taxes	4,423	3,003
Prepaid expenses and other	14,303	16,222

Total current assets	197,906	165,679
Long-term marketable securities	1,873	1,994
Restricted cash, cash equivalents and marketable securities	2,792	2,951
Unconsolidated investments	32,743	30,559
Deposits and other	16,006	16,876
Deferred income taxes	14,315	13,965
Property, plant and equipment, net	975,997	958,186
Construction-in-process	422,536	386,501
Deferred financing and lease costs, net	19,969	19,240
Intangible assets, net	44,057	44,853

Total assets	$1,728,194	$1,640,804

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$100,171	$103,336
Billings in excess of costs and estimated earnings on uncompleted contracts	30,245	15,670
Current portion of long-term debt:
Limited and non-recourse	11,513	6,676
Senior secured notes (non-recourse)	20,088	20,085
Due to Parent, including current portion of notes payable to Parent	9,732	16,616

Total current liabilities	171,749	162,383
Long-term debt, net of current portion:
Limited and non-recourse	91,345	7,814
Revolving credit lines with banks (full recourse)	80,000	100,000
Senior secured notes (non-recourse)	252,099	252,060
Notes payable to Parent, net of current portion	9,600	9,600
Liability associated with sale of equity interests	111,089	113,327
Deferred lease income	74,338	74,427
Deferred income taxes	38,351	33,231
Liability for unrecognized tax benefits	3,657	3,425
Liabilities for severance pay	16,303	17,640
Asset retirement obligation	13,696	13,438

Total liabilities	862,227	787,345

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,353,670 and 45,353,120 shares issued and outstanding, respectively	45	45
Additional paid-in capital	702,567	701,273
Retained earnings	155,875	144,465
Accumulated other comprehensive income	528	645

	859,015	846,428
Noncontrolling interest	6,952	7,031

Total equity	865,967	853,459

Total liabilities and equity	$1,728,194	$1,640,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)

Revenues:
Electricity	$62,638	$59,519
Products	37,251	9,868

Total revenues	99,889	69,387

Cost of revenues:
Electricity	43,884	38,676
Products	24,243	8,050

Total cost of revenues	68,127	46,726

Gross margin	31,762	22,661
Operating expenses:
Research and development expenses	801	696
Selling and marketing expenses	4,301	3,519
General and administrative expenses	7,535	6,027

Operating income	19,125	12,419
Other income (expense):
Interest income	152	1,046
Interest expense:
Parent	(443)	(1,086)
Liability related to sale of equity interests	(1,930)	(1,183)
Other	(6,732)	(6,324)
Less — amount capitalized	5,815	3,807
Foreign currency translation and transaction losses	(2,560)	(183)
Impairment of auction rate securities	(280)	(328)
Income attributable to sale of equity interests	4,168	3,316
Other non-operating income, net	130	40

Income before income taxes and equity in income of investees	17,445	11,524
Income tax provision	(3,489)	(2,071)
Equity in income of investees, net	550	539

Net income	14,506	9,992
Net loss attributable to noncontrolling interest	79	72

Net income attributable to the Company’s stockholders	$14,585	$10,064

Comprehensive income:
Net income	$14,506	$9,992
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	(52)	—
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(65)	(75)
Change in unrealized gains or losses on marketable securities available-for-sale	—	(274)

Comprehensive income	14,389	9,643
Comprehensive loss attributable to noncontrolling interest	79	72

Comprehensive income attributable to the Company’s stockholders	$14,468	$9,715

Earnings per share attributable to the Company’s stockholders — basic and diluted	$0.32	$0.24

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,353	42,163

Diluted	45,405	42,271

Dividend per share declared	$0.07	$0.05

The accompanying notes are in integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company’s Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Total	Interest	Equity
	(In thousands, except per share data)

Balance at December 31, 2007	41,530	$41	$513,109	$103,545	$1,388	$618,083	$4,682	$622,765
Stock-based compensation	—	—	1,059	—	—	1,059	—	1,059
Cash dividend declared, $0.05 per share	—	—	—	(2,106)	—	(2,106)	—	(2,106)
Issuance of unregistered shares of common stock to the Parent in a private placement	694	1	33,314	—	—	33,315	—	33,315
Net income (loss)	—	—	—	10,064	—	10,064	(72)	9,992
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $46,000)	—	—	—	—	(75)	(75)	—	(75)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $168,000)	—	—	—	—	(274)	(274)	—	(274)

Balance at March 31, 2008	42,224	$42	$547,482	$111,503	$1,039	$660,066	$4,610	$664,676

Balance at December 31, 2008	45,353	$45	$701,273	$144,465	$645	$846,428	$7,031	$853,459
Stock-based compensation	—	—	1,262	—	—	1,262	—	1,262
Cash dividend declared, $0.07 per share	—	—	—	(3,175)	—	(3,175)	—	(3,175)
Exercise of options by employees	1	—	32	—	—	32	—	32
Net income (loss)	—	—	—	14,585	—	14,585	(79)	14,506
Other comprehensive loss, net of related taxes:
Currency translation adjustment	—	—	—	—	(52)	(52)	—	(52)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $40,000)	—	—	—	—	(65)	(65)	—	(65)

Balance at March 31, 2009	45,354	$45	$702,567	$155,875	$528	$859,015	$6,952	$865,967

The accompanying notes are in integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$14,506	$9,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,132	13,934
Accretion of asset retirement obligation	258	252
Stock-based compensation	1,262	1,059
Amortization of deferred lease income	(671)	(671)
Income attributable to sale of equity interests, net of interest expense	(2,238)	(2,133)
Equity in income of investees	(550)	(539)
Impairment of auction rate securities	280	328
Loss (gain) on severance pay fund asset	1,219	(937)
Deferred income tax provision	3,041	970
Liability for unrecognized tax benefits	232	248
Deferred lease revenues	582	—
Changes in operating assets and liabilities:
Receivables	(1,711)	(3,323)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,867)	1,356
Inventories	1,000	(2,872)
Prepaid expenses and other	1,918	1,322
Deposits and other	(122)	179
Accounts payable and accrued expenses	1,100	5,580
Due from/to related entities, net	(208)	(217)
Billings in excess of costs and estimated earnings on uncompleted contracts	14,575	7,937
Liabilities for severance pay	(1,337)	2,557
Due from/to Parent	(867)	(1,206)

Net cash provided by operating activities	42,534	33,816

Cash flows from investing activities:
Marketable securities, net	—	12,588
Net change in restricted cash, cash equivalents and marketable securities	(17,233)	(3,010)
Capital expenditures	(73,795)	(81,620)
Increase in severance pay fund asset, net	(227)	(303)
Repayment from unconsolidated investment	30	31

Net cash used in investing activities	(91,225)	(72,314)

Cash flows from financing activities:
Due to Parent, net	(7,000)	(7,000)
Proceeds from long-term loan	90,000	—
Proceeds from issuance of unregistered shares of common stock to the Parent	—	33,315
Proceeds from exercise of options by employees	32	—
Repayment of revolving credit lines with banks	(20,000)	—
Repayments of long-term debt	(1,590)	(2,216)
Deferred financing costs	(1,281)	—
Cash dividends paid	(3,175)	(2,106)

Net cash provided by financing activities	56,986	21,993

Effect of exchange rate changes on cash and cash equivalents	23	—

Net change in cash and cash equivalents	8,318	(16,505)
Cash and cash equivalents at beginning of period	34,393	47,227

Cash and cash equivalents at end of period	$42,711	$30,722

Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(4,722)	$15,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2009, and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2009 and 2008.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The condensed consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements for the year ended December 31, 2008, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain comparative figures have been reclassified to conform to the current period presentation (see Note 8).

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2009 and December 31, 2008, the Company had deposits totaling $30,593,000 and $23,120,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account (after December 31, 2009, the deposits will be insured up to $100,000 per account). At March 31, 2009 and December 31, 2008, the Company’s deposits in foreign countries amounted to approximately $19,898,000 and $20,377,000, respectively.

At March 31, 2009 and December 31, 2008, accounts receivable related to operations in foreign countries amounted to approximately $19,947,000 and $14,867,000, respectively. At March 31, 2009 and December 31, 2008, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 57% and 45% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 17.8% and 30.3% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth power plant, which is accounted for separately under the equity method.

Hawaii Electric Light Company accounted for 9.9% and 21.0% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 13.7% and 14.8% of the Company’s total revenues for the three months ended March 31, 2009 and 2008, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2009

SFAS No. 157 — Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) staff issued FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS No. 157 for all non-financial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis in the financial statements until January 1, 2009. The adoption of FSP SFAS No. 157-2, effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 160 — Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS No. 160 are applied prospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company). The Company adopted SFAS No. 160 on January 1, 2009 and amended its presentation and disclosures accordingly (see Note 8).

SFAS No. 141 (revised 2007) — Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company). The adoption by the Company of SFAS No. 141R did not have an impact on its consolidated financial statements; however, it could impact future transactions entered into by the Company.

In April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS No. 141R-1 amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under SFAS No. 141(R), Business

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Combinations. The FSP will carry forward the requirements in SFAS No. 141, Business Combinations, for acquired contingencies, thereby requiring that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. Otherwise, entities would typically account for the acquired contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The FSP has the same effective date as SFAS No. 141R, and its adoption by the Company did not have an impact on its consolidated financial statements.

SFAS No. 161 — Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS No. 161 expands the current disclosure framework in SFAS No. 133. SFAS No. 161 is effective prospectively for fiscal years and interim periods beginning after November 15, 2008 (January 1, 2009 for the Company). The adoption by the Company of FAS No. 161, effective January 1, 2009, did not have an impact on its financial position, results of operations and cash flows.

New accounting pronouncements effective in future periods

FSP SFAS No. 157-4 — Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement, to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s interim reporting periods ending on June 30, 2009. The Company is currently evaluating the impact of the adoption of FSP SFAS No. 157-4 on its consolidated financial statements.

FSP SFAS No. 115-2 and SFAS No. 124-2 — Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provide additional guidance on accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s interim reporting periods ending on June 30, 2009. The Company is currently evaluating the impact of the adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 on its consolidated financial statements.

FSP SFAS No. 107-1 and APB 28-1 — Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting periods ending on June 30, 2009.

NOTE 3 —	REVENUES AND COST OF REVENUES

The components of electricity revenues are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Energy and capacity	$23,853	$25,235
Lease portion of energy and capacity	38,114	33,613
Lease income	671	671

	$62,638	$59,519

The components of cost of electricity revenues are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Energy and capacity	22,951	21,675
Lease portion of energy and capacity	19,622	15,690
Lease income	1,311	1,311

	$43,884	$38,676

NOTE 4 —	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Raw materials and purchased parts for assembly	$5,012	$7,649
Self-manufactured assembly parts and finished products	7,712	6,075

Total	$12,724	$13,724

NOTE 6 —	UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Mammoth	$31,017	$30,131
Sarulla	$1,316	—
Other	410	428

Total	$32,743	$30,559

The Mammoth Power Plant

The Company has a 50% interest in the Mammoth Power Plant (“Mammoth”), located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements (“PPAs”), which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (“O&M”) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Condensed balance sheets:
Current assets	$11,490	$8,251
Non-current assets	68,411	69,784
Current liabilities	986	721
Non-current liabilities	3,239	3,177
Partners’ capital	75,676	74,137

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Condensed statements of operations:
Revenues	$4,858	$4,756
Gross margin	1,618	1,521
Net income	1,538	1,443
Company’s equity in income of Mammoth:
50% of Mammoth net income	$769	$722
Plus amortization of basis difference	148	148

	917	870
Less income taxes	(348)	(313)

Total	$569	$557

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing a geothermal power project in Indonesia with expected generating capacity of approximately 340 MW. The project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract with PT Pertamina Geothermal Energy PGE. The project will be constructed in three phases over five years, with each phase utilizing the Company’s designed and supplied power generation units of 110 MW to 120 MW. The consortium is currently negotiating certain amendments to the PPA, including an adjustment of commercial terms, and intends to proceed with the project after those amendments have become effective.

The Company’s investment in the Sarulla project was not significant for each of the periods presented in these condensed financial statements.

NOTE 7 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

As described in Note 1, the provisions of SFAS No. 157 were adopted by the Company on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities.

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

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$38,051	$38,051	$—	$—
Non current assets:
Illiquid auction rate securities (including restricted cash accounts), see below	4,665	—	—	4,665
Liabilities:
Current liabilities:
Derivatives*	(977)	—	(977)	—

	$41,739	$38,051	$(977)	$4,665

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$18,891	$18,891	$—	$—
Derivatives*	625	—	625	—
Non current assets:
Illiquid auction rate securities (including restricted cash accounts), see below	4,945	—	—	4,945
Liabilities:
Current liabilities:
Derivatives*	(721)	—	(721)	—

	$23,740	$18,891	$(96)	$4,945

*	Derivatives represent foreign currency forward contracts which are valued primarily based on observable inputs including forward and spot prices for currencies.

The Company’s financial assets measured at fair value (including restricted cash accounts) at March 31, 2009 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

As of March 31, 2009, all of the Company’s auction rate securities are associated with failed auctions. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which in the case of auction rate securities held by the Company occurs every twenty-eight days, investors can sell or continue to hold the securities at par. Beginning in the fourth quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. As of March 31, 2009 and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

December 31, 2008, the Company held failed auction rate securities totaling $11.2 million at par value, all of which have been in a loss position since the fourth quarter of 2007. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities, the Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality; (v) estimates of the recovery rates in the event of default for each security; and (vi) overall capital market liquidity. These estimated fair values are subject to uncertainties that are difficult to predict. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$4,945	$8,367
Total unrealized losses:
Included in net income	(280)	(328)
Included in other comprehensive income (loss)	—	(394)

Balance at end of period	$4,665	$7,645

Based on available information, the Company concluded that the fair market value of these failed auction rate securities at March 31, 2009 was $4.7 million, a decline of $6.5 million from par value of $11.2 million. The decline in fair market value during the three months ended March 31, 2009 was $0.3 million. Due to the continued deterioration in market conditions and the further decline in the fair value of the auction rate securities, the Company has concluded that the decline is other-than-temporary.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets on the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional impairment charges in the rest of 2009.

NOTE 8 —	NONCONTROLLING INTEREST

In June 2007, a wholly owned subsidiary of the Company, Ormat Nevada Inc. (“Ormat Nevada”), entered into agreements with affiliates of Morgan Stanley & Co. and Lehman Brothers Inc., under which those investors have purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”), entitling the investors to certain tax benefits (such as production tax credits and accelerated depreciation) and distributable cash associated with four geothermal projects.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The first closing under the agreements occurred in 2007 and covered the Company’s Desert Peak 2, Steamboat Hills and Galena 2 projects. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 project. The investors paid $63.0 million at the second closing.

Ormat Nevada will continue to operate and maintain the projects and will receive initially all of the distributable cash flow generated by the projects until it recovers the capital that it has invested in the projects, while the investors will receive substantially all of the production tax credits and the taxable income or loss (together, the “Economic Benefits”), and the distributable cash flow after Ormat Nevada has recovered its capital. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the “Flip Date’’), Ormat Nevada will receive 95% of both distributable cash and taxable income on a going forward basis. Following the Flip date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the projects. Under the transaction, Ormat Nevada retained the controlling voting interest in the subsidiary and therefore continued to consolidate OPC.

The Company adopted SFAS No. 160 on January 1, 2009. The adoption of this standard resulted in retrospective presentation and disclosure changes to the consolidated balance sheet as of December 31, 2008 and the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008. These changes are denoted in the table below:

Excerpt from Consolidated Balance Sheet

	Balance as of	Application of New		Revised Balance as of
	December 31, 2008	Accounting Standard		December 31, 2008
	(Dollars in thousands)
Deferred financing and lease costs, net	$16,127	$3,113	(1)	$19,240

Total assets	$1,637,691	$3,113		$1,640,804

Liability associated with sale of equity interests	$—	$113,327	(2)	$113,327

Total liabilities	674,018	113,327		787,345

Minority interest	117,245	(117,245)		—

Equity:
Stockholders’ equity:
Common stock	45	—		45
Additional paid-in capital	701,273	—		701,273
Retained earnings	144,465	—		144,465
Accumulated other comprehensive income	645	—		645

	846,428	—		846,428
Noncontrolling interest		7,031	(3)	7,031

Total equity	846,428	7,031		853,459

Total liabilities and equity	$1,637,691	$3,113		$1,640,804

(1)	Represents transaction costs that had previously been reflected as a component of minority interest on the consolidated balance sheets. Such costs are amortized using the effective interest method until the Flip Date.

(2)	Represents unamortized liability associated with sale of equity interests in OPC.

(3)	Represents noncontrolling interest in OPC.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Excerpt from Consolidated Statements of Operations and Comprehensive Income

				Revised Three
	Three Months			Months Ended
	Ended March	Application of New		March 31,
	31, 2008	Accounting Standard		2008
		(Dollars in thousands)

Other income (expense):
Interest income	$1,046	$—		$1,046
Interest expense:
Parent	(1,086)	—		(1,086)
Liability related to sale of equity interests		(1,183	)(1)	(1,183)
Other	(6,324)	—		(6,324)
Less — amount capitalized	3,807	—		3,807
Foreign currency translation and transaction losses	(183)	—		(183)
Impairment of auction rate securities	(328)	—		(328)
Income attributable to sale of equity interests		3,316	(2)	3,316
Other non-operating income, net	40			40

Income before income taxes and equity in income of investees	9,391	2,133		11,524
Income tax provision	(2,071)	—		(2,071)
Minority interest	2,205	(2,205)		—
Equity in income of investees, net	539	—		539

Net income	10,064	(72)		9,992
Net loss attributable to noncontrolling interest	—	72	(3)	72

Net income attributable to the Company’s stockholders	$10,064	$—		$10,064

Comprehensive income:
Net income	$10,064	$(72)		$9,992
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(75)	—		(75)
Change in unrealized gains or losses on marketable securities available-for-sale	(274)	—		(274)

Comprehensive income	9,715	(72)		9,643
Comprehensive loss attributable to noncontrolling interest	—	72		72

Comprehensive income attributable to the Company’s stockholders	$9,715	$—		$9,715

(1)	Represents interest on liability resulting from sale of equity interests in OPC.

(2)	Represents recognition of benefits attributed to investors in OPC.

(3)	Represents allocation of net income (loss) to noncontrolling interest.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 —	LONG-TERM DEBT

Loan Agreement (the Olkaria III Power Plant)

In March 2009, the Company’s wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), closed a project financing loan of $105.0 million to refinance its investment in the 48 MW Olkaria III geothermal power plant located in Kenya (the “Olkaria Loan”). The Company initially financed construction of Phase I and Phase II of the project, as well as the drilling of wells with its own funds. The Olkaria Loan is provided by a group of European Development Finance Institutions (“DFIs”) arranged by DEG — Deutsche Investitions- und Entwicklungsgesellschaft mbH (“DEG”). The first disbursement of $90.0 million occurred on March 23, 2009 and the second disbursement of approximately $15.0 million is expected to be drawn in June 2009. The Olkaria Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the Olkaria Loan is variable based on 6-month LIBOR plus 4.0% and the Company has the option to fix the interest rate upon each disbursement. Upon the first disbursement, the Company fixed the interest on approximately $77.0 million out of the $90.0 million at 6.90% per annum.

There are various restrictive covenants under the Olkaria Loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. Management believes that as of March 31, 2009, OrPower 4 was in compliance with the covenants under the Olkaria Loan.

Future minimum payments

As of March 31, 2009, future minimum payments of the $90.0 million drawn under the Olkaria Loan are as follows:

(Dollars in
thousands)

Year ending December 31:
2009	$4,737
2010	9,474
2011	9,474
2012	9,474
2013	9,474
2014	9,474
Thereafter	37,893

Total	$90,000

NOTE 10 —	STOCK-BASED COMPENSATION

On March 18, 2009, the Company granted to employees 573,150 stock appreciation rights (“SAR”) under the Company’s 2004 Incentive Plan. The exercise price of each SAR is $26.84, which amount represented the fair market value of the Company’s common stock on the date of grant. Such SARs will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. The fair value of each SAR on the date of grant was $11.44. Under the plan, upon exercise of such SAR, the employee is entitled to receive shares of common stock equal to the amount by which the market value of the shares in respect of which the SAR is exercised exceeds the grant price set forth in the SAR, multiplied by the number of shares in respect of which the SAR is exercised.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company calculated the fair value of each SAR on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	1.54%
Expected term (in years)	5.1
Dividend yield	0.37%
Expected volatility	48.5%
Forfeiture rate	13.0%

NOTE 11 —	BUSINESS SEGMENTS

The Company has two reporting segments: Electricity and Products Segments. Such segments are managed and reported separately as each offers different products and serves different markets. The Electricity Segment is engaged in the sale of electricity from the Company’s power plants pursuant to power purchase agreements. The Products Segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Products	Consolidated
	(Dollars in thousands)

Three Months Ended March 31, 2009
Net revenues from external customers	$62,638	$37,251	$99,889
Intersegment revenues	—	12,835	12,835
Operating income	11,205	7,920	19,125
Segment assets at period end*	1,651,351	76,843	1,728,194
Three Months Ended March 31, 2008
Net revenues from external customers	$59,519	$9,868	$69,387
Intersegment revenues	—	23,785	23,785
Operating income (loss)	12,574	(155)	12,419
Segment assets at period end*	1,289,381	51,280	1,340,661

*	Segment assets of the Electricity Segment include unconsolidated investments.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Operating income	$19,125	$12,419
Interest expense, net	(3,138)	(3,740)
Non-operating income and other, net	1,458	2,845

Total consolidated income before income taxes, and equity in income of investees	$17,445	$11,524

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 12 —	CONTINGENCIES

The Company is a defendant in various legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

NOTE 13 —	CASH DIVIDEND

On February 24, 2009, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $3.2 million ($0.07 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 16, 2009. Such dividend was paid on March 26, 2009.

NOTE 14 —	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 20.0% and 18.0%, respectively, which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for new power plants placed in service since 2005; (ii) lower tax rates in Israel; and (iii) tax credit and tax exemption related to the Company’s subsidiaries in Guatemala.

NOTE 15 —	SUBSEQUENT EVENTS

Cash dividend

On May 8, 2009, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.7 million ($0.06 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 20, 2009, payable on May 27, 2009.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	financial market conditions and the results of financing efforts;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements for our projects;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2008 and any updates contained herein which may have a significant impact on our business, operating results or financial condition;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants, in most cases using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Products Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate. In our Products Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Products Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal power plants in the United States, Guatemala, Kenya, Nicaragua and New Zealand, as well as recovered energy generation (REG) power plants in the United States. During the three months ended March 31, 2009 and 2008, our consolidated U.S. and international power plants generated 889,693 MWh and 732,266 MWh, respectively.

For the three months ended March 31, 2009, our Electricity Segment represented approximately 62.7% of our total revenues, while our Products Segment represented approximately 37.3% of our total revenues during such period. For the three months ended March 31, 2008, our Electricity Segment represented approximately 85.8% of our total revues, while our Products Segment represented approximately 14.2% of our total revenues, during such period.

For the three months ended March 31, 2009, our total revenues increased by 44.0% (from $69.4 million to $99.9 million) over the same period last year. Revenues from the Electricity Segment increased by 5.2%, while revenues from the Products Segment increased by 277.5%.

For the three months ended March 31, 2009, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $62.6 million, as compared to $59.5 million for the three months ended March 31, 2008. In addition, revenues from our 50% ownership of the Mammoth facility in each of the three months ended March 31, 2009 and 2008 were $2.4 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. We believe that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth facility is accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the three months ended March 31, 2009 and 2008.

For the three months ended March 31, 2009, revenues attributable to our Products Segment were $37.3 million, as compared to $9.9 million for the three months ended March 31, 2008, an increase of 277.5%. Most of this increase in revenues was derived from engineering, procurement and construction (EPC) contracts with third parties for the construction of two large geothermal projects, the Blue Mountain project in Nevada and the Centennial Binary Plant in New Zealand.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term power purchase agreements. The price for electricity under all but one of our power purchase agreements is effectively a fixed price at least through May 2012. The exception is the power purchase agreement of the Puna facility. It has a variable energy rate based on the local utility’s avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the three months ended March 31, 2009, the variable energy rate in the Puna facility decreased significantly mainly as a result of lower oil prices, which in turn impacted the gross margin in our Electricity Segment. In the three months ended March 31, 2009, 85.9% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under the heading “Seasonality”. Revenues attributable to our Products Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

•	In March 2009, we declared commercial operation of the 4 MW recovered energy generation (REG) power plant that converts recovered waste heat from the exhaust of an existing gas turbine at a compressor station located along a natural gas pipeline near Denver, Colorado. The electricity produced by the power plant is sold under a 20-year power purchase agreement to Highline Electric Association Inc., a consumer owned cooperative in Colorado and Nebraska.

•	In January 2009, we declared commercial operation of Phase II of the Olkaria III geothermal power plant in Kenya, the construction of which was completed in December 2008. The new power plant added 35 MW to the existing 13 MW power plant that has been in continuous operation since 2001. Following the declaration of commercial operation our wholly owned subsidiary, OrPower 4, Inc. closed a project financing loan of $105.0 million in March 2009 to refinance its investment in the 48 MW Olkaria III geothermal power plant. The loan is being provided by a group of European Development Finance Institutions (DFIs) arranged by DEG — Deutsche Investitions- und Entwicklungsgesellschaft mbH (DEG). The first disbursement of $90.0 million occurred on March 23, 2009, and the second disbursement of approximately $15.0 million is expected to be drawn in June 2009.

•	In January 2009, we signed a contract with Banco Centroamericano de Integración Económica (BCIE) for the supply, supervision of installation, start-up and testing of the Las Pailas Geothermal Plant, a new geothermal power plant that is to be constructed in the Las Pailas Field, Costa Rica. The power plant will be utilized by Instituto Costarricense de Electricidad, the Costa Rican national electricity and telecommunications company. The contract is valued at approximately $65.0 million and the supply portion of the contract is expected to be completed within 18 months from the contract start date.

•	In January 2009, we declared commercial operation of the second 5.5 MW REG unit of the OREG 2 power plants, located in North Dakota. The electricity produced by the power plant is sold to Basin Electric Power Cooperative under a 20-year power purchase agreement.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation. This has partly been due to increasing natural gas and oil prices during much of this period and, equally important, to newly enacted legislative and regulatory requirements and incentives, such as state renewable portfolio standards and federal tax credits. The recently enacted American Recovery and Reinvestment Act (ARRA) further encourages the use of geothermal energy through production or investment tax credits as well as cash grants (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits”). We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards as significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted long-term power purchase agreements. We also intend to continue to pursue growth in our recovered energy business.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	The global recession resulting from the recent disruption in the global credit markets, failures or material business deterioration of investment banks, commercial banks, and other financial institutions and intermediaries in the United States and elsewhere around the world, significant reductions in asset values across businesses, households and individuals, and the slowdown in manufacturing and other business activity has also resulted in reduced worldwide demand for energy. If these conditions continue or worsen, they may adversely affect both our Electricity and Products Segments. Among other things,

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

•	The worldwide credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. While we have sufficient financial resources to fund our projected activities for 2009, if these conditions continue or worsen, the cost of obtaining financing for our project needs may increase or such financing may not be available at all.

•	Our primary focus continues to be the implementation of our organic growth through exploration, development, the construction of new projects and enhancements of existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We are also looking at acquisition opportunities that may arise as a result of the current financial and economic conditions.

•	Until the end of the third quarter of 2008, we experienced increases in the cost of raw materials, labor and transportation costs associated with our manufacturing activities and with the equipment used in our power plants and sold to third parties. We also experienced an increase in drilling costs and a shortage in drilling equipment. We believe this was the result of the increased drilling activity in the marketplace that was due to the high oil price environment. The recent decrease in the price of oil and other commodities reduced such costs and may reduce them further in the future. The reduction in costs may serve to partially offset the negative impact of the increased financing cost as described above. The decrease in the price of oil will, however, reduce our revenues from the Puna power plant in 2009, since the energy prices payable to us by Hawaii Electric Light Company in that power plant are based on its avoided costs, which are influenced by the price of oil.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Thirty-three states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and in which all of our U.S. geothermal projects are located) have adopted renewable portfolio standards, renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will outpace a possible reduction in general demand for energy due to the economic slow down and will continue to create opportunities for us to expand existing projects and build new power plants.

•	Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. Although federal legislation addressing climate change appears likely, several states and regions are already addressing climate change. For example, the California Global Warming Solutions Act of 2006 (the Act), which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020, representing an approximately 30% reduction in greenhouse gas emissions. Measures for implementing the Act will be in place by 2012. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires an 80% reduction of greenhouse gases from 1990 levels by 2050. In addition to

California, nineteen other states have set greenhouse gas emissions targets (Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Massachusetts, Maine, Minnesota, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord, are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September 2008, the first-in-the-nation auction of CO2 allowances was held under the Regional Greenhouse Gas Initiative (RGGI), a regional cap-and-trade system, which includes ten Northeast and Mid -Atlantic States. Under RGGI, the ten participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10 percent at a rate of 2.5 percent each year between 2015 and 2018. In addition, thirty-three states and the District of Columbia have all adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. In November 2008, California, by Executive Order, adopted a goal for all retailers of electricity to serve 33% of their load with renewable energy by 2020. Although it is currently difficult to quantify the direct economic benefit of these efforts to reduce greenhouse gas emissions, we believe they will prove advantageous to us.

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

The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policies Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 facility, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing power purchase agreements, which could have an adverse effect on our revenues.

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

Revenues attributable to our Products Segment are generally less predictable than revenues from our Electricity Segment. This is because larger customer orders for our products are typically a result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, our revenues from our Products Segment fluctuate (and at times, extensively) from period to period. As discussed under “Trends and Uncertainties” above, we may experience declines in revenues in our Products Segment due to reduced orders or other factors caused by the global recession and economic challenges faced by our customers and prospective customers.

The following table sets forth a breakdown of our revenues for the periods indicated:

			% of Revenues for
	Revenues in Thousands		Period Indicated
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Revenues
Electricity Segment	$62,638	$59,519	62.7%	85.8%
Products Segment	37,251	9,868	37.3	14.2

Total	$99,889	$69,387	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended March 31, 2009, 72.4% of our revenues attributable to our Electricity Segment were generated in the United States, as compared to 82.0% for the same period in 2008.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

			% of Revenues for
	Revenues in Thousands		Period Indicated
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

United States	$45,357	$48,826	72.4%	82.0%
Foreign	17,281	10,693	27.6	18.0

Total	$62,638	$59,519	100.0%	100.0%

For the three months ended March 31, 2009, 62.2% of our revenues attributable to our Products Segment were generated in the United States, as compared to 8.0% for the same period in 2008.

A discussion of the reasons for these changes in the geographical breakdown of our revenues is provided further below in this report.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison Company (Southern California Edison) for the Heber 1 and 2 plants, the Mammoth facility and the Ormesa complex and the prices that will be paid for the electricity under the power purchase agreement for the North Brawley project are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our revenues are generally higher in the summer than in the winter. The prices paid for electricity pursuant to the power purchase agreement of the Puna facility are tied to the price of oil. Accordingly, our revenues for that facility, which accounted for approximately 9.9% of our total revenues for the three months ended March 31, 2009, may be volatile.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating projects include operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. The lease expense related to the Puna lease transactions is included as a separate line item in our Electricity Segment cost of revenues (See “Liquidity and Capital Resources”). For management purposes, we analyze such costs on a combined basis with other cost of revenues in our Electricity Segment.

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the three months ended March 31, 2009, royalties constituted approximately 4.0% of the Electricity Segment revenues, compared to approximately 5.7% for the same period in 2008.

Products Segment

The principal expenses attributable to our Products Segment include materials, salaries and related employee benefits, expenses related to subcontracting activities, transportation expenses and sales commissions to sales representatives. Some of the principal expenses attributable to our Products Segment, such as a portion of the costs related to labor, utilities and other support services are fixed, while others, such as materials, construction, transportation and sales commissions, are variable and may fluctuate significantly, depending on market conditions. As a result, the cost of revenues attributable to our Products Segment, expressed as a percentage of total revenues, fluctuates. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2009 increased to $42.7 million from $34.4 million as of December 31, 2008. This increase is principally due to the first disbursement in the amount of $90.0 million of the OrPower 4 Inc. financing and the $42.5 million derived from operating activities during the first quarter of 2009. The increase in our cash resources was partially offset by our use of $73.8 million of cash resources to fund capital expenditures, $20.0 million to repay revolving credit lines with banks and $8.6 million to repay long term debt to our parent and to third parties. Our corporate borrowing capacity under committed lines of credit with different commercial banks is $347.5 million, as described below in the section entitled “Liquidity and Capital Resources”, of which we utilized $106.4 million (including $26.4 million of letters of credit) as of March 31, 2009.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARS No. 51. The adoption of this standard resulted in retrospective presentation on the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2008.

See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for additional information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects; and (ii) fluctuation in revenues from our Products Segment.

	Three Months
	Ended
	March 31,
	2009	2008
	(In thousands, except per share data)

Statements of Operations Historical Data:
Revenues:
Electricity Segment	$62,638	$59,519
Products Segment	37,251	9,868

	99,889	69,387

Cost of revenues:
Electricity Segment	43,884	38,676
Products Segment	24,243	8,050

	68,127	46,726

Gross margin:
Electricity Segment	18,754	20,843
Products Segment	13,008	1,818

	31,762	22,661
Operating expenses:
Research and development expenses	801	696
Selling and marketing expenses	4,301	3,519
General and administrative expenses	7,535	6,027

Operating income	19,125	12,419
Other income (expense):
Interest income	152	1,046
Interest expense	(3,290)	(4,786)
Foreign currency translation and transaction losses	(2,560)	(183)
Impairment of auction rate securities	(280)	(328)
Income attributable to sale of equity interests	4,168	3,316
Other non-operating income, net	130	40

Income before income taxes, minority interest and equity in income of investees	17,445	11,524
Income tax provision	(3,489)	(2,071)
Equity in income of investees, net	550	539

Net income	14,506	9,992
Net loss attributable to noncontrolling interest	79	72

Net income attributable to the Company’s stockholders	$14,585	$10,064

Earnings per share attributable to Company’s stockholders — basic and diluted	$0.32	$0.24

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,353	42,163

Diluted	45,405	42,271

	Three Months Ended
	March 31,
	2009	2008

Statements of Operations Percentage Data:
Revenues:
Electricity Segment	62.7%	85.8%
Products Segment	37.3	14.2

	100.0	100.0

Cost of revenues:
Electricity Segment	70.1	65.0
Products Segment	65.1	81.6

	68.2	67.3

Gross margin:
Electricity Segment	29.9	35.0
Products Segment	34.9	18.4

	31.8	32.7

Operating expenses:
Research and development expenses	0.8	1.0
Selling and marketing expenses	4.3	5.1
General and administrative expenses	7.5	8.7

Operating income	19.1	17.9
Other income (expense):
Interest income	0.2	1.5
Interest expense	(3.3)	(6.9)
Foreign currency translation and transaction losses	(2.6)	(0.3)
Impairment of auction rate securities	(0.3)	(0.5)
Income attributable to sale of equity interests	4.2	4.8
Other non-operating income, net	0.1	0.1

Income before income taxes, minority interest and equity in income of investees	17.5	16.6
Income tax provision	(3.5)	(3.0)
Equity in income of investees, net	0.6	0.8

Net income	14.5	14.4
Net loss attributable to noncontrolling interest	0.1	0.1

Net income attributable to the Company’s stockholders	14.6%	14.5%

Comparison of the Three Months Ended March 31, 2009 and the Three Months Ended March 31, 2008

Total Revenues

Total revenues for the three months ended March 31, 2009 were $99.9 million, as compared with $69.4 million for the three months ended March 31, 2008, which represented a 44.0% increase in total revenues. This increase is primarily attributable to our Products Segment whose revenues increased by 277.5% over the same period in 2008 (for the reasons discussed below). Revenues in our Electricity Segment increased by 5.2%, over the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended March 31, 2009 were $62.6 million, as compared with $59.5 million for the three months ended March 31, 2008, which represented a 5.2% increase in such revenues. The increase in the Electricity Segment revenues in the first quarter of 2009 is attributable to an increase in our U.S. and international electricity generation from 732,266 MWh in the three months ended March 31, 2008 to 889,693 MWh in the three months ended March 31, 2009. The increase in our electricity generation is principally due to the 35 MW Phase II of the Olkaria III power plant in Kenya, which started generating electricity in January 2009 and to our 8 MW GDL power plant in New Zealand, which started generating electricity in the fourth quarter of 2008. In the United States, the electricity generation increased due to (i) the new Galena 3 power plant, which was placed in service in the second half of the first quarter of 2008; (ii) two new REG units at the OREG II power plants, which were placed in service in December 2008 and January 2009; and (iii) the replacement of turbines in Steamboat 2/3. The increase in our electricity revenues was offset by a decrease resulting from a decline in the average revenue rate of our electricity portfolio from $81 per MWh in the first quarter 2008 to $70 per MWh in the first quarter 2009. The decrease in the average rate is mainly attributable to a decrease in the energy rates in the Puna power plant, due to lower oil prices and to the expiration of the “adder”, an additional energy rate paid to us under the Heber 2 power purchase agreement.

Products Segment

Revenues attributable to our Products Segment for the three months ended March 31, 2009 were $37.3 million, as compared with $9.9 million for the three months ended March 31, 2008, which represented a 277.5% increase in such revenues. Most of this increase in revenues was derived from EPC contracts with third parties for the construction of two large geothermal projects, the Blue Mountain project in Nevada and the Centennial Binary Plant in New Zealand.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2009 was $68.1 million, as compared with $46.7 million for the three months ended March 31, 2008, which represented a 45.8% increase in total cost of revenues. This increase is attributable to an increase in both our Electricity and Products Segments, as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2009 was 68.2% compared with 67.3% for the same period in 2008.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2009 was $43.9 million, as compared with $38.7 million for the three months ended March 31, 2008, which represented a 13.5% increase in total cost of revenues for such segment. The increase in our costs in this segment during the first quarter of 2009 over the same quarter in 2008 reflects: (i) increased costs as a result of new and enhanced projects placed into service (including depreciation); and (ii) an increase in costs mainly at the Ormesa complex and the Heber complex, as a result of accelerating wellfield maintenance work in order to ensure a higher wellfield availability during the summer, when electricity rates paid under the relevant power purchase agreement are higher. The increase in the cost of revenues is volume related, and thus, the cost per MWh was lower compared to the first quarter of 2008. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2009 was 70.1%, as compared with 65.0% for the three months ended March 31, 2008.

Products Segment

Total cost of revenues attributable to our Products Segment for the three months ended March 31, 2009 was $24.2 million, as compared with $8.1 million for the three months ended March 31, 2008, which represented a 201.2% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our product revenues. As a percentage of total Products Segment revenues, our total cost of revenues attributable to this segment for the three months ended March 31, 2009 was 65.1% as compared with 81.6% for the three months ended March 31, 2008. This decrease is attributable, in part, to a different product mix and to a decrease in costs as a result of the global decrease in commodities prices.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2009 were $0.8 million, as compared with $0.7 million for the three months ended March 31, 2008, which represented a 15.1% increase. Our research and development activities during the quarter ended March 31, 2009 included: (i) Enhanced Geothermal Systems (EGS); (ii) a REG plant specifically designed to use the residual energy from the vaporization process at a liquefied natural gas regasification terminals; and (iii) development of a solar thermal system for the production of electricity.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2009 were $4.3 million, as compared with $3.5 million for the three months ended March 31, 2008, which represented a 22.2% increase. The increase was due primarily to an increase in Products Segment revenues. Selling and marketing expenses for the three months ended March 31, 2009 constituted 4.3% of total revenues for such period, as compared with 5.1% for the three months ended March 31, 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 were $7.5 million, as compared with $6.0 million for the three months ended March 31, 2008, which represented a 25.0% increase. Such increase is primarily attributable to a significant increase in bonus payments to company personnel, including our general and administrative staff, based on our performance. The bonus payment also affected other operating expenses. General and administrative expenses for the three months ended March 31, 2009 constituted 7.5% of total revenues for such period, as compared with 8.7% for the three months ended March 31, 2008.

Operating Income

Operating income for the three months ended March 31, 2009 was $19.1 million, as compared with $12.4 million for the three months ended March 31, 2008. Such increase in operating income was principally attributable to an increase in total revenues as well as an increase in the gross margin of our Products Segment. Operating income attributable to our Electricity Segment for the three months ended March 31, 2009 was $11.2 million, as compared with $12.6 million for the three months ended March 31, 2008. Operating income attributable to our Products Segment for the three months ended March 31, 2009 was $7.9 million, as compared with an operating loss of $0.2 million for the three months ended March 31, 2008.

Interest Income

Interest income for the three months ended March 31, 2009 was $0.2 million, as compared with $1.0 million for the three months ended March 31, 2008, which represented an 85.6% decrease. The decrease is primarily due to a decrease in cash and cash equivalents, marketable securities and restricted cash as well as a decrease in interest rates payable on liquid investments.

Interest Expense

Interest expense for the three months ended March 31, 2009 was $3.3 million, as compared with $4.8 million for the three months ended March 31, 2008, which represented a 31.3% decrease. The $1.5 million decrease is primarily due to an increase of $2.0 million in interest capitalized to projects as a result of increased projects under construction, as well as principal repayments. The decrease was partially offset due to an increase in interest expenses in respect of the sale of limited liability company interests in the subsidiary, OPC LLC (OPC) and interest expenses of the Company’s revolving credit lines with banks.

Foreign Currency Translation and Transaction Losses

Foreign currency translation and transaction losses for the three months ended March 31, 2009 were $2.6 million, as compared with $0.2 million for the three months ended March 31, 2008. The $2.4 million increase is primarily due to losses on forward foreign exchange transactions which do not qualify as hedge transactions for accounting purposes.

Impairment of Auction Rate Securities

In each of the three months ended March 31, 2009 and 2008, we recorded $0.3 million of impairment charges as a result of other-than-temporary decline in the value of auction rate securities. See also Note 7 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report. The carrying value of our auction rate securities as of March 31, 2009 was $4.7 million.

Income Attributable to a Sale of Equity Interests

Income from the sale of limited liability company interests in OPC LLC to institutional equity investors (as described in “OPC Transaction”) for the three months ended March 31, 2009 was $4.2 million, as compared to $3.3 million for the three months ended March 31, 2008.

Income Taxes

Income tax provision for the three months ended March 31, 2009 was $3.5 million, as compared with $2.1 million for the three months ended March 31, 2008. The effective tax rate for the three months ended March 31, 2009 and 2008 was 20.0% and 18.0%, respectively. The increase in the effective tax rate primarily resulted from a lower impact of production tax credits on the effective tax rate for the quarter ended March 31, 2009 due to the increase in our income before income taxes.

Equity in Income of Investees

Our participation in the income generated from our investees for the three months ended March 31, 2009 was $0.6 million, as compared with $0.5 million for the three months ended March 31, 2008. The amount is derived mainly from our 50% ownership of the Mammoth power plant.

Net Income

Net income for the three months ended March 31, 2009 was $14.5 million, as compared with $10.0 million for the three months ended March 31, 2008, which represents an increase of 45.2%. Such increase in net income was principally attributable to: (i) an increase of $6.7 million in our operating income; (ii) a $1.5 million decrease in interest expense; and (iii) a $0.9 million increase in income attributable to a sale of equity interests. This was partially offset by: (i) a $1.4 million increase in income tax provision; (ii) a $2.4 million increase in foreign currency translation and transaction losses; and (iii) a $0.9 million decrease in interest income.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, the issuance of our common stock in public and private offerings, proceeds from third party debt in the form of borrowings under credit facilities, issuance by Ormat Funding and OrCal Geothermal of their Senior Secured Notes and project financing (including the Puna lease, OPC transaction and the Olkaria III loan described below). We have utilized this cash to fund our acquisitions, develop and construct power generation plants, and meet our other cash and liquidity needs.

As of March 31, 2009, we have access to the following sources of funds: (i) $42.7 million in cash and cash equivalents; (ii) proceeds of $15.0 million available under the Olkaria III refinancing described below;

and (iii) $241.1 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the rest of 2009 include approximately $201 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $34.8 million for debt repayment (including to our parent).

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks and other financial institutions that are under negotiations; and (iv) future project financing and refinancing. Our management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan were used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate of 7.5% per annum. All computations of interest are made by Ormat Industries on the basis of a year consisting of 360 days. As of March 31, 2009, the outstanding balance of the loan was approximately $19.2 million, compared to $26.2 million, as of December 31, 2008.

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

Non-Recourse and Limited-Recourse Third Party Debt

Ormat Funding Senior Secured Notes — Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A power plants, and the financing of the acquisition cost of the Steamboat 2/3 power plants. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2009, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of March 31, 2009, there were $155.3 million of OFC Senior Secured Notes outstanding.

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber power plants. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2009, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of March 31, 2009, there were $116.8 million of OrCal Senior Secured Notes outstanding.

Olkaria III Loan — Non-Recourse

In March 2009, our wholly owned subsidiary, OrPower 4, Inc. (OrPower 4), closed a project financing loan of up to $105.0 million to refinance its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. We initially financed construction of Phase I and Phase II of the project, as well as the drilling of wells, with our own funds. The loan is provided by a group of European Development Finance Institutions (DFIs) arranged by DEG — Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The first disbursement of $90.0 million was made on March 23, 2009 and the second disbursement of up to $15.0 million is expected to be made in June 2009. The loan will mature on December 15, 2018, and will be payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%, but we have the option to fix the interest rate upon each disbursement. Upon the first disbursement, we fixed the interest on approximately $77 million out of the $90.0 million at 6.90% per annum. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. As of March 31, 2009, OrPower 4 was in compliance with the covenants under the loan.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) — (The Zunil Power Plant) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The loan from IFC, of which $4.3 million was outstanding as of March 31, 2009, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The loan from CDC, of which $3.8 million was outstanding as of March 31, 2009, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of March 31, 2009, Orzunil was in compliance with the covenants under these senior loans.

Credit Facility Agreement (The Momotombo Power Plant) — Limited Recourse

Ormat Momotombo Power Company (Momotombo), a wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, of which $4.8 million was outstanding as of March 31, 2009, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 each and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000 each. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders. As of March 31, 2009, Momotombo was in compliance with the covenants under the loan.

New financing of our projects

Financing of the Amatitlan Power Plant

We intend to refinance our equity investment in the construction cost of the Amatitlan project in Guatemala and we are currently in the documentation phase with a financial institution regarding such refinancing.

Financing of the Brawley Power Plant

As a result of the recent enactment of the ARRA, we intend to refinance the equity invested in the North Brawley power plant partially with a cash grant available to us under the ARRA and with long term debt. We have started to review possible debt options in the capital market.

Full-Recourse Third Party Debt

In December 2008, our subsidiary, Ormat Nevada Inc. (Ormat Nevada), entered into an amendment of its credit agreement with Union Bank, N.A., formerly known as Union Bank of California, N.A. (Union Bank), extending the final maturity of the facility and increasing its total amount to $37.5 million. Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

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

As of March 31, 2009, ten letters of credit in the amount of $26.4 million remain issued and outstanding under this credit agreement with Union Bank.

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

Some of the loan agreements contain cross-default provisions with respect to other material indebtedness owed by us to any third party. As of March 31, 2009, loans in the amount of $80.0 million were outstanding under such credit agreements.

We are currently in compliance with our covenants with respect to these credit agreements, and believe that the restrictive covenants, financial ratios and other terms of any of our (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or plan of operations.

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

Bank Hapoalim and Bank Leumi have issued such performance letters of credit in favor of our customers from time to time. As of March 31, 2009, Bank Hapoalim and Bank Leumi have agreed to make available to us letters of credit totaling $32.7 million and $27.5 million, respectively. As of such date, Bank Hapoalim and Bank Leumi have issued letters of credit in the amount of $16.7 million and $27.5 million, respectively.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described above under “Full-Recourse Third Party Debt”. As of March 31, 2009, ten letters of credit in the amount of $26.4 million remained issued and outstanding under the Union Bank credit agreement

Puna Project Lease Transactions

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

OPC Transactions

On June 7, 2007, our wholly owned subsidiary, Ormat Nevada, entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc., under which those investors purchased, for $71.8 million, interests in a newly formed subsidiary of Ormat Nevada, OPC, which owns our Desert Peak 2, Steamboat Hills and Galena 2 power plants located in Nevada.

On April 17, 2008, a second closing of the transaction was concluded. Under this second closing, Ormat Nevada transferred the Galena 3 geothermal power plant to OPC, and received from the institutional equity investors $63.0 million, net of transaction costs.

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

Liquidity Impact of Uncertain Tax positions

As discussed in Note 14 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $3.7 million as of March 31, 2009. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially effect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date

May 8, 2007	$0.05	May 22, 2007	May 29, 2007
August 8, 2007	$0.05	August 22, 2007	August 29, 2007
November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008
May 6, 2008	$0.05	May 20, 2008	May 27, 2008
August 5, 2008	$0.05	August 19, 2008	August 29, 2008
November 5, 2008	$0.05	November 19, 2008	December 2, 2008
February 24, 2009	$0.07	March 16, 2009	March 26, 2009
May 8, 2009	$0.06	May 20, 2009	May 27, 2009

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$42,534	$33,816
Net cash used in investing activities	(91,225)	(72,314)
Net cash provided by financing activities	56,986	21,993
Translation adjustments on cash and cash equivalents	23	—
Net change in cash and cash equivalents	8,318	(16,505)

For the Three Months ended March 31, 2009

Net cash provided by operating activities for the three months ended March 31, 2009 was $42.5 million, as compared with $33.8 million for the three months ended March 31, 2008. Such net increase of $8.7 million resulted primarily from the increase in net income to $14.5 million in the three months ended March 31, 2009, as compared with $10.0 million in the three months ended March 31, 2008, mainly as a result of the increase in the operating income, as described above.

Net cash used in investing activities for the three months ended March 31, 2009 was $91.2 million, as compared with $72.3 million for the three months ended March 31, 2008. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2009 were capital expenditures of $73.8 million, primarily for our facilities under construction and a $17.2 million increase in restricted cash, cash equivalents and marketable securities. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2008 were capital expenditures of

$81.6 million, primarily for our power facilities under construction and a $3.0 million increase in restricted cash, cash equivalents and marketable securities, offset by a $12.6 million decrease in marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2009 was $57.0 million, as compared with $22.0 million for the three months ended March 31, 2008. The principal factors that affected the net cash provided by financing activities during the three months ended March 31, 2009 were the proceeds of $90.0 million from the Olkaria III Loans, offset by: (i) the repayment of revolving lines of credit from banks in the amount of $20.0 million, (ii) the repayment of debt to our parent in the amount of $7.0 million; (iii) the payment of a dividend to our shareholders in the amount of $3.2 million; and (iv) the repayment of long-term debt in the amount of $1.6 million. The principal factors that affected our net cash provided by financing activities during the three months ended March 31, 2008 were the $33.3 million net proceeds from our sale of 693,750 shares to our parent, offset by the repayment of long-term debt in the amount of $2.2 million, the repayment of debt to our parent in the amount of $7.0 million and the payment of a dividend to our shareholders in the amount of $2.1 million.

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants; and (ii) the development and construction of new power plants. We expect that the following enhancements of our existing power plants and the construction of new power plants will be funded initially from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level.

Puna Project.  An enhancement program for the Puna project is intended to increase the output of the project by an estimated 8 MW through the construction of OEC units. We expect that such enhancement program will be completed by the end of 2009 or 2010. We are in discussions with Hawaii Electric Light Company for the sale of additional electrical power from the Puna project.

OREG 2 Project.  We have brought on line two of the four units of the OREG 2 REG project along the Northern Border natural gas pipeline, which have a net capacity of 5.5 MW each. The remaining two units are expected to be completed by the end of 2009.

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

We have budgeted approximately $345 million for the projects described above and have invested approximately $98 million of such budget as of March 31, 2009, and expect to invest approximately $117 million in the rest of 2009.

In addition to the above projects, our operating power plants have capital expenditure requirements for 2009 of approximately $10 million. We plan to start other construction and enhancement of additional projects for a total amount of $6 million and we have various leases for geothermal resources, in which we have started exploration activity, for a total investment amount of approximately $31 million for the rest of 2009. We also plan to invest approximately $2 million in machinery and equipment in the rest of 2009.

In addition, in order to finalize the construction of the North Brawley power plant we plan to invest approximately $35 million in such power plant in the rest of 2009.

Exposure to Market Risks

The recent worldwide financial and credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. While, based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plan in 2009, if worldwide economic conditions worsen, the cost of obtaining financing for our project needs may increase significantly or such financing may not be available at all. In addition, a prolonged economic slowdown could reduce worldwide demand for energy, including our geothermal energy, REG and other products.

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is limited currently because our long-term power purchase agreements have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2012, the energy payments under the power purchase agreements for the Heber 1 and 2 power plants, the Ormesa complex and the Mammoth power plants will be determined by reference to the relevant power purchaser’s short run avoided costs. The decline in oil prices that impact Hawaii Electric Light Company’s avoided costs reduced the energy rates for the Puna plant and may reduce it further if oil prices continue to decline. However, the energy rates in the Puna power plant are higher than the floor under the Puna power purchase agreement. As of March 31, 2009, 79.4% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities, and therefore, not subject to interest rate volatility risk. As of such date, 20.6% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of March 31, 2009, $97.6 million of our debt remained subject to some floating rate risk.

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

Beginning in the fourth quarter of 2007, certain auction rate securities failed auction due to sell orders exceeding buy orders. While we continue to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. We concluded that the fair value of these auction rate securities at March 31, 2009 and December 31, 2008 was $4.7 million and $5.0 million, respectively, a decline of $0.3 million and $6.5 million, respectively, from par value of $11.2 million. In the third quarter of 2008, due to the recent deterioration in market conditions and the significant decline in the fair value indicated for the auction rate securities, we concluded that the decline is other-than-temporary and recorded a cumulative impairment charge of $6.5 million as of March 31, 2009 in other income (expense).

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekel (NIS). Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our power purchase agreements in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Through most of 2008, we did not use any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. Currently, we have forward and option contracts in place to reduce our foreign currency exposure, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Southern California Edison, Hawaii Electric Light Company, and Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.). If any of these electric utilities fails to make payments under its power purchase agreements with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 17.8% and 30.3% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth power plants, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounted for 9.9% and 21.0% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.

Sierra Pacific Power Company and Nevada Power Company accounted for 13.7% and 14.8% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.

Government Grants and Tax Benefits

On February 17, 2009, President Obama signed into law the ARRA, which extended the existing tax subsidy for companies that use geothermal steam or fluid to generate electricity. The existing tax subsidy is a “production tax credit,” which in 2008 was 2.1 cents per kWh and is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The ARRA also allows companies that generate electricity from certain renewable sources, including geothermal steam or fluid, to forego the production tax credit and elect instead a one-time investment tax credit equal to 30% of the cost of the renewable energy production facility. The investment tax credit is claimed when the qualifying facility is placed in service for federal income tax purposes. The owner of the project must choose between the production tax credit and the 30% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the production tax credit or the investment tax credit, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost maybe deducted in the first few years than during the remainder of the depreciation period. If we claim the investment tax credit, our “tax base” in the plant that we can recover through depreciation must be reduced by half of the tax credit; if we claim a production tax credit; there is no reduction in the tax basis for depreciation. Companies that begin construction on qualifying energy facilities during 2009 or 2010 (and complete such facilities no later than 2013), or place qualifying facilities in service during 2009 or 2010, may choose to apply for a cash grant from the U.S. Department of Treasury in an amount equal to the investment tax credit. Under the ARRA, the U.S. Department of Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service. We believe that a number of our new geothermal plants may qualify for the cash grant from the Department of Treasury. Although the implementation and scope of the new subsidies under the ARRA are still uncertain, we expect them to lead to increased sources of capital for our business.

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

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the three months period ended March 31, 2009.

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

A comprehensive discussion of our risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 2, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the first fiscal quarter of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended March 31, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

3.2		Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.

3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

10	.18.3	Common Terms Agreement, dated January 5, 2009, between OrPower 4, Inc., and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH, Societe de Promotion et de Participation pour la Cooperation Economique, and BNY Corporate Trustee Services Limited, incorporated by reference to Exhibit 10.18.3 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.4	DEG A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.4 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.5	DEG B Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.5 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.6	DEG C Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.6 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.7	Proparco A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.7 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ JOSEPH TENNE
Name:     Joseph Tenne

Title:	Chief Financial Officer

Date: May 8, 2009

EXHIBIT INDEX

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

3.2		Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.

3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

10	.18.3	Common Terms Agreement, dated January 5, 2009, between OrPower 4, Inc., and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH, Societe de Promotion et de Participation pour la Cooperation Economique, and BNY Corporate Trustee Services Limited, incorporated by reference to Exhibit 10.18.3 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.4	DEG A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.4 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.5	DEG B Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.5 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.6	DEG C Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.6 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

10	.18.7	Proparco A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.7 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit No.	Document

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.