Form 10-Q
period 2009-09-30
ORMAT TECHNOLOGIES, INC.
filed 2009-11-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 45,423,399 par value of $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$20,343	$34,393
Restricted cash, cash equivalents and marketable securities	60,846	24,439
Receivables:
Trade	55,332	49,839
Related entity	478	338
Other	19,981	15,654
Due from Parent	1,059	1,085
Inventories	14,193	13,724
Costs and estimated earnings in excess of billings on uncompleted contracts	23,955	6,982
Deferred income taxes	2,864	3,003
Prepaid expenses and other	10,286	16,222

Total current assets	209,337	165,679
Long-term marketable securities	2,057	1,994
Restricted cash, cash equivalents and marketable securities	2,981	2,951
Unconsolidated investments	34,219	30,559
Deposits and other	18,738	16,876
Deferred income taxes	14,006	13,965
Property, plant and equipment, net	971,316	958,186
Construction-in-process	514,205	386,501
Deferred financing and lease costs, net	22,116	19,240
Intangible assets, net	42,507	44,853

Total assets	$1,831,482	$1,640,804

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$77,423	$103,336
Billings in excess of costs and estimated earnings on uncompleted contracts	5,494	15,670
Current portion of long-term debt:
Limited and non-recourse	20,024	6,676
Full recourse	2,824	—
Senior secured notes (non-recourse)	19,943	20,085
Due to Parent, including current portion of notes payable to Parent	9,834	16,616

Total current liabilities	135,542	162,383
Long-term debt, net of current portion:
Limited and non-recourse	136,031	7,814
Full recourse	37,176	—
Revolving credit lines with banks (full recourse)	112,000	100,000
Senior secured notes (non-recourse)	244,588	252,060
Notes payable to Parent	—	9,600
Liability associated with sale of equity interests	106,641	113,327
Deferred lease income	73,254	74,427
Deferred income taxes	44,524	33,231
Liability for unrecognized tax benefits	4,079	3,425
Liabilities for severance pay	18,461	17,640
Asset retirement obligation	14,226	13,438

Total liabilities	926,522	787,345

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,423,399 and 45,353,120 shares issued and outstanding, respectively	46	45
Additional paid-in capital	706,616	701,273
Retained earnings	191,210	144,465
Accumulated other comprehensive income	293	645

	898,165	846,428
Noncontrolling interest	6,795	7,031

Total equity	904,960	853,459

Total liabilities and equity	$1,831,482	$1,640,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)		(In thousands, except per share data)

Revenues:
Electricity	$68,715	$68,837	$191,915	$190,130
Product	51,113	30,889	128,037	59,204

Total revenues	119,828	99,726	319,952	249,334

Cost of revenues:
Electricity	44,394	44,742	133,236	124,924
Product	35,780	23,730	87,265	47,484

Total cost of revenues	80,174	68,472	220,501	172,408

Gross margin	39,654	31,254	99,451	76,926
Operating expenses:
Research and development expenses	3,863	1,894	7,151	3,375
Selling and marketing expenses	3,393	2,647	10,909	8,186
General and administrative expenses	6,437	7,587	19,554	19,539

Operating income	25,961	19,126	61,837	45,826
Other income (expense):
Interest income	157	637	585	2,735
Interest expense, net	(4,358)	(3,017)	(12,063)	(12,654)
Foreign currency translation and transaction gains (losses)	1,320	(1,028)	1,329	(2,570)
Income attributable to sale of equity interests	3,869	4,995	12,403	13,159
Other non-operating income (expense), net	246	(2,066)	646	(2,045)

Income before income taxes and equity in income of investees	27,195	18,647	64,737	44,451
Income tax provision	(4,340)	(3,187)	(12,307)	(7,871)
Equity in income of investees, net	591	372	1,496	1,319

Net income	23,446	15,832	53,926	37,899
Net loss attributable to noncontrolling interest	80	79	236	237

Net income attributable to the Company’s stockholders	$23,526	$15,911	$54,162	$38,136

Comprehensive income:
Net income	$23,446	$15,832	$53,926	$37,899
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	412	—	783	—
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(65)	(69)	(195)	(218)
Reclassification of unrealized losses on marketable securities available-for-sale to other income	—	840	—	479
Change in unrealized gains or losses on marketable securities available-for-sale	5	—	265	(49)

Comprehensive income	23,798	16,603	54,779	38,111
Comprehensive loss attributable to noncontrolling interest	80	79	236	237

Comprehensive income attributable to the Company’s stockholders	$23,878	$16,682	$55,015	$38,348

Earnings per share attributable to the Company’s stockholders — basic and diluted	$0.52	$0.35	$1.19	$0.87

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,413	45,337	45,379	43,782

Diluted	45,564	45,483	45,477	43,921

Dividend per share declared	$0.06	$0.05	$0.19	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company’s Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	Interest	Equity
	(In thousands, except per share data)

Balance at December 31, 2007	41,530	$41	$513,109	$103,545	$1,388	$618,083	$4,682	$622,765
Stock-based compensation	—	—	3,193	—	—	3,193	—	3,193
Cash dividend declared, $0.15 per share	—	—	—	(6,644)	—	(6,644)	—	(6,644)
Issuance of shares of common stock in a block trade transaction	3,100	3	149,652	—	—	149,655	—	149,655
Issuance of unregistered shares of common stock to the Parent in a private placement	694	1	33,314	—	—	33,315	—	33,315
Exercise of options by employees	19	—	547	—	—	547	—	547
Tax benefit on exercise of options by employees	—	—	68	—	—	68	—	68
Increase in noncontrolling interest due to sale of equity interest in OPC LLC	—	—	—	—	—	—	2,598	2,598
Net income (loss)	—	—	—	38,136	—	38,136	(237)	37,899
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $136,000)	—	—	—	—	(218)	(218)	—	(218)
Reclassification of unrealized losses on marketable securities available-for-sale to other income (net of related tax of $294,000)	—	—	—	—	479	479	—	479
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $32,000)	—	—	—	—	(49)	(49)	—	(49)

Balance at September 30, 2008	45,343	$45	$699,883	$135,037	$1,600	$836,565	$7,043	$843,608

Balance at December 31, 2008	45,353	$45	$701,273	$144,465	$645	$846,428	$7,031	$853,459
Stock-based compensation	—	—	4,253	—	—	4,253	—	4,253
Cumulative effect of adopting the other-than-temporary impairment standard as of April 1, 2009 (net of related tax of $650,000)	—	—	—	1,205	(1,205)	—	—	—
Cash dividend declared, $0.19 per share	—	—	—	(8,622)	—	(8,622)	—	(8,622)
Exercise of options by employees	70	1	1,090	—	—	1,091	—	1,091
Net income (loss)	—	—	—	54,162	—	54,162	(236)	53,926
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	783	783	—	783
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $120,000)	—	—	—	—	(195)	(195)	—	(195)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $146,000)	—	—	—	—	265	265	—	265

Balance at September 30, 2009	45,423	$46	$706,616	$191,210	$293	$898,165	$6,795	$904,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$53,926	$37,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,794	44,318
Accretion of asset retirement obligation	788	785
Stock-based compensation	4,253	3,193
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of equity interests, net of interest expense	(6,686)	(7,834)
Equity in income of investees	(1,496)	(1,319)
Return on investment in unconsolidated investees	—	1,317
Loss on severance pay fund asset	(1,205)	(2,187)
Deferred income tax provision	10,081	4,193
Liability for unrecognized tax benefits	1,001	487
Deferred lease revenues	841	590
Other	(70)	2,373
Changes in operating assets and liabilities:
Receivables	(10,107)	(25,645)
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,973)	(449)
Inventories	(469)	(1,884)
Prepaid expenses and other	5,943	(3,449)
Deposits and other	(15)	(946)
Accounts payable and accrued expenses	355	20,428
Due from/to related entities, net	(140)	(349)
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,176)	16,553
Liabilities for severance pay	821	3,903
Due from/to Parent	244	(66)

Net cash provided by operating activities	77,696	89,897

Cash flows from investing activities:
Return of investment in unconsolidated investees	—	1,433
Marketable securities, net	200	12,590
Net change in restricted cash, cash equivalents and marketable securities	(36,219)	(18,232)
Capital expenditures	(212,282)	(298,571)
Increase in severance pay fund asset, net	(642)	(1,017)
Repayment from unconsolidated investment	62	95

Net cash used in investing activities	(248,881)	(303,702)

Cash flows from financing activities:
Proceeds from long-term loans	187,000	—
Proceeds from public offerings, net of issuance costs	—	149,655
Proceeds from issuance of unregistered shares of common stock to the Parent	—	33,315
Proceeds from exercise of options by employees	1,091	547
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	—	63,029
Proceeds from revolving credit lines with banks	879,000	—
Repayments of revolving credit lines with banks	(867,000)	—
Repayments of long-term debt:
Parent	(16,600)	(16,600)
Other	(13,049)	(18,581)
Deferred financing costs	(4,901)	—
Cash dividends paid	(8,622)	(6,644)

Net cash provided by financing activities	156,919	204,721

Effect of exchange rate changes on cash and cash equivalents	216	—

Net change in cash and cash equivalents	(14,050)	(9,084)
Cash and cash equivalents at beginning of period	34,393	47,227

Cash and cash equivalents at end of period	$20,343	$38,143

Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(26,417)	$19,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2009, the consolidated results of operations and comprehensive income for the three and nine-month periods ended September 30, 2009 and 2008, and the consolidated cash flows for the nine-month periods ended September 30, 2009 and 2008.

The financial data and other information disclosed in the notes to the condensed consolidated interim financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2009 and December 31, 2008, the Company had deposits totaling $9,779,000 and $23,120,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account (after December 31, 2013, the deposits will be insured up to $100,000 per account). At September 30, 2009 and December 31, 2008, the Company’s deposits in foreign countries amounted to approximately $23,905,000 and $20,377,000, respectively.

At September 30, 2009 and December 31, 2008, accounts receivable related to operations in foreign countries amounted to approximately $17,155,000 and $14,867,000, respectively. At September 30, 2009 and December 31, 2008, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 62% and 45% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 24.8% and 29.8% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively, and 21.6% and 30.2% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth power plant, which is accounted for under the equity method.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Hawaii Electric Light Company accounted for 3.8% and 16.1% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively, and 6.0% and 17.6% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 9.8% and 9.5% of the Company’s total revenues for the three months ended September 30, 2009 and 2008, respectively, and 11.7% and 11.9% of the Company’s total revenues for the nine months ended September 30, 2009 and 2008, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2009

Fair Value Measurements

Effective January 1, 2008, the Company adopted the new accounting guidance on fair value measurements issued by the Financial Accounting Standards Board (“FASB”). This new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date for the new accounting guidance for all non-financial assets and liabilities that are recognized and disclosed at fair value on a nonrecurring basis in the financial statements until January 1, 2009. The adoption of the new guidance for all non-financial assets and liabilities, effective January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting guidance for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The guidance clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of this guidance are applied prospectively. The Company adopted the guidance on January 1, 2009 and amended its presentation and disclosures accordingly (see Note 6).

Business Combinations

In December 2007, the FASB issued new accounting guidance on business combinations. The new guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. The adoption of the new guidance by the Company on January 1, 2009 did not have an impact on its consolidated financial statements; however, it could impact future transactions entered into by the Company.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new accounting guidance on disclosures about derivative instruments and hedging activities. The guidance requires companies with derivative instruments to disclose information

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments. The adoption of the new guidance by the Company on January 1, 2009 did not have an impact on its financial position, results of operations and cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new accounting guidance for recognition and presentation of other-than-temporary impairments of debt securities. It is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment remains fair value. The guidance also requires increasing disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The effect of the Company’s adoption of this new accounting guidance on April 1, 2009 is disclosed in Note 5.

Interim Disclosures About Fair Value of Financial Instruments

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments. The guidance requires disclosures for any financial instruments that are not currently reflected on a company’s balance sheet at fair value. It also requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosures required under this guidance are provided in Note 5.

Subsequent Events

In May 2009, the FASB issued new guidance on subsequent events. The guidance requires disclosures of events that occur after the balance sheet date but before the financial statements are issued. It also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date. The Company has evaluated events through November 4, 2009, the date of issuance of the financial statements (See Note 16). The adoption by the Company of the guidance on June 30, 2009 did not have an impact on the Company’s consolidated financial statements.

The FASB Accounting Standards Codification

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”). The Codification will become the single source for all authoritative U.S. GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009 (September 30, 2009 for the Company). The Codification does not change U.S. GAAP and will not have an affect on the Company’s financial position, results of operations or liquidity.

New accounting pronouncements effective in future periods

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 (January 1, 2010 for the Company). The adoption of this amendment will not have a material affect on the Company’s financial position, results of operations or liquidity.

Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a qualifying special purpose entity (“QSPE”) removes the exception from applying the consolidation guidance within this amendment. This amendment requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009 (January 1, 2010 for the Company). The Company is currently evaluating the potential impact, if any, of the adoption of this amendment on its consolidated financial statements.

NOTE 3 —	INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Raw materials and purchased parts for assembly	$8,360	$7,649
Self-manufactured assembly parts and finished products	5,833	6,075

Total	$14,193	$13,724

NOTE 4 —	UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Mammoth	$32,587	$30,131
Sarulla	1,269	—
OLCL	363	428

Total	$34,219	$30,559

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (“O&M”) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

The condensed financial position and results of operations of Mammoth are summarized below:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Condensed balance sheets:
Current assets	$16,273	$8,251
Non-current assets	66,281	69,784
Current liabilities	906	721
Non-current liabilities	3,366	3,177
Partners’ capital	78,282	74,137

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)

Condensed statements of operations:
Revenues	$14,884	$14,568
Gross margin	4,311	3,985
Net income	4,145	3,752
Company’s equity in income of Mammoth:
50% of Mammoth net income	$2,073	$1,876
Plus amortization of basis difference	445	445

	2,518	2,321
Less income taxes	(957)	(881)

Total	$1,561	$1,440

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing a geothermal power project in Indonesia with expected generating capacity of approximately 340 MW. The project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract with PT Pertamina Geothermal Energy (“PGE”). The project will be constructed in three phases over five years, with each phase utilizing the Company’s designed and supplied power generation units of 110 MW to 120 MW. The consortium is currently negotiating certain amendments to the PPA, including an adjustment of commercial terms, and intends to proceed with the project after those amendments have become effective.

The Company’s investment in the Sarulla project was not significant for each of the periods presented in these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

As described in Note 1, the provisions of the fair value measurement guidance were adopted by the Company on January 1, 2008 for financial assets and liabilities and on January 1, 2009 for non-financial assets and liabilities.

This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth certain fair value information at September 30, 2009 and December 31, 2008 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or
	Amortized
	Cost at
	September 30,	Fair Value at September 30, 2009
	2009	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$8,997	$8,997	$8,997	$—	$—
Derivatives*	—	368	—	368	—
Non-current assets:
Illiquid auction rate securities (including restricted cash accounts) ($7.3 million par value), see below	6,592	5,038	—	—	5,038
Liabilities:
Current liabilities:
Derivatives*	—	(55)	—	(55)	—

	$15,589	$14,348	$8,997	$313	$5,038

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Cost or
	Amortized
	Cost at
	December 31,	Fair Value at December 31, 2008
	2008	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$18,891	$18,891	$18,891	$—	$—
Derivatives*	—	625	—	625	—
Non-current assets:
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

The Company’s financial assets measured at fair value (including restricted cash accounts) at September 30, 2009 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for the illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Company’s auction rate securities are valued using Level 3 inputs. As of September 30, 2009, all of the Company’s auction rate securities are associated with failed auctions. Such securities have par values totaling $7.3 million and $11.2 million at September 30, 2009 and December 31, 2008, respectively, all of which have been in a loss position since the fourth quarter of 2007. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities, the Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality; (v) estimates of the recovery rates in the event of default for each security; and (vi) overall capital market liquidity. These estimated fair values are subject to uncertainties that are difficult to predict. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below sets forth a summary of the changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)

Balance at beginning of period	$4,945	$8,367
Sale of auction rate securities	(40)	—
Total unrealized gains (losses):
Included in net income	(280)	(2,373)
Unrealized losses included in other comprehensive income in 2007 and expensed in 2008		773
Included in other comprehensive income	413	—

	$5,038	$6,767

Effective April 1, 2009, the Company adopted the recognition and presentation of the other-than-temporary impairments standard, which requires an entity to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with the impaired security for which management does not have the intent to sell the security and it is not more likely than not, that it will be required to sell the security before recovery of its cost basis. For those securities, the amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security. For securities for which there is an intent to sell before recovery of the cost basis, the full amount of the other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security. Upon adoption of this standard, the Company reclassified $1.2 million (net of taxes of $0.7 million) to other comprehensive income with an offset to retained earnings related to the other-than-temporary impairment charges previously recognized in earnings. This cumulative effect adjustment relates to auction rate securities for which the Company does not have the intent to sell and will not, more likely than not, be required to sell prior to recovery of its cost basis.

For the auction rate securities for which the Company had the intent to sell upon adoption of the recognition and presentation of other than temporary impairments standard, no cumulative effect adjustment was required. The Company sold these securities ($3.9 million par value) for consideration of $0.4 million and recorded a gain of $0.3 million during the second quarter of 2009. The cumulative loss for these securities was $3.5 million as impairment charges of $3.8 million were recorded through earnings prior to the sale of the securities in the second quarter of 2009.

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

The change in other-than-temporary impairment losses from April 1, 2009 (the date of the adoption of the accounting standard) to September 30, 2009 was not material.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets on the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional impairment charges in the rest of 2009.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(Dollars in millions)		(Dollars in millions)

Orzunil Senior Loans	$6.3	$9.2	$6.2	$9.0
Olkaria III Loan	103.1	—	105.0	—
Amatitlan Loan	42.1	—	41.5	—
Senior Secured Notes:
Ormat Funding Corp.(“OFC”)	129.8	114.9	150.9	155.3
OrCal Geothermal Inc.(“OrCal”)	112.3	103.6	113.6	116.8
Loan from institutional investors	20.1	—	20.0	—
Parent Loan	9.8	26.1	9.6	26.2

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Class B membership units are provided with a 5% residual economic interest in OPC. The 5% residual interest commences on achievement by the investors of a contractually stipulated return that triggers the Flip Date. The actual Flip Date is not known with certainty and is determined by the operating results of OPC. This residual 5% interest represents a noncontrolling interest which is not subject to mandatory redemption or guaranteed payments.

The Company’s voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. The Company owns, through its subsidiary, Ormat Nevada, all of the Class A membership units, which represent 75% of the voting rights in OPC. The investors own all of the Class B membership units, which represent 25% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investor’s voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the Flip Date and therefore has continued to consolidate OPC.

The Company adopted the new accounting guidance for noncontrolling interests in a subsidiary on January 1, 2009. Under this guidance, noncontrolling interests are to be presented on the balance sheet as a component of equity. The adoption of this standard resulted in retrospective presentation and disclosure changes to the consolidated balance sheet as of December 31, 2008 and the condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2008. These changes are denoted in the table below:

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Excerpts from Consolidated Statements of Operations and Comprehensive Income

				Revised Three
	Three Months			Months Ended
	Ended September 30,	Application of New		September 30,
	2008	Accounting Standard		2008
	(Dollars in thousands)

Other income (expense):
Interest income	$637	$—		$637
Interest expense, net	(859)	(2,158	)(1)	(3,017)
Foreign currency translation and transaction losses	(1,028)	—		(1,028)
Income attributable to sale of equity interests	—	4,995	(2)	4,995
Other non-operating income, net	(2,066)			(2,066)

Income before income taxes and equity in income of investees	15,810	2,837		18,647
Income tax provision	(3,187)	—		(3,187)
Minority interest	2,916	(2,916)		—
Equity in income of investees, net	372	—		372

Net income	15,911	(79)		15,832
Net loss attributable to noncontrolling interest	—	79	(3)	79

Net income attributable to the Company’s stockholders	$15,911	$—		$15,911

Comprehensive income:
Net income	$15,911	$(79)		$15,832
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(69)	—		(69)
Reclassification of unrealized losses on marketable securities available-for-sale to other income (expense)	840	—		840

Comprehensive income	16,682	(79)		16,603
Comprehensive loss attributable to noncontrolling interest	—	79	(3)	79

Comprehensive income attributable to the Company’s stockholders	$16,682	$—		$16,682

(1)	Represents interest expense relating to the liability associated with the sale of equity interests in OPC and amortization of transaction costs.

(2)	Represents the value of production tax credits and taxable income or loss generated by OPC and allocated to the investors.

(3)	Represents allocation of net loss to noncontrolling interest.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months			Revised Nine
	Ended			Months Ended
	September 30,	Application of New		September 30,
	2008	Accounting Standard		2008
	(Dollars in thousands)

Other income (expense):
Interest income	$2,735	$—		$2,735
Interest expense, net	(7,329)	(5,325	)(1)	(12,654)
Foreign currency translation and transaction losses	(2,570)	—		(2,570)
Income attributable to sale of equity interests	—	13,159	(2)	13,159
Other non-operating income, net	(2,045)			(2,045)

Income before income taxes and equity in income of investees	36,617	7,834		44,451
Income tax provision	(7,871)	—		(7,871)
Minority interest	8,071	(8,071)		—
Equity in income of investees, net	1,319	—		1,319

Net income	38,136	(237)		37,899
Net loss attributable to noncontrolling interest	—	237	(3)	237

Net income attributable to the Company’s stockholders	$38,136	$—		$38,136

Comprehensive income:
Net income	$38,136	$(237)		$37,899
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(218)	—		(218)
Reclassification of unrealized losses on marketable securities available-for-sale to other income (expense)	479	—		479
Change in unrealized gains or losses on marketable securities available-for-sale	(49)	—		(49)

Comprehensive income	38,348	(237)		38,111
Comprehensive loss attributable to noncontrolling interest	—	237	(3)	237

Comprehensive income attributable to the Company’s stockholders	$38,348	$—		$38,348

(1)	Represents interest expense relating to the liability associated with the sale of equity interests in OPC and amortization of transaction costs.

(2)	Represents the value of production tax credits and taxable income or loss generated by OPC and allocated to the investors.

(3)	Represents allocation of net loss to noncontrolling interest.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 —	LONG-TERM DEBT

Loan Agreement (the Olkaria III Power Plant)

In March 2009, the Company’s wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), entered into a project financing loan of $105.0 million to refinance its investment in the 48 MW Olkaria III geothermal power plant located in Kenya (the “Olkaria Loan”). The Company initially financed the construction of Phase I and Phase II of the project, as well as the drilling of wells with corporate funds. The Olkaria Loan is provided by a group of European Development Finance Institutions (“DFIs”) arranged by DEG — Deutsche Investitions- und Entwicklungsgesellschaft mbH (“DEG”). The first disbursement of $90.0 million occurred on March 23, 2009 and the second disbursement of $15.0 million occurred on July 10, 2009. The Olkaria Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments, commencing December 15, 2009. Interest on the Olkaria Loan is variable based on 6-month LIBOR plus 4.0% and the Company had the option to fix the interest rate upon each disbursement. Upon the first disbursement, the Company fixed the interest rate on $77.0 million of the Olkaria Loan at 6.90% per annum.

There are various restrictive covenants under the Olkaria Loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. Management believes that as of September 30, 2009, OrPower 4 was in compliance with the covenants under the Olkaria Loan.

Future minimum payments

As of September 30, 2009, future minimum payments under the Olkaria Loan are as follows:

(Dollars in
thousands)

Year ending December 31:
2009	$5,526
2010	11,053
2011	11,053
2012	11,053
2013	11,053
2014	11,053
Thereafter	44,209

Total	$105,000

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

There are various restrictive covenants under the Amatitlan Loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. Management believes that as of September 30, 2009, Ortitlan was in compliance with the covenants under the Amatitlan Loan.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Future minimum payments

As of September 30, 2009, future minimum payments under the Amatitlan Loan are as follows:

(Dollars in
thousands)

Year ending December 31:
2009	$478
2010	2,037
2011	2,255
2012	2,495
2013	2,760
2014	3,054
Thereafter	28,455

Total	$41,534

Loan agreements with financial institutions

In July 2009, the Company entered into a 6-year loan agreement of $20.0 million with a group of financial institutions (the “First Loan”). The First Loan matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears annual interest at a rate of 6.5%.

There are various restrictive covenants under the First Loan, which include among others maintaining a certain minimum debt coverage ratio. Management believes that as of September 30, 2009, the Company was in compliance with the covenants.

Future minimum payments

As of September 30, 2009, future minimum payments under the First Loan are as follows:

(Dollars in
thousands)

Year ending December 31:
2010	$2,824
2011	3,010
2012	3,209
2013	3,421
2014	3,647
Thereafter	3,889

Total	$20,000

In July 2009, the Company entered into an 8-year loan agreement of $20.0 million with another group of financial institutions (the “Second Loan”). The Second Loan matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%.

There are various restrictive covenants under the Second Loan, which include among others maintaining a certain minimum debt coverage ratio. Management believes that as of September 30, 2009, the Company was in compliance with the covenants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Future minimum payments

As of September 30, 2009, future minimum payments under the Second Loan are as follows:

(Dollars in
thousands)

Year ending December 31:
2012	$3,333
2013	3,333
2014	3,334
Thereafter	10,000

Total	$20,000

NOTE 8 —	STOCK-BASED COMPENSATION

On March 18, 2009, the Company granted to employees 573,150 stock appreciation rights (“SAR”) under the Company’s 2004 Incentive Plan. The exercise price of each SAR is $26.84, which represented the fair market value of the Company’s common stock on the date of grant. Such SARs will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. The fair value of each SAR on the date of grant was $11.44. Under the plan, upon exercise of such SAR, the employee is entitled to receive shares of common stock equal to the amount by which the market value of the shares in respect of which the SAR is exercised exceeds the grant price set forth in the SAR, multiplied by the number of shares in respect of which the SAR is exercised.

The Company calculated the fair value of each SAR on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	1.54%
Expected term (in years)	5.1
Dividend yield	0.37%
Expected volatility	48.5%
Forfeiture rate	13.0%

On November 4, 2009, the Company granted to non-employee directors options to purchase 30,000 shares of common stock under the 2004 Incentive Plan (see Note 16).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 —	ELECTRICITY REVENUES AND COST OF REVENUES

The components of electricity revenues and cost of revenues are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Revenues:
Energy and capacity	$26,767	$27,731	$73,993	$76,682
Lease portion of energy and capacity	41,277	40,435	115,908	111,434
Lease income	671	671	2,014	2,014

	$68,715	$68,837	$191,915	$190,130

Cost of revenues:
Energy and capacity	$23,753	$26,135	$71,015	$69,085
Lease portion of energy and capacity	19,330	17,296	58,289	51,907
Lease income	1,311	1,311	3,932	3,932

	$44,394	$44,742	$133,236	$124,924

NOTE 10 —	INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Parent	$184	$790	$937	$2,790
Interest related to sale of equity interest	1,958	2,158	6,039	5,325
Other	9,537	6,086	24,600	18,488
Less — amount capitalized	(7,321)	(6,017)	(19,513)	(13,949)

	$4,358	$3,017	$12,063	$12,654

NOTE 11 —	EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders (“earnings per share”) is computed by dividing net income attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Weighted average number of shares used in computation of basic earnings per share	45,413	45,337	45,379	43,782
Add:
Additional shares from the assumed exercise of employee stock options	151	146	98	139

Weighted average number of shares used in computation of diluted earnings per share	45,564	45,483	45,477	43,921

The number of stock options that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been antidilutive was 817,500 and 830,446, respectively, for the three months ended September 30, 2009 and 2008, and 1,075,673 and 674,111, respectively, for the nine months ended September 30, 2009 and 2008.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)

Three Months Ended September 30, 2009
Net revenues from external customers	$68,715	$51,113	$119,828
Intersegment revenues	—	(199)	(199)
Operating income	17,612	8,349	25,961
Segment assets at period end*	1,744,597	86,885	1,831,482
Three Months Ended September 30, 2008
Net revenues from external customers	$68,837	$30,889	$99,726
Intersegment revenues	—	44,278	44,278
Operating income	16,914	2,212	19,126
Segment assets at period end*	1,509,933	72,551	1,582,484
Nine Months Ended September 30, 2009
Net revenues from external customers	$191,915	$128,037	$319,952
Intersegment revenues	—	17,022	17,022
Operating income	38,832	23,005	61,837
Segment assets at period end*	1,744,597	86,885	1,831,482
Nine Months Ended September 30, 2008
Net revenues from external customers	$190,130	$59,204	$249,334
Intersegment revenues	—	77,619	77,619
Operating income	43,586	2,240	45,826
Segment assets at period end*	1,509,933	72,551	1,582,484

*	Segment assets of the Electricity Segment include unconsolidated investments.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Operating income	$25,961	$19,126	$61,837	$45,826
Interest income	157	637	585	2,735
Interest expense, net	(4,358)	(3,017)	(12,063)	(12,654)
Non-operating income and other, net	5,435	1,901	14,378	8,544

Total consolidated income before income taxes and equity in income in investees	$27,195	$18,647	$64,737	$44,451

NOTE 13 —	CONTINGENCIES

The Company is a defendant in various legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 14 —	CASH DIVIDENDS

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

On August 5, 2009, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.7 million ($0.06 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 18, 2009, Such dividend was paid on August 27, 2009.

NOTE 15 —	INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2009 and 2008 was 16.0% and 17.1%, respectively, and for the nine months ended September 30, 2009 and 2008 was 19.0% and 17.7%, respectively, which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for new power plants placed in service since 2005; (ii) lower tax rates in Israel; (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala; (iv) and adjustments to income taxes provided in the prior year due to a change in estimate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Nine Months Ended
September 30,
2009
(Dollars in thousands)

Balance at beginning of period	$3,425
Additions based on tax positions taken in prior years (including interest and penalties of $570,000)	1,001
Reductions for tax positions taken in prior years	(347)

Balance at end of period	$4,079

NOTE 16 —	SUBSEQUENT EVENTS

The Company has evaluated events through November 4, 2009, the date of issuance of the financial statements.

Acquisition of Class B Membership Units in OPC

On October 30, 2009, Ormat Nevada acquired Lehman-OPC LLC’s thirty percent interest in the Class B membership units of OPC. The membership units were acquired from Lehman-OPC LLC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing. As a result, the repurchase of these interests at a discount will result in a pre-tax gain of approximately $13 million in the fourth quarter of 2009.

Loan Agreement

On November 4, 2009, the Company entered into a 5-year loan agreement of $50.0 million with a commercial bank. The bank loan matures on November 10, 2014 and is payable in 10 semi-annual installments

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

commencing May 10, 2010. The loan bears interest at 6-month LIBOR plus 3.25%. The Company has the option to fix the interest rate upon the drawing of the loan.

Cash Dividend

On November 4, 2009, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.7 million ($0.06 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 18, 2009, payable on December 1, 2009.

Options Grant

On November 4, 2009, the Company granted to four non-employee directors non-qualified stock options, under the 2004 Incentive Plan, to purchase 30,000 shares of common stock (7,500 shares each) at an exercise price which is equal to the closing price of the Company’s common stock on November 5, 2009 (since the Company released its quarterly results on November 4, 2009). Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant.

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

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, sell, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants, in most cases using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Product Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate. We have recently decided to expand our activities in the Electricity Segment to include the ownership and operation of power plants that produce electricity generated by solar-photovoltaic (PV) systems that we do not manufacture. In our Product Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal power plants in the United States, Guatemala, Kenya, Nicaragua and New Zealand, as well as recovered energy generation (REG) power plants in the United States. During the nine months ended September 30, 2009 and 2008, our consolidated U.S. and international power plants generated 2,500,110 MWh and 2,115,344 MWh, respectively.

For the nine months ended September 30, 2009, our Electricity Segment represented approximately 60.0% of our total revenues, while our Product Segment represented approximately 40.0% of our total revenues during such period. For the nine months ended September 30, 2008, our Electricity Segment represented approximately 76.3% of our total revenues, while our Product Segment represented approximately 23.7% of our total revenues during such period.

For the nine months ended September 30, 2009, our total revenues increased by 28.3% (from $249.3 million to $320.0 million) over the same period last year. Revenues from the Product Segment increased by 116.3%, while revenues from the Electricity Segment increased by 0.9%.

For the nine months ended September 30, 2009, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $191.9 million, compared to $190.1 million for the nine months ended September 30, 2008. In addition, revenues from our 50% ownership of the Mammoth complex in the nine months ended September 30, 2009 and 2008 were $7.4 million and $7.3 million, respectively. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. We believe that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth complex is accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the nine months ended September 30, 2009 and 2008.

For the nine months ended September 30, 2009, revenues attributable to our Product Segment were $128.0 million, compared to $59.2 million for the nine months ended September 30, 2008, an increase of 116.3%. Most of this increase in revenues was derived from EPC contracts with third parties for the construction of three large binary geothermal projects, the Blue Mountain project in Nevada, the Centennial Binary Plant in New Zealand and the Las Pailas project in Costa Rica.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term power purchase agreements. The price for electricity under all but one of our power purchase agreements is effectively a fixed price at least through May 2012. The exception is the power purchase agreement of the Puna power plant. It has a variable energy rate based on the local utility’s avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the nine months ended September 30, 2009, the variable energy rate in the Puna power plant decreased significantly mainly as a result of lower oil prices, which in turn impacted the gross margin in our Electricity Segment. In the nine months ended September 30, 2009, 91.1% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than average ambient temperatures, as described below under the heading “Seasonality”. Revenues attributable to our Product Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, we typically focus on the internal rate of return of the relevant investment, relevant technical and geological matters and other relevant business considerations. We evaluate our operating projects based on revenues and expenses, and our projects that are under development based on costs attributable to each such project. We evaluate the performance of our Product Segment based on the timely delivery of our products, performance quality of our products and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders.

Recent Developments

•	On November 4, 2009, we signed a 20-year power purchase agreement with Nevada Power Company for a 30 MW power plant for the McGinness Hills project in Nevada. The power purchase agreement is still subject to various approvals including the Public Utilities Commission of Nevada (PUCN) approval.

•	In November 2009, we entered into a 5-year loan agreement of $50.0 million with a commercial bank. The bank loan matures on November 10, 2014 and is payable in 10 semi-annual installments commencing May 10, 2010. The loan bears interest at 6-month LIBOR plus 3.25% and we have the option to fix the interest rate upon the drawing of the loan.

•	In October 2009, our wholly owned subsidiary, Ormat Nevada Inc. (Ormat Nevada) was awarded $13.8 million of grants under the Department of Energy’s Innovative Exploration and Drilling Projects program for three of its projects: Maui, Glass Buttes and Wister. The total amount of the grants accounts for approximately 62% of the total exploration budget of these projects. Ormat Nevada will use a combination of technologies to locate fault zones within geothermal reservoirs, with initial tests in Maui, Hawaii, Glass Buttes, Oregon and in Wister, California.

•	On October 30, 2009, Ormat Nevada acquired Lehman-OPC LLC’s thirty percent interest in the Class B membership units of OPC. The membership units were acquired from Lehman-OPC LLC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing. As a result, the repurchase of these interests at a discount will result in a pre-tax gain of approximately $13 million in the fourth quarter of 2009.

•	In October 2009, our Israeli subsidiary, Ormat Systems Ltd. (Ormat Systems), signed a Joint Venture Agreement (JVA) with Sunday Energy Ltd. (Sunday), a private company incorporated under the laws of Israel, to develop, construct and operate solar-photovoltaic (PV) energy systems in Israel with a total capacity of 36 MW. Under the JVA, Sunday will contribute the rights to all of its property and roofs required to develop solar energy systems above 1 MW to special purpose entities (SPEs). Ormat Systems will own 70% of each SPE. Under the terms of the JVA, Ormat Systems and Sunday will act, jointly, as the EPC contractor and the operator of each project in accordance with each company’s share in the SPEs. The electricity generated from the projects will be sold to Israel Electric Corporation Ltd. under long-term power purchase agreements (20 years) and will generate aggregate annual revenues of approximately $30 million across all SPEs. The SPEs expect to finance their capital expenditure with 80% non-recourse third party project finance debt.

•	In July 2009, we entered into certain amendments to certain of our power purchase agreements for our projects in Nevada that among other things removed the provisions that had provided for the payment of liquidated damages if certain minimum performance or availability criteria were not met. These amendments are subject to the approval of the PUCN.

•	In July 2009, we entered into a 6-year loan agreement and an 8-year loan agreement of $20.0 million each with two separate groups of financial institutions.

•	Since the beginning of the year, we have secured new lease agreements covering approximately 6,000 acres of federal and private land in Nevada and California.

•	In May 2009, our wholly owned subsidiary, Ortitlan Limitada, entered into a project financing loan of $42.0 million to refinance its investment in the 20.5 MW Amatitlan geothermal power plant. The loan was provided by TCW Global Project Fund II, Ltd.

•	In the second quarter of 2009, we completed construction of a new 75,000 square foot manufacturing facility, which we lease from our parent, adjacent to our existing facility in Yavne, Israel. The new facility will enable us to expand our manufacturing capabilities.

•	In March 2009, we declared commercial operation of the 4 MW recovered energy generation (REG) power plant that converts recovered waste heat from the exhaust of an existing gas turbine at a compressor station located along a natural gas pipeline near Denver, Colorado. The electricity produced by the power plant is sold under a 20-year power purchase agreement to Highline Electric Association Inc., a consumer owned cooperative in Colorado and Nebraska.

•	In January 2009, we declared commercial operation of Phase II of the Olkaria III geothermal power plant in Kenya, the construction of which was completed in December 2008. The new power plant added 35 MW to the existing 13 MW power plant that has been in continuous operation since 2001. Following the declaration of commercial operation our wholly owned subsidiary, OrPower 4, Inc. closed a project financing loan of $105.0 million in March 2009 to refinance its investment in the 48 MW Olkaria III geothermal power plant. The loan was provided by a group of European Development Finance Institutions (DFIs) arranged by DEG — Deutsche Investitions- und Entwicklungsgesellschaft mbH (DEG). The first disbursement of $90.0 million occurred on March 23, 2009, and the second disbursement of $15.0 million occurred on July 10, 2009.

•	In January 2009, we signed a contract with Banco Centroamericano de Integración Económica (BCIE) for the supply, supervision of installation, start-up and testing of the Las Pailas Geothermal Plant, a new geothermal power plant that is to be constructed in the Las Pailas Field, Costa Rica. The power plant will be utilized by Instituto Costarricense de Electricidad, the Costa Rican national electricity and telecommunications company. The contract is valued at approximately $65.0 million and the supply portion of the contract is expected to be completed within 18 months from the contract start date.

•	In January 2009, we declared commercial operation of the second 5.5 MW REG unit of the OREG 2 power plants, located in North Dakota. The electricity produced by the power plants is sold to Basin Electric Power Cooperative under a 20-year power purchase agreement.

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

•	The worldwide credit crisis has reduced the availability of liquidity and credit to fund the continuation and expansion of industrial business operations worldwide. While we have sufficient financial resources to fund our projected activities for 2009, if these conditions continue or worsen, the cost of obtaining financing for our project needs may increase or such financing may not be available at all.

•	Our primary focus continues to be the implementation of our organic growth through exploration, development, the construction of new projects and enhancements of existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We may look at acquisition opportunities that may arise.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Thirty-six states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and in which all of our U.S. geothermal projects are located) have adopted renewable portfolio standards (RPS), renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will outpace a possible reduction in general demand for energy due to the economic slow down and will continue to create opportunities for us to expand existing projects and build new power plants.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. Although federal legislation addressing climate change appears likely, several states and regions are already addressing climate change. For example, the California Global Warming Solutions Act of 2006 (the Act), which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020, representing an approximately 30% reduction in greenhouse gas emissions from projected 2020 levels or about 15% from 2008 levels. The California Air Resources Board is expected to put in place measures for implementing the Act by 2012. In September of 2006, California also passed Senate Bill 1368, which prohibits the state’s utilities from entering into long-term financial commitments for base-load generation with power plants that fail to meet a CO2 emission performance standard established by the California Energy Commission and the California Public Utilities Commission. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires a reduction in greenhouse gases to: (i) 2000 levels by 2010, (ii) 1990 levels by 2020 and (iii) 80% of 1990 levels by 2050. In addition to California, twenty-one other states have set greenhouse gas emissions targets (Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Maine, Maryland, Massachusetts, Minnesota, Montana, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord, are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September 2008, the first-in-the-nation auction of CO2 allowances was held under the Regional Greenhouse Gas Initiative (RGGI), a regional cap-and-trade system, which includes ten Northeast and Mid-Atlantic States. Under RGGI, the ten participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10 percent at a rate of 2.5 percent each year between 2015 and 2018. In addition, thirty-six states and the District of Columbia have all adopted RPS, as discussed above. In November 2008, California, by Executive Order S-14-08, adopted a goal for all retailers of electricity to serve 33% of their load with renewable energy by 2020, and in September of 2009, Executive Order S-21-09 directed the California Air Resources Board to adopt regulations consistent with the 33% renewable energy target by July 31, 2010. Although it is currently difficult to quantify the direct economic benefit of these efforts to reduce greenhouse gas emissions, we believe they will prove advantageous to us.

•	Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect competition from the wind and solar power generation industry to continue. The current demand for renewable energy is large enough that this increased competition has not materially impacted our ability to obtain new power purchase agreements. However, the increase in competition and in the amount of renewable energy under contract may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will continue to be a leading source of renewable energy in areas with commercially viable geothermal resources.

•	We expect increased competition from binary power plant equipment suppliers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, which is in excess of 90%, an increase in competition may lead to a reduction in prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

•	We also expect increased competition from new developers which may impact the prices and availability of new leases for geothermal resource.

•	While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new power purchase agreements and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of a geothermal resource depends on various factors such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our power purchase agreements as a result of such decrease in availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance for most of our foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	On May 5, 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering a requirement to pay U.S. income tax. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws may increase our U.S. income tax liability and adversely affect our profitability.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policies Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing power purchase agreements. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 power plant, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing power purchase agreements, which could have an adverse effect on our revenues.

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

Our power purchase agreements generally provide for the payment of energy payments, or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our power purchase agreements provide for bonus payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser’s short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others). Our more recent power purchase agreements provide generally for energy payments along with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.

The prices paid for electricity pursuant to the power purchase agreement of the Puna power plant are tied to the price of oil. Accordingly, our revenues for that power plant, which accounted for approximately 3.8% and 6.0% of our total revenues for the three and nine-month periods ended September 30, 2009, respectively, may be volatile.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

Revenues
Electricity Segment	$68,715	$68,837	$191,915	$190,130	57.3%	69.0%	60.0%	76.3%
Product Segment	51,113	30,889	128,037	59,204	42.7	31.0	40.0	23.7

Total	$119,828	$99,726	$319,952	$249,334	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended September 30, 2009, 72.6% of our revenues attributable to our Electricity Segment were generated in the United States, compared to 83.1% for the same period in 2008. For the nine months ended September 30, 2009, 71.5% of our revenues attributable to our Electricity Segment were generated in the United States, compared to 82.0% for the same period in 2008.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008

United States	$49,877	$57,195	$137,160	$155,958	72.6%	83.1%	71.5%	82.0%
Foreign	18,838	11,642	54,755	34,172	27.4	16.9	28.5	18.0

Total	$68,715	$68,837	$191,915	$190,130	100.0%	100.0%	100.0%	100.0%

For the three months ended September 30, 2009, 20.0% of our revenues attributable to our Product Segment were generated in the United States, compared to 51.9% for the same period in 2008. For the nine months ended September 30, 2009, 44.9% of our revenues attributable to our Product Segment were generated in the United States, compared to 39.7% for the same period in 2008.

A discussion of the reasons for these changes in the geographical breakdown of our revenues is provided further below in this report.

Seasonality

The prices paid for the electricity generated by our domestic projects pursuant to our power purchase agreements are subject to seasonal variations. The prices paid for electricity under the power purchase agreements with Southern California Edison Company (Southern California Edison) for the Heber 1 and 2 plants, the Mammoth complex and the Ormesa complex and the prices that will be paid for the electricity under the power purchase agreement for the North Brawley project are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the power purchase agreements of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our electricity revenues are generally higher in the summer than in the winter.

Breakdown of Cost of Revenues

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

Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the nine months ended September 30, 2009, royalties constituted approximately 3.8% of the Electricity Segment revenues, compared to approximately 5.3% for the same period in 2008.

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

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2009 decreased to $20.3 million from $34.4 million as of December 31, 2008. This decrease is principally due to our use of $212.3 million of cash resources to fund capital expenditures and $29.6 million to repay long-term debt to our parent and to third parties. The decrease in our cash resources was partially offset by the receipt of $105.0 million of the OrPower 4 Inc. financing, receipt of $42.0 million from the Amatitlan financing, $40.0 million proceeds from long-term loan agreements with two groups of institutional investors, $12.0 million from using revolving credit lines with banks, and $77.7 million derived from operating activities during the first nine months of 2009. Our corporate borrowing capacity under committed lines of credit with different commercial banks is $347.5 million, as described below in the section entitled “Liquidity and Capital Resources”, of which we utilized $143.4 million (including $31.4 million of letters of credit) as of September 30, 2009.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the year ended December 31, 2008.

New Accounting Pronouncements

On January 1, 2009, we adopted the guidance for accounting for noncontrolling interests in consolidated financial statements. The adoption of the new accounting standard resulted in retrospective presentation on the condensed consolidated balance sheet as of December 31, 2008 and the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2008.

On April 1, 2009, we adopted the accounting standard for recognition and presentation of other-than-temporary impairments of debt securities. The adoption of this standard resulted in a reclassification of other-than-temporary impairment charges previously recognized in earnings to other comprehensive income (loss) with an offset to retained earnings.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Statements of Operations Historical Data:
Revenues:
Electricity	$68,715	$68,837	$191,915	$190,130
Product	51,113	30,889	128,037	59,204

	119,828	99,726	319,952	249,334

Cost of revenues:
Electricity	44,394	44,742	133,236	124,924
Product	35,780	23,730	87,265	47,484

	80,174	68,472	220,501	172,408

Gross margin:
Electricity	24,321	24,095	58,679	65,206
Product	15,333	7,159	40,772	11,720

	39,654	31,254	99,451	76,926
Operating expenses:
Research and development expenses	3,863	1,894	7,151	3,375
Selling and marketing expenses	3,393	2,647	10,909	8,186
General and administrative expenses	6,437	7,587	19,554	19,539

Operating income	25,961	19,126	61,837	45,826
Other income (expense):
Interest income	157	637	585	2,735
Interest expense, net	(4,358)	(3,017)	(12,063)	(12,654)
Foreign currency translation and transaction gains (losses)	1,320	(1,028)	1,329	(2,570)
Income attributable to sale of equity interests	3,869	4,995	12,403	13,159
Other non-operating income (expense), net	246	(2,066)	646	(2,045)

Income before income taxes and equity income of investees	27,195	18,647	64,737	44,451
Income tax provision	(4,340)	(3,187)	(12,307)	(7,871)
Equity in income of investees, net	591	372	1,496	1,319

Net income	23,446	15,832	53,926	37,899
Net loss attributable to the noncontrolling interest	80	79	236	237

Net income attributable to the Company’s stockholders	$23,526	$15,911	$54,162	$38,136

Earnings per share attributable to the Company’s stockholders — basic and diluted	$0.52	$0.35	$1.19	$0.87

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,413	45,337	45,379	43,782

Diluted	45,564	45,483	45,477	43,921

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Statements of Operations Percentage Data:
Revenues:
Electricity	57.3%	69.0%	60.0%	76.3%
Product	42.7	31.0	40.0	23.7

	100.0	100.0	100.0	100.0

Cost of revenues:
Electricity	64.6	65.0	69.4	65.7
Product	70.0	76.8	68.2	80.2

	66.9	68.7	68.9	69.1

Gross margin:
Electricity	35.4	35.0	30.6	34.3
Product	30.0	23.2	31.8	19.8

	33.1	31.3	31.1	30.9

Operating expenses:
Research and development expenses	3.2	1.9	2.2	1.4
Selling and marketing expenses	2.8	2.7	3.4	3.3
General and administrative expenses	5.4	7.6	6.1	7.8

Operating income	21.7	19.2	19.3	18.4
Other income (expense):
Interest income	0.1	0.6	0.2	1.1
Interest expense, net	(3.6)	(3.0)	(3.8)	(5.1)
Foreign currency translation and transaction gains (losses)	1.1	(1.0)	0.4	(1.0)
Income attributable to sale of equity interests	3.2	5.0	3.9	5.3
Other non-operating income (expense), net	0.2	(2.1)	0.2	(0.8)

Income before income taxes and equity income of investees	22.7	18.7	20.2	17.8
Income tax provision	(3.6)	(3.2)	(3.8)	(3.2)
Equity in income of investees, net	0.5	0.4	0.5	0.6

Net income	19.6	15.9	16.9	15.3
Net loss attributable to the noncontrolling interest	0.1	0.1	0.1	0.1

Net income attributable to the Company’s stockholders	19.6%	16.0%	16.9%	15.3%

Comparison of the Three Months Ended September 30, 2009 and the Three Months Ended September 30, 2008

Total Revenues

Total revenues for the three months ended September 30, 2009 were $119.8 million, compared with $99.7 million for the three months ended September 30, 2008, which represented a 20.2% increase in total revenues. This increase is attributable to our Product Segment, whose revenues increased by 65.5% from the same period in 2008 (for the reasons discussed below). Revenues from our Electricity Segment decreased by 0.2% from the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2009 were $68.7 million, compared to $68.8 million for the three months ended September 30, 2008, which represented a 0.2% decrease in such revenues. The decrease is a result of a decline in the average revenue rate of our electricity portfolio from $103 per MWh in the third quarter of 2008 to $86 per MWh in the third quarter of 2009. The decrease in the average rate is mainly attributable to a decrease in the energy rates in the Puna power plant, due to lower oil prices. Our U.S. and international electricity generation increased from 671,283 MWh in the three months ended September 30, 2008 to 798,931 MWh in the three months ended September 30, 2009. The increase in our electricity generation is principally due to the 35 MW Phase II of the Olkaria III power plant in Kenya, which started generating electricity in January 2009 and to our 8 MW GDL power plant in New Zealand, which started generating electricity in the fourth quarter of 2008. In the United States, the electricity generation increased due to: (i) two new REG units at the OREG II power plants, which were placed in service in December 2008 and January 2009; and (ii) the replacement of turbines in the Steamboat 2/3 power plant. The increase was offset by a decrease in the generating capacity of the Puna power plant due to an enhancement and repair of the geothermal wellfield to increase its availability in advance of the addition of the new 8 MW expansion.

Product Segment

Revenues attributable to our Product Segment for the three months ended September 30, 2009 were $51.1 million, compared to $30.9 million for the three months ended September 30, 2008, which represented a 65.5% increase in such revenues. Most of this increase in revenues was derived from EPC contracts with third parties for the construction of three large binary geothermal projects, the Blue Mountain project in Nevada, the Centennial Binary Plant in New Zealand and the Las Pailas project in Costa Rica.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2009 was $80.2 million, compared to $68.5 million for the three months ended September 30, 2008, which represented a 17.1% increase in total cost of revenues. This increase is attributable to an increase in our Product Segment, as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2009 was 66.9% compared with 68.7% for the same period in 2008.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2009 was $44.4 million, compared to $44.7 million for the three months ended September 30, 2008, which represented a 0.8% decrease in total cost of revenues for such segment. The decrease over the same period last year is due to decreased royalty costs in the Puna power plant as a result of lower revenues as discussed above. The decrease was partially offset by increased costs (including depreciation) as a result of new and enhanced projects placed into service. Due to the increase in the generation volume, the cost per MWh was lower compared to the third quarter of 2008. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2009 was 64.6%, compared to 65.0% for the three months ended September 30, 2008.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended September 30, 2009 was $35.8 million, compared to $23.7 million for the three months ended September 30, 2008, which represented a 50.8% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our product revenues. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended September 30, 2009 were 70.0% compared to 76.8% for the three months ended September 30, 2008. This decrease is mainly attributable to the volume of revenues, to a different product mix and to a decrease in costs as a result of the global decrease in commodities prices.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2009 were $3.9 million, compared to $1.9 million for the three months ended September 30, 2008, which represented a 104.0% increase. This increase reflects an expansion of our research and development activities in the following areas: (i) a REG plant specifically designed to use the residual energy from the vaporization process at a liquefied natural gas regasification terminal; (ii) Enhanced Geothermal Systems (EGS); and (iii) water treatment technologies.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2009 were $3.4 million, compared to $2.6 million for the three months ended September 30, 2008, which represented a 28.2% increase. The increase was due primarily to an increase in Product Segment revenues. Selling and marketing expenses for the three months ended September 30, 2009 constituted 2.8% of total revenues for such period compared to 2.7% for the three months ended September 30, 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 were $6.4 million, compared to $7.6 million for the three months ended September 30, 2008, which represented a 15.2% decrease. Such decrease is primarily attributable to costs incurred in the third quarter of 2008 related to a potential acquisition of geothermal assets that we ultimately decided not to pursue. General and administrative expenses for the three months ended September 30, 2009 constituted 5.4% of total revenues for such period, compared to 7.6% for the three months ended September 30, 2008.

Operating Income

Operating income for the three months ended September 30, 2009 was $26.0 million, compared to $19.1 million for the three months ended September 30, 2008. Such increase in operating income was principally attributable to an increase in total revenues as well as an increase in the gross margin of our Product Segment. Operating income attributable to our Electricity Segment for the three months ended September 30, 2009 was $17.6 million, compared to $16.9 million for the three months ended September 30, 2008. Operating income attributable to our Product Segment for the three months ended September 30, 2009 was $8.4 million, compared to $2.2 million for the three months ended September 30, 2008.

Interest Income

Interest income for the three months ended September 30, 2009 was $0.2 million, compared to $0.6 million for the three months ended September 30, 2008, which represented a 75.4% decrease. The decrease is primarily due to a decrease in cash and cash equivalents, marketable securities and restricted cash as well as a decrease in interest rates payable on investments.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2009 was $4.4 million, compared to $3.0 million for the three months ended September 30, 2008, which represented a 44.4% increase. The $1.4 million increase is primarily due to an increase in interest expense from the long-term project finance loans of the Olkaria III and Amatitlan power plants, the borrowings under the Company’s revolving credit lines with banks and loan agreements with two groups of financial institutions. The increase was partially offset due to an increase of $1.3 million in interest capitalized to projects as a result of increased projects under construction, as well as principal repayments.

During the third quarter of 2009, we capitalized $7.3 million in interest related to projects under construction. We expect this amount to decrease significantly beginning in 2010 due to a lower volume of projects under construction and the upcoming commencement of commercial operation of our North Brawley power plant towards the end of 2009.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the three months ended September 30, 2009 were $1.3 million, compared to foreign currency translation and transaction losses of $1.0 million for the three months ended September 30, 2008. The $2.3 million increase is primarily due to: (i) foreign currency translation gains in the amount of $1.3 million with respect to a loan denominated in New Zealand dollars which was granted to our New Zealand subsidiary GDL, whose functional currency is the New Zealand dollar; and (ii) gains on forward and option foreign exchange transactions which do not qualify as hedge transactions for accounting purposes. The foreign currency translation gains in respect of the loan granted to our New Zealand subsidiary will increase the cost of the equipment which was financed by such loan.

Income Attributable to Sale of Equity Interests

Income from the sale of limited liability company interests in OPC to institutional equity investors (as described in the “OPC Transaction”) for the three months ended September 30, 2009 was $3.9 million, compared to $5.0 million for the three months ended September 30, 2008. This income represents the value of production tax credits and taxable income or loss generated by OPC and allocated to the investors. The decrease is due to lower depreciation for tax purposes as a result of declining depreciation rates utilizing the Modified Accelerated Cost Recovery System (MACRS).

Other Non-Operating Income, Net

Other non-operating income, net, for the three months ended September 30, 2009 was $0.2 million, compared to other non-operating expense of $2.1 million for the three months ended September 30, 2008. Other non-operating expense for the three months ended September 30, 2008 includes $2.0 million of impairment as a result of an other-than-temporary decline in the value of auction rate securities.

Income Taxes

Income tax provision for the three months ended September 30, 2009 was $4.3 million, compared to $3.2 million for the three months ended September 30, 2008. The effective tax rate for the three months ended September 30, 2009 and 2008 was 16.0% and 17.1%, respectively. The decrease in the effective tax rate primarily resulted from a higher impact of production tax credits on the effective tax rate for the quarter ended September 30, 2009 due to a decrease in our annual forecasted pretax income in the third quarter of 2009.

Equity in Income of Investees

Our participation in the income generated from our investees in the three months ended September 30, 2009 was $0.6 million, compared to $0.4 million in the three months ended September 30, 2008. The amount is derived mainly from our 50% ownership of the Mammoth power plant.

Net Income

Net income for the three months ended September 30, 2009 was $23.4 million, compared to $15.8 million for the three months ended September 30, 2008, which represents an increase of 48.1%. Such increase in net income was principally attributable to: (i) an increase of $6.8 million in our operating income; (ii) a $2.3 million increase in foreign currency transaction and translation gains; and (iii) a $2.3 million increase in other non-operating income, net. This was partially offset by: (i) a $1.3 million increase in interest expense; (ii) a $1.2 million increase in income tax provision; (iii) a $1.1 million decrease in income attributable to sale of equity interests; and (iv) a $0.5 million decrease in interest income.

Comparison of the Nine Months Ended September 30, 2009 and the Nine Months Ended September 30, 2008

Total Revenues

Total revenues for the nine months ended September 30, 2009 were $320.0 million, compared to $249.3 million for the nine months ended September 30, 2008, which represented a 28.3% increase in total revenues. This increase is primarily attributable to our Product Segment whose revenues increased by 116.3% from the same period in 2008 (for the reasons discussed below). Revenues in our Electricity Segment increased by 0.9% from the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2009 were $191.9 million, compared to $190.1 million for the nine months ended September 30, 2008, which represented a 0.9% increase in such revenues. The increase in the Electricity Segment revenues is attributable to an increase in our U.S. and international electricity generation from 2,115,344 MWh in the nine months ended September 30, 2008 to 2,500,110 MWh in the nine months ended September 30, 2009. The increase in our electricity generation is principally due to the 35 MW Phase II of the Olkaria III power plant in Kenya, which started generating electricity in January 2009 and to our 8 MW GDL power plant in New Zealand, which started generating electricity in the fourth quarter of 2008. In the United States, the electricity generation increased due to: (i) the new Galena 3 power plant, which was placed in service in the second half of the first quarter of 2008; (ii) two new REG units at the OREG II power plants, which were placed in service in December 2008 and January 2009; and (iii) the replacement of turbines in the Steamboat 2/3 power plant during the second half of 2008. The increase in our electricity revenues was offset by a decrease resulting from a decline in the average revenue rate of our electricity portfolio from $90 per MWh in the first nine months of 2008 to $77 per MWh in the first nine months of 2009. The decrease in the average rate is mainly attributable to a decrease in the energy rates in the Puna power plant due to lower oil prices, and the expiration of the “adder”, an additional energy rate paid to us under the Heber 2 power purchase agreement at the end of July 2008. The decrease in the Electricity Segment revenues in the first nine months of 2009 is also attributable to a temporary decrease in the generating capacity of the Puna power plant due to an enhancement and repair of the geothermal wellfield to increase its availability in advance of the addition of the 8 MW expansion.

Product Segment

Revenues attributable to our Product Segment for the nine months ended September 30, 2009 were $128.0 million, compared to $59.2 million for the nine months ended September 30, 2008, which represented a 116.3% increase in such revenues. Most of this increase in revenues was derived from EPC contracts with third parties for the construction of three large binary geothermal projects, the Blue Mountain project in Nevada, the Centennial Binary Plant in New Zealand and the Las Pailas project in Costa Rica.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2009 was $220.5 million, compared to $172.4 million for the nine months ended September 30, 2008, which represented a 27.9% increase in total cost of revenues. This increase is attributable to an increase in both our Electricity and Product Segments, as discussed below. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2009 was 68.9% compared with 69.1% for the same period in 2008.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2009 was $133.2 million, compared to $124.9 million for the nine months ended September 30, 2008, which represented a 6.7% increase in total cost of revenues for such segment. The increase from the same period last year is due to: (i) increased costs (including depreciation) as a result of new and enhanced projects placed into service; and (ii) an increase in certain maintenance costs in order to ensure higher availability during the summer, when electricity rates paid under the relevant power purchase agreement are higher. This increase was partially offset by decreased royalty costs in the Puna power plant as a result of lower revenues as discussed above. The increase in cost of revenues is generation volume related, and thus, the cost per MWh was lower compared to the first nine months of 2008. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2009 was 69.4%, compared to 65.7% for the nine months ended September 30, 2008.

Product Segment

Total cost of revenues attributable to our Product Segment for the nine months ended September 30, 2009 was $87.3 million, compared to $47.5 million for the nine months ended September 30, 2008, which represented an 83.8% increase in total cost of revenues related to such segment. This increase is attributable to the increase in our product revenues. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the nine months ended September 30, 2009 was 68.2% compared to 80.2% for the nine months ended September 30, 2008. This decrease is mainly attributable to the volume of revenues, to a different product mix and to a decrease in costs as a result of the global decrease in commodities prices.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2009 were $7.2 million, compared to $3.4 million for the nine months ended September 30, 2008, which represented a 111.9% increase. Our research and development activities during the period included: (i) a REG plant specifically designed to use the residual energy from the vaporization process at a liquefied natural gas regasification terminal; (ii) Enhanced Geothermal Systems (EGS); (iii) development of a solar thermal system for the production of electricity; and (iv) water treatment technologies.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2009 were $10.9 million, compared to $8.2 million for the nine months ended September 30, 2008, which represented a 33.3% increase. The increase was due primarily to an increase in expenses related to Product Segment revenues. Selling and marketing expenses for the nine months ended September 30, 2009 constituted 3.4% of total revenues for such period, compared to 3.3% for the nine months ended September 30, 2008.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 were $19.6 million, compared to $19.5 million for the nine months ended September 30, 2008, which represented a 0.1% increase. Despite a significant increase in performance-based bonus payments to company personnel, including our general and administrative staff, general and administrative expenses increased only slightly in the nine months ended September 30, 2009, because we did not incur one time costs similar to those incurred in the nine months ended September 30, 2008 relating to a potential acquisition of geothermal assets that we ultimately decided not to pursue. The bonus payments also affected other operating expenses in the current period. General and administrative expenses for the nine months ended September 30, 2009 constituted 6.1% of total revenues for such period, compared to 7.8% for the nine months ended September 30, 2008.

Operating Income

Operating income for the nine months ended September 30, 2009 was $61.8 million, compared to $45.8 million for the nine months ended September 30, 2008. Such increase in operating income was principally attributable to an increase in total revenues as well as an increase in the gross margin of our Product Segment. Operating income attributable to our Electricity Segment for the nine months ended September 30, 2009 was $38.8 million, compared to $43.6 million for the nine months ended September 30, 2008. Operating income attributable to our Product Segment for the nine months ended September 30, 2009 was $23.0 million, compared to $2.2 million for the nine months ended September 30, 2008.

Interest Income

Interest income for the nine months ended September 30, 2009 was $0.6 million, compared to $2.7 million for the nine months ended September 30, 2008, which represented a 78.6% decrease. The decrease is primarily due to a decrease in cash and cash equivalents, marketable securities and restricted cash as well as a decrease in interest rates payable on investments.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2009 was $12.1 million, compared to $12.7 million for the nine months ended September 30, 2008, which represented a 4.7% decrease. The $0.6 million decrease is primarily due to an increase of $5.6 million in interest capitalized to projects as a result of increased projects under construction, as well as principal repayments. The decrease was partially offset by: (i) an increase in interest expenses related to the sale of limited liability company interests in OPC and interest expenses related to our long-term project finance loans of the Olkaria III and Amatitlan power plants; (ii) borrowings under our revolving credit lines with banks; and (iii) loan agreements with two groups of financial institutions.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the nine months ended September 30, 2009 were $1.3 million, compared to foreign currency translation and transaction losses of $2.6 million for the nine months ended September 30, 2008. The $3.9 million increase is primarily due to foreign currency translation gains in the amount of $2.6 million with respect to a loan denominated in New Zealand dollars, which was granted to our New Zealand subsidiary GDL, whose functional currency is the New Zealand dollar.

Income Attributable to Sale of Equity Interests

Income from the sale of limited liability company interests in OPC to institutional equity investors (as described in “OPC Transaction”) for the nine months ended September 30, 2009 was $12.4 million, compared to $13.2 million for the nine months ended September 30, 2008. This income represents the value of production tax credits and taxable income or loss generated by OPC and allocated to the investors. The decrease is due to lower depreciation for tax purposes as a result of declining depreciation rates utilizing the Modified Accelerated Cost Recovery System (MACRS).

Other Non-Operating Income (Expense), Net

Other non-operating income, net, for the nine months ended September 30, 2009 was $0.6 million, compared to other non-operating expense of $2.0 million for the nine months ended September 30, 2008. Other non-operating expense for the nine months ended September 30, 2008 includes $2.4 million of impairment as a result of an other-than-temporary decline in the value of auction rate securities.

Income Taxes

Income tax provision for the nine months ended September 30, 2009 was $12.3 million, compared to $7.9 million for the nine months ended September 30, 2008. The effective tax rate for the nine months ended September 30, 2009 and 2008 was 19.0% and 17.7%, respectively. The increase in the effective tax rate primarily resulted from a lower impact of production tax credits on the effective tax rate for the period ended September 30, 2009 due to the increase in our income before income taxes.

Equity in Income of Investees

Our participation in the income generated from our investees for the nine months ended September 30, 2009 was $1.5 million, compared to $1.3 million for the nine months ended September 30, 2008. The amount is derived mainly from our 50% ownership of the Mammoth power plant.

Net Income

Net income for the nine months ended September 30, 2009 was $53.9 million, compared to $37.9 million for the nine months ended September 30, 2008, which represents an increase of 42.3%. Such increase in net income was principally attributable to: (i) an increase of $16.0 million in our operating income; (ii) a $0.6 million decrease in interest expense; (iii) an increase of $3.9 million in foreign currency transaction and translation gains; and (iv) a $2.7 million increase in other non-operating income, net. This increase was partially offset by: (i) a $4.4 million increase in income tax provision; (ii) a $2.2 million decrease in interest income; and (iii) a $0.8 million decrease in income attributable to a sale of equity interest.

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

As of September 30, 2009, we have access to the following sources of funds: (i) $20.3 million in cash and cash equivalents; and (ii) $204.1 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks. In addition, in October 2009, we entered into an additional $15.0 million committed line of credit with a commercial bank and in November 2009 we entered into a long-term loan agreement of $50.0 million with another commercial bank.

Our estimated capital needs for the rest of 2009 include approximately $50.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $33.6 million for debt repayment. In addition, as discussed below under “OPC Transaction”, in October 2009, our subsidiary, Ormat Nevada Inc. (Ormat Nevada), acquired from Lehman-OPC LLC all of the Class B membership units of OPC held by Lehman-OPC LLC pursuant to a right of first offer for a purchase price of $18.5 million.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (iv) future project financing and refinancing; and (v) a cash grant available to us under the ARRA in respect of the North Brawley power plant. Our management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions.

Loan Agreements with our Parent

In 2003, we entered into a loan agreement with Ormat Industries Ltd. (our parent company), which was further amended on September 20, 2004. Pursuant to this loan agreement, Ormat Industries Ltd. agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan were used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate of 7.5% per annum. All computations of interest are made by Ormat Industries Ltd. on the basis of a year consisting of 360 days. As of September 30, 2009, the outstanding balance of the loan was approximately $9.6 million, compared to $26.2 million, as of December 31, 2008.

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

Non-Recourse and Limited-Recourse Third Party Debt

Ormat Funding Senior Secured Notes — Non Recourse

On February 13, 2004, Ormat Funding Corp. (OFC), one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A power plants, and the financing of the acquisition cost of the Steamboat 2/3 power plants. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2009, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of September 30, 2009, there were $150.9 million of OFC Senior Secured Notes outstanding.

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal Geothermal Inc. (OrCal), one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber power plants. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2009, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of September 30, 2009, there were $113.6 million of OrCal Senior Secured Notes outstanding.

Olkaria III Loan — Non-Recourse

In March 2009, our wholly owned subsidiary, OrPower 4, Inc. (OrPower 4), closed a project financing loan of $105.0 million to refinance its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. We initially financed construction of Phase I and Phase II of the project, as well as the drilling of wells, with our own funds. The loan is provided by a group of European Development Finance Institutions (DFIs) arranged by DEG — Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The first disbursement of $90.0 million was made on March 23, 2009 and the second disbursement of $15.0 million was made on July 10, 2009. The loan will mature on December 15, 2018, and will be payable in 19 equal semi-annual installments, commencing December 15, 2009. Interest on the loan is variable based on 6-month LIBOR plus 4.0%, but we had the option to fix the interest rate upon each disbursement. We fixed the interest rate on $77.0 million of the loan at 6.90% per annum. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. As of September 30, 2009, OrPower 4 was in compliance with the covenants under the loan.

Amatitlan Loan — Non-Recourse

In May 2009, the Company’s wholly owned subsidiary, Ortitlan Limitada (Ortitlan), entered into a note purchase agreement in an aggregate principal amount of $42.0 million to refinance its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala. We initially financed the construction of the project, as well as the drilling of wells with corporate funds. The loan was provided by TCW Global Project Fund II, Ltd. (TCW). The loan will mature on June 15, 2016, and will be payable in 28 quarterly installments, commencing September 15, 2009. The annual interest rate on the loan is 9.83%, but the effective cost for us is approximately 8%, due to the elimination, following the refinancing, of the political risk insurance premiums that we had been paying on our equity investment in the project. There are various restrictive covenants under the loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. Management believes that as of September 30, 2009, Ortitlan was in compliance with the covenants under the loan. As of September 30, 2009, $41.5 million of the Amatitlan loan was outstanding.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) — (The Zunil Power Plant) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The loan from IFC, of which $3.6 million was outstanding as of September 30, 2009, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The loan from CDC, of which $2.6 million was outstanding as of September 30, 2009, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of September 30, 2009, Orzunil was in compliance with the covenants under these senior loans.

Credit Facility Agreement (The Momotombo Power Plant) — Limited Recourse

Ormat Momotombo Power Company (Momotombo), a wholly owned subsidiary in Nicaragua, has a loan agreement with Bank Hapoalim, of which $3.3 million was outstanding as of September 30, 2009, bearing an interest rate of 3-month LIBOR plus 2.375% per annum on tranche one of the loan and 3-month LIBOR plus 3.0% per annum on tranche two of the loan. Tranche one of the loan matures on September 5, 2010, and is payable in 32 quarterly installments of $298,000 each and tranche two of the loan matures on December 5, 2010, and is payable in 28 quarterly installments of $424,000 each. There are various restrictive covenants under this loan, which include limitations on Momotombo’s ability to make distributions to its shareholders. As of September 30, 2009, Momotombo was in compliance with the covenants under the loan.

New Financing of Our Projects

Financing of the North Brawley Power Plant

As a result of the recent ARRA, we intend to refinance the equity invested in the North Brawley power plant partially with a cash grant available to us under the ARRA and with long-term debt of approximately $100 million that we are currently negotiating with a financial institution.

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

As of September 30, 2009, nine letters of credit in the amount of $31.4 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with five commercial banks for an aggregate amount of $310.0 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Each of the credit agreements has a term of three years.

In October 2009, we entered into an additional credit agreement with another commercial bank in the amount of $15.0 million. Under this credit agreement, we or our Israeli subsidiary, Ormat Systems, can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. This credit agreement has a term of two years.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. As of September 30, 2009, loans in the amount of $112.0 million were outstanding under such credit agreements.

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

In November 2009, we entered into a 5-year loan agreement of $50.0 million with a commercial bank. The bank loan matures on November 10, 2014, and is payable in 10 semi-annual installments commencing May 10, 2010. The loan bears interest at 6-month LIBOR plus 3.25% and we have the option to fix the interest rate upon the drawing of the loan.

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

Bank Hapoalim and Bank Leumi have issued such performance letters of credit in favor of our customers from time to time. As of September 30, 2009, Bank Hapoalim and Bank Leumi have agreed to make available to us letters of credit totaling $30.8 million and $25.3 million, respectively. As of such date, Bank Hapoalim and Bank Leumi have issued letters of credit in the amount of $18.6 million and $25.3 million, respectively. These letters of credit were not issued under the credit agreements discussed under “Full-Recourse Third Party Debt” above.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described above under “Full-Recourse Third Party Debt”. As of September 30, 2009, nine letters of credit in the amount of $31.4 million remained issued and outstanding under the Union Bank credit agreement.

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

OPC Transaction

In June 2007, our wholly owned subsidiary, Ormat Nevada, entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc., under which those investors have purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (OPC), entitling the investors to certain tax benefits (such as production tax credits and accelerated depreciation) and distributable cash associated with four geothermal power plants.

The first closing under the agreements occurred in 2007 and covered the Company’s Desert Peak 2, Steamboat Hills and Galena 2 power plants. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 power plant. The investors paid $63.0 million at the second closing.

Ormat Nevada will continue to operate and maintain the power plants and will receive initially all of the distributable cash flow generated by the power plants until it recovers the capital that it has invested in the power plants, while the investors will receive substantially all of the production tax credits and the taxable income or loss, and the distributable cash flow after Ormat Nevada has recovered its capital. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield, on their investment in OPC (the Flip Date) Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the power plants.

The Class B membership units are provided with a 5% residual economic interest in OPC. The 5% residual interest commences on achievement by the investors of a contractually stipulated return that triggers the Flip Date. The actual Flip Date is not known with certainty and is determined by the operating results of OPC. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments.

Our voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. We own, through our subsidiary, Ormat Nevada, all of the Class A membership units, which represent 75% of the voting rights in OPC. The investors own all of the Class B membership units, which represent 25% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investor’s voting rights will decrease to

5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the Flip Date and therefore has continued to consolidate OPC.

On October 30, 2009, Ormat Nevada acquired from Lehman-OPC LLC all of the Class B membership units of OPC held by Lehman-OPC LLC pursuant to a right of first offer for a purchase price of $18.5 million.

Liquidity Impact of Uncertain Tax positions

As discussed in Note 15 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $4.1 million as of September 30, 2009. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but believe that the ultimate settlement of our obligations will not materially affect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date

November 6, 2007	$0.05	November 28, 2007	December 12, 2007
February 26, 2008	$0.05	March 14, 2008	March 27, 2008
May 6, 2008	$0.05	May 20, 2008	May 27, 2008
August 5, 2008	$0.05	August 19, 2008	August 29, 2008
November 5, 2008	$0.05	November 19, 2008	December 2, 2008
February 24, 2009	$0.07	March 16, 2009	March 26, 2009
May 8, 2009	$0.06	May 20, 2009	May 27, 2009
August 5, 2009	$0.06	August 18, 2009	August 27, 2009
November 4, 2009	$0.06	November 18, 2009	December 1, 2009

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended September 30,
	2009	2008

Net cash provided by operating activities	$77,696	$89,897
Net cash used in investing activities	(248,881)	(303,702)
Net cash provided by financing activities	156,919	204,721
Effect of exchange rate changes on cash and cash equivalents	216	—
Net change in cash and cash equivalents	(14,050)	(9,084)

For the Nine Months ended September 30, 2009

Net cash provided by operating activities for the nine months ended September 30, 2009 was $77.7 million, compared to $89.9 million for the nine months ended September 30, 2008. The net decrease of $12.2 million resulted primarily from: (i) the net increase in costs and estimated earnings in excess of billings on uncompleted contracts of $27.1 million in the nine months ended September 30, 2009 compared to net decrease of $16.1 million in the nine months ended September 30, 2008; and (ii) an increase in accounts payable and accrued expenses of $0.4 million in the nine months ended September 30, 2009 compared to an increase of $20.4 million in the nine months ended September 30, 2008. Such decrease was partially offset by: (i) the increase in net income to $53.9 million in the nine months ended September 30, 2009 from $37.9 million in the nine months ended September 30, 2008, mainly as a result of the increase in the operating income, as described above; (ii) an increase in receivables and prepaid expenses of $4.2 million in the nine months ended September 30, 2009 compared to an increase of $29.1 million in the nine months ended September 30, 2008; and (iii) deferred income tax provision of $10.8 million in the nine months ended September 30, 2009 compared to an increase of $4.2 million in the nine months ended September 30, 2008.

Net cash used in investing activities for the nine months ended September 30, 2009 was $248.9 million, compared to $303.7 million for the nine months ended September 30, 2008. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2009 were capital expenditures of $212.3 million, primarily for our facilities under construction and a $36.2 million increase in restricted cash, cash equivalents and marketable securities. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2008 were capital expenditures of $298.6 million, primarily for our power facilities under construction and an $18.2 million increase in restricted cash, cash equivalents and marketable securities, offset by a $12.6 million decrease in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $156.9 million, compared to $204.7 million for the nine months ended September 30, 2008. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2009 were: (i) the proceeds of $105 million from the Olkaria III Loans; (ii) proceeds of $42.0 million from the Amatitlan Loan; (iii) $12.0 million drawn under revolving lines of credit from banks; and (iv) $40 million proceeds from long-term loan agreements with two groups of institutional investors, offset by: (i) the repayment of debt to our parent in the amount of $16.6 million; (ii) the repayment of long-term debt in the amount of $13.0 million; and (iii) the payment of a dividend to our shareholders in the amount of $8.6 million. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2008 were: (i) the net proceeds of $149.7 million from the sale of 3,100,000 shares in block trade; (ii) the $33.3 million net proceeds from our sale of 693,750 shares to our parent; and (iii) the $63.1 million in net proceeds received from the institutional equity investors in OPC for the transfer of the Galena 3 geothermal project to OPC, relating to the second closing of the OPC Transaction, offset by: (i) the repayment of long-term debt in the amount of $18.6 million, (ii) the repayment of debt to our parent in the amount of $16.6 million; and (iii) the payment of a dividend to our shareholders in the amount of $6.6 million.

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

Puna Project.  An enhancement program for the Puna project is underway to increase the output of the project by an estimated 8 MW and improve the performance of the wellfield. The enhancement includes recompletion of the major production and injection wells and the construction of two additional OEC units. We expect the resource work to be completed in the fourth quarter of 2009 and the construction to be completed in 2010. We signed an MOU with Hawaii Electric Light Company for the sale of additional electrical power from the Puna project and we are currently negotiating the final terms of the PPA.

OREG 2 Project.  We have brought on line two of the four units of the OREG 2 REG project along the Northern Border natural gas pipeline, which have a net capacity of 5.5 MW each. We completed the construction of the third unit and it has been synchronized to the grid. The remaining unit is expected to be completed by the end of 2009.

East Brawley Project.  We plan to construct and are in the process of manufacturing equipment and exploration drilling for an additional 30 MW power plant in the Brawley Known Geothermal Resource Area in Imperial County, California, adjacent to the North Brawley project. Completion of the project was initially projected for the end of 2009. We are still awaiting the required construction permits and therefore the project’s completion is expected at the end of 2010 or in 2011.

GRE Project.  We are developing a 5.3 MW recovered energy generation project for Great River Energy, which will be located along the Northern Border pipeline in Martin County, Minnesota. We signed a 20-year power purchase agreement with Great River Energy. We expect this power plant to be commissioned by the end of 2009.

Jersey Valley Project.  We are currently developing the Jersey Valley project on Bureau of Land Management leases located in Nevada. We plan to build the project with two units. The first unit of 15MW is expected to come on line by the end of 2010 and the second unit is expected to follow up to 12 months later.

We have budgeted approximately $364 million for the projects described above and have invested approximately $141 million of such budget as of September 30, 2009, we expect to invest approximately $11 million in the rest of 2009.

In addition to the above projects, our operating power plants have capital expenditure requirements for 2009 of approximately $5 million. We plan to start other construction and enhancement of additional projects for a total amount of $9 million and we have various leases for geothermal resources, in which we have started exploration activity, for a total investment amount of approximately $6 million for the rest of 2009.

In addition, in order to finalize the construction of the North Brawley power plant we plan to invest approximately $20 million in such power plant in the rest of 2009. In the past quarter, we have been working to resolve the injection challenges in the North Brawley power plant. We conducted a successful, one-month injection test in one well and we are now taking delivery of equipment that will allow us to replicate the same procedure on multiple wells.

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

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is limited currently because our long-term power purchase agreements have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2012, the energy payments under the power purchase agreements for the Heber 1 and 2 power plants, the Ormesa complex and the Mammoth power plants will be determined by reference to the relevant power purchaser’s short run avoided costs. The decline in oil prices that impact Hawaii Electric Light Company’s avoided costs reduced the energy rates for the Puna plant and may reduce it further if oil prices continue to decline. However, the energy rates in the Puna power plant are higher than the floor under the Puna power purchase agreement. As of September 30, 2009, 68.5% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities, and therefore, not subject to interest rate volatility risk. As of such date, 31.5% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of September 30, 2009, $183.2 million of our debt remained subject to some floating rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities, commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which depending on the security can occur on a daily, weekly, or monthly basis, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction.

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

Southern California Edison accounted for 24.8% and 29.8% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and 21.6% and 30.2% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth power plants, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounted for 3.8% and 16.1% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and 6.0% and 17.6% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively.

Sierra Pacific Power Company and Nevada Power Company accounted for 9.8% and 9.5% of our total revenues for the three months ended September 30, 2009 and 2008, respectively, and 11.7% and 11.9% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively.

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

Our subsidiary, Ormat Systems, received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to reduced Israeli income tax rates of 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, Ormat Systems is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed, with the remainder to be claimed in the second year. Under the provisions of certain tax regulations published in Israel in July 2008, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 50%

on machinery and equipment acquired from June 1, 2008 to May 31, 2009 and placed in service at the later of six months after acquisition or before May 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2009 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the three months period ended September 30, 2009.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third fiscal quarter of 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders in the quarter ended September 30, 2009.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.13	Membership Interest Purchase Agreement, dated as of October 30, 2009, by and among Lehman-OPC LLC, Ormat Nevada Inc. and OPC LLC, incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 3, 2009.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Joseph Tenne
Name:     Joseph Tenne

Title:	Chief Financial Officer

Date: November 4, 2009

EXHIBIT INDEX

Exhibit No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10	.1.13	Membership Interest Purchase Agreement, dated as of October 30, 2009, by and among Lehman-OPC LLC, Ormat Nevada Inc. and OPC LLC, incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 3, 2009.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.