Form 10-Q
period 2010-03-31
ORMAT TECHNOLOGIES, INC.
filed 2010-05-07
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

As of the date of this filing, the number of outstanding shares of common stock of Ormat Technologies, Inc. is 45,430,886 par value of $0.001 per share.

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$43,111	$46,307
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	52,266	40,955
Receivables:
Trade	49,904	53,423
Related entity	647	441
Other	9,629	7,884
Due from Parent	709	422
Inventories	20,014	15,486
Costs and estimated earnings in excess of billings on uncompleted contracts	3,112	14,640
Deferred income taxes	3,860	3,617
Prepaid expenses and other	9,914	12,080

Total current assets	193,166	195,255
Long-term marketable securities	1,304	652
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	1,764	2,512
Unconsolidated investments ($27,294 related to VIEs at March 31, 2010)	29,104	35,188
Deposits and other	19,259	18,653
Deferred charges	30,466	22,532
Property, plant and equipment, net ($826,520 related to VIEs at March 31, 2010)	1,320,754	998,693
Construction-in-process ($41,478 related to VIEs at March 31, 2010)	239,505	518,595
Deferred financing and lease costs, net	20,175	20,940
Intangible assets, net	41,203	41,981

Total assets	$1,896,700	$1,855,001

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,511	$73,993
Billings in excess of costs and estimated earnings on uncompleted contracts	7,681	3,351
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs at March 31, 2010)	16,055	19,191
Full recourse	12,916	12,823
Senior secured notes (non-recourse) (all related to VIEs at March 31, 2010)	20,227	20,227
Due to Parent, including current portion of notes payable to Parent	10,198	10,018

Total current liabilities	154,588	139,603
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs at March 31, 2010)	128,199	129,152
Full recourse	75,695	77,177
Revolving credit lines with banks (full recourse)	158,500	134,000
Senior secured notes (non-recourse) (all related to VIEs at March 31, 2010)	231,872	231,872
Liability associated with sale of equity interests	72,454	73,246
Deferred lease income	72,590	72,867
Deferred income taxes	52,130	44,530
Liability for unrecognized tax benefits	5,184	4,931
Liabilities for severance pay	19,477	18,332
Asset retirement obligation	14,350	14,238
Other long-term liabilities	2,297	3,358

Total liabilities	987,336	943,306

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,430,886 and 45,353,120 shares issued and outstanding, respectively	46	46
Additional paid-in capital	710,770	709,354
Retained earnings	193,333	196,950
Accumulated other comprehensive income	545	622

	904,694	906,972
Noncontrolling interest	4,670	4,723

Total equity	909,364	911,695

Total liabilities and equity	$1,896,700	$1,855,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)

Revenues:
Electricity	$66,105	$62,060
Product	16,549	37,251

Total revenues	82,654	99,311

Cost of revenues:
Electricity	54,523	43,686
Product	12,437	24,243

Total cost of revenues	66,960	67,929

Gross margin	15,694	31,382
Operating expenses:
Research and development expenses	3,267	801
Selling and marketing expenses	3,202	4,301
General and administrative expenses	7,020	7,535

Operating income	2,205	18,745
Other income (expense):
Interest income	197	152
Interest expense, net	(9,714)	(3,290)
Foreign currency translation and transaction gains (losses)	434	(2,393)
Income attributable to sale of tax benefits	2,139	4,168
Other non-operating loss, net	(359)	(150)

Income (loss) from continuing operations before income taxes and equity in income of investees	(5,098)	17,232
Income tax benefit (provision)	2,557	(3,429)
Equity in income of investees, net	546	550

Income (loss) from continuing operations	(1,995)	14,353
Discontinued operations:
Income from discontinued operations, net of related tax of $6 and $60, respectively	14	153
Gain on sale of a subsidiary in New Zealand, net of related tax of $2,570	3,766	—

Net income	1,785	14,506
Net loss attributable to noncontrolling interest	53	79

Net income attributable to the Company’s stockholders	$1,838	$14,585

Comprehensive income:
Net income	$1,785	$14,506
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	43	(52)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(58)	(65)
Change in unrealized gains or losses on marketable securities available-for-sale	(62)	—

Comprehensive income	1,708	14,389
Comprehensive loss attributable to noncontrolling interest	53	79

Comprehensive income attributable to the Company’s stockholders	$1,761	$14,468

Earnings (loss) per share attributable to the Company’s stockholders — basic and diluted:
Income (loss) from continuing operations	$(0.04)	$0.32
Income from discontinued operations	0.08	—

Net income	$0.04	$0.32

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company’s stockholders:
Basic	45,431	45,353

Diluted	45,457	45,405

Dividend per share declared	$0.12	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company’s Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Total	Interest	Equity
	(In thousands, except per share data)

Balance at December 31, 2008	45,353	$45	$701,273	$138,241	$645	$840,204	$7,031	$847,235
Stock-based compensation	—	—	1,262	—	—	1,262	—	1,262
Cash dividend declared, $0.07 per share	—	—	—	(3,175)	—	(3,175)	—	(3,175)
Exercise of options by employees	1	—	32	—	—	32	—	32
Net income (loss)	—	—	—	14,585	—	14,585	(79)	14,506
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(52)	(52)	—	(52)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $40)	—	—	—	—	(65)	(65)	—	(65)

Balance at March 31, 2009	45,354	$45	$702,567	$149,651	$528	$852,791	$6,952	$859,743

Balance at December 31, 2009	45,431	46	709,354	196,950	622	906,972	4,723	911,695
Stock-based compensation	—	—	1,416	—	—	1,416	—	1,416
Cash dividend declared, $0.12 per share	—	—	—	(5,455)	—	(5,455)	—	(5,455)
Net income (loss)	—	—	—	1,838	—	1,838	(53)	1,785
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	43	43	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $36)	—	—	—	—	(58)	(58)	—	(58)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $34)	—	—	—	—	(62)	(62)	—	(62)

Balance at March 31, 2010	45,431	$46	$710,770	$193,333	$545	$904,694	$4,670	$909,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income	$1,785	$14,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,449	16,132
Accretion of asset retirement obligation	276	258
Stock-based compensation	1,416	1,262
Amortization of deferred lease income	(671)	(671)
Income attributable to sale of tax benefits, net of interest expense	(792)	(2,238)
Equity in income of investees	(546)	(550)
Impairment of auction rate securities	—	280
Return on investment in unconsolidated investments	3,734	—
Loss (gain) on severance pay fund asset	(420)	1,219
Gain on sale of a subsidiary	(6,336)	—
Deferred income tax provision (benefit)	(856)	3,041
Liability for unrecognized tax benefits	253	232
Deferred lease revenues	394	582
Changes in operating assets and liabilities:
Receivables	1,155	(1,711)
Costs and estimated earnings in excess of billings on uncompleted contracts	11,528	(5,867)
Inventories	(4,528)	1,000
Prepaid expenses and other	2,166	1,918
Deposits and other	(183)	(122)
Accounts payable and accrued expenses	15,315	1,100
Due from/to related entities, net	(206)	(208)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,330	14,575
Liabilities for severance pay	1,145	(1,337)
Other long-term liabilities	(1,061)	—
Due from/to Parent	(107)	(867)

Net cash provided by operating activities	48,240	42,534

Cash flows from investing activities:
Return of investment in unconsolidated investments	3,516	30
Net change in restricted cash, cash equivalents and marketable securities	(11,315)	(17,233)
Cash received from sale of a subsidiary, net	19,594	—
Capital expenditures	(76,492)	(73,795)
Investment in unconsolidated company	(281)	—
Increase in severance pay fund asset, net of payments made to retired employees	(3)	(227)

Net cash used in investing activities	(64,981)	(91,225)

Cash flows from financing activities:
Proceeds from long-term loans	—	90,000
Proceeds from exercise of options by employees	—	32
Proceeds from revolving credit lines with banks	47,200	285,000
Repayment of revolving credit lines with banks	(22,700)	(305,000)
Repayments of long-term debt
Parent	—	(7,000)
Other	(5,478)	(1,590)
Deferred debt issuance costs	(22)	(1,281)
Cash dividends paid	(5,455)	(3,175)

Net cash provided by financing activities	13,545	56,986

Effect of exchange rate changes on cash and cash equivalents	—	23

Net change in cash and cash equivalents	(3,196)	8,318
Cash and cash equivalents at beginning of year	46,307	34,393

Cash and cash equivalents at end of year	$43,111	$42,711

Supplemental non-cash investing and financing activities:
Decrease in accounts payable related to purchases of property, plant and equipment	$(1,649)	$(4,722)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2010, and the consolidated results of operations and comprehensive income and the consolidated cash flows for the three-month periods ended March 31, 2010 and 2009.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements for the year ended December 31, 2009, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain comparative figures have been reclassified to conform to the current period presentation (see Note 7).

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2010 and December 31, 2009, the Company had deposits totaling $31,834,000 and $24,561,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account (after December 31, 2013, the deposits will be insured up to $100,000 per account). At March 31, 2010 and December 31, 2009, the Company’s deposits in foreign countries amounted to approximately $21,634,000 and $35,095,000, respectively.

At March 31, 2010 and December 31, 2009, accounts receivable related to operations in foreign countries amounted to approximately $27,655,000 and $30,761,000, respectively. At March 31, 2010 and December 31, 2009, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 47% and 61% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 25.5% and 17.9% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively. SCE is also the power purchaser and revenue source for the Company’s Mammoth complex, which is accounted for under the equity method.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 19.2% and 13.9% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Hawaii Electric Light Company accounted for 7.1% and 9.9% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 10.7% and 8.3% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively,

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2010

Accounting for Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). The adoption by the Company of this amendment on January 1, 2010 did not have any effect on the Company’s financial position, results of operations, or liquidity.

Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE removes the exception from applying the consolidation guidance within this amendment. This amendment requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The Company adopted this amendment on January 1, 2010. The impact of the adoption of this amendment on the Company’s condensed consolidated financial statements is disclosed in Note 5.

Updated Disclosure for Fair Value Measurements

In January 2010, the FASB updated the fair value measurements disclosures. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers. In addition, information about purchases, sales, issuances and settlements are required to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update became effective as of the first interim or annual reporting period beginning after December 15, 2009 (January 1, 2010 for the Company), except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company) and for interim reporting periods within those years. The adoption by the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company of the new guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements (see Note 6).

New accounting pronouncements effective in future periods

Accounting for Revenue Recognition

In October 2009, the FASB issued amendments to the accounting and disclosures for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (January 1, 2011 for the Company) with early adoption permitted, modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company is currently evaluating the potential impact, if any, of the adoption of this amendment on its consolidated financial statements.

NOTE 3 —	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Raw materials and purchased parts for assembly	$11,378	$7,322
Self-manufactured assembly parts and finished products	8,636	8,164

Total	$20,014	$15,486

NOTE 4 —	UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Mammoth	$27,294	$33,659
Sarulla	1,810	1,529

Total	$29,104	$35,188

The Mammoth Complex

The Company has a 50% interest in the Mammoth complex (“Mammoth”), located near the city of Mammoth, California. The purchase price was less than the underlying net equity of Mammoth by approximately $9.3 million. As such, the basis difference will be amortized over the remaining useful life of the property, plant and equipment and the power purchase agreements (“PPAs”), which range from 12 to 17 years. The Company operates and maintains the geothermal power plants under an operating and maintenance (“O&M”) agreement. The Company’s 50% ownership interest in Mammoth is accounted for under the equity method of accounting as the Company has the ability to exercise significant influence, but not control, over Mammoth.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The condensed financial position and results of operations of Mammoth are summarized below:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Condensed balance sheets:
Current assets	$8,046	$19,257
Non-current assets	63,168	64,728
Current liabilities	853	659
Non-current liabilities	3,258	3,196
Partners’ capital	67,103	80,130

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Condensed statements of operations:
Revenues	$5,065	$4,858
Gross margin	1,533	1,618
Net income	1,466	1,538
Company’s equity in income of Mammoth:
50% of Mammoth net income	$733	$769
Plus amortization of basis difference	148	148

	881	917
Less income taxes	(335)	(348)

Total	$546	$569

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing a geothermal power project in Indonesia with expected generating capacity of approximately 340 MW. The project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract with PT Pertamina Geothermal Energy (“PGE”). The project will be constructed in three phases over five years, with each phase utilizing the Company’s designed and supplied power generation units of 110 MW to 120 MW. The consortium is currently negotiating certain amendments to the energy sales contract, including an adjustment of commercial terms, and intends to proceed with the project after those amendments have become effective. On April 26, 2010, the parties agreed to change the price of the power sold under the energy sales contract.

The Company’s investment in the Sarulla project was not significant for each of the periods presented in these condensed consolidated financial statements.

NOTE 5 —	CONSOLIDATION GUIDANCE FOR VARIABLE INTEREST ENTITIES

Effective January 1, 2010, the Company adopted new accounting and disclosure guidance for variable interest entities (“VIEs”). Among other accounting and disclosure requirements, the new guidance requires the primary beneficiary of a VIE to be identified as the party that both (i) has the power to direct the activities of a VIE that most significantly impact its economic performance; and (ii) has an obligation to absorb losses or a

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

right to receive benefits that could potentially be significant to the VIE. The adoption of this new accounting guidance did not result in the Company consolidating any additional VIEs or deconsolidating any VIEs.

The Company evaluated all transactions and relationships with VIEs to determine whether the Company is the primary beneficiary of the entities in accordance with the guidance. The Company’s overall methodology for evaluating transactions and relationships under the VIE requirements includes the following two steps: (i) determining whether the entity meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

In performing the first step, the significant factors and judgments that the Company considers in making the determination as to whether an entity is a VIE include:

•	The design of the entity, including the nature of its risks and the purpose for which the entity was created, to determine the variability that the entity was designed to create and distribute to its interest holders;

•	The nature of the Company’s involvement with the entity;

•	Whether control of the entity may be achieved through arrangements that do not involve voting equity;

•	Whether there is sufficient equity investment at risk to finance the activities of the entity; and

•	Whether parties other than the equity holders have the obligation to absorb expected losses or the right to receive residual returns.

If the Company identifies a VIE based on the above considerations, it then performs the second step and evaluates whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments:

•	Whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•	Whether the Company has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company’s VIEs include certain of its wholly owned subsidiaries that own one or more power plants with long-term power purchase agreements (“PPAs”). In most cases, the PPAs require the utility to purchase substantially all of the plant’s electrical output over a significant portion of its estimated useful life. Most of the VIEs have associated project financing debt that is non-recourse to the general creditors of the Company, is collateralized by substantially all of the assets of the VIE and those of its wholly owned subsidiaries (also VIEs) and is fully and unconditionally guaranteed by such subsidiaries. The Company has concluded that such entities are VIEs primarily because the entities do not have sufficient equity at risk and/or subordinated financial support is provided through the long-term PPAs. The Company has evaluated each of its VIEs to determine the primary beneficiary by considering the party that has the power to direct the most significant activities of the entity. Such activities include, among others, construction of the power plant, operations and maintenance, dispatch of electricity, financing and strategy. The Company controls such activities at each of its VIEs and, therefore, is considered the primary beneficiary. The Company will perform an ongoing reassessment of the VIEs to determine the primary beneficiary and may be required to deconsolidate certain of its VIEs in the future. The Company has aggregated its consolidated VIEs into the following categories: (1) consolidated subsidiaries with project debt and (2) consolidated subsidiaries with PPAs.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classification, that were included in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Project Debt	PPAs

Assets:
Restricted cash, cash equivalents and marketable securities	$54,030	$—
Other current assets	51,363	8,365
Unconsolidated investments	27,294	—
Property, plant and equipment, net	826,520	445,405
Construction-in-process	41,478	1,127
Other long-term assets	56,854	—

Total assets	$1,057,539	$454,897

Liability:
Accounts payable and accrued expenses	$19,852	$4,439
Long-term debt	396,353	—
Other long-term liabilities	85,889	3,261

Total liabilities	$502,094	$7,700

	December 31, 2009
	Project Debt	PPAs

Assets:
Restricted cash, cash equivalents and marketable securities	$43,467	$—
Other current assets	58,037	1,459
Unconsolidated investments	33,659	—
Property, plant and equipment, net	866,024	89,822
Construction-in-process	12,151	239,799
Other long-term assets	58,282	—

Total assets	$1,071,620	$331,080

Liability:
Accounts payable and accrued expenses	$11,328	$1,749
Long-term debt	400,442	—
Other long-term liabilities	87,181	3,198

Total liabilities	$498,951	$4,947

NOTE 6 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

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

The following table sets forth certain fair value information at March 31, 2010 and December 31, 2009 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or
	Amortized
	Cost at
	March 31,	Fair Value at March 31, 2010
	2010	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$7,469	$7,469	$7,469	$—	$—
Derivatives*	—	441	—	441	—
Non-current assets:
Illiquid auction rate securities including restricted cash accounts) ($4.5 million par value), see below	4,110	3,068	—	—	3,068

	$11,579	$10,978	$7,469	$441	$3,068

	Cost or
	Amortized
	Cost at
	December 31,	Fair Value at December 31, 2009
	2009	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$20,227	$20,227	$20,227	$—	$—
Derivatives*	—	91	—	91	—
Non-current assets:
Illiquid auction rate securities including restricted cash accounts) ($4.5 million par value), see below	4,099	3,164	—	—	3,164
Liabilities:
Current liabilities:
Derivatives*	—	(32)	—	(32)	—

	$24,326	$23,450	$20,227	$59	$3,164

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

*	Derivatives represent foreign currency forward and option contracts which are valued primarily based on observable inputs including forward and spot prices for currencies.

The Company’s financial assets measured at fair value (including restricted cash accounts) at March 31, 2010 and December 31, 2009 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for the illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Company’s auction rate securities are valued using Level 3 inputs. As of March 31, 2010 and December 31, 2009, all of the Company’s auction rate securities are associated with failed auctions. Such securities have par values totaling $4.5 million at March 31, 2010 and December 31, 2009, all of which have been in a loss position since the fourth quarter of 2007. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities, the Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality; (v) estimates of the recovery rates in the event of default for each security; and (vi) overall capital market liquidity. These estimated fair values are subject to uncertainties that are difficult to predict. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

The table below sets forth a summary of the changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$3,164	$4,945
Sale of auction rate securities	—	—
Total unrealized gains (losses):
Included in net income	—	(280)
Included in other comprehensive income	(96)	—

Balance at end of period	$3,068	$4,665

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

The changes in other-than-temporary impairment losses in the three months ended March 31, 2010 were not material.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional impairment charges in the rest of 2010.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three-month period ended March 31, 2010.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)

Orzunil Senior Loans	$4.3	$5.3	$4.2	$5.2
Olkaria III Loan	98.0	96.6	99.5	99.5
Amatitlan Loan	40.6	41.1	40.6	41.1
Senior Secured Notes:
Ormat Funding Corp.(“OFC”)	132.0	132.0	146.3	146.3
OrCal Geothermal Inc.(“OrCal”)	105.5	103.7	105.8	105.8
Loan from institutional investors	18.6	20.0	18.6	20.0
Parent Loan	9.6	9.7	9.6	9.6

The fair value of OFC Senior Secured Notes is determined using observable market prices as these securities are traded. The fair value of other long-term debt is determined by a valuation model which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 —	DISCONTINUED OPERATIONS

In January 2010, a former shareholder of Geothermal Development Limited (“GDL”) exercised a call option to purchase from the Company its shares in GDL for approximately $2.8 million. In addition, the Company received $17.7 million to repay the loan a subsidiary of the Company provided to GDL to build the plant. The Company did not exercise its right of first refusal and, therefore, the Company transferred its shares in GDL to the former shareholder after the former shareholder paid all of GDL’s obligations to the Company. As a result, the Company s recorded a pre-tax gain of approximately $6.3 million in the three months ended March 31, 2010 ($3.8 million after-tax).

The net assets of GDL on January 1, 2010 were as follows:

(Dollars in
thousands)

Cash and cash equivalents	$871
Accounts receivables	434
Prepaid expenses and other	184
Property, plant and equipment	16,293
Accounts payables and accrued liabilities	(164)
Other comprehensive income — translation adjustments	(156)

Net assets	$17,462

The operations and gain on sale of GDL have been included in discontinued operations on the condensed consolidated statements of operations and comprehensive income for all periods prior to the sale of GDL in January 2010. Electricity revenues related to GDL were $64,000 and $578,000 during the three months ended March 31, 2010 and 2009, respectively. Basic and diluted earnings per share related to the $3.8 million after-tax gain on sale of GDL was $0.08. There was no impact on basic and diluted earnings per share related to income from discontinued operations during the three months ended March 31, 2010 and 2009.

NOTE 8 —	ELECTRICITY REVENUES AND COST OF REVENUES

The components of electricity revenues and cost of revenues are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Revenues:
Energy and capacity	$24,718	$23,772
Lease portion of energy and capacity	40,716	37,617
Lease income	671	671

	$66,105	$62,060

Cost of revenues:
Energy and capacity	$27,254	$22,898
Lease portion of energy and capacity	25,958	19,477
Lease income	1,311	1,311

	$54,523	$43,686

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 9 —	INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Parent	$180	$443
Interest related to sale of tax benefits	1,375	1,930
Other	9,773	6,732
Less — amount capitalized	(1,614)	(5,815)

	$9,714	$3,290

NOTE 10 —	EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders (“earnings per share”) is computed by dividing net income attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Weighted average number of shares used in computation of basic earnings per share	45,431	45,353
Add:
Additional shares from the assumed exercise of employee stock options	26	52

Weighted average number of shares used in computation of diluted earnings per share	45,457	45,405

The number of stock options that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been antidilutive was 2,048,750 and 1,953,670, respectively, for the three months ended March 31, 2010 and 2009.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)

Three Months Ended March 31, 2010:
Net revenues from external customers	$66,105	$16,549	$82,654
Intersegment revenues	—	7,194	7,194
Operating income (loss)	3,095	(890)	2,205
Segment assets at period end*	1,816,648	80,052	1,896,700
Three Months Ended March 31, 2009:
Net revenues from external customers	$62,060	$37,251	$99,311
Intersegment revenues	—	12,835	12,835
Operating income	10,825	7,920	18,745
Segment assets at period end*	1,651,351	76,843	1,728,194

*	Segment assets of the Electricity Segment include unconsolidated investments.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Operating income	$2,205	$18,745
Interest income	197	152
Interest expense, net	(9,714)	(3,290)
Foreign currency translation and transaction gains (losses)	434	(2,393)
Income attributable to sale of tax benefits	2,139	4,168
Other non-operating loss, net	(359)	(150)

Total consolidated income (loss) from continuing operations before income taxes and equity in income of investees	$(5,098)	$17,232

NOTE 12 —	CONTINGENCIES

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). All three complaints allege claims on behalf of a putative class of purchasers of Company stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. The complaints allege, inter alia, that the defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with U.S. GAAP; that these misstatements and/or nondisclosures resulted in overstatement of Company financial

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

results and/or artificially inflated the Company’s stock price; and that following the Company’s February 24, 2010 public announcement, the price of the Company’s stock declined. Each complaint seeks certification as a class action and unspecified compensatory damages plus interest as well as counsel fees and expert fees. The Company does not believe that these lawsuits have merit and intends to defend itself vigorously.

Stockholder Derivative Cases

Three stockholder derivative lawsuits have also been filed in connection with the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs. Two cases were filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe on March 16, 2010 and April 21, 2010 and the other in the United States District Court for the District of Nevada on March 29, 2010. All three lawsuits assert claims brought derivatively on behalf of the Company against certain of its officers and directors for alleged breach of fiduciary duty and other claims, including waste of corporate assets and unjust enrichment. The federal court derivative complaint seeks compensatory damages on behalf of the Company and both the federal and state court derivative complaints seek restitution from the defendants on behalf of the Company. The derivative complaints also seek other relief, including counsel fees. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

Other

The Company is a defendant in various legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

NOTE 13 —	CASH DIVIDENDS

On February 23, 2010, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $5.5 million ($0.12 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 16, 2010. Such dividend was paid on March 25, 2010.

NOTE 14 —	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2010 and 2009 was a tax benefit of 50.2% and tax expense of 19.9%, respectively which differs from the federal statutory rate of 35% primarily due to: (i) the benefit of production tax credits for qualified power plants placed in service since 2005; (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$4,931	$3,425
Additions based on tax positions taken
in prior years	253	964
Additions based on tax positions taken
in the current year	—	1,282
Decrease for settlements with taxing authorities	—	(740)

Balance at end of year	$5,184	$4,931

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 15 —	SUBSEQUENT EVENTS

Options grant

On April 16, 2010, the Company granted to employees 592,900 stock appreciation rights (“SARs”) under the Company’s 2004 Incentive Plan. The exercise price of each SAR is $29.95, which represented the fair market value of the Company’s common stock on the date of the grant. Such SARs will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

On May 6, 2010, the Company granted to a non-employee director non-qualified stock options, under the 2004 Incentive Plan, to purchase 7,500 shares of common stock at an exercise price of $29.21, which is equal to the closing price of the Company’s common stock on May 6, 2010 (since the Company released its quarterly results on May 5, 2010). Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant.

Cash Dividend

On May 5, 2010, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 18, 2010, payable on May 25, 2010.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	financial market conditions and the results of financing efforts;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements (PPAs) for our power plants;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2009 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, sell, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants, in most cases using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Product Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate. We have recently decided to expand our activities in the Electricity Segment to include the ownership and operation of power plants that produce electricity generated by solar-photovoltaic (PV) systems that we do not manufacture. In our Product Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal power plants in the United States, Guatemala, Kenya, and Nicaragua , as well as recovered energy generation (REG) power plants in the United States. During the three months ended

March 31, 2010 and 2009, our consolidated power plants generated 917,324 MWh and 875,668 MWh, respectively.

For the three months ended March 31, 2010, our Electricity Segment represented approximately 80.0% of our total revenues, while our Product Segment represented approximately 20.0% of our total revenues during such period.

For the three months ended March 31, 2010, our total revenues decreased by 16.8% (from $99.3 million to $82.7 million) over the same period last year.

Revenues from the Electricity Segment increased by 6.5%, while revenues from the Product Segment decreased by 55.6%.

For the three months ended March 31, 2010, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $66.1 million, compared to $62.1 million for the three months ended March 31, 2009. In addition, revenues from our 50% ownership of the Mammoth complex in the three months ended March 31, 2010 and 2009 were $2.5 million and $2.4 million, respectively. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. We believe that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth complex is accounted for in our consolidated financial statements under the equity method and the revenues are not included in our consolidated revenues for the three months ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, revenues attributable to our Product Segment were $16.5 million, compared to $37.3 million for the three months ended March 31, 2009, a decrease of 55.6%. The revenues in the Product Segment in 2009 were significantly higher primarily due to three large EPC contracts entered into for the construction of three large binary geothermal projects in 2009, namely the Blue Mountain project in Nevada, the Centennial Binary Plant in New Zealand, and the Las Paillas project in Costa Rica.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term PPAs. The price for electricity under all but one of our PPAs is effectively a fixed price at least through May 2012. The exception is the PPA of the Puna power plant. It has a monthly variable energy rate based on the local utility’s avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the three months ended March 31, 2010, the variable energy rate in the Puna power plant decreased significantly mainly as a result of lower oil prices, which in turn impacted the gross margin in our Electricity Segment. In the three months ended March 31, 2010, 88.1% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than average ambient temperatures, as described below under the heading “Seasonality”. Revenues attributable to our Product Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

•	On April 26, 2010, the Medco-Ormat-Itochu-Kyushu Consortium, which consists of Medco Energi Internasional Tbk, Ormat International Inc., our wholly owned subsidiary, Itochu Corporation and Kyushu Electric Power Co. Inc., signed the “Sarulla Project Joint Confirmation” with the state-owned Indonesian power company PT Perusahaan Listrik Negara (PLN) confirming an agreement on terms for amending the Energy Sales Contract (ESC), with the concession holder PT Pertamina Geothermal Energy (PGE), a wholly owned subsidiary of the Indonesian state-owned oil and gas company PT Pertamina (Persero), signing as witness. The ESC had been executed in December 2007 for the 330 MW net power Sarulla Geothermal Project. The Sarulla Project Joint Confirmation was signed during the opening ceremony of the World Geothermal Congress in Bali.

The parties have agreed to change the price of the power sold under the ESC to a levelized payment of 6.79 cents per kWh, whereby the tariff payable in the early years after commercial operation date shall be higher and shall be reduced in the later years. The parties have as well agreed on a 90-day schedule for resolving certain other contractual amendments for facilitation of project financing and for signing the resulting amended ESC. The modified tariff itself is subject to verification by the State Audit Agency for Development and approval from the Minister of Energy and Mineral Resources.

•	Since the beginning of 2010, we entered into new lease agreements covering approximately 46,000 acres of federal or private land in Nevada, Utah, Hawaii, and California.

•	In February 2010, we signed a letter of intent with Kenya Power and Lighting Co. Ltd. (KPLC), the off-taker, of the Olkaria III complex located in Naivasha, Kenya, to amend the existing PPA by expanding the Olkaria III complex by up to 52 MW within the framework of the existing PPA. The expansion is to be developed in two phases. Phase I will be comprised of 36 MW, to be completed within 3.5 years from finalizing the amendment to the existing PPA. An optional phase II may be comprised of up to 16 MW, to be completed within 4.5 years from finalizing the amendment to the existing PPA. The amendment to the existing PPA is subject to applicable governmental approvals and the consent of the lenders that provided the financing to the existing power plant.

•	In February 2010, we signed an agreement to acquire 100% of the membership interests in HSS II, LLC, which owns the Tuscarora Project in the northern Independence Valley of northeast Nevada. The project is in an advanced stage of development and has one successful well. We plan to construct and operate a geothermal plant on the site, the first phase of 16 MW of which is expected to become operational in 2012, and sell electricity under a new PPA which we signed with Nevada Power Company (a subsidiary of NV Energy, Inc).

•	In January 2010, the North Brawley geothermal power plant in California was placed in service and is currently operating at a stable capacity of 20 MW. Southern California Edison Company (Southern California Edison), the PPA off-taker, agreed to extend the firm operation date until March 31, 2011. This extension will give us time to bring the power plant’s generation to its full design capacity of 50MW.

•	In January 2010, we were awarded a geothermal exploration concession in Chile. The concession is on approximately 26,000 acres located to the north of the San Pablo/San Pedro twin volcanic complex in northern Chile and is close to access roads and to copper mines that could be potential users of the electricity. We plan to engage in preliminary testing and studies to assess the feasibility of the site for commercial development in accordance with the milestones set forth in the concession.

•	In January 2010, we sold our interest in GDL for NZ$3.5 million (approximately US$2.8 million), and we were repaid a loan we had made to GDL with an outstanding balance of NZ$24.3 million (approximately US$17.6 million).

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

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from fully-contracted long-term PPAs. We also intend to continue to pursue growth in our recovered energy business. We expect our Product Segment revenues in 2010 to be significantly lower than the 2009 revenues in such segment.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	The global recession resulting from the recent disruption in the global credit markets, failures or material business deterioration of investment banks, commercial banks, and other financial institutions and intermediaries in the United States and elsewhere around the world, significant reductions in asset values across businesses, households and individuals, and the slowdown in manufacturing and other business activity has also resulted in reduced worldwide demand for energy. If these conditions continue or worsen, they may adversely affect both our Electricity and Product Segments. Among other things, we might face: (i) potential declines in revenues in our Products Segment due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers; (ii) potential declines in revenues from some of our existing geothermal power projects as a result of curtailed electricity demand and low oil and gas prices; and (iii) potential adverse impacts on our customers’ ability to pay, when due, amounts payable to us. In addition, we may experience related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if our customers do not pay, or if we are unable to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws. In addition, the cost of obtaining financing for our project needs may increase or such financing may be more difficult to obtain.

•	Our primary focus continues to be the implementation of our organic growth through exploration, development, the construction of new projects and enhancements of existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We may look at acquisition opportunities that may arise.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Thirty-six states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and in which all of our U.S. geothermal projects are located) have adopted renewable portfolio standards (RPS), renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will outpace a possible reduction in general demand for energy due to the economic slow down and will continue to create opportunities for us to expand existing projects and build new power plants.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. Although federal legislation addressing climate change appears likely, several states and regions are

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

•	Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect competition from the wind and solar power generation industry to continue. The current demand for renewable energy is large enough that this increased competition has not materially impacted our ability to obtain new PPAs. However, the increase in competition and in the amount of renewable energy under contract may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will continue to be a leading source of renewable energy in areas with commercially viable geothermal resources.

•	We expect increased competition from binary power plant equipment suppliers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, which is in excess of 90%, an increase in competition may lead to a reduction in prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

•	We also expect increased competition from new developers which may impact the prices and availability of new leases for geothermal resource.

•	While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new PPAs and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of a geothermal resource depends on various factors such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our PPAs as a result of such decrease in availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance for most of our foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	On May 5, 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes would limit the ability of U.S. corporations to deduct expenses attributable to offshore earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering a requirement to pay U.S. income tax. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws may increase our U.S. income tax liability and adversely affect our profitability.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policies Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 power plant, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPAs, which could have an adverse effect on our revenues.

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

Our PPAs generally provide for the payment of energy payments, or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our PPAs provide for bonus payments in the event that we are able to exceed certain target levels and the potential forfeiture of payments if we fail to meet minimum target levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser’s short run avoided costs (the incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others). Our more recent PPAs generally provide for energy payments along with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.

The prices paid for electricity pursuant to the PPA of the Puna power plant are tied to the price of oil. Accordingly, our revenues for that power plant, which accounted for approximately 7.1% of our total revenues for the three-month period ended March 31, 2010 may be volatile.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenues
Electricity Segment	$66,105	$62,060	80.0%	62.5%
Product Segment	16,549	37,251	20.0	37.5

Total	$82,654	$99,311	100.0%	100.0%

Geographical Breakdown of Revenues

For the three months ended March 31, 2010, 72.0% of our revenues attributable to our Electricity Segment were generated in the United States, compared to 73.1% for the same period in 2009.

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009

United States	$47,589	$45,357	72.0%	73.1%
Foreign	18,516	16,703	28.0	26.9

Total	$66,105	$62,060	100.0%	100.0%

For the three months ended March 31, 2010, 14.4% of our revenues attributable to our Product Segment were generated in the United States, compared to 62.2% for the same period in 2009.

A discussion of the reasons for these changes in the geographical breakdown of our revenues is provided further below.

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices paid for electricity under the PPAs with Southern California Edison Company (Southern California Edison) for the Heber 1 and 2 plants, the Mammoth complex and the Ormesa complex and the prices that will be paid for the electricity under the PPA for the North Brawley project are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the PPAs of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our electricity revenues are generally higher in the summer than in the winter.

Breakdown of Cost of Revenues

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the three months ended March 31, 2010, royalties constituted approximately 3.0% of the Electricity Segment revenues, compared to approximately 4.0% for the same period in 2009.

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

Cash and Cash Equivalents

Our cash and cash equivalents as of March 31, 2010 decreased to $43.1 million from $46.3 million as of December 31, 2009. This decrease is principally due to our use of $76.5 million of cash resources to fund capital expenditures, and $5.5 million to repay long-term debt to third parties. The decrease in our cash resources was partially offset by a net increase of $24.5 million in amounts drawn under revolving credit lines with commercial banks, and $48.2 million derived from operating activities during the first quarter of 2010. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of March 31, 2010 was $362.5 million, as described below in the section entitled “Liquidity and Capital

Resources”, of which we utilized $220.9 million (including $62.4 million of letters of credit) as of March 31, 2010.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

On January 1, 2010, we adopted the amended consolidation guidance for variable interest entities. As to the impact of the adoption of this amendment on the consolidated financial statements and the additional disclosure in such consolidated financial statements, see Note 5 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report.

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

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)

Statements of Operations Historical Data:
Revenues:
Electricity	$66,105	$62,060
Product	16,549	37,251

	82,654	99,311

Cost of revenues:
Electricity	54,523	43,686
Product	12,437	24,243

	66,960	67,929

Gross margin:
Electricity	11,582	18,374
Product	4,112	13,008

	15,694	31,382
Operating expenses:
Research and development expenses	3,267	801
Selling and marketing expenses	3,202	4,301
General and administrative expenses	7,020	7,535

Operating income	2,205	18,745
Other income (expense):
Interest income	197	152
Interest expense, net	(9,714)	(3,290)
Foreign currency translation and transaction gains (losses)	434	(2,393)
Income attributable to sale of tax benefits	2,139	4,168
Other non-operating loss, net	(359)	(150)

Income (loss) from continuing operations before income taxes and equity in income of investees	(5,098)	17,232
Income tax benefit (provision)	2,557	(3,429)
Equity in income of investees, net	546	550

Income (loss) from continuing operations	(1,995)	14,353
Discontinued operations:
Income from discontinued operations, net of related tax of $6 and $60, respectively	14	153
Gain on sale of of a subsidiary in New Zealand, net of related tax of $2,570	3,766	—

Net income	1,785	14,506
Net loss attributable to noncontrolling interest	53	79

Net income attributable to the Company’s stockholders	$1,838	$14,585

Earnings (loss) per share — basic and diluted:
Income (loss) from continuing operations	$(0.04)	$0.32
Income from discontinued operations	0.08	—

Net income	$0.04	$0.32

Weighted average number of shares used in computation of earnings (loss) per share:
Basic	45,431	45,353

Diluted	45,457	45,405

	Three Months Ended March 31,
	2010	2009

Statements of Operations Percentage Data:
Revenues:
Electricity	80.0%	62.5%
Product	20.0	37.5

	100.0	100.0

Cost of revenues:
Electricity	82.5	70.4
Product	75.2	65.1

	81.0	68.4

Gross margin:
Electricity	17.5	29.6
Product	24.8	34.9

	19.0	31.6
Operating expenses:
Research and development expenses	4.0	0.8
Selling and marketing expenses	3.9	4.3
General and administrative expenses	8.5	7.6
Operating income	2.7	18.9
Other income (expense):
Interest income	0.2	0.2
Interest expense, net	(11.8)	(3.3)
Foreign currency translation and transaction gains (losses)	0.5	(2.4)
Income attributable to sale of tax benefits	2.6	4.2
Other non-operating loss, net	(0.4)	(0.2)

Income (loss) from continuing operations before income taxes and equity in income of investees	(6.2)	17.4
Income tax benefit (provision)	3.1	(3.5)
Equity in income of investees, net	0.7	0.6

Income (loss) from continuing operations	(2.4)	14.5
Discontinued operations:
Income from discontinued operations, net of related tax	0.0	0.2
Gain on sale of of a subsidiary in New Zealand, net of related tax	4.6	0.0

Net income	2.2	14.6
Net loss attributable to noncontrolling interest	0.1	0.1

Net income attributable to the Company’s stockholders	2.2%	14.7%

Comparison of the Three Months Ended March 31, 2010 and the Three Months Ended March 31, 2009

Total Revenues

Total revenues for the three months ended March 31, 2010 were $82.7 million, compared with $99.3 million for the three months ended March 31, 2009, which represented a 16.8% decrease in total revenues. This decrease is attributable to reduced Product Segment revenues, which decreased by 55.6% from the same period in 2009 (for the reasons discussed above and below). Revenues from our Electricity Segment increased by 6.5% from the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended March 31, 2010 were $66.1 million, compared to $62.1 million for the three months ended March 31, 2009, which represented a 6.5% increase in such revenues. This increase is a result of increased electricity generation at most of our power plants (with the exception of our Puna power plant) from 875,668 MWh in the three months ended March 31, 2009 to 917,882 MWh in the three months ended March 31, 2010. The single most significant contributor to the increase in our electricity generation was the placement in service of our North Brawley power plant in January 2010. This increase in generation was offset by a decrease in the generating capacity of the Puna power plant due to mechanical problems in the production wells that limited the generating capacity to 17 MW. Based on the progress that was made in repair work in the Puna power plant, we expect its revenues to improve in the second quarter of 2010. The increase in our electricity segment revenues is also attributable to a slight increase in the average revenue rate of our electricity portfolio from $71 per MWh in the first quarter of 2009 to $72 per MWh in the first quarter of 2010.

Product Segment

Revenues attributable to our Product Segment for the three months ended March 31, 2010 were $16.5 million, compared to $37.3 million for the three months ended March 31, 2009, which represented a 55.6% decrease in such revenues. This reduction in our product revenue reflects the completion of the Blue Mountain project in Nevada, which was primarily responsible for our significantly higher revenues in the same period last year. We expect this downward fluctuation to affect revenues from our Product Segment throughout this year.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2010 was $67.0 million, compared to $67.9 million for the three months ended March 31, 2009, which represented a 1.4% decrease in total cost of revenues. This decrease is attributable to a decrease in our Product Segment cost of revenues, as discussed below. The decrease was partially offset by an increase in our Electricity Segment cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2010 was 81.0% compared with 68.4% for the same period in 2009. This increase reflects a decrease in our gross margin, which is mainly attributable to the decrease in our Product Segment revenues and an increase in our Electricity Segment cost of revenues.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2010 was $54.5 million, which includes $9.5 million (including depreciation) related to the North Brawley power plant, compared to $43.7 million for the three months ended March 31, 2009, which represented a 24.8% increase in total cost of revenues for such segment. The increase over the same period last year is mainly attributable to our North Brawley power plant which was placed in service in January 2010. We have incurred high fixed costs (including depreciation) associated with a 50 MW power plant, even though the North Brawley power plant performed at less than 50% of its generating capacity. The higher costs in the North Brawley power plant increased the cost per MWh in the current quarter compared to the first quarter of 2009. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2010 was 82.5%, compared to 70.4% for the three months ended March 31, 2009. We expect this trend to continue during the remainder of 2010.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended March 31, 2010 was $12.4 million, compared to $24.2 million for the three months ended March 31, 2009, which represented a 48.7% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in revenues associated with the completion of the Blue Mountain project in Nevada, described above. Despite the decrease in the Product Segment cost of revenues, as a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended March 31, 2010 was 75.2%, compared to 65.1% for the three months ended March 31, 2009. This increase reflects a decrease in our gross margin, which is mainly attributable to the lower volume of the Product Segment revenues.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2010 were $3.3 million, compared to $0.8 million for the three months ended March 31, 2009, which represented a 307.9% increase. Our research and development activities during the three months ended March 31, 2010 included: (i) an experimental REG plant specifically designed to use the residual energy from the vaporization process at liquefied natural gas regasification terminals; (ii) enhanced geothermal systems (EGS); and (iii) development of a solar thermal system for the production of electricity. The large percentage increase is primarily attributable to the costs related to the experimental REG plant in the amount of $2.6 million (in addition to $7.5 million recorded in the year ended December 31, 2009), that include developing and building a unit at a customer’s premises in Spain. If the development of the unit is not successful we will have to remove the unit from the customer’s site. If the unit operates successfully and passes acceptance tests, we will be paid by the customer an amount of approximately $16.0 million which will be recognized as revenue upon acceptance by the customer. The research and development expenses are net of grants from the U.S Department of Energy (DOE) in the amount of $0.1 million with respect to the EGS project.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2010 were $3.2 million, compared to $4.3 million for the three months ended March 31, 2009, which represented a 25.6% decrease. The decrease was due primarily to the decrease in Product Segment revenues. Selling and marketing expenses for the three months ended March 31, 2010 constituted 3.9% of total revenues for such period compared to 4.3% for the three months ended March 31, 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 were $7.0 million, compared to $7.5 million for the three months ended March 31, 2009, which represented a 6.8% decrease. General and administrative expenses for the three months ended March 31, 2010 constituted 8.5% of total revenues for such period, compared to 7.6% for the three months ended March 31, 2009.

Operating Income

Operating income for the three months ended March 31, 2010 was $2.2 million, compared to $18.7 million for the three months ended March 31, 2009. Such decrease in operating income was principally attributable to a decrease in the total gross margin due to the decrease in Product Segment revenues and the increase in Electricity Segment cost of revenues. Operating income attributable to our Electricity Segment for the three months ended March 31, 2010 was $3.1 million, compared to $10.9 million for the three months ended March 31, 2009, mainly due to the increase in electricity cost of revenues, as explained above. Operating loss attributable to our Product Segment for the three months ended March 31, 2010 was $0.9 million, compared to operating income of $7.9 million for the three months ended March 31, 2009, mainly due to the decrease in product revenues, as explained above.

Interest Income

Interest income for each of the three months ended March 31, 2010 and 2009 was $0.2 million. Interest income includes interest payable on investments included in cash and cash equivalents, marketable securities and restricted cash.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2010 was $9.7 million, compared to $3.3 million for the three months ended March 31, 2009, which represented a 195.3% increase. The $6.4 million increase is primarily due to: (i) a decrease of $4.2 million in interest capitalized to projects as a result of decreased costs for projects under construction primarily due to the commencement of commercial operations of our North Brawley power plant in January 2010; (ii) an increase in interest expenses related to our long-term project finance loans of the Olkaria III and Amatitlan power plants; (iii) borrowings under our revolving credit lines with banks; and (iv) loan agreements with two groups of institutional investors and a commercial bank. The increase was partially offset by a decrease in interest related to the sale of tax benefits in connection with the acquisition of a thirty percent interest in the Class B membership units of OPC in the fourth quarter of 2009 by Ormat Nevada, as well as principal repayments.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the three months ended March 31, 2010 were $0.4 million, compared to foreign currency translation and transaction losses of $2.4 million for the three months ended March 31, 2009. The $2.8 million increase is primarily due to losses on forward foreign exchange transactions which do not qualify as hedge transactions for accounting purposes for the three months ended March 31, 2009, compared to gains in the three months ended March 31, 2010.

Income Attributable to Sale of Tax Benefits

Income from the sale of tax benefits to institutional equity investors (as described in the “OPC Transaction”) for the three months ended March 31, 2010 was $2.1 million, compared to $4.2 million for the three months ended March 31, 2009. This income represents the value of production tax credits (PTCs) and taxable income or loss generated by OPC and allocated to the investors. The decrease is due to lower depreciation for tax purposes as a result of declining depreciation rates utilizing the Modified Accelerated Cost Recovery System (MACRS) and to our purchase of Class B membership units of OPC from Lehman-OPC.

Income Taxes

Income tax benefit for the three months ended March 31, 2010 was $2.6 million, compared to income tax provision of $3.4 million for the three months ended March 31, 2009. The effective tax rate for the three months ended March 31, 2010 and 2009 was 50.2% and 19.9%, respectively. The increase in the effective tax rate primarily resulted from a higher impact of production tax credits on the effective tax rate for the quarter ended March 31, 2010 due to a decrease in our annual forecasted pre-tax income, which will result in an annual tax benefit.

Equity in Income of Investees

Our participation in the income generated from our investees in each of the three months ended March 31, 2010 and 2009 was $0.6 million. The amount is derived mainly from our 50% ownership of the Mammoth complex.

Income (Loss) from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2010 was $2.0 million, compared to income from continuing operations of $14.3 million for the three months ended March 31, 2009. Such decrease in income from continuing operations was principally attributable to: (i) a decrease of $16.5 million in operating income; (ii) a $6.4 million increase in interest expense; and (iii) a $2.1 million decrease in income attributable to the sale of tax benefits. This was partially offset by: (i) a $2.8 million increase in foreign currency transaction and translation gains; and (ii) a $6.0 million decrease in income tax provision.

Discontinued Operations

In January 2010, a former shareholder of GDL exercised a call option to purchase from us our shares in GDL for approximately $2.8 million. We did not exercise our right of first refusal and, therefore, we transferred our shares in GDL to the former shareholder. As a result, we recorded an after-tax gain of $3.8 million in the three months ended March 31, 2010. The operations of GDL have been included in discontinued operations for all periods prior to the sale of GDL.

Net Income

Net income for the three months ended March 31, 2010 was $1.8 million, compared to $14.5 million for the three months ended March 31, 2009. Such decrease in net income was principally attributable to the decrease in income from continuing operations in the amount of $16.5 million, as discussed above, partially offset by the gain on the sale of shares in GDL in the amount of $3.8 million, net of related income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, the issuance of our common stock in public and private offerings, proceeds from third party debt in the form of borrowings under credit facilities, issuance by Ormat Funding Corp. (OFC) and OrCal Geothermal Inc. (OrCal) of their respective Senior Secured Notes and project financing (including the Puna lease and the OPC Transaction described below) and we have utilized this cash to fund our acquisitions, develop and construct power generation plants, and meet our other cash and liquidity needs.

As of March 31, 2010, we have access to the following sources of funds: (i) $43.1 million in cash and cash equivalents; and (ii) $141.6 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the rest of 2010 include approximately $264.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $56.4 million for debt repayment (including to our parent).

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

Loan Agreements with our Parent

Under a loan agreement with Ormat Industries Ltd. (our parent company), it agreed to make a loan to us in one or more advances not exceeding a total aggregate amount of $150.0 million. The proceeds of the loan were used to fund our general corporate activities and investments. We are required to repay the loan and accrued interest in full and in accordance with an agreed-upon repayment schedule and in any event on or prior to June 5, 2010. Interest on the loan is calculated on the balance from the date of the receipt of each advance until the date of payment thereof at a fixed rate of 7.5% per annum. All computations of interest are made by Ormat Industries Ltd. on the basis of a year consisting of 360 days. As of March 31, 2010 and December 31, 2009, the outstanding balance of the loan was $9.6 million.

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

Non-Recourse and Limited-Recourse Third Party Debt

OFC Senior Secured Notes — Non Recourse

On February 13, 2004, OFC, one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A power plants, and the financing of the acquisition cost of the Steamboat 2/3 power plants. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2010, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of March 31, 2010, there were $146.3 million of OFC Senior Secured Notes outstanding.

OrCal Secured Notes — Non-Recourse

On December 8, 2005, OrCal, one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, for the purpose of refinancing the acquisition cost of the Heber power plants. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2010, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of March 31, 2010, there were $105.8 million of OrCal Senior Secured Notes outstanding.

Olkaria III Loan — Non-Recourse

OrPower 4, Inc. (OrPower 4), has a project financing loan of $105.0 million which refinanced its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. The loan was provided by a group of European Development Finance Institutions (DFIs) arranged by DEG — Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The loan will mature on December 15, 2018, and will be payable in 19 equal semi-annual installments, commencing December 15, 2009. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on $77.0 million of the loan at 6.90% per annum. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. As of March 31, 2010, OrPower 4 was in compliance with the covenants under the loan. As of March 31, 2010, $99.5 million of the Olkaria III loan was outstanding.

Amatitlan Loan — Non-Recourse

Ortitlan Limitada (Ortitlan), entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. (TCW). The loan will mature on June 15, 2016, and will be payable in 28 quarterly installments, commencing September 15, 2009. The annual interest rate on the loan is 9.83%, but the effective cost for us is approximately 8%, due to the elimination, following the refinancing, of the political risk insurance premiums that we had been paying on our equity investment in the project. There are various restrictive covenants under the loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. Management believes that as of March 31, 2010, Ortitlan was in compliance with the covenants under the loan. As of March 31, 2010, $40.6 million of the Amatitlan loan was outstanding.

Senior Loans from International Finance Corporation (IFC) and Commonwealth Development Corporation (CDC) — (The Zunil Power Plant) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has senior loan agreements with IFC and CDC. The loan from IFC, of which $2.9 million was outstanding as of March 31, 2010, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. The loan from CDC, of which $1.3 million was outstanding as of March 31, 2010, has a fixed annual interest rate of 10.300%, and matures on August 15, 2010. There are various restrictive covenants under the Senior Loans, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of March 31, 2010, Orzunil was in compliance with the covenants under these senior loans.

New Financing of Our Projects

Financing of the North Brawley Power Plant

As a result of the recent ARRA, we intend to refinance the equity invested in the North Brawley power plant partially with a cash grant available to us under the ARRA and with long-term debt of approximately $100.0 million that we are currently negotiating with a financial institution.

Full-Recourse Third Party Debt

In December 2008, our subsidiary, Ormat Nevada Inc. (Ormat Nevada), entered into an amendment of its credit agreement with Union Bank, N.A. (Union Bank), extending the final maturity of the facility and increasing its total amount to $37.5 million. Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

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

As of March 31, 2010, letters of credit in the amount of $30.0 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with six commercial banks for an aggregate amount of $325.0 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems Ltd., can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. The credit agreements mature between June 2010 and October 2011.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of March 31, 2010, loans in the amount of $158.5 million were outstanding, and letters of credit in the total amount of 32.5 million remain issued and outstanding under such credit agreements.

We have a $20.0 million term loan with a group of financial institutions, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears annual interest of 6.5%. As of March 31, 2010, $18.6 million was outstanding under this loan.

We have a $20.0 million term loan with a group of financial institutions, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of March 31, 2010, $20.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, and is payable in 10 semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of March 31, 2010, $50.0 million was outstanding under this loan.

Our obligations under the credit and loan agreements, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio and a debt to equity ratio. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

Two commercial banks have issued such performance letters of credit in favor of our customers from time to time. As of March 31, 2010, such banks have agreed to make available to us letters of credit totaling $60.9 million. As of such date, such banks have issued letters of credit in the amount of $43.8 million. These letters of credit were not issued under the credit agreements discussed under “Full-Recourse Third Party Debt” above.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and six other commercial banks as described above under “Full-Recourse Third Party Debt”. As of March 31, 2010, nine letters of credit in the amount of $62.4 million remained issued and outstanding under the Union Bank credit agreement.

Puna Project Lease Transactions

On May 19, 2005, our subsidiary in Hawaii, Puna Geothermal Venture (PGV), entered into a transaction involving the Puna geothermal power plant located on the Big Island of Hawaii. The transaction was concluded with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction relating to two new geothermal wells that PGV drilled in the second half of 2005 (for production and injection) was completed on December 30, 2005. Pursuant to a 31-year head lease, PGV leased its geothermal power plant to the abovementioned financing parties in return for deferred lease payments by such financing parties to PGV in the aggregate amount of $83.0 million.

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

Liquidity Impact of Uncertain Tax positions

As discussed in Note 14 to our Condensed Consolidated Financial Statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.2 million as of March 31, 2010. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but believe that the ultimate settlement of our obligations will not materially affect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date

May 6, 2008	$0.05	May 20, 2008	May 27, 2008
August 5, 2008	$0.05	August 19, 2008	August 29, 2008
November 5, 2008	$0.05	November 19, 2008	December 2, 2008
February 24, 2009	$0.07	March 16, 2009	March 26, 2009
May 8, 2009	$0.06	May 20, 2009	May 27, 2009
August 5, 2009	$0.06	August 18, 2009	August 27, 2009
November 4, 2009	$0.06	November 18, 2009	December 1, 2009
February 23, 2010	$0.12	March 16, 2010	March 25, 2010
May 5, 2010	$0.05	May 18, 2010	May 25, 2010

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$48,240	$42,534
Net cash used in investing activities	(64,981)	(91,225)
Net cash provided by financing activities	13,545	56,986
Translation adjustments on cash and cash equivalents	—	23
Net change in cash and cash equivalents	(3,196)	8,318

For the Three Months ended March 31, 2010

Net cash provided by operating activities for the three months ended March 31, 2010 was $48.2 million, compared to $42.5 million for the three months ended March 31, 2009. The net increase of $5.7 million resulted primarily from: (i) a net decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $15.9 million in the three months ended March 31, 2010, compared to a net decrease of $8.7 million in the three months ended March 31, 2009; and (ii) an increase in accounts payable and accrued expenses of $15.3 million in the three months ended March 31, 2010, compared to an increase of $1.1 million in the three months ended March 31, 2009. Such increase was partially offset by: (i) the decrease in net income to $1.8 million in the three months ended March 31, 2010, from $14.5 million in the three months ended March 31, 2009, mainly as a result of the decrease in operating income, as described above; and (ii) a gain on sale of GDL of $6.3 million in the three months ended March 31, 2010.

Net cash used in investing activities for the three months ended March 31, 2010 was $65.0 million, compared to $91.2 million for the three months ended March 31, 2009. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2010 were capital expenditures of $76.5 million, primarily for our facilities under construction, and a $11.3 million increase in restricted cash, cash equivalents and marketable securities, which was offset by $19.6 million cash received from the sale of GDL. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2009 were capital expenditures of $73.8 million, primarily for our power facilities under construction, and an $17.2 million increase in restricted cash, cash equivalents and marketable securities.

Net cash provided by financing activities for the three months ended March 31, 2010 was $13.5 million, compared to $57.0 million for the three months ended March 31, 2009. The principal factor that affected the net cash provided by financing activities during the three months ended March 31, 2010 was $24.5 million drawn under revolving lines of credit from banks, which was offset by: (i) the repayment of long-term debt in the amount of $5.5 million; and (ii) the payment of a dividend to our shareholders in the amount of $5.5 million. The principal factor that affected our net cash provided by financing activities during the three months ended March 31, 2009 was the receipt of proceeds of $90.0 million from the Olkaria III Loans, which was offset by: (i) the repayment of revolving lines of credit from banks in the amount of $20.0 million, (ii) the repayment of debt to our parent in the amount of $7.0 million; (iii) the payment of a dividend to our shareholders in the amount of $3.2 million; and (iv) the repayment of long-term debt in the amount of $1.6 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2010 was $32.1 million compared to $37.4 million for the three months ended March 31, 2009. Adjusted EBITDA includes consolidated EBITDA and our share in the interest, taxes, depreciation and amortization related to our unconsolidated 50% interest in the Mammoth complex.

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

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$48,240	$42,534
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	9,021	2,391
Interest income	(197)	(152)
Income tax provision	19	3,489
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	(26,006)	(11,896)

EBITDA	31,077	36,366
Interest, taxes, depreciation and amortization attributable to the Company’s equity in Mammoth-Pacific L.P.	973	989

Adjusted EBITDA	$32,050	$37,355

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

Puna Project  An enhancement program for the Puna project is underway to increase the output of the project by an estimated 8 MW and improve the performance of the wellfield. The enhancement includes recompletion of the major production and injection wells and the construction of two additional OEC units. Permits to start construction have been obtained and site construction has begun. Equipment manufacturing has been completed. We signed a memorandum of understanding with Hawaii Electric Light Company for the sale of additional electrical power from the Puna project and we are currently negotiating the final terms of the PPA. Commercial operation of the power plant is expected in 2010.

East Brawley Project  We have begun construction and manufacturing of equipment for an additional 30 MW plant in the Brawley Known Geothermal Area in Imperial County, California, adjacent to the North Brawley project. We have already drilled several commercial size wells that we plan to utilize for this project, and are otherwise awaiting the required construction permits. However, at this point in time, and until the North Brawley power plant is stabilized, we are examining the possibility of using the East Brawley wells on a temporary basis for the benefit of the North Brawley power plant as part of our ongoing efforts to bring the North Brawley power plant from its current operational level of approximately 20 MW to its full design capacity of 50 MW. Any such use would be subject to obtaining appropriate permits and, if effected, would be discontinued once the North Brawley power plant is otherwise stabilized at an acceptable operational level.

GRE Project  We completed the construction of a 5.5 MW recovered energy generation project for Great River Energy, which will be located along the Northern Border pipeline in Martin County, Minnesota. We signed a 20-year PPA with Great River Energy. Plant interconnection to the utility grid line is expected to take place in the second quarter of 2010. Commercial operation will commence shortly thereafter.

Jersey Valley Project  We are currently constructing the Jersey Valley project on Bureau of Land Management leases located in Churchill County, Nevada. We plan to build the project with two units. Field development for the 15MW first phase has been completed. Production of the power generating unit is completed and shipment is on its way. We are in the process of applying for construction permits. Commercial operation of the first phase is expected at the end of 2010.

McGinness Hills Project  We are currently developing the 30 MW McGinness Hills project on Bureau of Land Management leases located in Lander County, Nevada. Basic well field site preparation has been completed and permits to drill have been obtained. Two production wells have been drilled and drilling for additional wells has begun. We are progressing with the preparation of the required construction permits. We signed a 20-year PPA with Nevada Power Company. Commercial operation of the power plant is expected in 2012. Nevada Power Company’s obligation to purchase electricity under the McGinness Hills PPA is subject to the approval by the Public Utility Commission of Nevada (PUCN) of a north-south transmission line in Nevada that will allow Nevada Power Company to take delivery of, and receive credit for renewable generation in the north part of the state and deliver such electricity to the southern part of the state. The PUCN is reviewing the north-south transmission line as part of Nevada Power Company’s triennial Integrated Resource Plan, which is currently in the discovery phase.

Tuscarora Project  We are currently developing the 16 MW Tuscarora project on private and Bureau of Land Management leases located in Elko County, Nevada. The land, when acquired, contained a drilled production well and we are continuing with field development work. We signed a 20-year PPA with Nevada Power Company. Commercial operation of the power plant is expected in 2012. Nevada Power Company’s obligation to purchase electricity under the Tuscarora PPA is subject to the approval by the PUCN of a north-south transmission line in Nevada that will allow Nevada Power Company to take delivery of, and receive credit for renewable generation in the north part of the state and deliver such electricity to the southern part of the state. The PUCN is reviewing the north-south transmission line as part of Nevada Power Company’s triennial Integrated Resource Plan, which is currently in the discovery phase.

Carson Lake  We are currently developing the 20 MW Carson Lake project on Bureau of Land Management leases located in Churchill County, Nevada. Our initial joint venture with Nevada Power Company for this project contemplated a larger project. We are in preliminary discussions to address the implications of a smaller project. The project is expected to start commercial operation in 2013.

We have estimated approximately $670 million for construction of new projects that are still under construction and have invested approximately $192 million of such estimate as of March 31, 2010. We expect to invest approximately $180 million for these power plants in the rest of 2010 (including the North Brawley power plant).

In addition, we expect to invest approximately $50 million in the rest of 2010 in new projects under development. In addition, our operating power plants have capital expenditure requirements for the rest of 2010 of approximately $15 million. We have various leases for geothermal resources, in which we have started exploration activity, for a total investment amount of approximately $16 million for the rest of 2010 and we also plan to invest approximately $3 million in our production facilities.

Exposure to Market Risks

While, based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain. A prolonged economic slowdown could reduce worldwide demand for energy, including our geothermal energy, REG and other products.

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

As of March 31, 2010, 61.0% of our consolidated long-term debt (including amounts owed to our parent) was in the form of fixed rate securities, and therefore, not subject to interest rate volatility risk. As of such date, 39.0% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of March 31, 2010, $254.9 million of our debt remained subject to some floating rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

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

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the New Israeli Shekel (NIS). Risks attributable to fluctuations in currency exchange rates can arise when any of our foreign subsidiaries borrows funds or incurs operating or other expenses in one type of currency but receives revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Through most of 2009, we did not use any material foreign currency exchange contracts or other derivative instruments to reduce our exposure to this risk. Currently, we have forward and option contracts in place to reduce our foreign currency exposure, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Southern California Edison accounted for 25.5% and 17.9% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth power plants, which we account for separately under the equity method of accounting.

Hawaii Electric Light Company accounted for 7.1% and 9.9% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.

Sierra Pacific Power Company and Nevada Power Company accounted for 19.2% and 13.9% of our total revenues for the three months ended March 31, 2010 and 2009, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 10.7% and 8.3% of the Company’s total revenues for the three months ended March 31, 2010 and 2009, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the recently enacted ARRA. We are permitted to claim 30% of the cost of each new geothermal power plant in the United States as an ITC against our federal income taxes. Alternatively, we are permitted to claim a PTC, which in 2010 is 2.2 cents per kWh and which is adjusted annually for inflation. The PTC may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the project must choose between the PTC and the 30% ITC described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the PTC or the ITC, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If we claim the ITC, our “tax basis” in the plant that we can recover through depreciation must be reduced by half of the tax credit. If we claim a PTC, there is no reduction in the tax basis for depreciation. Companies that begin construction on, or place in service qualifying renewable energy facilities, during 2009 or 2010 may choose to apply for a cash grant from the U.S. Department of Treasury in an amount equal to the ITC. Under the ARRA, the

U.S. Department of Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

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

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the Exchange Act). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the Securities Act). All three complaints allege claims on behalf of a putative class of purchasers of Company stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. The complaints allege, inter alia, that the defendants made false and/or misleading statements and/or failed to make disclosures regarding the Company’s financial results and compliance with Generally Accepted Accounting Principles (GAAP); that these misstatements and/or nondisclosures resulted in overstatement of Company financial results and/or artificially inflated the Company’s stock price; and that following the Company’s February 24, 2010 public announcement, the price of the Company’s stock declined. Each complaint seeks certification as a class action and unspecified compensatory damages plus interest as well as counsel fees and expert fees. The Company does not believe that these lawsuits have merit and intends to defend itself vigorously.

Stockholder Derivative Cases

Three stockholder derivative lawsuits have also been filed in connection with the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs. Two cases were filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe on March 16, 2010 and April 21, 2010 and the other in the United States District Court for the District of Nevada on March 29, 2010. All three lawsuits assert claims brought derivatively on behalf of the Company against certain of its officers and directors for alleged breach of fiduciary duty and other claims, including waste of corporate assets and unjust enrichment. The federal court derivative complaint seeks compensatory damages on behalf of the Company and both the federal and state court derivative complaints seek restitution from the defendants on behalf of the Company. The derivative complaints also seek other relief, including counsel fees. The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously In addition, from time to time, we (and our subsidiaries) are named as a party to various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of our (and their) business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves in accordance with accounting principles generally accepted in the U.S. We do not believe that any of these proceedings, individually or in the aggregate, would materially and adversely affect our business, financial condition, future results and cash flows.

Other

The Company is a defendant in various legal and regulatory proceedings in the ordinary course of business. It is the opinion of the Company’s management that the expected outcome of these matters, individually or in the aggregate, will not have a material effect on the results of operations and financial condition of the Company.

ITEM 1A.	RISK FACTORS

A comprehensive discussion of our risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the first fiscal quarter of 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006

Exhibit No.		Document

10	.1.13	Membership Interest Purchase Agreement, dated as of October 30, 2009, by and among Lehman-OPC LLC, Ormat Nevada Inc. and OPC LLC, incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 3, 2009.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Joseph Tenne
Name:     Joseph Tenne

Title:	Chief Financial Officer

Date: May 7, 2010

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