Form 10-Q
period 2010-09-30
ORMAT TECHNOLOGIES, INC.
filed 2010-11-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I — UNAUDITED FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	64
ITEM 4.	CONTROLS AND PROCEDURES	64

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	64
ITEM 1A.	RISK FACTORS	65
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	66
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	66
ITEM 5.	OTHER INFORMATION	66
ITEM 6.	EXHIBITS	66
SIGNATURES		67
EX-10.1
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

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$49,240	$46,307
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	64,332	40,955
Receivables:
Trade	59,223	53,423
Related entity	274	441
Other	10,395	7,884
Due from Parent	182	422
Inventories	14,615	15,486
Costs and estimated earnings in excess of billings on uncompleted contracts	771	14,640
Deferred income taxes	3,410	3,617
Prepaid expenses and other	16,329	12,080

Total current assets	218,771	195,255
Long-term marketable securities	1,289	652
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	1,740	2,512
Unconsolidated investments	2,040	35,188
Deposits and other	20,862	18,653
Deferred charges	30,064	22,532
Property, plant and equipment, net ($1,242,923 related to VIEs at September 30, 2010)	1,289,137	998,693
Construction-in-process ($219,622 related to VIEs at September 30, 2010)	341,507	518,595
Deferred financing and lease costs, net	19,093	20,940
Intangible assets, net	40,206	41,981

Total assets	$1,964,709	$1,855,001

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$86,414	$73,993
Billings in excess of costs and estimated earnings on uncompleted contracts	4,771	3,351
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs at September 30, 2010)	14,918	19,191
Full recourse	13,010	12,823
Senior secured notes (non-recourse) (all related to VIEs at September 30, 2010)	20,583	20,227
Due to Parent, including current portion of notes payable to Parent	—	10,018

Total current liabilities	139,696	139,603
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs at September 30, 2010)	120,690	129,152
Full recourse:
Senior unsecured bonds	142,003	—
Other	69,166	77,177
Revolving credit lines with banks	116,464	134,000
Senior secured notes (non-recourse) (all related to VIEs at September 30, 2010)	224,005	231,872
Liability associated with sale of tax benefits	70,965	73,246
Deferred lease income	71,673	72,867
Deferred income taxes	24,969	44,530
Liability for unrecognized tax benefits	5,648	4,931
Liabilities for severance pay	19,840	18,332
Asset retirement obligation	18,508	14,238
Other long-term liabilities	2,267	3,358

Total liabilities	1,025,894	943,306

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares
authorized; 45,430,886 shares issued and outstanding	46	46
Additional paid-in capital	713,991	709,354
Retained earnings	219,122	196,950
Accumulated other comprehensive income	1,101	622

	934,260	906,972
Noncontrolling interest	4,555	4,723

Total equity	938,815	911,695

Total liabilities and equity	$1,964,709	$1,855,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
		2009		2009
	2010	(As Revised)	2010	(As Revised)
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Revenues:
Electricity	$83,357	$67,913	$218,269	$189,799
Product	18,120	51,113	62,128	128,037

Total revenues	101,477	119,026	280,397	317,836

Cost of revenues:
Electricity	61,530	44,085	179,551	132,489
Product	14,764	35,780	41,316	87,265

Total cost of revenues	76,294	79,865	220,867	219,754

Gross margin	25,183	39,161	59,530	98,082
Operating expenses:
Research and development expenses	1,252	3,863	8,133	7,151
Selling and marketing expenses	3,333	3,393	9,221	10,909
General and administrative expenses	5,780	6,437	19,796	19,554
Write-off of unsuccessful exploration activities	—	2,367	3,050	2,367

Operating income	14,818	23,101	19,330	58,101
Other income (expense):
Interest income	140	157	432	585
Interest expense, net	(10,961)	(4,358)	(30,101)	(12,063)
Foreign currency translation and transaction gains (losses)	1,074	25	475	(1,324)
Income attributable to sale of tax benefits	2,183	3,869	6,392	12,403
Gain on acquisition of controlling interest	36,928	—	36,928	—
Other non-operating income (expense), net	233	246	(47)	646

Income from continuing operations, before income taxes and equity in income (losses) of investees	44,415	23,040	33,409	58,348
Income tax provision	(11,931)	(2,935)	(6,009)	(10,232)
Equity in income (losses) of investees, net	(83)	591	942	1,496

Income from continuing operations	32,401	20,696	28,342	49,612
Discontinued operations:
Income from discontinued operations, net of related tax of $0, $536, $6 and $1,206, respectively	—	1,251	14	2,815
Gain on sale of a subsidiary in New Zealand net of tax of $2,000	—	—	4,336	—

Net income	32,401	21,947	32,692	52,427
Net loss attributable to noncontrolling interest	58	80	168	236

Net income attributable to the Company’s stockholders	$32,459	$22,027	$32,860	$52,663

Comprehensive income:
Net income	$32,401	$21,947	$32,692	$52,427
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	412	43	783
Amortization of unrealized gains in respect of derivative instruments
designated for cash flow hedge	(61)	(65)	(177)	(195)
Change in unrealized gains or losses on marketable securities available-for-sale	—	5	(80)	265

Comprehensive income	32,340	22,299	32,478	53,280
Comprehensive loss attributable to noncontrolling interest	58	80	168	236

Comprehensive income attributable to the Company’s stockholders	$32,398	$22,379	$32,646	$53,516

Earnings per share attributable to the Company’s stockholders — basic and diluted:
Income from continuing operations	$0.71	$0.45	$0.62	$1.10
Income from discontinued operations	—	0.03	0.10	0.06

Net income	$0.71	$0.48	$0.72	$1.16

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,431	45,413	45,431	45,379

Diluted	45,450	45,564	45,452	45,477

Dividend per share declared	$0.05	$0.06	$0.22	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company’s Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Total	Interest	Equity
	(In thousands, except per share data)

Balance at December 31, 2008	45,353	$45	$701,273	$138,241	$645	$840,204	$7,031	$847,235
Stock-based compensation	—	—	4,253	—	—	4,253	—	4,253
Cumulative effect of adopting the other-than-temporary impairment standard as of April 1, 2009 (net of related tax of $650)	—	—	—	1,205	(1,205)	—	—	—
Cash dividend declared, $0.19 per share	—	—	—	(8,622)	—	(8,622)	—	(8,622)
Exercise of options by employees	70	1	1,090	—	—	1,091	—	1,091
Net income (loss) (as revised)	—	—	—	52,663	—	52,663	(236)	52,427
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	783	783	—	783
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $120)	—	—	—	—	(195)	(195)	—	(195)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $146)					265	265		265

Balance at September 30, 2009 (as revised)	45,423	$46	$706,616	$183,487	$293	$890,442	$6,795	$897,237

Balance at December 31, 2009	45,431	46	709,354	196,950	622	906,972	4,723	911,695
Stock-based compensation	—	—	4,637	—	—	4,637	—	4,637
Cumulative effect of adopting the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets as of July 1, 2010 (net of related tax of $370)				(693)	693
Cash dividend declared, $0.22 per share	—	—	—	(9,995)	—	(9,995)	—	(9,995)
Net income (loss)	—	—	—	32,860	—	32,860	(168)	32,692
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	43	43	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $108)	—	—	—	—	(177)	(177)	—	(177)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $43)	—	—	—	—	(80)	(80)	—	(80)

Balance at September 30, 2010	45,431	$46	$713,991	$219,122	$1,101	$934,260	$4,555	$938,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
		2009
	2010	(As Revised)
	(In thousands)

Cash flows from operating activities:
Net income	$32,692	$52,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,461	48,794
Accretion of asset retirement obligation	888	788
Stock-based compensation	4,637	4,253
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(2,281)	(6,686)
Equity in income of investees	(942)	(1,496)
Loss on disposal of property, plant and equipment	571	—
Write-off of unsuccessful exploration activities	3,050	2,367
Return on investment in unconsolidated investments	3,734	—
Loss on severance pay fund asset	(1,099)	(1,205)
Gain on sale of a subsidiary	(6,350)	—
Gain on acquisition of controlling interest	(36,928)	—
Deferred income tax provision	5,717	9,213
Liability for unrecognized tax benefits	717	1,001
Deferred lease revenues	820	841
Other	—	(70)
Changes in operating assets and liabilities net of amounts acquired:
Receivables	(5,691)	(10,107)
Costs and estimated earnings in excess of billings on uncompleted contracts	13,869	(16,973)
Inventories	871	(469)
Prepaid expenses and other	(3,995)	5,943
Deposits and other	(253)	(15)
Accounts payable and accrued expenses	5,571	355
Due from/to related entities, net	(60)	(140)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,420	(10,176)
Liabilities for severance pay	1,508	821
Other long-term liabilities	(1,091)	—
Due from/to Parent	(178)	244

Net cash provided by operating activities	79,644	77,696

Cash flows from investing activities:
Return of investment in unconsolidated investments	3,516	—
Marketable securities, net	—	200
Net change in restricted cash, cash equivalents and marketable securities	(23,352)	(36,219)
Cash received from sale of a subsidiary	19,594	—
Capital expenditures	(194,926)	(212,282)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	108,286	—
Investment in unconsolidated company	(511)	—
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(64,517)	—
Intangible assets acquired	(875)	—
Increase in severance pay fund asset, net of payments made to retired employees	(235)	(642)
Repayment from unconsolidated investment	—	62

Net cash used in investing activities	(153,020)	(248,881)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured bonds	142,003	—
Proceeds from long-term loans	—	187,000
Proceeds from exercise of options by employees	—	1,091
Proceeds from revolving credit lines with banks	518,064	879,000
Repayment of revolving credit lines with banks	(535,600)	(867,000)
Repayments of long-term debt
Parent	(9,600)	(16,600)
Other	(28,070)	(13,049)
Deferred debt issuance costs	(493)	(4,901)
Cash dividends paid	(9,995)	(8,622)

Net cash provided by financing activities	76,309	156,919

Effect of exchange rate changes on cash and cash equivalents	—	216

Net change in cash and cash equivalents	2,933	(14,050)
Cash and cash equivalents at beginning of period	46,307	34,393

Cash and cash equivalents at end of period	$49,240	$20,343

Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant
and equipment	$6,153	$(26,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2010, the consolidated results of operations and comprehensive income for the three and nine-month periods ended September 30, 2010 and 2009, and the consolidated cash flows for the nine-month periods ended September 30, 2010 and 2009.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Cash grant

On August 27, 2010, the Company was awarded a cash grant from the U.S. Department of Treasury (“Treasury”) for Specified Energy Property in Lieu of Tax Credits under Section 1603 of the American Recovery and Reinvestment Act of 2009 (“ARRA”) in the amount of $108.3 million relating to its North Brawley geothermal power plant. The plant’s estimated useful life is 30 years. The Company has recorded the cash grant as a reduction in the carrying value of the plant and is amortizing the grant as a reduction in depreciation expense over the plant’s estimated useful life. During the three and nine-month periods ended September 30, 2010, amortization of the cash grant reduced depreciation expense by $0.5 million.

For federal income tax purposes, the tax basis of the plant is only reduced by 50 percent of the cash grant. To account for the tax effect of the difference between the tax and book basis of the plant, the Company has recorded a deferred tax asset of $33.2 million with a corresponding decrease in the carrying value of the plant. This reduction in the carrying value of the plant will be amortized as a reduction in depreciation expense over the plant’s estimated useful life. During the three and nine-month periods ended September 30, 2010, amortization of this basis difference reduced depreciation expense by $0.1 million.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Certain comparative figures have been reclassified to conform to the current period presentation (see Note 10).

Revision of the financial statements for the three and nine-month periods ended September 30, 2009

Through the third quarter of 2009, the Company accounted for exploration and development costs using an accounting method that is analogous to the full cost method used in the oil and gas industry. Under that method, the Company capitalized costs incurred in connection with the exploration and development of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

geothermal resources on an “area-of-interest” basis. Each area of interest included a number of potential projects in the state of Nevada that were planned to be operated together with the same operation and maintenance team. Impairment tests were performed on an area-of-interest basis rather than at a single site. Under this methodology, costs associated with projects that the Company determined were not economically feasible remained capitalized as long as the area-of-interest was not subject to impairment.

Following a periodic review performed by the SEC Staff, the Company concluded that this accounting treatment was inappropriate in certain respects and the Company restated the consolidated financial statements for the year ended December 31, 2008 to write-off capitalized costs for projects the Company determined were not economically feasible in the period such determination was made. The Company also revised its financial statements for the three and nine-month periods ended September 30, 2009 to give effect to a write-off of costs associated with a project which the Company determined in the third quarter of 2009 would not support commercial operations. The effect of the revision on the results of operations in those periods is as follows:

	Three Months Ended September 30, 2009
	*As Originally
	Reported	Adjustment	As Revised
	(Dollars in thousands)

Write-off of unsuccessful exploration activities	$—	$(2,367)	$(2,367)

Operating income	25,468	(2,367)	23,101

Other income (expense):
Interest income	157	—	157
Interest expense, net	(4,358)	—	(4,358)
Foreign currency translation and transaction gains	25	—	25
Income attributable to sale of tax benefits	3,869	—	3,869
Other non-operating income, net	246	—	246

Income from continuing operations, before income taxes and equity in income of investees	25,407	(2,367)	23,040
Income tax provision	(3,803)	868	(2,935)
Equity in income of investees, net	591	—	591

Income from continuing operations	22,195	(1,499)	20,696
Income from discontinued operations, net of tax	1,251	—	1,251

Net income	23,446	(1,499)	21,947
Net loss attributable to noncontrolling interest	80	—	80

Net income attributable to the Company’s stockholders	$23,526	$(1,499)	$22,027

Comprehensive income:
Net income	$23,446	$(1,499)	$21,947
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	412	—	412
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(65)	—	(65)
Change in unrealized gains or losses on marketable securities available-for-sale	5	—	5

	23,798	(1,499)	22,299
Comprehensive loss attributable to noncontrolling interest	80	—	80

Comprehensive income attributable to the Company’s stockholders	$23,878	$(1,499)	$22,379

Earnings per share attributable to the Company’s stockholders — basic and diluted:
Income from continuing operations	$0.49	$(0.04)	$0.45
Income from discontinued operations	0.03	—	0.03

Net income	$0.52	$(0.04)	$0.48

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Nine Months Ended September 30, 2009
	*As Originally
	Reported	Adjustment	As Revised
	(Dollars in thousands)

Write-off of unsuccessful exploration activities	$—	$(2,367)	$(2,367)

Operating income	60,468	(2,367)	58,101
Other income (expense):
Interest income	585	—	585
Interest expense, net	(12,063)	—	(12,063)
Foreign currency translation and transaction gains	(1,324)	—	(1,324)
Income attributable to sale of tax benefits	12,403	—	12,403
Other non-operating income, net	646	—	646

Income from continuing operations, before income taxes and equity in income of investees	60,715	(2,367)	58,348
Income tax provision	(11,100)	868	(10,232)
Equity in income of investees, net	1,496	—	1,496

Income from continuing operations	51,111	(1,499)	49,612
Income from discontinued operations, net of tax	2,815	—	2,815

Net income	53,926	(1,499)	52,427
Net loss attributable to noncontrolling interest	236	—	236

Net income attributable to the Company’s stockholders	$54,162	$(1,499)	$52,663

Comprehensive income:
Net income	$53,926	$(1,499)	$52,427
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	783	—	783
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(195)	—	(195)
Change in unrealized gains or losses on marketable securities available-for-sale	265	—	265

	54,779	(1,499)	53,280
Comprehensive loss attributable to noncontrolling interest	236	—	236

Comprehensive income attributable to the Company’s stockholders	$55,015	$(1,499)	$53,516

Earnings per share attributable to the Company’s stockholders — basic and diluted:
Income from continuing operations	$1.14	$(0.04)	$1.10
Income from discontinued operations	0.06	—	0.06

Net income	$1.20	$(0.04)	$1.16

*	In January 2010, the Company sold its interest in its New Zeland subsidiary, Geothermal Development Limited (“GDL”). As a result of such sale, the operations of GDL have been included in discontinued operations in the three and nine-month periods ended September 30, 2010.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2010 and December 31, 2009, the Company had deposits totaling $35,534,000 and $24,561,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2010 and December 31, 2009, the Company’s deposits in foreign countries amounted to approximately $31,546,000 and $35,095,000, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

At September 30, 2010 and December 31, 2009, accounts receivable related to operations in foreign countries amounted to approximately $24,448,000 and $30,761,000, respectively. At September 30, 2010 and December 31, 2009, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 50% and 61% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 36.9% and 24.5% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 29.6% and 21.4% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively. SCE is also the power purchaser and revenue source for the Mammoth complex, which was accounted for under the equity method through August 1, 2010. Following the Company’s acquisition of the remaining 50% interest in the Mammoth complex, as described in Note 3, the Company has included the results of the Mammoth complex in its consolidated financial statements.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 12.1% and 10.3% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 14.8% and 12.0% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Hawaii Electric Light Company accounted for 9.5% and 3.8% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 8.3% and 6.1% of the Company’s total revenues or the nine months ended September 30, 2010 and 2009, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.7% and 7.5% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 9.4% and 8.2% of the Company’s total revenues for the nine months ended September 30, 2010 and 2009, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2010

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

Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE removes the exception from applying the consolidation guidance within this amendment. This amendment requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about a company’s involvement with VIEs and any significant

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The Company adopted this amendment on January 1, 2010. The impact of the adoption of this amendment on the Company’s condensed consolidated financial statements is disclosed in Note 6.

Updated Disclosure for Fair Value Measurements

In January 2010, the FASB updated the fair value measurements disclosures. This update will require an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers. In addition, information about purchases, sales, issuances and settlements are required to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. This update became effective as of the first interim or annual reporting period beginning after December 15, 2009 (January 1, 2010 for the Company), except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 (January 1, 2011 for the Company) and for interim reporting periods within those years. The adoption by the Company of the new guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements (see Note 7).

Scope Exception Related to Embedded Credit Derivatives

In March 2010, the FASB issued an accounting standards update that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets unless they are created solely by subordination of one beneficial interest to another. The guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010 (July 1, 2010 for the Company). The effect of adopting this accounting standards update on July 1, 2010 is disclosed in Note 7.

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

Accounting for Share-based Payments

In April 2010, the FASB issued an accounting standards update, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 (January 1, 2011 for the Company). The adoption of this update is not expected to have an effect on the Company’s consolidated financial statements.

NOTE 3 — MAMMOTH COMPLEX ACQUISITION

On August 2, 2010, the Company acquired the remaining 50% interest in Mammoth Pacific, LP (“Mammoth Pacific”), which owns the Mammoth complex located near the city of Mammoth, California, for a purchase price of $72.5 million in cash. The Company acquired the remaining interest in Mammoth Pacific to increase its geothermal power plant operations in the United States.

Prior to the acquisition, the Company had a 50% interest in Mammoth Pacific that was accounted for under the equity method of accounting. Following the acquisition, the Company became the sole owner of the Mammoth complex, as well as the sole owner of rights to over 10,000 acres of undeveloped federal lands.

As a result of the acquisition of the remaining 50% interest in Mammoth Pacific, the financial statements of Mammoth Pacific have been consolidated with the Company’s financial statements effective August 2, 2010. The acquisition-date fair value of the previously held 50% equity interest was $64.9 million. In the three and nine-month periods ended September 30, 2010, the Company recognized a pre-tax gain of $36.9 million, which is equal to the difference between the acquisition-date fair value of the previously held 50% equity interest in Mammoth Pacific and the acquisition-date carrying value of such investment. The gain is included in “Gain on acquisition of controlling interest” in the condensed consolidated statements of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company is required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values. The Company is in the process of finalizing the valuation of the assets acquired and liabilities assumed and therefore, the fair values set forth below are subject to adjustment once the valuations are completed.

The following table summarizes the Company’s initial allocation of the purchase price:

(Dollars in thousands)

Assets:
Current assets:
Cash and cash equivalents	$7,983
Trade receivables	3,239
Prepaid expenses and other	254
Deposits and other	622
Property, plant and equipment, net (including construction-in-process)	129,764

Total identifiable assets acquired	141,862

Liabilities:
Current liabilities — accounts payable and accrued expenses	(1,072)
Asset retirement obligation	(3,342)

Total identifiable liabilities assumed	(4,414)

Total net assets acquired	$137,448

The acquired property, plant and equipment will be depreciated over their estimated useful lives.

The revenues of the Mammoth complex and the net loss of the Mammoth complex were $3,543,000 and $281,000, respectively, for the period from August 2, 2010 to September 30, 2010.

The following unaudited consolidated pro forma financial information for the three and the nine-month periods ended September 30, 2010 and 2009, assumes the Mammoth Pacific acquisition occurred as of the beginning of each reporting period presented, after giving effect to certain adjustments, including the depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, and related income tax effects. The pro forma results have been prepared for comparative purposes only and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Mammoth Pacific been effected on the dates indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
		2009		2009
	2010	(As Revised)	2010	(As Revised)
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Revenues	$103,155	$124,455	$291,881	$332,720

Income from continuing operations	8,710	21,212	5,273	50,537

Net income	8,697	22,463	9,532	53,352
Net loss attributable to noncontrolling interest	58	80	168	236

Net income attributable to the Company’s stockholders	$8,755	$22,543	$9,700	$53,588

Earnings per share attributable to the Company’s stockholders — basic and diluted:
Income from continuing operations	$0.19	$0.47	$0.12	$1.11
Income from discontinued operations	0.00	0.03	0.10	0.06

Net income	$0.19	$0.50	$0.22	$1.17

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Raw materials and purchased parts for assembly	$9,542	$7,322
Self-manufactured assembly parts and finished products	5,073	8,164

Total	$14,615	$15,486

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Mammoth	$—	$33,659
Sarulla	2,040	1,529

Total	$2,040	$35,188

The Mammoth Complex

Prior to August 2, 2010, the Company had a 50% interest in Mammoth Pacific, which owns the Mammoth complex. The Company’s 50% ownership interest in Mammoth Pacific was accounted for under the equity method of accounting as the Company had the ability to exercise significant influence, but not control,

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

over Mammoth Pacific. On August 2, 2010, the Company acquired the remaining 50% interest in Mammoth Pacific (see Note 3).

The condensed financial position and results of operations of Mammoth Pacific are summarized below:

December 31,
2009
(Dollars in
thousands)

Condensed balance sheets:
Current assets	$19,257
Non-current assets	64,728
Current liabilities	659
Non-current liabilities	3,196
Partners’ capital	80,130

	Period from
	January 1, 2010	Nine Months Ended
	to August 1, 2010	September 30, 2009
	(Dollars in thousands)

Condensed statements of operations:
Revenues	$11,484	$14,884
Gross margin	2,670	4,311
Net income	2,528	4,145
Company’s equity in income of Mammoth:
50% of Mammoth net income	$1,264	$2,073
Plus amortization of basis difference	345	445

	1,609	2,518
Less income taxes	(611)	(957)

Total	$998	$1,561

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
(Unaudited)

NOTE 6 — CONSOLIDATION GUIDANCE FOR VARIABLE INTEREST ENTITIES

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

The Company’s VIEs include certain of its wholly owned subsidiaries that own one or more power plants with long-term PPAs. In most cases, the PPAs require the utility to purchase substantially all of the plant’s electrical output over a significant portion of its estimated useful life. Most of the VIEs have associated project financing debt that is non-recourse to the general creditors of the Company, is collateralized by substantially all of the assets of the VIE and those of its wholly owned subsidiaries (also VIEs) and is fully and unconditionally guaranteed by such subsidiaries. The Company has concluded that such entities are VIEs primarily because the entities do not have sufficient equity at risk and/or subordinated financial support is provided through the long-term power purchase agreements (“PPAs”). The Company has evaluated each of its VIEs to determine the primary beneficiary by considering the party that has the power to direct the most significant activities of the entity. Such activities include, among others, construction of the power plant, operations and maintenance, dispatch of electricity, financing and strategy. The Company controls such activities at each of its VIEs and, therefore, is considered the primary beneficiary. The Company will perform

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

an ongoing reassessment of the VIEs to determine the primary beneficiary and may be required to deconsolidate certain of its VIEs in the future. The Company has aggregated its consolidated VIEs into the following categories: (i) consolidated subsidiaries with project debt; and (ii) consolidated subsidiaries with PPAs.

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications that were included in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Project Debt	PPAs
	(Dollars in thousands)

Assets:
Restricted cash, cash equivalents and marketable securities	$66,072	$—
Other current assets	59,928	16,706
Property, plant and equipment, net	824,065	418,858
Construction-in-process	190,000	29,622
Other long-term assets	53,939	346

Total assets	$1,194,004	$465,532

Liability:
Accounts payable and accrued expenses	$18,334	$4,945
Long-term debt	380,196	—
Other long-term liabilities	85,464	6,984

Total liabilities	$483,994	$11,929

	December 31, 2009
	Project Debt	PPAs
	(Dollars in thousands)

Assets:
Restricted cash, cash equivalents and marketable securities	$43,467	$—
Other current assets	58,037	1,459
Unconsolidated investments	33,659	—
Property, plant and equipment, net	866,024	89,822
Construction-in-process	12,151	239,799
Other long-term assets	58,282	—

Total assets	$1,071,620	$331,080

Liability:
Accounts payable and accrued expenses	$11,328	$1,749
Long-term debt	400,442	—
Other long-term liabilities	87,181	3,198

Total liabilities	$498,951	$4,947

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth certain fair value information at September 30, 2010 and December 31, 2009 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or
	Amortized
	Cost at
	September 30,	Fair Value at September 30, 2010
	2010	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)

Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$29,538	$29,538	$29,538	$—	$—
Derivatives*	—	886	—	886	—
Non-current assets:
including restricted cash accounts) ($4.5 million par value), see below	4,022	3,029	—	—	3,029

	$33,648	$33,453	$29,538	$886	$3,029

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

The Company’s financial assets measured at fair value (including restricted cash accounts) at September 30, 2010 and December 31, 2009 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for the illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Company’s auction rate securities are valued using Level 3 inputs. As of September 30, 2010 and December 31, 2009, all of the Company’s auction rate securities are associated with failed auctions. Such securities have par values totaling $4.5 million at September 30, 2010 and December 31, 2009, all of which have been in a loss position since the fourth quarter of 2007. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities, the Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality; (v) estimates of the recovery rates in the event of default for each security; and (vi) overall capital market liquidity. These estimated fair values are subject to uncertainties that are difficult to predict. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below sets forth a summary of the changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the nine months ended September 30, 2010 and 2009, respectively:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$3,164	$4,945
Sale of auction rate securities	—	(40)
Total unrealized gains (losses):
Included in net income	(135)	(280)
Included in other comprehensive income	—	411

Balance at end of period	$3,029	$5,036

Effective April 1, 2009, the Company adopted the recognition and presentation of the other-than-temporary impairments standard, which requires an entity to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with the impaired security for which management does not have the intent to sell the security and it is not more likely than not, that it will be required to sell the security before recovery of its cost basis. For those securities, the amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security. For securities for which there is an intent to sell before recovery of the cost basis, the full amount of the other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security. Upon adoption of this standard, the Company reclassified $1,205,000 (net of taxes of $650,000) to other comprehensive income with an offset to retained earnings related to the other-than-temporary impairment charges previously recognized in earnings. This cumulative effect adjustment relates to auction rate securities for which the Company does not have the intent to sell and will not, more likely than not, be required to sell prior to recovery of its cost basis.

Effective July 1, 2010, the Company adopted an accounting standards update that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets unless they are created solely by subordination of one beneficial interest to another. The auction rate securities held by the Company are considered securitized financial assets and therefore fall under the guideline in the abovementioned accounting standards update. The Company elected the fair value option for its auction rate securities as permitted by the update. Upon adoption of this accounting standards update, the Company reclassified $693,000 (net of income taxes of $377,000) to retained earnings with an offset to other comprehensive income. Effective with the adoption of this new guidance, all changes in the fair value of auction rate securities are recognized in earnings.

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company has classified those securities with failed auctions as long-term assets on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three and nine-month periods ended September 30, 2010.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)

Orzunil Senior Loans	$2.1	$5.3	$2.1	$5.2
Olkaria III Loan	95.4	96.6	93.9	99.5
Amatitlan Loan	40.0	41.1	39.5	41.1
Senior Secured Notes:
Ormat Funding Corp.(“OFC”)	127.6	132.0	141.4	146.3
OrCal Geothermal Inc.(“OrCal”)	102.8	103.7	103.2	105.8
Senior unsecured bonds	142.0	—	142.0	—
Loan from institutional investors	17.3	20.0	17.2	20.0
Parent Loan	—	9.7	—	9.6

The fair value of OFC Senior Secured Notes is determined using observable market prices as these securities are traded. The fair value of other long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves.

NOTE 8 — LONG-TERM DEBT

Issuance of Senior Unsecured Bonds

On August 3, 2010, the Company entered into a trust instrument governing the issuance of, and accepted subscriptions for, an aggregate principal amount of approximately $142.0 million of senior unsecured bonds (the “Bonds”). The Company issued the Bonds outside the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act of 1933, as amended.

Subject to early redemption, the principal of the Bonds is repayable in a single bullet payment upon the final maturity of the Bonds on August 1, 2017. The Bonds bear interest at a fixed rate of 7% per annum, payable semi-annually. The Company intends to use the proceeds of the Bonds for general corporate purposes, which may include the repayment of existing indebtedness and the acquisition, directly or indirectly, of additional energy assets, including by way of construction, enhancement and expansion of its existing projects.

NOTE 9 — STOCK-BASED COMPENSATION

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

On November 3, 2010, the Company granted to non-employee directors options to purchase 30,000 shares of common stock under the Company’s 2004 Incentive Plan (see Note 18).

NOTE 10 — DISCONTINUED OPERATIONS

In January 2010, a former shareholder of Geothermal Development Limited (“GDL”) exercised a call option to purchase from the Company its shares in GDL for approximately $2.8 million. In addition, the Company received $17.7 million to repay the loan a subsidiary of the Company provided to GDL to build the plant. The Company did not exercise its right of first refusal and, therefore, the Company transferred its shares in GDL to the former shareholder after the former shareholder paid all of GDL’s obligations to the Company. As a result, the Company s recorded a pre-tax gain of approximately $6.3 million in the nine months ended September 30, 2010 ($4.3 million after-tax).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The operations and gain on sale of GDL have been included in discontinued operations on the condensed consolidated statements of operations and comprehensive income for all periods prior to the sale of GDL in January 2010. Electricity revenues related to GDL were $0 and $802,000 during the three-month periods ended September 30, 2010 and 2009, respectively, and $64,000 and $2,115,000 during the nine-month periods ended September 30, 2010 and 2009, respectively. Basic and diluted earnings per share related to the $4.3 million after-tax gain on sale of GDL was $0.10 during the nine-month period ended September 30, 2010. Basic and diluted earnings per share related to income from discontinued operations was $0.03 and $0.06 during the three and nine-month periods ended September 30, 2009, respectively (none in 2010).

NOTE 11 — ELECTRICITY REVENUES AND COST OF REVENUES

The components of electricity revenues and cost of revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Revenues:
Energy and capacity	$30,113	$26,654	$80,460	$73,694
Lease portion of energy and capacity	52,573	40,588	135,795	114,091
Lease income	671	671	2,014	2,014

	$83,357	$67,913	$218,269	$189,799

Cost of revenues:
Energy and capacity	$31,754	$23,673	$95,710	$70,828
Lease portion of energy and capacity	28,465	19,101	79,909	57,729
Lease income	1,311	1,311	3,932	3,932

	$61,530	$44,085	$179,551	$132,489

NOTE 12 — INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)

Parent	$—	$184	$310	$937
Interest related to sale of tax benefits	1,382	1,958	4,110	6,039
Other	12,072	9,537	32,010	24,600
Less — amount capitalized	(2,493)	(7,321)	(6,329)	(19,513)

	$10,961	$4,358	$30,101	$12,063

NOTE 13 — EARNINGS PER SHARE

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Weighted average number of shares used in computation of basic earnings per share	45,431	45,413	45,431	45,379
Add:
Additional shares from the assumed exercise of employee stock options	19	151	19	98

Weighted average number of shares used in computation of diluted earnings per share	45,450	45,564	45,450	45,477

The number of stock options that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been antidilutive was 2,245,190 and 817,500, respectively, for the three months ended September 30, 2010 and 2009, and 2,022,549 and 1,075,673, respectively, for the nine months ended September 30, 2010 and 2009.

NOTE 14 — BUSINESS SEGMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)

Three Months Ended September 30, 2010
Net revenues from external customers	$83,357	$18,120	$101,477
Intersegment revenues	—	10,977	10,977
Operating income (loss)	13,461	1,357	14,818
Segment assets at period end*	1,895,469	69,240	1,964,709
Three Months Ended September 30, 2009 (As Revised)
Net revenues from external customers	$67,913	$51,113	$119,026
Intersegment revenues	—	(199)	(199)
Operating income	14,713	8,388	23,101
Segment assets at period end*	1,742,230	86,885	1,829,115
Nine Months Ended September 30, 2010
Net revenues from external customers	$218,269	$62,128	$280,397
Intersegment revenues	—	39,273	39,273
Operating income (loss)	11,447	7,883	19,330
Segment assets at period end*	1,895,469	69,240	1,964,709
Nine Months Ended September 30, 2009 (As Revised)
Net revenues from external customers	$189,799	$128,037	$317,836
Intersegment revenues	—	17,022	17,022
Operating income	35,177	22,924	58,101
Segment assets at period end*	1,742,230	86,885	1,829,115

*	Segment assets of the Electricity Segment include unconsolidated investments.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2009		2009
	2010	(As Revised)	2010	(As Revised)
	(Dollars in thousands)		(Dollars in thousands)

Operating income	$14,818	$23,101	$19,330	$58,101
Interest income	140	157	432	585
Interest expense, net	(10,961)	(4,358)	(30,101)	(12,063)
Foreign currency translation and transaction gains (losses)	1,074	25	475	(1,324)
Income attributable to sale of tax benefits	2,183	3,869	6,392	12,403
Gain on acquisition of controlling interest	36,928	—	36,928	—
Other non-operating income (expense), net	233	246	(47)	646

Total consolidated income from continuing operations, before income taxes and equity in income (losses) of investees	$44,415	$23,040	$33,409	$58,348

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 15 — CONTINGENCIES (UPDATE PRIOR TO FILING)

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

Defendants filed a motion to dismiss the CAC on August 13, 2010 which remains pending.

The Company does not believe that these lawsuits have merit and is defending itself vigorously.

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

The two stockholder derivative cases filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe were consolidated by the Court in an order dated May 27, 2010 and the plaintiffs filed a consolidated derivative complaint on September 7, 2010. In accordance with a stipulation between the parties, defendants intend to file a motion to dismiss by November 9, 2010.

The two federal derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010. Plaintiffs filed a consolidated derivative complaint on October 28, 2010 and in accordance with a stipulation by the parties, defendants intend to file a motion to dismiss by December 13, 2010.

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

NOTE 16 — CASH DIVIDENDS

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

On August 4, 2010, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 17, 2010. Such dividend was paid on August 26, 2010.

NOTE 17 — INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2010 and 2009 was 26.9% and 12.7%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three months ended September 30, 2010 primarily due to: (i) the benefit of production tax credits for qualified power plants placed in service since 2005; (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala.

The Company’s effective tax rate for the nine months ended September 30, 2010 and 2009 was 18.0% and 17.5%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the nine months ended September 30, 2010 primarily due to: (i) the benefit of production tax credits for qualified power plants placed in service since 2005; (ii) lower tax rates in Israel; (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala; and (iv) a valuation allowance related to capital loss carryovers that the Company will not, more likely than not, utilize.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$4,931	$3,425
Additions based on tax positions taken in prior years	717	1,001
Reductions for tax positions taken in prior years	—	(347)

Balance at end of period	$5,648	$4,079

NOTE 18 — SUBSEQUENT EVENTS

Agreement for joint development, construction, ownership and operation of one or more geothermal power plants in Oregon

On October 29, 2010, the Company and Nevada Geothermal Power Inc. (“NGP”) have agreed to jointly develop, construct, own and operate one or more geothermal power plants in the Crump Geyser Area located in Lake County, Oregon. All activities will be carried out through Crump Geothermal Company LLC (“CGC”), a limited liability company that will be owned equally by the Company’s wholly owned subsidiary, Ormat Nevada Inc. (“Ormat Nevada”) and NGP.

The Company will be the engineering, procurement and construction (“EPC”) contractor for the project, which will utilize the Company proprietary generating and other balance of plant equipment. The Company will also be the operator and provide operating and maintenance (“O&M”) services to CGC. The parties will establish a Management Committee, comprising two representatives from each party that will have general oversight responsibility for the different aspects of the project and CGC’s operations.

The parties intend to build an up to 30 MW power plant, which is expected to be placed in service before the end of 2013 in order to qualify for the Treasury Cash Grant under Section 1603 of the ARRA. The parties also intend to apply for a Department of Energy loan guarantee under Section 1705 of the ARRA.

Under the Agreement, NGP will contribute its title and interest in various leases, technical and engineering data, existing permits, and the benefit from the on-going United States Department of Energy (“DOE”) cost-share grant for exploration in relation to the Crump Geyser Area. Ormat Nevada will pay NGP a total of $2.5 million in installments over a three year period, and has also agreed to fund initial development expenses associated with CGC in an amount of $15 million.

Aside from the initial development expenses funded by the Company, each party will be responsible for funding their 50% share of all costs associated with CGC and its projects. A defaulting party will be subject to customary dilution of its equity interest, subject to an option to reinstate its ownership position up to the date of commercial operations of the power plant. In the case of NGP only, the Company will be subject to a limitation that it will not be diluted below 20%. The cost sharing and dilution provisions will also apply to any expansion or additional projects that the parties may decide on, except that NGP will not enjoy any dilution protection in respect of expansions.

The agreement provides NGP with an option to borrow from the Company under a bridge financing facility for all or part of NGP’s share of costs up to $15 million that will be paid in two equal tranches with varying interest rates. If utilized, the bridge loans will mature on the earlier of CGC obtaining third party

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

non-recourse financing or upon achieving commercial operations, with an additional 90-day extension if any bridge loan is repaid with proceeds from a Treasury Cash Grant.

Cash Dividend

On November 2, 2010, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 17, 2010, payable on November 30, 2010.

Options Grant

On November 3, 2010, the Company granted to four non-employee directors non-qualified stock options, under the Company’s 2004 Incentive Plan, to purchase 30,000 shares of common stock (7,500 shares each) at an exercise price which is equal to the closing price of the Company’s common stock on November 4, 2010 (since the Company released its quarterly results on November 2, 2010). Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

•	financial market conditions and the results of financing efforts;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements (PPAs) for our power plants;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy at the federal and state level in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other existing geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Product Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate. We have recently decided to expand our activities in the Electricity Segment to include the ownership and operation of power plants that produce electricity generated by solar-photovoltaic (PV) systems that we do not manufacture. In our Product Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal power plants in the United States, Guatemala, Kenya, and Nicaragua, as well as recovered energy generation (REG) power plants in the United States. During the nine months ended September 30, 2010 and 2009, our consolidated power plants generated 2,735,018 MWh and 2,454,862 MWh, respectively.

For the nine months ended September 30, 2010, our Electricity Segment revenues represented approximately 77.8% of our total revenues, while our Product Segment revenues represented approximately 22.2% of our total revenues during such period. For the nine months ended September 30, 2009, our Electricity Segment revenues represented approximately 59.7% of our total revenues, while our Product Segment revenues represented approximately 40.3% of our total revenues, during such period.

For the nine months ended September 30, 2010, our total revenues decreased by 11.8% (from $317.8 million to $280.4 million) over the same period last year. Revenues from the Electricity Segment increased by 15.0%, while revenues from the Product Segment decreased by 51.5%. As discussed below and in our previous quarterly report for the six months ended June 30, 2010, this decrease is attributable to the decline in our Product Segment customer orders, and we expect this downward fluctuation to affect revenues from our Product Segment at least for the remainder of the year.

For the nine months ended September 30, 2010, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $218.3 million, compared to $189.8 million for the nine months ended September 30, 2009. In addition, revenues from our 50% ownership of the Mammoth complex in the period from January 1, 2010 to August 1, 2010 (the date we acquired the remaining 50% interest in the Mammoth complex) and in the nine months ended September 30, 2009 were $5.7 million and $7.4 million, respectively. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. We believe that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth complex prior to our acquisition of the remaining 50% interest was accounted for in our consolidated financial statements under the equity method, and the revenues were not included in our consolidated revenues for the period from January 1, 2010 to August 1, 2010 nor for the nine-month period ended September 30, 2009.

For the nine months ended September 30, 2010, revenues attributable to our Product Segment were $62.1 million, compared to $128.0 million for the nine months ended September 30, 2009, a decrease of 51.5%. The decrease is due to a decline in our Product Segment customer orders.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term PPAs. The price for electricity under all but one of our PPAs is effectively a fixed price at least through May 2012. The exception is the PPA of the Puna power plant. It has a monthly variable energy rate based on the local utility’s avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the nine months ended September 30, 2010, the variable energy rate in the Puna power plant decreased significantly mainly as a result of lower oil prices, which in turn impacted the gross margin in our Electricity Segment. In the nine months ended September 30, 2010, 86.5% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than average ambient temperatures, as described below under the heading “Seasonality.” Revenues attributable to our Product Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary significantly from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

•	Since the beginning of 2010, we have entered into new lease agreements covering approximately 65,580 acres of federal or private land in Nevada, Utah, Hawaii, Oregon, and California.

•	In November 2010, our subsidiary, Ormat Systems Ltd. signed a joint venture agreement with Sunday Energy Ltd. (Sunday), a private company incorporated under the laws of Israel, to develop, construct and operate solar PV energy systems in Israel with a total capacity of 22 MW of roof top installation. This is a second joint venture agreement between the parties. The first agreement was signed in October 2009. Sunday will contribute the rights to all of its property required to develop solar energy systems to special purpose entities (SPEs). Ormat Systems Ltd. will own 51% of each SPE. The electricity generated from the projects will be sold to Israel Electric Corporation Ltd. under 20-year long-term PPAs.

•	On October 29, 2010 we and Nevada Geothermal Power Inc. (NGP) have agreed to jointly develop, construct, own and operate one or more geothermal power plants in the Crump Geyser Area located in Lake County, Oregon. All activities will be carried out through Crump Geothermal Company LLC (CGC), a limited liability company that will be owned equally by our wholly owned subsidiary, Ormat Nevada Inc. (Ormat Nevada) and NGP.

We will be the engineering, procurement and construction (EPC) contractor for the project, which will utilize our proprietary generating and other balance of plant equipment. We will also be the Operator and provide operating and maintenance (O&M) services to CGC.

The parties intend to build an up to 30 MW power plant, which is expected to be placed in service before the end of 2013 in order to qualify for the United States Department of Treasury (Treasury) Cash Grant under Section 1603 of the American Recovery and Reinvestment Act of 2009 (ARRA). The parties also intend to apply for a Department of Energy loan guarantee under Section 1705 of the ARRA.

•	In October 2010, we invested $2 million in Watts & More Ltd. (W&M), an early stage start-up company, engaged in the development of energy harvesting and system balancing solutions for electrical sources and, in particular, PV systems. We now hold approximately 28.6% of W&M’s shares.

•	We are part of a consortium that consists of international and Israeli organizations (including a university), which has won an Israeli governmental tender for the establishment and management of a Technology Center for Renewable Energies (the Center). The Center will be established in the Arava area in Israel. We hold 5.2% of the Center’s shares and are responsible for 4% of the total investment of $11 million to be invested over five years.

•	In September 2010, we received from the Treasury $108.3 million in a cash grant for Specified Energy Property in Lieu of Tax Credits relating to our North Brawley geothermal power plant under Section 1603 of the ARRA.

•	On August 25, 2010, we declared commercial operation of the 5.5 MW OREG 3 (GRE) power plant that converts recovered waste heat from the exhaust of an existing gas turbine at a compressor station located along a natural gas pipeline near Martin County, Minnesota. The electricity produced by the power plant is sold under a 20-year PPA to Great River Energy.

•	On August 3, 2010, we entered into a trust instrument governing the issuance of, and accepted subscriptions for an aggregate principal amount of approximately $142 million of senior unsecured bonds (the Bonds). We issued the bonds outside the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act of 1933, as amended. Subject to early redemption, the principal of the bonds is repayable in a single bullet payment upon the final maturity of the Bonds on August 1, 2017. The Bonds bear interest at a fixed rate of 7% per annum, payable semi-annually.

•	On August 2, 2010, we acquired the remaining 50% interest (14.5 MW) in Mammoth Pacific, LP (Mammoth Pacific), an entity that owns the Mammoth complex, for a purchase price of $72.5 million in cash. Following the acquisition, we became the sole owner of the Mammoth complex, and have the rights to over 10,000 acres of undeveloped federal lands which will enable us to expand the facility and substantially increase its generation capacity.

Following the acquisition, Mammoth Pacific, which had been previously accounted for under the equity method, has been included in our consolidated financial statements effective August 2, 2010. The acquisition-date fair value of the initial 50% equity interest was $64.9 million. We recognized in the three and nine-month periods ended September 30, 2010, a pre-tax gain of $36.9 million, which is equal to the difference between the acquisition-date fair value of the initial 50% equity interest in Mammoth Pacific and the acquisition-date carrying value of such investment.

•	In July 2010, our subsidiary, Ormat Nevada, engaged John Hancock Life Insurance Company (U.S.A.) (John Hancock) to arrange senior secured construction and term loan facilities under a DOE loan guarantee program of up to $350 million for three geothermal projects currently under construction in Nevada. The three projects are the McGinness Hills, Jersey Valley and Tuscarora geothermal projects. Construction of all three projects has already commenced with commercial operation of the first phase of each project is expected between 2011 and 2013. John Hancock and the DOE will conduct a due diligence review of the three projects. Upon the satisfactory completion of the review, John Hancock and the DOE will consider issuing a conditional commitment which will lead to a loan guarantee.

•	On June 2, 2010, Alaska Governor Sean Parnell signed Alaska Senate Bill 243. This bill significantly reduces the annual royalty rate paid from geothermal production on state lands from a minimum of 10% of gross revenues to the same level paid on Federal land. Following the passage of Alaska Senate Bill 243, we announced that we will accelerate geothermal exploration work on our Mount Spurr lease that we had won through a competitive bid in October 2008.

•	The Alaska Energy Authority (AEA) has recently approved a $2 million grant from the Renewable Energy Grant Fund to support our exploration and drilling work at Mount Spurr. We expect to sign the grant contract during the fourth quarter of 2010. The grant will reimburse us for eligible costs as from July 1, 2010. In the summer of 2010 we drilled two core holes, and in 2011 we will continue exploration activities. The goal for the Renewable Energy Grant is to promote renewable energy projects throughout the state, with a focus on rural Alaska where current diesel-based power prices are very high. The state has appropriated a total of $250 million for this program in an attempt to distribute the funds over five years, of which $25 million are allocated for the 2010 fiscal year (July 2010 to July 2011).

•	On April 26, 2010, the Medco-Ormat-Itochu-Kyushu Consortium, which consists of Medco Energi Internasional Tbk, Ormat International Inc., our wholly owned subsidiary, Itochu Corporation and Kyushu Electric Power Co. Inc., signed the “Sarulla Project Joint Confirmation” with the state-owned Indonesian power company PT Perusahaan Listrik Negara (PLN) confirming an agreement on terms for amending the Energy Sales Contract (ESC), with the concession holder PT Pertamina Geothermal Energy (PGE), a wholly owned subsidiary of the Indonesian state-owned oil and gas company PT Pertamina (Persero), signing as witness. The ESC had been executed in December 2007 for the 330 MW net power Sarulla Geothermal Project. The Sarulla Project Joint Confirmation was signed during the opening ceremony of the World Geothermal Congress in Bali.

The parties have agreed to change the price of the power sold under the ESC to a levelized payment of 6.79 cents per kWh, whereby the tariff payable in the early years after commercial operation date shall be higher and shall be reduced in the later years. The 90-day schedule for resolving certain other contractual amendments for facilitation of project financing and for signing the resulting amended ESC has expired and negotiations are still ongoing. The modified tariff itself is subject to verification by the

State Audit Agency for Development and approval from the Minister of Energy and Mineral Resources.

•	In February 2010, we signed a letter of intent with Kenya Power and Lighting Co. Ltd. (KPLC), the off-taker, of the Olkaria III complex located in Naivasha, Kenya, to amend the existing PPA by expanding the Olkaria III complex by up to 52 MW within the framework of the existing PPA. The expansion is to be developed in two phases. Phase I will be comprised of 36 MW, to be completed within 3.5 years from finalizing the amendment to the existing PPA. An optional phase II may be comprised of up to 16 MW, to be completed within 4.5 years from finalizing the amendment to the existing PPA. The amendment to the existing PPA is subject to applicable governmental approvals and the consent of the lenders that provided the financing to the existing power plant.

•	In February 2010, we signed an agreement to acquire 100% of the membership interests in HSS II, LLC, which owns the Tuscarora Project in the northern Independence Valley of northeast Nevada. The project is in an advanced stage of development and has one successful well. We plan to construct and operate a geothermal plant on the site, the first phase of 16 MW of which is expected to become operational in 2012, and sell electricity under a new PPA, which we signed with Nevada Power Company (a subsidiary of NV Energy, Inc.).

•	In January 2010, the North Brawley geothermal power plant in California was placed in service and is currently operating at a stable capacity of 25 MW. Southern California Edison Company (Southern California Edison), the PPA off-taker, agreed to extend the firm operation date until March 31, 2011.

•	In January 2010, we were awarded a geothermal exploration concession in Chile. The concession is on approximately 26,000 acres located to the north of the San Pablo/San Pedro twin volcanic complex in northern Chile and is close to access roads and to copper mines that could be potential users of the electricity. We plan to engage in preliminary testing and studies to assess the feasibility of the site for commercial development in accordance with the milestones set forth in the concession.

•	In January 2010, we sold our interest in GDL for NZ$3.5 million (approximately US$2.8 million), and we were repaid a loan we had made to GDL with an outstanding balance of NZ$24.3 million (approximately US$17.6 million).

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	The global recession that began in late 2007 has resulted in reduced demand for energy in a number of the markets we serve. If these conditions continue or worsen, they may adversely affect both our Electricity and Product Segments. Among other things, we might face: (i) potential declines in revenues in our Products Segment due to reduced orders or other factors caused by economic challenges faced by our customers and prospective customers; (ii) potential declines in revenues from some of our existing geothermal power projects as a result of curtailed electricity demand and low oil and gas prices; and (iii) potential adverse impacts on our customers’ ability to pay, when due, amounts payable to us. In addition, we may experience related increases in our cost of capital associated with any increased working capital or borrowing needs we may have if our customers do not pay, or if we are unable to collect amounts payable to us in full (or at all) if any of our customers fail or seek protection under applicable bankruptcy or insolvency laws. In addition, the cost of obtaining financing for our project needs may increase or such financing may be more difficult to obtain.

•	Our primary focus continues to be the implementation of our organic growth through exploration, development, the construction of new projects and enhancements of existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We are continuously looking at acquisition opportunities.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Thirty-six states and the District of Columbia, including California, Nevada and Hawaii (where we have been most active in geothermal development and in which all of our U.S. geothermal projects are located) have adopted renewable portfolio standards (RPS), renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will outpace a possible reduction in general demand for energy due to the economic slow down and will continue to create opportunities for us to expand existing projects and build new power plants.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. In May 2010, the EPA announced the “Tailoring Rule’’, which sets thresholds for when permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs will apply to certain major sources of greenhouse gas emissions. The EPA plans on phasing in the Tailoring Rule starting in 2011. Federal legislation or additional federal regulations addressing climate change are possible. Several states and regions are already addressing climate change. For example, the California Global Warming Solutions Act of 2006, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020, representing an approximately 30% reduction in greenhouse gas emissions from projected 2020 levels. The California Air Resources Board is expected to put in place measures for implementing the Global Warming Solutions Act of 2006 by 2012. However, Proposition 23, entitled the “California Jobs Initiative” will be voted on by the California electorate in November 2010. If passed, Proposition 23 would suspend the effectiveness of the greenhouse gas emission limits and regulations that were passed as part of the California Global Warming Solutions Act of 2006 until the State’s unemployment level drops below 5.5 percent for four consecutive quarters. In September of 2006, California also passed Senate Bill 1368, which prohibits the state’s utilities from entering into long-term financial commitments for base-load generation with power plants that fail to meet a CO2 emission performance standard established by the California Energy Commission and the California Public Utilities Commission. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires a reduction in greenhouse gases to: (i) 2000 levels by 2010; (ii) 1990 levels by 2020; and (iii) 80% of 1990 levels by 2050. In addition to California, twenty-two other states have set greenhouse gas emissions targets or goals (Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord, are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September 2008, the first-in-the-nation auction of CO2 allowances was held under the RGGI, a regional cap-and-trade system, which includes ten Northeast and Mid-Atlantic States. Under RGGI, the ten participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10% at a rate of 2.5% each year between 2015 and 2018. In addition, twenty-nine states and the District of Columbia have all adopted RPS and seven other states have adopted renewable portfolio goals. In November 2008, California, by Executive Order S-14-08, adopted a goal for all retailers of electricity to serve 33% of their load with renewable energy by 2020, and in September of 2009, Executive Order S-21-09 directed the California Air Resources Board to adopt regulations consistent with the 33% renewable energy target.

•	Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect competition from the wind and solar power generation industry to continue. The current demand for renewable energy is large enough that this increased competition has not materially impacted our ability to obtain new PPAs. However, the increase in competition and in the amount of renewable energy under contract may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will continue to be a leading source of renewable energy in areas with commercially viable geothermal resources.

•	We expect increased competition from binary power plant equipment suppliers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, which is in excess of 90%, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition also may lead to a reduction in prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

•	We also expect increased competition from new developers which may impact the prices and availability of new leases for geothermal resource.

•	While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new PPAs and new leases, increased competition in the power generation space may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of a geothermal resource depends on various factors such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction and injection of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our operations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our PPAs as a result of such decrease in availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. These risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance for most of our foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	On May 4, 2009, President Obama and the U.S. Treasury Department proposed changing certain of the U.S. tax rules for U.S. corporations doing business outside the United States. The proposed changes would limit the ability of U.S. corporations doing business through controlled foreign subsidiaries to deduct expenses attributable to offshore earnings, modify the foreign tax credit rules and further restrict the ability of U.S. corporations to transfer funds between foreign subsidiaries without triggering a requirement to pay U.S. income tax. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws may increase our U.S. income tax liability and adversely affect our profitability.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policies Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this change in law to affect our U.S. projects significantly, as all except one of our current contracts (our Steamboat 1 power plant, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current projects operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic projects operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPAs, which could have an adverse effect on our revenues.

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

The prices paid for electricity pursuant to the PPA of the Puna power plant are tied to the price of oil. Accordingly, our revenues for that power plant, which accounted for approximately 8.3% of our total revenues for the nine-month period ended September 30, 2010, may be volatile.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Revenues
Electricity Segment	$83,357	$67,913	$218,269	$189,799	82.1%	57.1%	77.8%	59.7%
Product Segment	18,120	51,113	62,128	128,037	17.9	42.9	22.2	40.3

Total	$101,477	$119,026	$280,397	$317,836	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months		Nine Months		Three Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Electricity Segment:
United States	$65,556	$49,877	$164,055	$137,160	78.6%	73.4%	75.2%	72.3%
Foreign	17,801	18,036	54,214	52,639	21.4	26.6	24.8	27.7

Total	$83,357	$67,913	$218,269	$189,799	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	$3,512	$8,321	$8,535	$55,533	19.4%	16.3%	13.7%	43.4%
Foreign	14,608	42,792	53,593	72,504	80.6	83.7	86.3	56.6

Total	$18,120	$51,113	$62,128	$128,037	100.0%	100.0%	100.0%	100.0%

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices paid for electricity under the PPAs with Southern California Edison Company (Southern California Edison) for the Heber 1 and 2 plants, the Mammoth complex, the Ormesa complex, and the North Brawley plant are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the PPAs of our projects in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern

California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our electricity revenues are generally higher in the summer than in the winter.

Breakdown of Cost of Revenues

Electricity Segment

The principal expenses attributable to our operating projects include operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance and, for the California projects, transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For each of the nine-month periods ended September 30, 2010 and 2009, royalties constituted approximately 3.8% of the Electricity Segment revenues.

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

Cash and Cash Equivalents

Our cash and cash equivalents as of September 30, 2010 increased to $49.2 million from $46.3 million as of December 31, 2009. This increase is principally due to: (i) issuance of an aggregate principal amount of approximately $142.0 million of senior unsecured bonds on August 3, 2010; (ii) $108.3 million received in September 2010 for Specified Energy Property in Lieu of Tax Credits relating to our North Brawley geothermal power plant under Section 1603 of the ARRA; (iii) $79.6 million derived from operating activities during the nine months ended September 30, 2010; and (iv) $19.6 million received from the sale of GDL. The increase in our cash resources was partially offset by: (i) our use of $194.9 million to fund capital expenditures; (ii) net payment of $64.5 million for acquisition of controlling interest in Mammoth Pacific ($72.5 million purchase price less $8.0 million available cash in such subsidiary at the acquisition date); (iii) $37.7 million to repay long-term debt to our parent and to third parties; (iv) a net repayment of $17.5 million against our revolving credit lines with commercial banks; and (v) a net increase of $23.4 million in restricted cash and cash equivalents. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2010 was $402.5 million, as described below in the section entitled “Liquidity and Capital Resources”, of which we utilized $179.8 million (including $63.3 million of letters of credit) as of September 30, 2010.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the year ended December 31, 2009.

New Accounting Pronouncements

On January 1, 2010, we adopted the amended consolidation guidance for variable interest entities. As to the impact of the adoption of this amendment on the consolidated financial statements and the additional disclosure in such consolidated financial statements, see Note 6 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report.

On July 1, 2010, we adopted an accounting standards update that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The adoption of this accounting standards update resulted in a reclassification to retained earnings with an offset to other comprehensive income effective July 1, 2010.

See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for additional information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility as a result of each of the following: (i) our recent construction of new projects and enhancement of acquired projects; (ii) a significant downward fluctuation in revenues from our Product Segment; and (iii) to a lesser extent the inclusion of the Mammoth complex in our consolidated financial statements beginning on August 2, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2009		2009
	2010	(As Revised(1))	2010	(As Revised(1))
	(In thousands, except		(In thousands, except
	per share data)		per share data)

Statements of Operations Historical Data:
Revenues:
Electricity	$83,357	$67,913	$218,269	$189,799
Product	18,120	51,113	62,128	128,037

	101,477	119,026	280,397	317,836

Cost of revenues:
Electricity	61,530	44,085	179,551	132,489
Product	14,764	35,780	41,316	87,265

	76,294	79,865	220,867	219,754

Gross margin:
Electricity	21,827	23,828	38,718	57,310
Product	3,356	15,333	20,812	40,772

	25,183	39,161	59,530	98,082
Operating expenses:
Research and development expenses	1,252	3,863	8,133	7,151
Selling and marketing expenses	3,333	3,393	9,221	10,909
General and administrative expenses	5,780	6,437	19,796	19,554
Write-off of unsuccessful exploration activities	—	2,367	3,050	2,367

Operating income	14,818	23,101	19,330	58,101
Other income (expense):
Interest income	140	157	432	585
Interest expense, net	(10,961)	(4,358)	(30,101)	(12,063)
Foreign currency translation and transaction gains (losses)	1,074	25	475	(1,324)
Income attributable to sale of tax benefits	2,183	3,869	6,392	12,403
Gain on acquisition of controlling interest	36,928	—	36,928	—
Other non-operating income (expense), net	233	246	(47)	646

Income from continuing operations, before income taxes and equity in income (losses) of investees	44,415	23,040	33,409	58,348
Income tax provision	(11,931)	(2,935)	(6,009)	(10,232)
Equity in income (losses) of investees, net	(83)	591	942	1,496

Income from continuing operations	32,401	20,696	28,342	49,612
Discontinued operations:
Income from discontinued operations, net of related tax of $0, $536, $6 and $1,206, respectively	—	1,251	14	2,815
Gain on sale of of a subsidiary in New Zealand, net of related tax of $2,000	—	—	4,336	—

Net income	32,401	21,947	32,692	52,427
Net loss attributable to noncontrolling interest	58	80	168	236

Net income attributable to the Company’s stockholders	$32,459	$22,027	$32,860	$52,663

Earnings per share — basic and diluted:
Income from continuing operations	$0.71	$0.45	$0.62	$1.10
Income from discontinued operations	—	0.03	0.10	0.06

Net income	$0.71	$0.48	$0.72	$1.16

Weighted average number of shares used in computation of earnings per share:
Basic	45,431	45,413	45,431	45,379

Diluted	45,450	45,564	45,452	45,477

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2009		2009
	2010	(As Revised(1))	2010	(As Revised(1))

Statements of Operations Percentage Data:
Revenues:
Electricity	82.1%	57.1%	77.8%	59.7%
Product	17.9	42.9	22.2	40.3

	100.0	100.0	100.0	100.0

Cost of revenues:
Electricity	73.8	64.9	82.3	69.8
Product	81.5	70.0	66.5	68.2

	75.2	67.1	78.8	69.1

Gross margin:
Electricity	26.2	35.1	17.7	30.2
Product	18.5	30.0	33.5	31.8

	24.8	32.9	21.2	30.9
Operating expenses:
Research and development expenses	1.2	3.2	2.9	2.2
Selling and marketing expenses	3.3	2.9	3.3	3.4
General and administrative expenses	5.7	5.4	7.1	6.2
Write-off of unsuccessful exploration activities	0.0	2.0	1.1	0.7

Operating income	14.6	19.4	6.9	18.3
Other income (expense):
Interest income	0.1	0.1	0.2	0.2
Interest expense, net	(10.8)	(3.7)	(10.7)	(3.8)
Foreign currency translation and transaction gains (losses)	1.1	0.0	0.2	(0.4)
Income attributable to sale of tax benefits	2.2	3.3	2.3	3.9
Gain on acquisition of controlling interest	36.4	0.0	13.2	0.0
Other non-operating income (expense), net	0.2	0.2	(0.0)	0.2

Income from continuing operations, before income taxes and equity in income (losses) of investees	43.8	19.4	11.9	18.4
Income tax provision	(11.8)	(2.5)	(2.1)	(3.2)
Equity in income (losses) of investees, net	(0.1)	0.5	0.3	0.5

Income from continuing operations	31.9	17.4	10.1	15.6
Discontinued operations:
Income from discontinued operations, net of related tax	—	1.1	0.0	0.9
Gain on sale of of a subsidiary in New Zealand, net of related tax	—	—	1.5	—

Net income	31.9	18.4	11.7	16.5
Net loss attributable to noncontrolling interest	0.1	0.1	0.1	0.1

Net income attributable to the Company’s stockholders	32.0%	18.5%	11.7%	16.6%

(1)	Revision of the financial statements for three and nine-month periods ended September 30, 2009

Through the third quarter of 2009, we accounted for exploration and development costs using an accounting method that is analogous to the full cost method used in the oil and gas industry. Under that method, we capitalized costs incurred in connection with the exploration and development of geothermal resources on an “area-of-interest” basis. Each area of interest included a number of potential projects in the state of Nevada that were planned to be operated together with the same operation and maintenance team. Impairment tests were performed on an area-of-interest basis rather than at a single site. Under this methodology, costs associated with projects that we determined are not economically feasible remained capitalized as long as the area-of-interest was not subject to impairment.

Following a periodic review performed by the SEC Staff, we concluded that this accounting treatment was inappropriate in certain respects and restated the consolidated financial statements for the year ended December 31, 2008 to write-off capitalized costs for projects we determined are not economically feasible in the period such determination was made. We also revised our financial statements for the three and nine-month period ended September 30, 2009 to give effect to a write-off of costs associated with a project which we determined in the third quarter of 2009 would not support commercial operations.

The effect of the revision on the results of operations in those periods is presented in Note 1 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report.

Comparison of the Three Months Ended September 30, 2010 and the Three Months Ended September 30, 2009

Total Revenues

Total revenues for the three months ended September 30, 2010 were $101.5 million, compared to $119.0 million for the three months ended September 30, 2009, which represented a 14.7% decrease in total revenues. This decrease in total revenues is due to a 64.5% decrease in revenues from our Product Segment from the same period in 2009, while revenues from our Electricity Segment increased by 22.7% from the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2010 were $83.4 million, compared to $67.9 million for the three months ended September 30, 2009, which represented a 22.7% increase in such revenues. This increase is a result of increased electricity generation at most of our power plants from 783,532 MWh in the three months ended September 30, 2009 to 937,402 MWh in the three months ended September 30, 2010. The most significant contributors to the increase in our electricity generation were: (i) an increase in the generation of the Puna power plant due to repair work that was completed in the second quarter of 2010; (ii) the placement in service of our North Brawley power plant in January 2010, with revenues of $5.1 million in the three months ended September 30, 2010; and (iii) the consolidation of the Mammoth complex effective August 2, 2010 with revenues of $3.5 million in the period from August 2, 2010 to September 30, 2010, resulting from the acquisition of the remaining 50% interest in Mammoth Pacific, as discussed above. The increase in our Electricity Segment revenues is also attributable to a slight increase in the average revenue rate of our electricity portfolio from $87 per MWh in the third quarter of 2009 to $89 per MWh in the third quarter of 2010.

Product Segment

Revenues attributable to our Product Segment for the three months ended September 30, 2010 were $18.1 million, compared to $51.1 million for the three months ended September 30, 2009, which represented a 64.5% decrease in such revenues. This decrease in our product revenue is a result of a decline in our Product Segment customer orders. As previously disclosed, the Product Segment revenues are volatile and unpredictable. We expect this downward fluctuation to affect revenues from our Product Segment at least for the remainder of this year.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2010 was $76.3 million, compared to $79.9 million for the three months ended September 30, 2009, which represented a 4.5% decrease in total cost of revenues. This decrease is attributable to a decrease in our Product Segment cost of revenues, as discussed below, which was partially offset by an increase in our Electricity Segment cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2010 was 75.2%, compared to 67.1% for the same period in 2009. This increase is mainly attributable to high costs in our North Brawley plant, as described below, as well as the lower volume of the Product Segment revenues.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2010 was $61.5 million, which includes $10.1 million (including depreciation) related to the North Brawley power plant, compared to $44.1 million for the three months ended September 30, 2009, which represented a 39.6% increase in total cost of revenues for such segment. The increase over the same period last year is mainly attributable to our North Brawley power plant, which was placed in service in January 2010. We have incurred high costs (including depreciation) associated with operating and maintaining a 50 MW power plant that is operating at a lower rate. The higher costs in the North Brawley power plant increased the cost per MWh in the current quarter compared to the third quarter of 2009. Since March 2010, we have been installing permanent solids removal equipment on the injection flow. This equipment provides better removal efficiency at a fraction of the operating costs that we have seen with disposable cartridges, and we are in the process of implementing this solution on the production wells. Nevertheless, we expect to have high operation expenses in the next few quarters. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2010 was 73.8%, compared to 64.9% for the three months ended September 30, 2009. We expect this trend to continue during the remainder of 2010.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended September 30, 2010 was $14.8 million, compared to $35.8 million for the three months ended September 30, 2009, which represented a 58.7% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in product revenues as described above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended September 30, 2010 was 81.5%, compared to 70.0% for the three months ended September 30, 2009. This increase reflects a decrease in our gross margin, which is mainly attributable to the lower volume of Product Segment revenues.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2010 were $1.3 million, compared to $3.9 million for the three months ended September 30, 2009, which represented a 67.6% decrease. The decrease in our research and development expenses from the same period last year is primarily attributable to the costs related to an experimental REG plant specifically designed to use the residual energy from the vaporization process at liquefied natural gas regasification terminals, including developing and building a unit at a customer’s premises in Spain, which costs decreased to $0.3 million in the three months ended September 30, 2010, from $1.9 million in the three months ended September 30, 2009. The large decrease is because the majority of the costs related to the experimental REG plant have been incurred through the second quarter of 2010. Construction of the plant commenced in the third quarter of 2010 and is expected to be completed in the first quarter of 2011. If the development of the unit is not successful we will have to remove the unit from the customer’s site. If the unit operates successfully and passes acceptance tests, we will be paid by the customer an amount of approximately $15.0 million which will be recognized as revenue upon acceptance by the customer. Our research and development activities during the three months ended September 30, 2010 also included: (i) continued development of enhanced geothermal systems (EGS); (ii) development of a solar thermal system for the production of electricity; and (iii) research of various solutions related to power plant cooling systems.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2010 were $3.3 million, compared to $3.4 million for the three months ended September 30, 2009. Selling and marketing expenses for the three months ended September 30, 2010 constituted 3.3% of total revenues for such period compared to 2.9% for the three months ended September 30, 2009.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 were $5.8 million, compared to $6.4 million for the three months ended September 30, 2009, which represented a 10.2% decrease. General and administrative expenses for the three months ended September 30, 2010 constituted 5.7% of total revenues for such period, compared to 5.4% for the three months ended September 30, 2009.

Write-off of Unsuccessful Exploration Activities

We did not have any write-offs of unsuccessful exploration activities for the three months ended September 30, 2010. Write-off of unsuccessful exploration activities for the three months ended September 30, 2009 was $2.4 million (as revised), which represents the write-off of exploration costs related to the Rock Hills exploration project in Nevada, which we determined in the third quarter of 2009 would not support commercial operations.

Operating Income

Operating income for the three months ended September 30, 2010 was $14.8 million, compared to $23.1 million (as revised) for the three months ended September 30, 2009. Such decrease of $8.3 million in operating income was principally attributable to a decrease in the total gross margin due to the decrease in Product Segment revenues and the increase in Electricity Segment cost of revenues. Operating income attributable to our Electricity Segment for the three months ended September 30, 2010 was $13.5 million, compared to $14.7 million (as revised) for the three months ended September 30, 2009, mainly due to the increase in electricity cost of revenues, as explained above. Operating income attributable to our Product Segment for the three months ended September 30, 2010 was $1.4 million, compared to $8.4 million for the three months ended September 30, 2009, due to the decrease in our Product Segment revenues.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2010 was $11.0 million, compared to $4.4 million for the three months ended September 30, 2009, which represented a 151.5% increase. The $6.6 million increase is primarily due to: (i) a decrease of $4.8 million in interest capitalized to projects as a result of decreased aggregate investment in projects under construction; (ii) issuance of senior unsecured bonds on August 3, 2010, in the aggregate principal amount of approximately $142.0 million, as discussed above; and (iii) loan agreements with two groups of institutional investors and a commercial bank in an aggregate total amount of $90.0 million in the third and fourth quarters of 2009. The increase was partially offset by a decrease in interest expense as a result of the acquisition of a thirty percent interest in the Class B membership units of OPC on October 30, 2009 by our subsidiary, Ormat Nevada, as well as principal repayments.

Foreign Currency Translation and Transaction Gains

Foreign currency translation and transaction gains for the three months ended September 30, 2010 were $1.1 million, compared to $0.1 million for the three months ended September 30, 2009. The $1.0 million increase is primarily due to higher gains on forward foreign exchange transactions which do not qualify as hedge transactions for accounting purposes for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the three months ended September 30, 2010 was $2.2 million, compared to $3.9 million for the three months ended September 30, 2009. This income represents the value of production tax credits (PTCs) and taxable income or loss generated by OPC and allocated to the investors. The decrease is due to lower depreciation for tax purposes as a result of declining depreciation rates utilizing the Modified Accelerated Cost Recovery System (MACRS) and to our purchase of Class B membership units of OPC from Lehman-OPC on October 30, 2009.

Gain on acquisition of controlling interest

Gain on acquisition of controlling interest for the three months ended September 30, 2010 was $36.9 million. This gain relates to the acquisition of the remaining 50% interest in Mammoth Pacific as discussed above. The acquisition-date fair value of the previous 50% equity interest was $64.9 million. In three months ended September 30, 2010, we recognized a pre-tax gain of $36.9 million ($22.6 million after tax), which is equal to the difference between the acquisition-date fair value of the initial investment in Mammoth Pacific and the acquisition-date carrying value of such investment.

Income Taxes

Income tax provision for the three months ended September 30, 2010 was $11.9 million, compared to $2.9 million (as revised) for the three months ended September 30, 2009. The effective tax rate for the three months ended September 30, 2010 was 26.9%, compared to 12.7% for the three months ended September 30, 2009. The increase in the effective tax rate primarily resulted from the tax impact of the gain on acquisition of controlling interest as discussed above, offset partially by the PTCs which reduce the effective tax rate for the third quarter of 2010 as a result of our lower pre-tax income from continuing operations (excluding the gain on acquisition of controlling interest). Excluding the gain on acquisition of controlling interest, we expect to recognize an income tax benefit during 2010 due to the significance of the forecasted PTCs in relation to our forecasted pretax income from continuing operations.

Equity in Income (Losses) of Investees

Our participation in the losses generated from our investees for the three months ended September 30, 2010 was $0.1 million, compared to income of $0.6 million for the three months ended September 30, 2009. The amount is derived mainly from our 50% ownership of the Mammoth complex which was included in the Company’s consolidated financial statements effective August 2, 2010, as a result of our acquisition of the remaining 50% interest in Mammoth Pacific. For the third quarter of 2010, the amount represents our share in the loss of the Mammoth complex in the period from July 1, 2010 to August 1, 2010.

Income from Continuing Operations

Income from continuing operations for the three months ended September 30, 2010 was $32.4 million, compared to $20.7 million (as revised) for the three months ended September 30, 2009. Such increase of $11.7 million in income from continuing operations was principally attributable to: (i) gain on acquisition of controlling interest in the amount of $36.9 million; and (ii) a $1.0 million increase in foreign currency transaction and translation gains. The increase was partially offset by: (i) an $8.3 million decrease in operating income; (ii) a $6.6 million increase in interest expense, net; (iii) a $1.7 million decrease in income attributable to the sale of tax benefits; and (iv) a $9.0 million increase in income tax provision.

Discontinued Operations

In January 2010, a former shareholder of GDL exercised a call option to purchase from us our shares in GDL for approximately $2.8 million. We did not exercise our right of first refusal and, therefore, we transferred our shares in GDL to the former shareholder. The operations of GDL have been included in discontinued operations for all periods prior to the sale of GDL.

Net Income

Net income for the three months ended September 30, 2010 was $32.4 million, compared to $21.9 million (as revised) for the three months ended September 30, 2009. Such increase in net income was principally attributable to the increase in income from continuing operations in the amount of $11.7 million, as discussed above.

Comparison of the Nine Months Ended September 30, 2010 and the Nine Months Ended September 30, 2009

Total Revenues

Total revenues for the nine months ended September 30, 2010 were $280.4 million, compared to $317.8 million for the nine months ended September 30, 2009, which represented an 11.8% decrease in total revenues. The decrease in our total revenues is due to a 51.5% decrease in our Product Segment revenues, while revenues from our Electricity Segment increased by 15.0% from the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2010 were $218.3 million, compared to $189.8 million for the nine months ended September 30, 2009, which represented a 15.0% increase in such revenues. This increase is a result of increased electricity generation at most of our power plants from 2,454,862 MWh in the nine months ended September 30, 2009 to 2,735,018 MWh in the nine months ended September 30, 2010. The most significant contributors to the increase in our electricity generation were: (i) an increase in the generation of the Puna power plant due to repair work that was completed in the second quarter of 2010; (ii) the placement in service of our North Brawley power plant in January 2010, with revenues of $11.3 million in the nine months ended September 30, 2010; and (iii) the consolidation of the Mammoth complex effective August 2, 2010 with revenues of $3.5 million in the period from August 2, 2010 to September 30, 2010, resulting from the acquisition of the remaining 50% interest in Mammoth Pacific, as discussed above. The increase in our Electricity Segment revenues is also attributable to a slight increase in the average revenue rate of our electricity portfolio from $77 per MWh in the nine months ended September 30, 2009 to $80 per MWh in the nine months ended September 30, 2010.

Product Segment

Revenues attributable to our Product Segment for the nine months ended September 30, 2010 were $62.1 million, compared to $128.0 million for the nine months ended September 30, 2009, which represented a 51.5% decrease in such revenues. This decrease in our product revenue is a result of a decline in our Product Segment customer orders, which we have previously discussed.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2010 was $220.9 million, compared to $219.8 million for the nine months ended September 30, 2009. This slight increase is attributable to an increase in our Electricity Segment cost of revenues, which was offset by a decrease in our Product Segment cost of revenues, as discussed below. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2010 was 78.8%, compared to 69.1% for the same period in 2009. This increase is mainly attributable to high costs in our North Brawley plant, as described below, as well as the lower volume of the Product Segment revenues.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2010 was $179.6 million, which includes $31.5 million (including depreciation) related to our North Brawley power plant, compared to $132.5 million for the nine months ended September 30, 2009, which represented a 35.5% increase in total cost of revenues for such segment. The increase over the same period last year is mainly attributable to our North Brawley power plant which was placed in service in January 2010. We have incurred high costs (including depreciation) associated with operating and maintaining a 50 MW power plant that is operating at a lower rate. The higher costs in the North Brawley power plant increased the cost per MWh for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2010 was 82.3%, compared to 69.8% for the nine months ended September 30, 2009.

Product Segment

Total cost of revenues attributable to our Product Segment for the nine months ended September 30, 2010 was $41.3 million, compared to $87.3 million for the nine months ended September 30, 2009, which represented a 52.7% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in product revenues, as described above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the nine months ended September 30, 2010 was 66.5%, compared to 68.2% for the nine months ended September 30, 2009. This percentage decrease is attributable to the removal of a contingency relating to a project that was substantially completed in the second quarter of 2010.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2010 were $8.1 million, compared to $7.2 million for the nine months ended September 30, 2009, which represented a 13.7% increase. The increase is primarily attributable to the costs related to the experimental REG plant in the amount of $5.3 million (in addition to $7.5 million recorded in the year ended December 31, 2009) compared to $3.8 million for the nine months ended September 30, 2009. Our research and development activities during the nine months ended September 30, 2010 also included: (i) continued development of EGS; (ii) development of a solar thermal system for the production of electricity; and (ii) research of various solutions related to power plant cooling systems.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2010 were $9.2 million, compared to $10.9 million for the nine months ended September 30, 2009, which represented a 15.5% decrease. The decrease was due primarily to the decrease in Product Segment revenues. Selling and marketing expenses for the nine months ended September 30, 2010 constituted 3.3% of total revenues for such period, compared to 3.4% for the nine months ended September 30, 2009.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $19.8 million, compared to $19.6 million for the nine months ended September 30, 2009. General and administrative expenses for the nine months ended September 30, 2010 constituted 7.1% of total revenues for such period, compared to 6.2% for the nine months ended September 30, 2009.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the nine months ended September 30, 2010 was $3.1 million, compared to $2.4 million (as revised) for the nine months ended September 30, 2009. Write-off of unsuccessful exploration activities for the nine months ended September 30, 2010 relates to the Gabbs Valley exploration project in Nevada, which we determined in the second quarter of 2010 would not support commercial operations. Write-off of unsuccessful exploration activities for the nine months ended September 30, 2009 relates to the Rock Hills exploration project in Nevada, which we determined in the third quarter of 2009 would not support commercial operations.

Operating Income

Operating income for the nine months ended September 30, 2010 was $19.3 million, compared to $58.1 million (as revised) for the nine months ended September 30, 2009. Such decrease of $38.8 million in operating income was principally attributable to a decrease in the total gross margin due to the decrease in Product Segment revenues and the increase in Electricity Segment cost of revenues. Operating income attributable to our Electricity Segment for the nine months ended September 30, 2010 was $11.4 million, compared to $35.2 million (as revised) for the nine months ended September 30, 2009, mainly due to the increase in electricity cost of revenues, as explained above. Operating income attributable to our Product Segment for the nine months ended September 30, 2010 was $7.9 million, compared to $22.9 million for the nine months ended September 30, 2009, mainly due to the decrease in product revenues, as explained above.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2010 was $30.1 million, compared to $12.1 million for the nine months ended September 30, 2009, which represented a 149.5% increase. The $18.0 million increase is primarily due to: (i) a decrease of $13.2 million in interest capitalized to projects as a result of decreased aggregate investment in projects under construction; (ii) an increase in interest expenses related to our long-term project finance loans of the Olkaria III and Amatitlan power plants; (iii) borrowings under our revolving credit lines with banks; (iv) loan agreements with two groups of institutional investors and a commercial bank in the third and fourth quarter of 2009; and (v) issuance of senior unsecured bonds on August 3, 2010, as discussed above. The increase was partially offset by a decrease in interest expense as a result of the acquisition of a thirty percent interest in the Class B membership units of OPC on October 30, 2009 by our subsidiary, Ormat Nevada, as well as principal repayments.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the nine months ended September 30, 2010 were $0.5 million, compared to losses of $1.3 million for the nine months ended September 30, 2009. The $1.8 million increase is primarily due to higher gains on forward foreign exchange transactions which do not qualify as hedge transactions for accounting purposes for the nine months ended September 30, 2010, compared to losses for the nine months ended September 30, 2009.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the nine months ended September 30, 2010 was $6.4 million, compared to $12.4 million for the nine months ended September 30, 2009. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors. The decrease is due to lower depreciation for tax purposes as a result of declining depreciation rates utilizing MACRS and to our purchase of Class B membership units of OPC from Lehman-OPC.

Gain on acquisition of controlling interest

Gain on acquisition of controlling interest for the nine months ended September 30, 2010 was $36.9 million. This gain relates to the acquisition of the remaining 50% interest in Mammoth Pacific as discussed above. The acquisition-date fair value of the previous 50%-equity interest was $64.9 million. In the nine months ended September 30, 2010, we recognized a pre-tax gain of $36.9 million ($22.4 million after tax), which is equal to the difference between the acquisition-date fair value of the initial investment in Mammoth Pacific and the acquisition-date carrying value of such investment.

Income Taxes

Income tax provision for the nine months ended September 30, 2010 was $6.0 million, compared to $10.2 million (as revised) for the nine months ended September 30, 2009. The effective tax rate for the nine months ended September 30, 2010 was 18.0%, compared to 17.5% for the nine months ended September 30,

2009. The fluctuation in the effective tax rate primarily resulted from the tax impact of the gain on acquisition of controlling interest as discussed above, offset by the PTCs which reduce the effective tax rate for the nine months ended September 30, 2010 as a result of our low pre-tax income from continuing operations (excluding the gain on acquisition of controlling interest), partially offset by a valuation allowance recorded in 2010 relating to capital loss carryovers. Excluding the gain on acquisition of controlling interest, we expect to recognize an income tax benefit during 2010 due to the significance of the forecasted PTCs in relation to our forecasted pretax income from continuing operations.

Equity in Income of Investees

Our participation in the income generated from our investees for the nine months ended September 30, 2010 was $0.9 million, compared to $1.5 million for the nine months ended September 30, 2009. The amount is derived mainly from our 50% ownership of the Mammoth complex which was included in the Company’s consolidated financial statements effective August 2, 2010, as a result of the acquisition of the remaining 50% interest in Mammoth Pacific. For the first nine months of 2010, the amount represents our share in the income of the Mammoth complex in the period from January 1, 2010 to August 1, 2010.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2010 was $28.3 million, compared to $49.6 million (as revised) for the nine months ended September 30, 2009. Such decrease of $21.3 million in income from continuing operations was principally attributable to: (i) a $38.8 million decrease in operating income; (ii) an $18.0 million increase in interest expense; and (iii) a $6.0 million decrease in income attributable to the sale of tax benefits. This was partially offset by: (i) a $1.8 million increase in foreign currency transaction and translation gains; (ii) gain on acquisition of controlling interest of $36.9 million; and (iii) a $4.2 million decrease in income tax provision.

Discontinued Operations

In January 2010, a former shareholder of GDL exercised a call option to purchase from us our shares in GDL for approximately $2.8 million. We did not exercise our right of first refusal and, therefore, we transferred our shares in GDL to the former shareholder. As a result, we recorded an after-tax gain of $4.3 million in the nine months ended September 30, 2010. The operations of GDL have been included in discontinued operations for all periods prior to the sale of GDL.

Net Income

Net income for the nine months ended September 30, 2010 was $32.7 million, compared to $52.4 million (as revised) for the nine months ended September 30, 2009. Such decrease in net income was principally attributable to the decrease in income from continuing operations in the amount of $21.3 million, as discussed above, partially offset by the gain on the sale of shares in GDL in the amount of $4.3 million, net of related income taxes.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, the issuance of our common stock in public and private offerings, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuance by Ormat Funding Corp. (OFC) and OrCal Geothermal Inc. (OrCal) of their respective Senior Secured Notes, project financing (including the Puna lease and the OPC Transaction described below), and a cash grant we received under the ARRA in respect of the North Brawley power plant. We have utilized this cash to fund our acquisitions (including the acquisition of the remaining 50% ownership of the Mammoth complex in August 2010), to develop and construct power generation plants, and to meet our other cash and liquidity needs.

As of September 30, 2010, we have access to the following sources of funds: (i) $49.2 million in cash and cash equivalents; and (ii) $222.7 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the rest of 2010 include approximately $132 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $24.2 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; and (iv) future project financing and refinancing. Management believes that these sources will address our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions.

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

Non-Recourse and Limited-Recourse Third Party Debt

OFC Senior Secured Notes — Non Recourse

On February 13, 2004, OFC, one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act), for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A power plants, and the financing of the acquisition cost of the Steamboat 2/3 power plants. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on September 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2010, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of September 30, 2010, there were $141.4 million of OFC Senior Secured Notes outstanding.

OrCal Secured Notes — Non-Recourse

On December 8, 2005, OrCal, one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act, for the purpose of refinancing the acquisition cost of the Heber power plants. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on September 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2010, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of September 30, 2010, there were $103.2 million of OrCal Senior Secured Notes outstanding.

Olkaria III Loan — Non-Recourse

OrPower 4, Inc. (OrPower 4), has a project financing loan of $105.0 million which refinanced its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. The loan was provided by a group of European Development Finance Institutions (DFIs) arranged by DEG — Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The loan will mature on December 15, 2018, and will be payable in 19 equal semi-annual installments, commencing December 15, 2009. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on $77.0 million of the loan at 6.90% per annum. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. As of September 30, 2010, OrPower 4 was in compliance with the covenants under the loan. As of September 30, 2010, $93.9 million of the Olkaria III loan was outstanding.

Amatitlan Loan — Non-Recourse

Ortitlan Limitada (Ortitlan), entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. (TCW). The loan will mature on June 15, 2016, and will be payable in 28 quarterly installments, commencing September 15, 2009. The annual interest rate on the loan is 9.83%, but the effective cost for us is approximately 8%, due to the elimination, following the refinancing, of the political risk insurance premiums that we had been paying on our equity investment in the project. There are various restrictive covenants under the loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. Management believes that as of September 30, 2010, Ortitlan was in compliance with the covenants under the loan. As of September 30, 2010, $39.5 million of the Amatitlan loan was outstanding.

Senior Loan from International Finance Corporation (IFC) — (The Zunil Power Plant) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has a senior loan agreement with IFC. The loan, of which $2.1 million was outstanding as of September 30, 2010, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. There are various restrictive covenants under the senior loan, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of September 30, 2010, Orzunil was in compliance with the covenants under this senior loan.

New Financing of Our Projects

Financing of the North Brawley Power Plant

We refinanced a portion of the equity invested in the North Brawley power plant with the cash grant we received under the ARRA in September 2010, and we intend to refinance a portion of the remainder with long-term debt of up to $100 million that we are currently negotiating with a financial institution.

Financing for Jersey Valley, McGinness Hills and Tuscarora Projects in Nevada

Our subsidiary, Ormat Nevada, has engaged John Hancock to arrange senior secured construction and term loan facilities under a United States DOE loan guarantee program of up to $350 million for three geothermal projects currently under construction in Nevada. The three projects are the McGinness Hills, Jersey Valley and Tuscarora geothermal projects. Construction of all three projects has already commenced with commercial operation of the first phase of each project expected between 2011 and 2013.

The availability of the credit facilities is subject to various conditions, including execution of mutually satisfactory documentation and approval of the DOE.

John Hancock and the DOE will conduct a due diligence review of the three projects. Upon the satisfactory completion of the review, John Hancock and the DOE will consider issuing a conditional commitment which will lead to a loan guarantee.

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

As of September 30, 2010, letters of credit in the aggregate amount of $34.4 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with five commercial banks for an aggregate amount of $365.0 million. Under these credit agreements, we or our Israeli subsidiary, Ormat Systems Ltd., can request extensions of credit in the form of loans in the amount of up to $315.0 million and/or the issuance of one or more letters of credit in the amount of up to $365.0 million. The credit agreements mature between December 2010 and September 2013.

Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of September 30, 2010, loans in the total amount of $116.5 million were outstanding, and letters of credit in the total amount of $28.9 million remain issued and outstanding under such credit agreements.

We have a $20.0 million term loan with a group of financial institutions, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears annual interest of 6.5%. As of September 30, 2010, $17.2 million was outstanding under this loan.

We have a $20.0 million term loan with a group of financial institutions, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of September 30, 2010, $20.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, and is payable in 10 semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of September 30, 2010, $45.0 million was outstanding under this loan.

On August 3, 2010, we entered into a trust instrument governing the issuance of, and accepted subscriptions for an aggregate principal amount of approximately $142.0 million of senior unsecured bonds (the Bonds). We issued the Bonds outside the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act.

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

Two commercial banks have issued such performance letters of credit in favor of our customers from time to time. As of September 30, 2010, such banks have issued us letters of credit totaling $22.0 million. These letters of credit were not issued under the credit agreements discussed under “Full-Recourse Third Party Debt” above.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described above under “Full-Recourse Third Party Debt”. As of September 30, 2010, letters of credit in the aggregate amount of $63.3 million remained issued and outstanding under the Union Bank credit agreement and our other agreements with commercial banks.

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

OPC Transaction

In September 2007, our wholly owned subsidiary, Ormat Nevada, entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (Morgan Stanley Geothermal LLC and Lehman-OPC), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC, entitling the investors to certain tax benefits (such as PTCs and accelerated depreciation) and distributable cash associated with four geothermal power plants.

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

Liquidity Impact of Uncertain Tax positions

As discussed in Note 17 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.6 million as of September 30, 2010. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but believe that the ultimate settlement of our obligations will not materially affect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date

November 5, 2008	$0.05	November 19, 2008	December 2, 2008
February 24, 2009	$0.07	March 16, 2009	March 26, 2009
May 8, 2009	$0.06	May 20, 2009	May 27, 2009
August 5, 2009	$0.06	August 18, 2009	August 27, 2009
November 4, 2009	$0.06	November 18, 2009	December 1, 2009
February 23, 2010	$0.12	March 16, 2010	March 25, 2010
May 5, 2010	$0.05	May 18, 2010	May 25, 2010
August 4, 2010	$0.05	August 17, 2010	August 26, 2010
November 2, 2010	$0.05	November 17, 2010	November 30, 2010

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$79,644	$77,696
Net cash used in investing activities	(153,020)	(248,881)
Net cash provided by financing activities	76,309	156,919
Translation adjustments on cash and cash equivalents	—	216
Net change in cash and cash equivalents	2,933	(14,050)

For the Nine Months Ended September 30, 2010

Net cash provided by operating activities for the nine months ended September 30, 2010 was $79.6 million, compared to $77.7 million for the nine months ended September 30, 2009. The net increase of $1.9 million resulted primarily from: (i) a decrease in net income to $32.7 million in the nine months ended September 30, 2010, from $52.4 million in the nine months ended September 30, 2009, mainly as a result of the decrease in operating income, as described above; (ii) gain on acquisition of controlling interest of $36.9 million; and (iii) a gain on sale of GDL of $6.4 million in the nine months ended September 30, 2010. Such decrease was partially offset by: (i) an increase of $15.7 million in depreciation and amortization mainly due to the placement in service of our North Brawley power plant in January 2010, as described above; (ii) an increase in receivables of $5.7 million in the nine months ended September 30, 2010, compared to $10.1 million in the nine months ended September 30, 2009; and (iii) a net decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $15.3 million in the nine months ended September 30, 2010, compared to a net increase of $27.1 million in the nine months ended September 30, 2009.

Net cash used in investing activities for the nine months ended September 30, 2010 was $153.0 million, compared to $248.9 million for the nine months ended September 30, 2009. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2010 were: (i) capital expenditures of $194.9 million, primarily for our facilities under construction; (ii) net payment of $64.5 million for acquisition of controlling interest in Mammoth Pacific ($72.5 million purchase price less $8.0 million available cash in such subsidiary at the acquisition date); and (iii) net increase of $23.4 million in restricted cash, cash equivalents and marketable securities, offset by: (i) $108.3 million received in September 2010 for Specified Energy Property in Lieu of Tax Credits relating to our North Brawley geothermal power plant under Section 1603 of the ARRA; and (ii) $19.6 million cash received from the sale of GDL. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2009 were capital expenditures of $212.3 million, primarily for our power facilities under construction, and a $36.2 million increase in restricted cash, cash equivalents and marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2010 was $76.3 million, compared to $156.9 million for the nine months ended September 30, 2009. The principal factor that affected the net cash provided by financing activities during the nine months ended September 30, 2010 was the issuance of an aggregate amount of approximately $142.0 million senior unsecured bonds on August 3, 2010 offset by: (i) the repayment of long-term debt in the amount of $37.7 million; (ii) a net decrease of $17.5 million against our revolving lines of credit with commercial banks; and (iii) the payment of a dividend to our shareholders in the amount of $10.0 million. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2009 were: (i) the proceeds of $105.0 million from the Olkaria III Loans; (ii) the proceeds of $42.0 million from the Amatitlan Loan; (iii) the $12.0 million drawn under revolving lines of credit from commercial banks; and (iv) $40.0 million proceeds from long term loan agreements with two groups of institutional investors, offset by: (i) the repayment of debt to our parent in the amount of $16.6 million; (ii) the payment of a dividend to our shareholders in the amount of $8.6 million; and (iii) the repayment of long-term debt in the amount of $13.0 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2010 was $78.8 million, compared to $48.0 million (as restated) for the three months ended September 30, 2009. Adjusted EBITDA for the nine months ended September 30, 2010 was $134.9 million, compared to $125.1 million (as restated) for the nine months ended September 30, 2009. Adjusted EBITDA includes consolidated EBITDA and our share in the interest, taxes, depreciation and amortization related to our unconsolidated 50% interest in the Mammoth complex.

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

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
		2009		2009
	2010	(As Revised)	2010	(As Revised)
	(In thousands)		(In thousands)

Net cash provided by operating activities	$20,710	$22,364	$79,644	$77,696
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	10,271	4,074	28,046	10,201
Interest income	(140)	(157)	(432)	(585)
Income tax provision (benefit)	11,931	3,472	8,015	11,439
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	35,823	17,184	17,509	23,525

EBITDA	78,595	46,937	132,782	122,276
Interest, taxes, depreciation and amortization attributable to the Company’s equity in Mammoth-Pacific L.P.	203	1,020	2,115	2,843

Adjusted EBITDA	$78,798	$47,957	$134,897	$125,119

Net cash used in investing activities	$(44,006)	$(90,479)	$(153,020)	$(248,881)

Net cash provided by financing activities	$18,341	$42,400	$76,309	$156,919

This non-GAAP information is provided to assist investors in performing their financial analysis of our operations for the periods presented. This information should not be considered in isolation or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.

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

Puna Project  An enhancement program for the Puna project is underway to increase the output of the project by an estimated 8 MW and improve the performance of the wellfield. The enhancement includes recompletion of the major production and injection wells and the construction of two additional OEC units. Permits to start construction have been obtained and the site construction is at advanced stage. Equipment manufacturing has been completed. We signed a memorandum of understanding and concluded the final terms of the PPA with Hawaii Electric Light Company for the sale of additional electrical power from the Puna project and we are currently waiting for the the Puna power plant lender’s approval. We expect to place the enhancement in service by the end of 2010 or the beginning of 2011. Full commertial operation would require upgrades by the utility that will occur later in 2011.

Jersey Valley Project  We are currently constructing the Jersey Valley project on Bureau of Land Management leases located in Pershing County, Nevada. We plan to build the project with three units. Field development and production of the power generating unit for the 15MW first phase has been completed; the construction permits have been obtained; and the project is at an advanced construction stage. Completion of construction of the first phase is expected at the end of 2010 or the beginning of 2011.

McGinness Hills Project  We are currently developing the first phase of the 30 MW McGinness Hills project on Bureau of Land Management leases located in Lander County, Nevada. Basic well field site preparation has been completed and permits to drill have been obtained. Four production wells and two successful injection wells have been drilled and drilling for additional wells is continuing. We have submitted documents to obtain the required construction permits and an Environmental Assessment is in progress. We signed a 20-year PPA with Nevada Power Company, which was approved by the Public Utilities Commission of Nevada (PUCN) on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012.

Tuscarora Project  We are currently developing the first phase (16 MW) of the Tuscarora project on private land located in Elko County, Nevada. The land, when acquired, contained a drilled production well. We have drilled two successful injection wells and two successful production wells. We have conducted a flow test, and we are continuing with drilling work. We signed a 20-year PPA with Nevada Power Company, which was approved by the PUCN on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012. The National Environmental Policy Act (NEPA) process is in progress in order to comply with the requirements under the DOE 1705 loan guarantee program.

Carson Lake Project  We are currently developing the 20 MW Carson Lake project on Bureau of Land Management leases located in Churchill County, Nevada. Our initial joint venture with Nevada Power Company for this project contemplated a larger project. We are in preliminary discussions to address the implications of a smaller project.

Mammoth Complex  We are currently developing 30 MW to 40 MW of new capacity to the Mammoth Complex located in Mammoth Lakes, California, which is comprised mainly by BLM leases. We have started the equipment fabrication for the replacement of the old generating equipment with modern units designed and manufactured by us. The new equipment will increase the annual generation and reduce the operating costs of the old PPAs. In parallel, we have commenced field development and drilled successful production well and drilling of additional wells is continuing. The project is expected to be completed in 2013.

We have estimated approximately $672 million for projects that are currently under construction and expected to be completed by 2013 and have invested approximately $222 million of such estimate as of September 30, 2010. We expect to invest approximately $81 million for these power plants in the rest of 2010 (including the North Brawley power plant).

In addition, we expect to invest approximately $51.1 million through the remainder of 2010 as follows: (i) $118 million in new projects under development; (ii) $7.0 million in capital expenditure in our operating power plants; (iii) $28.3 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $4 million in our production facilities.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain. A prolonged economic slowdown could reduce worldwide demand for energy, including our geothermal energy, REG and other products.

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

As of September 30, 2010, 71.4% of our consolidated long-term debt was in the form of fixed rate securities, and therefore, not subject to interest rate volatility risk. As of such date, 28.6% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of September 30, 2010, $206.4 million of our debt remained subject to some floating rate risk.

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

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Southern California Edison, Hawaii Electric Light Company, and Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.), and Kenya Power and Lighting Co. Ltd. If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 36.9% and 24.5% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and 29.6% and 21.4% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth complex, which was accounted for under the equity method through August 1, 2010. Following our acquisition of the remaining 50% interest in the Mammoth complex we have included the results of the Mammoth complex in our consolidated financial statements.

Sierra Pacific Power Company and Nevada Power Company accounted for 12.1% and 10.3% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and 14.8% and 12.0% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Hawaii Electric Light Company accounted for 9.5% and 3.8% of our total revenues for the three months ended September 30, 2010 and 2009, respectively, and 8.3% and 6.1% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.7% and 7.5% of the Company’s total revenues for the three months ended September 30, 2010 and 2009, respectively, and 9.4% and 8.2% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively.

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

Our subsidiary, Ormat Systems, received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arms length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israeli Tax Authorities in order to maintain the tax benefits. In addition, as an industrial company, Ormat Systems is entitled to accelerated depreciation on equipment used for its industrial activities. Under the provisions of certain tax regulations published in Israel in 2005, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 100% on machinery and equipment acquired from July 1, 2005 to December 31, 2006. Accelerated depreciation is to be claimed over two years. In the year in which the equipment was acquired, the regular depreciation rate is to be claimed with the remainder to be claimed in the second year. Under the provisions of certain tax regulations published in Israel in July 2008, industrial companies whose operations are mostly “Eligible Operations” are entitled to claim accelerated depreciation at the rate of 50% on machinery and equipment acquired from June 1, 2008 to May 31, 2009 and placed in service at the later of nine months after acquisition or before May 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Defendants filed a motion to dismiss the CAC on August 13, 2010 which remains pending.

The Company does not believe that these lawsuits have merit and is defending itself vigorously.

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

The two stockholder derivative cases filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe were consolidated by the Court in an order dated May 27, 2010 and the plaintiffs filed a consolidated derivative complaint on September 7, 2010. In accordance with a stipulation between the parties, defendants intend to file a motion to dismiss by November 9, 2010.

The two federal derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010. Plaintiffs filed a consolidated derivative complaint on October 28, 2010 and in accordance with a stipulation by the parties, defendants intend to file a motion to dismiss by December 13, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third fiscal quarter of 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10.1	Sale and Purchase Agreement dated August 2, 2010, between ORNI 44 LLC and CD Mammoth Lakes I, Inc. And CD Mammoth Lakes II, Inc., filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Joseph Tenne
Name:     Joseph Tenne

Title:	Chief Financial Officer

Date: November 4, 2010

EXHIBIT INDEX

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
10.1	Sale and Purchase Agreement dated August 2, 2010, between ORNI 44 LLC and CD Mammoth Lakes I, Inc. And CD Mammoth Lakes II, Inc., filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.