Form 10-K
period 2010-12-31
ORMAT TECHNOLOGIES, INC.
filed 2011-02-28
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $515,567,617 based on the closing price as reported on the New York Stock Exchange.

The number of outstanding shares of common stock of the registrant, as of February 24, 2011, was 45,430,886.

Documents Incorporated by Reference: Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2010.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Term	Definition

Amatitlan Loan	$42,000,000 in aggregate principal amount borrowed by our subsidiary Ortitlan from TCW Global Project Fund II, Ltd.
AMM	Administrador del Mercado Mayorista (administrator of the wholesale market — Guatemala)
ARRA	American Recovery and Reinvestment Act of 2009
Auxiliary Power	The power needed to operate a geothermal power plant’s auxiliary equipment such as pumps and cooling towers.
Availability	The ratio of the time a power plant is ready to be in service, or is in service, to the total time interval under consideration, expressed as a percentage, independent of fuel supply (heat or geothermal) or transmission accessibility.
Balance of Plant Equipment	Power plant equipment other than the generating units including items such as transformers, valves, interconnection equipment, cooling towers for water cooled power plants, etc.
BLM	Bureau of Land Management of the U.S. Department of the Interior
Capacity	The maximum load that a power plant can carry under existing conditions, less Auxiliary Power.
Capacity Factor	The ratio of the average load on a generating resource to its generating capacity during a specified period of time, expressed as a percentage.
CDC	Commonwealth Development Corporation
CGC	Crump Geothermal Company LLC
CNE	National Energy Commission of Nicaragua
CNEE	National Electric Energy Commission of Guatemala
COD	Commercial Operation Date
Company	Ormat Technologies, Inc., a Delaware corporation, and subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
DEG	Deutsche Investitions-und Entwicklungsgesellschaft mbH
DFIs	Development Finance Institutions
DISNORTE	Empresa Distribudora de Electricidad del Norte (a Nicaragua distribution company)
DISSUR	Empresa Distribudora de Electricidad del Sur (a Nicaragua distribution company)
DOE	U.S. Department of Energy
DOGGR	California Division of Oil, Gas, and Geothermal Resources
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGS	Enhanced Geothermal Systems
EIS	Environmental Impact Statement
ENATREL	Empresa Nicaraguense de Transmision
ENEL	Empresa Nicaraguense de Electricitdad
EPA	U.S. Environmental Protection Agency

Term	Definition

EPC	Engineering, procurement and construction
EPS	Earnings per share
ESC	Energy Sales Contract
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
Flip Date	Date on which the holders of Class B membership units in OPC achieve a target after-tax yield on their investment in OPC.
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GDC	Geothermal Development Company
GDL	Geothermal Development Limited
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
HELCO	Hawaii Electric Light Company
IFC	International Finance Corporation
IID	Imperial Irrigation District
ILA	Israel Land Administration
INDE	Instituto Nacional de Electrification
INE	Nicaragua Institute of Energy
IPPs	Independent Power Producers
ISO	International Organization for Standardization
ITC	Investment Tax Credit
John Hancock	John Hancock Life Insurance Company (U.S.A.)
KETRACO	Kenya Electricity Transmission Company Limited
KPL	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
kW	Kilowatt. A unit of electrical power that is equal to 1,000 watts.
kWh	Kilowatt hour(s), a measure of power produced
LNG	Liquefied Natural Gas
Mammoth Pacific	Mammoth-Pacific, L.P.
MACRS	Modified Accelerated Cost Recovery System
MW	Megawatt. One MW is equal to 1,000 kW or one million watts.
MWh	Megawatt hour(s), a measure of power produced
NBPL	Northern Border Pipe Line Company
NIS	New Israeli Shekel
NGP	Nevada Geothermal Power Inc.
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
OEC	Ormat Energy Converter
OFC	Ormat Funding Corp., a wholly owned subsidiary of the Company
OFC Senior Secured Notes	8 1/4% Senior Secured Notes Due 2020 issued by OFC

Term	Definition

Olkaria Loan	$105,000,000 in aggregate principal amount borrowed by OrPower 4 from a group of European DFIs
OMPC	Ormat Momotombo Power Company, a wholly owned subsidiary of the Company
OPC	OPC LLC
OPC Transaction	Financing transaction involving four of our Nevada power plants in which institutional equity investors purchased an interest in our special purpose subsidiary that owns such plants.
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
OrCal Senior Secured Notes	6.21% Senior Secured Notes Due 2020 issued by OrCal
Organic Rankine Cycle	A process in which an organic fluid such as a hydrocarbon or fluorocarbon (but not water) is boiled in an evaporator to generate high pressure vapor. The vapor powers a turbine to generate mechanical power. After the expansion in the turbine, the low pressure vapor is cooled and condensed back to liquid in a condenser. A cycle pump is then used to pump the liquid back to the vaporizer to complete the cycle. The cycle is illustrated in the figure below:

Ormat Nevada	Ormat Nevada Inc., a wholly owned subsidiary of the Company
Ormat Systems	Ormat Systems Ltd., a wholly owned subsidiary of the Company
OrPower 4	OrPower 4 Inc., a wholly owned subsidiary of the Company
Ortitlan	Ortitlan Limitada, a wholly owned subsidiary of the Company
Orzunil	Orzunil I de Electricidad, Limitada, a wholly owned subsidiary of the Company
Parent	Ormat Industries Ltd.
PGV	Puna Geothermal Venture, a wholly owned subsidiary of the Company
Power plant equipment	Interconnection equipment, cooling towers for water cooled power plant, etc.
Power Act	Electric Power Act of 1997 of Kenya
PPA	Power Purchase Agreement
ppm	Part per million
PLN	PT Perusahaan Listrik Negara
PTC	Production tax credit
PUA	Israeli Public Utility Authority
PUCN	Public Utilities Commission of Nevada

Term	Definition

PUHCA	U.S. Public Utility Holding Company Act of 1935
PUHCA 2005	U.S. Public Utility Holding Company Act of 2005
PURPA	U.S. Public Utility Regulatory Policies Act of 1978
Qualifying Facility(ies)	Certain small power production facilities are eligible to be “Qualifying Facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards. Qualifying Facility status provides an exemption from PUHCA 2005 and grants certain other benefits to the Qualifying Facility.
REG	Recovered Energy Generation
RGGI	Regional Greenhouse Gas Initiative
RPS	Renewable Portfolio Standards
SCPPA	Southern California Public Power Authority
SEC	U.S. Securities and Exchange Commission
Senior Unsecured Bonds	7% Senior Unsecured Bonds Due 2017 issued by the Company
Securities Act	U.S. Securities Act of 1933, as amended
SOX Act	Sarbanes-Oxley Act of 2002
Solar PV	Solar photovoltaic
Southern California Edison	Southern California Edison Company
SPE(s)	Special purpose entity(ies)
SRAC	Short Run Avoided Costs
Sunday Energy	Sunday Energy Ltd.
U.S. Treasury	U.S. Department of Treasury
Union Bank	Union Bank, N.A.
U.S.	United States of America
W&M	Watts & More Ltd.
WHOH	Waste Heat Oil Heaters

Cautionary Note Regarding Forward-Looking Statements

This annual report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this annual report, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this report are primarily located in the material set forth under the headings Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 1A — “Risk Factors” contained in Part I, and “Notes to Financial Statements” contained in Part II, Item 8 — “Financial Statements and Supplementary Data” contained in Part II of this annual report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. We will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this annual report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content of the reservoir, useful life and geological formation);

•	financial market conditions and the results of financing efforts;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term PPAs for our power plants;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry incentives for the production of renewable energy at the federal and state level in the United States and elsewhere, and carbon-related legislation;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other similar geothermal energy projects, including any such new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate; and

•	other uncertainties which are difficult to predict or beyond our control and the risk that we may incorrectly analyze these risks and forces or that the strategies we develop to address them may be unsuccessful.

PART I

ITEM 1.	BUSINESS

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

The map below shows our current worldwide portfolio of operating geothermal power plants and recovered energy plants, as well as the geothermal and recovered energy-based power plants that are under construction and countries with projects under development and exploration.

The charts below show the relative contributions of the Electricity Segment and the Product Segment to our consolidated revenues and the geographical breakdown of our segment revenues for our fiscal year ended December 31, 2010. Additional information concerning our segment operations, including year-to-year comparisons of revenues, the geographical breakdown of revenues, cost of revenues, results of operations, and trends and uncertainties is provided below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data”.

The following chart sets forth a breakdown of revenues for the year ended December 31, 2010:

The following chart sets forth the geographical breakdown of the revenues attributable to our Electricity Segment for the year ended December 31, 2010:

The following chart sets forth the geographical breakdown of the revenues attributable to our Product Segment for the year ended December 31, 2010:

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

In addition to our geothermal energy business, we manufacture products that produce electricity from recovered energy or so-called “waste heat”. We also construct, own, and operate recovered energy power plants. Recovered energy represents residual heat that is generated as a by-product of gas turbine-driven compressor stations, solar thermal units and a variety of industrial processes, such as cement manufacturing. Such residual heat, which would otherwise be wasted, may be captured in the recovery process and used by recovered energy power plants to generate electricity without burning additional fuel and without additional emissions.

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

Our reports on Form 10-K, 10-Q and 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available through our website at www.ormat.com for downloading, free of charge, as soon as reasonably practicable after these reports are filed with the SEC. Our Code of Business Conduct and Ethics, Code of Ethics Applicable to Senior Executives, Audit Committee Charter, Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Compensation Committee Charter, and Insider Trading Policy, as amended, are also available at our website address mentioned above. If we make any amendments to our Code of Business Conduct and Ethics or Code of Ethics Applicable to Senior

Executives or grant any waiver, including any implicit waiver, from a provision of either code applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer requiring disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website. The content of our website, however, is not part of this annual report.

You may request a copy of our SEC filings, as well as the foregoing corporate documents, at no cost to you, by writing to the Company address appearing in this annual report or by calling us at (775) 356-9029.

Our Power Generation Business (Electricity Segment)

Power Plants in Operation

The table below summarizes certain key non-financial information relating to our power plants as of February 22, 2011:

			Generating
			Capacity in
Power Plant	Location	Ownership(1)	MW(2)

Domestic
Geothermal
Brady Complex	Nevada	100%	23.0
Heber Complex	California	100%	92.0
Jersey Valley(3)	Nevada	100%	15.0
Mammoth Complex	California	100%	29.0
North Brawely(4)	California	100%	50.0
Ormesa Complex	California	100%	54.0
Puna	Hawaii	100%	30.0
Steamboat Complex	Nevada	100%	89.0
REG
OREG 1	North and South Dakota	100%	22.0
OREG 2	Montana, North Dakota and Minnesota	100%	22.0
OREG 3	Minnesota	100%	5.5
OREG 4	Colorado	100%	3.5

Total for domestic power plants			435.0

Foreign
Geothermal
Amatitlan	Guatemala	100%	20.0
Momotombo	Nicaragua	(1)	26.0
Olkaria III Complex	Kenya	100%	48.0
Zunil	Guatemala	100%	24.0

Total for foreign power plants			118.0

Total for all power plants			553.0

(1)	We own and operate all of our power plants other than the Momotombo power plant in Nicaragua, which we do not own but which we control and operate through a concession arrangement with the Nicaraguan government. Two financial institution hold equity interests in one of our consolidated subsidiaries (OPC) that owns the Desert Peak 2 power plant in our Brady complex and the Steamboat Hills, Galena 2 and Galena 3 power plants in our Steamboat complex. In the above table, we show these power plants as being 100% owned because all of the generating capacity is owned by OPC and we control the operation of the power plants. The nature of the equity interests held by the financial institution is described in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading “OPC Transaction”.

(2)	References to generating capacity generally refer to the gross capacity less auxiliary power, in the case of all of our existing domestic power plants and the Momotombo, Amatitlan and Olkaria III power plants (three of our foreign power plants), and to the generating capacity that is subject to the “take or pay” obligation in the case of the PPA of the Zunil power plant (one of our foreign power plants). We determine the generating capacity figures taking into account resource capabilities. This column represents our net ownership in such generating capacity.

In any given year, the actual power generation of a particular power plant may differ from that power plant’s generating capacity due to variations in ambient temperature, the availability of the resource, and operational issues affecting performance during that year. The Capacity Factor of the geothermal power plants in commercial operation in 2010, excluding the North Brawley power plant which operates at partial load, was approximately 90%. The Capacity Factor of the REG power plants in 2010 was approximately 70%.

(3)	We completed the construction of the Jersey Valley power plant and placed it in service, but it is not yet in commercial operation under the PPA. Further information on the Jersey Valley power plant is provided under “Description of our Power Plants” below.

(4)	The North Brawley power plant is not operating at full capacity. Detailed information on the North Brawley power plant is provided under “Description of our Power Plants” below.

Substantially all of the revenues that we currently derive from the sale of electricity are pursuant to long-term PPAs. Approximately 68.2% of our total revenues in the year ended December 31, 2010 from the sale of electricity by our domestic power plants were derived from power purchasers that currently have investment grade credit ratings. The purchasers of electricity from our foreign power plants are either state-owned or private entities.

New Power Plants

We are currently in various stages of development of new power plants, construction of new power plants and expansion of existing power plants. Our growth plan includes our share of between 212 MW and 228 MW in generating capacity from geothermal power plants in the United States that are expected to come on-line in the next three years. In addition, we expect to add, in three phases, a total of approximately 42 MW, which is our share in the Sarulla project in Indonesia.

We have various leases and concessions for geothermal resources of approximately 343,000 acres in 27 sites. We have started or plan to start exploration activity at a number of these sites.

In addition, we have approximately 14 ground-mounted and roof-top Solar PV projects under development in Israel. Our share in these projects is 36 MW.

Our Product Business (Product Segment)

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

Power Units for Recovered Energy-Based Power Generation.  We design, manufacture and sell power units used to generate electricity from recovered energy, or so-called “waste heat.” This heat is generated as a residual by-product of gas turbine-driven compressor stations, solar thermal units and a variety of industrial processes, such as cement manufacturing, and is not otherwise used for any purpose. Our existing and target customers include interstate natural gas pipeline owners and operators, gas processing plant owners and operators, cement plant owners and operators, and other companies engaged in other energy-intensive industrial processes.

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

History

We were formed as a Delaware corporation by Ormat Industries Ltd. (also referred to in this annual report as the “Parent”, “Ormat Industries”, “the parent company”, or “our parent”) in 1994. Ormat Industries was one of the first companies to focus on the development of equipment for the production of clean, renewable and generally sustainable forms of energy. Ormat Industries owns approximately 60% of our outstanding common stock.

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

Other advantages of our technology include simplicity of operation and easy maintenance, low revolutions per minute (RPM), temperature and pressure in the OEC, a high efficiency turbine, and the fact that there is no contact between the turbine itself and often corrosive geothermal fluids.

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

Patents

We have been granted 80 U.S. patents (and about 16 pending patents) that cover our products (mainly power units based on the Organic Rankine Cycle) and systems (mainly geothermal power plants and industrial waste heat recovery for electricity production). The systems-related patents cover not only a particular component but also the overall effectiveness of the plant’s systems from the “fuel” (e.g., geothermal fluid, waste heat, biomass or solar) to generated electricity. The duration of such patents ranges from one year to thirteen years. No single patent on its own is material to our business.

The products-related patents cover components such as turbines, heat exchangers, seals and controls. The system patents cover subjects such as waste heat recovery related to gas pipelines compressors, disposal of non-condensable gases present in geothermal fluids, power plants for very high pressure geothermal resources, and use of two-phase fluids as well as processes related to EGS. A number of patents cover the combined cycle geothermal power plants, in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power.

Research and Development

We are conducting research and development of new EGS technologies and their application to our power plants. We are undertaking this development effort at our Desert Peak 2 and Brady power plants in Nevada in cooperation with GeothermEx Inc., and a number of universities and national laboratories, with funding support from the DOE.

We are developing an OEC unit for a REG plant designed to use the residual energy from the vaporization process of LNG in LNG receiving terminals. The power plant takes advantage of the available hot and cold sources

(sea water and LNG at minus 238 degrees Fahrenheit, respectively) in the regasification process to generate electrical power from unused heat energy.

We also continue to conduct research and development to improve our turbines and other power plant equipment.

Market Opportunity

Interest in geothermal energy in the United States has increased as production costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel-based electricity generation and as legislative and regulatory incentives have become more prevalent, as described below.

Although electricity generation from geothermal resources is currently concentrated mainly in California, Nevada, Hawaii, Idaho and Utah, there are opportunities for development in other states such as Alaska, Arizona, New Mexico and Oregon due to the availability of geothermal resources and, in some cases, a favorable regulatory environment in such states.

The Western Governors Association estimates that 13,000 MW of identified geothermal resources will be developed by 2025. In a report issued in April 2010 for the World Geothermal Congress, Ruggero Bertani of Enel Green Power forecasted that by 2015 the worldwide installed capacity will increase by approximately 73% from 10,715 MW in 2010 to 18,500 MW in 2015. The report identifies the U.S., Indonesia, the Philippines, New Zealand and Mexico as the main contributors to the forecasted growth.

In a report issued in April 2010, the Geothermal Energy Association identified a total of 188 confirmed and unconfirmed geothermal projects under various phases of consideration or development in 15 U.S. States that have between 5,254 MW and 7,875 MW potential capacity.

An additional factor fueling recent growth in the renewable energy industry is global concern about the environment. Power plants that use fossil fuels generate higher levels of air pollution and their emissions have been linked to acid rain and global warming. In response to an increasing demand for “green” energy, many countries have adopted legislation requiring, and providing incentives for, electric utilities to sell electricity generated from renewable energy sources. In the United States, Arizona, California, Colorado, Connecticut, Delaware, Hawaii, Illinois, Iowa, Kansas, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, New Hampshire, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Dakota, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and the District of Colombia have all adopted RPS, renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources.

According to the Database of State Incentives for Renewables and Efficiency (DSIRE), twenty-eight states (including California, Nevada, and Hawaii, where we have been the most active in our geothermal energy development and in which all of our U.S. geothermal power plants in operation are located) and the District of Columbia define geothermal resources as “renewable”.

According to DSIRE, seventeen states have enacted RPS and Alternative Portfolio Standards that include some form of combined heat and power and/or waste heat recovery. The seventeen states are: Arizona, Colorado, Connecticut, Hawaii, Maine, Massachusetts, Michigan, Nevada, New York, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Utah, Washington, and West Virginia.

We believe that these legislative measures and initiatives present a significant market opportunity for us. In California, then Governor Arnold Schwarzenegger signed an Executive Order on September 15, 2009, requiring most retail sellers of electricity to derive at least 33% of retail sales from eligible renewable resources by 2020. On September 23, 2010, the California Air Resources Board adopted unanimously the 33% renewable electricity standard. Nevada’s RPS requires NV Energy to supply at least 15% of the total electricity it sells from eligible renewable energy resources by 2013, which will increase to 25% by 2025. In 2009, 11% of the electricity retail sales in Nevada were from renewable energy sources. Hawaii’s RPS requires each Hawaiian electric utility that sells electricity for consumption in Hawaii to obtain 15% of its net electricity sales from renewable energy sources by

December 31, 2015, 20% by December 31, 2020 and 40% by 2030. In 2009, Hawaiian Electric Company and its subsidiaries achieved a consolidated RPS of 19%.

In 2006, California passed a state climate change law, AB 32. The goal of AB 32 is to reduce greenhouse gas emissions to 1990 levels by the end of 2020. In 2008, the California Air Resources Board approved a Scoping Plan to carry out regulations implementing AB 32. In December 2010, the California Air Resources Board endorsed cap-and-trade regulation to reduce California’s greenhouse gas emissions under AB 32 The cap-and-trade regulation sets a statewide limit on emissions from sources responsible for emitting 80% of California’s greenhouse gases and according to the California Air Resources Board, will help establish a price signal needed to drive long-term investment in cleaner fuels and more efficient use of energy. On January 21, 2011, the California Superior Court in San Francisco issued a tentative decision that would, if finalized, require the California Air Resources Board to enjoin implementation of the Scoping Plan until the California Air Resources Board complies with certain environmental review obligations. Under the tentative decision, the parties were allowed to file objections to the tentative decision. Both parties filed objections on February 8, 2011. It remains unclear whether there could be any delay to the planned 2012 implementation of the cap-and-trade program. On the federal level on January 2, 2011, the first phase of EPA’s Tailoring Rule took effect in almost all jurisdictions, with the notable exception of the state of Texas. The Tailoring Rule sets thresholds for when permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs apply to certain major sources of greenhouse gas emissions .Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. For example, ten Northeast and Mid-Atlantic States are part of the RGGI, a regional cap-and-trade system to limit carbon dioxide. The RGGI is the first mandatory, market-based carbon dioxide emissions reduction program in the United States. The first-in-the-nation auction of carbon dioxide allowances was held in September 2008. Under RGGI, the ten participating states plan to reduce carbon emissions from power plants by 10% by 2018.

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

The federal government also encourages production of electricity from geothermal resources through certain tax subsidies. We are permitted to claim 30% of certain eligible costs of a new geothermal power plant in the United States as a one-time credit against our federal income taxes. Alternatively, we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in 2010 were 2.2 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by a new geothermal power plant put into service prior to December 31, 2013. The production-based credits are allowed only to the extent the power is sold to a third party. The owner of the power plant must choose between these two types of tax credits described above. In either case, under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward. Another alternative available is a cash grant for Specified Energy Projects in Lieu of Tax Credits from the U.S. Treasury. It is available for certain power plants placed in service by the end of 2011, or on which construction begins in 2009, 2010 or 2011 and that are completed by the end of 2013.

Whether we claim tax credits or the U.S. Treasury cash grant, we are also permitted to depreciate, or write off, most of the cost of the plant. If we claim the one-time 30% tax credit or receive the U.S. Treasury cash grant, our tax basis in the plant that we can recover through depreciation must be reduced by half of the tax credit or U.S. Treasury cash grant; if we claim other tax credits, there is no reduction in the tax basis for depreciation. For projects that are placed into service after September 8, 2010 and before January 1, 2012, a depreciation “bonus” will permit us to write off 100% of the cost of certain equipment that is part of the geothermal power plant in the year the plant goes into service, if certain requirements are met. For projects that are placed into service after December 31, 2011 and before January 1, 2013, a similar “bonus” will permit us to write off 50% of the cost of that equipment in the year the power plant is placed into service. After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

Collectively, these benefits (to the extent fully utilized) have a present value equivalent to approximately 30% to 40% of the capital cost of a new power plant.

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

To be eligible for a guarantee under the new program, a supported project must commence construction on or before September 30, 2011, and the guarantee must be issued by September 30, 2011. A project supported by the federal guarantee under the new program must pay prevailing federal wages.

Operations outside of the United States may be subject to and/or benefit from requirements under the Kyoto Protocol. In December 2010, the United Nations Climate Change Conference was held in Cancún, Mexico. The conference encompassed the 16th Conference of the Parties to the United Nations Framework Convention on Climate Change and the sixth Meeting of the Parties to the Kyoto Protocol. At the conference, the participating countries signed an accord to reduce global warming. While the Cancún agreement is not legally binding, it creates a balanced package of decisions that is designed to set all participating governments more firmly on the path towards a low-emissions future and to support enhanced action on climate change in the developing world. The next Conference of the Parties is scheduled to take place in South Africa in November 2011.

Outside of the United States, the majority of power generating capacity has historically been owned and controlled by governments. Since the early 1990s, however, many foreign governments have privatized their power generation industries through sales to third parties and have encouraged new capacity development and/or refurbishment of existing assets by independent power developers. These foreign governments have taken a variety of approaches to encourage the development of competitive power markets, including awarding long-term contracts for energy and capacity to independent power generators and creating competitive wholesale markets for selling and trading energy, capacity, and related products. Some countries have also adopted active governmental programs designed to encourage clean renewable energy power generation. Several Latin American countries have rural electrification programs and renewable energy programs. For example, Guatemala, where our Zunil and Amatitlan power plants are located, approved in November 2003 a law which created incentives for power generation from renewable energy sources by, among other things, providing economic and fiscal incentives such as exemptions from taxes on the importation of relevant equipment and various tax exemptions for companies implementing renewable energy projects. Another example is New Zealand, where Ormat has been actively designing and supplying geothermal power solutions since 1986. The New Zealand government’s policies to fight climate change include a target for greenhouse gas emissions reductions of between 10% and 20% below 1990 levels by 2020 and the target of increasing renewable electricity generation to 90% of New Zealand’s total electricity generation by 2025. In Indonesia, the government has implemented policies and regulations intended to accelerate the development of renewable energy and geothermal projects in particular. These include designating approximately 4,000 MW of geothermal projects in its 2nd phase of power acceleration projects to be implemented by 2014, of which the majority is IPP projects and the remaining state utility PLN projects. For the IPP, geothermal projects regulations have been implemented providing for incentives such as investment tax credits and accelerated depreciation, and pricing guidelines intended to allow preferential power prices for generators. In addition, there is a regulation providing feed-in tariffs for small scale renewable energy projects up to 10 MW. On a macro level, the Government of Indonesia committed at the United Nations Climate Change Conference 2009 in Copenhagen to reduce its CO2 emissions by 20% by 2020, which is intended to be achieved mainly through prevention of deforestation and accelerated renewable energy development. Another example is Chile, where we were recently awarded an exploration concession. The Chilean Renewable Energy Act of 2008 requires that 5% of electricity sold come from renewable sources beginning in 2010, increasing gradually to 10% by 2024.

We believe that these developments and governmental plans will create opportunities for us to acquire and develop geothermal power generation facilities internationally, as well as create additional opportunities for our Product Segment.

In addition to our geothermal power generation activities, we are pursuing recovered energy-based power generation opportunities in North America and the rest of the world. We believe recovered energy-based power generation may benefit from the increased attention to energy efficiency. For example, in the United States, the FERC has expressed its position that the primary goal of natural gas pipeline design should be the efficient, low-cost transportation of fuel, including through the use of waste heat (recovered energy) from combustion turbines or reciprocating engines that drive station compressors to generate electricity for use at compressor stations or for commercial sale. FERC has requested natural gas pipeline operators filing for a certificate of approval for new pipeline construction or expansion projects to discuss “opportunities to enhance efficiencies for any energy consumption processes in the development and operation” of the new pipeline. We have initially targeted the North American market, where we have built over 20 power plants which generate electricity from “waste heat” from gas turbine-driven compressor stations along interstate natural gas pipelines, from midstream gas processing facilities, and from processing industries in general.

Several states, and to a certain extent, the federal government, have recognized the environmental benefits of recovered energy-based power generation. For example, Colorado, Connecticut, Hawaii, Louisiana, Massachusetts, Michigan, Nevada, North Carolina, North Dakota, Ohio, Pennsylvania, South Dakota, Utah, and Washington allow electric utilities to include recovered energy-based power generation in calculating their compliance with their mandatory or voluntary RPS. In addition, North Dakota, South Dakota, and the U.S. Department of Agriculture (through the Rural Utilities Service) have approved recovered energy-based power generation units as renewable energy resources, which qualifies recovered energy-based power generators (whether in those two states or elsewhere in the United States) for federally funded, low interest loans, but currently do not qualify for ITC. Recovery of waste heat is also considered “environmentally friendly” in the western Canadian provinces. We believe that Europe and other markets worldwide may offer similar opportunities in recovered energy-based power generation. In North America, we estimate the potential total market for recovered energy-based power generation to be over 1,000 MW. However, much of this potential is in states where the cost of electricity is relatively low, which creates marketing and pricing challenges.

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

whose activities are dependent on external credit and financing sources that may be subject to availability constraints depending on prevailing global credit and market conditions.

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

Exploration and Drilling Capabilities.  We have in-house capabilities to explore and develop geothermal resources. In 2007, we established a drilling subsidiary that currently owns five drilling rigs. We employ an experienced resource group that includes engineers, geologists, and drillers. This resource group executes our exploration and drilling plans for projects that we develop.

Highly Experienced Management Team.  We have a highly qualified senior management team with extensive experience in the geothermal power sector. Key members of our senior management team have worked in the power industry for most of their careers and average over 25 years of industry experience.

Technological Innovation.  We have been granted 80 U.S. patents relating to various processes and renewable resource technologies. All of our patents are internally developed and therefore costs related thereto are expensed as incurred. Our ability to draw upon internal resources from various disciplines related to the geothermal power sector, such as geological expertise relating to reservoir management, and equipment engineering relating to power units, allows us to be innovative in creating new technologies and technological solutions.

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

Business Strategy

Our strategy is to continue building a geographically balanced portfolio of geothermal and recovered energy assets, and to continue to be a leading manufacturer and provider of products and services related to renewable energy. We intend to implement this strategy through:

•	Development and Construction of New Geothermal Power Plants — continuously seeking out commercially exploitable geothermal resources, developing and constructing new geothermal power plants and entering into long-term PPAs providing stable cash flows in jurisdictions where the regulatory, tax and business environments encourage or provide incentives for such development and which meet our investment criteria;

•	Development and Construction of Recovered Energy Power Plants — establishing a first-to-market leadership position in recovered energy power plants in North America and building on that experience to expand into other markets worldwide;

•	Acquisition of New Assets — acquiring from third parties additional geothermal and other renewable assets that meet our investment criteria;

•	Increasing Output from Our Existing Power Plants — increasing output from our existing geothermal power plants by adding additional generating capacity, upgrading plant technology, and improving geothermal reservoir operations, including improving methods of heat source supply and delivery; and

•	Technological Expertise — investing in research and development of renewable energy technologies including in the solar energy field and leveraging our technological expertise to continuously improve power plant components, reduce operations and maintenance costs, develop competitive and environmentally friendly products for electricity generation and target new service opportunities.

We are also considering various opportunities in the solar energy market in addition to our activity in research and development in the solar field. There are several reasons for this including:

•	the recent decline in the cost of Solar PV technologies;

•	the attractive electricity prices that may be achieved in certain jurisdictions;

•	reliance on our EPC and development expertise in geothermal and recovered energy power generation facilities; and

•	in certain applications the potential synergies for operating Solar PV or solar thermal in conjunction with our geothermal power plants.

Among other things, we have considered, and expect to continue considering, a number of different opportunities including:

•	acquisitions and joint ventures;

•	expanding our internal research and development activity, or acquiring other companies engaged in solar research and development activities; and

•	constructing and operating solar electric power generation facilities, either:

•	at some of our current plants to augment power output during day-time hours of peak demand when geothermal capacity can decrease because of ambient air temperature and solar generation capacity tends to peak; or

•	at new locations on a stand-alone basis.

For example, we entered into two joint ventures with Sunday Energy in Israel, one for ground-mounted Solar PV energy systems in which we own 70%, and the other for roof-top Solar PV energy systems in which we own 51%. We have considered, and expect to continue to consider, various acquisition opportunities of companies engaged in various segments of the solar energy power generation business.

Recent Developments

•	In February 2011, we completed the sale of our part ownership interest in OPC to JPM Capital Corporation for $24.9 million in cash in a transaction to monetize production tax credits. See further details in Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations” below under the heading “OPC Transaction”.

•	In February 2011, we signed a PPA with HELCO to sell to the Hawaii Island grid an additional 8 MW of dispatchable geothermal power to be generated from the Puna power plant, at a fixed price (subject to escalation) independent of oil prices. The 20-year PPA is subject to approval by the Public Utilities Commission of Hawaii, with input from the Hawaii Division of Consumer Advocacy. The construction of the power plant has been substantially completed and the power plant is expected to reach full commercial operation after HELCO completes electric grid modifications by the third quarter of 2011.

•	In February 2011, we concluded the issuance of Senior Unsecured Bonds in an aggregate amount of approximately $250 million. The Senior Unsecured Bonds were issued in two tranches. On August 3, 2010, we entered into a trust instrument governing the issuance of, and accepted subscriptions for, an aggregate principal amount of approximately $142.0 million of Senior Unsecured Bonds, and in February 2011 we entered into addendums to the trust instrument governing the issuance of, and accepted subscriptions for, an additional $88 million in aggregate principal amount of Senior Unsecured Bonds (the Additional Bonds). Subject to early redemption, the principal of the Senior Unsecured Bonds is repayable in a single bullet payment upon the final maturity of the Senior Unsecured Bonds on August 1, 2017. The senior unsecured Bonds bear interest at a fixed rate of 7% per annum, payable semi-annually. The Additional Bonds were issued at a premium which reflects an effective fixed interest of 6.75% per annum.

•	Since the beginning of 2010, we have entered into new lease agreements covering approximately 65,000 acres of Federal or private land in Nevada, Utah, Hawaii, Oregon, and California.

•	In November 2010, we closed a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears annual interest at a fixed rate of 5.75%.

•	In November 2010, our subsidiary, Ormat Systems, signed a joint venture agreement with Sunday Energy, a private company incorporated under the laws of Israel, to develop, construct and operate Solar PV energy systems in Israel with a total capacity of 22 MW of roof top installation. This is the second joint venture agreement between the parties. The first agreement was signed in October 2009. Pursuant to the November 2010 agreement, Sunday Energy will contribute the rights to all of its property required to develop the Solar PV energy systems to SPEs, and Ormat Systems will own 51% of each SPE. The electricity generated from the projects will be sold to Israel Electric Corporation Ltd. under 20-year PPAs.

•	On October 29, 2010, we and NGP agreed to jointly develop, construct, own and operate one or more geothermal power plants in the Crump Geyser Area located in Lake County, Oregon. See additional information under “Projects under Exploration and Development and Future Projects”.

•	In October 2010, we invested $2.0 million in W&M, an early stage company. W&M is engaged in the development of energy harvesting and system balancing solutions for electrical sources, in particular, Solar PV systems. We now hold approximately 28.6% of W&M’s outstanding ordinary shares.

•	We are part of a consortium that consists of international and Israeli organizations (including a university), which in October 2010, won an Israeli governmental tender for the establishment and management of a Technology Center for Renewable Energies (the Center). The Center will be established in the Arava area in Israel. We hold 5.2% of the Center’s shares and are responsible for 4% of the total investment of $11.0 million to be invested over five years.

•	In September 2010, we received from the U.S. Treasury $108.3 million in a cash grant for Specified Energy Property in Lieu of Tax Credits relating to our North Brawley geothermal power plant under Section 1603 of the ARRA.

•	On August 25, 2010, we declared commercial operation of the 5.5 MW OREG 3 power plant that converts recovered waste heat from the exhaust of an existing gas turbine at a compressor station located along a natural gas pipeline near Martin County, Minnesota. The electricity produced by the power plant is sold under a 20-year PPA to Great River Energy.

•	On August 2, 2010, we acquired the remaining 50% interest (14.5 MW) in Mammoth Pacific, an entity that owns the Mammoth complex, for a purchase price of $72.5 million in cash. Following the acquisition, we became the sole owner of the Mammoth complex, and have the rights to over 10,000 acres of undeveloped Federal lands which will enable us to expand the facility and substantially increase its generation capacity.

Following the acquisition, Mammoth Pacific, which had been previously accounted for under the equity method, has been included in our consolidated financial statements effective August 2, 2010. The acquisition-date fair value of the initial 50% equity interest was $64.9 million. We recognized in the year ended December 31, 2010, a pre-tax gain of $36.9 million, which is equal to the difference between the acquisition-date fair value of the initial 50% equity interest in Mammoth Pacific and the acquisition-date carrying value of such investment.

•	In July 2010, our subsidiary, Ormat Nevada, engaged John Hancock to arrange senior secured construction and term loan facilities under a DOE loan guarantee program of up to $350 million for three geothermal projects in Nevada. The three projects are the Jersey Valley, McGinness Hills, and Tuscarora geothermal projects. Jersey Valley recently reached completion and is currently at start-up phase, and we have already commenced construction of the other two projects. All three projects are expected to reach commercial operation between 2011 and 2013. John Hancock and the DOE are conducting a due diligence review of the three projects. Upon the satisfactory completion of the review, John Hancock and the DOE will consider issuing a conditional commitment which will lead to a loan guarantee, although we have no guarantee this will occur.

•	On June 3, 2010, Alaska Governor Sean Parnell signed the fiscal year 2011 capital budget including $25 million appropriated to the third round of the Renewable Energy Grant Fund, administrated by the Alaska Energy Authority (AEA). AEA’s recommendations for that round included appropriating $2.0 million to support our exploration and drilling work at Mount Spurr, matched by $2.1 million of Ormat funding. The grant will reimburse us for eligible costs as from July 1, 2010. In the summer of 2010, we performed multiple pre-drilling exploration surveys and in September 2010 drilled two core holes. We plan to continue exploration activities in 2011. The goal for the Renewable Energy Grant Fund is to promote renewable energy projects throughout the State, with a focus on rural Alaska where current diesel-based power prices are very high. The State of Alaska has appropriated a total of $250 million for this program, which funds are expected to be distributed over five years.

•	On June 2, 2010, Alaska Governor Sean Parnell signed Alaska Senate Bill 243. This bill significantly reduces the annual royalty rate paid from geothermal production on State lands from a minimum of 10% of gross revenues to the same level paid on Federal land. Following the passage of Alaska Senate Bill 243, we announced that we will accelerate geothermal exploration work on our Mount Spurr lease.

•	On April 26, 2010, the Medco-Ormat-Itochu-Kyushu Consortium, which consists of Medco Energi Internasional Tbk, Ormat International Inc., our wholly owned subsidiary, Itochu Corporation and Kyushu Electric Power Co. Inc., signed the “Sarulla Project Joint Confirmation” with the state-owned Indonesian power company PLN confirming an agreement on terms for amending the ESC. The ESC had been executed in December 2007 for the 330 MW net power Sarulla Geothermal Project. The Sarulla Project Joint Confirmation was signed during the opening ceremony of the World Geothermal Congress in Bali.

The parties agreed to change the price of the power sold under the ESC, such that the tariff payable is higher in the early years after the commercial operation date and reduces in the later years, resulting in a levelized payment of 6.79 cents per kWh. The 90-day schedule for resolving certain other contractual amendments for facilitation of project financing and for signing the resulting amended ESC has expired and negotiations are still ongoing. The modified tariff was verified by the BPKP (Indonesian State Audit Agency for Development) and is now in the process of approval by the Minister of Energy and Mineral Resources.

Operations of our Electricity Segment

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

How We Explore and Evaluate Geothermal Resources.  Since 2006, we have expanded our exploration activities, particularly in Nevada. These activities generally involve:

•	Identifying and evaluating potential geothermal resources using information available to us from public and private resources as described under “Initial Evaluation” below.

•	Acquisition of land rights to any geothermal resources our initial evaluation indicates could potentially support a commercially viable power plant, taking into account various factors described under “Land Acquisition” below.

•	Conducting geophysical and geochemical surveys on some or all of the sites acquired, as described under “Surveys” below.

•	Obtaining permits to conduct exploratory drilling, as described under “Environmental Permits” below.

•	Drilling one or more exploratory wells on some or all of the sites to confirm and/or define the geothermal resource where indicated by our surveys, creating access roads to drilling locations and related activities, as described under “Exploratory Drilling” below.

•	Drilling a full-size well (as described below) if our exploratory drilling indicates the geothermal resource can support a commercially viable power plant taking into account various factors described under “Drilling” below. Drilling a full-size well is the point at which we usually consider a site moves from exploration to construction.

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

Initial Evaluation.  As part of our initial evaluation, we generally follow the following process, although our process can vary from site to site depending on the particular circumstances involved:

•	We evaluate historic, geologic and geothermal information available from public and private databases.

•	For some sites, we may obtain and evaluate additional information from other industry participants, such as where oil or gas wells may have been drilled on or near a site.

•	We generally create a digital, spatial geographic information systems database containing all pertinent information, including thermal water temperature gradients derived from historic drilling, geologic mapping information (e.g., formations, structure and topography), and any available archival information about the geophysical properties of the potential resource.

•	We assess other relevant information, such as infrastructure (e.g., roads and electric transmission lines), natural features (e.g., springs and lakes), and man-made features (e.g., old mines and wells).

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

If we conclude, based on the information considered in the initial evaluation, that the geothermal resource can support a commercially viable power plant, taking into account various factors described below, we proceed to land rights acquisition.

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

During each of the years ended December 31, 2010, and 2009 two sites moved to construction, and during the year ended December 31, 2008 only one site moved to construction. For 2010, these sites were CD4 at the Mammoth complex and DH Wells. For 2009, these sites were Carson Lake and McGinness Hills. For 2008, the one site was Jersey Valley. During the years ended December 31, 2010 and 2009, we discontinued exploration activities at one site each year and during the year ended December 31, 2008 we discontinued exploration activities at two sites. After conducting exploratory drilling, we concluded that the geothermal resource at those sites would not support commercially viable power plants at this time. Those sites were Gabbs, Rock Hills, Buffalo Valley and Grass Valley, all in Nevada. The costs associated with exploration activities at those sites were expensed during the years ended December 31, 2010, 2009, and 2008, respectively (see “Write-off of Unsuccessful Exploration Activities” under Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations”). Seven new sites were added to our exploration and development activities in the year ended December 31, 2010, compared with six sites that were added to our exploration activities in the year ended December 31, 2009.

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

Description of Our Leases and Lands

We have domestic leases on approximately 444,000 acres of federal, state, and private land in California, Nevada, Utah, Alaska, Hawaii, Oregon, and Idaho. The approximate breakdown between federal, state, and private leases is as follows:

•	79% are leases with the U.S. government, acting through the BLM;

•	8% are leases with various states, none of which is currently material; and

•	13% are leases with private landowners and/or leaseholders.

Each of the leases within each of the categories has standard terms and requirements, as summarized below. We own approximately 5,900 acres of land in Nevada and California. Internationally, our land position includes approximately 27,220 acres.

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

For BLM leases issued after August 8, 2005, (i) a geothermal lessee who has obtained a lease through a non-competitive bidding process will pay an annual rental fee equal to $1.00 per acre for the first ten years and $5.00 per acre each year thereafter; and (ii) a geothermal lessee who has obtained a lease through a competitive process will pay a rental equal to $2.00 per acre for the first year, $3.00 per acre for the second through tenth year and $5.00 per acre each year thereafter. Rental fees paid before the first day of the year for which the rental is owed will be credited towards royalty payments for that year. For BLM leases issued, effective, or pending on August 5, 2005 or thereafter, royalty rates are fixed between 1-2.5% of the gross proceeds from the sale of electricity during the first ten years of production under the lease. The royalty rate set by the BLM for geothermal resources produced for the commercial generation of electricity but not sold in an arm’s length transaction is 1.75% for the first ten years of production and 3.5% thereafter. The royalty rate for geothermal resources sold by the geothermal lessee or an affiliate in an arm’s length transaction is 10% of the gross proceeds from the arm’s length sale. The BLM may readjust the rental or royalty rates at not less than twenty year intervals beginning thirty-five years after the date geothermal steam is produced.

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

As consideration under most of our project subsidiaries’ private leases, the project subsidiary must pay to the lessor a certain specified percentage of the value “at the well” (which is not attributable to the enhanced value of electricity generation), gross proceeds, or gross revenues of all lease products produced, saved, and sold on a monthly basis. In certain of our project subsidiaries’ private leases, royalties payable to the lessor by the project subsidiary are based on the gross revenues received by the lessee from the sale or use of the geothermal substances, either from electricity production or the value of the geothermal resource “at the well”.

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

Description of Our Power Plants

Domestic Power Plants

The following descriptions summarize certain industry metrics for our domestic power plants:

Brady Complex

Location	Churchill County, Nevada.

Generating Capacity	23 MW.

Number of Power Plants	2 (Brady and Desert Peak 2 power plants).

Technology	The Brady complex utilizes binary and flash systems. The complex uses air and water cooled systems.

Subsurface Improvements	12 production wells and 6 injection wells connected to the plants through a gathering system.

Material Equipment	Three OEC units and three steam turbines along with Balance of Plant Equipment.

Age	The Brady power plant commenced commercial operations in 1992 and a new OEC unit was added in 2004. The Desert Peak 2 power plant commenced commercial operation in 2007.

Land and Mineral Rights	The Brady complex area is comprised of mainly BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants. The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases, and the Brady power plant holds Right of Ways from the BLM and from the private owner that allows access to and from the plant.

Resource Information	The resource temperature at Brady is 284 degrees Fahrenheit and at Desert Peak 2 is 370 degrees Fahrenheit.

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

Geologic structure in the area is dominated by high-angle normal faults of varying displacement.

Temperature Cooling	Approximately 4 degrees Fahrenheit per year was observed during the past 15 years of production. The temperature decline at Desert Peak is less than 1 degree Fahrenheit per year.

Sources of Makeup Water	Condensed steam is used for makeup water.

Power Purchaser	Brady power plant — Sierra Pacific Power Company. Desert Peak 2 power plant — Nevada Power Company.

Power Contract Expiration Date	Brady power plant — 2022. Desert Peak 2 power plant — 2027.

Financing	OFC Senior Secured Notes (Brady) and OPC Transaction (Desert Peak 2).

Heber Complex

Location	Heber, Imperial County, California

Generating Capacity	92 MW.

Number of Power Plants	5 (Heber 1, Heber 2, Heber South, G-1 and G-2).

Technology	The Heber 1 plant utilizes dual flash and the Heber 2, Heber South, G-1 and G-2 plants utilize binary systems. The complex uses a water cooled system.

Subsurface Improvements	30 production wells and 34 injection wells connected to the plants through a gathering system.

Material Equipment	17 OEC units and 1 steam turbine with the Balance of Plant Equipment.

Age	The Heber 1 plant commenced commercial operations in 1985 and the Heber 2 plant in 1993. The G-1 plant commenced commercial operation in 2006 and the G-2 plant in 2005. The Heber South plant commenced commercial operation in 2008.

Land and Mineral Rights	The total Heber area is comprised of mainly private leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The resource supplying the flash flowing Heber 1 wells averages 350 degrees Fahrenheit. The resource supplying the pumped Heber 2 wells averages 324 degrees Fahrenheit.

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

Scale deposition in the flashing Heber 1 producers is controlled by down hole chemical inhibition supplemented with occasional mechanical cleanouts and acid treatments. There is no scale deposition in the Heber 2 production wells.

Temperature Cooling	1 degree Fahrenheit per year was observed during the past 20 years of production.

Sources of Makeup Water	Water is provided by condensate and by the IID.

Power Purchaser	2 PPAs with Southern California Edison and 1 with SCPPA (Heber South plant).

Power Contract Expiration Date	Heber 1 — 2015, Heber 2 — 2023, and Heber South — 2031. The output from the G-1 and G-2 power plants is sold under the Heber 1 and 2 PPAs.

Financing	OrCal Senior Secured Notes.

Jersey Valley Project

Location	Pershing County, Nevada.

Generating Capacity	15 MW.

Number of Power Plants	1

Technology	The Jersey Valley power plant utilizes an air cooled binary system.

Subsurface Improvements	2 production wells and 4 injection wells connected to the plants through a gathering system. The third production well is currently being drilled.

Material Equipment	2 OEC units together with the Balance of Plant Equipment.

Age	Construction of the power plant was completed at the end of 2010 and it is currently at start-up phase

Land and Mineral Rights	The Jersey Valley area is comprised of BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The power plant’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Resource Information	The expected average temperature of the resource is 330 degrees Fahrenheit.

Access to Property	Direct access to public roads from leased property and access across leased property under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company.

Power Contract Expiration Date	20 years from January 1, 2012, assuming the plant will reach COD during the 2011.

Financing	Corporate funds.

We engaged John Hancock to arrange senior secured loan facilities under a DOE loan guarantee program of up to $350 million for three geothermal projects, including Jersey Valley.

Supplemental Information	The power plant is currently operating at a generating capacity level of 7 MW. We expect COD during the second quarter 2011.

Mammoth Complex

Location	Mammoth Lakes, California.

Generating Capacity	29 MW.

Number of Power Plants	3 (G-1, G-2, and G-3).

Technology	The Mammoth complex utilizes air cooled binary systems.

Subsurface Improvements	9 production wells and 5 injection wells connected to the plants through a gathering system.

Material Equipment	8 Rotoflow expanders together with the Balance of Plant Equipment.

Age	The G-1 plant commenced commercial operations in 1984 and G2 and G-3 commenced commercial operation in 1990.

Land and Mineral Rights	The total Mammoth area is comprised mainly of BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

We recently purchased land at Mammoth that was owned by a third party. This purchase will reduce royalty expenses for the Mammoth complex.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The average resource temperature is 339 degrees Fahrenheit.

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

The produced fluid has no scaling potential.

Temperature Cooling	1 degree Fahrenheit per year was observed during the past 20 years of production.

Power Purchaser	Southern California Edison.

Power Contract Expiration Date	G-1 — 2014, G2 and G-3 — 2020.

Financing	50% — OFC Senior Secured Notes and 50% — corporate funds.

Supplemental Information	On August 2, 2010, we acquired the remaining 50% interest in Mammoth Pacific for a purchase price of $72.5 million in cash. Following the acquisition, we became the sole owner of the Mammoth complex.

We plan to repower the Mammoth complex by replacing part of the old units with new Ormat-manufactured equipment. The replacement of the equipment will optimize generation and add approximately 3 MW of generating capacity to the complex.

North Brawley Power Plant

Location	Imperial County, California.

Generating Capacity	50 MW (See supplemental information below).

Number of Power Plants	1

Technology	The North Brawley power plant utilizes an air cooled binary system.

Subsurface Improvements	16 production wells and 20 injection wells are currently connected to the plant through a gathering system.

Material Equipment	5 OEC units together with the Balance of Plant Equipment.

Age	The power plant was placed in service on January 15, 2010.

Land and Mineral Rights	The total North Brawley area is comprised of private leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The plant’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	North Brawley production is from deltaic and marine sedimentary sands and sandstones deposited in the subsiding Salton Trough of the Imperial Valley. The total thickness of these sediments is over 15,000 feet in the Brawley area based on seismic refraction surveys. The shallow production reservoir (1,500 — 4,500 feet) being developed has matrix permeability and is conductively heated from the underlying fractured reservoir which convectively circulates fluid magmatically heated by the deep basement rocks. Temperatures in the current producing reservoir range from 300 to 380 degrees Fahrenheit (335 degrees Fahrenheit average). Produced fluid salinity ranges from 20,000 to 50,000 ppm, and modest scaling and corrosion potential is chemically inhibited. The deeper fractured reservoir fluids exceed 525 degrees Fahrenheit, but are hypersaline and are not yet developed because of severe scaling and corrosion potential. The deep reservoir is not dedicated to the North Brawley power plant.

The average resource temperature is 335 degrees Fahrenheit.

Sources of Makeup Water	Water is provided by IID.

Power Purchaser	Southern California Edison.

Power Contract Expiration Date	20 years from COD under the PPA.

Financing	Corporate funds and cash grant from the U.S. Treasury.

Supplemental Information	We faced several challenges during the lengthy startup process. On January 15, 2010, the power plant was placed in service with a stable generation level of 17 MW. We addressed the large quantities of solids in the reservoir by installing solids removal equipment.

We recently commissioned four new injection wells to open up a new injection area east of the existing field. The East Brawley injection wells added more injection capacity. As a result, the generating capacity of the power plant is approximately 30 MW.

There is ongoing work to complete more production wells and increase the output from the facility. However, based on two months of operation data from the East Brawley injection wells, we believe that we may need more injection wells to reach 50 MW.

While we believe that the power plant’s reservoir has sufficient flow to support the originally designed generation capacity of 50 MW, the re-injection of the geothermal fluid has been a challenge.

We approached Southern California Edison and requested an extension of the firm operation date (March 31, 2011).

In 2010, the operating costs of the project exceeded revenues; the principal driver for the high operating costs is related to the well field, and is mainly associated with the filtration and production pumps. As previously described, we have reduced the cost of filtration and are taking the necessary steps to substantially reduce production pump costs as well. However, in the first half of 2011, the power plant operating costs are expected to remain high, and a positive EBITDA is expected only towards the end of 2011.

As described above, we have transferred the use of the East Brawley wells to the North Brawley power plant as part of our ongoing efforts to increase the North Brawley power plant generation. In addition, the permitting issue in the East Brawley area is not resolved yet. As a result we decided, at this point of time, not to proceed with the development of the East Brawley project.

The power plant currently has an interim transmission agreement with IID. A transmission study expected to be released shortly will allow IID to enter into a permanent transmission agreement. To date the study has been delayed due to extensive analysis by the Utility.

OREG 1 Power Plant

Location	Four Gas compressor stations along natural gas pipeline the Northern Border in North and South Dakota.

Generating Capacity	22 MW.

Number of Units	4

Technology	The OREG 1 power plant utilizes our air cooled OEC units.

Material Equipment	4 WHOH and 4 OEC units together with the Balance of Plant Equipment.

Age	The OREG 1 power plant commenced commercial operations in 2006.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Basin Electric Power Cooperative.

Power Contract Expiration Date	2031.

Financing	Corporate Funds.

OREG 2 Power Plant

Location	Four gas compressor stations along the Northern Border natural gas pipeline; one in Montana, two in North Dakota, and one in Minnesota.

Generating Capacity	22 MW.

Number of Units	4

Technology	The OREG 2 power plant utilizes our air cooled OEC units.

Material Equipment	4 WHOH and 4 OEC units together with the Balance of Plant Equipment.

Age	The OREG 2 power plant commenced commercial operations during 2009.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Basin Electric Power Cooperative.

Power Contract Expiration Date	2034.

Financing	Corporate funds.

OREG 3 Power plant

Location	A gas compressor station along Northern Border natural gas pipeline in Martin County, Minnesota.

Generating Capacity	5.5 MW.

Number of Units	1

Technology	The OREG 3 power plant utilizes our air cooled OEC units.

Material Equipment	One WHOH and one OEC unit along with the Balance of Plant Equipment.

Age	The OREG 3 power plant commenced commercial operations during 2010.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Great River Energy.

Power Contract Expiration Date	2029.

Financing	Corporate funds.

OREG 4 Power Plant

Location	A Gas compressor station along natural gas pipeline in Denver, Colorado.

Generating Capacity	3.5 MW.

Number of Units	1

Technology	The OREG 4 power plant utilizes our air cooled OEC units.

Material Equipment	2 WHOH and 1 OEC unit together with the Balance of Plant Equipment.

Age	The OREG 4 power plant commenced commercial operations during 2009.

Land	Easement from Trailblazer Pipeline Company.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Highline Electric Association.

Power Contract Expiration Date	2029.

Financing	Corporate funds.

Ormesa Complex

Location	East Mesa, Imperial County, California.

Generating Capacity	54 MW.

Number of Power Plants	4 (OG I, OG II, GEM 2 and GEM 3)

Technology	The OG plants utilize a binary system and the GEM plants utilize a flash system. The complex uses a water cooling system.

Subsurface Improvements	34 production wells and 51 injection wells connected to the plants through a gathering system.

Material Equipment	32 OEC units and 2 steam turbines with the Balance of Plant Equipment.

Age	The various OG I units commenced commercial operations between 1987 and 1989, and the OG II plant commenced commercial operation in 1988. Between 2005 and 2007 significant portion of the old equipment in the OG plants was replaced (including turbines through repowering). The GEM plants commenced commercial operation in 1989, and a new bottoming unit was added in 2007.

Land and Mineral Rights	The total Ormesa area is comprised of BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The resource temperature is an average of 306 degrees Fahrenheit.

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

Temperature Cooling	1 degree Fahrenheit per year was observed during the past 20 years of production.

Sources of Makeup Water	Water is provided by the IID.

Power Purchaser	Southern California Edison under a single PPA.

Power Contract Expiration Date	2018

Financing	OFC Senior Secured Notes

Puna Power Plant

Location	Puna district, Big Island, Hawaii.

Generating Capacity	30 MW.

Number of Power Plants	1

Technology	The Puna plant utilizes our geothermal combined cycle system. The plant uses an air cooled system.

Subsurface Improvements	5 production wells and 4 injection wells connected to the plants through a gathering system.

Material Equipment	10 OEC units consisting of 10 binary turbines, 10 steam turbines and two bottoming units along with the Balance of Plant Equipment.

Age	The Puna plant commenced commercial operations in 1993.

Land and Mineral Rights	The Puna area is comprised of a private lease. The private lease is between PGV and KPL and it expires in 2046. PGV pays annual rental payment to KPL, which is adjusted every 5 years based on the CPI.

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

Temperature Cooling	The resource temperature is stable.

Power Purchaser	3 PPAs with HELCO (see “Supplemental Information” below).

Power Contract Expiration Date	December 31, 2027.

Financing	Operating Lease

Supplemental Information	The construction of the new 8 MW power plant is substantially completed, but HELCO still needs to complete the modification to the grid for the full benefits of the power plant to be realized, which is expected in the third quarter of 2011.

Recently, we signed a new PPA with HELCO that is still subject to the approval of the Public Utilities Commission of Hawaii, under which the Puna power plant will deliver to the HELCO grid an additional 8 MW at fixed prices (subject to escalation).

We have also fixed the energy rate of the 5 MW PPA.

Steamboat Complex

Location	Steamboat, Washoe County, Nevada.

Generating Capacity	89 MW.

Number of Power Plants	7 (Steamboat 1A, Steamboat 2&3, Burdette (Galena 1), Steamboat Hills, Galena 2 and Galena 3).

Technology	The Steamboat complex utilizes a binary system (except for Steamboat Hills, which utilizes a single flash system). The complex uses air and water cooling systems.

Subsurface Improvements	23 production wells and 8 injection wells connected to the plants through a gathering system.

Material Equipment	12 individual air cooled OEC units and one steam turbine together with the Balance of Plant Equipment.

Age	The Steamboat 1A plant commenced commercial operation in 1988 and the other plants commenced commercial operation in 1992, 2005, 2007 and 2008. During 2008, the Rotoflow expanders at Steamboat 2/3 were replaced with four turbines manufactured by us and repowered Steamboat 1A.

Land and Mineral Rights	The total Steamboat area is comprised of 41% private leases, 41% BLM leases and 18% private land owned by us. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

We have easements for the transmission lines we use to deliver power to our power purchasers.

Resource Information	The resource temperature is an average of 298 degrees Fahrenheit.

The Steamboat geothermal field is a typical Basin and Range geothermal reservoir. Large and deep faults that occur in the rocks allow circulation of ground water to depths exceeding 10,000 feet below the surface. Horizontal zones of permeability permit the hot water to flow eastward in an out-flow plume.

Steamboat Hills and Galena 2 power plants produce hot water from fractures associated with normal faults. The rest of the power plants acquire their geothermal water from the horizontal out-flow plume.

The water in the Steamboat reservoir has a low total solids concentration. Scaling potential is very low unless the fluid is allowed to flash which will result in calcium carbonate scale. Injection of cooled water for reservoir pressure maintenance prevents flashing.

Temperature Cooling	2 degrees Fahrenheit per year was observed during the past 20 years of production.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Sources of Makeup Water	Water is provided by condensate and the local utility.

Power Purchaser	Sierra Pacific Power Company (for Steamboat 1A, Steamboat 2/3, Burdette, Steamboat Hills, and Galena 3) and Nevada Power Company (for Galena 2).

Power Contract Expiration Date	Steamboat 1A — 2018, Steamboat 2&3 — 2022, Burdette — 2026, Steamboat Hills — 2018, Galena 3 — 2028, and Galena 2 — 2027.

Financing	OFC Senior Secured Notes (Steamboat 1A, Steamboat 2/3, and Burdette) and OPC Transaction (Steamboat Hills, Galena 2, and Galena 3).

Foreign Power Plants

The following descriptions summarize certain industry metrics for our foreign power plants:

Amatitlan Power Plant (Guatemala)

Location	Amatitlan, Guatemala.

Generating Capacity	20 MW.

Number of Power Plants	1

Technology	The Amatitlan power plant utilizes an air cooled binary system and a small back pressure steam turbine (1MW).

Subsurface Improvements	5 production wells and 2 injection wells connected to the plants through a gathering system.

Material Equipment	1 steam turbine and 2 OEC units together with the Balance of Plant Equipment.

Age	The plant commenced commercial operation in 2007.

Land and Mineral Rights	Total resource concession area (under usufruct agreement with INDE) is for a term of 25 years from April 2003. Leased and company owned property is approximately 3% the of concession area. Under the agreement with INDE, the power plant company pays royalties of 3.5% of revenues up to 20.5 MW and 2% of revenues exceeding 20.5 MW.

The generated electricity is sold at the plant fence. The transmission line is owned by INDE.

Resource Information	The resource temperature is an average of 530 degrees Fahrenheit.

The Amatitlan geothermal area is located on the north side of the Pacaya Volcano at approximately 5,900 feet above sea level.

Hot fluid circulates up from a heat source beneath the volcano, through deep faults to shallower depths, and then cools as it flows horizontally to the north and northwest to hot springs on the southern shore of Lake Amatitlan and the Michatoya River Valley.

Temperature Cooling	The resource temperature is stable.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchasers	INDE and another local purchaser.

Power Contract Expiration Date	Contract with INDE expires in 2028.

Financing	Senior secured project loan from TCW Global Project Fund II, Ltd.

Supplemental Information	The power plant was registered by the United Nations Framework Convention on Climate Change as a Clean Development Mechanism. It is expected to offset emissions of approximately 83,000 tons of CO2 per year. The power plant has a long-term contract to sell all of its emission reduction credits to a European buyer.

Momotombo Power Plant (Nicaragua)

Location	Momotombo, Nicaragua.

Generating Capacity	26 MW.

Number of Power Plants	1

Technology	The Momotombo power plant utilizes single flash and binary systems. The plant uses air and water cooled systems.

Subsurface Improvements	10 production wells and 7 injection wells connected to the plants through a gathering system.

Material Equipment	1 steam turbine and 1 OEC unit together with the Balance of Plant Equipment.

Age	The plant commenced commercial operation in 1983 and was already in existence when we signed the concession agreement in 1999.

Land and Mineral Rights	The total Momotombo area is under a concession agreement which expires in 2014.

We sell the generated electricity at the boundary of the plant. The transmission line is owned by the utility.

Resource Information	The resource temperature is an average of 466.5 degrees Fahrenheit.

The Momotombo geothermal reservoir is located within sedimentary and andesitic volcanic formations that relate to the Momotombo volcano.

Main flow paths in the geothermal system are a hot reservoir layer. The shallow layer conducted deep fluids that eventually will be discharged at surface at the eastern edge of the geothermal system at the shore of the Lake Managua.

Temperature Cooling	Approximately 3.5 degrees Fahrenheit per year was observed during the past 10 years of production.

Access to Property	Direct access to public roads and access across the property are provided under surface rights granted pursuant to the concession assignment agreement.

Sources of Makeup Water	Condensed steam is used for makeup water.

Power Purchaser	DISNORTE and DISSUR.

Power Contract Expiration Date	2014.

Financing	A loan from Bank Hapoalim B.M, which was repaid in full in 2010.

Olkaria III Complex (Kenya)

Location	Naivasha, Kenya.

Generating Capacity	48 MW.

Number of Power Plants	2 (Olkaria III Phase 1 and Olkaria III Phase 2).

Technology	The Olkaria III complex utilizes an air cooled binary system.

Subsurface Improvements	9 production wells and 3 injection wells connected to the plants through a gathering system.

Material Equipment	6 OEC units together with the Balance of Plant Equipment.

Age	Phase I plant commenced commercial operation in 2000 and was incorporated into the phase II plant in January 2009.

Land and Mineral Rights	The total Olkaria III area is comprised of government leases. A license granted by the Kenyan government provides exclusive rights of use and possession of the relevant geothermal resources for an initial period of 30 years, expiring in 2029, which initial period may be extended for two additional five-year terms. The Kenyan Minister of Energy has the right to terminate or revoke the license in the event work in or under the license area stops during a period of six months, or a failure to comply with the terms of the license or the provisions of the law relating to geothermal resources. Royalties are paid to the Kenyan government monthly based on the amount of power supplied to the power purchaser and an annual rent.

The power generated is purchased at the metering point located immediately after the power transformers in the 220 kV sub-station within the power plant, before the transmission lines which belong to the utility.

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

Temperature Cooling	The resource temperature is stable.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchaser	KPLC.

Power Contract Expiration Date	2029.

Financing	Senior secured project finance loan from a group of European DFI.

Supplemental Information	We initialed an amendment to the existing PPA with the off-taker, KPLC, to expand the Olkaria III complex by up to 52 MW (from 48 MW to up to 100 MW). See “Projects under Development and Future Projects — Olkaria III Phase 3 (Kenya)”.

Zunil Power Plant (Guatemala)

Location	Zunil, Guatemala.

Generating Capacity	24 MW.

Number of Power Plants	1

Technology	The Zunil power plant utilizes an air cooled binary system.

Material Equipment	7 OEC units together with the Balance of Plant Equipment.

Age	The plant commenced commercial operation in 1999.

Land and Mineral Rights	The land owned by the plant includes the power plant, workshop and open yards for equipment and pipes storage.

Pipelines for the gathering system transit through a local agricultural area’s right of way acquired by us.

The geothermal wells and resource are owned by INDE.

Our produced power is sold at our fence; power transmission lines are owned and operated by INDE.

Access to Property	Direct access to public roads.

Power Purchaser	INDE.

Power Contract Expiration Date	2019.

Financing	Senior secured project loan from IFC and CDC that is scheduled to be repaid in full in November 2011.

Supplemental Information	The energy output of the power plant is sold, until the end of 2011, under a “take or pay” arrangement, under which the revenues are calculated based on 24 MW capacity unrelated to the actual performance of the reservoir (currently 14 MW). From the beginning of 2012, the energy revenues will be paid based on the actual generation of the power plant. In 2010, the energy revenues were approximately 25% of the total revenues of the power plant.

Projects under Construction

We are in varying stages of construction or enhancement of domestic and foreign projects. Based on our current construction schedule, we have new generating capacity of between 131 MW and 147 MW under construction in California, Nevada, and Hawaii (including the Puna and Mammoth expansions described above).

The following is a description of the projects currently undergoing construction:

Carson Lake Project (U.S.)

Location	Churchill County, Nevada.

Projected Generating Capacity	20 MW.

Projected Technology	The Carson Lake power plant will utilize an air cooled binary system.

Subsurface Improvements	Awaiting drilling permits.

Land and Mineral Rights	The Carson Lake area is comprised of BLM leases.

The leases are currently held by the payment of annual rental payments, as described in “Description of Our Leases and Lands.

Unless steam is produced in commercial quantities, the primary term for these leases will expire commencing August 31, 2016.

The project’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company.

Power Contract Expiration Date	20 years after date of commercial operation.

Financing	Corporate funds.

Supplemental Information	The drilling activity will resume upon receipt of an EIS for the project. Commercial operation of the power plant is expected in 2013, provided an EIS is granted in 2011.

Our initial joint venture with Nevada Power Company for this project contemplated a larger project. We are in preliminary discussions to address the implications of a smaller project, and the delay in completion of the project.

CD4 Project (Mammoth Complex) (U.S.)

Location	Mammoth Lakes, California.

Projected Generating Capacity	32-38 MW.

Projected Technology	The CD4 power plant will utilize an air cooled binary system.

Subsurface Improvements	One production well is completed and drilling of another well has started.

Land and Mineral Rights	The total Mammoth area is comprised mainly of BLM leases, several of which are held by production and the remainders are the subject of a unitization agreement that is pending BLM approval. The expiration date of the leases (assuming approval of the unitization agreement) is after the end of the expected useful life of the power plant.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Power Purchaser	NA.

Financing	Corporate funds.

Supplemental Information	We are participating in the Southern California Edison Wholesale Distribution Access Tariff Transition Cluster Large Generator Interconnection Process to deliver energy into the Southern California Edison system at the Casa Diablo Substation.

DH Wells

Location	Mineral County, Nevada.

Projected Generating Capacity	20-30 MW.

Projected Technology	The DH Wells power plant will utilize a binary system.

Material Equipment	Drilling equipment for wells.

Condition	We completed the drilling of the first well and are continuing with the drilling activity.

Land and Mineral Rights	The DH Wells area is comprised of BLM leases.

The leases are currently held by the payment of annual rental payments, as described in “Description of Our Leases and Lands”.

Unless steam is produced in commercial quantities, the primary term for these leases will expire commencing September 30, 2017.

The project’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Financing	Corporate funds.

McGinness Hills Project (U.S.)

Location	Lander County, Nevada.

Projected Generating Capacity	30 MW.

Projected Technology	The McGinness Hills power plant will utilize an air cooled binary system.

Subsurface Improvements	4 production wells and 3 injection wells were drilled.

Material Equipment	Drilling equipment for wells.

Condition	Permits to drill have been obtained. Drilling of additional wells is continuing. We have submitted documents to obtain the required construction permits and an Environmental Assessment is in process. We are in an advanced stage of equipment manufacturing.

Land and Mineral Rights	The McGinness Hills area is comprised of private and BLM leases.

The leases are currently held by the payment of annual rental payments, as described in “Description of Our Leases and Lands”.

Unless steam is produced in commercial quantities, the primary term for these leases will expire commencing September 30, 2017.

The project’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company.

Power Contract Expiration Date	20 years after date of COD.

Financing	Corporate funds.

We engaged John Hancock to arrange senior secured construction and term loan facilities under a DOE loan guarantee program of up to $350 million for three geothermal projects, including McGinness Hills.

Supplemental Information	Commercial operation of the power plant is expected in 2012.

Tuscarora Project (U.S.)

Location	Elko County, Nevada.

Projected Generating Capacity	18 MW (Phase I).

Projected Technology	The Tuscarora power plant will utilize a water cooling binary system.

Subsurface Improvements	Three production and four injection wells completed.

Condition	Field development is completed. Power plant equipment is on its way to the site. We have submitted documents to obtain the required construction permits.

Land and Mineral Rights	The Tuscarora area is comprised of private and BLM leases.

The leases are currently held by payment of annual rental payments, as described in “Description of Our Leases and Lands”.

Unless steam is produced in commercial quantities, the primary term for these leases will expire commencing November 20, 2014.

The project’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company.

Power Contract Expiration Date	20 years after date of COD.

Financing	Corporate funds.

We engaged John Hancock to arrange senior secured construction and term loan facilities under a DOE loan guarantee program of up to $350 million for three geothermal projects, including Tuscarora.

Supplemental Information	Commercial operation of the power plant is expected in 2012.

The project was acquired in February 2010.

Under the PPA, Nevada Power Company will purchase up to approximately 40 MW of electricity from the project, which will be developed in stages with the first stage of approximately 16 MW. The PPA allows for adjustment of the supply amount after the first year of commercial operation. The PPA is subject to approval of the PUCN.

Projects under Exploration and Development and Future Projects

We also have other projects under various stages of development in the United States, Guatemala, Chile, and Indonesia. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria. The following is a description of the projects currently under various stages of development and for which we are able to estimate their expected generation capacity. Upon completion of these projects, our share in their combined generating capacity would be approximately 160 MW.

Crump Geyser Project (U.S.)

In October 2010, we and NGP agreed to jointly develop, construct, own and operate one or more geothermal power plants in the Crump Geyser Area located in Lake County, Oregon. All activities will be carried out through CGC, a limited liability company that is owned equally by our wholly owned subsidiary, Ormat Nevada, and NGP.

We will be the EPC contractor for the project, which will utilize our proprietary generating equipment and other Balance of Plant Equipment. We will also be the Operator and provide operating and maintenance services to CGC.

We and NGP intend to build an up to 30 MW power plant, which is expected to be placed in service before the end of 2013 in order to qualify for the U.S. Treasury cash grant for Specified Energy Property in Lieu of Tax Credits under Section 1603 of the ARRA. We have recently completed the drilling of an injection well and we plan to continue with the drilling activity throughout 2011.

Olkaria III Phase 3 (Kenya)

We are currently developing Phase 3 of the Olkaria III complex located in Naivasha, Kenya. We initialed an amendment to the existing PPA with the off-taker, KPLC, to expand the Olkaria III complex by up to 52 MW (from 48 MW to up to 100 MW).We expect to sign a formal amendment to the PPA upon receipt of regulatory approval and the consent of the lenders that provided the financing or the existing power plant.

The expansion is to be developed in two phases. Phase I will be comprised of 36 MW within up to three years from finalizing the amendment to the existing PPA. An optional phase II may be comprised of up to 16 MW within up to eight years from finalizing the amendment to the existing PPA.

Solar PV Projects (Israel)

We are currently in the process of developing ground-mounted and roof-top Solar PV projects in Israel together with Sunday Energy under two joint venture agreements. Under the ground-mounted joint venture agreement, we plan to build six projects with a total capacity of 38 MW. Our share in these projects will be 70%. Under the roof-top joint venture agreement, we plan to build eight projects with a total capacity of 18 MW. Our share in these projects will be 51%.

We have completed feasibility studies for most of these projects as required by the Israel Electric Corporation Ltd and we have submitted applications to obtain conditional licenses for these projects from the PUA. We believe that the installation permitting process for the ground-mounted projects will take longer to complete because of the zoning changes required for the land, compared to the permitting process for the roof-top projects, which do not require zoning changes.

In addition to the projects mentioned above, we are developing and are in the permitting phase for a roof-top solar PV installation on our manufacturing facility in Yavne.

Sarulla Project (Indonesia)

We are a member of a consortium which is in the process of developing a geothermal power project in Indonesia of approximately 330 MW. We own 12.75% of the Indonesian special purpose entity that will operate the project.

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

The adjustment of the electricity tariff for the 330 MW Sarulla project has been agreed between PLN (the state electric utility which is the off-taker of the electricity from the Sarulla Project) and the consortium based on the verification of the agreed tariff by the BPKP (Indonesian State Auditor for Development). The agreed adjusted tariff is now in the process of approval by the Ministry of Energy and Mineral Resources, which is anticipated during the first half of 2011.

Sarulla Operations Ltd. (the project company) has received responses from over ten international banks that were invited to submit proposals to provide limited recourse financing for the Sarulla Project. The expected financing package will consist of direct loans from the Japan Bank for International Cooperation (JBIC) and the Asian Development Bank (ADB), plus Extended Political Risk Guarantees to the participating banks by JBIC. Sarulla Operations Ltd. has shortlisted the candidates and is currently in the process of selecting the mandated lead arrangers (MLAs) out of those shortlisted candidates.

From past experience it is hard to estimate when these negotiations will be concluded. Construction is expected to start after the consortium obtains financing, a process which we expect to take approximately one year from completion of the ESC negotiations with PLN.

Wister Project (U.S.)

We are currently developing the Wister project on private leases located in Imperial County, California. During 2010, we increased our land position in the project area and are currently progressing with exploration activity. We expect the first phase of the project to be 30 MW. Commercial operation of the first phase is scheduled for the end of 2013.

The project has been awarded an exploration grant of $4.5 million under the DOE’s Innovative Exploration and Drilling Projects program and the exploration activity under this program has started.

In addition to the geothermal projects listed above, we have various leases for geothermal resources, in some of which we have started exploration activity but we cannot yet determine their expected generating capacity. These geothermal resources are located in Nevada, California, Alaska, Hawaii, Idaho, Oregon, and Utah in the U.S., and in Guatemala and Chile. These leases are comprised of approximately 343,000 acres, including the following:

Nevada
Beowawe	Lease acquired but no further action has yet been taken.
Dixie Hope	Completed exploration studies and are awaiting permits to start exploratory drilling at the site.
Dixie Meadows	Started exploration studies.
Edwards Creek	Completed exploration studies and are awaiting permits to start exploratory drilling at the site.
Humboldt House	Lease acquired but no further action has yet been taken.
Hyder Hot Springs	Lease acquired but no further action has yet been taken.
Leach Hot Springs	Completed exploration studies and are awaiting permits to start exploratory drilling at the site.
Seven Devils	Lease acquired but no further action has yet been taken.
Smith Creek	Under exploration studies.
Tungsten Mountain	Completed exploration studies and are awaiting permits to start exploratory drilling at the site.
Tuscarora Expansion	Lease acquired but no further action has yet been taken.
Walker River	We have an option to start exploration studies.
Wildhorse	Lease acquired but no further action has yet been taken.
California
East & North Brawley	Deep resource -- lease acquired but no further action has yet been taken.
Rhyolite Plateau	Lease acquired but no further action has yet been taken.
Hawaii
Ulupalakua (Maui)	Advanced exploration studies and the project has been awarded an exploration grant of $4.9 million under the DOE’s Innovative Exploration and Drilling Projects program.
Kula	Lease acquired but no further action has yet been taken.
Oregon
Glass Buttes — Mahogany	Completed exploration studies and the project has been awarded an exploration grant of $4.3 million under the DOE’s Innovative Exploration and Drilling Projects program. Awaiting permits to start exploratory drilling.
Glass Buttes — Midnight Point	Completed exploration studies.
Newberry	Started exploration studies.
Idaho
Magic Reservoir	Lease acquired but no further action has yet been taken.
Alaska
Mount Spurr	Started exploration drilling at the site and a $2.0 million exploration grant has been awarded.
Utah
Drum Mountain	Under exploration studies.
Whirlwind Valley	Under exploration studies.

Guatemala
Amatitlan Phase II	Started exploration studies.
Tecumburu	Surface rights have been obtained but no further action has yet been taken.
Chile
San Pablo	Exploration concession has been approved but no further action has yet been taken.

In addition to the geothermal resources listed above, we have leases pending for approximately 5,590 acres.

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

Backlog

We have a product backlog of approximately $51.0 million as of February 15 2011, which includes revenues for the period between January 1, 2011 and February 15, 2011, compared to $90.0 million as of February 28, 2010. The following is a breakdown of the Product Segment backlog:

		Sales
	Expected	Expected to
	Completion	be Recognized
	of the Contract	in 2011
		(In millions)

Geothermal	2011	$24.2
Recovered Energy	2011	12.1
Remote Power Units	2011	12.1
Other	2011	2.5

Total Product Backlog		$51.0

The backlog includes $30 million that will be effective upon receipt of letters of credit, and excludes $15 million of revenues related to a REG plant specifically designed to use the residual energy from the vaporization process at LNG regasification terminal in Spain that we expect to recognize in the first half of 2011, subject to acceptance by the customer.

Competition

In our Electricity Segment, we face competition from geothermal power plant owners and developers as well as other renewable energy providers.

In our Product Segment, we face competition from power plant equipment manufacturers and suppliers.

Electricity Segment

Our main competitors among geothermal power plant owners and developers in the United States are CalEnergy, Calpine, Terra-Gen Power LLC, ENEL SpA and other smaller-sized pure play developers such as U.S. Geothermal Inc., NGP, Raser Technologies Inc., Magma Energy Inc., Ram Power Corp., and Gradient Resource. Some of these companies are also active outside of the United States. Other competitors outside of the United States, aside from these companies, include affiliates of Chevron Corporation, Energy Development Corporation in the Philippines, developers such as Star Energy and Medco Energi in Indonesia, Mighty River Power in New Zealand and Colbus S.A. in Chile. We may also face competition from national electric utilities or state-owned oil companies.

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

The low enthalpy competitors are either binary systems manufacturers using the Organic Rankine Cycle such as Fuji of Japan, United Technologies Company, Mafi Trench, GE Rotoflow of the U.S., and Turboden a Pratt & Whitney Power Systems company, or systems integrators such as Turbine Air Systems and Geothermal Development Associates of the U.S.

In the REG business, our competitors are Siemens AG of Germany, as well as other manufacturers of conventional steam turbines. We believe that our REG system has technological and economic advantages over the Siemens/Kalina technology and, under certain conditions, conventional steam technology.

In the remote power unit business, we face competition from Global Thermoelectric, as well as from manufacturers of diesel generator sets.

None of our competitors compete with us both in the sale of electricity and in the product business.

Customers

Most of our revenues from the sale of electricity in the year ended December 31, 2010 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental and private utility companies. Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), HELCO, and SCPPA accounted for 29.1%, 15.0%, 8.6% and 2.5% of revenues, respectively, for the year ended December 31, 2010. Based on publicly available information, as of December 31, 2010, the issuer ratings of Southern California Edison, HELCO, Sierra Pacific Power Company, Nevada Power Company, and SCPPA were as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.

Southern California Edison	BBB+ (stable outlook)	A3 (stable outlook)
HELCO	BBB- (stable outlook)	Ratings Withdrawn
Sierra Pacific Power Company	BB (stable outlook)	Ba2 (stable outlook)
Nevada Power Company	BB (stable outlook)	Ba2 (stable outlook)
SCPPA	BBB (Outlook Developing)	Aa3 (stable outlook)

The credit ratings of any power purchaser may change from time to time. There is no publicly available information with respect to the credit rating or stability of the power purchasers under the PPAs for our foreign power plants.

Our revenues from the product business are derived from contractors or owners or operators of power plants, process companies, and pipelines, none of which traditionally account for more than 10% of our product segment revenues. However, for the year ended December 31, 2010, Las Pailas accounted for more than 26.2% of our product segment revenues and 5.7% of our total revenues.

Raw Materials, Suppliers and Subcontractors

In connection with our manufacturing activities, we use raw materials such as steel and aluminum. We do not rely on any one supplier for the raw materials used in our manufacturing activities, as all of such raw materials are readily available from various suppliers.

We use subcontractors for some of the manufacturing for our products components and for construction activities of our power plants, which allowed us to expand our construction and development capacity on an as-needed basis. We are not dependent on any one subcontractor and expect to be able to replace any subcontractor, or assume such manufacturing and construction activities of our projects ourselves, without adverse effect to our operations.

Employees

As of December 31, 2010, we employed 1,146 employees, of, which 499 were located in the United States, 493 were located in Israel and 154 were located in other countries. We expect that future growth in the number of our employees will be mainly attributable to the purchase and/or development of new power plants.

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

Insurance

We maintain business interruption insurance, casualty insurance, including flood, volcanic eruption and earthquake coverage, and primary and excess liability insurance, as well as customary worker’s compensation and automobile insurance and such other insurance, if any, as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas or as may be required by any lease, financing arrangement, or other contract. To the extent any such casualty insurance covers both us and/or our power plants, and any other person and/or plants, we generally have specifically designated as applicable solely to us and our power plants “all risk” property insurance coverage in an amount based upon the estimated full replacement value of our power plants (provided that earthquake, volcanic eruption and flood coverage may be subject to annual aggregate limits depending on the type and location of the power plant) and business interruption insurance in an amount that also varies from power plant to power plant.

We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries. Political risk insurance policies are generally issued by entities which specialize in such policies, such as the Multilateral Investment Guarantee Agency (a member of the World Bank Group), and from private sector providers, such as Zurich Emerging Markets and other such companies. To date all of our political risk insurance contracts are with the Multilateral Investment Guarantee Agency and with Zurich Emerging Markets. We have obtained such insurance for all of our foreign power plants currently in operation. However, the policy for the Amatitlan Geothermal Project in Guatemala was terminated following the financing of the project in 2009 due to our reduced equity exposure. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, approximately 90% of our losses derived from a specified governmental act, such as confiscation, expropriation, riots, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements.

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

State Regulation

Our power plants in California and Nevada, by virtue of being Qualifying Facilities that make only wholesale sales of electricity, are not subject to rate, financial and organizational regulations applicable to electric utilities in those states. The power plants each sell or will sell their electrical output under PPAs to electric utilities (Sierra Pacific Power Company, Nevada Power Company, Southern California Edison or SCPPA). All of the utilities except SCPPA are regulated by their respective state public utilities commissions. Sierra Pacific Power Company and Nevada Power Company are regulated by the PUCN. Southern California Edison is regulated by the CPUC.

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

As of the date of this report, all of the material environmental permits and approvals currently required for our operating power plants have been obtained. We are currently experiencing regulatory delays in obtaining various environmental permits and approvals required for projects in development and construction. These delays may lead to increases in the time and cost to complete these projects. Our operations are designed and conducted to comply with applicable environmental permit and approval requirements. Non-compliance with any such requirements could result in fines or other penalties.

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

Although we are not aware of any mismanagement of these materials, including any mismanagement prior to the acquisition of some of our power plants, that has materially impaired any of the power plant sites, any disposal or release of these materials onto the power plant sites, other than by means of permitted injection wells, could lead to contamination of the environment and result in material cleanup requirements or other responsive obligations under applicable environmental laws. We believe that at one time there may have been a gas station located on the Mammoth complex site, but because of significant surface disturbance and construction since that time further physical evaluation of the environmental condition of the former gas station site has been impractical. We believe that, given the subsequent surface disturbance and construction activity in the vicinity of the suspected location of the service station, it is likely that environmental contamination, if any, associated with the former facilities and any associated underground storage tanks would have already been encountered if they still existed.

Regulation of the Electric Utility Industry in our Foreign Countries of Operation

The following is a summary overview of certain aspects of the electric industry in the foreign countries in which we have an operating geothermal power plant and should not be considered a full statement of the laws in such countries or all of the issues pertaining thereto.

Nicaragua.  In 1998, two laws were approved by Nicaraguan authorities, Law No. 272-98 and Law No. 271-98, which define the structure of the energy sector in the country. Law No. 272-98 provides for the establishment of the CNE, which is responsible for setting policies, strategies and objectives as well as approving indicative plans for the energy sector. Law No. 271-98 formally assigned regulatory, supervisory, inspection and oversight functions to the INE.

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

Kenya.  Kenya’s Power Act restructured the electricity sector in the country. Among other things, the Power Act provides for the licensing of electricity power producers and public electricity suppliers or distributors. KPLC is the only licensed public electricity supplier and has a monopoly in the transmission and distribution of electricity in the country. The Power Act permitted IPPs to install power generators and sell electricity to KPLC, which is owned by various private, and government entities, and which currently purchases energy and capacity from three other IPPs in addition to our Olkaria III complex. The Power Act also created the Electricity Regulation Board, as an independent regulator for the electricity sector. KPLC’s retail electricity rates are subject to approval by the Electricity Regulation Board. The Power Act was repealed by the Energy Act, which came into effect on July 7, 2007. One of the main changes introduced by the Energy Act was the reconstitution of the Electricity Regulatory Board as the Energy Regulatory Commission, with an expanded mandate to regulate not just the electric power sector but the entire energy sector in Kenya. Further re-organization of KPLC has been made with the formation of a new company known as KETRACO to undertake power transmission. KPLC will continue to undertake power distribution. This re-organization is in accordance with the National Energy Policy (Sessional Paper No. 4 of 2004). No announcement has been made as to whether KPLC’s transmission assets will be transferred to KETRACO. Another highlight of the Sessional Paper was the establishment of the state owned GDC which has now been formed and is operational. GDC is charged with the responsibility of geothermal assessment, drilling of steam wells, and sale of steam to future IPPs and to KenGen for electricity generation.

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

Year	Annual Cap	Cumulative Cap	Rate*
	In MW	In MW	(Cent/kWh)

2010-2011	50	50	42
2012	65	115	40
2013	85	200	38
2014-2017	100	300	36

*	Based on an exchange rate of the NIS/dollar as of December 31, 2010 ($1 = NIS 3.549)

The licensing process designed by the PUA includes several stages. Developers that are interested in applying for a production license are required at the first stage to obtain a temporary license that will be given to candidates who can demonstrate they meet the following requirements:

•	Proven land position: for private lands, a signed option agreement between the candidate and the land-rights owner. In case the land is owned by ILA, the candidate must have a signed agreement with the land-rights owner and in addition an ILA land-rights preference.

•	Adequate financial resources: the candidate must demonstrate 20% equity of the normative cost to build a power plant, which is estimated by the PUA at $5 million per installed MW.

•	Feasibility study completed by the Israel Electric Corporation Ltd. that demonstrates the power plant can connect to the grid in accordance with the capacity demand (this requirement is only valid for facilities with capacity higher than 630KVA which will be connected to the high voltage grid).

•	Appropriate experience and capabilities for design, construction and operation of high voltage power plants according to the power plant size declared in the temporary license.

A request that demonstrates compliance with the above requirements will be reviewed by PUA staff and will require the approval of the PUA plenum, followed by the approval of the Israeli Ministry of National Infrastructures.

Upon the signature of the conditional license by the Ministry of National Infrastructures, the developer of a facility with a capacity higher than 1 MW must provide the PUA with a bank guarantee in an amount equal to $1.80 per installed KV. In the event the developer subsequently fails to meet the milestones specified in the conditional license for financial closing, the PUA may draw 35% of the bank guarantee.

A developer that receives a temporary license will have 42 months to obtain all required permits to operate the power plant and attain a production license.

In December 2010, the National Planning Council of the Israeli Ministry of Interior issued regulations for the development of solar installations in Israel.

The regulations include guidelines for the statutory planning route for the development of solar projects on agricultural and nonagricultural land.

Following the statutory approval, the developer will receive a provisional tariff approval valid for 90 days which ensures the developer’s place under the cap. During that 90-day period the developer is supposed to close the financing terms. Once the financing terms are finalized, the provisional tariff approval will become permanent; the tariff will be secured for 20 years from commencement of commercial operation, and the developer may commence the construction and installation of the power plant upon receipt of the production license.

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

Our financial performance depends on the successful operation of our subsidiaries’ geothermal and REG power plants. In connection with such operations, we derived approximately 78.2% of our total revenues for the year ended December 31, 2010 from the sale of electricity. The cost of operation and maintenance and the operating performance of our subsidiaries’ geothermal power and REG plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

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

Our primary business involves the exploration, development, and operation of geothermal energy resources. These activities are subject to uncertainties that, in certain respects, are similar to those typically associated with oil and gas exploration, development, and exploitation, such as dry holes, uncontrolled releases, and pressure and temperature decline. Any of these uncertainties may increase our capital expenditures and our operating costs, or reduce the efficiency of our power plants. We may not find geothermal resources capable of supporting a commercially viable power plant at a number of exploration sites where we have conducted tests, acquired land rights, and drilled test wells, which would adversely affect our development of geothermal power plants. Prior to our acquisition of the Steamboat Hills power plant, one of the wells related to the power plant experienced an uncontrolled release. The high temperature and high pressure in the Puna power plant’s geothermal energy resource requires special reservoir management and monitoring. Further, since the commencement of their operations, several of our power plants have experienced geothermal resource cooling and/or reservoir pressure decline in the normal course of operations. For example, some of Brady’s production wells have cooled significantly due to breakthrough from injection wells. At Momotombo, early operations without injection resulted in reservoir pressure decline and consequent reduced productivity and scale plugging in the formation near the producer wellbores. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal power plants depends on different factors directly related to the geothermal resource (such as the temperature, pressure, storage capacity, transmissivity, and recharge) as well as operational factors relating to the extraction or reinjection of geothermal fluids. At our North Brawley power plant instability of the sands and clay in the geothermal resource and variability in the chemical composition of the geothermal fluid have all combined to increase our capital expenditures for the project, as well as our ongoing operating expenses, and have so far prevented the project from sustainable operation at its intended design capacity. Our geothermal energy power plants may also suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time.

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

We rely on power transmission facilities that we do not own or control.

We depend on transmission facilities owned and operated by others to deliver the power we sell from our power plants to our customers. If transmission is disrupted, or if the transmission capacity infrastructure is inadequate, our ability to sell and deliver power to our customers may be adversely impacted and we may either incur additional costs or forego revenues. In addition, lack of access to new transmission capacity may affect our ability to develop new projects. Existing congestion of transmission capacity, as well as expansion of transmission systems and competition from other developers seeking access to expanded systems, could also affect our performance.

The aftermath of the recent global recession and its attendant credit constraints could adversely affect us.

We may continue to experience lower levels of worldwide demand for energy, and face tighter credit markets, as the world economy continues to recover from the disruption in the global credit markets, failures or material business deterioration of investment banks, commercial banks, and other financial institutions and intermediaries in the United States and elsewhere around the world, and significant reductions in asset values across businesses, households and individuals that led to the recent global recession. These conditions may adversely affect both our Electricity and Product Segments. Among other things, we might face:

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

Our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse or limited recourse debt obligations. As of December 31, 2010, we had approximately $789.7 million of total consolidated indebtedness, of which approximately $361.0 million represented non-recourse debt and limited recourse debt held by our subsidiaries. Each of our projects under development or construction and those projects and businesses we may seek to acquire or construct will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms.

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

We have substantial operations outside of the United States that generated revenues in the amount of $142.9 million for the year ended December 31, 2010, which represented 38.3% of our total revenues for such twelve-month period. Our foreign operations are subject to regulation by various foreign governments and regulatory authorities and are subject to the application of foreign laws. Such foreign laws or regulations may not provide for the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our power plants in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. Furthermore, existing laws or regulations may be amended or repealed, and new laws or regulations may be enacted or issued. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the power plants that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such power plants. Our foreign operations are also subject to significant political, economic and financial risks, which vary by country, and include:

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant PPAs. Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy) and HELCO have accounted for 29.1%, 15.0% and 8.6%, respectively, of our revenues for the year ended December 31, 2010. Neither we nor any of our affiliates makes any representations as to the financial condition or creditworthiness of any purchaser under a PPA, and nothing in this annual report should be construed as such a representation.

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

Under the PPAs of our Burdette, Desert Peak 2, Galena 2, Galena 3, Carson Lake, Jersey Valley, McGinness Hills, Tuscarrora and North Brawley projects, we may be required to make payments to the relevant power purchaser in an amount equal to such purchaser’s replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the PPA and which such power purchaser is forced to obtain from an alternate source. Three of these nine projects were in commercial operation in 2010, and to date the shortfall amount has not been material. In addition, we may be required to make payments to the relevant power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the relevant PPA. We may be subject to certain penalties, and we may also be required to pay liquidated damages if certain minimum performance requirements are not met under certain of our PPAs. With respect to the Brady PPA, we may also be required to pay liquidated damages of approximately $1.5 million to our power purchaser if the relevant power plant does not maintain availability of at least 85% during applicable peak periods. Any or all of these could materially and adversely affect our business, financial condition, future results and cash flow.

The short run avoided costs for our power purchasers may decline, which would reduce our power plant revenues and could materially and adversely affect our business, financial condition, future results and cash flow.

Under the PPAs for our power plants in California, the price that Southern California Edison pays for energy is based upon its short run avoided costs, which are the incremental costs that it would have incurred had it generated the relevant electrical energy itself or purchased such energy from others. Under settlement agreements between Southern California Edison and a number of power generators in California that are Qualifying Facilities, including our subsidiaries, the energy price component payable by Southern California Edison has been fixed through April 2012 and thereafter will be based on Southern California Edison’s short run avoided costs, as determined by the CPUC. These short run avoided costs may vary substantially on a monthly basis, and are expected to be based primarily on natural gas prices for gas delivered to California as well as other factors. The levels of short run avoided cost prices paid by Southern California Edison may decline following the expiration date of the settlement agreements, which in turn would reduce our power plant revenues derived from Southern California Edison under our PPAs and could materially and adversely affect our business, financial condition, future results and cash flow.

In December 2010, a global settlement (Global Settlement) relating primarily to the purchase and payment obligations of investor-owned utilities to combined heat and power (CHP) Qualifying Facilities was approved by the CPUC. The Global Settlement will become effective upon the satisfaction of certain conditions precedent, including (a) a final and non-appealable order from the FERC approving the investor-owned utilities’ request for a waiver of the QF must-take purchase obligation for Qualifying Facilities above 20 MW; and(b) that the CPUC order becomes final and non-appealable. As of February 22, 2011, not all of the conditions precedent (including the two noted above) have been satisfied.

Under the terms of the Global Settlement, existing Qualifying Facilities with “Legacy PPAs” (meaning any PPA that is in effect at the time the Global Settlement goes into effect) will have the option to choose to enter into a “Legacy PPA Amendment” within 180 days of the effectiveness of the Global Settlement. The Legacy PPA Amendment will allow a Qualifying Facility to choose a pricing methodology option going forward from the “pricing effective date”, which in Ormat’s case will be the end of the fixed rate period that terminates April 2012 under a prior settlement agreement with Southern California Edison. The pricing options include:

(1) switching to a new SRAC methodology, which has fixed, declining heat rates, a variable O&M component, an adjustment based on location, and a price adjustment if greenhouse gas (GHG) costs are imposed on the facility, all until December 31, 2014, after which the SRAC will be tied only to a formula with energy market heat rates;

(2) the same formula specified in (1) above but with somewhat higher heat rates and no GHG cost adder;

(3) the same formula specified in (1) above but with heat rates between options (1) and (2) and a fixed GHG payment of $20 per metric ton for allowances used by a facility;

(4) the same pricing terms as (3) above, but tied to actual GHG costs imposed on a facility, capped at $12.50 per metric ton; or

(5) a 90-day negotiation period to see if the parties can turn the PPA into a tolling agreement on agreed terms.

If an existing Qualifying Facility chooses not to enter into a Legacy PPA Amendment, its pricing under the existing Legacy PPA will revert at the end of the current fixed rate period (meaning, in Ormat’s case, the one that ends April 2012) to the SRAC formula pricing specified in (1) above.

The Global Settlement further provides that after July 1, 2015 if the term of a Qualifying Facility’s Legacy PPA expires, the utility will have no obligation to purchase power from the Qualifying Facility if the Qualifying Facility has a generating capacity in excess of 20 MW. Until July 1, 2015, a transition PPA will be available for Qualifying Facilities with Legacy PPAs that expire, which will incorporate the pricing structure outlined above. The investor-owned utilities have also agreed to conduct competitive solicitations for CHP Qualifying Facilies’ output (akin to the competitive solicitations available to renewable generators under the State’s Renewables Portfolio Standard program, but with various differences). There are also several other contracting options under the Global Settlement, including bilateral contracts with the investor-owned utilities. Qualifying Facilities below 20 MW will be entitled to a new standard offer PPA, with SRAC pricing and capacity payments as determined from time to time by the CPUC. The joint parties to the Global Settlement have agreed that the utilities can go to FERC to obtain a waiver of the mandatory purchase obligation under PURPA for Qualifying Facilities above 20 MW, which is one of the conditions precedent for the Global Settlement.

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

The reduction or elimination of government incentives related to solar power could cause the revenues we expect to derive from our solar power joint venture to decline.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, federal, state and local government bodies in many countries have provided various incentives in the form of rebates, tax credits, mandated feed-in-tariffs and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated. Reductions in, or eliminations or expirations of, incentives related to solar power could result in decreased demand for solar power and adversely affect the revenues we expect to derive from our solar power joint venture in Israel.

We face competition from other companies engaged in the solar energy sector.

The solar power market is intensely competitive and rapidly evolving. We compete with many companies that have longer operating histories in this sector, larger customer bases, and greater brand recognition, as well as, in some cases, significantly greater financial and marketing resources than us. In some cases, these competitors are vertically integrated in the solar energy sector, manufacturing Solar PV, silicon wafers, and other related products for the solar industry, which may give them an advantage in developing, constructing, owning and operating solar power projects. We do not represent a significant competitive presence in the solar power market. Our lack of experience in the Solar PV sector may affect our ability to successfully develop, construct, finance, and operate Solar PV power projects.

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

If the transmission system of the IID experiences a force majeure event or a forced outage which prevents it from transmitting the electricity from the Heber complex, the Ormesa complex or the North Brawley power plant to the relevant power purchaser, the relevant power purchaser would not be required to make energy payments for such non-delivered electricity and may not be required to make any capacity payments with respect to the affected power plant so long as such force majeure event or forced outage continues. Our revenues for the year ended December 31, 2010, from the power plants utilizing the IID transmission system, were approximately $110.4 million. The impact of such force majeure would depend on the duration thereof, with longer outages resulting in greater revenue loss.

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

Pursuant to the terms of our BLM leases, we are required to conduct our operations on BLM-leased land in a workmanlike manner and in accordance with all applicable laws and BLM directives and to take all mitigating actions required by the BLM to protect the surface of and the environment surrounding the relevant land. Additionally, certain BLM leases contain additional requirements, some of which relate to the mitigation or avoidance of disturbance of any antiquities, cultural values or threatened or endangered plants or animals. In the event of a default under any BLM lease, or the failure to comply with such requirements, or any non-compliance with any of the provisions of the Geothermal Steam Act or regulations issued thereunder, the BLM may, 30 days after notice of default is provided to our relevant project subsidiary, suspend our operations until the requested action is taken or terminate the lease, either of which could materially and adversely affect our business, financial condition, future results and cash flow.

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

Our success is largely dependent on the skills, experience and efforts of our senior management team and other key personnel. In particular, our success depends on the continued efforts of Lucien Bronicki, Dita Bronicki, Yoram Bronicki, Nadav Amir, and other key employees. The loss of the services of any key employee could materially harm our business, financial condition, future results and cash flow. Although to date we have been successful in retaining the services of senior management and have entered into employment agreements with Lucien Bronicki,

Dita Bronicki and Yoram Bronicki, such members of our senior management may terminate their employment agreements without cause and with notice periods ranging from 90 to 180 days. We may also not be able to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available.

Our power plants have generally been financed through a combination of our corporate funds and limited-or non-recourse project finance debt and lease financing. If our project subsidiaries default on their obligations under such limited-or non-recourse debt or lease financing, we may be required to make certain payments to the relevant debt holders and if the collateral supporting such leveraged financing structures is foreclosed upon, we may lose certain of our power plants.

Our power plants have generally been financed using a combination of our corporate funds and limited- or non-recourse project finance debt or lease financing. Non-recourse project finance debt or lease financing refers to financing arrangements that are repaid solely from the power plant’s revenues and are secured by the power plant’s physical assets, major contracts, cash accounts and, in many cases, our ownership interest in the project subsidiary. Limited-recourse project finance debt refers to our additional agreement, as part of the financing of a power plant, to provide limited financial support for the power plant subsidiary in the form of limited guarantees, indemnities, capital contributions and agreements to pay certain debt service deficiencies. If our project subsidiaries default on their obligations under the relevant debt documents, creditors of a limited recourse project financing will have direct recourse to us, to the extent of our limited recourse obligations, which may require us to use distributions received by us from other power plants, as well as other sources of cash available to us, in order to satisfy such obligations. In addition, if our project subsidiaries default on their obligations under the relevant debt documents (or a default under such debt documents arises as a result of a cross-default to the debt documents of some of our other power plants) and the creditors foreclose on the relevant collateral, we may lose our ownership interest in the relevant project subsidiary or our project subsidiary owning the power plant would only retain an interest in the physical assets, if any, remaining after all debts and obligations were paid in full.

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

Conditions in and around Israel, where the majority of our senior management and all of our production and manufacturing facilities are located, may adversely affect our operations and may limit our ability to produce and sell our products or manage our power plants.

Operations in Israel accounted for approximately 18.8%, 29.7%, and 27.7% of our operating expenses in the years ended December 31, 2010, 2009, and 2008, respectively. Political, economic and security conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and the continued state of hostility, varying in degree and intensity, has led to security and economic problems for Israel.

Negotiations between Israel and representatives of the Palestinian Authority in an effort to resolve the state of conflict have been sporadic and have failed to result in peace. The establishment in 2006 of a government in the Gaza territory by representatives of the Hamas militant group has created additional unrest and uncertainty in the region. At the end of December 2008, Israel engaged in an armed conflict with Hamas lasting for over three weeks, which involved additional missile strikes from the Gaza Strip into Israel and disrupted most day-to-day civilian activity in the proximity of the border with the Gaza Strip. Our production facilities in Israel are located approximately 26 miles from the border with the Gaza Strip.

The recent political instability and civil unrest in the Middle East and North Africa have raised new concerns regarding security in the region and the potential for armed conflict or other hostilities involving Israel. We could be adversely affected by any such hostilities, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel. In addition, the sale of products manufactured in Israel may be adversely affected in certain countries by restrictive laws, policies or practices directed toward Israel or companies having operations in Israel.

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

Our subsidiary, Ormat Systems, has received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959, with respect to two of its investment programs. As a Benefited Enterprise, our subsidiary was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to a reduced Israeli income tax rate not exceeding 25% for an additional five years. Our subsidiary is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to a reduced Israeli income tax rate not exceeding 25% for an additional five years. These benefits are subject to certain conditions, including among other things, a requirement that Ormat Systems comply with Israeli intellectual property law, that all transactions between Ormat Systems and our affiliates be at arms length and that there will be no change in control of, on a cumulative basis, more than 49% of Ormat Systems’ capital stock (including by way of a public or private offering) without the prior written approval of the Income Tax Authorities. If Ormat Systems does not comply with these conditions, in whole or in part, it would be required to refund the amount of tax benefits (as adjusted by the Israeli consumer price index and for accrued interest) and would no longer benefit from the reduced Israeli tax rate, which could have an adverse effect on our business, financial condition, future results and cash flow. If Ormat Systems distributes dividends out of revenues derived during the tax exemption period from the benefited investment program, it will be subject, in the year in which such dividend is paid, to Israeli income tax on the distributed dividend.

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

The agreements pursuant to which most of our subsidiaries have incurred debt restrict the ability of these subsidiaries to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses, debt service and replenishment or maintenance of cash reserves. In the case of some of our power plants that are owned jointly with other partners there may be certain additional restrictions on dividend distributions pursuant to our agreements with those partners. Further, if we elect to receive distributions of earnings from our foreign operations, we may incur United States taxes on account of such distributions, net of any available foreign tax credits. In all of the foreign countries where our existing power plants are located, dividend payments to us are also subject to withholding taxes. Each of the events described above may reduce or eliminate the aggregate amount of revenues we can receive from our subsidiaries.

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

Ormat Industries Ltd. holds approximately 60% of our common stock. Bronicki Investments Ltd. holds approximately 35.1% of the outstanding shares of common stock of Ormat Industries Ltd. as of February 22, 2011 (35.1% on a fully diluted basis). Bronicki Investments Ltd. is a privately held Israeli company and is controlled by Lucien and Dita Bronicki. Because of these holdings, our parent company will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and they will have significant control over our management and policies. The directors elected by these stockholders will be able to significantly influence decisions affecting our capital structure. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest. For example, our controlling stockholders will be able to control the sale or other disposition of our product business to another entity or the transfer of such business outside of the State of Israel, as such action requires the affirmative vote of at least 75% of our outstanding shares.

The price of our common stock may fluctuate substantially and your investment may decline in value.

The market price of our common stock may be highly volatile and may fluctuate substantially due to many factors, including:

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

As of the date of this report, our parent, Ormat Industries Ltd., holds approximately 60% of our outstanding common stock and some of our directors, officers and employees also hold shares of our outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline. On November 10, 2004, we entered into a registration rights agreement with Ormat Industries whereby Ormat Industries may require us to register our common stock held by it or its directors, officers and employees with the SEC or to include our common stock held by it or its directors, officers and employees in an offering and sale by us.

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

There were no material developments in any legal proceedings to which the Company is a party during the fiscal year 2010, other than as described below.

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Exchange Act. One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. All three complaints allege claims on behalf of a putative class of purchasers of Company stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010.

These three lawsuits were consolidated by the Court in an order issued on June 3, 2010 and the Court appointed three of the Company’s stockholders to serve as lead plaintiffs. Lead plaintiffs filed a consolidated amended class action complaint (CAC) on July 9, 2010 that asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of Company stock between May 7, 2008 and February 24, 2010. The CAC alleges that certain of the Company’s public statements were false and misleading for failing to account properly for the Company’s exploration and development costs based on the Company’s announcement on February 24, 2010 that it was going to restate its financial results to change its method of accounting for exploration and development costs in certain respects. The CAC also alleges that certain of the Company’s statements concerning the North Brawley project were false and misleading. The CAC seeks compensatory damages, expenses, and such further relief as the Court may deem proper. The Company cannot make an estimate of the possible loss or range of loss.

Defendants filed a motion to dismiss the CAC on August 13, 2010 which remains pending.

The Company does not believe that these lawsuits have merit and is defending the actions vigorously.

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

The two stockholder derivative cases filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe were consolidated by the Court in an order dated May 27, 2010 and the plaintiffs filed a consolidated derivative complaint on September 7, 2010. In accordance with a stipulation between the parties, defendants filed a motion to dismiss on November 16, 2010 which remains pending. The Company cannot make an estimate of the possible loss or range of loss on the state derivative cases.

The two federal derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010. Plaintiffs filed a consolidated derivative complaint on October 28, 2010 and in accordance with a stipulation by the parties, defendants filed a motion to dismiss on December 13, 2010 which remains pending. The Company cannot make an estimate of the possible loss or range of loss on the federal derivative cases.

The Company believes the allegations in these purported derivative actions are also without merit and is defending the actions vigorously.

Other

In addition, from time to time, we are named as a party to various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, we accrue reserves in accordance with U.S. GAAP. We do not believe that any of these proceedings, individually or in the aggregate, would materially and adversely affect our business, financial condition, future results and cash flows.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ORA”. Public trading of our stock commenced on November 11, 2004. Prior to that, there was no public market for our stock. As of February 22, 2011, there were 17 record holders of the Company’s common stock. On February 22, 2011, our stock’s closing price as reported on the NYSE was $27.95 per share.

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

We have declared the following dividends over the past two years:

	Dividend
Date Declared	Amount per Share	Record Date	Payment Date

February 24, 2009	$0.07	March 16, 2009	March 26, 2009
May 8, 2009	$0.06	May 20, 2009	May 27, 2009
August 5, 2009	$0.06	August 18, 2009	August 27, 2009
November 4, 2009	$0.06	November 18, 2009	December 1, 2009
February 23, 2010	$0.12	March 16, 2010	March 25, 2010
May 5, 2010	$0.05	May 18, 2010	May 25, 2010
August 4, 2010	$0.05	August 17, 2010	August 26, 2010
November 2, 2010	$0.05	November 17, 2010	November 30, 2010
February 22, 2011	$0.05	March 15, 2011	March 24, 2011

High/Low Stock Prices:

Ormat Technologies, Inc. (ORA) — High and Low Prices for the years ended December 31, 2009 and 2010, and from January 1, 2011 until February 22, 2011:

									January 1
	First	Second	Third	Fourth	First	Second	Third	Fourth	to
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	February, 22
	2009	2009	2009	2009	2010	2010	2010	2010	2011

High	$35.88	$41.77	$42.68	$44.13	$38.00	$32.35	$29.45	$30.08	$31.18
Low:	$22.84	$26.85	$33.99	$35.70	$27.68	$26.55	$26.13	$26.8	$27.95

Stock Performance Graph:

The following performance graph represents the cumulative total shareholder return for the period November 11, 2004 (the date upon which trading of the Company’s common stock commenced) through December 31, 2010 for our common stock, compared to the Standard and Poor’s Composite 500 Index, and two peer groups.

Comparison of Cumulative Returns for the Period November 11, 2004 through December 31, 2010

	11/11/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Ormat Technologies Inc.	$100	$109	$174	$245	$367	$212	$252	$197
Standard & Poor’s Composite 500 Index	$100	$108	$111	$126	$131	$80	$99	$112
IPP Peers*	$100	$119	$110	$167	$163	$131	$187	$218
Renewable Peers*	$100	$126	$202	$170	$327	$102	$101	$77

*	IPP Peers are The AES Corporation, NRG Energy Inc., Calpine Corporation and International Power PLC. Renewable Energy (Renewable) Peers are Acciona S.A., Evergreen Solar Inc., Energy Conversion Devices Inc., NGP., Raser Technologies Inc. and U.S. Geothermal Inc.

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

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2010, 2009 and 2008 and as of December 31, 2010 and 2009 from our audited consolidated financial statements set forth in Part II Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2007 and 2006, and as of December 31, 2008, 2007 and 2006 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements set forth in Item 8 of this annual report.

	Year Ended December 31,
	2010	2009(1)	2008(1)	2007	2006
	(In thousands, except per share data)

Statements of Operations Data:
Revenues:
Electricity	$291,820	$252,621	$251,373	$215,969	$195,483
Product	81,410	159,389	92,577	79,950	73,454

Total revenues	373,230	412,010	343,950	295,919	268,937

Cost of revenues:
Electricity	242,326	179,101	169,297	148,698	124,356
Product	53,277	112,450	72,755	68,036	51,215

Total cost revenues	295,603	291,551	242,052	216,734	175,571

Gross margin:	77,627	120,459	101,898	79,185	93,366
Operating expenses:
Research and development expenses	10,120	10,502	4,595	3,663	2,983
Selling and marketing expenses	13,447	14,584	10,885	10,645	10,361
General and administrative expenses	27,442	26,412	25,938	21,416	18,094
Write-off of unsuccessful exploration activities	3,050	2,367	9,828	—	—

Operating income	23,568	66,594	50,652	43,461	61,928
Other income (expense):
Interest income	343	639	3,118	6,565	6,560
Interest expense, net	(40,473)	(16,241)	(14,945)	(29,745)	(30,961)
Foreign currency translation and transaction gains (losses)	1,557	(1,695)	(4,421)	(1,339)	(704)
Impairment of auction rate securities	(137)	(279)	(4,195)	(2,020)	—
Income attributable to sale of tax benefits	8,729	15,515	18,118	6,488	—
Gain on acquisition of controlling interest	36,928	—	—	—	—
Gain from extinguishment of liability	—	13,348	—	—	—
Other non-operating income	267	479	771	890	694

Income before income taxes and equity in income of investees	30,782	78,360	49,098	24,300	37,517
Income tax benefit (provision)	1,098	(15,430)	(5,310)	(1,822)	(6,403)
Equity in income of investees, net	998	2,136	1,725	4,742	4,146

Income from continuing operations	32,878	65,066	45,513	27,220	35,260
Discontinued operations:
Income (loss) from discontinued operations, net of related tax	14	3,487	(2,221)	—	—
Gain on sale of a subsidiary in New Zealand, net of related tax	4,336	—	—	—	—

Net income	37,228	68,553	43,292	27,220	35,260
Net loss (income) attributable to noncontrolling interest	90	298	316	156	(813)

Net income attributable to the Company’s stockholders	$37,318	$68,851	$43,608	$27,376	$34,447

	Year Ended December 31,
	2010	2009(1)	2008(1)	2007	2006
		(In thousands, except per share data)

Earnings per share attributable to the Company’s stockholders:
Basic:
Income from continuing operations	$0.72	$1.44	$1.04	$0.71	$1.00
Discontinued operations	0.10	0.08	(0.05)	—	—

Net income	$0.82	$1.52	$0.99	$0.71	$1.00

Diluted:
Income from continuing operations	$0.72	$1.43	$1.03	$0.70	$0.99
Discontinued operations	0.10	0.08	(0.05)	—	—

Net income	$0.82	$1.51	$0.98	$0.70	$0.99

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,431	45,391	44,182	38,762	34,593

Diluted	45,452	45,533	44,298	38,880	34,707

Cash dividend per share declared during the year	$0.27	$0.25	$0.20	$0.22	$0.15

Balance Sheet Data (at end of year):
Cash and cash equivalents	$82,815	$46,307	$34,393	$47,227	$20,254
Working capital	66,932	55,652	3,296	22,337	34,429
Property, plant and equipment, net (including construction-in-process)	1,696,101	1,517,288	1,334,859	977,400	793,164
Total assets	2,043,328	1,864,193	1,630,976	1,277,368	1,160,102
Long-term debt (including current portion)	789,669	624,442	386,635	322,472	372,009
Notes payable to Parent (including current portion)	—	9,600	26,200	57,847	140,153
Equity	945,227	911,695	847,235	627,836	440,925

(1)	In January 2010, we sold our interest in our New Zealand subsidiary, GDL. As a result of such sale, the operations of GDL have been included in discontinued operations in the years ended December 31, 2009 and 2008.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Product Segment. In our Electricity Segment, we develop, build, own, and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate. We have recently decided to expand our activities in the Electricity Segment to include the ownership and operation of power plants that produce electricity generated by Solar PV systems that we do not manufacture. In our Product Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units, and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy power plants. Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala, Kenya, and Nicaragua, as well as REG plants in the United States. During the years ended December 31, 2010 and 2009, our consolidated power plants generated 3,762,283 MWh and 3,296,824 MWh, respectively.

For the year ended December 31, 2010, our Electricity Segment represented approximately 78.2% of our total revenues, while our Product Segment represented approximately 21.8% of our total revenues during such year. For the year ended December 31, 2009, our Electricity Segment represented approximately 61.3% of our total revenues, while our Product Segment represented approximately 38.7% of our total revenues during such year.

For the year ended December 31, 2010, our total revenues decreased by 9.4% (from $412.0 million to $373.2 million) over the previous year. Revenues from the Electricity Segment increased by 15.5%, while revenues from the Product Segment decreased by 48.9%.

For the year ended December 31, 2010, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $291.8 million, compared to $252.6 million for the year ended December 31, 2009. In addition, revenues from our 50% ownership of the Mammoth complex in the period from January 1, 2010 to August 1, 2010 (the date we acquired the remaining 50% interest in the Mammoth complex) and in the year ended December 31, 2009 were $5.7 million and $9.9 million, respectively. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. We believe that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate. Our investment in the Mammoth complex prior to our acquisition of the remaining 50% interest was accounted for in our consolidated financial statements under the equity method, and the revenues were not included in our consolidated revenues for the period from January 1, 2010 to August 1, 2010 nor for the year ended December 31, 2009.

For the year ended December 31, 2010, revenues attributable to our Product Segment were $81.4 million, compared to $159.4 million during the year ended December 31, 2009, a decrease of 48.9%. As discussed below and in our previous quarterly reports, this decrease is attributable to the decline in our Product Segment customer orders. We expect a similar level of revenues from our Product Segment in 2011.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term PPAs. The price for electricity under all but one of our PPAs is effectively a fixed price at least through April 2012. The exception is the 25 MW PPA of the Puna power plant. It has a monthly variable energy rate based on the local utility’s avoided costs, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the year ended December 31, 2010, approximately 86.2% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under the heading “Seasonality”. Revenues attributable to our Product Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. Substantially all of our current revenues from the sale of electricity are derived from fully-contracted payments under long-term PPAs. We also intend to continue to pursue growth in our recovered energy business and in the solar sector.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	Our primary focus continues to be the implementation of our organic growth through exploration, development, construction of new projects and enhancements of existing power plants. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We routinely look at acquisition opportunities.

•	In the United States, we expect to continue to benefit from the increasing demand for renewable energy. Thirty-six states and the District of Colombia, including California, Nevada and Hawaii (where we have been most active in geothermal development and in which all of our U.S. geothermal power plants are located) have RPS, renewable portfolio goals or other similar laws. These laws require that an increasing percentage of the electricity supplied by electric utility companies operating in such states be derived from renewable energy resources until certain pre-established goals are met. We expect that the additional demand for renewable energy from utilities in such states will outpace a possible reduction in general demand for energy due to the economic slowdown and will continue to create opportunities for us to expand existing power plants and build new power plants.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us going forward. In January 2011, the first phase of the EPA’s “Tailoring Rule” took effect in almost all of the states, with the notable exception of the state of Texas. The Tailoring Rule sets thresholds for when permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs apply to certain major sources of greenhouse gas emissions. Federal legislation or additional federal regulations addressing climate change are possible. Several states and regions are already addressing climate change. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. In 2008, the California Air Resources Board approved a Scoping Plan to carry out regulations implementing AB 32. In December 2010, the California Air Resources Board endorsed cap-and-trade regulation to reduce California’s greenhouse gas emissions under AB 32. The cap-and-trade regulation sets a statewide limit on emissions from sources responsible for emitting 80 percent of California’s greenhouse gases and according to the California Air Resources Board, will help establish a price signal needed to drive long-term investment in cleaner fuels and more efficient use of energy. In September of 2006, California also passed Senate Bill 1368, which prohibits the state’s utilities from entering into long-term financial commitments for base-load generation with power plants that fail to meet a CO2 emission performance standard established by the California Energy Commission and the California Public Utilities Commission. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires a reduction in greenhouse gases to: (i) 2000 levels by 2010; (ii) 1990 levels by 2020; and (iii) 80% of 1990 levels by 2050. In addition to California, twenty-two other states have set greenhouse gas emissions targets or goals (Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord, are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September 2008, the first-in-the-nation auction of CO2 allowances was held under the RGGI, a regional cap-and-trade system, which includes ten Northeast and Mid-Atlantic States. Under RGGI, the ten participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10% at a rate of 2.5% each year between 2015 and 2018. In addition, twenty-nine states and the District of Columbia have all adopted RPS and seven other states have adopted renewable portfolio goals. In California, Governor Arnold Schwarzenegger signed an Executive Order on September 15, 2009, requiring most retail sellers of electricity to derive at least 33% of retail sales from eligible renewable resources by 2020. On September 23, 2010, the California Air Resources Board adopted unanimously the 33% renewable electricity standard.

•	Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect competition from the wind and solar power generation industry to continue. The current demand for renewable energy is large enough that this increased competition has not materially impacted our ability to obtain new PPAs. However, the increase in competition and the amount of renewable energy under contract may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that baseload electricity, such as geothermal-based energy, will continue to be a leading source of renewable energy in areas with commercially viable geothermal resource.

•	We expect increased competition from binary power plant equipment suppliers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, which is in excess of 90%, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition also may lead to a reduction in prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

•	Our PPA for 25 MW in the Puna power plant has a monthly variable energy rate based on the local utility’s avoided costs, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA and any other variable energy rate in PPAs that we may enter into in the future.

•	While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new PPAs and new leases, increased competition in the power generation industry may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs

•	The viability of a geothermal resource depends on various factors such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our growth expectations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our PPAs as a result of any decrease in availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Those risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance for most of our foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The Energy Policy Act of 2005 authorizes FERC to revise PURPA so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this change in law to affect our U.S. power plants significantly, as all except one of our current contracts (our Steamboat 1 power plant, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. FERC issued a final rule that makes it easier to eliminate the utilities’ purchase obligation in four regions of the country. None of those regions includes a state in which our current power plants operate. However, FERC has the authority under the Energy Policy Act of 2005 to act, on a case-by-case basis, to eliminate the mandatory purchase obligation in other regions. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

•	The Global Settlement, once it becomes effective, will affect all of our PPAs with Southern California Edison, which accounted for approximately 29.1%, 21.1% and 27.7% of our revenues during 2010, 2009 and 2008, respectively. Under the Global Settlement, we have basically two choices available to us:

•	We can do nothing, in which case our existing PPAs will automatically convert to SRAC pricing beginning in May 2012.

•	We can amend our existing PPAs, which must be done within 180 days of the effectiveness of the Global Settlement, to incorporate one of the pricing options provided by the terms of the Global Settlement. If we make this choice, our existing PPAs will reflect the selected pricing option until December 2014 and thereafter convert to SRAC.

We plan to amend our existing PPAs, and are still evaluating which of the pricing options to select, which may vary from one PPA to another. We anticipate this may expose our revenues from these PPAs to greater fluctuations and may adversely affect our revenues under these PPAs. Because of the uncertainties inherent in pricing based on one or more future market-based prices for energy, heat rates and avoided costs, such as future natural gas prices, it is not possible at this time to reliably estimate the potential impact on our revenues from these PPAs.

•	In January 2011, the CPUC approved a program that allows investor-owned utilities to purchase tradeable renewable energy credits (TRECs) for purposes of compliance with the utility’s RPS obligations. A TREC is the environmental attribute of generated energy, and can be purchased and sold separately from the underlying energy itself. Under the CPUC decision, a utility can meet up to 25% of its annual RPS obligation with TRECs. TRECs can only be acquired from projects in the Western Electric Coordinating Council (WECC) region that are not directly connected to a California balancing authority. In addition, there is a cap on utility payments of $50 per MWH for each TREC. The CPUC has indicated that the percentage limits on TRECs, the cap on TREC pricing, and the limitations to eligibility in the TREC definition will be revisited in the future. Although we cannot predict at this time whether the new TREC program will have a significant impact on our operations or revenues, it may facilitate additional options when negotiating power purchase agreements and in selling electricity from our projects.

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

The prices paid for electricity pursuant to the PPA of the Puna power plant for 25 MW are impacted by the price of oil. Accordingly, our revenues for that power plant, which accounted for 8.6% and 6.3% of our total revenues for the years ended December 31, 2010 and 2009, respectively, may be volatile.

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

The following table sets forth a breakdown of our revenues for the years indicated:

				% of Revenues for Period
	Revenues in Thousands			Indicated
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008

Revenues
Electricity	$291,820	$252,621	$251,373	78.2%	61.3%	73.1%
Product	81,410	159,389	92,577	21.8	38.7	26.9

Total	$373,230	$412,010	$343,950	100.0%	100.0%	100.0%

Geographical breakdown of revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity Segment and Product Segment for the years indicated:

				% of Revenues for Period
	Revenues in Thousands			Indicated
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008

Electricity Segment:
United States	$220,107	$182,219	$206,795	75.4%	72.1%	82.3%
Foreign	71,713	70,402	44,578	24.6	27.9	17.7

Total	$291,820	$252,621	$251,373	100.0%	100.0%	100.0%

Product Segment:
United States	$10,177	$63,735	$41,863	12.5%	40.0%	45.2%
Foreign	71,233	95,654	50,714	87.5	60.0	54.8

Total	$81,410	$159,389	$92,577	100.0%	100.0%	100.0%

Seasonality

The prices paid for the electricity generated by our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices paid for electricity under the PPAs with Southern California Edison, for the Heber 1 and 2 plants, the Mammoth complex, the Ormesa complex, and the North Brawley plant are higher in the months of June through September. As a result, we receive, and will receive in the future, higher revenues during such months. The prices paid for electricity pursuant to the PPAs of our power plants in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our revenues are generally higher in the summer than in the winter.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants include operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, and insurance. In our California power plants our principal cost of revenues also include transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the year ended December 31, 2010, royalties constituted 3.6% of the Electricity Segment revenues, compared to approximately 3.3% in the year ended December 31, 2009.

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

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2010 increased to $82.8 million from $46.3 million as of December 31, 2009. This increase is principally due to: (i) the issuance of an aggregate principal amount of $142.0 million of Senior Unsecured Bonds on August 3, 2010; (ii) receipt of $108.3 million received in September 2010 for Specified Energy Property in Lieu of Tax Credits relating to our North Brawley geothermal power plant under Section 1603 of the ARRA; (iii) $101.4 million derived from operating activities during the year ended December 31, 2010; (iv) a net increase of $55.5 million in amounts drawn under revolving credit lines with commercial banks; (v) proceeds in the amount of $20.0 million from long-term loan agreements with a group of institutional investors; (vi) $19.6 million received from the sale of GDL; and (vii) a net increase of $17.7 million in restricted cash and cash equivalents. The increase in our cash resources was partially offset by: (i) our use of $283.3 million of cash resources to fund capital expenditures; (ii) net payment of $64.5 million for the acquisition of the remaining 50% interest in Mammoth Pacific ($72.5 million purchase price less $8.0 million available cash in such subsidiary at the acquisition date); and (iii) $61.8 million to repay long-term debt to our parent and to third parties. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of December 31, 2010 was $402.5 million, as described below in the section entitled “Liquidity and Capital Resources”, of which we utilized $253.4 million (including $63.9 million of letters of credit) as of December 31, 2010.

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

In most cases, we obtain the right to conduct our geothermal development and operations on land owned by the BLM, various states or with private parties. In consideration for certain of these leases, we may pay an up-front non-refundable bonus payment which is a component of the competitive lease process. The up-front non-refundable bonus payments and other related costs, such as legal fees, are capitalized and included in construction-in-process. Once we acquire land rights to the potential geothermal resource, we perform additional activities to assess the commercial viability of the resource. Such activities include among others conducting surveys and other analyses, obtaining drilling permits, creating access roads to drilling sites, and exploratory drilling which may include temperature gradient holes and/or slim holes. Such costs are capitalized and included in construction-in-process. Once our exploration activities are complete, we finalize our assessment as to the commercial viability of the geothermal resource and either proceed to the construction phase for a power plant or abandon the site. If we decide to abandon a site, all previously capitalized costs associated with the exploration project are written off.

Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we would have to write-off costs associated with the project that were previously capitalized. During the years ended December 31, 2010, 2009 and, 2008, we determined that the geothermal resource at four of our exploration projects would not support commercial operations and abandoned the sites. As a result of this determination, we expensed $3,050,000, $2,367,000, and $9,828,000 of capitalized costs during the years ended December 31, 2010, 2009, and 2008, respectively. Due to the uncertainties inherent in geothermal exploration, these historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $54,697,000 and $33,617,000 at December 31, 2010 and 2009, respectively. Of this amount, $33,600,000 and $15,867,000 relates to up-front bonus payments at December 31, 2010 and 2009, respectively.

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

We test our operating plants that are operated together as a complex for impairment at the complex level because the cash flows of such plants result from significant shared operating activities. For example, the operating power plants in a complex are managed under a combined operation management generally with one central control room that controls all of the power plants in a complex and one maintenance group that services all of the power plants in a complex. As a result, the cash flows from individual plants within a complex are not largely independent of the cash flows of other plants within the complex. We test for impairment our operating plants which are not operated as a complex, as well as our projects under exploration, development or construction that are not part of an existing complex, at the plant or project level. To the extent an operating plant becomes part of a complex in the future, we will test for impairment at the complex level.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. The significant assumptions that we use in estimating our undiscounted future cash flows include: (i) projected generating capacity of the power plant and rates to be received under the respective PPA; and (ii) projected operating expenses of the relevant power plant. Estimates of future cash flows used to test recoverability of a long-lived asset under development also include cash flows associated with all future expenditures necessary to develop the asset. If future cash flows are less than the assumptions we used in such estimates, we may incur impairment losses in the future that could be material to our financial condition and/or results of operations.

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

The North Brawley power plant (North Brawley), which is under development, was tested for impairment in the current year due to the low output and higher than expected operating costs. Based on these indicators, we tested North Brawley for recoverability by estimating its future cash flows taking into consideration the various outcomes from different generating capacities, rates to be received under the PPA through the end of its term and expected market rates thereafter, possible penalties for underperformance during periods when the plant is expected to operate below the stated capacity in the PPA, projected capital expenditures to complete development of the plant and projected operating expenses over the life of the plant. We applied a probability-weighted approach and considered alternative courses of action.

Using a probability-weighted approach, the estimated undiscounted cash flows exceed the carrying value of the plant ($245 million as of December 31, 2010) by approximately $46 million and therefore, no impairment occurred. Estimated undiscounted cash flow are subject to significant uncertainties. If actual cash flows differ from our current estimates due to factors that include, among others, if the plant’s generating capacity is less than approximately 45 MW, or if the capital expenditures required to complete development of the plant and/or future operating costs exceed the level of our current projections, a material impairment write-down may be required in the future.

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

•	Accounting for Income Taxes. Significant estimates are required to arrive at our consolidated income tax provision and other tax balances. This process requires us to estimate our actual current tax exposure and to make an assessment of temporary differences resulting from differing treatments of items for tax and accounting purposes. Such differences result in deferred tax assets and liabilities which are included in our consolidated balance sheets. For those jurisdictions where the projected operating results indicate that realization of our net deferred tax assets is not, more likely than not, and therefore a valuation allowance is recorded.

In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates, and future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets as of December 31, 2010, net of an immaterial valuation allowance related to state income taxes, will be realized. In the event we were to determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to income in the period in which that determination is made or when tax law changes are enacted.

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

New Accounting Pronouncements

On January 1, 2010, we adopted the amended consolidation guidance for variable interest entities. As to the impact of the adoption of this amendment on the consolidated financial statements and the additional disclosure in such consolidated financial statements, see Note 6 to our consolidated financial statements set forth in Item 8 of this annual report.

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

	Year Ended December 31,
	2010	2009(1)	2008(1)
	(In thousands, except per share data)

Statements of Operations Historical Data:
Revenues:
Electricity	$291,820	$252,621	$251,373
Product	81,410	159,389	92,577

	373,230	412,010	343,950

Cost of revenues:
Electricity	242,326	179,101	169,297
Product	53,277	112,450	72,755

	295,603	291,551	242,052

Gross margin:
Electricity	49,494	73,520	82,076
Product	28,133	46,939	19,822

	77,627	120,459	101,898
Operating expenses:
Research and development expenses	10,120	10,502	4,595
Selling and marketing expenses	13,447	14,584	10,885
General and administrative expenses	27,442	26,412	25,938
Write-off of unsuccessful exploration activities	3,050	2,367	9,828

Operating income	23,568	66,594	50,652
Other income (expense):
Interest income	343	639	3,118
Interest expense, net	(40,473)	(16,241)	(14,945)
Foreign currency translation and transaction gains (losses)	1,557	(1,695)	(4,421)
Impairment of auction rate securities	(137)	(279)	(4,195)
Income attributable to sale of tax benefits	8,729	15,515	18,118
Gain on acquisition of controlling interest	36,928	—	—
Gain from extinguishment of liability	—	13,348	—
Other non-operating income, net	267	479	771

Income from continuing operations, before income taxes and equity in income of investees	30,782	78,360	49,098
Income tax benefit (provision)	1,098	(15,430)	(5,310)
Equity in income of investees, net	998	2,136	1,725

Income from continuing operations	32,878	65,066	45,513
Discontinued operations:
Income (loss) from discontinued operations, net of related tax	14	3,487	(2,221)
Gain on sale of of a subsidiary in New Zealand, net of related tax	4,336	—	—

Net income	37,228	68,553	43,292
Net loss attributable to noncontrolling interest	90	298	316

Net income attributable to the Company’s stockholders	$37,318	$68,851	$43,608

Earnings per share attributable to the Company’s stockholders:
Basic:
Income from continuing operations	$0.72	$1.44	$1.04
Discontinued operations	0.10	0.08	(0.05)

Net income	$0.82	$1.52	$0.99

Diluted:
Income from continuing operations	$0.72	$1.43	$1.03
Discontinued operations	0.10	0.08	(0.05)

Net income	$0.82	$1.51	$0.98

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,431	45,391	44,182

Diluted	45,452	45,533	44,298

	Year Ended December 31,
	2010	2009(1)	2008(1)

Statements of Operations Percentage Data:
Revenues:
Electricity	78.2%	61.3%	73.1%
Product	21.8	38.7	26.9

	100.0	100.0	100.0

Cost of revenues:
Electricity	83.0	70.9	67.3
Product	65.4	70.6	78.6

	79.2	70.8	70.4

Gross margin:
Electricity	17.0	29.1	32.7
Product	34.6	29.4	21.4

	20.8	29.2	29.6
Operating expenses:
Research and development expenses	2.7	2.5	1.3
Selling and marketing expenses	3.6	3.5	3.2
General and administrative expenses	7.4	6.4	7.5
Write-off of unsuccessful exploration activities	0.8	0.6	2.9

Operating income	6.3	16.2	14.7
Other income (expense):
Interest income	0.1	0.2	0.9
Interest expense, net	(10.8)	(3.9)	(4.3)
Foreign currency translation and transaction gains (losses)	0.4	(0.4)	(1.3)
Impairment of auction rate securities	(0.0)	(0.1)	(1.2)
Income attributable to sale of tax benefits	2.3	3.8	5.3
Gain on acquisition of controlling interest	9.9	0.0	0.0
Gain from extinguishment of liability	0.0	3.2	0.0
Other non-operating income, net	0.1	0.1	0.2

Income from continuing operations, before income taxes and equity in income of investees	8.2	19.0	14.3
Income tax benefit (provision)	0.3	(3.7)	(1.5)
Equity in income of investees, net	0.3	0.5	0.5

Income from continuing operations	8.8	15.8	13.2
Discontinued operations:
Income (loss) from discontinued operations, net of related tax	0.0	0.8	(0.6)
Gain on sale of of a subsidiary in New Zealand, net of related tax	1.2	0.0	0.0

Net income	10.0	16.6	12.6
Net loss attributable to noncontrolling interest	0.0	0.1	0.1

Net income attributable to the Company’s stockholders	10.0%	16.7%	12.7%

(1)	In January 2010, we sold our interest in our New Zealand subsidiary, GDL. As a result of such sale, the operations of GDL have been included in discontinued operations in the years ended December 31, 2009 and 2008.

Comparison of the Year Ended December 31, 2010 and the Year Ended December 31, 2009

Total Revenues

Total revenues for the year ended December 31, 2010 were $373.2 million, compared to $412.0 million for the year ended December 31, 2009, which represented a 9.4% decrease in total revenues. This decrease is attributable to our Product Segment whose revenues decreased by 48.9% from the same period in 2009 (for the reasons discussed below). Revenues in our Electricity Segment increased by 15.5% from the same period in 2009.

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2010 were $291.8 million, compared to $252.6 million for the year ended December 31, 2009, which represented a 15.5% increase in such revenues. The increase is primarily a result of increased electricity generation at most of our power plants from 3,296,824 MWh in the year ended December 31, 2009 to 3,762,283 MWh in the year ended December 31, 2010, an increase of 14.1%. The most significant contributors to the increase in our electricity revenues were: (i) an increase in the generation of the Puna power plant following repair work that was completed in the second quarter of 2010; (ii) the placement in service of our North Brawley power plant in January 2010, with revenues of $15.0 million in the year ended December 31, 2010; and (iii) the consolidation of the Mammoth complex effective August 2, 2010, with revenues of $7.6 million in the period from August 2, 2010 to December 31, 2010, resulting from the acquisition of the remaining 50% interest in Mammoth Pacific. The increase in our Electricity Segment revenues is also attributable to a slight increase in the average revenue rate of our electricity portfolio from $77 per MWh in the year ended December 31, 2009 to $78 per MWh in the year ended December 31, 2010.

Product Segment

Revenues attributable to our Product Segment for the year ended December 31, 2010 were $81.4 million, compared to $159.4 million for the year ended December 31, 2009, which represented a 48.9% decrease in such revenues. This decrease in our product revenue is a result of reduced Product Segment customer orders for the year ended December 31, 2010. We expect a similar level of revenues from our Product Segment in 2011.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2010 was $295.6 million, compared to $291.6 million for the year ended December 31, 2009, which represented a 1.4% increase in total cost of revenues. This increase is attributable to an increase in our Electricity Segment cost of revenues, which was offset by a decrease in our Product Segment cost of revenues, as discussed below. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2010 was 79.2%, compared to 70.8% for the year ended December 31, 2009. This increase is mainly attributable to high costs in our North Brawley power plant, as described below, as well as the lower volume of Product Segment revenues.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2010 was $242.3 million, which include $39.6 million (including depreciation) related to our North Brawley power plant, compared to $179.1 million for the year ended December 31, 2009, which represented a 35.3% increase in total cost of revenues for such segment. The increase over the same period last year is mainly attributable to our North Brawley power plant which was placed in service in January 2010. We have incurred high costs (including depreciation) associated with operating and maintaining this power plant, which has a design capacity of 50 MW but is currently operating at a reduced capacity. The higher costs in the North Brawley power plant increased the cost per MWh for the year ended December 31, 2010, compared to the year ended December 31, 2009. Further details on the operational issues at the North Brawley power plant are discussed in Item 1 — “Business” under the heading “Description of Our Power Plants” of this annual report. We expect to have high operation expenses at the North Brawley power plant for at least the next few quarters. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2010 was 83.0%, compared to 70.9% for the year ended December 31, 2009.

Product Segment

Total cost of revenues attributable to our Product Segment for the year ended December 31, 2010 was $53.3 million, compared to $112.5 million for the year ended December 31, 2009, which represented a 52.6% decrease in total cost of revenues related to such segment. This decrease is attributable to the decrease in product revenues, as described above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the year ended December 31, 2010 decreased from 70.6% for the year ended December 31, 2009 to 65.4% for the year ended December 31, 2010. This percentage decrease is attributable to the removal of a contingency relating to a project that was substantially completed in the second quarter of 2010.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2010 were $10.1 million, compared to $10.5 million for the year ended December 31, 2009, which represented a 3.6% decrease. Our research and development activities during the year ended December 31, 2010 included primarily: (i) an experimental REG plant specifically designed to use the residual energy from the vaporization process at LNG regasification terminals, including developing and building a unit at a customer’s premises in Spain. (ii) continued development of enhanced geothermal systems (EGS); and (iii) development of a solar thermal system for the production of electricity. Construction of the experimental REG plant commenced in the third quarter of 2010 and is expected to be completed in the first half of 2011. If the development of the unit is not successful we will have to remove the unit from the customer’s site. If the unit operates successfully and passes acceptance tests, we will be paid by the customer an amount of approximately $15.0 million which will be recognized as revenue upon acceptance by the customer. The research and development expenses are net of grants from the DOE in the amount of $0.9 million and $1.3 million for the years ended December 31, 2010 and 2009, respectively, with respect to the EGS project. We expect research and development expenses to decrease further in 2011 as a result of the completion of the experimental REG plant project.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2010 were $13.4 million, compared to $14.6 million for the year ended December 31, 2009, which represented an 7.8% decrease. The decrease was due primarily to the decrease in Product Segment revenues. Selling and marketing expenses for the year ended December 31, 2010 constituted 3.6% of total revenues for such period, compared to 3.5% for the year ended December 31, 2009.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2010 were $27.4 million, compared to $26.4 million for the year ended December 31, 2009, which represented a 3.9% increase. General and administrative expenses for the year ended December 31, 2010 constituted 7.4% of total revenues for such year, compared to 6.4% for the year ended December 31, 2009.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the year ended December 31, 2010 was $3.1 million, compared to $2.4 million for the year ended December 31, 2009. Write-off of unsuccessful exploration activities for the year ended December 31, 2010 relates to the Gabbs Valley exploration project in Nevada, which we determined in the second quarter of 2010 would not support commercial operations. Write-off of unsuccessful exploration activities for the year ended December 31, 2009 relates to the Rock Hills exploration project in Nevada, which we determined in the third quarter of 2009 would not support commercial operations.

Operating Income

Operating income for the year ended December 31, 2010 was $23.6 million, compared to $66.6 million for the year ended December 31, 2009. Such decrease of $43.0 million in operating income was principally attributable to a decrease in the total gross margin due to the decrease in Product Segment revenues and the increase in Electricity

Segment cost of revenues. Operating income attributable to our Electricity Segment for the year ended December 31, 2010 was $12.8 million, compared to $45.3 million for the year ended December 31, 2009, mainly due to the increase in electricity cost of revenues, as explained above. Operating income attributable to our Product Segment for the year ended December 31, 2010 was $10.8 million, compared to $21.3 million for the year ended December 31, 2009, mainly due to the decrease in product revenues, as explained above.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2010 was $40.5 million, compared to $16.2 million for the year ended December 31, 2009, which represented a 149.2% increase. The $24.2 million increase is primarily due to: (i) a decrease of $17.9 million in interest capitalized to projects as a result of decreased aggregate investment in projects under construction; (ii) an increase in interest expenses related to our long-term project finance loans of the Olkaria III and Amatitlan power plants; (iii) borrowings under our revolving credit lines with banks; (iv) loan agreements with institutional investors and a commercial bank; and (v) issuance of Senior Unsecured Bonds on August 3, 2010, as discussed below. The increase was partially offset by a decrease in interest expense as a result of the acquisition of a 30% interest in the Class B membership units of OPC on October 30, 2009 by our subsidiary, Ormat Nevada, as well as principal repayments.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the year ended December 31, 2010 were $1.6 million, compared to foreign currency translation and transaction losses of $1.7 million for the year ended December 31, 2009. The $3.3 million increase is primarily due to an increase in gains on forward foreign exchange transactions which do not qualify as hedge transactions for accounting purposes.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the year ended December 31, 2010 was $8.7 million, compared to $15.5 million for the year ended December 31, 2009. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors. The decrease is due to lower depreciation for tax purposes as a result of declining depreciation rates utilizing MACRS and to the purchase of Class B membership units of OPC from Lehman-OPC in October 2009, as described under “Gain from Extinguishment of Liability” below.

Gain on Acquisition of Controlling Interest

Gain on acquisition of controlling interest for the year ended December 31, 2010 was $36.9 million. This gain relates to the acquisition of the remaining 50% interest in Mammoth Pacific. The acquisition-date fair value of the previous 50%-equity interest was $64.9 million. In the year ended December 31, 2010, we recognized a pre-tax gain of $36.9 million ($22.4 million after tax), which is equal to the difference between the acquisition-date fair value of the initial investment in Mammoth Pacific and the acquisition-date carrying value of such investment.

Gain from Extinguishment of Liability

Gain from extinguishment of liability for the year ended December 31, 2009 was $13.3 million. On October 30, 2009, Ormat Nevada acquired Lehman-OPC’s 30% interest in the Class B membership units of OPC. The membership units were acquired from Lehman-OPC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing. As a result, the repurchase of these interests at a discount resulted in a pre-tax gain of $13.3 million ($8.2 million after tax) in the year ended December 31, 2009. In addition, an amount of approximately $1.1 million was classified in the year ended December 31, 2009 from noncontrolling interest to additional paid-in capital representing the 1.5% residual interest of Lehman-OPC’s Class B membership units.

Income Taxes

Income tax benefit for the year ended December 31, 2010 was $1.1 million, compared to income tax provision of $15.4 million for the year ended December 31, 2009. The effective tax rate for the year ended December 31, 2010 was 3.6% compared to 19.7% for the year ended December 31, 2009. The decrease in the effective tax rate primarily resulted from the higher impact of PTCs on the effective tax rate for the year ended December 31, 2010 due to our low pretax income from continuing operations.

Equity in Income of Investees

Our participation in the income generated from our investees for the year ended December 31, 2010 was $1.0 million, compared to $2.1 million for the year ended December 31, 2009. The amount is derived mainly from our 50% ownership of the Mammoth complex which was included in the Company’s consolidated financial statements effective August 2, 2010, as a result of our acquisition of the remaining 50% interest in Mammoth Pacific. For the year ended December 31, 2010, the amount represents our share in the loss of the Mammoth complex in the period from January 1, 2010 to August 1, 2010.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2010 was $32.9 million, compared to $65.1 million for the year ended December 31, 2009. Such decrease of $32.2 million in income from continuing operations was principally attributable to: (i) a $43.0 million decrease in operating income; (ii) a $24.2 million increase in interest expense, net; (iii) a $6.8 million decrease in income attributable to the sale of tax benefits; and (iv) gain from extinguishment of liability of $13.3 million in the year ended December 31, 2009. This was partially offset by: (i) a $3.3 million increase in foreign currency transaction and translation gains; (ii) gain on acquisition of controlling interest of $36.9 million in the year ended December 31, 2010; and (iii) a $16.5 million decrease in income tax provision.

Discontinued Operations

In January 2010, a former shareholder of GDL exercised a call option to purchase from us our shares in GDL for approximately $2.8 million. We did not exercise our right of first refusal, and therefore we transferred our shares in GDL to the former shareholder. As a result, we recorded an after-tax gain of $4.3 million in the year ended December 31, 2010. The operations of GDL have been included in discontinued operations for all periods prior to the sale of GDL.

Net Income

Net income for the year ended December 31, 2010 was $37.2 million, compared to $68.6 million for the year ended December 31, 2009, which represents a decrease of 31.3 million. Such decrease in net income was principally attributable to the decrease in income from continuing operations in the amount of $32.2 million, as discussed above.

Comparison of the Year Ended December 31, 2009 and the Year Ended December 31, 2008

Total Revenues

Total revenues for the year ended December 31, 2009 were $412.0 million, compared to $344.0 million for the year ended December 31, 2008, which represented a 19.8% increase in total revenues. This increase was primarily attributable to our Product Segment whose revenues increased by 72.2% from the same period in 2008 (for the reasons discussed below). Revenues in our Electricity Segment increased by 0.5% from the same period in 2008.

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2009 were $252.6 million, compared to $251.4 million for the year ended December 31, 2008, which represented a 0.5% increase in such revenues. This increase resulted from an increase in our electricity generation from 2,932,031 MWh in the year ended December 31, 2008 to 3,296,824 MWh in the year ended December 31, 2009, an increase of 12.4%. Despite the 12.4% increase in our electricity generation, our electricity revenues increased by a modest 0.5% due to the decline in the average revenue rate of our electricity portfolio from $86 per MWh in the year ended December 31, 2008 to $77 per MWh in the year ended December 31, 2009. The decrease in the average rate was mainly attributable to a decrease in the energy rates in the Puna power plant due to lower oil prices, and the expiration of the “adder”, an additional energy rate paid to us under the Heber 2 PPA at the end of July 2008. The increase in our electricity generation was attributable mainly to the 35 MW Phase II of the Olkaria III complex in Kenya, which started generating electricity in January 2009. In the United States, electricity generation increased due to: (i) the new Galena 3 power plant, which was placed in service in the second half of the first quarter of 2008; and (ii) the restored generating capacity of our Steamboat 2/3 power plant following the replacement of turbines during the second half of 2008. The increase in our electricity generation in the United States in the year ended December 31, 2009 was offset by a temporary decrease in the generating capacity of the Puna power plant due to the enhancement and repair of the geothermal wellfield, which we undertook to increase its capacity in advance of an 8 MW expansion

Product Segment

Revenues attributable to our Product Segment for the year ended December 31, 2009 were $159.4 million, compared to $92.6 million for the year ended December 31, 2008, which represented a 72.2% increase in such revenues. Most of this increase in revenues was derived from EPC contracts with third parties for the construction of three large binary geothermal projects, the Blue Mountain project in Nevada, the Centennial Binary Plant in New Zealand, and the Las Pailas project in Costa Rica.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2009 was $291.6 million, compared to $242.1 million for the year ended December 31, 2008, which represented a 20.4% increase in total cost of revenues. This increase was primarily attributable to the increase in the cost of revenues in our Product Segment, as discussed below. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2009 was 70.8% compared to 70.4% for the year ended December 31, 2008.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2009 was $179.1 million, compared to $169.3 million for the year ended December 31, 2008, which represented a 5.8% increase in total cost of revenues for such segment. The increase from the same period last year was due to: (i) increased costs (including depreciation) as a result of new and enhanced projects placed into service; (ii) an increase in certain maintenance costs in order to ensure higher availability of geothermal resource during the summer, when electricity rates paid under the relevant PPA are higher; and (iii) increased repair costs of the geothermal wellfield in Puna. This increase was partially offset by decreased royalty costs in the Puna power plant as a result of lower revenues as discussed above. The cost per MWh in the year ended December 31, 2009 decreased compared to the year ended December 31, 2008 due to our higher volume of energy generation. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2009 was 70.9%, compared to 67.3% for the year ended December 31, 2008.

Product Segment

Total cost of revenues attributable to our Product Segment for the year ended December 31, 2009 was $112.5 million, compared to $72.8 million for the year ended December 31, 2008, which represented a 54.6% increase in total cost of revenues related to such segment. This increase was attributable to the increase in our product revenues. Despite the increase in the Product Segment cost of revenues, as a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the year ended December 31, 2009 decreased from 78.6% for the year ended December 31, 2008 to 70.6%. This decrease is mainly attributable to the higher volume of revenues coupled with a more moderate than estimated increase in our costs as a result of the global decrease in commodities prices.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2009 were $10.5 million, compared to $4.6 million for the year ended December 31, 2008, which represented a 128.6% increase. Our research and development activities during the year ended December 31, 2009 included: (i) an experimental REG plant specifically designed to use the residual energy from the vaporization process at LNG regasification terminals; (ii) EGS; and (iii) development of a solar thermal system for the production of electricity. The costs related to an experimental REG plant specifically designed to use the residual energy from the vaporization process at a liquefied natural gas regasification terminal in the amount of $7.5 million relate to a research and development project that includes developing and building a unit at a customer’s premises in Spain. The research and development expenses are net of grants from the DOE in the amount of $1.3 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively, with respect to the EGS project.

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

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the year ended December 31, 2009 was $2.4 million, compared to $9.8 million for the year ended December 31, 2008. Write-off of unsuccessful exploration activities for the year ended December 31, 2009 relates to the Rock Hills exploration project in Nevada, which we determined in the third quarter of 2009 would not support commercial operations. Write-off of unsuccessful exploration activities for the year ended December 31, 2008 relates to the Buffalo Valley and Grass Valley exploration projects in Nevada, which we determined in the fourth quarter of 2008 would not support commercial operations.

Operating Income

Operating income for the year ended December 31, 2009 was $66.6 million, compared to $50.7 million for the year ended December 31, 2008. Such increase in operating income was principally attributable to an increase in revenues and gross margin of our Product Segment. Operating income attributable to our Electricity Segment for the year ended December 31, 2009 was $45.3 million, compared to $45.0 million for the year ended December 31, 2008. Operating income attributable to our Product Segment for the year ended December 31, 2009 was $21.3 million, compared to $5.7 million for the year ended December 31, 2008.

Interest Income

Interest income for the year ended December 31, 2009 was $0.6 million, compared to $3.1 million for the year ended December 31, 2008, which represented a 79.5% decrease. The decrease was primarily due to a decrease in cash and cash equivalents, marketable securities and restricted cash during the year ended December 31, 2009, as well as a decrease in interest rates payable on investments.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2009 was $16.2 million, compared to $14.9 million for the year ended December 31, 2008, which represented an 8.7% increase. The $1.3 million increase was primarily due to: (i) an increase in interest expenses related to our long-term project finance loans of the Olkaria III and Amatitlan power plants; (ii) borrowings under our revolving credit lines with banks; and (iii) loan agreements with institutional investors and a commercial bank. The increase was partially offset by an increase of $6.1 million in interest capitalized to projects primarily as a result of increased costs for projects under construction, as well as principal repayments.

Foreign Currency Translation and Transaction Losses

Foreign currency translation and transaction losses for the year ended December 31, 2009 were $1.7 million, compared to $4.4 million for the year ended December 31, 2008. The $2.7 million decrease was primarily due to a decrease in losses on forward foreign exchange transactions which do not qualify as hedge transactions for accounting purposes.

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

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the year ended December 31, 2009 was $15.5 million, compared to $18.1 million for the year ended December 31, 2008. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors. The decrease was due to lower depreciation for tax purposes as a result of declining depreciation rates utilizing MACRS and to the purchase of Class B membership units of OPC from Lehman-OPC in October 2009, as described under “Gain from Extinguishment of Liability” below.

Gain from Extinguishment of Liability

Gain from extinguishment of liability for the year ended December 31, 2009 was $13.3 million. On October 30, 2009, Ormat Nevada acquired Lehman-OPC’s 30% interest in the Class B membership units of OPC. The membership units were acquired from Lehman-OPC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing. As a result, the repurchase of these interests at a discount resulted in a pre-tax gain of $13.3 million ($8.8 million after tax) in the year ended December 31, 2009. In addition, an amount of approximately $1.1 million has been classified in the year ended December 31, 2009 from noncontrolling interest to additional paid-in capital representing the 1.5% residual interest of Lehman-OPC’s Class B membership units.

Income Taxes

Income tax provision for the year ended December 31, 2009 was $15.4 million, compared to $5.3 million for the year ended December 31, 2008. The effective tax rate for the year ended December 31, 2009 and 2008 was 19.7% and 10.8%, respectively. The increase in the effective tax rate primarily resulted from a lower impact of PTCs on the effective tax rate for the year ended December 31, 2009 due to the increase in our income before income taxes.

Equity in Income of Investees

Our participation in the income generated from our investees for the year ended December 31, 2009 was $2.1 million, compared to $1.7 million for the year ended December 31, 2008. The amount is derived mainly from our 50% ownership of the Mammoth complex.

Income from Continuing Operations

Income from continuing operations for year ended December 31, 2009 was $65.1 million, compared to $45.5 million for year ended December 31, 2008. Such increase of $19.6 million in income from continuing operations was principally attributable to: (i) an increase of $15.9 million in our operating income; (ii) a decrease of $2.7 million in foreign currency transaction and translation losses; (iii) a decrease of $3.9 million in impairment of auction rate securities; and (iv) a $13.3 million gain from extinguishment of liability. This increase was partially offset by: (i) a $10.1 million increase in income tax provision; (ii) a $2.5 million decrease in interest income; (iii) a $1.3 million increase in interest expense, net; and (iv) a $2.6 million decrease in income attributable to sale of tax benefits.

Discontinued Operations

In January 2010, a former shareholder of GDL exercised a call option to purchase from us our shares in GDL for approximately $2.8 million. We did not exercise our right of first refusal and, therefore, we transferred our shares in GDL to the former shareholder. The operations of GDL have been included in discontinued operations for all periods prior to the sale of GDL.

Net Income

Net income for the year ended December 31, 2009 was $68.6 million, compared to $43.3 million for the year ended December 31, 2008, which represents an increase of 58.4%. Such increase in net income was principally attributable to the increase in income from continuing operations in the amount of $19.6 million and to an increase of $5.7 million in income from discontinued operations, as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, the issuance of our common stock in public and private offerings, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuance by OFC and OrCal of their respective Senior Secured Notes, project financing (including the Puna lease and the OPC Transaction described below), and a cash grant we received under the ARRA in respect of the North Brawley power plant. We have utilized this cash to fund our acquisitions (including the acquisition of the remaining 50% ownership of the Mammoth complex in August 2010), to develop and construct power generation plants, and to meet our other cash and liquidity needs.

As of December 31, 2010, we have access to the following sources of funds: (i) $82.8 million in cash and cash equivalents; and (ii) $149.1 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for 2011 include approximately $467 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment, as well as $49.0 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) proceeds of approximately $108 million that we received from the issuance of additional senior unsecured notes to institutional investors in February 2011 (see below); (iv) proceeds of $24.9 million from the sale by Ormat Nevada on February 3, 2011 of all its Class B membership units of OPC that it acquired on October 30, 2009 (see below); (v) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (vi) future project financing and refinancing; and (vii) cash grants available to us under the ARRA in respect of new projects that will be placed in service before the end of 2013. Management believes that these sources will address our anticipated liquidity, capital expenditures, and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

On February 13, 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes in an offering subject to Rule 144A and Regulation S of the Securities Act, for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A projects, and the financing of the acquisition cost of the Steamboat 2/3 project. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2010, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of December 31, 2010, there were $136.3 million of OFC Senior Secured Notes outstanding.

OrCal Geothermal Senior Secured Notes — Non-Recourse

On December 8, 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes in an offering subject to Rule 144A and Regulation S of the Securities Act, for the purpose of refinancing the acquisition cost of the Heber projects. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of December 31, 2010, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of December 31, 2010, there were $95.6 million of OrCal Senior Secured Notes outstanding.

Olkaria III Loan — Non-Recourse

In March 2009, OrPower 4 closed a project financing loan of $105.0 million to refinance its investment in the 48 MW Olkaria III complex located in Kenya. We initially financed construction of Phase I and Phase II of the project, as well as the drilling of wells, with our own funds. The loan is provided by a group of European DFIs arranged by DEG. The first disbursement of $90.0 million was made on March 23, 2009, and the second disbursement of $15.0 million was made on July 10, 2009. The loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%, but we had the option to fix the interest rate upon each disbursement. We fixed the interest rate on $77.0 million of the loan at 6.90% per annum. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. Management believes that as of December 31, 2010, OrPower 4 was in compliance with the covenants under the loan. As of December 31, 2010, $88.4 million of the above loan was outstanding.

Amatitlan Loan — Non-Recourse

In May 2009, Ortitlan entered into a note purchase agreement in an aggregate principal amount of $42.0 million to refinance its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala. We initially financed the construction of the project, as well as the drilling of wells with corporate funds. The loan was provided by TCW Global Project Fund II, Ltd. The loan will mature on June 15, 2016, and is payable in 28 quarterly installments. The annual interest rate on the loan is 9.83%, but the effective cost for us is approximately 8%, due to the elimination, following the refinancing, of the political risk insurance premiums that we had been paying on our equity investment in the project. There are various restrictive covenants under the loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. Management believes that as of December 31, 2010, Ortitlan was in compliance with the covenants under the loan. As of December 31, 2010, $39.0 million of the above loan was outstanding.

Senior Loan from IFC — Non-Recourse

Orzunil has a senior loan agreement with IFC. The loan, of which $1.7 million was outstanding as of December 31, 2010, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. There are various restrictive covenants under this senior loan, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of December 31, 2010, Orzunil was in compliance with the covenants under this senior loan.

New Financing of our Projects

Financing of the North Brawley Power Plant

We refinanced a portion of the equity invested in the North Brawley power plant with the cash grant we received under the ARRA in September 2010. We expect that once we bring the power plant closer to its original design capacity, we will be able to refinance a portion of the remainder with long-term debt.

Financing for Jersey Valley, McGinness Hills and Tuscarora Projects in Nevada

Our subsidiary, Ormat Nevada, has engaged John Hancock to arrange senior secured construction and term loan facilities under a United States DOE loan guarantee program of up to $350 million for three geothermal projects currently under construction in Nevada. The three projects are the Jersey Valley, McGinness Hills, and Tuscarora geothermal projects. Construction of all three projects has already commenced with commercial operation of the first phase of each project expected between 2011 and 2013.

The availability of the credit facilities is subject to various conditions, including execution of mutually satisfactory documentation and approval of the DOE.

John Hancock and the DOE are conducting a due diligence review of the three projects. Upon the satisfactory completion of the review, John Hancock and the DOE will consider issuing a conditional commitment which may lead to a loan guarantee, although we have no assurance this will occur.

Full-Recourse Third-Party Debt

In December 2008, our subsidiary, Ormat Nevada, entered into an amendment of its credit agreement with Union Bank extending the final maturity of the facility and increasing its total amount to $37.5 million. Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

Loans and draws under the letters of credit (if any) under the credit agreement will bear interest at a floating rate based on the Eurodollar plus a margin. There are various restrictive covenants under the credit agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of December 31, 2010, letters of credit in the aggregate amount of $34.4 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with five commercial banks for an aggregate amount of $365.0 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $315.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $50.0. The credit agreements mature between May 2011 and September 2013. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Credit agreements in the amount of $165.0 million are due to expire in 2011. We are currently negotiating the extension of these credit agreements for up to three years. We anticipate that these extensions will include an increase in the annual average interest rates.

As of December 31, 2010, loans in the total amount of $189.5 million were outstanding, and letters of credit with an aggregate stated amount of $29.5 million were issued and outstanding under such credit agreements. The $189.5 million in loans are for terms of three months or less and bear interest at an annual weighted average rate of 2.03% as of December 31, 2010.

We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears annual interest of 6.5%. As of December 31, 2010, $17.2 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of December 31, 2010, $20.0 million was outstanding under this loan.

We also have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears annual interest of 5.75%. As of December 31, 2010, $20.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, and is payable in ten semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of December 31, 2010, $40.0 million was outstanding under this loan.

We have an aggregate principal amount of approximately $250.0 million of Senior Unsecured Bonds issued and outstanding. We issued approximately $142.0 million of these bonds in August 2010 and an additional $107.5 million in February 2011. Subject to early redemption, the principal of the bonds is repayable in a single bullet payment upon the final maturity of the bonds on August 1, 2017. The bonds bear interest at a fixed rate of 7% per annum, payable semi-annually. The bonds that we issued in February 2011 were issued at a premium which reflects an effective fixed interest of 6.75% per annum. We issued the bonds outside the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act.

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio, a debt to equity ratio, and a debt to adjusted EBITDA ratio. There are also certain restrictions on distribution of dividends. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

We are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or plan of operations.

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

Two commercial banks have issued such performance letters of credit in favor of our customers from time to time. As of December 31, 2010, such banks have issued on our behalf letters of credit totaling $17.1 million. These letters of credit were not issued under the credit agreements discussed under “Full-Recourse Third Party Debt” above.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described above under “Full-Recourse Third Party Debt”. As of December 31, 2010, letters of credit in the aggregate amount of $67.0 million remained issued and outstanding under the Union Bank credit agreement and our other agreements with commercial banks.

Puna Power Plant Lease Transactions

On May 19, 2005, our subsidiary in Hawaii, PGV, entered into a transaction involving the Puna geothermal power plant located on the Big Island of Hawaii. The transaction was concluded with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction relating to two new geothermal wells that PGV drilled in the second half of 2005 (for production and injection) was completed on December 30, 2005. Pursuant to a 31-year head lease, PGV leased its geothermal power plant to the abovementioned financing parties in return for payments of $83.0 million by such financing parties to PGV , which are accounted for as deferred lease income.

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

The first closing under the agreements occurred in 2007 and covered our Desert Peak 2, Steamboat Hills, and Galena 2 power plants. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 power plant. The investors paid $63.0 million at the second closing.

Ormat Nevada continues to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants until it recovered the capital that it invested in the power plants, which occurred in the fourth quarter of 2010, while the investors receive substantially all of the PTCs and the taxable income or loss, and receive the distributable cash flow after Ormat Nevada recovered its capital. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the Flip Date), Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the power plants.

The Class B membership units are provided with a 5% residual economic interest in OPC. The 5% residual interest commences on achievement by the investors of a contractually stipulated return that triggers the Flip Date. The actual Flip Date is not known with certainty, and is determined by the operating results of OPC. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments.

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

On October 30, 2009, Ormat Nevada acquired from Lehman-OPC all of the Class B membership units of OPC held by Lehman-OPC pursuant to a right of first offer for a purchase price of $18.5 million. As a result of that transaction, Lehman-OPC has no further interest in OPC.

On February 3, 2011, Ormat Nevada sold to JPM Capital Corporation (JPM) all of the Class B membership units of OPC that it had acquired on October 30, 2009 for a sale price of $24.9 million in cash. We will not record any gain from the sale of our Class B membership interests in OPC to JPM.

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 19 to our consolidated financial statements set forth in Item 8 of this annual report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.4 million as of December 31, 2010. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but do not believe that the ultimate settlement of our obligations will materially affect our liquidity.

Dividend

The following are the dividends we declared during the past two years:

	Dividend
	Amount
Date Declared	per Share	Record Date	Payment Date

February 24, 2009	$0.07	March 16, 2009	March 26, 2009
May 8, 2009	$0.06	May 20, 2009	May 27, 2009
August 5, 2009	$0.06	August 18, 2009	August 27, 2009
November 4, 2009	$0.06	November 18, 2009	December 1, 2009
February 23, 2010	$0.12	March 16, 2010	March 25, 2010
May 5, 2010	$0.05	May 18, 2010	May 25, 2010
August 4, 2010	$0.05	August 17, 2010	August 26, 2010
November 2, 2010	$0.05	November 17, 2010	November 30, 2010
February 22, 2011	$0.05	March 15, 2011	March 24, 2011

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$101,403	$110,772	$116,949
Net cash used in investing activities	(203,820)	(286,036)	(398,991)
Net cash provided by financing activities	138,925	187,036	269,286
Translation adjustments on cash and cash equivalents	—	142	(78)
Net change in cash and cash equivalents	36,508	11,914	(12,834)

For the Year Ended December 31, 2010

Net cash provided by operating activities for the year ended December 31, 2010 was $101.4 million, compared to $110.8 million for the year ended December 31, 2009. The net decrease of $9.4 million resulted primarily from: (i) a decrease in net income to $37.2 million in the year ended December 31, 2010, from $68.6 million in the year ended December 31, 2009, mainly as a result of the decrease in operating income, as described above; (ii) gain on acquisition of controlling interest of $36.9 million in the year ended December 31, 2010; (iii) a gain on sale of GDL of $6.4 million in the year ended December 31, 2010; and (iv) a net decrease in deferred income taxes of $10.1 million in the year ended December 31, 2010, compared to a net increase of $4.0 million in the year ended December 31, 2009. Such decrease was partially offset by: (i) an increase of $22.4 million in depreciation and amortization mainly due to the placement in service of our North Brawley power plant in January 2010, as described above; (ii) a gain from extinguishment of liability of $13.3 million in the year ended December 31, 2009; (iii) a net decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $8.7 million in the year ended December 31, 2010, compared to a net increase of $20.0 million in the year ended December 31, 2009; and (iv) an increase in accounts payable and accrued expenses of $9.7 million in the year ended December 31, 2010, compared to a decrease of $2.1 million in the year ended December 31, 2009.

Net cash used in investing activities for the year ended December 31, 2010 was $203.8 million, compared to $286.0 million for the year ended December 31, 2009. The principal factors that affected our net cash used in investing activities during the year ended December 31, 2010 were: (i) capital expenditures of $283.3 million, primarily for our facilities under construction; and (ii) net payment of $64.5 million for acquisition of controlling interest in Mammoth Pacific ($72.5 million purchase price less $8.0 million available cash in such subsidiary at the acquisition date); offset by: (i) $108.3 million of cash grant received in September 2010 for Specified Energy Property in Lieu of Tax Credits relating to our North Brawley geothermal power plant under Section 1603 of the ARRA; (ii) $19.6 million cash received from the sale of GDL; and (iii) a $17.5 million decrease in restricted cash, cash equivalents and marketable securities.

Net cash provided by financing activities for the year ended December 31, 2010 was $138.9 million, compared to $187.0 million for the year ended December 31, 2009. The principal factors that affected the net cash provided by financing activities during the year ended December 31, 2010 were: (i) the issuance of an aggregate amount of approximately $142.0 million of Senior Unsecured Bonds on August 3, 2010; (ii) $20.0 million proceeds from a long-term loan agreement with a group of institutional investors; and (iii) $55.5 million increase in amounts drawn under revolving lines of credit from banks; offset by: (i) the repayment of long-term debt to our parent in the amount of $9.6 million; (ii) the repayment of debt to third parties in the amount of $52.2 million; and (iii) the payment of a dividend to our shareholders in the amount of $12.3 million.

For the Year Ended December 31, 2009

Net cash provided by operating activities for the year ended December 31, 2009 was $110.8 million, compared to $116.9 million for the year ended December 31, 2008. The net decrease of $6.1 million resulted primarily from: (i) the net increase in costs and estimated earnings in excess of billings on uncompleted contracts of $20.0 million in the year ended December 31, 2009, compared to net decrease of $7.5 million in the year ended December 31, 2008; and (ii) a decrease in accounts payable and accrued expenses of $2.0 million in the year ended December 31, 2009, compared to an increase of $13.5 million in the year ended December 31, 2008. Such decrease was partially; offset by: (i) the increase in net income to $68.6 million in the year ended December 31, 2009 from $43.3 million in the year ended December 31, 2008, as described above; and (ii) a decrease in receivables and prepaid expenses of $8.1 million in the year ended December 31, 2009, compared to an increase of $15.5 million in the year ended December 31, 2008.

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

Net cash provided by financing activities for the year ended December 31, 2009 was $187.0 million, compared to $269.3 million for the year ended December 31, 2008. The principal factors that affected the cash flows provided by financing activities during the year ended December 31, 2009 were: (i) the proceeds of $105.0 million from the Olkaria III Loan; (ii) proceeds of $42.0 million from the Amatitlan Loan; (iii) $34.0 million increase in amounts drawn under revolving lines of credit from banks; (iv) proceeds of $40.0 million from long-term loan agreements with two groups of institutional investors; and (v) proceeds of $50.0 million from long-term loan agreement with a commercial bank; offset by: (i) the repayment of long-term debt to our parent in the amount of $16.6 million; (ii) the repayment of debt to third parties in the amount of $33.2 million; and (iii) the payment of a dividend to our shareholders in the amount of $11.3 million.

Adjusted EBITDA

Adjusted EBITDA for the year ended December 31, 2010 decreased to $164.3 million, compared to $167.0 million for the year ended December 31, 2009. Adjusted EBITDA for the year ended December 31, 2009 increased to $167.0 million, compared to $121.9 million for the year ended December 31, 2008. Adjusted EBITDA includes consolidated EBITDA and the Company’s share in the interest, taxes, depreciation and amortization related to the Company’s unconsolidated 50% interest in the Mammoth complex.

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

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the years ended December 31 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net cash provided by operating activities	$101,403	$110,772	$116,949
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	37,590	13,623	13,590
Interest income	(343)	(639)	(3,118)
Income tax provision (benefit)	908	16,924	4,358
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	22,586	22,392	$(13,529)

EBITDA	162,144	163,072	118,250
Interest, taxes, depreciation and amortization attributable to the Company’s equity in Mammoth-Pacific L.P.	2,115	3,891	3,636

Adjusted EBITDA	$164,259	$166,963	$121,886

Net cash used in investing activities	$(203,820)	$(286,036)	$(398,991)

Net cash provided by financing activities	$138,925	$187,036	$269,286

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

We have estimated approximately $570 million in capital expenditures for construction of new projects that are still under construction and that are expected to be completed by 2013. We have invested approximately $122 million of such estimated amount as of December 31, 2010. We expect to invest an additional $232 million of such total in 2011. The remaining $216 million will be invested in 2012 and 2013.

We also estimate approximately $235 million in additional capital expenditures in 2011 to be allocated as follows: (i) $114 million in new projects under development; (ii) $19 million for enhancement of our operating power plants; (iii) $10 million in land acquisition; (iv) $46 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; (v) $36 million in new project development, provided that part or all of the aforementioned exploration activities succeed; and (vi) $10 million in enhancement of our production facilities.

Exposure to Market Risks

One market risk to which power plants are typically exposed is the volatility of electricity prices. However, our exposure to such market risk is currently limited because our long-term PPAs (except for the Puna PPA for 25 MW) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants, the Ormesa complex and the Mammoth complex will be determined by reference to the relevant power purchaser’s short run avoided costs, that are impacted by natural gas prices which may decline. Decreases in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, which will result in a reduction of the energy rate that we may charge. The Puna power plant is currently benefiting from energy prices which are higher than the floor under the Puna PPA for 25 MW as a result of the high fuel costs that impact HELCO’s avoided costs.

As of December 31, 2010, 65.4% of our consolidated long-term debt was in the form of fixed rate securities and therefore not subject to interest rate volatility risk. As of such date, 34.6% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of December 31, 2010, $272.9 million of our debt remained subject to some floating rate risk.

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

Effect of Inflation

We do not expect that inflation will be a significant risk in the near term, given the current global economic conditions. However, that could change in the future. To address rising inflation, some of our contracts include certain mitigating factors against any inflation risk. In connection with the Electricity Segment, inflation may directly impact an expense incurred for the operation of our projects, hence increasing the overall operating cost to us. The negative impact of inflation may be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. The energy payments pursuant to the PPAs for the Brady power plant, the Steamboat 2/3 power plant, the Steamboat Hills power plant, and the Burdette power plant increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally determined as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product Segment, inflation may directly impact fixed and variable costs incurred in the construction of our power plants, hence increasing our operating costs in that segment. In this segment, it is more likely that we will be able to offset part or all of the inflationary impact through our project pricing. With respect to power plants that we construct for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate. Overall, we believe that the impact of inflation on our business will not be significant.

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
	Remaining
	Total	2011	2012	2013	2014	2015	Thereafter

Long-term liabilities principal	$789,669	$49,021	$243,753	$56,776	$59,896	$53,368	$326,855
Interest on long-term liabilities(1)	278,300	48,552	49,144	44,634	38,123	34,255	63,592
Future minimum operating lease	80,187	8,061	8,199	8,062	8,647	8,222	38,996
Benefits upon retirement(2)	15,913	3,792	1,197	889	600	795	8,640
Asset retirement obligation	19,903	—	—	—	—	—	19,903
Purchase commitments(3)	56,600	56,600	—	—	—	—	—

	$1,240,572	$166,026	$302,293	$110,361	$107,266	$96,640	$457,986

(1)	Interest on the OFC Senior Secured Notes due in 2020 is fixed at a rate of 8 1/4%. Interest on the OrCal Senior Secured Notes due in 2020 is fixed at a rate of 6.21%. Interest on the Orzunil Senior Loan due in 2011 is fixed at a rate of 11.775%. Interest on the Olkaria III loan due in 2018 is fixed for $77.0 million at a rate of 6.9% and variable on the remaining balance. Interest on the Amatitlan Loan due in 2016 is fixed at a rate of 9.83%. Interest on the Senior Unsecured Bonds due in 2017 is fixed at a rate of 7%. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates).Accordingly, for purposes of the above calculation of interest payments pertaining to variable rate debt, the methodology used to determine future LIBOR rates was the use of Constant Maturity Swaps.

(2)	The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their normal retirement age.

(3)	We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2010, total obligations related to such supplier agreements were approximately $56.6 million (out of which approximately $36.8 million relate to construction-in-process). All such obligations are payable in 2011.

The above table does not reflect unrecognized tax benefits of $5.4 million the timing of which is uncertain. Refer to Note 19 to our consolidated financial statements set forth in Item 8 of this annual report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $66.6 million the timing of which is uncertain. Refer to Note 13 of our consolidated financial statements as set forth in Item 8 of this annual report for additional discussion of this liability.

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

Southern California Edison accounted for 29.1%, 21.1%, and 27.7% of our total revenues for the three years ended December 31, 2010, 2009, and 2008, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

Sierra Pacific Power Company and Nevada Power Company accounted for 15.0%, 13.0%, and 12.6% of our total revenues for the three years ended December 31, 2010, 2009, and 2008 and, respectively.

HELCO accounted for 8.6%, 6.3%, and 16.8% of our total revenues for the three years ended December 31, 2010, 2009, and 2008, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the recently enacted ARRA. We are permitted to claim 30% of the cost of each new geothermal power plant in the United States as an ITC against our federal income taxes. Alternatively, we are permitted to claim a PTC, which in 2010 was 2.2 cents per kWh and which is adjusted annually for inflation. The PTC may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the project must choose between the PTC and the 30% ITC described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the PTC or the ITC, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost maybe deducted in the first few years than during the remainder of the depreciation period. If we claim the ITC, our “tax basis” in the plant that we can recover through depreciation must be reduced by half of the tax credit. If we claim a PTC, there is no reduction in the tax basis for depreciation. Companies that place qualifying renewable energy facilities in service, during 2009, 2010 or 2011 or that begin construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and place them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Treasury in an amount equal to the ITC. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

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

Our subsidiary, Ormat Systems, received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems may opt whether to irrevocably implement the new law while waiving benefits provided under the current law or keep implementing the current law during the next years. Changing from the current law to the new law is permissible at any stage.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Ormat Technologies, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Francisco, California
February 28, 2011

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$82,815	$46,307
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	23,309	40,955
Receivables:
Trade	54,495	53,423
Related entity	303	441
Other	8,173	7,884
Due from Parent	272	422
Inventories	12,538	15,486
Costs and estimated earnings in excess of billings on uncompleted contracts	6,146	14,640
Deferred income taxes	1,674	3,617
Prepaid expenses and other	14,929	12,080

Total current assets	204,654	195,255
Long-term marketable securities	1,287	652
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	1,740	2,512
Unconsolidated investments	4,244	35,188
Deposits and other	21,353	18,653
Deferred income taxes	17,087	—
Deferred charges	37,571	31,724
Property, plant and equipment, net ($1,371,400 related to VIEs at December 31, 2010)	1,425,467	998,693
Construction-in-process ($149,851 related to VIEs at December 31, 2010)	270,634	518,595
Deferred financing and lease costs, net	19,017	20,940
Intangible assets, net	40,274	41,981

Total assets	$2,043,328	$1,864,193

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$85,549	$73,993
Billings in excess of costs and estimated earnings on uncompleted contracts	3,153	3,351
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs at December 31, 2010)	15,020	19,191
Full recourse	13,010	12,823
Senior secured notes (non-recourse) (all related to VIEs at December 31, 2010)	20,990	20,227
Due to Parent, including current portion of notes payable to Parent	—	10,018

Total current liabilities	137,722	139,603
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs at December 31, 2010)	114,132	129,152
Full recourse:
Senior unsecured bonds	142,003	—
Other	84,166	77,177
Revolving credit lines with banks	189,466	134,000
Senior secured notes (non-recourse) (all related to VIEs at December 31, 2010)	210,882	231,872
Liability associated with sale of tax benefits	66,587	73,246
Deferred lease income	71,264	72,867
Deferred income taxes	30,878	53,722
Liability for unrecognized tax benefits	5,431	4,931
Liabilities for severance pay	20,706	18,332
Asset retirement obligation	19,903	14,238
Other long-term liabilities	4,961	3,358

Total liabilities	1,098,101	952,498

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,430,886 shares issued and outstanding, respectively	46	46
Additional paid-in capital	716,731	709,354
Retained earnings	221,311	196,950
Accumulated other comprehensive income	1,044	622

	939,132	906,972
Noncontrolling interest	6,095	4,723

Total equity	945,227	911,695

Total liabilities and equity	$2,043,328	$1,864,193

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues:
Electricity	$291,820	$252,621	$251,373
Product	81,410	159,389	92,577

Total revenues	373,230	412,010	343,950

Cost of revenues:
Electricity	242,326	179,101	169,297
Product	53,277	112,450	72,755

Total cost of revenues	295,603	291,551	242,052

Gross margin	77,627	120,459	101,898
Operating expenses:
Research and development expenses	10,120	10,502	4,595
Selling and marketing expenses	13,447	14,584	10,885
General and administrative expenses	27,442	26,412	25,938
Write-off of unsuccessful exploration activities	3,050	2,367	9,828

Operating income	23,568	66,594	50,652
Other income (expense):
Interest income	343	639	3,118
Interest expense, net	(40,473)	(16,241)	(14,945)
Foreign currency translation and transaction gains (losses)	1,557	(1,695)	(4,421)
Impairment of auction rate securities	(137)	(279)	(4,195)
Income attributable to sale of tax benefits	8,729	15,515	18,118
Gain on acquisition of controlling interest	36,928	—	—
Gain from extinguishment of liability	—	13,348	—
Other non-operating income (expense), net	267	479	771

Income from continuing operations, before income taxes and equity in income of investees	30,782	78,360	49,098
Income tax benefit (provision)	1,098	(15,430)	(5,310)
Equity in income of investees, net	998	2,136	1,725

Income from continuing operations	32,878	65,066	45,513
Discontinued operations:
Income from discontinued operations, net of related tax of $6, $1,494 and ($952), respectively	14	3,487	(2,221)
Gain on sale of a subsidiary in New Zealand net of tax of $2,000	4,336	—	—

Net income	37,228	68,553	43,292
Net loss attributable to noncontrolling interest	90	298	316

Net income attributable to the Company’s stockholders	$37,318	$68,851	$43,608

Comprehensive income:
Net income	$37,228	$68,553	$43,292
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	43	842	(885)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(234)	(254)	(293)
Change in unrealized gains or losses on marketable securities available-for-sale	(80)	594	435

Comprehensive income	36,957	69,735	42,549
Comprehensive loss attributable to noncontrolling interest	90	298	316

Comprehensive income attributable to the Company’s stockholders	$37,047	$70,033	$42,865

Earnings per share attributable to the Company’s stockholders:
Basic:
Income from continuing operations	$0.72	$1.44	$1.04
Discontinued operations	0.10	0.08	(0.05)

Net income	$0.82	$1.52	$0.99

Diluted:
Income from continuing operations	$0.72	$1.43	$1.03
Discontinued operations	0.10	0.08	(0.05)

Net income	$0.82	$1.51	$0.98

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,431	45,391	44,182

Diluted	45,452	45,533	44,298

Dividend per share declared	$0.27	$0.25	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	The Company’s Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Total	Interest	Equity
	(In thousands, except per share data)

Balance at December 31, 2007	41,530	$41	$513,109	$103,545	$1,388	$618,083	$4,749	$622,832
Stock-based compensation	—	—	4,444	—	—	4,444	—	4,444
Cash dividend declared, $0.20 per share	—	—	—	(8,912)	—	(8,912)	—	(8,912)
Issuance of shares of common stock in a follow-on public offering						—
Issuance of shares of common stock in a block trade transaction	3,100	3	149,652	—	—	149,655	—	149,655
Issuance of unregistered shares of common stock to the Parent in a private placement	694	1	33,314	—	—	33,315	—	33,315
Exercise of options by employees	29	—	602	—	—	602	—	602
Tax benefit on exercise of options by employees	—	—	152	—	—	152	—	152
Increase in noncontrolling interest due to sale of equity interest in OPC LLC							2,598	2,598
Net income (loss)	—	—	—	43,608	—	43,608	(316)	43,292
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(885)	(885)	—	(885)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $181)	—	—	—	—	(293)	(293)	—	(293)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $260)	—	—	—	—	435	435	—	435

Balance at December 31, 2008	45,353	45	701,273	138,241	645	840,204	7,031	847,235
Stock-based compensation	—	—	5,755	—	—	5,755	—	5,755
Cumulative effect of adopting the other-than-temporary impairment standard as of April 1, 2009 (net of related tax of $650)	—	—	—	1,205	(1,205)	—	—	—
Cash dividend declared, $0.25 per share	—	—	—	(11,347)	—	(11,347)	—	(11,347)
Exercise of options by employees	78	1	1,241	—	—	1,242	—	1,242
Tax benefit on exercise of options by employees	—	—	—	—	—	—	—	—
Acquisition of noncontrolling interest	—	—	1,085	—	—	1,085	(2,010)	(925)
Net income (loss)	—	—	—	68,851	—	68,851	(298)	68,553
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	842	842	—	842
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $158)	—	—	—	—	(254)	(254)	—	(254)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $339)					594	594		594

Balance at December 31, 2009	45,431	46	709,354	196,950	622	906,972	4,723	911,695
Stock-based compensation	—	—	7,377	—	—	7,377	—	7,377
Cumulative effect of adopting the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets as of July 1, 2010 (net of related tax of $370)	—	—	—	(693)	693	—	—	—
Increase in noncontrolling interest due to acquisition	—	—	—	—	—	—	1,462	1,462
Cash dividend declared, $0.27 per share	—	—	—	(12,264)	—	(12,264)	—	(12,264)
Net income (loss)	—	—	—	37,318	—	37,318	(90)	37,228
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	43	43	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $143)	—	—	—	—	(234)	(234)	—	(234)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $43)	—	—	—	—	(80)	(80)	—	(80)

Balance at December 31, 2010	45,431	$46	$716,731	$221,311	$1,044	$939,132	$6,095	$945,227

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$37,228	$68,553	$43,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,761	64,376	60,128
Accretion of asset retirement obligation	1,249	1,060	1,069
Stock-based compensation	7,377	5,755	4,444
Amortization of deferred lease income	(2,685)	(2,685)	(2,685)
Income attributable to sale of tax benefits, net of interest expense	(3,523)	(8,322)	(10,850)
Equity in income of investees	(998)	(2,136)	(1,725)
Impairment of auction rate securities	137	279	4,195
Loss on disposal of property, plant and equipment	1,245	2,469	—
Write-off of unsuccessful exploration activities	3,050	2,367	9,828
Loss from sale of auction rate securities	—	194	—
Return on investment in unconsolidated investments	3,734	—	2,435
Changes in unrealized loss in respect of derivative instruments, net	—	—	—
Gain on severance pay fund asset	(1,889)	(468)	(324)
Gain from extinguishment of liability	—	(13,348)	—
Gain on sale of a subsidiary	(6,350)	—	—
Gain on acquisition of controlling interest	(36,928)	—
Deferred income tax provision (benefit)	(10,139)	3,957	3,241
Liability for unrecognized tax benefits	500	1,506	(188)
Deferred lease revenues	1,082	1,125	914
Other	—	—	(423)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	1,259	3,921	(6,327)
Costs and estimated earnings in excess of billings on uncompleted contracts	8,894	(7,658)	(3,374)
Inventories	2,948	(1,762)	(3,412)
Prepaid expenses and other	(2,595)	4,146	(9,163)
Deposits and other	(164)	(49)	(224)
Accounts payable and accrued expenses	9,695	(2,081)	13,521
Due from/to related entities, net	(89)	(103)	47
Billings in excess of costs and estimated earnings on uncompleted contracts	(198)	(12,319)	10,852
Liabilities for severance pay	2,610	692	2,439
Other long-term liabilities	(540)	—	—
Due from/to Parent	(268)	1,303	(761)

Net cash provided by operating activities	101,403	110,772	116,949

Cash flows from investing activities:
Return of investment in unconsolidated investments	3,516	—	316
Marketable securities, net	—	1,580	12,594
Net change in restricted cash, cash equivalents and marketable securities	17,536	(15,873)	5,614
Cash received from sale of a subsidiary	19,594
Capital expenditures	(283,313)	(270,623)	(416,606)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	108,286	—
Investment in unconsolidated companies	(2,715)	(261)	—
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(64,517)	—	—
Cash paid for investment in a joint venture	(100)	—	—
Intangible assets acquired	(1,472)	—	—
Increase in severance pay fund asset, net of payments made to retired employees	(635)	(921)	(1,034)
Repayment from unconsolidated investment	—	62	125

Net cash used in investing activities	(203,820)	(286,036)	(398,991)

Cash flows from financing activities:
Proceeds from public offerings, net of issuance costs	—	—	149,655
Proceeds from issuance of unregistered shares of common stock to the Parent	—	—	33,315
Proceeds from issuance of senior unsecured bonds	142,003	—	—
Proceeds from long-term loans	20,000	237,000	—
Proceeds from exercise of options by employees	—	1,242	602
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	—	—	63,029
Payment for acquiring OPC LLC shares	—	(18,500)	—
Purchase of OFC Senior Secured Notes	—	—	(1,321)
Proceeds from revolving credit lines with banks	1,159,869	1,152,500	100,000
Repayment of revolving credit lines with banks	(1,104,403)	(1,118,500)	—
Repayments of long-term debt
Parent	(9,600)	(16,600)	(31,647)
Other	(52,242)	(33,193)	(34,142)
Cash paid to non-controlling interest	(3,136)	—	—
Deferred debt issuance costs	(1,302)	(5,566)	(1,293)
Cash dividends paid	(12,264)	(11,347)	(8,912)

Net cash provided by financing activities	138,925	187,036	269,286

Effect of exchange rate changes on cash and cash equivalents	—	142	(78)

Net change in cash and cash equivalents	36,508	11,914	(12,834)
Cash and cash equivalents at beginning of year	46,307	34,393	47,227

Cash and cash equivalents at end of year	$82,815	$46,307	$34,393

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$34,587	$369	$6,220

Income taxes, net	$7,570	$5,098	$5,033

Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$507	$(23,890)	$13,368

Payable related to investment in joint venture	$2,400	$—	$—

Increase (decrease) in asset retirement cost and asset retirement obligation	$1,238	$(260)	$(645)

Acquisitions — See Note 2

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Ormat Technologies, Inc. (the “Company”), a subsidiary of Ormat Industries Ltd. (the “Parent”), is engaged in the geothermal and recovered energy business, including the supply of equipment that is manufactured by the Company and the design and construction of power plants for projects owned by the Company or for third parties. The Company owns and operates geothermal and recovered energy-based power plants in various countries, including the United States of America (“U.S.”), Kenya, Guatemala, and Nicaragua. The Company’s equipment manufacturing operations are located in Israel.

Most of the Company’s domestic power plant facilities are Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The power purchase agreements (“PPAs”) for certain of such facilities are dependent upon their maintaining Qualifying Facility status. Management believes that all of the facilities were in compliance with Qualifying Facility status as of December 31, 2010.

Cash dividends

During the years ended December 31, 2010, 2009, and 2008, the Company’s Board of Directors declared, approved, and authorized the payment of cash dividends in the aggregate amount of $12.3 million ($0.27 per share), $11.3 million ($0.25 per share), and $8.9 million ($0.20 per share) respectively. Such dividends were paid in the years declared.

Issuance of stock and shelf registration statements

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

On September 17, 2008, the Company filed a universal shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission (“SEC”) on October 2, 2008. The shelf registration statement replaces the Company’s former shelf registration statement, which would have expired on January 31, 2009, and provides the Company with the opportunity to issue various types of securities, including debt securities, common stock, warrants, and units of the Company, from time to time, in one or more offerings up to a total dollar amount of $1.5 billion. Pursuant to the shelf registration statement, the Company may periodically offer one or more of the registered securities in amounts, at prices, and on terms to be announced when, and if, the securities are offered. At the time any offering is made under the shelf registration statement, the offering specifics will be set out in a prospectus supplement.

Rounding

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000, unless otherwise indicated.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

Certain comparative figures have been reclassified to conform to the current year presentation (see Note 17).

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

Marketable securities

At December 31, 2010 and 2009, all of the Company’s investments in auction rate securities were classified as available-for-sale securities and as a result, were reported at their fair value which was determined based on the factors discussed in Note 7.

Restricted cash, cash equivalents, and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserve, cash collateral and operating fund accounts that have been classified as restricted cash, cash equivalents, and marketable securities. Funds that will be used to satisfy obligations due during the next twelve months and are not auction rate securities are classified as current restricted cash, cash equivalents and marketable securities, with the remainder classified as non-current restricted cash, cash equivalents and marketable securities (see Note 7). Such amounts are invested primarily in money market accounts and commercial paper with a minimum investment grade of “AA”, and auction rate securities.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, marketable securities and accounts receivable.

The Company places its temporary cash investments and marketable securities with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2010 and 2009, the Company had deposits totaling $55,537,000 and $24,561,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account (after December 31, 2013, the deposits will be insured up to $100,000 per account). At December 31, 2010 and 2009, the Company’s deposits in foreign countries of approximately $37,929,000 and $35,095,000, respectively, were not insured.

At December 31, 2010 and 2009, accounts receivable related to operations in foreign countries amounted to approximately $26,128,000 and $30,761,000, respectively. At December 31, 2010 and 2009, accounts receivable

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the Company’s major customers that have generated 10% or more of its revenues (see Note 20) amounted to approximately 40% and 61%, respectively, of the Company’s accounts receivable.

Southern California Edison Company (“SCE”) accounted for 29.1%, 21.1%, and 27.6% of the Company’s total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. SCE is also the power purchaser and revenue source for the Mammoth complex, which was accounted for separately under the equity method through August 1, 2010.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 15.0%, 13.0%, and 12.6% of the Company’s total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

Hawaii Electric Light Company accounted for 8.6%, 6.3%, and 16.8% of the Company’s total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Inventories

Inventories consist primarily of raw material parts and sub-assemblies for power units, and are stated at the lower of cost or market value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories, which amount was not significant at December 31, 2010 and 2009.

Deferred Charges

Deferred charges represent prepaid income taxes on intercompany sales. Such amounts are being amortized and included in income tax provision over the life of the related property, plant and equipment.

Deposits and other

Deposits and other consist primarily of performance bonds for construction projects, a long-term insurance contract and derivative instruments.

Property, plant and equipment

Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plants operated by the Company are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. Power plants operated by the Company, which include geothermal wells and exploration and resource development costs, are depreciated using the straight-line method over their estimated useful lives, which range from 25 to 30 years. The geothermal power plant in Zunil, Guatemala is to be fully depreciated over the term of the PPA, since the Company does not own the geothermal resource used by the plant. The geothermal power plant in Nicaragua is to be fully depreciated over the period that the plant is operated by the Company (see Note 8). The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements	15-20 years
Machinery and equipment — manufacturing and drilling	10 years
Machinery and equipment — computers	3-5 years
Office equipment — furniture and fixtures	5-15 years
Office equipment — other	5-10 years
Automobiles	5-7 years

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and is recorded in operating income .

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $9,493,000, $27,395,000, and $21,312,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Cash grant

On August 27, 2010, the Company was awarded a cash grant from the U.S. Department of Treasury (“U.S. Treasury”) for Specified Energy Property in Lieu of Tax Credits under Section 1603 of the American Recovery and Reinvestment Act of 2009 (“ARRA”) in the amount of $108.3 million relating to its North Brawley geothermal power plant. The plant’s estimated useful life is 30 years. The Company has recorded the cash grant as a reduction in the carrying value of the plant and is amortizing the grant as a reduction in depreciation expense over the plant’s estimated useful life. During the year ended December 31, 2010, amortization of the cash grant reduced depreciation expense by $1.4 million.

For federal income tax purposes, the tax basis of the plant is only reduced by 50 percent of the cash grant. To account for the tax effect of the difference between the tax and book basis of the plant, the Company has recorded a deferred tax asset of $33.8 million with a corresponding decrease in the carrying value of the plant. This reduction in the carrying value of the plant will be amortized as a reduction in depreciation expense over the plant’s estimated useful life. During the year ended December 31, 2010, amortization of this basis difference reduced depreciation expense by $0.4 million.

Exploration and development costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income. Such costs were immaterial during the years ended December 31, 2010, 2009, and 2008. It normally takes one to two years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable.

In most cases, the Company obtains the right to conduct the geothermal development and operations on land owned by the Bureau of Land Management (“BLM”), various states or with private parties. In consideration for certain of these leases, the Company may pay an up-front bonus payment which is a component of the competitive lease process. The up-front bonus payments and other related costs, such as legal fees, are capitalized and included in construction-in-process. The annual land lease payments made during the exploration, development and construction phase are expensed as incurred and included in “electricity cost of revenues” in the consolidated statements of operations and comprehensive income. Upon commencement of power generation on the leased land, the Company begins to pay to the lessors long-term royalty payments based on the utilization of the geothermal resources as defined in the respective agreements. Such payments are expensed when the related revenues are earned and included in “electricity cost of revenues” in the consolidated statements of operations and comprehensive income.

Following the acquisition of land rights to the potential geothermal resource, the Company conducts further studies and surveys, including water and soil analyses among others, and augments its database with the results of

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these studies. The Company then initiates a suite of geophysical surveys to assess the resource and determine drilling locations. If the results of these activities support the initial assessment of the feasibility of the geothermal resource, the Company then proceeds to exploratory drilling and other related activities which may include drilling of temperature gradient holes, drilling of slim holes, building access roads to drilling locations, drilling full size production and/or injection wells and flow tests. If the slim hole supports a conclusion that the geothermal resource will support a commercially viable power plant, it may either be converted to a full-size commercial well, used either for extraction or re-injection or geothermal fluids, or used as an observation well to monitor and define the geothermal resource. Costs associated with these activities and other directly attributable costs, including interest once physical exploration activities begin and permitting costs are capitalized and included in “construction-in-process”. If the Company concludes that a geothermal resource will not support commercial operations, capitalized costs are expensed in the period such determination is made.

Grants received from the U.S. Department of Energy are offset against the related exploration and development costs. Such grants amounted to $1,116,000, $0, and $0 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Deferred financing and lease transaction costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income. Accumulated amortization related to deferred financing costs amounted to $12,966,000 and $9,924,000 at December 31, 2010 and 2009, respectively. Amortization expense for the years ended December 31, 2010, 2009, and 2008 amounted to $3,042,000, $3,060,000, and $1,499,000, respectively. In the year ended December 31, 2009 an amount of $834,000 was written-off as a result of the extinguishment of a liability.

Deferred transaction costs relating to the Puna operating lease (see Note 12) in the amount of $4,172,000 are amortized using the straight-line method over the 23-year term of the lease. Amortization of deferred transaction costs is presented in cost of revenues in the consolidated statements of operations and comprehensive income. Accumulated amortization related to deferred lease costs amounted to $1,037,000 and $853,000 at December 31, 2010 and 2009, respectively. Amortization expense for each of the years ended December 31, 2010, 2009, and 2008 amounted to $184,000.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. The significant assumptions that the Company uses in estimating its undiscounted future cash flows include: (i) projected generating capacity of the complex or power plant and rates to be received under the respective PPA(s); and (ii) projected operating expenses of the relevant complex or power plant. Estimates of future cash flows used to test recoverability of a long-lived asset under development also include cash flows associated with all future expenditures necessary to develop the asset.

If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that no impairment exists for long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances (see Note 8).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency translation

The U.S. dollar is the functional currency for substantially all of the Company’s consolidated operations and those of its equity affiliates. For those entities, all gains and losses from currency translations are included in results of operations. For the subsidiary in New Zealand that was sold in January 2010, and which was using a functional currency other than the U.S. dollar, the cumulative translation effects were included in “accumulated other comprehensive income” in the consolidated balance sheets.

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

Revenues related to the sale of electricity from geothermal and recovered energy power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. The PPAs are exempt from derivative treatment due to the normal purchase and sale exception. For PPAs agreed to, modified, or acquired in business combinations on or after July 1, 2003 revenues related to the lease element of the PPAs are included in electricity revenues. The lease element of the PPAs is determined in accordance with the revenue arrangements with multiple deliverables guidance, which requires that revenues be allocated to the separate earnings processes based on their relative fair value. PPAs with minimum lease rentals which vary over time are generally recognized on the straight-line basis over the term of the PPA.

The components of electricity revenues are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Energy and capacity	$106,891	$95,484	$100,178
Lease portion of energy and capacity	182,244	154,452	148,510
Lease income	2,685	2,685	2,685

	$291,820	$252,621	$251,373

The components of cost of electricity revenues are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Energy and capacity	$128,465	$94,067	$94,235
Lease portion of energy and capacity	108,619	79,792	69,820
Lease income	5,242	5,242	5,242

	$242,326	$179,101	$169,297

Revenues from engineering, operating services, and parts and product sales are recorded upon providing the service or delivery of the products and parts. Revenues from the supply and/or construction of geothermal and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warranty on products sold

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2010, 2009, and 2008.

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal, recovered energy and remote power technologies are expensed as incurred. Grants received from the U.S. Department of Energy are offset against the related research and development expenses. Such grants amounted to $704,000, $1,330,000, and $554,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock-based compensation

The Company accounts for stock-based compensation using the fair value method whereby compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). The Company uses the simplified method in developing an estimate of the expected term of “plain vanilla” stock-based awards. In December 2007, the SEC issued an extension which continues to allow, under certain circumstances, entities to use the simplified method. The Company has continued to use the simplified method to estimate the expected term of its stock-based awards.

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The Company accounts for investment tax credits and production tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not, more likely than not expected to be realized. Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position (see Note 19).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The stock options granted to employees of the Company in the Parent’s stock are not dilutive to the Company’s earnings per share in any year.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Weighted average number of shares used in computation of basic earnings per share	45,431	45,391	44,182
Add:
Additional shares from the assumed exercise of employee stock options	21	142	116

Weighted average number of shares used in computation of diluted earnings per share	45,452	45,533	44,298

The number of stock-based awards that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 2,676,712, 1,161,870, and 875,648, respectively, for the years ended December 31, 2010, 2009, and 2008.

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

New accounting pronouncements

New accounting pronouncements effective in the year ended December 31, 2010

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

Consolidation Guidance for Variable Interest Entities

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE removes the exception from applying the consolidation guidance within this amendment. This amendment requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company is required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. The Company adopted this amendment on January 1, 2010. The impact of the adoption of this amendment on the Company’s consolidated financial statements is disclosed in Note 6.

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

New accounting pronouncements effective in future years

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

In April 2010, the FASB issued guidance for revenue recognition — milestone method, which provides guidance on the criteria that, should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (January 1, 2011 for the Company). The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Share-Based Payments

In April 2010, the FASB issued an accounting standards update, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010 (January 1, 2011 for the Company). The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 — MAMMOTH COMPLEX ACQUISITION

On August 2, 2010, the Company acquired the remaining 50% interest in Mammoth-Pacific, L.P. (“Mammoth Pacific”), which owns the Mammoth complex located near the city of Mammoth, California, for a purchase price of $72.5 million in cash. The Company acquired the remaining interest in Mammoth Pacific to increase its geothermal power plant operations in the United States.

Prior to the acquisition, the Company had a 50% interest in Mammoth Pacific that was accounted for under the equity method of accounting. Following the acquisition, the Company became the sole owner of the Mammoth complex, as well as the sole owner of rights to over 10,000 acres of undeveloped federal lands.

As a result of the acquisition of the remaining 50% interest in Mammoth Pacific, the financial statements of Mammoth Pacific have been consolidated with the Company’s financial statements effective August 2, 2010. The acquisition-date fair value of the previously held 50% equity interest was $64.9 million, which takes into account a “control premium” of $7.6 million. In the year ended December 31, 2010, the Company recognized a pre-tax gain of $36.9 million, which is equal to the difference between the acquisition-date fair value of the previously held 50% equity interest in Mammoth Pacific and the acquisition-date carrying value of such investment. The gain is included in “gain on acquisition of controlling interest” in the consolidated statements of operations and comprehensive income.

The values of the assets acquired and liabilities assumed at the acquisition date are based management’s estimates using the methodology and assumptions described below.

Valuation methodology and assumptions

In estimating the fair value for the assets acquired, the Company primarily relied on the “Income Approach”. After reviewing several geothermal transactions, the Company concluded that those transactions were not sufficiently comparable to the assets acquired in this transaction. The Company also considered the “Cost Approach” as a reasonableness check to compare to the “Income Approach” value, but did not rely on it as a final indicator of the value.

The “Income Approach” is based on the premise that the value of an asset is equal to the present value of the cash flows that the assets are expected to generate. To estimate the fair value of the existing and replacement tangible and intangible assets as well as the development project at the Mammoth Pacific site, a discounted cash flow (“DCF”) analysis was utilized whereby the cash flows expected to be generated by the acquired assets were discounted to their present value equivalent using the rate of return that reflects the relative risk of each asset, as well as the time value of money. This return, known as the weighted average cost of capital (“WACC”), is an overall rate based upon the individual rates of return for invested capital (equity and interest-bearing debt), and was calculated by weighting the acquired return on interest-bearing debt and common equity capital in proportion to their estimated percentage in the expected capital structure. The estimates for the WACC, which ranged from 9.5% to 14.0%, developed in the valuation are for independent power producers and geothermal power producers.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

(Dollars in thousands)

Assets:
Current assets:
Cash and cash equivalents	$7,983
Trade receivables	3,239
Prepaid expenses and other	254
Deposits and other	622
Property, plant and equipment, net (including construction- in-process)	129,764

Total identifiable assets acquired	141,862

Liabilities:
Current liabilities — accounts payable and accrued expenses	(1,072)
Asset retirement obligation	(3,342)

Total identifiable liabilities assumed	(4,414)

Total net assets acquired	$137,448

The acquired property, plant and equipment will be depreciated over their estimated useful lives.

The revenues of the Mammoth complex and the net loss of the Mammoth complex were $7,567,000 and $645,000, respectively, for the period from August 2, 2010 to December 31, 2010.

The following unaudited consolidated pro forma financial information for the years ended December 31, 2010 and 2009, assumes the Mammoth Pacific acquisition occurred as of January 1, 2009, after giving effect to certain adjustments, including the depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Mammoth Pacific been effected on the dates indicated.

	Year Ended December 31,
	2010	2009
	(Dollars in thousands, except per share data)

Revenues	$384,706	$431,851

Income from continuing operations	8,954	67,144

Net income	13,304	70,631
Net loss attributable to noncontrolling interest	90	298

Net income attributable to the Company’s stockholders	$13,394	$70,929

Earnings per share attributable to the Company’s stockholders — diluted:
Income from continuing operations	$0.20	$1.47
Income from discontinued operations	0.10	0.08

Net income	$0.30	$1.55

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — INVENTORIES

Inventories consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Raw materials and purchased parts for assembly	$7,030	$7,322
Self-manufactured assembly parts and finished products	5,508	8,164

Total	$12,538	$15,486

NOTE 4 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Costs and estimated earnings incurred on uncompleted contracts	$26,228	$121,292
Less billings to date	23,235	110,003

Total	$2,993	$11,289

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2010	2009
	(Dollars in thousands)

Costs and estimated earnings in excess of billings on uncompleted contracts	$6,146	$14,640
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,153)	(3,351)

Total	$2,993	$11,289

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments in power plant projects consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Mammoth	$—	$33,659
Sarulla	2,244	1,529
W&M	2,000	—

	$4,244	$35,188

The Mammoth Complex

Prior to August 2, 2010, the Company had a 50% interest in Mammoth Pacific, which owns the Mammoth complex. The Company’s 50% ownership interest in Mammoth Pacific was accounted for under the equity method

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of accounting as the Company had the ability to exercise significant influence, but not control, over Mammoth Pacific. On August 2, 2010, the Company acquired the remaining 50% interest in Mammoth Pacific (see Note 2).

The unaudited condensed financial position and results of operations of Mammoth Pacific are summarized below:

December 31, 2009
(Dollars in thousands)

Condensed balance sheets:
Current assets	$19,257
Non-current assets	64,728
Current liabilities	659
Non-current liabilities	3,196
Partners’ capital	80,130

	Period from
	January 1, 2010 to	Year Ended December 31,
	August 1, 2010	2009	2008
	(Dollars in thousands)

Condensed statements of operations:
Revenues	$11,484	$19,841	$19,175
Gross margin	2,670	6,181	5,180
Net income	2,528	5,993	4,868
Company’s equity in income of Mammoth:
50% of Mammoth net income	$1,264	$2,997	$2,434
Plus amortization of basis difference	345	593	593

	1,609	3,590	3,027
Less income taxes	(611)	(1,363)	(1,149)

Total	$998	$2,227	$1,878

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

Watts & More Ltd.

In October 2010, the Company invested $2.0 million in Watts & More Ltd. (“W&M”), an early stage start-up company, engaged in the development of energy harvesting and system balancing solutions for electrical sources and, in particular, solar photovoltaic systems. The Company holds approximately 28.6% of W&M’s shares.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investment in W&M was not significant for the year ended December 31, 2010.

NOTE 6 — VARIABLE INTEREST ENTITIES

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

The Company’s VIEs include certain of its wholly owned subsidiaries that own one or more power plants with long-term PPAs. In most cases, the PPAs require the utility to purchase substantially all of the plant’s electrical output over a significant portion of its estimated useful life. Most of the VIEs have associated project financing debt that is non-recourse to the general creditors of the Company, is collateralized by substantially all of the assets of the VIE and those of its wholly owned subsidiaries (also VIEs) and is fully and unconditionally guaranteed by such subsidiaries. The Company has concluded that such entities are VIEs primarily because the entities do not have sufficient equity at risk and/or subordinated financial support is provided through the long-term PPAs. The Company has evaluated each of its VIEs to determine the primary beneficiary by considering the party that has the power to direct the most significant activities of the entity. Such activities include, among others, construction of the power plant, operations and maintenance, dispatch of electricity, financing and strategy. Except for power plants that it acquired, the Company is responsible for the construction of its power plants and generally provides operation and maintenance services. Primarily due to its involvement in these and other activities, the Company has concluded that it directs the most significant activities at each of its VIEs and, therefore, is considered the primary

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficiary. The Company performs an ongoing reassessment of the VIEs to determine the primary beneficiary and may be required to deconsolidate certain of its VIEs in the future. The Company has aggregated its consolidated VIEs into the following categories: (i) wholly owned subsidiaries with project debt; (ii) wholly owned subsidiaries with PPAs; and (iii) less than majority-owned subsidiaries.

Agreement for joint development, construction, ownership and operation of one or more geothermal power plants in Oregon

On October 29, 2010, the Company entered into an agreement to jointly develop, construct, finance, own and operate one or more geothermal power plants in the Crump Geothermal Area located in Lake County, Oregon (the “Crump Project”). Under the terms of the agreement, the other joint owner, Nevada Geothermal Power Inc., contributed all of its rights, titles and interest in the Crump Project, consisting mainly of geothermal rights, to the newly formed entity. The Company paid $0.1 million and will pay an additional $2.4 million over a three-year period to the other joint owner for its ownership interest in the Crump Project and related rights. The Company has a 50% voting interest and will have equal representation with the other joint owner on the governing board. During the development stage of the Crump Project, the Company has the obligation to fund the first $15.0 million on behalf of the Crump Project. All other funding requirements will be required jointly by each owner. If the other joint owner is unable to obtain the necessary capital to fund its share of the Crump Project, the Company will provide financing directly to the joint owner in an aggregate amount of up to $15.0 million. In addition, the Company will be responsible for leading the development of the Crump Project and once operational, will be considered the operator of the facility. At any time during the development or construction of the Crump Project, the Company may terminate its involvement in the Crump Project, whereby the Company would transfer its 50% ownership interest to the other joint owner, at no cost to the other joint owner. If this occur, the Company will have no obligation to make any additional payments to the other joint owner.

The Company concluded that the entity is a VIE primarily because the entity does not have sufficient equity at risk. Through the Company’s equity ownership and other variable interest, the Company determined that it is the primary beneficiary of the Crump Project and therefore will consolidate the assets, liabilities and operations. In making the determination to consolidate, the Company considered the activities that most significantly impact the project’s economic performance, which party has the power to direct those activities, and whether the obligation to absorb the losses or the right to receive the benefits could potentially be significant to the Crump Project. The Company determined that the activities that most significantly impact the economic performance of the Crump Project currently include the development of the project. As the Company is the managing member and is primarily responsible during the development phase and further, since the Company’s obligations and benefits would be significant to the Crump Project, the Company determined that it is the primary beneficiary.

The Company has incurred $3.1 million in development costs of the Crump Project, as of December 31, 2010, which are presented in the Company’s consolidated balance sheet in “construction-in process”. No amounts related to this transaction have been included in the statement of operations and comprehensive income during the year ended December 31, 2010. In addition, the assets related to the Crump Project can only be used to settle the obligations related to the Crump Project.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2010 and 2009:

	December 31, 2010
			Less than Majority-
	Project Debt	PPAs	Owned Subsidiary
	(Dollars in thousands)

Assets:
Restricted cash, cash equivalents and marketable securities	$25,049	$—	$—
Other current assets	55,696	15,530	—
Unconsolidated investments	—	—	—
Property, plant and equipment, net	933,560	437,840	—
Construction-in-process	113,937	29,985	5,929
Other long-term assets	52,484	270	—

Total assets	$1,180,726	$483,625	$5,929

Liabilities:
Accounts payable and accrued expenses	$11,195	$4,533	$—
Long-term debt	361,024	—	—
Other long-term liabilities	85,373	7,121	—

Total liabilities	$457,592	$11,654	$—

	December 31, 2009
	Project Debt	PPAs
	(Dollars in thousands)

Assets:
Restricted cash, cash equivalents and marketable securities	$43,467	$—
Other current assets	58,037	1,459
Unconsolidated investments	33,998	—
Property, plant and equipment, net	866,024	89,822
Construction-in-process	12,151	239,799
Other long-term assets	57,943	—

Total assets	$1,071,620	$331,080

Liabilities:
Accounts payable and accrued expenses	$11,328	$1,749
Long-term debt	400,442	—
Other long-term liabilities	87,181	3,198

Total liabilities	$498,951	$4,947

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

The following table sets forth certain fair value information at December 31, 2010 and 2009 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or Amortized
	Cost at December 31,	Fair Value at December 31, 2010
	2010	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)

Assets
Current assets:
Cash equivalents (including
restricted cash accounts)	$14,370	$14,370	$14,370	$—	$—
Derivatives(1)	—	1,030	—	1,030	—
Non-current assets:
Illiquid auction rate securities
including restricted cash
accounts) ($4.5 million par
value), see below(2)	4,011	3,027	—	—	3,027

	$18,381	$18,427	$14,370	$1,030	$3,027

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Cost or Amortized
	Cost at December 31,	Fair Value at December 31, 2009
	2009	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Assets:
Current assets:
Cash equivalents (including
restricted cash accounts)	$20,227	$20,227	$20,227	$—	$—
Derivatives(1)	—	91	—	91	—
Non-current assets:
Illiquid auction rate securities
including restricted cash
accounts) ($4.5 million par
value), see below(2)	4,099	3,164	—	—	3,164
Liabilities:
Current liabilities:
Derivatives(1)	—	(32)	—	(32)	—

	$24,326	$23,450	$20,227	$59	$3,164

(1)	Derivatives represent foreign currency forward contracts which are valued primarily based on observable inputs including forward and spot prices for currencies.

(2)	Included in the consolidated balance sheets as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Long-term marketable securities	$1,287	$652
Long-term restricted cash, cash equivalents
and marketable securities	1,740	2,512

	$3,027	$3,164

The Company’s financial assets measured at fair value (including restricted cash accounts) at December 31, 2010 and 2009 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for the illiquid auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The Company’s auction rate securities are valued using Level 3 inputs. As of December 31, 2010 and 2009, all of the Company’s auction rate securities are associated with failed auctions. Such securities have par values totaling $4.5 million at December 31, 2010 and 2009, all of which have been in a loss position since the fourth quarter of 2007. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continues to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximates par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities, the Company utilizes valuation models that rely exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality; (v) estimates of the recovery rates

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the event of default for each security; and (vi) overall capital market liquidity. These estimated fair values are subject to uncertainties that are difficult to predict. Therefore, such auction rate securities have been classified as Level 3 in the fair value hierarchy.

The table below sets forth a summary of the changes in the fair value of the Company’s financial assets classified as Level 3 (i.e., illiquid auction rate securities) for the year ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$3,164	$4,945	$8,367
Sale of auction rate securities	—	(2,005)	—
Total unrealized gains (losses):
Included in net income	(137)	(279)	(4,195)
Unrealized losses included in other comprehensive income
in 2007 and expensed in 2008	—	—	773
Realization of unrealized losses due to sale of auction rate securities	—	(430)	—
Included in other comprehensive income	—	933	—

Balance at end of year	$3,027	$3,164	$4,945

Effective April 1, 2009, the Company adopted the recognition and presentation of the other-than-temporary impairments standard, which requires an entity to separate an other-than-temporary impairment of a debt security into two components when there are credit-related losses associated with the impaired security for which management does not have the intent to sell the security and it is not more likely than not, that it will be required to sell the security before recovery of its cost basis. For those securities, the amount of the other-than-temporary impairment related to a credit loss is recognized in earnings and reflected as a reduction in the cost basis of the security, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss with no change to the cost basis of the security. For securities for which there is an intent to sell before recovery of the cost basis, the full amount of the other-than-temporary impairment is recognized in earnings and reflected as a reduction in the cost basis of the security. Upon adoption of this standard, the Company reclassified $1,205,000 (net of taxes of $650,000) to other comprehensive income with an offset to retained earnings related to the other-than-temporary impairment charges previously recognized in earnings. This cumulative effect adjustment related to auction rate securities for which the Company did not have the intent to sell and would not, more likely than not, be required to sell prior to recovery of its cost basis.

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

The funds invested in auction rate securities that have experienced failed auctions will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, or the underlying securities reach

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maturity. As a result, the Company has classified those securities with failed auctions as long-term assets in the consolidated balance sheets as of December 31, 2010 and 2009.

The Company continues to monitor the market for auction rate securities and to consider the market’s impact (if any) on the fair market value of the Company’s investments. If current market conditions deteriorate further, the Company may be required to record additional impairment charges in 2011.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2010.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	December 31,		December 31,
	2010	2009	2010	2009
	(Dollars in millions)		(Dollars in millions)

Orzunil Senior Loans	$1.7	$5.3	$1.7	$5.2
Olkaria III Loan	88.7	96.6	88.4	99.5
Amatitlan Loan	39.5	41.1	39.0	41.1
Senior Secured Notes:
Ormat Funding Corp.(“OFC”)	129.5	132.0	136.3	146.3
OrCal Geothermal Inc.(“OrCal”)	93.5	103.7	95.6	105.8
Senior unsecured bonds	144.8	—	142.0	—
Loans from institutional investors	37.1	20.0	37.2	20.0
Parent Loan	—	9.7	—	9.6

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS

Property, plant and equipment

Property, plant and equipment, net, consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Land owned by the Company where the geothermal resource is located	$25,812	$25,507
Leasehold improvements	1,190	1,086
Machinery and equipment	73,745	64,725
Office equipment	14,979	13,075
Automobiles	5,283	4,679
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America	1,379,565	910,793
Foreign countries	280,525	254,849
Asset retirement cost	9,562	8,474

	1,790,661	1,283,188
Less accumulated depreciation	(365,194)	(284,495)

Property, plant and equipment, net	$1,425,467	$998,693

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 amounted to $80,669,000, $60,811,000, and $51,873,000, respectively. Depreciation expense for the years ended December 31, 2010 is net at $1,382,000 impact of a cash grant received in August 2010 (see Note 1).

U.S. Operations

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $,1,485,527,000 and $1,287,836,000 as of December 31, 2010 and 2009, respectively. This amount as of December 31, 2010 is net of a cash grant in the amount of $106,900,000 received on August 27, 2010 (net of accumulated depreciation of $1,382,000).

The North Brawley power plant (North Brawley) which is under development was tested for impairment in the current year due to the low output and higher than expected operating costs. Based on these indicators, the Company tested North Brawley for recoverability by estimating its future cash flows taking into consideration the various outcomes from different generating capacities, rates to be received under the PPA through the end of its term and expected market rates thereafter, possible penalties for underperformance during periods when the plant is expected to operate below the stated capacity in the PPA, projected capital expenditures to complete development of the plant and projected operating expenses over the life of the plant. The Company applied a probability-weighted approach and considered alternative courses of action.

Using a probability-weighted approach, the estimated undiscounted cash flows exceed the carrying value of the plant ($245 million as of December 31, 2010) by approximately $46 million and therefore, no impairment occurred. Estimated undiscounted cash flows are subject to significant uncertainties. If actual cash flows differ from the Company’s current estimates due to factors that include, among others, if the plant’s generating capacity is less than approximately 45 MW, or if the capital expenditures required to complete development of the plant and/or future operating costs exceed the level of our current projections, a material impairment write-down may be required in the future.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Operations

The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $210,574,000 and $229,452,000 as of December 31, 2010 and 2009, respectively.

The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”) owns and operates geothermal power plants in Kenya. The net book value of assets associated to the power plants was $111,112,000 and $110,810,000 as of December 31, 2010 and 2009, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA.

Pursuant to an agreement with Empresa Nicaraguense de Electricitdad (“ENEL”), a Nicaraguan power utility, the Company rehabilitated existing wells, drilled new wells, and is operating the geothermal facilities. The Company owns the plants for a fifteen-year period ending in 2014, at which time they will be transferred to ENEL at no cost. The net book value of the assets related to the plant and wells was $10,509,000 and $14,216,000 at December 31, 2010 and 2009, respectively.

The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (“Orzunil”), owns a power plant in Guatemala. The geothermal resources used by the power plant are owned by Instituto Nacional de Elecrification (“INDE”), a Guatemalan power utility, who granted the use of these resources to Orzunil for the period of the PPA. The net book value of the assets related to the power plant was $27,836,000 and $30,776,000 at December 31, 2010 and 2009, respectively.

The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $46,995,000 and $48,623,000 at December 31, 2010 and 2009, respectively.

The Company, through its wholly owned subsidiary, Geothermal Development Limited (“GDL”), owned a power plant in New Zealand. The net book value of the assets related to the power plant was $11,940,000 at December 31, 2009. The former shareholder of GDL exercised its call option to purchase from the Company its shares in GDL in January 2010 (see Note 17).

Construction-in-process

Construction-in-process consists of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Projects under exploration and development:
Up-front bonus lease costs	$33,600	$15,867
Exploration and development costs	20,997	17,698
Interest capitalized	100	52

	54,697	33,617

Projects under construction:
Up-front bonus lease costs	31,179	3,179
Drilling and construction costs	176,968	442,218
Interest capitalized	7,790	39,581

	215,937	484,978

Total	$270,634	$518,595

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present a rollforward of the construction-in-process for the years ended December 31, 2010, 2009, and 2008:

	Projects Under Exploration and Development
	Up-Front Bonus	Exploration and	Interest
	Lease Costs	Development Costs	Capitalized	Total
	(Dollars in thousands)

Balance at December 31, 2007	$8,207	$16,028	$205	$24,440
Cost incurred during the year	9,079	33,568	2,280	44,927
Write off of unsuccessful exploration costs	—	(9,278)	(550)	(9,828)
Transfer of projects under exploration and development to projects under construction	—	(23,261)	(1,320)	(24,581)

Balance at December 31, 2008	17,286	17,057	615	34,958
Cost incurred during the year	1,760	24,961	2,003	28,724
Write off of unsuccessful exploration costs	—	(1,505)	(862)	(2,367)
Transfer of projects under exploration and development to projects under construction	(3,179)	(22,815)	(1,704)	(27,698)

Balance at December 31, 2009	15,867	17,698	52	33,617
Cost incurred during the year	17,733	21,483	158	39,374
Write off of unsuccessful exploration costs	—	(2,940)	(110)	(3,050)
Transfer of projects under exploration and development to projects under construction	—	(15,244)	—	(15,244)

Balance at December 31, 2010	$33,600	$20,997	$100	$54,697

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Projects Under Construction
	Up-Front Bonus	Drilling and
	Lease Costs	Construction Costs	Interest Capitalized	Total
	(Dollars in thousands)

Balance at December 31, 2007	$—	$212,704	$5,077	$217,781
Cost incurred during the year	—	346,298	19,032	365,330
Transfer of completed projects to property, plant and equipment	—	(237,824)	(10,602)	(248,426)
Transfer from projects under exploration and development	—	23,261	1,320	24,581

Balance at December 31, 2008	—	344,439	14,827	359,266
Cost incurred during the year	—	191,470	25,393	216,863
Transfer of completed projects to property, plant and equipment	—	(116,506)	(2,343)	(118,849)
Transfer from projects under exploration and development	3,179	22,815	1,704	27,698

Balance at December 31, 2009	3,179	442,218	39,581	484,978
Cost incurred during the year	28,000	249,072	9,335	286,407
Transfer of completed projects to property, plant and equipment	—	(529,566)	(41,126)	(570,692)
Transfer from projects under exploration and development	—	15,244	—	15,244

Balance at December 31, 2010	$31,179	$176,968	$7,790	$215,937

NOTE 9 — INTANGIBLE ASSETS

Intangible assets consist mainly of the Company’s PPAs acquired in business combinations and amounted to $40,274,000 and $41,981,000, net of accumulated amortization of $22,086,000 and $18,907,000, as of December 31, 2010 and 2009, respectively. Amortization expense for the years ended December 31, 2010, 2009, and 2008 amounted to $3,179,000, $3,197,000, and $3,136,000, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2010 is as follows:

(Dollars in thousands)

Year ending December 31:
2011	$3,236
2012	3,236
2013	3,236
2014	3,236
2015	3,236
Thereafter	24,094

Total	$40,274

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Trade payables	$51,915	$46,410
Salaries and other payroll costs	10,519	10,441
Customer advances	2,903	6,511
Accrued interest	6,383	2,061
Income tax payable	5,305	2,589
Property tax	2,960	1,629
Scheduling and transmission	1,376	871
Royalty	1,058	703
Other	3,130	2,778

Total	$85,549	$73,993

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — LONG-TERM DEBT AND CREDIT AGREEMENTS

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2010	2009
	(Dollars in thousands)

Limited and non-recourse agreements:
Non-recourse agreement:
Senior loans (the Zunil power plant)	$1,713	$5,225
Loan agreement (the Olkaria III power plant)	88,420	99,474
Loan agreement (the Amatitlan power plant)	39,019	41,056
Limited recourse agreement:
Credit facility agreement	—	2,588

	129,152	148,343
Less current portion	(15,020)	(19,191)

Non current portion	$114,132	$129,152

Full recourse agreements:
Senior unsecured bonds	$142,003	$—
Loans from institutional investors	57,176	40,000
Loan from a commercial bank	40,000	50,000

	239,179	90,000
Less current portion	(13,010)	(12,823)

Non current portion	$226,169	$77,177

Revolving credit lines with banks	$189,466	$116,464

Senior Secured Notes (non-recourse):
Ormat Funding Corp. (“OFC”)	$136,312	$146,323
OrCal Geothermal Inc. (“OrCal”)	95,560	105,776

Total	231,872	252,099
Less current portion	(20,990)	(20,227)

Non current portion	$210,882	$231,872

Senior Loan (the Zunil Power Plant)

Orzunil, a wholly owned subsidiary of the Company, has a senior loan agreement with International Finance Corporation (“IFC”). The loan matures on November 15, 2011, and is payable in 47 quarterly installments. The loan has a fixed annual interest rate of 11.775%.

There are various restrictive covenants under this senior loan, which include limitations on Orzunil’s ability to make distributions to its shareholders. Management believes that as of December 31, 2010, Orzunil was in compliance with the covenants under this senior loan.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan Agreement (the Olkaria III Complex)

In March 2009, the Company’s wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”), entered into a project financing loan of $105.0 million to refinance its investment in the 48 MW Olkaria III complex located in Kenya (the “Olkaria Loan”). The Company initially financed the construction of Phase I and Phase II of the project, as well as the drilling of wells with corporate funds. The Olkaria Loan is provided by a group of European Development Finance Institutions (“DFIs”) arranged by DEG — Deutsche Investitions — und Entwicklungsgesellschaft mbH (“DEG”). The first disbursement of $90.0 million occurred on March 23, 2009 and the second disbursement of $15.0 million occurred on July 10, 2009. The Olkaria Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments, commencing December 15, 2009. Interest on the Olkaria Loan is variable based on 6-month LIBOR plus 4.0% and the Company had the option to fix the interest rate upon each disbursement. Upon the first disbursement, the Company fixed the interest rate on $77.0 million of the Olkaria Loan at 6.9% per annum.

There are various restrictive covenants under the Olkaria Loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. Management believes that as of December 31, 2010, OrPower 4 was in compliance with the covenants under the Olkaria Loan.

Debt service reserve

As required under the terms of the Olkaria Loan, OrPower 4 maintains an account which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Olkaria Loan in the following six months. This restricted cash account is classified as current in the consolidated balance sheet. As of December 31, 2010, the balance of such account was $10.5 million. In addition, as of December 31, 2010 and 2009, part of the restricted cash accounts were funded by a letter of credit in the amount of $5.9 million for both years.

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

There are various restrictive covenants under the Amatitlan Loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. Management believes that as of December 31, 2010, Ortitlan was in compliance with the covenants under the Amatitlan Loan.

Debt service reserve

As required under the terms of the Amatitlan Loan, Ortitlan maintains an account which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Amatitlan Loan in the following three months. This restricted cash account is classified as current in the consolidated balance sheet. As of December 31, 2010 and 2009, the balance of such account was $2.0 million and $4.5 million, respectively.

Credit Facility Agreement (the Momotombo Power Plant)

Ormat Momotombo Power Company, a wholly owned subsidiary of the Company, entered into a credit facility agreement with Bank Hapoalim B.M. The loans under the credit facility agreement were fully repaid during the year ended December 31, 2010.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

OFC Senior Secured Notes

On February 13, 2004, Ormat Funding Corp. (“OFC”), a wholly owned subsidiary, issued $190.0 million, 8 1/4% Senior Secured Notes (“OFC Senior Secured Notes”) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million, which have been included in deferred financing costs in the consolidated balance sheet. The OFC Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments that commenced on June 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. Management believes that as of December 31, 2010, OFC was in compliance with the covenants contained in the indenture governing the OFC Senior Secured Notes.

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

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheet. As of December 31, 2010 and 2009, the balance of such account was $1.4 million and $0.1 million, respectively. In addition, as of December 31, 2010 and 2009, part of the restricted cash accounts was funded by a letter of credit in the amount of approximately $11.1 million (see Note 23).

OrCal Senior Secured Notes

On December 8, 2005, OrCal Geothermal Inc. (“OrCal”), a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (“OrCal Senior Secured Notes”) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended, and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million, which have been included in deferred financing costs in the consolidated balance sheet. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments which commenced on June 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, and those of its subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. Management believes that as of December 31, 2010, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheet. As of December 31, 2010 and 2009, the balance of such account was $0.3 million and $2.6 million, respectively. In addition, as of December 31, 2010 and 2009, part of the restricted cash accounts was funded by a letter of credit in the amount of $10.8 million and $11.3 million, respectively. (see Note 23).

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

In February 2011, the Company accepted subscription for, an aggregate principal amount of approximately $108.0 million of additional senior unsecured bonds (the “Additional Bonds”) under two addendums to the trust instrument. The Company issued the Additional Bonds outside the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act of 1933, as amended. The terms and conditions of the Additional Bonds are identical to the original Bonds. The Additional Bonds were issued at a premium which reflects an effective fixed interest of 6.75% per annum.

Loans from institutional investors

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

In November 2010, the Company entered into a 6-year loan agreement of $20.0 million with a group of institutional investors (the “Third Loan”). The Third Loan matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears annual interest of 5.75%.

Loan from a commercial bank

On November 4, 2009, the Company entered into a 5-year loan agreement of $50.0 million with a commercial bank. The bank loan matures on November 10, 2014 and is payable in 10 semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%.

Revolving credit lines with commercial banks

As of December 31, 2010, the Company has credit agreements with five commercial banks for an aggregate amount of $365.0 million. Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $315.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $50.0 million. The credit agreements mature between May 2011 and September 2013. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of December 31, 2010, loans in the total amount of $189.5 million were outstanding, and letters of credit with an aggregate stated amount of $29.5 million were issued and outstanding under such credit agreements. The $189.5 million in loans are for terms of three months or less, The Company intends to replace them with new draw-downs from the same or other lines of credit and with the proceeds from the issuance of the Additional Bonds in February 2011 (see above), therefore such amounts are classified as long-term debt. The loans bear interest at an annual weighted average rate of 2.03% as of December 31, 2010.

Restrictive covenants

Under the credit agreements, the loan agreements, and the trust instrument governing the Bonds, described above, are unsecured, but the Company is subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of their assets, or a change of control in the Company’s ownership structure. Some of the credit agreements, the loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company agreed to maintain certain financial ratios such as a debt to equity ratio, and a debt to adjusted EBITDA ratio. There are also certain restrictions on distribution of dividends. The Company does not expect that these covenants or ratios, which apply to the Company on a consolidated basis, will materially limit its ability to execute its future business plans or operations. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement. Management believes that as of December 31, 2010, the Company was in compliance with the covenants under the credit agreements, the loan agreements and the trust instrument.

Credit agreement with Union Bank

On February 15, 2006, a subsidiary of the Company entered into a $25.0 million credit agreement with Union Bank, N.A. (“Union Bank”). In December 2008, the subsidiary entered into an amendment to the credit agreement. Under the amendment, the credit termination date was extended to February 15, 2012 and the aggregate amount available under the credit agreement was increased to $37.5 million. Under the credit agreement, as amended, the Company can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company has entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee the subsidiary’s obligations under the credit agreement. The subsidiary’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets. There are various restrictive covenants under the credit agreement, which include maintaining certain levels of tangible net worth, leverage ratio, minimum coverage ratio, and a distribution coverage ratio. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios. Management believes that as of December 31, 2010, the Company was in compliance with the covenants under the credit agreement. As of December 31, 2010, thirteen letters of credit with an aggregated stated amount of $34.4 million were issued and outstanding under the credit agreement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of December 31, 2010 are as follows:

(Dollars in thousands)

Year ending December 31:
2011	$49,021
2012	54,287
2013	56,776
2014	59,896
2015	53,368
Thereafter	326,855

Total	$600,203

NOTE 12 — PUNA POWER PLANT LEASE TRANSACTIONS

In 2005, the Company’s wholly owned subsidiary in Hawaii, Puna Geothermal Ventures (“PGV”), entered into transactions involving the Puna geothermal power plant located on the Big Island of Hawaii (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased its geothermal power plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the “Deferred Lease Income”). The carrying value of the leased assets as of December 31, 2010 and 2009 amounted to $45.1 million and $47.8 million, net of accumulated depreciation of $17.3 million and $14.6 million, respectively. The unrelated company (the “Lessor”) simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the “Project Lease”). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with Hawaii Electric Light Company (“HELCO”). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

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

Future minimum lease payments under the Project Lease, as of December 31, 2010, are as follows:

(Dollars in thousands)

Year ending December 31:
2011	$8,061
2012	8,199
2013	8,062
2014	8,647
2015	8,222
Thereafter	38,996

Total	$80,187

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $8.1 million and $11.7 million as of December 31, 2010 and 2009, respectively, and were included in restricted cash accounts in the consolidated balance sheets. As of December 31, 2010 and 2009, $1.7 million and $2.5 million, respectively, of such accounts were classified as non-current, since they are invested in auction rate securities which experienced multiple failed auctions due to a lack of liquidity in the market for these securities, as explained in Note 7, and the remaining $6.4 million and $9.2 million, respectively, were classified as current as they are used for current payments.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to the Company’s wholly owned subsidiary, Ormat Nevada Inc. (“Ormat Nevada”). The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of December 31, 2010 and 2009, the balance of such account was $0 and $0.7 million respectively. This amount can be distributed to Ormat Nevada currently and has been classified as current restricted assets.

NOTE 13 — OPC TRANSACTION

In June 2007, Ormat Nevada entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. ( Morgan Stanley Geothermal LLC and Lehman-OPC LLC), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”), entitling the investors to certain tax benefits (such as production tax credits and accelerated depreciation) and distributable cash associated with four geothermal power plants.

The first closing under the agreements occurred in 2007 and covered the Company’s Desert Peak 2, Steamboat Hills, and Galena 2 power plants. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 power plant. The investors paid $63.0 million at the second closing.

Ormat Nevada continues to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants until it recovered the capital that it has invested in the power plants, which occurred in the fourth quarter of 2010, while the investors receive substantially all of the production tax credits and the taxable income or loss (together, the “Economic Benefits”), and receive the distributable cash flow after Ormat Nevada recovered its capital. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the “Flip Date”), Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the power plants.

The Class B membership units are provided with a 5% residual economic interest in OPC. The 5% residual interest commences on achievement by the investors of a contractually stipulated return that triggers the Flip Date. The actual Flip Date is not known with certainty and is determined by the operating results of OPC. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. Cash is distributed each period in accordance with the cash allocation percentages stipulated in the agreements. Until the fourth quarter of 2010, Ormat Nevada was allocated the cash earnings in OPC and therefore, the amount allocated to the 5% residual interest represented the noncash loss of OPC which principally represented depreciation on the property, plant and equipment. As from the fourth quarter of 2010, the distributable cash is allocated

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Class B membership units. As a result of the acquisition by Ormat Nevada, on October 30, 2009, of all of the Class B membership units of OPC held by Lehman-OPC LLC (see below), the residual interest decreased to 3.5%. Such residual interest increased to 5% on February 3, 2011 when Ormat Nevada sold it Class B membership units to JPM Capital Corporation (“JPM”) (see below).

The Company’s voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. The Company owned, through its subsidiary, Ormat Nevada, all of the Class A membership units, which represent 75% of the voting rights in OPC, and 30% of the Class B membership units, which represent 7.5% of the voting rights of OPC from October 30, 2009 to February 3, 2011. In total the Company had 82.5% of the voting rights in OPC as of December 31, 2010. The investors owned 70% of the Class B membership units, which represented 17.5% of the voting rights of OPC, as of December 31, 2010. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investor’s voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the Flip Date and therefore has continued to consolidate OPC.

On October 30, 2009, Ormat Nevada acquired from Lehman-OPC all of the Class B membership units of OPC held by Lehman-OPC LLC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing. As a result, the repurchase of these interests at a discount resulted in a pre-tax gain of $13.3 million in the year ended December 31, 2009. In addition, an amount of approximately $1.1 million has been reclassified from noncontrolling interest to additional paid-in capital representing the 1.5% residual interest of Lehman-OPC LLC’s Class B membership units. As a result of that transaction, Lehman-OPC LLC has no further interest in OPC.

On February 3, 2011, Ormat Nevada sold to JPM all of the Class B membership units of OPC that it had acquired on October 30, 2010 for a sale price of $24.9 million in cash. The Company will not record any gain from the sale of its Class B membership interests in OPC to JPM.

NOTE 14 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Balance at beginning of year	$14,238	$13,438
Liability associated with acquisition of controlling interest in a subsidiary	3,342	—
Changes in price estimates	527	(686)
Liabilities incurred	547	426
Accretion expense	1,249	1,060

Balance at end of year	$19,903	$14,238

During the year ended December 31, 2010, the Company increased the aggregate carrying amount of its asset retirement obligation by $527,000 due to increased costs associated with demolition and abandonment of property, plant and equipment. During the year ended December 31, 2009, the Company decreased the aggregate carrying amount of its asset retirement obligation by $686,000 due to decreased costs associated with demolition and abandonment of property, plant and equipment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 — STOCK-BASED COMPENSATION

The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2010, the total future compensation cost related to unvested stock-based awards that are expected to vest is $9,657,000, which amount will be recognized over a weighted average period of 1.3 years.

During the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except
	per share data)

Cost of revenues	$4,403	$3,296	$2,471
Selling and marketing expenses	780	708	221
General and administrative expenses	2,195	1,751	1,752

Total stock-based compensation expense	7,378	5,755	4,444
Tax effect on stock-based compensation expense	924	701	483

Net effect of stock-based compensation expense	$6,454	$5,054	$3,961

Effect of stock-based compensation expense on earnings per share	$0.14	$0.11	$0.09

During the fourth quarter of 2010, the Company evaluated the trends in the stock-based award forfeiture rate and came to the conclusion that the actual rate is 5.7%. This change resulted in an increase in the stock-based award expenses of approximately $1.0 million.

Valuation assumptions

The fair value of each grant of stock-based awards is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. In the absence of enough historical information, the expected term was determined using the simplified method giving consideration to the contractual term and vesting schedule. Since the Company does not have any traded stock-based award and was listed for trading on the New York Stock Exchange beginning in November 2004, the Company’s expected volatility was calculated based on the Company’s historical volatility and for the period of time prior to the Company’s listing, the historical volatility of the Parent. There is a high correlation between the stock behavior of the Company and its Parent. The dividend yield forecast is expected to be 20% of the Company’s yearly net profit, which is equivalent to a 0.72% yearly weighted average dividend rate in the year ended December 31, 2010. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.

The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2010	2009	2008

For stock options issued by the Company:
Risk-free interest rates	2.5%	1.6%	2.7%
Expected lives (in years)	5.1	5.1	5.0
Dividend yield	0.72%	0.38%	0.37%
Expected volatility	47.6%	48.6%	38.5%
Forfeiture rate	13.0%	13.0%	13.0%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based awards

The 2004 Incentive Compensation Plan

In 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested shares may be exercised for up to ten years from the date of grant. The shares of common stock will be issued upon exercise of options or SARs from the Company’s authorized share capital.

The following table summarizes the status of the 2004 Incentive Plan as of and for the years presented below (shares in thousands):

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,745	$36.08	1,233	$39.14	817	$35.38
Granted, at fair value:
Stock Options	37	28.39	30	38.50	481	44.53
SARs*	592	29.95	573	26.84
Exercised	—	—	(79)	15.96	(29)	11.36
Forfeited	(39)	38.96	(12)	44.20	(36)	40.01

Outstanding at end of year	2,335	34.35	1,745	36.08	1,233	39.14

Options exercisable at end of year	621	37.65	331	35.23	230	27.61

Weighted-average fair value of options granted during the year		$12.51		$11.63		$16.48

*	Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

As of December 31, 2010, 1,239,699 shares of the Company’s common stock are available for future grants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock-based awards outstanding at December 31, 2010 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining			Remaining
	Number of	Contractual		Number of	Contractual
Exercise	Shares	Life in	Aggregate	Shares	Life in	Aggregate
Price	Outstanding	Years	Intrinsic Value	Exerciseble	Years	Intrinsic Value
			(Dollars in thousands)			(Dollars in thousands)

$15.00	34	3.8	$500	34	3.8	$500
20.10	8	3.8	71	8	3.8	71
25.74	22	4.8	84	22	4.8	84
26.84	570	5.2	1,562	—	—	—
28.19	30	6.8	42	—	—	—
29.21	7	6.7	3	—	—	—
29.95	592	6.7	—	—	—	—
34.13	232	5.3	—	232	5.3	—
37.90	15	2.8	—	15	2.8	—
38.50	22	5.8	—	—	—	—
38.85	8	3.2	—	8	3.2	—
42.08	350	3.3	—	174	3.3	—
45.78	423	4.3	—	106	4.3	—
52.98	22	3.8	—	22	3.8	—

	2,335	5.1	$2,262	621	4.3	$655

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock-based awards outstanding at December 31, 2009 (shares in thousands):

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining			Remaining
	Number of	Contractual		Number of	Contractual
Exercise	Shares	Life in	Aggregate	Shares	Life in	Aggregate
Price	Outstanding	Years	Intrinsic Value)	Exerciseble	Years	Intrinsic Value
			(Dollars in thousands)			(Dollars in thousands)

$15.00	34	4.8	$787	34	4.8	$787
20.10	8	4.8	133	8	4.8	133
25.74	30	5.8	363	30	5.8	363
26.84	572	6.2	6,294	—	—	—
34.13	232	6.3	860	111	6.3	413
37.90	23	3.8	—	23	3.8	—
38.50	30	6.8	—	—	—	—
38.85	8	4.2	—	8	4.2	—
42.08	350	4.3	—	87	4.3	—
45.78	428	5.3	—	—	—	—
52.98	30	4.8	—	30	4.8	—

	1,745	5.5	8,437	331	5.2	$1,696

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $29.58 and $37.84 as of December 31, 2010 and 2009, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based award exercisable as of December 31, 2010 and 2009 was 64,301 and 183,396, respectively.

The total pretax intrinsic value of stock-based award exercised during the years ended December 31, 2009 and 2008 was $1,835,000 and $597,000, respectively, based on the Company’s average stock price of $35.98 and $42.01 during the years ended December 31, 2009 and 2008, respectively. No options were exercised during the year ended December 31, 2010.

The Parent’s Stock Option Plans

The Parent had four stock option plans. Under the Parent’s stock option plans, employees of the Company were granted options in the Parent’s ordinary shares, which are registered and traded on the Tel-Aviv Stock Exchange. None of the options were exercisable or convertible into shares of the Company.

As of December 31, 2010 and 2009, all the options under the parent stock options plans have been fully exercised or expired, and no shares of the Parent’s ordinary shares are available for future grants.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the status of the Parent’s Plans as of and for the periods presented below (shares in thousands):

	Year Ended December 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	284	$3.78	403	$3.68
Exercised	(284)	3.78	(97)	3.78
Expired	—	—	(1)	1.75
Forfeited	—	—	(21)	1.97

Outstanding at end of year	—	—	284	3.78

Options exercisable at end of year	—	—	284	$3.78

The total pretax intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $1,163,000 and $1,130,985 based on the Parent’s average stock price of $7.88 and $13.19 during the year ended December 31, 2009 and 2008, respectively. No options were exercised during the year ended December 31, 2010.

NOTE 16 — POWER PURCHASE AGREEMENTS

Substantially all of the Company’s electricity revenues are recognized pursuant to PPAs in the U.S. and in various foreign countries, including Kenya, Nicaragua, and Guatemala. These PPAs generally provide for the payment of energy payments or both energy and capacity payments through their respective terms which expire in varying periods from 2014 to 2034. Generally, capacity payments are calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, short-run avoided cost (“SRAC”) (the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. One PPA gives the power purchaser or its designee the right of first refusal to acquire the geothermal power plants at fair market value. Upon satisfaction of certain conditions specified in this PPA and subject to receipt of requisite approvals and negotiations between the parties, the Company has the right to demand that the power purchaser acquire the power plant at fair market value. The Company’s subsidiaries in Nicaragua and Guatemala sell power at an agreed upon price subject to terms of a “take or pay” PPA.

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

As discussed in Note 1, the Company assessed all PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003, and concluded that all such PPAs contained a lease element requiring

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease accounting. Future minimum lease revenues under PPAs which contain a lease element as of December 31, 2010 were as follows:

(Dollars in thousands)

Year ending December 31:
2011	$200,187
2012	199,033
2013	201,607
2014	203,672
2015	206,828
Thereafter	2,012,122

Total	$3,023,449

NOTE 17 — DISCONTINUED OPERATIONS

In January 2010, a former shareholder of Geothermal Development Limited (“GDL”) who is the owner of an 8 MW power plant in New Zealand exercised a call option to purchase from the Company its shares in GDL for approximately $2.8 million. In addition, the Company received $17.7 million to repay the loan a subsidiary of the Company provided to GDL to build the plant. The Company did not exercise its right of first refusal and, therefore, the Company transferred its shares in GDL to the former shareholder after the former shareholder paid all of GDL’s obligations to the Company. As a result, the Company recorded a pre-tax gain of approximately $6.3 million in the year ended December 31, 2010 ($4.3 million after-tax).

The net assets of GDL on January 1, 2010 were as follows:

(Dollars in thousands)

Cash and cash equivalents	$871
Accounts receivables	434
Prepaid expenses and other	184
Property, plant and equipment	16,293
Accounts payables and accrued liabilities	(164)
Other comprehensive income — translation adjustments	(156)

Net assets	$17,462

The operations and gain on sale of GDL have been included in discontinued operations in the consolidated statements of operations and comprehensive income for all periods prior to the sale of GDL in January 2010. Electricity revenues related to GDL were $3.2 million and $0.9 million in the years ended December 31, 2009 and 2008, respectively none in the year ended December 31, 2010). Basic and diluted earnings per share related to the $4.3 million after-tax gain on sale of GDL was $0.10 in the year ended December 31, 2010. Basic and diluted earnings (loss) per share related to income (loss) from discontinued operations was $0.08 and $(0.05) in the years ended December 31, 2009 and 2008, respectively (none in the year ended December 31, 2010).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Parent	$310	$1,121	$3,598
Interest related to sale of tax benefits	5,429	7,568	7,268
Other	44,227	34,947	25,391
Less — amount capitalized	(9,493)	(27,395)	(21,312)

	$40,473	$16,241	$14,945

NOTE 19 — INCOME TAXES

Income before provision for income taxes and equity in income of investees consisted of:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

U.S.	$(3,715)	$38,371	$35,822
Non-U.S. (foreign)	34,497	39,989	13,276

	$30,782	$78,360	$49,098

The components of income tax expense (income) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Current:
State	$115	$885	$(662)
Foreign	10,926	12,082	1,779

	$11,041	$12,967	$1,117

Deferred:
Federal	(15,863)	2,114	3,063
State	1,062	1,359	1,295
Foreign	2,662	(1,010)	(165)

	(12,139)	2,463	4,193

	$(1,098)	$15,430	$5,310

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Deferred tax expense (exclusive of the effect of other components listed below)	$16,480	$(6,082)	$6,014
Benefit of operating loss carryforwards — U.S.	(45,540)	(23,036)	4,278
Change in foreign income tax	9,008	9,134	402
Change in lease transaction	769	3,919	(943)
Change in tax monetization transaction	8,690	7,858	4,947
Change in intangible drilling costs	12,497	21,659	—
Benefit of production tax credits	(14,043)	(10,989)	(10,505)

	$(12,139)	$2,463	$4,193

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2010	2009	2008

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.2	2.6	1.4
Effect of foreign income tax, net	4.5	(3.8)	(6.3)
Production tax credits	(45.7)	(13.2)	(22.9)
Other, net	(0.7)	(0.3)	2.3

Effective tax rate	(3.7)%	20.3%	9.5%

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(30,233)	$(21,225)
Depreciation	(80,318)	(74,961)
Intangible drilling costs	(34,156)	(21,659)
Net capital loss carryforward — U.S.	95,536	49,996
Tax monetization transaction	(26,092)	(17,402)
Lease transaction	5,609	6,378
Investment tax credits	1,971	1,971
Production tax credits	48,255	34,212
Stock options amortization	2,276	1,375
Unconsolidated investment	—	(5,949)
Accrued liabilities and other	5,468	(2,841)

	(11,684)	(50,105)
Less valuation allowance	(433)	—

Total	$(12,117)	$(50,105)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income prior to expiration of the net operating loss (“NOL”) carryforwards and tax credits. Although realization is not assured, management believes it is more likely than not that the deferred tax assets at December 31, 2010, net of an immaterial valuation allowance related to state income taxes of $0.4 million, will be realized.

At December 31, 2010, the Company had U.S. federal NOL carryforwards of approximately $255.8 million and state NOL carryforwards of approximately $105.5 million, net of valuation allowance of $0.6 million, available to reduce future taxable income, which expire between 2021 and 2031 for federal NOLs and between 2015 and 2031 for state NOLs. The investment tax credits in the amount of $2.0 million at December 31, 2010 are available for a 20-year period and expire in 2022 and 2024. The production tax credits in the amount of $48.3 million at December 31, 2010 are available for a 20-year period and expire between 2026 and 2031.

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $196.5 million at December 31, 2010. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

Uncertain tax positions

The liability for unrecognized tax benefits of $5.4 million and $4.9 million at December 31, 2010 and 2009, respectively, would impact the Company’s effective tax rate, if recognized. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$4,931	$3,425	$5,330
Additions based on tax positions taken in prior years	823	964	929
Additions based on tax positions taken in the current year	260	1,282	814
Reduction based on tax positions taken in prior years	(583)	—	—
Decrease for settlements with taxing authorities	—	(740)	(3,648)

Balance at end of year	$5,431	$4,931	$3,425

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of December 31, 2010, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2010 and by local state jurisdictions for the years 2002-2010.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2007 — 2010
Nicaragua	2006 — 2010
Kenya	2006 — 2010
Guatemala	2005 — 2010
Philippines	2006 — 2010
New Zealand	2005 — 2010

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

Tax benefits in the U.S.

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the recently enacted the ARRA. The Company is permitted to claim 30% of the cost of each new geothermal power plant in the United States as an investment tax credit against its federal income taxes. Alternatively, the Company is permitted to claim a production tax credit, which in 2010 was 2.2 cents per kWh and which is adjusted annually for inflation. The production tax credit may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the power plant must choose between the production tax credit and the 30% investment tax credit described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether the Company claims the production tax credit or the investment tax credit, it is also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If the Company claims the investment tax credit, the Company’s “tax base” in the plant that it can recover through depreciation must be reduced by half of the tax credit. If the Company claims the production tax credit, there is no reduction in the tax basis for depreciation. Companies that place qualifying renewable energy facilities in service, during 2009, 2010 or 2011, or that begin construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and place them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Treasury in an amount equal to the investment tax credit. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

On June 7, 2007 and April 17, 2008, a wholly-owned subsidiary, Ormat Nevada, concluded transactions to monetize production tax credits and other favorable tax attributes (see Note 13).

Income taxes related to foreign operations

Guatemala — The enacted tax rate is 31%. Orzunil, a wholly owned subsidiary, was granted a benefit under a law which promotes development of renewable power sources. The law allows Orzunil to reduce the investment made in its geothermal power plant from income tax payable, which reduces the effective tax rate to zero. Ortitlan, another wholly owned subsidiary, was granted a tax exemption for a period of ten years ending August 2017. The effect of the tax exemption in the years ended December 31, 2010, 2009, and 2008 is $3.2 million, $3.8 million, and $3.9 million, respectively ($0.07, $0.08, and $0.09 per share of common stock, respectively).

Israel — The Company’s operations in Israel through its wholly owned Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems”), are taxed at the regular corporate tax rate of 27% in 2008, 26% in 2009, 25% in 2010, 24% in

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, 23% in 2012, 22% in 2013, 21% in 2014, 20% in 2015, and 18% in 2016 and thereafter. Ormat Systems is entitled to “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income is subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income will be subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems may opt whether to irrevocably implement the new law while waiving benefits provided under the current law or keep implementing the current law during the next years. Changing from the current law to the new law is permissible at any stage.

Other significant foreign countries — The Company’s operations in Nicaragua, Kenya, and New Zealand are taxed at the rates of 25%, 37.5%, and 33%, respectively.

NOTE 20 — BUSINESS SEGMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)

Year Ended December 31, 2010
Net revenues from external customers	$291,820	$81,410	$373,230
Intersegment revenues	—	70,275	70,275
Depreciation and amortization expense	84,276	2,485	86,761
Operating income	12,782	10,786	23,568
Segment assets at year end*	1,954,778	88,550	2,043,328
Expenditures for long-lived assets	280,090	3,223	283,313

* Including unconsolidated investments	2,244	2,000	4,244

Year Ended December 31, 2009
Net revenues from external customers	$252,621	$159,389	$412,010
Intersegment revenues	—	33,751	33,751
Depreciation and amortization expense	62,283	2,093	64,376
Operating income	45,335	21,259	66,594
Segment assets at year end*	1,766,519	97,674	1,864,193
Expenditures for long-lived assets	265,252	5,371	270,623

* Including unconsolidated investments	35,188	—	35,188

Year Ended December 31, 2008
Net revenues from external customers	$251,373	$92,577	$343,950
Intersegment revenues	—	81,557	81,557
Depreciation and amortization expense	58,560	1,568	60,128
Operating income	44,979	5,673	50,652
Segment assets at year end*	1,555,315	75,661	1,630,976
Expenditures for long-lived assets	412,734	3,872	416,606

* Including unconsolidated investments	30,131	—	30,131

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues:
Total segment revenues	$373,230	$412,010	$343,950
Intersegment revenues	70,275	33,751	81,557
Elimination of intersegment revenues	(70,275)	(33,751)	(81,557)

Total consolidated revenues	$373,230	$412,010	$343,950

Operating income:
Operating income	$23,568	$66,594	$50,652
Interest income	343	639	3,118
Interest expense, net	(40,473)	(16,241)	(14,945)
Foreign currency translation and transaction gains (losses)	1,557	(1,695)	(8,616)
Income attributable to sale of equity interest	8,729	15,515	18,118
Gain from extinguishment of liability	—	13,348	—
Gain on acquisition of controlling interest	36,928	—	—
Other non-operating income, net	130	200	771

Total consolidated income before income taxes and equity in income of investees	$30,782	$78,360	$49,098

The Company sells electricity and products for power plants and others, mainly to the geographical areas according to location of the customers, as detailed below. The following tables present certain data by geographic area:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Revenues from external customers attributable to:(1)
North America	$241,732	$248,357	$252,557
Pacific Rim	6,878	28,924	20,375
Latin America	57,853	79,683	33,874
Africa	35,225	34,857	10,704
Far East	1,964	3,850	6,030
Europe	29,578	16,339	20,410

Consolidated total	$373,230	$412,010	$343,950

(1)	Revenues as reported in the geographic area in which they originate.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2010	2009	2008
	(Dollars in thousands)

Long-lived assets (primarily power plants and related assets) located in:
North America	$1,536,583	$1,341,863	$1,181,714
Latin America	89,980	80,687	94,464
Africa	115,245	131,997	113,157
Europe	13,584	12,846	9,572
Pacific Rim and Far East	—	12,816	9,873

Consolidated total	$1,755,392	$1,580,209	$1,408,780

The following table presents revenues from major customers:

	Year Ended December 31,
	2010		2009		2008
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in		(Dollars in		(Dollars in
	thousands)		thousands)		thousands)

SCE(1)	$108,481	29.1	$87,017	21.1	$95,254	27.7
Hawaii Electric Light Company(1)	32,194	8.6	25,979	6.3	57,679	16.8
Sierra Pacific Power Company and Nevada Power Company(1)(2)	55,877	15.0	53,658	13.0	43,406	12.6
NGP Blue Mountain I LLC(3)	—	—	46,893	11.4	32,646	9.5
Central American Bank for Economic
Integration (Las Pailas Project)(3)	21,365	5.7	44,073	10.7	—	—

(1)	Revenues reported in Electricity Segment.

(2)	Subsidiaries of NV Energy, Inc.

(3)	Revenues reported in Products Segment.

NOTE 21 — TRANSACTIONS WITH RELATED ENTITIES

Transactions between the Company and related entities, other than those disclosed elsewhere in these financial statements, are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Property rental fee expense paid to the Parent	$1,680	$1,380	$656

Interest expense on note payable to Parent	$310	$1,125	$3,597

Corporate financial, administrative, executive services, and research and development services provided to the Parent	$139	$170	$152

Services rendered by an indirect shareholder of the Parent	$116	$91	$110

The current liability due from Parent at December 31, 2010 and 2009 of $272,000 and $422,000, respectively, represents the net obligation resulting from ongoing operations and transactions with the Parent and is payable from available cash flow. Interest is computed on balances greater than 60 days at LIBOR plus 1% (but not less than the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change in the Israeli Consumer Price Index plus 4%) compounded quarterly, and is accrued and paid to the Parent annually.

Notes payable to Parent

The Company has a loan agreement with the Parent (“Parent Loan Agreement”) pursuant to which the Company may borrow from the Parent up to $150 million in one or more advances. Interest accrues on the unpaid principal of the loan amount at a rate per annum of the Parent’s average effective interest plus 0.3% (7.5%). The principal and interest on the Parent Loan Agreement was payable in varying amounts through the loan due date of June 2010. The outstanding balance of such loan at December 31, 2009 was $9,600,000 (which represented the then-current portion). The loan was fully repaid in the year ended December 31, 2010.

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

Lease agreements with the Parent

Ormat Systems has a rental agreement with the Parent entered into in July 2004 for the sublease of office and manufacturing facilities in Yavne, Israel, for a monthly rent of $52,000, adjusted annually for changes in the Israeli Consumer Price Index, plus taxes and other costs to maintain the properties. The term of the rental agreement is for a period ending the earlier of: (i) 25 years from July 1, 2004; or (ii) the remaining periods of the underlying lease agreements between the Parent and the Israel Land Administration (which terminate between 2018 and 2047).

Effective April 1, 2009, Ormat Systems entered into an additional rental agreement with the Parent for the sublease of additional manufacturing facilities adjacent to the current manufacturing facilities in Yavne, Israel. The term of the additional rent agreement will expire on the same day as the abovementioned lease agreement entered into in July 2004. Pursuant to the additional lease agreement, Ormat Systems pays a monthly rent of $77,000, adjusted annually for changes in the Israeli Consumer Price Index, plus tax and other costs to maintain the properties.

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

NOTE 22 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed one year of service or who had one year of service upon establishment of the Plan are eligible to participate in the Plan. Contributions are made by employees through pretax deductions up to 60% of their annual salary. Contributions made by the Company are matched up to a maximum of 2% of the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s annual salary. The Company’s contributions to the Plan were $451,000, $364,000, and $301,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Severance plan

The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are accounted for using what is commonly referred to as the “shut down” method, where a company records the undiscounted obligation as if it were payable at each balance sheet date. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $18,562,000 and $16,274,000 at December 31, 2010 and 2009, respectively, and have been presented in the consolidated balance sheets as part of “deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2010, 2009, and 2008 were $1,676,000, $1,148,000, and $2,843,000, respectively, which are net of income amounting to $1,889,000, $1,613,000, and $324,000, respectively, generated from the regular deposits and amounts accrued in severance funds

The Company expects the severance pay contributions in 2011 to be approximately $1.8 million.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(Dollars in thousands)

Year ending December 31:
2011	$3,792
2012	1,197
2013	889
2014	600
2015	795
2016-2020	8,640

$15,913

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their retirement date. These amounts do not include amounts that might be paid to employees that will cease working with the Company before reaching their normal retirement age.

NOTE 23 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (“BLM”) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $8,690,000, $6,611,000, and $10,737,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $67.0 million and $53.4 million at December 31, 2010 and 2009, respectively. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

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

At December 31, 2010, total obligations related to such supplier agreements were approximately $56.6 million (out of which approximately $36.8 million relate to construction-in-process). All such obligations are payable in 2011.

Grants and royalties

The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2010, 2009, and 2008. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2010 and 2009, amounted to $1,343,000 and $1,284,000, respectively, of which approximately $402,000 and $343,000 of the cap, respectively, increases based on the LIBOR rate, as defined above.

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

These three lawsuits were consolidated by the Court in an order issued on June 3, 2010 and the Court appointed three of the Company’s stockholders to serve as lead plaintiffs. Lead plaintiffs filed a consolidated amended class action complaint (“CAC”) on July 9, 2010 that asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of Company stock between May 7, 2008 and February 24, 2010. The CAC alleges that certain of the Company’s public statements were false and misleading for failing to account properly for the Company’s exploration and development costs based on the Company’s announcement on February 24, 2010 that it was going to restate its financial results to change its method of accounting for exploration and development costs in certain respects. The CAC also alleges that certain of the Company’s statements concerning the North

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Brawley project were false and misleading. The CAC seeks compensatory damages, expenses, and such further relief as the Court may deem proper. The Company cannot make an estimate of the possible loss or range of loss.

Defendants filed a motion to dismiss the CAC on August 13, 2010 which remains pending.

The Company does not believe that these lawsuits have merit and is defending the actions vigorously.

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

The two stockholder derivative cases filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe were consolidated by the Court in an order dated May 27, 2010 and the plaintiffs filed a consolidated derivative complaint on September 7, 2010. In accordance with a stipulation between the parties, defendants filed a motion to dismiss on November 16, 2010 which remains pending. The Company cannot make an estimate of the possible loss or range of loss on the state derivative cases.

The two federal derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010. Plaintiffs filed a consolidated derivative complaint on October 28, 2010 and in accordance with a stipulation by the parties, defendants filed a motion to dismiss on December 13, 2010 which remains pending. The Company cannot make an estimate of the possible loss or range of loss on the federal derivative cases.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 24 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2009	2009	2009	2009(1)	2010	2010(2)	2010	2010
	(Dollars in thousands, except per share amounts)

Revenues:
Electricity	$62,060	$59,826	$67,913	62,822	$66,105	$68,807	$83,357	$73,551
Product	37,251	39,673	51,113	31,352	16,549	27,459	18,120	19,282

Total revenues	99,311	99,499	119,026	94,174	82,654	96,266	101,477	92,833

Cost of revenues:
Electricity	43,686	44,718	44,085	46,612	54,523	63,498	61,530	62,775
Product	24,243	27,242	35,780	25,185	12,437	14,115	14,764	11,961

Total cost of revenues	67,929	71,960	79,865	71,797	66,960	77,613	76,294	74,736

Gross margin	31,382	27,539	39,161	22,377	15,694	18,653	25,183	18,097
Operating expenses:
Research and development expenses	801	2,487	3,863	3,351	3,267	3,614	1,252	1,987
Selling and marketing expenses	4,301	3,215	3,393	3,675	3,202	2,686	3,333	4,226
General and administrative expenses	7,535	5,582	6,437	6,858	7,020	6,996	5,780	7,646
Write-off of unsuccessful exploration activities	—	—	2,367	—	—	3,050	—	—

Operating income	18,745	16,255	23,101	8,493	2,205	2,307	14,818	4,238
Other income (expense):
Interest income	152	276	157	54	197	95	140	(89)
Interest expense, net	(3,290)	(4,415)	(4,358)	(4,178)	(9,714)	(9,426)	(10,961)	(10,372)
Foreign currency translation and transaction gains (losses)	(2,393)	1,044	25	(371)	434	(1,033)	1,074	1,082
Impairment of auction rate securities	(279)	—	—	—	—	—	—	(137)
Income attributable to sale of tax benefits	4,168	4,366	3,869	3,112	2,139	2,070	2,183	2,337
Gain on acquisition of controlling interest	—	—	—	—	—	—	36,928	—
Gain from extinguishment of liability	—	—	—	13,348	—	—	—	—
Other non-operating income (expense), net	129	550	246	(446)	(359)	79	233	314

Income (loss) from continuing operations, before income taxes and equity in income of investees	17,232	18,076	23,040	20,012	(5,098)	(5,908)	44,415	(2,627)
Income tax benefit (provision)	(3,429)	(3,868)	(2,935)	(5,198)	2,557	3,365	(11,931)	7,107
Equity in income (losses) of investees	550	355	591	640	546	479	(83)	56

Income (loss) from continuing operations	14,353	14,563	20,696	15,454	(1,995)	(2,064)	32,401	4,536
Discontinued operations:
Income from discontinued operations, net of related tax	153	1,411	1,251	672	14	—	—	—
Gain on sale of a subsidiary in New Zealand, net of tax	—	—	—	—	3,766	570	—	—

Net Income (loss)	14,506	15,974	21,947	16,126	1,785	(1,494)	32,401	4,536
Net loss (income) attributable to noncontrolling interest	79	77	80	62	53	57	58	(78)

Net income (loss) attributable to the Company’s stockholders	$14,585	$16,051	$22,027	$16,188	$1,838	$(1,437)	$32,459	$4,458

Earnings (loss) per share attributable to the Company’s stockholders:
Basic:
Income (loss) from continuing operations	$0.32	$0.32	$0.45	$0.35	$(0.04)	$(0.05)	$0.71	$0.10
Discontinued operations	—	0.03	0.03	0.01	0.08	0.02	—	—

Net income (loss)	$0.32	$0.35	$0.48	$0.36	$0.04	$(0.03)	$0.71	$0.10

Diluted:
Income (loss) from continuing operations	$0.32	$0.32	$0.45	$0.34	$(0.04)	$(0.05)	$0.71	$0.10
Discontinued operations	—	0.03	0.03	0.01	0.08	0.02	—	—

Net income (loss)	$0.32	$0.35	$0.48	$0.35	$0.04	$(0.03)	$0.71	$0.10

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company’s stockholders:
Basic	45,353	45,369	45,413	45,426	45,431	45,431	45,431	45,431

Diluted	45,405	45,451	45,564	45,623	45,457	45,431	45,450	45,450

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Included in income tax benefit (provision) for the three months ended December 31, 2009 is an out-of-period adjustment of $884,000 that increased income tax provision. Such adjustment related to tax positions taken in 2002 to 2008.

(2)	Included in income from discontinued operations for the three months ended December June 30, 2010 is an out-of-period adjustment of $570,000 that increased the after-tax gain on the sale of GDL. Such adjustment relates to an error in income taxes associated with the gain on sale of GDL in the three months ended March 31, 2010 (see Note 6)

NOTE 25 —	SUBSEQUENT EVENTS

Senior Unsecured Bonds

In February 2011, the Company accepted subscriptions for an aggregate principal amount of $107.5 million of additional senior unsecured bonds (see Note 11).

OPC Transaction

On February 3, 2011, Ormat Nevada sold to JPM all of the Class B membership units of OPC that it had acquired on October 30, 2010 for $24.9 million in cash (see Note 13).

Cash dividend

On February 22, 2011, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 15, 2011, payable on March 24, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010, that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this Annual Report on Form 10-K has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using criteria established in Internal Control — Integrated Framework issued by the COSO and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Directors and Executive Officers Information

The following table sets forth the name, age and positions of our directors, executive officers and persons who are executive officers of certain of our subsidiaries who perform policy making functions for us:

Name	Age	Position

Lucien Y. Bronicki	77	Chairman of the Board of Directors; Chief Technology Officer(3)
Yehudit “Dita” Bronicki	69	Chief Executive Officer; Director(2)
Yoram Bronicki	44	President; Chief Operating Officer; Director(1)
Joseph Tenne	55	Chief Financial Officer*
Nadav Amir	60	Executive Vice President — Operations*
Zvi Reiss	60	Executive Vice President — Project Management*
Joseph Shiloah	65	Executive Vice President — Business Development, Rest of the World*
Zvi Krieger	55	Executive Vice President — Geothermal Resource*
Shimon Hatzir	49	Senior Vice President — Engineering*
Etty Rosner	55	Senior Vice President — Contract Management; Corporate Secretary*
Nir Wolf	45	Vice President — Marketing and Sales, Rest of the World*
Independent Directors:
Dan Falk	66	Independent Director(3)
Roger W. Gale	64	Independent Director(1)
Robert F. Clarke	68	Independent Director(2)
David Wagener	56	Independent Director(2)

*	Performs the functions described in the table, but is employed by Ormat Systems.

(1)	Denotes Class I Director — Term expiring at 2011 Annual Shareholders Meeting.

(2)	Denotes Class II Director — Term expiring at 2012 Annual Shareholders Meeting.

(3)	Denotes Class III Director — Term expiring at 2013 Annual Shareholders Meeting.

Lucien Y. Bronicki.  Lucien Y. Bronicki is the Chairman of our Board of Directors, , a position he has held since our inception in 1994, and has also been our Chief Technology Officer since July 1, 2004. Mr. Bronicki co-founded Ormat Turbines Ltd. in 1965 and is the Chairman of the Board of Directors of Ormat Industries Ltd., the publicly-traded successor to Ormat Turbines Ltd., and various of its subsidiaries. From 1999 to April 2006, Mr. Bronicki served as the Chairman of the Board of Directors of OPTI Canada Inc., a company engaged in the oil sands industry in Canada in which our parent owns an approximately 5% interest. From 1992 to May 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Engines, a manufacturer of jet engines, and from 1997 to May 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Holdings. Mr. Bronicki was also the Chairman of the Board of Directors of Orad Hi-Tec Systems Ltd., a manufacturer of image processing systems, until the end of 2005, and was the Co-Chairman of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. Mr. Bronicki has worked in the power industry since 1958. He is a member of the Executive Council of the Weizmann Institute of Science and was the Chairman of the Israeli Committee of the World Energy Council. Yehudit Bronicki and Lucien Bronicki are

married and are the parents of Yoram Bronicki. Mr. Bronicki obtained a postgraduate degree in Nuclear Engineering from Conservatoire National des Arts et Métiers, a Master of Science in Physics from Universite de Paris and a Master of Science in Mechanical Engineering from École Nationale Supérieure d’Ingenieurs Arts et Métiers. He received a Ph.D. Honoris Causa in 2005 from the Ben-Gurion University, in 2006 from the Weizmann Institute of Science, and in 2007 from the Technion — Israel Institute of Technology.

Yehudit “Dita” Bronicki.  Yehudit Bronicki has been our Chief Executive Officer since July 1, 2004, and is also a member of our Board of Directors. From July 1, 2004 to September 20, 2007, Mrs. Bronicki also served as our President. Mrs. Bronicki was a co-founder of Ormat Turbines Ltd. and is a member of the Board of Directors and the General Manager (a CEO-equivalent position) of Ormat Industries Ltd., the publicly traded successor to Ormat Turbines Ltd., and several of its subsidiaries. From 1992 to June 2005, Mrs. Bronicki was a director of Bet Shemesh Engines, a manufacturer of jet engines. In addition, until May 2005, Mrs. Bronicki was a member of the Board of Directors of OPTI Canada Inc., a company engaged in the oil sands industry in Canada and in which our parent owns an approximately 5% interest, and since 2000 she has been a member of the Board of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1994 to 2001, Mrs. Bronicki was on the Advisory Board of the Bank of Israel. Mrs. Bronicki has worked in the power industry since 1965. Yehudit Bronicki and Lucien Bronicki are married and are the parents of Yoram Bronicki. Mrs. Bronicki obtained a Bachelor of Arts in Social Sciences from Hebrew University in 1965. In 2007, she received a PhD. Honoris Causa from the Technion — Israel Institute of Technology.

Yoram Bronicki.  Yoram Bronicki has been a member of our Board of Directors since November 12, 2004, and has been our President and Chief Operating Officer since September 20, 2007. From July 1, 2004 to September 20, 2007, Mr. Bronicki was our Chief Operating Officer, North America. Mr. Bronicki is also a member of the Board of Directors of Ormat Industries Ltd., a position he has held since 2001. From 2001 to 2004, Mr. Bronicki was Vice President of OPTI Canada Inc.; from 1999 to 2001, he was Project Manager of Ormat Industries Ltd. and Ormat International Inc.; from 1996 to 1999, he was Project Manager of Ormat Industries Ltd.; and from 1995 to 1996, he was Project Engineer of Ormat Industries Ltd. Mr. Bronicki is the son of Lucien and Yehudit Bronicki. Mr. Bronicki obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1989 and a Certificate and a Certificate from the Technion Institute of Management Senior Executives Program.

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

Joseph Shiloah.  Joseph Shiloah has served as our Executive Vice President of Business Development, Rest of the World since January 1, 2010.  From July 1, 2004 to December 31, 2009, Mr. Shiloah served as our Executive

Vice President of Marketing and Sales, Rest of the World; from 2001 to June 30, 2004, he was the Executive Vice President of Marketing and Sales of Ormat Industries Ltd.; from 1989 to 2000, he was Vice President of Marketing and Sales of Ormat Industries Ltd.; from 1983 to 1989, he was Vice President of Special Projects of Ormat Turbines Ltd.; from 1984 to 1989, he was Operating Manager of the Solar Pond project of Solmat Systems Ltd., a subsidiary of Ormat Turbines Ltd.; and from 1981 to 1983, he was Project Administrator of the Solar Pond power plant project of Ormat Turbines Ltd. and Solmat Systems Ltd. Mr. Shiloah obtained a Bachelor of Arts in Economics from Hebrew University in Jerusalem in 1972.

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

Nir Wolf.  Nir Wolf has served as our Vice President for Marketing and Sales, Rest of the World since January 1, 2010. From December 2005 to December 31, 2009, Mr. Wolf served as our Vice President Distributed Power responsible for the marketing, sales, engineering and after sales activities of the remote power units. From December 1999 to December 2005, Mr. Wolf had a leading position as Business Development Manager in the Marketing and Sales Department. Starting January 14, 1994, when Mr. Wolf joined us, he was positioned in the Project Management Department as a Budget and Schedule Controller and later on as a Project Manager. Mr. Wolf obtained a Bachelor of Science in Industrial Engineering, cum laude from the Technion — Israel Institute of Technology in 1991. In 1995, Mr. Wolf obtained a Master of Business Administration from the Bar Ilan University. Mr. Wolf participated in the Technion Institute of Management Senior Executive Program.

Dan Falk.  Dan Falk has been a member of our Board of Directors since November 12, 2004. Mr. Falk also serves as the Chairman of the Board of Directors of Orad Hi-Tech Systems Ltd., a public non-U.S. company. He is also a member of the Board of Directors of Orbotech Ltd., Nice Systems Ltd., Attunity Ltd., and Nova Measuring Instruments Ltd., all NASDAQ publicly traded companies. In addition, Mr. Falk serves as a member of the Board of Directors of the following public non-US companies: Amiad Filteration System Ltd., Plastopil Ltd., and Oridion Medical Ltd. During the past five years, Mr. Falk served as a member of the Board of Directors of the following public companies, for which he no longer serves as a Director: AVT Ltd., Clicksoftware Technologies Ltd., Dmatek Ltd., Jacada Ltd., Poalim Ventures I Ltd., Medcon Ltd., and Ramdor Ltd. From 2001 to 2004, Mr. Falk was a business consultant to several public and private companies. From 1999 to 2000, Mr. Falk was Chief Operating Officer and Chief Executive Officer of Sapiens International N.V. From 1995 to 1999, Mr. Falk was an Executive

Vice President of Orbotech Ltd. From 1985 to 1995, Mr. Falk was Vice President of Finance and Chief Financial Officer of Orbot Systems Ltd. and Orbotech Ltd. Mr. Falk obtained a Masters of Business Administration from Hebrew University in 1972 and a Bachelor of Arts in Economics and Political Science from Hebrew University in 1968. Mr. Falk is the Chair of our Audit Committee. Our Board of Directors has determined that Mr. Falk qualifies as an Audit Committee “financial expert” under Section 407 of the Sarbanes-Oxley Act of 2002 and Item 407(d)(5) of Regulation S-K, and is independent as that term is used in Item 407(d)5(i)(B) of Regulation S-K under the Securities Exchange Act of 1934.

Roger W. Gale, Ph.D.  Roger W. Gale has been a member of our Board of Directors since October 26, 2005. Between 1988 and 2000, Dr. Gale was the CEO of Washington International Energy Group, which was sold to PHB Hagler Bailly (PHB) in 1999. In 2000, as PHB was sold to PA Consulting, Dr. Gale held several positions at PA Consulting until 2001, at which time he joined GF Energy LLC as President and CEO, a position he still holds. In addition, Dr. Gale serves as a member of the Board of Directors of the US Energy Association, a not-for-profit organization. On December 1, 2005, he became a member of the Boards of Directors of The Adams Express Company and Petroleum & Resources Corporation (closed-end investment companies). He served on the Audit Committee of Constellation Holdings and on the Board of Directors of the parent, Constellation Energy Group, from 1996 to 2005. Dr. Gale has a Ph.D. in political science from the University of California, Berkeley.

Robert F. Clarke.  Robert F. Clarke has been a member of our Board of Directors since February 27, 2007. Mr. Clarke was Chairman (since September 1998) and President and Chief Executive Officer (since January 1991) of Hawaiian Electric Industries, Inc. (HEI), from which he retired effective May 2006. Since June 1, 2006, Mr. Clarke has been Executive in Residence at the Shidler College of Business at the University of Hawaii. In addition, Mr. Clarke serves as an advisory director to Oceanic Cable Hawaii, and as a member of the advisory boards of the Shidler College of Business at the University of Hawaii, of Sennet Capital, and of Aina Koa Pono, a Hawaii based privately held company exploring renewable energy projects in converting biomass into fuels. Mr. Clarke joined HEI in February 1987 as Vice President of Strategic Planning and was in charge of implementing the Company’s diversification strategy. Mr. Clarke was named HEI Group Vice President — Diversified Companies in May 1988. He was made a director of HEI in 1989. Prior to joining HEI, Mr. Clarke served as Senior Vice President and Chief Financial Officer of Alexander & Baldwin and as Controller of Dillingham Corporation. Prior to that, he worked for the Ford Motor Company and for the Singer Company. He received his Bachelor’s degree in economics in 1965 and his Master’s degree in finance in 1966 from the University of California at Berkeley. Honors include Phi Beta Kappa in 1965.

David Wagener.  David Wagener has been a member of our Board of Directors since April 1, 2010. Since June 1995, Mr. Wagener has been the Managing Partner of Wagener Capital Management. From 1990 to 1995, Mr. Wagener served as Director of the Public Utility & Telecommunications Group in the Investment Banking Division of Salomon Brothers, and from 1980 to 1990, he was Vice President of the Public Utility Group and Co-Head of the Independent Power Group in the Investment Banking Division of Goldman Sachs & Co. Mr. Wagener serves on the Board of Directors of Suncor Development Company, a subsidiary of Pinnacle West Capital Corporation. He received his Bachelor’s degree in 1976 from Harvard College and his Master’s degree in Business Administration in 1980 from the University of Chicago.

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

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference herein from the Company’s definitive 2011 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) List of Financial Statements

See Index to Financial Statements in Item 8 of this annual report.

    (2) List of Financial Statement Schedules

All applicable schedule information is included in our Financial Statements in Item 8 of this annual report.

(b) EXHIBIT INDEX

Exhibit
No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1	Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2	Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

Exhibit
No.		Document

4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.6		Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.7		Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.8		Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
10	.1.1	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.3	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q (File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10	.1.4	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.6	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.7	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.1.9	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
10	.1.10	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1.18 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.1.11	Membership Interest Purchase Agreement, dated as of October 30, 2009, by and among Lehman-OPC LLC, Ormat Nevada Inc. and OPC LLC, incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 3, 2009.
10	.2.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10	.2.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit
No.		Document

10	.2.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.2.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.2.36	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.37	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.38	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.39	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.40	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.41	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.42	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puma Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.43	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puma Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.44	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.45	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.46	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.3.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.3.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.3.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.3.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.1	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.2	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

Exhibit
No.		Document

10	.5.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10	.7.1	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.7.2	Amendment to Employment Agreement of Yehudit Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yehudit Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.8.1	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.8.2	Amendment to Employment Agreement of Yoram Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yoram Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.8.3	Amendment to Employment Agreement of Yoram Bronicki, dated November 4, 2009, by and between Ormat Technologies, Inc. and Yoram Bronicki, incorporated by reference to Exhibit 10.8.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 9, 2009.
10.9		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.11.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.11.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q (File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.12		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit
No.		Document

10.13		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.14		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.15		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10	.18.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.3	Common Terms Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH, Societe de Promotion et de Participation pour la Cooperation Economique, and BNY Corporate Trustee Services Limited, incorporated by reference to Exhibit 10.18.3 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10	.18.4	DEG A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.4 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10	.18.5	DEG B Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.5 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10	.18.6	DEG C Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.6 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10	.18.7	Proparco A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.7 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

Exhibit
No.	Document

10.19	Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
10.20	Joint Ownership Agreement for the Carson Lake Project, dated as of March 12, 2008, by and between Nevada Power Company and ORNI 16 LLC, incorporated by reference to Exhibit 10.24 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10.21	Note Purchase Agreement, dated as of May 18, 2009, among Ortitlan, Limitada and TCW Global Project Fund II, Ltd., incorporated by reference to Exhibit 10.23 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 21, 2009.
10.22	Sale and Purchase Agreement dated August 2, 2010, between ORNI 44 LLC and CD Mammoth Lakes I, Inc. and CD Mammoth Lakes II, Inc., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on November 4, 2010.
21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2	Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3	Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ YEHUDIT BRONICKI
Name:     Yehudit Bronicki

Title:	Chief Executive Officer and Director

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 28, 2011.

Signature	Capacity

/s/ YEHUDIT BRONICKI Yehudit Bronicki	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOSEPH TENNE Joseph Tenne	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LUCIEN Y. BRONICKI Lucien Y. Bronicki	Chairman of the Board of Directors and Chief Technology Officer

/s/ YORAM BRONICKI Yoram Bronicki	President, Chief Operating Officer and Director

/s/ DAN FALK Dan Falk	Director

(c)	EXHIBIT INDEX

Exhibit
No.		Document

3.1		Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2		Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3		Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1		Form of Common Share Stock Certificate, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.2		Form of Preferred Share Stock Certificate, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
4.3		Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.4		Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.5		Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.6		Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.7		Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.8		Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
10	.1.1	Indenture, dated February 13, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.2	First Supplemental Indenture, dated May 14, 2004, among Ormat Funding Corp., Brady Power Partners, Steamboat Development Corp., Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC, ORNI 7 LLC, Ormesa LLC and Union Bank of California, incorporated by reference to Exhibit 10.1.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.1.3	Fifth Supplemental Indenture, dated April 26, 2006, among Ormat Funding Corp. and Union Bank of California, N.A., incorporated by reference to Exhibit 10.1.6 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q (File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10	.1.4	Loan Agreement, dated October 1, 2003, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.5	Amendment No. 1 to Loan Agreement, dated September 20, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.10 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.6	Guarantee Fee Agreement, dated January 1, 1999, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.7	Reimbursement Agreement, dated July 15, 2004, by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.8	Services Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 10.1.15 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.1.9	Agreement for Purchase of Membership Interests in OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
10	.1.10	First Amendment to Agreement for Purchase of Membership Interests in OPC LLC, dated as of April 17, 2008, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 10.1.18 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.1.11	Membership Interest Purchase Agreement, dated as of October 30, 2009, by and among Lehman-OPC LLC, Ormat Nevada Inc. and OPC LLC, incorporated by reference to Exhibit 10.1.13 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 3, 2009.
10	.2.1	Power Purchase Contract, dated July 18, 1984, between Southern California Edison Company and Republic Geothermal, Inc., incorporated by reference to Exhibit 10.3.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.2	Amendment No. 1, to the Power Purchase Contract, dated December 23, 1988, between Southern California Edison Company and Ormesa Geothermal, incorporated by reference to Exhibit 10.3.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.3	Power Purchase Contract, dated June 13, 1984, between Southern California Edison Company and Ormat Systems, Inc., incorporated by reference to Exhibit 10.3.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.4	Power Purchase and Sales Agreement, dated as of August 26, 1983, between Chevron U.S.A. Inc. and Southern California Edison Company, incorporated by reference to Exhibit 10.3.4 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit
No.		Document

10	.2.5	Amendment No. 1, to Power Purchase and Sale Agreement, dated as of December 11, 1984, between Chevron U.S.A. Inc., HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.6	Settlement Agreement and Amendment No. 2, to Power Purchase Contract, dated August 7, 1995, between HGC and Southern California Edison Company, incorporated by reference to Exhibit 10.3.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.7	Power Purchase Contract dated, April 16, 1985, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.8	Amendment No. 1, dated as of October 23, 1987, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.9	Amendment No. 2, dated as of July 27, 1990, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10	.2.10	Amendment No. 3, dated as of November 24, 1992, between Southern California Edison Company and Second Imperial Geothermal Company, incorporated by reference to Exhibit 10.3.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.11	Amended and Restated Power Purchase and Sales Agreement, dated December 2, 1986, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.12	Amendment No. 1, to Amended and Restated Power Purchase and Sale Agreement, dated May 18, 1990, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.12 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.13	Power Purchase Contract, dated April 15, 1985, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.14	Amendment No. 1, dated as of October 27, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.14 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.15	Amendment No. 2, dated as of December 20, 1989, between Mammoth Pacific and Southern California Edison Company, incorporated by reference to Exhibit 10.3.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.16	Power Purchase Contract, dated April 16, 1985, between Southern California Edison Company and Santa Fe Geothermal, Inc., incorporated by reference to Exhibit 10.3.16 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.17	Amendment No. 1, to Power Purchase Contract, dated October 25, 1985, between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.17 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.2.18	Amendment No. 2, to Power Purchase Contract, dated December 20, 1989, between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.19	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Mammoth Pacific, incorporated by reference to Exhibit 10.3.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.20	Interconnection Facilities Agreement, dated October 13, 1985, by and between Southern California Edison Company and Mammoth Pacific (II), incorporated by reference to Exhibit 10.3.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.21	Interconnection Facilities Agreement, dated October 20, 1989, by and between Southern California Edison Company and Pacific Lighting Energy Systems, incorporated by reference to Exhibit 10.3.21 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.22	Interconnection Agreement, dated August 12, 1985, by and between Southern California Edison Company and Heber Geothermal Company incorporated by reference to Exhibit 10.3.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.23	Plant Connection Agreement for the Heber Geothermal Plant No. 1, dated, July 31, 1985, by and between Imperial Irrigation District and Heber Geothermal Company incorporated by reference to Exhibit 10.3.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.24	Plant Connection Agreement for the Second Imperial Geothermal Company Power Plant No. 1, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.25	IID-SIGC Transmission Service Agreement for Alternative Resources, dated, October 27, 1992, by and between Imperial Irrigation District and Second Imperial Geothermal Company incorporated by reference to Exhibit 10.3.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.2.26	Plant Connection Agreement for the Ormesa Geothermal Plant, dated October 1, 1985, by and between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.27	Plant Connection Agreement for the Ormesa IE Geothermal Plant, dated, October 21, 1988, by and between Imperial Irrigation District and Ormesa IE incorporated by reference to Exhibit 10.3.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.28	Plant Connection Agreement for the Ormesa IH Geothermal Plant, dated, October 3, 1989, by and between Imperial Irrigation District and Ormesa IH incorporated by reference to Exhibit 10.3.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.29	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.30	Plant Connection Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.2.31	Transmission Service Agreement for the Ormesa I, Ormesa IE and Ormesa IH Geothermal Power Plants, dated, October 3, 1989, between Imperial Irrigation District and Ormesa Geothermal incorporated by reference to Exhibit 10.3.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.32	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 2, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.33	Transmission Service Agreement for the Geo East Mesa Limited Partnership Unit No. 3, dated, March 21, 1989, by and between Imperial Irrigation District and Geo East Mesa Limited Partnership incorporated by reference to Exhibit 10.3.33 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.34	IID-Edison Transmission Service Agreement for Alternative Resources, dated, September 26, 1985, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.34 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.35	Plant Amendment No. 1, to IID-Edison Transmission Service Agreement for Alternative Resources, dated, August 25, 1987, by and between Imperial Irrigation District and Southern California Edison Company incorporated by reference to Exhibit 10.3.35 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.36	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.39 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004
10	.2.37	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Second Imperial Geothermal Company QFID No. 3021 and Southern California Edison Company incorporated by reference to Exhibit 10.3.40 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.38	Agreement Addressing Renewable Energy Pricing and Payment Issues, dated June 15, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.41 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.39	Amendment No. 1 to Agreement Addressing Renewable Energy Pricing and Payment Issues, dated November 30, 2001, by and between Heber Geothermal Company QFID No. 3001 and Southern California Edison Company incorporated by reference to Exhibit 10.3.42 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.40	Energy Services Agreement, dated February 2003, by and between Imperial Irrigation District and ORMESA, LLC incorporated by reference to Exhibit 10.3.43 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.41	Purchase Power Contract, dated March 24, 1986, by and between Hawaii Electric Light Company and Thermal Power Company incorporated by reference to Exhibit 10.3.44 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.42	Firm Capacity Amendment to Purchase Power Contract, dated July 28, 1989, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.45 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.2.43	Amendment to Purchase Power Contract, dated October 19, 1993, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.46 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.44	Third Amendment to the Purchase Power Contract, dated March 7, 1995, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.47 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.45	Performance Agreement and Fourth Amendment to the Purchase Power Contract, dated February 12, 1996, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.48 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.2.46	Agreement to Design 69 KV Transmission Lines, a Substation at Pohoiki, Modifications to Substations at Puna and Kaumana, and a Temporary 34.5 Facility to Interconnect PGV’s Geothermal Electric Plant with HELCO’s System Grid (Phase II and III), dated June 7, 1990, by and between Hawaii Electric Light Company and Puna Geothermal Venture incorporated by reference to Exhibit 10.3.49 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.1	Ormesa BLM Geothermal Resources Lease CA 966 incorporated by reference to Exhibit 10.4.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.2	Ormesa BLM License for Electric Power Plant Site CA 24678 incorporated by reference to Exhibit 10.4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.3	Geothermal Resources Mining Lease, dated February 20, 1981, by and between the State of Hawaii, as Lessor, and Kapoho Land Partnership, as Lessee incorporated by reference to Exhibit 10.4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.4	Geothermal Lease Agreement, dated October 20, 1975, by and between Ruth Walker Cox and Betty M. Smith, as Lessor, and Gulf Oil Corporation, as Lessee incorporated by reference to Exhibit 10.4.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.5	Geothermal Lease Agreement, dated August 1, 1976, by and between Southern Pacific Land Company, as Lessor, and Phillips Petroleum Company, as Lessee incorporated by reference to Exhibit 10.4.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.6	Geothermal Resources Lease, dated November 18, 1983, by and between Sierra Pacific Power Company, as Lessor, and Geothermal Development Associates, as Lessee incorporated by reference to Exhibit 10.4.6 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.7	Lease Agreement, dated November 1, 1969, by and between Chrisman B. Jackson and Sharon Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.7 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.8	Lease Agreement, dated September 22, 1976, by and between El Toro Land & Cattle Co., as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.8 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.9	Lease Agreement, dated February 17, 1977, by and between Joseph L. Holtz, as Lessor, and Chevron U.S.A. Inc., as Lessee incorporated by reference to Exhibit 10.4.9 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

Exhibit
No.		Document

10	.3.10	Lease Agreement, dated March 11, 1964, by and between John D. Jackson and Frances Jones Jackson, also known as Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.10 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.11	Lease Agreement, dated February 16, 1964, by and between John D. Jackson, conservator for the estate of Aphia Jackson Wallan, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.11 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.12	Lease Agreement, dated March 17, 1964, by and between Helen S. Fugate, a widow, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.12 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.13	Lease Agreement, dated February 16, 1964, by and between John D. Jackson and Frances J. Jackson, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.13 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.14	Lease Agreement, dated February 20, 1964, by and between John A. Straub and Edith D. Straub, also known as John A. Straub and Edythe D. Straub, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.14 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.15	Lease Agreement, dated July 1, 1971, by and between Marie L. Gisler and Harry R. Gisler, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.15 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.16	Lease Agreement, dated February 28, 1964, by and between Gus Kurupas and Guadalupe Kurupas, husband and wife, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.16 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004
10	.3.17	Lease Agreement, dated April 7, 1972, by and between Nowlin Partnership, as Lessor, and Standard Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.17 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.18	Geothermal Lease Agreement, dated July 18, 1979, by and between Charles K. Corfman, an unmarried man as his sole and separate property, and Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.18 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.19	Lease Agreement, dated January 1, 1972, by and between Holly Oberly Thomson, also known as Holly F. Oberly Thomson, also known as Holly Felicia Thomson, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.19 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.20	Lease Agreement, dated June 14, 1971, by and between Fitzhugh Lee Brewer, Jr., a married man as his separate property, Donna Hawk, a married woman as her separate property, and Ted Draper and Helen Draper, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.20 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.3.21	Lease Agreement, dated May 13, 1971, by and between Mathew J. La Brucherie and Jane E. La Brucherie, husband and wife, and Robert T. O’Dell and Phyllis M. O’Dell, husband and wife, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.21 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.22	Lease Agreement, dated June 2, 1971, by and between Dorothy Gisler, a widow, Joan C. Hill, and Jean C. Browning, as Lessor, and Union Oil Company of California, as Lessee incorporated by reference to Exhibit 10.4.22 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.23	Geothermal Lease Agreement, dated February 15, 1977, by and between Walter J. Holtz, as Lessor, and Magma Energy Inc., as Lessee incorporated by reference to Exhibit 10.4.23 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.24	Geothermal Lease, dated August 31, 1983, by and between Magma Energy Inc., as Lessor, and Holt Geothermal Company, as Lessee incorporated by reference to Exhibit 10.4.24 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.25	Unprotected Lease Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.4.25 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
10	.3.26	Geothermal Resources Lease, dated June 27, 1988, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.26 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.27	Amendment to Geothermal Resources Lease, dated January, 1992, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.27 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.28	Second Amendment to Geothermal Resources Lease, dated June 25, 1993, by and between Bernice Guisti, Judith Harvey and Karen Thompson, Trustees and Beneficiaries of the Guisti Trust, as Lessor, and Far West Capital, Inc. and its Assignee, Steamboat Development Corp., as Lessee incorporated by reference to Exhibit 10.4.28 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.29	Geothermal Resources Sublease, dated May 31, 1991, by and between Fleetwood Corporation, as Lessor, and Far West Capital, Inc., as Lessee incorporated by reference to Exhibit 10.4.29 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.30	KLP Lease and Agreement, dated March 1, 1981, by and between Kapoho Land Partnership, as Lessor, and Thermal Power Company, as Lessee incorporated by reference to Exhibit 10.4.30 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.31	Amendment to KLP Lease and Agreement, dated July 9, 1990, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.31 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.3.32	Second Amendment to KLP Lease and Agreement, dated December 31, 1996, by and between Kapoho Land Partnership, as Lessor, and Puna Geothermal Venture, as Lessee incorporated by reference to Exhibit 10.4.32 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.

Exhibit
No.		Document

10	.3.33	Participation Agreement, dated May 18, 2005, by and among Puna Geothermal Venture, SE Puna, L.L.C., Wilmington Trust Company, S.E. Puna Lease, L.L.C., AIG Annuity Insurance Company, American General Life Insurance Company, Allstate Life Insurance Company and Union Bank of California, incorporated by reference to Exhibit 10.4.33 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.3.34	Project Lease Agreement, dated May 18, 2005, by and between SE Puna, L.L.C. and Puna Geothermal Venture, incorporated by reference to Exhibit 10.4.34 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q/A to the Securities and Exchange Commission on December 22, 2005.
10	.4.1	Patent License Agreement, dated July 15, 2004, by and between Ormat Industries Ltd. and Ormat Systems Ltd. incorporated by reference to Exhibit 10.5.4 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.4.2	Form of Registration Rights Agreement by and between Ormat Technologies, Inc. and Ormat Industries Ltd. incorporated by reference to Exhibit 10.5.5 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.1	Ormat Technologies, Inc. 2004 Incentive Compensation Plan incorporated by reference to Exhibit 10.6.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.2	Form of Incentive Stock Option Agreement incorporated by reference to Exhibit 10.6.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10	.5.3	Form of Nonqualified Stock Option Agreement incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
10.6		Form of Executive Employment Agreement of Lucien Bronicki incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.7.1	Form of Executive Employment Agreement of Yehudit Bronicki incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.7.2	Amendment to Employment Agreement of Yehudit Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yehudit Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.8.1	Form of Executive Employment Agreement of Yoram Bronicki incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on September 28, 2004.
10	.8.2	Amendment to Employment Agreement of Yoram Bronicki, dated March 28, 2008, by and between Ormat Technologies, Inc. and Yoram Bronicki, incorporated by reference to Exhibit 10.8.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10	.8.3	Amendment to Employment Agreement of Yoram Bronicki, dated November 4, 2009, by and between Ormat Technologies, Inc. and Yoram Bronicki, incorporated by reference to Exhibit 10.8.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 9, 2009.
10.9		Form of Indemnification Agreement incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
10.10		Note Purchase Agreement, dated December 2, 2005, among Lehman Brothers Inc., OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.12 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

Exhibit
No.		Document

10	.11.1	Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10	.11.2	First Supplemental Indenture dated as of June 14, 2006 amending the Indenture dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company and Union Bank of California, incorporated by reference to Exhibit 10.13.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q (File No 001-32347) to the Securities and Exchange Commission on August 7, 2006.
10.12		Guarantee dated as of December 8, 2005 among OrCal Geothermal Inc., OrHeber 1 Inc., OrHeber 2 Inc., Second Imperial Geothermal Company, Heber Field Company and Heber Geothermal Company, incorporated by reference to Exhibit 10.14 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.13		Note Purchase Agreement, dated February 6, 2004, among Lehman Brothers Inc., Ormat Funding Corp., Brady Power Partners, Steamboat Geothermal LLC, OrMammoth Inc., ORNI 1 LLC, ORNI 2 LLC and ORNI 7 LLC, incorporated by reference to Exhibit 10.15 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
10.14		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.15		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Ormesa LLC and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.16		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Heber Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10.17		Agreement No. 2 Addressing Renewable Energy Pricing Issues, dated May 10, 2006, between Second Imperial Geothermal Company and Southern California Edison Company, incorporated by reference to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 16, 2006.
10	.18.1	Amended and Restated Power Purchase Agreement for Olkaria III Geothermal Plant, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.2	Olkaria III Project Security Agreement, dated January 19, 2007, between OrPower 4 Inc. and The Kenya Power and Lighting Company Limited, incorporated by reference to Ormat Technologies, Inc. Annual Report o Form 10-K to the Securities and Exchange Commission on March 12, 2007.
10	.18.3	Common Terms Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH, Societe de Promotion et de Participation pour la Cooperation Economique, and BNY Corporate Trustee Services Limited, incorporated by reference to Exhibit 10.18.3 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10	.18.4	DEG A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.4 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10	.18.5	DEG B Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.5 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.

Exhibit
No.		Document

10	.18.6	DEG C Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.6 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10	.18.7	Proparco A Facility Loan Agreement, dated January 5, 2009, between OrPower 4, Inc. and DEG — Deutsche Investitions-Und Enticklungsgesellschaft MBH and Societe de Promotion et de Participation pour la Cooperation Economique, incorporated by reference to Exhibit 10.18.7 to Ormat Technologies, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 to the Securities and Exchange Commission on March 2, 2009.
10.19		Amendment No. 2 to the Power Purchase Contract between Ormesa LLC and Ormat Technologies, Inc., and Southern California Edison Company (RAP ID 3012) dated April 23, 2006, incorporated by reference to Exhibit 10.21.2 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on August 8, 2007.
10.20		Joint Ownership Agreement for the Carson Lake Project, dated as of March 12, 2008, by and between Nevada Power Company and ORNI 16 LLC, incorporated by reference to Exhibit 10.24 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 7, 2008.
10.21		Note Purchase Agreement, dated as of May 18, 2009, among Ortitlan, Limitada and TCW Global Project Fund II, Ltd., incorporated by reference to Exhibit 10.23 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 21, 2009.
10.22		Sale and Purchase Agreement dated August 2, 2010, between ORNI 44 LLC and CD Mammoth Lakes I, Inc. and CD Mammoth Lakes II, Inc., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on November 4, 2010.
21.1		Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.
23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.
31.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1		Material terms with respect to BLM geothermal resources leases incorporated by reference to Exhibit 99.1 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 20, 2004.
99.2		Material terms with respect to BLM site leases incorporated by reference to Exhibit 99.2 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
99.3		Material terms with respect to agreements addressing renewable energy pricing and payment issues incorporated by reference to Exhibit 99.3 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.