Form 10-Q
period 2011-03-31
ORMAT TECHNOLOGIES, INC.
filed 2011-05-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

ORMAT TECHNOLOGIES, INC

FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

PART I — UNAUDITED FINANCIAL INFORMATION
ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	4
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	49
ITEM 4.	CONTROLS AND PROCEDURES	50

PART II — OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	50
ITEM 1A.	RISK FACTORS	51
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	51
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	51
ITEM 5.	OTHER INFORMATION	52
ITEM 6.	EXHIBITS	52
SIGNATURES		53
EX-4.7
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

PART I — UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$40,675	$82,815
Marketable securities	24,149	—
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	54,828	23,309
Receivables:
Trade	70,491	54,495
Related entity	332	303
Other	6,544	8,173
Due from Parent	503	272
Inventories	14,554	12,538
Costs and estimated earnings in excess of billings on uncompleted contracts	3,531	6,146
Deferred income taxes	1,582	1,674
Prepaid expenses and other	13,791	14,929

Total current assets	230,980	204,654
Long-term marketable securities	—	1,287
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	—	1,740
Unconsolidated investments	3,832	4,244
Deposits and other	22,086	21,353
Deferred income taxes	17,087	17,087
Deferred charges	37,294	37,571
Property, plant and equipment, net ($1,367,571 and $1,371,400 related to VIEs, respectively)	1,426,485	1,425,467
Construction-in-process ($166,836 and $149,851 related to VIEs, respectively)	296,930	270,634
Deferred financing and lease costs, net	19,774	19,017
Intangible assets, net	39,479	40,274

Total assets	$2,093,947	$2,043,328

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,743	$85,549
Billings in excess of costs and estimated earnings on uncompleted contracts	15,376	3,153
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs)	14,667	15,020
Full recourse	14,775	13,010
Senior secured notes (non-recourse) (all related to VIEs)	20,990	20,990

Total current liabilities	142,551	137,722
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs)	113,532	114,132
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $1,957,000)	251,425	142,003
Other	80,920	84,166
Revolving credit lines with banks (full recourse)	118,500	189,466
Senior secured notes (non-recourse) (all related to VIEs)	210,882	210,882
Liability associated with sale of tax benefits	83,894	66,587
Deferred lease income	70,324	71,264
Deferred income taxes	30,608	30,878
Liability for unrecognized tax benefits	4,294	5,431
Liabilities for severance pay	21,987	20,706
Asset retirement obligation	20,290	19,903
Other long-term liabilities	4,704	4,961

Total liabilities	1,153,911	1,098,101

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares
authorized; 45,430,886 shares issued and outstanding, respectively	46	46
Additional paid-in capital	720,801	716,731
Retained earnings	210,046	221,311
Accumulated other comprehensive income	968	1,044

	931,861	939,132
Noncontrolling interest	8,175	6,095

Total equity	940,036	945,227

Total liabilities and equity	$2,093,947	$2,043,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except
	per share data)

Revenues:
Electricity	$78,268	$66,105
Product	19,552	16,549

Total revenues	97,820	82,654

Cost of revenues:
Electricity	65,937	54,523
Product	16,890	12,437

Total cost of revenues	82,827	66,960

Gross margin	14,993	15,694
Operating expenses:
Research and development expenses	2,207	3,267
Selling and marketing expenses	2,660	3,202
General and administrative expenses	7,007	7,020

Operating income	3,119	2,205
Other income (expense):
Interest income	135	197
Interest expense, net	(13,080)	(9,714)
Foreign currency translation and transaction gains	517	434
Income attributable to sale of tax benefits	2,139	2,139
Other non-operating expense, net	(797)	(359)

Loss from continuing operations, before income taxes and equity in income (losses) of investees	(7,967)	(5,098)
Income tax benefit (provision)	(586)	2,557
Equity in income (losses) of investees, net	(412)	546

Loss from continuing operations	(8,965)	(1,995)
Discontinued operations:
Income from discontinued operations, net of related tax of $0 and $6 , respectively	—	14
Gain on sale of a subsidiary in New Zealand, net of related tax of $2,570	—	3,766

Net income (loss)	(8,965)	1,785
Net loss (income) attributable to noncontrolling interest	(10)	53

Net income (loss) attributable to the Company’s stockholders	$(8,975)	$1,838

Comprehensive income (loss):
Net income (loss)	$(8,965)	$1,785
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(53)	(58)
Change in unrealized gains or losses on marketable securities available-for-sale	(23)	(62)

Comprehensive income (loss)	(9,041)	1,708
Comprehensive loss (income) attributable to noncontrolling interest	(10)	53

Comprehensive income (loss) attributable to the Company’s stockholders	$(9,051)	$1,761

Earnings (loss) per share attributable to the Company’s stockholders — basic and diluted
Loss from continuing operations	$(0.20)	$(0.04)
Discontinued operations	—	0.08

Net income (loss)	$(0.20)	$0.04

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company’s stockholders:
Basic	45,431	45,431

Diluted	45,431	45,457

Dividend per share declared	$0.05	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company’s Stockholders’ Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Income	Total	Interest	Equity
	(In thousands, except per share data)

Balance at December 31, 2009	45,431	$46	$709,354	$196,950	$622	$906,972	$4,723	$911,695
Stock-based compensation	—	—	1,416	—	—	1,416	—	1,416
Cash dividend declared, $0.12 per share	—	—	—	(5,455)	—	(5,455)	—	(5,455)
Net income (loss)	—	—	—	1,838	—	1,838	(53)	1,785
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	43	43	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $36)	—	—	—	—	(58)	(58)	—	(58)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $34)	—	—	—	—	(62)	(62)	—	(62)

Balance at March 31, 2010	45,431	$46	$710,770	$193,333	$545	$904,694	$4,670	$909,364

Balance at December 31, 2010	45,431	$46	$716,731	$221,311	$1,044	$939,132	$6,095	$945,227
Stock-based compensation	—	—	1,727	—	—	1,727	—	1,727
Increase in noncontrolling interest due to sale of equity interest in OPC LLC	—	—	2,343	—	—	2,343	2,070	4,413
Cash dividend declared, $0.05 per share	—	—	—	(2,290)	—	(2,290)	—	(2,290)
Net income (loss)	—	—	—	(8,975)	—	(8,975)	10	(8,965)
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $14)	—	—	—	—	(23)	(23)	—	(23)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $32)	—	—	—	—	(53)	(53)	—	(53)

Balance at March 31, 2011	45,431	$46	$720,801	$210,046	$968	$931,861	$8,175	$940,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(8,965)	$1,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,370	20,449
Accretion of asset retirement obligation	387	276
Stock-based compensation	1,727	1,416
Amortization of deferred lease income	(671)	(671)
Income attributable to sale of tax benefits, net of interest expense	(542)	(792)
Equity in income (losses) of investees	412	(546)
Impairment of auction rate securities	207	—
Return on investment in unconsolidated investments	—	3,734
Gain on severance pay fund asset	(614)	(420)
Premium from issuance Senior Unsecured Bonds	1,975	—
Gain on sale of a subsidiary	—	(6,336)
Deferred income tax provision (benefit)	145	(856)
Liability for unrecognized tax benefits	(1,137)	253
Deferred lease revenues	(269)	394
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(14,367)	1,155
Costs and estimated earnings in excess of billings on uncompleted contracts	2,615	11,528
Inventories	(2,016)	(4,528)
Prepaid expenses and other	1,138	2,166
Deposits and other	(132)	(183)
Accounts payable and accrued expenses	(3,184)	15,315
Due from/to related entities, net	(29)	(206)
Billings in excess of costs and estimated earnings on uncompleted contracts	12,223	4,330
Liabilities for severance pay	1,281	1,145
Other long-term liabilities	(257)	(1,061)
Due from/to Parent	(231)	(107)

Net cash provided by operating activities	13,066	48,240

Cash flows from investing activities:
Return of investment in unconsolidated investments	—	3,516
Purchases of marketable securities, net	(22,965)	—
Net change in restricted cash, cash equivalents and marketable securities	(29,920)	(11,315)
Cash received from sale of a subsidiary	—	19,594
Capital expenditures	(55,052)	(76,492)
Investment in unconsolidated companies	—	(281)
Increase (decrease) in severance pay fund asset, net of payments made to retired employees	13	(3)

Net cash used in investing activities	(107,924)	(64,981)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured bonds	107,447	—
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	24,878	—
Proceeds from revolving credit lines with banks	79,334	47,200
Repayment of revolving credit lines with banks	(150,300)	(22,700)
Repayments of long-term debt	(2,434)	(5,478)
Cash paid to non-controlling interest	(2,616)	—
Deferred debt issuance costs	(1,301)	(22)
Cash dividends paid	(2,290)	(5,455)

Net cash provided by financing activities	52,718	13,545

Net change in cash and cash equivalents	(42,140)	(3,196)
Cash and cash equivalents at beginning of period	82,815	46,307

Cash and cash equivalents at end of period	$40,675	$43,111

Supplemental non-cash investing and financing activities:
Decrease in accounts payable related to purchases of property, plant and equipment	$(5,947)	$(1,649)

Accrued liabilities related to financing activities	$325	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 —	GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2011, the consolidated results of operations and comprehensive income, and the consolidated cash flows for the three-month periods ended March 31, 2011 and 2010.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The condensed consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements for the year ended December 31, 2010, but does not include all disclosures required by U.S. GAAP.

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

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2011 and December 31, 2010, the Company had deposits totaling $15,897,000 and $55,537,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2011 and December 31, 2010, the Company’s deposits in foreign countries amounted to approximately $31,752,000 and $37,929,000, respectively.

At March 31, 2011 and December 31, 2010, accounts receivable related to operations in foreign countries amounted to approximately $43,556,000 and $26,128,000, respectively. At March 31, 2011 and December 31, 2010, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 35% and 40% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 27.0% and 25.5% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively. SCE is the power purchaser and revenue source for the Mammoth complex, which was accounted for under the equity method through August 1, 2010. Following the Company’s acquisition of the remaining 50% interest in the Mammoth complex, as described in Note 3, the Company has included the results of the Mammoth complex in its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 16.2% and 19.2% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

Hawaii Electric Light Company accounted for 10.6% and 7.1% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.9% and 10.7% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 —	NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2011

Accounting for Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued amendments to the accounting and disclosures for revenue recognition. These amendments modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The adoption by the Company on January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued guidance for revenue recognition — milestone method, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after the effective date of the guidance. The adoption by the Company on January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

Accounting for Share-based Payments

In April 2010, the FASB issued an accounting standards update, which addresses the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity securities trades. This update clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The adoption by the Company on January 1, 2011 did not have a material impact on the Company’s consolidated financial statements.

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

Prior to the acquisition, the Company had a 50% interest in Mammoth Pacific that was accounted for under the equity method of accounting. Following the acquisition, the Company became the sole owner of the Mammoth complex, as well as the sole owner of rights to over 10,000 acres of undeveloped federal lands. As a result of the acquisition of the remaining 50% interest in Mammoth Pacific, the financial statements of Mammoth Pacific have been consolidated with the Company’s financial statements.

Revenues and net income of the Mammoth complex were $4,710,000 and $456,000, respectively, for the three months ended March 31, 2011.

The following unaudited consolidated pro forma financial information for the three months ended March 31, 2010 assumes the Mammoth Pacific acquisition occurred as of January 1, 2010, after giving effect to certain adjustments, including the depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Mammoth Pacific been effected on the date indicated.

Three Months Ended
March 31, 2010
(Dollars in thousands,
except per share data)

Revenues	$87,719
Loss from continuing operations	(1,947)
Net income	1,833
Net loss attributable to noncontrolling interest	53

Net income attributable to the Company’s stockholders	$1,886

Earnings per share attributable to the Company’s stockholders — basic and diluted:
Loss from continuing operations	$(0.04)
Income from discontinued operations	0.08

Net income	$0.04

NOTE 4 —	INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Raw materials and purchased parts for assembly	$3,188	$7,030
Self-manufactured assembly parts and finished products	11,366	5,508

Total	$14,554	$12,538

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 5 —	UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Sarulla	$1,980	$2,244
Watts & More Ltd.	1,852	2,000

	$3,832	$4,244

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

The condensed results of operations of Mammoth Pacific for the three months ended March 31, 2010 are summarized below:

Three Months Ended
March 31, 2010
(Dollars in thousands)

Condensed statements of operations:
Revenues	$5,065
Gross margin	1,533
Net income	1,466
Company’s equity in income of Mammoth:
50% of Mammoth net income	$733
Plus amortization of basis difference	148

881
Less income taxes	(335)

Total	$546

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing a geothermal power project in Indonesia with expected generating capacity of approximately 340 MW. The project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract with PT Pertamina Geothermal Energy (“PGE”). The project will be constructed in three phases over five years, with each phase utilizing the Company’s 110 MW to 120 MW combined cycle geothermal plants in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. The consortium is still negotiating certain contractual amendments for facilitation of project financing and for signing the resulting amended energy sales contract, and intends to proceed with the project after those amendments have become effective.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s share in the results of operations of the Sarulla project was not significant for each of the periods presented in these condensed consolidated financial statements.

Watts & More Ltd.

In October 2010, the Company invested $2.0 million in Watts & More Ltd. (“W&M”), an early stage start-up company, engaged in the development of energy harvesting and system balancing solutions for electrical sources and, in particular, solar photovoltaic systems. The Company holds approximately 28.6% of W&M’s shares.

The Company’s share in the results of operations of W&M was not significant for the three-month period ended March 31, 2011.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table sets forth certain fair value information at March 31, 2011 and December 31, 2010 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or
	Amortized
	Cost at
	March 31,	Fair Value at March 31, 2011
	2011	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)

Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$51,169	$51,169	$51,169	$—	$—
Marketable securities	22,890	22,927	22,927	—	—
Derivatives(1)	—	1,068	—	1,068	—
Auction rate securities (including restricted cash accounts) ($4.5 million par value), see below(2)	2,822	2,822	—	2,822	—
Liabilities:
Current liabilities:
Derivatives(1)	—	(733)	—	(733)	—

	$76,881	$77,253	$74,096	$3,157	$—

	Cost or
	Amortized
	Cost at
	December 31,	Fair Value at December 31, 2010
	2010	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)

Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$14,370	$14,370	$14,370	$—	$—
Derivatives(1)	—	1,030	—	1,030	—
Non-current assets:
Illiquid auction rate securities (including restricted cash accounts) ($4.5 million par value), see below(2)	4,011	3,027	—	—	3,027

	$18,381	$18,427	$14,370	$1,030	$3,027

(1)	Derivatives represent foreign currency forward contracts which are valued primarily based on observable inputs including forward and spot prices for currencies and interest swap transactions which are based primarily on observable inputs including 10-year U.S. Treasury interest rates.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2)	Included in the consolidated balance sheets as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Marketable securities	$1,222	$—
Restricted cash, cash equivalents and marketable securities	1,600	—
Long-term marketable securities	—	1,287
Long-term restricted cash, cash equivalents and marketable securities	—	1,740

	$2,822	$3,027

The Company’s financial assets measured at fair value (including restricted cash accounts) at March 31, 2011 and December 31, 2010 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for the auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

As of March 31, 2011 and December 31, 2010, all of the Company’s auction rate securities are associated with failed auctions. Such securities have par values totaling $4.5 million at March 31, 2011 and December 31, 2010, all of which have been in a loss position since the fourth quarter of 2007. The Company’s auction rate securities at December 31, 2010 were valued using Level 3 inputs. Historically, the carrying value of auction rate securities approximated fair value due to the frequent resetting of the interest rates. While the Company continued to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximated par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities, the Company utilizes valuation models that relied exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality; (v) estimates of the recovery rates in the event of default for each security; and (vi) overall capital market liquidity. These estimated fair values were subject to uncertainties that were difficult to predict. Therefore, such auction rate securities were classified as of December 31, 2010 as Level 3 in the fair value hierarchy. In the first quarter of 2011, the Company identified a buyer outside of the auction process and in April 2011, it sold the balance of the auction rate securities for consideration of $2,822,000. Therefore, such auction rate securities have been classified as of March 31, 2011 as Level 2 in the fair value hierarchy, based on the prices which were negotiated in March 2011.

The table below sets forth a summary of the changes in the fair value of the Company’s financial assets as Level 3 (i.e., illiquid auction rate securities) for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$3,027	$3,164
Total unrealized losses:
Included in net income	(205)	—
Included in other comprehensive income	—	(96)
Transfered to Level 2	(2,822)	—

Balance at end of period	$—	$3,068

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Effective July 1, 2010, the Company adopted an accounting standards update that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets unless they are created solely by subordination of one beneficial interest to another. The auction rate securities held by the Company are considered securitized financial assets. Based on the abovementioned guidance, the Company elected the fair value option for its auction rate securities and reclassified $693,000 (net of income taxes of $377,000) to retained earnings with an offset to other comprehensive income. Effective with the adoption of this new guidance, all changes in the fair value of auction rate securities are recognized in earnings.

The funds invested in auction rate securities that have experienced failed auctions are not accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities reach maturity. As a result, the Company classified those securities with failed auctions as long-term assets in the consolidated balance sheets as of December 31, 2010. As mentioned above, in the first quarter of 2011, the Company identified a buyer outside of the auction process and in April 2011, it sold the balance of the auction rate securities. Therefore the Company classified those securities as short-term assets in the consolidated balance sheets as of March 31, 2011.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2011.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31,	December 31,	March 31,	December 31,
	2011	2010	2011	2010
	(Dollars in millions)		(Dollars in millions)

Olkaria III Loan	$89.8	$88.7	$88.4	$88.4
Amatitlan Loan	39.0	39.5	38.5	39.0
Senior Secured Notes:
Ormat Funding Corp. (“OFC”)	129.5	129.5	136.3	136.3
OrCal Geothermal Inc. (“OrCal”)	95.0	93.5	95.6	95.6
Senior Unsecured Bonds	254.2	144.8	249.5	142.0
Loan from institutional investors	35.6	37.1	37.2	37.2

The fair value of OFC Senior Secured Notes is determined using observable market prices as these securities are traded. The fair value of other long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current market pricing curves.

NOTE 7 —	LONG-TERM DEBT

Issuance of Senior Unsecured Bonds

On August 3, 2010, the Company entered into a trust instrument governing the issuance of, and accepted subscriptions for, an aggregate principal amount of approximately $142.0 million of Senior Unsecured Bonds (the “Bonds”). The Company issued the Bonds outside of the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

Subject to early redemption, the principal of the Bonds is repayable in a single bullet payment upon the final maturity of the Bonds on August 1, 2017. The Bonds bear interest at a fixed rate of 7% per annum, payable semi-annually.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In February 2011, the Company accepted subscriptions for an aggregate principal amount of approximately $108.0 million of additional Senior Unsecured Bonds (the “Additional Bonds”) under two addendums to the trust instrument. The Company issued the Additional Bonds outside of the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act. The terms and conditions of the Additional Bonds are identical to the Bonds. The Additional Bonds were issued at a premium which reflects an effective fixed interest of 6.75% per annum.

NOTE 8 —	OPC TRANSACTION

In June 2007, Ormat Nevada entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (Morgan Stanley Geothermal LLC and Lehman-OPC LLC (“Lehman-OPC”)), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”), entitling the investors to certain tax benefits (such as production tax credits and accelerated depreciation) and distributable cash associated with four geothermal power plants.

The first closing under the agreements occurred in 2007 and covered the Company’s Desert Peak 2, Steamboat Hills, and Galena 2 power plants. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 power plant. The investors paid $63.0 million at the second closing.

Ormat Nevada continues to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants, while the investors received substantially all of the production tax credits (“PTC”) and taxable income or loss (together, the “Economic Benefits”). Once it recovered the capital that it has invested in the power plants, which occurred in the fourth quarter of 2010, the investors receive both the distributable cash flow and the Economic Benefits. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the “Flip Date”), Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the power plants.

The Class B membership units are provided with a 5% residual economic interest in OPC. The 5% residual interest commences on achievement by the investors of a contractually stipulated return that triggers the Flip Date. The actual Flip Date is not known with certainty and is determined by the operating results of OPC. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. Cash is distributed each period in accordance with the cash allocation percentages stipulated in the agreements. Until the fourth quarter of 2010, Ormat Nevada was allocated the cash earnings in OPC and therefore, the amount allocated to the 5% residual interest represented the noncash loss of OPC which principally represented depreciation on the property, plant and equipment. As from the fourth quarter of 2010, the distributable cash is allocated to the Class B membership units.

The Company’s voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. The Company owns, through its subsidiary, Ormat Nevada, all of the Class A membership units, which represent 75% of the voting rights in OPC. The investors own all of the Class B membership units, which represent 25% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investors’ voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the Flip Date and therefore continues to consolidate OPC.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On October 30, 2009, Ormat Nevada acquired from Lehman-OPC all of the Class B membership units of OPC held by Lehman-OPC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing transaction. As a result, the repurchase of these interests at a discount resulted in a pre-tax gain of $13.3 million in the year ended December 31, 2009. In addition, an amount of approximately $1.1 million has been reclassified from noncontrolling interest to additional paid-in capital representing the 1.5% residual interest of Lehman-OPC’s Class B membership units.

On February 3, 2011, Ormat Nevada sold to JPM Capital Corporation (“JPM”) all of the Class B membership units of OPC that it had acquired on October 30, 2009 for a sale price of $24.9 million in cash. The Company did not record any gain from the sale of its Class B membership interests in OPC to JPM. A substantial portion of the Class B membership units are accounted for as a financing transaction. As a result, the majority of these proceeds were recorded as a liability. In addition, $2.3 million has been reclassified from additional paid-in capital to noncontrolling interest representing the 1.5% residual interest of JPM’s Class B membership units.

NOTE 9 —	STOCK-BASED COMPENSATION

On March 31, 2011, the Company granted to employees 622,150 stock appreciation rights (“SAR”) under the Company’s 2004 Incentive Plan. The exercise price of each SAR is $25.65, which represented the fair market value of the Company’s common stock on the date of grant. Such SARs will expire seven years from the date of grant and will cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date. The fair value of each SAR on the date of grant was $9.82.

The Company calculated the fair value of each SAR on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	2.32%
Expected term (in years)	5.125
Dividend yield	0.80%
Expected volatility	46.29%
Forfeiture rate	5.69%

NOTE 10 —	DISCONTINUED OPERATIONS

In January 2010, a former shareholder of Geothermal Development Limited (“GDL”) exercised a call option to purchase from the Company its shares in GDL for approximately $2.8 million. In addition, the Company received $17.7 million to repay the loan a subsidiary of the Company provided to GDL to build the plant. The Company did not exercise its right of first refusal and, therefore, the Company transferred its shares in GDL to the former shareholder after the former shareholder paid all of GDL’s obligations to the Company. As a result, the Company recorded a pre-tax gain of approximately $6.3 million in the three months ended March 31, 2010.

The operations and gain on sale of GDL have been included in discontinued operations in the condensed consolidated statements of operations and comprehensive income for all periods prior to the sale of GDL in January 2010. Electricity revenues related to GDL were $64,000 during the three months ended March 31, 2010. Basic and diluted earnings per share related to a $3.8 million after-tax gain on sale of GDL was $0.08 during the three months ended March 31, 2010.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 11 —	ELECTRICITY REVENUES AND COST OF REVENUES

The components of electricity revenues and cost of revenues are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Revenues:
Energy and capacity	$31,155	$24,718
Lease portion of energy and capacity	46,442	40,716
Lease income	671	671

	$78,268	$66,105

Cost of evenues:
Energy and capacity	$35,521	$27,254
Lease portion of energy and capacity	29,105	25,958
Lease income	1,311	1,311

	$65,937	$54,523

NOTE 12 —	INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Parent	$—	$180
Interest related to sale of tax benefits	1,710	1,375
Other	13,651	9,773
Less — amount capitalized	(2,281)	(1,614)

	$13,080	$9,714

NOTE 13 —	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share attributable to the Company’s stockholders (“earnings or loss per share”) is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock options.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Weighted average number of shares used in computation of basic earnings per share	45,431	45,431
Add:
Additional shares from the assumed exercise of employee stock options	—	26

Weighted average number of shares used in computation of diluted earnings per share	45,431	45,457

The number of stock options that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been antidilutive was 3,025,249 and 2,048,750 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 14 —	BUSINESS SEGMENTS

The Company has two reporting segments: Electricity and Product Segments. These segments are managed and reported separately as each offers different products and serves different markets. The Electricity Segment is engaged in the sale of electricity from the Company’s power plants pursuant to power purchase agreements (“PPAs”). The Product Segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)

Three Months Ended March 31, 2011:
Net revenues from external customers	$78,268	$19,552	$97,820
Intersegment revenues	—	13,362	13,362
Operating income (loss)	4,004	(885)	3,119
Segment assets at period end*	2,005,182	88,765	2,093,947
* Including unconsolidated investments	1,980	1,852	3,832
Three Months Ended March 31, 2010:
Net revenues from external customers	$66,105	$16,549	$82,654
Intersegment revenues	—	7,194	7,194
Operating income (loss)	3,095	(890)	2,205
Segment assets at period end*	1,816,648	80,052	1,896,700
* Including unconsolidated investments	29,104	—	29,104

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Operating income	$3,119	$2,205
Interest income	135	197
Interest expense, net	(13,080)	(9,714)
Foreign currency translation and transaction gains	517	434
Income attributable to sale of equity interest	2,139	2,139
Other non-operating expense, net	(797)	(359)

Total consolidated loss before income taxes and equity in income of investees	$(7,967)	$(5,098)

NOTE 15 —	CONTINGENCIES

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. All three complaints allege claims on behalf of a putative class of purchasers of Company common stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. These three lawsuits were consolidated by the court in an order issued on June 3, 2010 and the court appointed three of the Company’s stockholders to serve as lead plaintiffs.

Lead plaintiffs filed a consolidated amended class action complaint (“CAC”) on July 9, 2010 that asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of Company common stock between May 7, 2008 and February 24, 2010. The CAC alleges that certain of the Company’s public statements were false and misleading for failing to account properly for the Company’s exploration and development costs based on the Company’s announcement on February 24, 2010 that it was going to restate its financial results to change its method of accounting for exploration and development costs in certain respects. The CAC also alleges that certain of the Company’s statements concerning the North Brawley project were false and misleading. The CAC seeks compensatory damages, expenses, and such further relief as the court may deem proper. The Company cannot make an estimate of the possible loss or range of loss.

Defendants filed a motion to dismiss the CAC on August 13, 2010. On March 3, 2011, the court granted in part and denied in part Defendants’ motion to dismiss. The court dismissed plaintiffs’ allegations that the Company’s statements regarding the North Brawley project were false or misleading, but did not dismiss plaintiffs’ allegations regarding the restatement. Defendants answered the remaining allegations in the CAC regarding the restatement on April 8, 2011.

The Company does not believe that these lawsuits have merit and is defending the actions vigorously.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Stockholder Derivative Cases

Four stockholder derivative lawsuits have also been filed in connection with the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs. Two cases were filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe on March 16, 2010 and April 21, 2010 and two cases were filed in the United States District Court for the District of Nevada on March 29, 2010 and June 7, 2010. All four lawsuits assert claims brought derivatively on behalf of the Company against certain of its officers and directors for alleged breach of fiduciary duty and other claims, including waste of corporate assets and unjust enrichment.

The two stockholder derivative cases filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe were consolidated by the Court in an order dated May 27, 2010 and the plaintiffs filed a consolidated derivative complaint on September 7, 2010. In accordance with a stipulation between the parties, defendants filed a motion to dismiss on November 16, 2010. On April 18, 2011, the court stayed the state derivative case pending the resolution of the securities class action. The Company cannot make an estimate of the possible loss or range of loss on the state derivative case.

The two stockholder derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010 and plaintiffs filed a consolidated derivative complaint on October 28, 2010. The Company filed a motion to dismiss on December 13, 2010. On March 7, 2011, the court transferred the federal derivative case to the court presiding over the securities class action.

The Company believes the allegations in these purported derivative actions are without merit and is defending the actions vigorously.

Other

From time to time, the Company is named as a party in various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of its business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not materially affect its business, financial condition, financial results or cash flow.

NOTE 16 —	CASH DIVIDENDS

On February 22, 2011, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 15, 2011. Such dividend was paid on March 24, 2011.

NOTE 17 —	INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2011 and 2010 was 7.4% and 50.2%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three months ended March 31, 2011 primarily due to: (i) the benefit of production tax credits for qualified power plants placed in service since 2005; (ii) lower tax rates in Israel; (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala; and (iv) provision to return adjustments related to foreign activities.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

On an annual basis the Company expects a tax benefit as a result of the impact of production tax credits (“PTCs”) on the Company’s annual forecasted pre-tax income. Therefore, the 2011 forecasted effective tax rate is negative, resulting in a tax provision in the three months ended March 31, 2011, even though the Company had a pre-tax loss in that period.

The anticipated annual PTCs associated with the Class B membership interest in OPC (see Note 8), an entity the Company is consolidating, had a significant impact on the Company’s expected overall annual tax benefit in 2010. During 2010, the Company was negotiating to sell such interest to a third party, which sale occurred in February 2011. Upon the sale of the Class B membership interest, the Company was no longer eligible to receive PTCs associated with the Class B membership interest. Due to uncertainties in the timing of selling its Class B membership interest and the significance of the production tax credits to the Company’s overall tax benefit in 2010, the Company recognized in 2010 production tax credits as they were earned rather than including forecasted production tax credits in the annual effective tax rate estimate from continuing operations.

The Company’s subsidiary, Ormat Systems Ltd. (“Ormat Systems”), received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years beginning in 2004, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years beginning in 2007, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the entire period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems may opt to irrevocably comply with the new law while waiving benefits provided under the current law or continue to comply with the current law during the next years. Changing from the current law to the new law is permissible at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011. As a result the deferred taxes as of December 31, 2010 have been reduced by $0.5 million. This amount reduced the tax provision for the three months ended March 31, 2011 by such amount.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Balance at beginning of period	$5,431	$4,931
Additions based on tax positions taken in prior years	239	253
Decrease for settlements with taxing authorities	(1,376)	—

Balance at end of period	$4,294	$5,184

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

NOTE 18 —	SUBSEQUENT EVENTS

Cash Dividend

On May 4, 2011, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.8 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 18, 2011, payable on May 25, 2011.

Sale of Auction Rate Securities

In April 2011, the Company sold the balance of the auction rate securities for consideration of $2,822,000 (see Note 6).

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

•	significant considerations, risks and uncertainties discussed in this quarterly report;

•	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

•	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

•	financial market conditions and the results of financing efforts;

•	environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorization;

•	construction or other project delays or cancellations;

•	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

•	the enforceability of the long-term power purchase agreements (PPAs) for our power plants;

•	contract counterparty risk;

•	weather and other natural phenomena;

•	the impact of recent and future federal and state regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry and incentives for the production of renewable energy at the federal and state level in the United States and elsewhere;

•	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

•	current and future litigation;

•	our ability to successfully identify, integrate and complete acquisitions;

•	competition from other existing geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

•	the effect of and changes in economic conditions in the areas in which we operate;

•	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

•	the direct or indirect impact on our company’s business resulting from terrorist incidents or responses to such incidents, including the effect on the availability of and premiums on insurance;

•	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

•	the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010;

•	other uncertainties which are difficult to predict or beyond our control and the risk that we incorrectly analyze these risks and forces or that the strategies we develop to address them could be unsuccessful; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company engaged in the geothermal and recovered energy power business. We design, develop, build, sell, own and operate clean, environmentally friendly geothermal and recovered energy-based power plants, in most cases using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Product Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate. We have recently decided to expand our activities in the Electricity Segment to include the ownership and operation of power plants that produce electricity generated by solar photovoltaic (Solar PV) systems that we do not manufacture. In our Product Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants. Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal power plants in the United States, Guatemala, Kenya, and Nicaragua, as well as recovered energy generation (REG) power plants in the United States. During the three months ended March 31, 2011 and 2010, our consolidated power plants generated 1,048,379 MWh and 917,882 MWh, respectively.

For the three months ended March 31, 2011, our Electricity Segment revenues represented approximately 80.0% of our total revenues, while our Product Segment revenues represented approximately 20.0% of our total revenues during such period.

For the three months ended March 31, 2011, our total revenues increased by 18.3% (from $82.7 million to $97.8 million) over the same period last year. Revenues from the Electricity Segment increased by 18.4% and revenues from the Product Segment increased by 18.1% .

For the three months ended March 31, 2011, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $78.3 million, compared to $66.1 million for the three months ended March 31, 2010. In addition, revenues from our 50% ownership of the Mammoth complex in the three months ended March 31, 2010 were $2.5 million. This additional data is a Non-Generally Accepted Accounting Principles (Non-GAAP) financial measure, as defined by the SEC. There is no comparable GAAP measure. We believe that such Non-GAAP data is useful to the readers as it provides a more complete view of the scope of activities of the power plants that we operate for comparing our Electricity Segment revenues for the three month periods ended March 31, 2010 and 2011. Our investment in the Mammoth complex prior to our acquisition of the remaining 50% interest in August 2010 was accounted for in our consolidated financial statements under the equity method, and the revenues were not included in our consolidated revenues for the three months ended March 31, 2010.

For the three months ended March 31, 2011, revenues attributable to our Product Segment were $19.6 million, compared to $16.5 million for the three months ended March 31, 2010, an increase of 18.1%.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term PPAs. The price for electricity under all but one of our PPAs is effectively a fixed price at least through April 2012. The exception is the PPA of the Puna power plant. It has a monthly variable energy rate based on the local utility’s avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the three months ended March 31, 2011, approximately 84.1% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than average ambient temperatures, as described below under the heading “Seasonality”.

Revenues attributable to our Product Segment are based on the sale of equipment and the provision of various services to our customers. These revenues may vary significantly from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, we typically focus on the internal rate of return of the relevant investment, relevant technical and geological matters and other relevant business considerations. We evaluate our operating power plants based on revenues and expenses, and our projects that are under development based on costs attributable to each such project. We evaluate the performance of our Product Segment based on the timely delivery of our products, performance quality of our products, and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders.

Recent Developments

•	Since the beginning of 2011, we have entered into new lease agreements covering approximately 8,000 acres of federal or private land in Nevada, Oregon, and California.

•	We have entered into an agreement with the Weyerhaeuser Company granting us an option to enter into geothermal leases covering approximately 264,000 acres of land in Oregon and Washington. Under this

Agreement we have the exclusive right to explore the land for geothermal resources and may enter into one or more geothermal leases within the optioned land.

•	Since the beginning of 2011, we have entered into new contracts for the supply of geothermal power plants and other power generating units outside of the United States and have thereby increased our backlog for the Product Segment as of March 31, 2011 to approximately $84 million.

•	In April 2011, we amended and restated the PPA with Kenya Power and Lighting Co. Ltd. (KPLC), the off-taker of the Olkaria III complex located in Naivasha, Kenya. The amended and restated PPA governs our construction of, and KPLC’s purchase of electricity from, a new 36 MW power plant at the Olkaria III complex. The new power plant is scheduled to come online in 2013. The PPA amendment includes an option to increase the combined 84 MW capacity from the new and existing plants to a maximum of 100 MW, subject to monitoring and assessment of the geothermal reservoir capacity.

•	On March 31, 2011, Southern California Edison Company (Southern California Edison) set the demonstrated capacity of the North Brawley power plant at 33 MW. Southern California Edison also agreed to modify the North Brawley PPA to allow us the option of performing an additional capacity demonstration within one year from the first capacity demonstration on March 31, 2011, which would enable us to increase the demonstrated capacity of the plant.

•	In February 2011, we signed a 20-year PPA with NV Energy, Inc. to sell 30 MW of clean, renewable energy generated from the Dixie Meadows geothermal project located in Churchill County, Nevada. We are currently in the exploration phase of the Dixie Meadows development project. The 20-year PPA is subject to approval by the Public Utilities Commission of Nevada (PUCN). If the Dixie Meadows project reaches completion by the end of 2013, it would be eligible for a cash grant under the American Recovery and Reinvestment Act of 2009 (ARRA).

•	In February 2011, we completed the sale of our part ownership interest in OPC LLC (OPC) to JPM Capital Corporation for $24.9 million in cash in a transaction to monetize production tax credits (PTCs).

•	In February 2011, we signed a PPA with Hawaii Electric Light Company (HELCO) to sell to HELCO an additional 8 MW from the Puna power plant, at a fixed price (subject to escalation) independent of oil prices. The 20-year PPA is subject to approval by the Public Utilities Commission of Hawaii, with input from the Hawaii Division of Consumer Advocacy. The construction of the power plant has been substantially completed and the power plant is expected to reach full commercial operation after HELCO completes interconnection activities during the third quarter of 2011.

•	In February 2011, we concluded the issuance of Senior Unsecured Bonds in an aggregate amount of approximately $250 million (Senior Unsecured Bonds). The Senior Unsecured Bonds were issued in two tranches. On August 3, 2010, we entered into a trust instrument governing the issuance of, and accepted subscriptions for, an aggregate principal amount of approximately $142 million of Senior Unsecured Bonds, and in February 2011, we entered into addendums to the trust instrument governing the issuance of, and accepted subscriptions for, an additional $108 million in aggregate principal amount of Senior Unsecured Bonds (the Additional Bonds). Subject to early redemption, the principal of the Senior Unsecured Bonds is repayable in a single bullet payment upon the final maturity of the Senior Unsecured Bonds on August 1, 2017. The Senior Unsecured Bonds bear interest at a fixed rate of 7% per annum, payable semi-annually. The Additional Bonds were issued at a premium which reflects an effective fixed interest of 6.75% per annum.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as costs for electricity generated from geothermal resources have become more competitive relative to fossil fuel generation. This has partly been due to increasing natural gas and oil prices during much of this period and, equally important, to newly enacted legislative and regulatory requirements and incentives, such as state renewable portfolio standards and federal tax credits. The ARRA further encourages the use of geothermal energy through production or Investment Tax Credits (ITCs) as well as cash grants (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits”). We see the increasing demand for energy generated from geothermal and other renewable resources in the United States and the further introduction of renewable portfolio standards as significant trends affecting our industry today and in the immediate future. Our operations and the trends that from time to time impact our operations are subject to market cycles.

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. Substantially all of our current revenues from the sale of electricity are derived from payments under fully-contracted long-term PPAs. We also intend to continue to pursue growth in our recovered energy business and in the solar sector.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•	Our primary focus continues to be the implementation of our organic growth through exploration, development, the construction of new projects and enhancements of existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We also routinely look at acquisition opportunities.

•	We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In January 2011, the first phase of the U.S. Environmental Protection Agency’s (EPA) “Tailoring Rule” took effect in almost all of the states, with the notable exception of the State of Texas. The Tailoring Rule sets thresholds addressing permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs apply to certain major sources of greenhouse gas emissions. Federal legislation or additional federal regulations addressing climate change are possible. Several states and regions are already addressing climate change. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. In 2008, the California Air Resources Board (CARB) approved a Scoping Plan to carry out regulations implementing AB 32. In December 2010, CARB approved cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. The cap-and-trade regulation, the first phase of which is contemplated to be implemented in January of 2012, will set a statewide limit on emissions from sources responsible for emitting 80% of California’s greenhouse gases and, according to CARB, will help establish a price signal needed to drive long-term investment in cleaner fuels and more efficient use of energy. However, the authority of CARB to implement this cap-and-trade program under AB 32 has been the subject of legal challenges that may hinder and/or ultimately thwart its implementation. In September of 2006, California also passed Senate Bill 1368, which prohibits the state’s utilities from entering into long-term financial commitments for base-load generation with power plants that fail to meet a CO2 emission performance standard established by the California Energy Commission and the California Public Utilities Commission. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires a reduction in greenhouse gases to: (i) 2000 levels by 2010; (ii) 1990 levels by 2020; and (iii) 80% of 1990 levels by 2050. In addition to California, twenty-two other states have set greenhouse gas emissions targets or goals (Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord, are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September

2008, the first-in-the-nation auction of CO2 allowances was held under the RGGI, a regional cap-and-trade system, which includes ten Northeast and Mid-Atlantic States. Under RGGI, the participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10% at a rate of 2.5% each year between 2015 and 2018. In addition, twenty-nine states and the District of Columbia have all adopted renewable portfolio standards (RPS) and seven other states have adopted renewable portfolio goals. In California, on April 12, 2011, Governor Jerry Brown signed Senate Bill 2X (SB 2X) to increase California’s RPS to 33% by 2020, among the most aggressive renewable energy goals in the United States. We expect that the additional demand for renewable energy from utilities in states with RPS will outpace a possible reduction in general demand for energy (if any) due to the effect of economic conditions. We see this increased demand and in particular the impact of the increase in California RPS, as one of the most significant opportunities for us to expand existing projects and build new power plants.

•	Outside of the United States, we expect that a variety of government initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products, and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

•	We expect competition from the wind and solar power generation industries to continue. The current demand for renewable energy is large enough that this increased competition has not materially impacted our ability to obtain new PPAs. However, the increase in competition and the amount of renewable energy under contract may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industries, we believe that baseload electricity, such as geothermal-based energy, will continue to be a leading source of renewable energy in areas with commercially viable geothermal resources.

•	We expect increased competition from binary power plant equipment suppliers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, which is in excess of 90%, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to a reduction in prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

•	Our PPA for the Puna power plant has a monthly variable energy rate based on the local utility’s avoided costs, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA and any other variable energy rate in PPAs that we may enter into in the future.

•	While the current demand for renewable energy is large enough that increased competition has not impacted our ability to obtain new PPAs and new leases, increased competition in the power generation industry may contribute to a reduction in electricity prices, and increased competition in geothermal leasing may contribute to an increase in lease costs.

•	The viability of a geothermal resource depends on various factors such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction and injection of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our growth expectations.

•	As our power plants age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our PPAs as a result of any decrease in availability.

•	Our foreign operations are subject to significant political, economic and financial risks, which vary by country. Those risks include the partial privatization of the electricity sector in Guatemala, labor unrest in Nicaragua and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance for most of our foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•	The Energy Policy Act of 2005 authorizes the Federal Energy Regulatory Commission (FERC) to revise the Public Utility Regulatory Policies Act (PURPA) so as to terminate the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this change in law to affect our U.S. power plants significantly, as all except one of our current contracts (our Steamboat 1 power plant, which sells its electricity to Sierra Pacific Power Company on a year-by-year basis) are long-term. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

•	In December 2010, a global settlement (Global Settlement) relating primarily to the purchase and payment obligations of investor-owned utilities to “Qualifying Facilities” under PURPA was approved by the California Public Utilities Commission (CPUC). The Global Settlement will become effective upon the satisfaction of certain conditions precedent, including (a) a final and non-appealable order from the FERC approving the investor-owned utilities’ request for a waiver of the Qualifying Facility must-take purchase obligation for Qualifying Facilities above 20 MW; and (b) that the CPUC order becomes final and non-appealable. As of April 30, 2011, not all of the conditions precedent (including the two noted above) have been satisfied. The Global Settlement, once it becomes effective, will affect all of our PPAs with Southern California Edison, which accounted for approximately 27.0% and 25.5% of our revenues during the three-month periods ended March 31, 2011 and 2010, respectively. Under the Global Settlement, we have basically two choices available to us:

•	We can do nothing, in which case the payments related to our existing PPAs will be automatically determined by a specific short run avoided cost (SRAC) methodology beginning in May 2012.

•	We can amend our existing PPAs, which must be done within 180 days of the effectiveness of the Global Settlement. If we make this choice, our existing PPAs will reflect the selected pricing option until December 2014 and thereafter convert to SRAC methodology pricing as set forth in the Global Settelment.

We plan to amend our existing PPAs, and are still evaluating which of the pricing options to select, which may vary from one PPA to another. Under all scenarios, we anticipate this will expose our revenues from these PPAs to greater fluctuations and may adversely affect our revenues under these PPAs. Because of the uncertainties inherent in such pricing which will be based in large part on future natural gas prices, it is not possible at this time to reliably estimate the potential impact on our revenues from these PPAs.

•	In addition to increasing the California RPS target to 33% by 2020, California’s Senate Bill 2X (SB2X), signed into law by Governor Jerry Brown on April 12, 2011, also instituted a tradable renewable energy credit (REC) program. California utilities can purchase three products to comply with SB2X: (i) bundled electricity and RECs from electricity generators that interconnect with a California balancing authority, (ii) tradable RECs, which are purchased either from out-of-state electricity generators or in-state electricity generators that do not interconnect with a California balancing authority, and (iii) firmed and shaped transactions with out-of-state electricity generators. Tradable RECs and firmed/shaped transactions can account for up to 50% of the RPS obligation until 2013, tapering off to 25% in 2020. By 2020, bundled transactions must account for 75% of California utilities RPS compliance. The CPUC must provide implementing regulations by the end of 2011. SB2X is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SB2X and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and in selling electricity from our projects.

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

The prices paid for electricity pursuant to the PPA of the Puna power plant are impacted by the price of oil. Accordingly, our revenues for that power plant, which accounted for approximately 10.6% and 7.1% of our total revenues for the three-month periods ended March 31, 2011 and 2010, respectively, may be volatile.

Revenues attributable to our Product Segment are generally less predictable than revenues from our Electricity Segment. This is because larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate (and at times, extensively) from period to period.

The following table sets forth a breakdown of our revenues for the periods indicated:

			% of Revenues for
			Period Indicated
	Revenues in Thousands		Three Months Ended
	Three Months Ended March 31,		March 31,
	2011	2010	2011	2010

Revenues
Electricity	$78,268	$66,105	80.0%	80.0%
Product	19,552	16,549	20.0	20.0

Total	$97,820	$82,654	100.0%	100.0%

Geographical Breakdown of Revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues in Thousands		% of Revenues for Period Indicated
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Electricity Segment:
United States	$59,491	$47,589	76.0%	72.0%
Foreign	18,777	18,516	24.0	28.0

Total	$78,268	$66,105	100.0%	100.0%

Product Segment:
United States	$—	$2,379	0.0%	14.4%
Foreign	19,552	14,170	100.0	85.6

Total	$19,552	$16,549	100.0%	100.0%

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices paid for electricity under the PPAs with Southern California Edison for the Heber 1 and 2 plants, the Mammoth complex, the Ormesa complex, and the North Brawley plant are higher in the months of June through September. As a result, we receive and will receive in the future higher revenues during such months. The prices paid for electricity pursuant to the PPAs of our power plants in Nevada have no significant changes during the year. In the winter, due principally to the lower ambient temperature, our power plants produce more energy and as a result we receive higher energy revenues. However, the higher capacity payments payable by Southern California Edison in California in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our electricity revenues are generally higher in the summer than in the winter.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance. In our California power plants our principal cost of revenues also includes transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. Payments made to government agencies and private entities relating to site leases where plants are located, are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the three months ended March 31, 2011 and 2010, royalty payments constituted approximately 3.0% of the Electricity Segment revenues.

Product Segment

The principal cost of revenues attributable to our Product Segment includes materials, salaries and related employee benefits, expenses related to subcontracting activities, transportation expenses and sales commissions to sales representatives. Some of the principal expenses attributable to our Product Segment, such as a portion of the costs related to labor, utilities and other support services are fixed, while others, such as materials, construction, transportation and sales commissions, are variable and may fluctuate significantly, depending on market conditions. As a result, the cost of revenues attributable to our Product Segment, expressed as a percentage of total revenues, fluctuates. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of March 31, 2011 decreased to $64.8 million from $82.8 million as of December 31, 2010. This decrease is principally due to: (i) our use of $55.1 million to fund capital expenditures; (ii) repayment of $2.4 million of long-term debt; (iii) a net repayment of $71.0 million against our revolving credit lines with commercial banks; and (iv) a net increase of $29.9 million in restricted cash and cash equivalents. The decrease in our cash resources was partially offset by: (i) our issuance of an aggregate principal amount of approximately $107.4 million of Senior Unsecured Bonds in February 2011; (ii) $24.9 million proceeds from the sale of Class B membership units of OPC to JPM Capital in February 2011; and (iii) $13.1 million derived from operating activities during the three months ended March 31, 2011. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of March 31, 2011 was $402.5 million, as described below in the section entitled “Liquidity and Capital Resources”, of which we utilized $178.8 million (including $60.3 million of letters of credit) as of March 31, 2011.

Critical Accounting Policies

A comprehensive discussion of our critical accounting policies is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the year ended December 31, 2010.

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

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except
	per share data)

Statements of Operations Historical Data:
Revenues:
Electricity	$78,268	$66,105
Product	19,552	16,549

	97,820	82,654

Cost of revenues:
Electricity	65,937	54,523
Product	16,890	12,437

	82,827	66,960

Gross margin:
Electricity	12,331	11,582
Product	2,662	4,112

	14,993	15,694
Operating expenses:
Research and development expenses	2,207	3,267
Selling and marketing expenses	2,660	3,202
General and administrative expenses	7,007	7,020

Operating income	3,119	2,205
Other income (expense):
Interest income	135	197
Interest expense, net	(13,080)	(9,714)
Foreign currency translation and
transaction gains	517	434
Income attributable to sale of tax benefits	2,139	2,139
Other non-operating expense, net	(797)	(359)

Loss from continuing operations, before income taxes and equity in income (losses) of investees	(7,967)	(5,098)
Income tax benefit (provision)	(586)	2,557
Equity in income (losses) of investees, net	(412)	546

Loss from continuing operations	(8,965)	(1,995)
Discontinued operations:
Income from discontinued operations, net of related tax	—	14
Gain on sale of of a subsidiary in New Zealand, net of related tax	—	3,766

Net income (loss)	(8,965)	1,785
Net loss (income) attributable to noncontrolling interest	(10)	53

Net income (loss) attributable to the Company’s stockholders	$(8,975)	$1,838

Earnings (loss) per share attributable to the Company’s stockholders — basic and diluted
Income (loss) from continuing operations	$(0.20)	$(0.04)
Discontinued operations	—	0.08

Net income (loss)	$(0.20)	$0.04

Weighted average number of shares used in computation of earnings (loss)
per share attributable to the Company’s stockholders:
Basic	45,431	45,431

Diluted	45,431	45,457

	Three Months Ended
	March 31,
	2011	2010

Statements of Operations Percentage Data:
Revenues:
Electricity	80.0%	80.0%
Product	20.0	20.0

	100.0	100.0

Cost of revenues:
Electricity	84.2	82.5
Product	86.4	75.2

	84.7	81.0

Gross margin:
Electricity	15.8	17.5
Product	13.6	24.8

	15.3	19.0
Operating expenses:
Research and development expenses	2.3	4.0
Selling and marketing expenses	2.7	3.9
General and administrative expenses	7.2	8.5

Operating income	3.2	2.7
Other income (expense):
Interest income	0.1	0.2
Interest expense, net	(13.4)	(11.8)
Foreign currency translation and
transaction gains	0.5	0.5
Income attributable to sale of tax benefits	2.2	2.6
Other non-operating expense, net	(0.8)	(0.4)

Loss from continuing operations, before income taxes and equity in income (losses) of investees	(8.1)	(6.2)
Income tax benefit (provision)	(0.6)	3.1
Equity in income (losses) of investees, net	(0.4)	0.7

Loss from continuing operations	(9.2)	(2.4)
Discontinued operations:
Income from discontinued operations, net of related tax	0.0	0.0
Gain on sale of of a subsidiary in New Zealand, net of related tax	0.0	4.6

Net income (loss)	(9.2)	2.2
Net loss (income) attributable to noncontrolling interest	(0.0)	0.1

Net income (loss) attributable to the Company’s stockholders	(9.2)%	2.2%

Comparison of the Three Months Ended March 31, 2011 and the Three Months Ended March 31, 2010

Total Revenues

Total revenues for the three months ended March 31, 2011 were $97.8 million, compared to $82.7 million for the three months ended March 31, 2010, which represented an 18.3% increase in total revenues. This increase is attributable to both our Electricity and Product Segments whose revenues increased by 18.4% and 18.1%, respectively, over the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended March 31, 2011 were $78.3 million, compared to $66.1 million for the three months ended March 31, 2010, which represented an 18.4% increase in such revenues. This increase is a result of increased electricity generation of our power plants from 917,882 MWh in the three months ended March 31, 2010 to 1,048,379 MWh in the three months ended March 31, 2011. The most significant contributors to the increase in our electricity generation were: (i) an increase in the generation of the Puna power plant due to repair work that was completed in the second quarter of 2010; (ii) an increase in the generation of our North Brawley power plant, with revenues of $4.0 million in the three months ended March 31, 2011, compared to $2.7 million in the three months ended March 31, 2010; (iii) the consolidation of the Mammoth complex effective August 2, 2010 with revenues of $4.7 million in the three months ended March 31, 2011, resulting from the acquisition of the remaining 50% interest in Mammoth Pacific in August 2010; and (iv) an increase in generation of the REG facilities due to the addition of one plant and a higher availability of the pipeline. The increase in our Electricity Segment revenues is also attributable to a slight increase in the average revenue rate of our electricity portfolio from $72 per MWh in the first quarter of 2010 to $75 per MWh in the first quarter of 2011, which was mainly due to higher rates under the PPA of the Puna power plant.

Product Segment

Revenues attributable to our Product Segment for the three months ended March 31, 2011 were $19.6 million, compared to $16.5 million for the three months ended March 31, 2010, which represented an 18.1% increase in such revenues. This increase in our product revenues is a result of an increase in our Product Segment customer orders. As previously disclosed, the Product Segment revenues are generally less predictable than revenues from our Electricity Segment.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2011 was $82.8 million, compared to $67.0 million for the three months ended March 31, 2010, which represented a 23.7% increase in total cost of revenues. As discussed above, the increase is attributable to increases in the cost of revenues in both our Electricity and Product Segments. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2011 was 84.7%, compared to 81.0% for the same period in 2010.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2011 was $65.9 million, compared to $54.5 million for the three months ended March 31, 2010, which represented a 20.9% increase in total cost of revenues for such segment while the increase in revenues was only 18.4%. We incurred higher costs associated with operating and maintaining the North Brawley power plant in the first quarter of 2011 ($14.3 million), compared to the first quarter of 2010 ($9.5 million), including replacing pumps in the production wells. We expect a higher level of operation expenses to continue at least through the next few quarters. The cost per MWh in the current quarter increased compared to the first quarter of 2010, as a result of: (i) the higher costs in the North Brawley power plant, as described above; and (ii) high depreciation in the Mammoth complex, resulting from the plan to repower the complex by replacing part of the old units with new Ormat-manufactured equipment. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2011 was 84.2%, compared to 82.5% for the three months ended March 31, 2010.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended March 31, 2011 was $16.9 million, compared to $12.4 million for the three months ended March 31, 2010, which represented a 35.8% increase in total cost of revenues related to such segment. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended March 31, 2011 was 86.4%, compared to 75.2% for the three months ended March 31, 2010. Such increase in the percentage of Product Segment cost of revenues from total Product Segment revenues is attributable to a different product mix and different margins in the sales contracts.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2011 were $2.2 million, compared to $3.3 million for the three months ended March 31, 2010, which represented a 32.4% decrease and is primarily attributable to the costs related to an experimental REG plant specifically designed to use the residual energy from the vaporization process at liquefied natural gas regasification terminals, including developing and building a unit at a customer’s premises in Spain, which costs decreased to $0.6 million in the three months ended March 31, 2011, from $2.6 million in the three months ended March 31, 2010. The large decrease is because the majority of the costs related to the experimental REG plant were incurred through the second quarter of 2010. Construction of the plant commenced in the third quarter of 2010 and is expected to be completed in the first half of 2011. If the development of the unit is not successful we will have to remove the unit from the customer’s site. If the unit operates successfully and passes acceptance tests, we will be paid by the customer an amount of approximately $15.0 million which will be recognized as revenue upon acceptance by the customer. Our research and development activities during the three months ended March 31, 2011 also included: (i) continued development of enhanced geothermal systems (EGS); and (ii) development of a solar thermal system for the production of electricity.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2011 were $2.7 million, compared to $3.2 million for the three months ended March 31, 2010, which represented a 16.9% decrease. Selling and marketing expenses for the three months ended March 31, 2011 constituted 2.7% of total revenues, compared to 3.9% for the three months ended March 31, 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $7.0 million. General and administrative expenses for the three months ended March 31, 2011 constituted 7.2% of total revenues, compared to 8.5% for the three months ended March 31, 2010.

Operating Income

Operating income for the three months ended March 31, 2011 was $3.1 million, compared to $2.2 million for the three months ended March 31, 2010. Such increase of $0.9 million in operating income was principally attributable to a decrease in operating expenses. This decrease in operating expenses was partially offset by the decrease in our Product Segment gross margin due to changes in the product mix and different margins in the sales contracts, which affected profitability. Operating income attributable to our Electricity Segment for the three months ended March 31, 2011 was $4.0 million, compared to $3.1 million for the three months ended March 31, 2010. Operating loss attributable to our Product Segment for the three months ended March 31, 2011 and 2010 was $0.9 million.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2011 was $13.1 million, compared to $9.7 million for the three months ended March 31, 2010, which represented a 34.7% increase. The $3.4 million increase is primarily due to issuance of Senior Unsecured Bonds in August 2010 and February 2011, as discussed elsewhere in this report. The increase was partially offset by: (i) an increase of $0.7 million in interest capitalized to projects as a result of increased aggregate investment in projects under construction; and (ii) a decrease in interest expense as a result of principal repayments.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for each of the three months ended March 31, 2011 and 2010 was $2.1 million. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors.

Income Taxes

Income tax provision for the three months ended March 31, 2011 was $0.6 million, compared to income tax benefit of $2.6 million for the three months ended March 31, 2010. The effective tax rate for the three months ended March 31, 2011 was 7.4%, compared to 50.2% for the three months ended March 31, 2010. On an annual basis we expect a tax benefit as a result of the impact of PTCs on our annual forecasted pre-tax income. Therefore, the 2011 forecasted effective tax rate is negative, resulting in a tax provision in the three months ended March 31, 2011, even though we had a pre-tax loss in that period.

Loss from Continuing Operations

Loss from continuing operations for the three months ended March 31, 2011 was $9.0 million, compared to $2.0 million for the three months ended March 31, 2010. Such increased loss of $7.0 million was principally attributable to: (i) a $3.4 million increase in interest expense; (ii) a $3.1 million increase in income tax provision; and (iii) a $1.0 million increase in equity losses of investees. The increase was partially offset by a $0.9 million increase in operating income.

Discontinued Operations

In January 2010, a former shareholder of Geothermal Development Limited (GDL) exercised a call option to purchase from us our shares in GDL for approximately $2.8 million. In addition, we received $17.7 million to repay the loan our subsidiary provided to GDL to build the plant. We did not exercise our right of first refusal and, therefore, we transferred our shares in GDL to the former shareholder after the former shareholder paid all of GDL’s obligations to us. As a result, we recorded an after-tax gain of $3.8 million in the three months ended March 31, 2010. The operations of GDL have been included in discontinued operations for all periods prior to the sale of GDL. The operations and gain on sale of GDL have been included in discontinued operations for all periods prior to the sale of GDL in January 2010.

Net Income (Loss)

Net loss for the three months ended March 31, 2011 was $9.0 million, compared to net income of $1.8 million for the three months ended March 31, 2010. The decrease in net income was principally attributable to the increase in loss from continuing operations in the amount of $7.0 million, as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, the issuance of our common stock in public and private offerings, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuance by Ormat Funding Corp. (OFC) and OrCal Geothermal Inc.

(OrCal) of their respective Senior Secured Notes, project financing (including the Puna lease and the OPC Transaction described below), and a cash grant we received under the ARRA relating to the North Brawley power plant. We have utilized this cash to fund our acquisitions, develop and construct power generation plants, and meet our other cash and liquidity needs.

As of March 31, 2011, we have access to the following sources of funds: (i) $64.8 million in cash, cash equivalents and marketable securities; and (ii) $223.7 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2011 include approximately $412.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $46.6 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (iv) future project financing and refinancing; and (v) cash grants available to us under the ARRA relating to new projects that will be placed in service before the end of 2013. Management believes that these sources will meet our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions.

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

Non-Recourse and Limited-Recourse Third Party Debt

OFC Senior Secured Notes — Non Recourse

On February 13, 2004, OFC, one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act), for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A power plants, and the financing of the acquisition cost of the Steamboat 2/3 power plants. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on September 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2011, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of March 31, 2011, there were $136.3 million of OFC Senior Secured Notes outstanding.

OrCal Secured Notes — Non-Recourse

On December 8, 2005, OrCal, one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act, for the purpose of refinancing the acquisition cost of the Heber power plants. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on September 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of March 31, 2011, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of March 31, 2011, there were $95.6 million of OrCal Senior Secured Notes outstanding.

Olkaria III Loan — Non-Recourse

OrPower 4, Inc. (OrPower 4), has a project financing loan of $105.0 million which refinanced its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. The loan was provided by a group of European Development Finance Institutions arranged by DEG — Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on $77.0 million of the loan at 6.90% per annum. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. As of March 31, 2011, OrPower 4 was in compliance with the covenants under the loan. As of March 31, 2011, $88.4 million of the Olkaria III loan was outstanding.

Amatitlan Loan — Non-Recourse

Ortitlan Limitada (Ortitlan), entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. The loan will mature on June 15, 2016, and is payable in 28 quarterly installments, that commenced on September 15, 2009. The annual interest rate on the loan is 9.83%, but the effective cost for us is approximately 8%, due to the elimination, following the refinancing, of the political risk insurance premiums that we had been paying on our equity investment in the project. There are various restrictive covenants under the loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. As of March 31, 2011, Ortitlan was in compliance with the covenants under the loan. As of March 31, 2011, $38.5 million of the Amatitlan loan was outstanding.

Senior Loan from International Finance Corporation (IFC) — (The Zunil Power Plant) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has a senior loan agreement with IFC. The loan, of which $1.3 million was outstanding as of March 31, 2011, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. There are various restrictive covenants under the senior loan, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of March 31, 2011, Orzunil was in compliance with the covenants under this senior loan.

New Financing of Our Projects

Financing of the North Brawley Power Plant

We refinanced a portion of the equity invested in the North Brawley power plant with the cash grant we received under the ARRA in September 2010. We expect that once we bring the power plant closer to its original design capacity, we will be able to refinance a portion of the remainder of the equity invested with long-term debt.

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

As of March 31, 2011, letters of credit in the aggregate amount of $28.6 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with five commercial banks for an aggregate amount of $365.0 million. Under the terms of these credit agreements, we, or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $315.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $50.0. The credit agreements mature between May 2011 and September 2013. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Credit agreements in the amount of $165.0 million are due to expire in 2011. We are currently negotiating the extension of these credit agreements for up to three years. We anticipate that these extensions will include an increase in the annual average interest rates.

We have a $20.0 million term loan with a group of financial institutions, which matures on July 16, 2015, is payable in 12 semi-annual installments that commenced January 16, 2010, and bears annual interest of 6.5%. As of March 31, 2011, $15.7 million was outstanding under this loan.

We have a $20.0 million term loan with a group of financial institutions, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears annual interest at 6-month LIBOR plus 5.0%. As of March 31, 2011, $20.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears annual interest of 5.75%. As of March 31, 2011, $20.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, and is payable in 10 semi-annual installments that commenced May 10, 2010, and bears annual interest at 6-month LIBOR plus 3.25%. As of March 31, 2011, $40.0 million was outstanding under this loan.

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio, a debt to equity ratio, and a debt to adjusted EBITDA ratio. There are also certain restrictions on distribution of dividends. The failure to perform or comply with any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

We are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that compliance with the restrictive covenants, financial ratios and other terms of any of our (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or plan of operations.

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

Four commercial banks have issued such performance letters of credit in favor of our customers from time to time. As of March 31, 2011, such banks have issued letters of credit totaling $34.2 million. These letters of credit were not issued under the credit agreements discussed under “Full-Recourse Third Party Debt” above.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described above under “Full-Recourse Third Party Debt”. As of March 31, 2011, letters of credit in the aggregate amount of $60.3 million remained issued and outstanding under the Union Bank credit agreement and our other agreements with commercial banks.

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

OPC Transaction

In June 2007, our wholly owned subsidiary, Ormat Nevada, entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (Morgan Stanley Geothermal LLC and Lehman-OPC LLC (Lehman-OPC)), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC, entitling the investors to certain tax benefits (such as PTCs and accelerated depreciation) and distributable cash associated with four geothermal power plants.

The first closing under the agreements occurred in 2007 and covered our Desert Peak 2, Steamboat Hills, and Galena 2 power plants. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 power plant. The investors paid $63.0 million at the second closing.

Ormat Nevada continues to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants, while the investors received substantially all of the PTCs and the taxable income or loss (together, the Economic Benefits). Once it recovers the capital that it invested in the power plants, which occurred in the fourth quarter of 2010, the investors receive both the distributable cash flow and the Economic Benefits. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the Flip Date), Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the power plants.

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

Our voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. We own, through our subsidiary, Ormat Nevada, all of the Class A membership units, which represent 75% of the voting rights in OPC. The investors own all of the Class B membership units, which represent 25% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investors’ voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the Flip Date and therefore continues to consolidate OPC.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 17 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $4.3 million as of March 31, 2011. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but believe that the ultimate settlement of our obligations will not materially affect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date

May 8, 2009	$0.06	May 20, 2009	May 27, 2009
August 5, 2009	$0.06	August 18, 2009	August 27, 2009
November 4, 2009	$0.06	November 18, 2009	December 1, 2009
February 23, 2010	$0.12	March 16, 2010	March 25, 2010
May 5, 2010	$0.05	May 18, 2010	May 25, 2010
August 4, 2010	$0.05	August 17, 2010	August 26, 2010
November 2, 2010	$0.05	November 17, 2010	November 30, 2010
February 22, 2011	$0.05	March 15, 2011	March 24, 2011
May 4, 2011	$0.04	May 18, 2011	May 25, 2011

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net cash provided by operating activities	$13,066	$48,240
Net cash used in investing activities	(107,924)	(64,981)
Net cash provided by financing activities	52,718	13,545
Net change in cash and cash equivalents	(42,140)	(3,196)

For the Three Months Ended March 31, 2011

Net cash provided by operating activities for the three months ended March 31, 2011 was $13.1 million, compared to $48.2 million for the three months ended March 31, 2010. The net decrease of $35.1 million resulted primarily from: (i) a decrease in net income to net loss of $9.0 million in the three months ended March 31, 2011, from net income of $1.8 million in the three months ended March 31, 2010, mainly as a result of the increase in interest expense, net and income tax provision, as described above; (ii) an increase in receivables of $14.4 million in the three months ended March 31, 2011, compared to a decrease of $1.2 million in the three months ended March 31, 2010; and (iii) a decrease in accounts payable and accrued expenses of $3.2 million in the three months ended March 31, 2011, compared to an increase of $15.3 million in the three months ended March 31, 2010. Such decrease was partially offset by: (i) an increase of $3.0 million in depreciation and amortization mainly due to the placement in service of our Jersey Valley power plant in January 2011, and high depreciation in the Mammoth complex, resulting from the plan to repower the complex by replacing part of the old units with new Ormat-manufactured equipment, as described above; and (ii) a gain on sale of GDL of $6.3 million in the three months ended March 31, 2010.

Net cash used in investing activities for the three months ended March 31, 2011 was $107.9 million, compared to $65.0 million for the three months ended March 31, 2010. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2011 were: (i) capital expenditures of $55.1 million, primarily for our facilities under construction; (ii) net increase of $29.9 million in restricted cash, cash equivalents and marketable securities; and (iii) net increase of $23.0 million in marketable securities. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2010 were capital expenditures of $76.5 million, primarily for our power facilities under construction, and a $11.3 million increase in restricted cash, cash equivalents and marketable securities, offset by $19.6 million received from the sale of GDL.

Net cash provided by financing activities for the three months ended March 31, 2011 was $52.7 million, compared to $13.5 million for the three months ended March 31, 2010. The principal factors that affected the net cash provided by financing activities during the three months ended March 31, 2011 were (i) the issuance of an aggregate amount of approximately $107.4 million Senior Unsecured Bonds in February 2011; and (ii) proceeds from the sale of all of the Class B membership units of OPC acquired on October 30, 2009 for a sale price of $24.9 million, offset by: (i) the repayment of long-term debt in the amount of $2.4 million; (ii) a net decrease of $71.0 million against our revolving lines of credit with commercial banks; and (iii) the payment of a dividend to our shareholders in the amount of $2.3 million. The principal factor that affected our net cash provided by financing activities during the three months ended March 31, 2010 was $24.5 million drawn under revolving lines of credit from commercial banks, which was offset by: (i) the repayment of long-term debt in the amount of $5.5 million; and (ii) the payment of a dividend to our shareholders in the amount of $5.5 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2011 was $27.2 million, compared to $32.1 million for the three months ended March 31, 2010. Adjusted EBITDA includes consolidated EBITDA and our share in the interest, taxes, depreciation and amortization related to our unconsolidated 50% interest in the Mammoth complex in California in the three months ended March 31, 2010.

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

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net cash provided by operating activities	$13,066	$48,240
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	12,296	9,021
Interest income	(135)	(197)
Income tax provision (benefit)	586	19
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	1,339	(26,006)

EBITDA	27,152	31,077
Interest, taxes, depreciation and amortization attributable to the Company’s equity in Mammoth-Pacific L.P.	—	973

Adjusted EBITDA	$27,152	$32,050

Net cash used in investing activities	$(107,924)	$(64,981)

Net cash provided by financing activities	$52,718	$13,545

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants. We expect that the following enhancements of our existing power plants and the construction of new power plants will be funded initially from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level.

McGinness Hills Project  We are currently developing the first phase of the 30 MW McGinness Hills project on Bureau of Land Management leases located in Lander County, Nevada. We have drilled six wells and the power plant equipment is in an advanced stage of manufacturing. We have submitted documents to obtain the required construction permits and an environmental assessment is in process. We signed a 20-year PPA with Nevada Power Company, which was approved by the PUCN on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012. The National Environmental Policy Act (NEPA) process is in progress in order to comply with the requirements under the DOE 1705 loan guarantee program.

Tuscarora Project   We are currently developing the first phase (18 MW) of the Tuscarora project on private land located in Elko County, Nevada. Field development has been completed. Civil work started and mechanical work will start towards the end of the second quarter of 2011. We have obtained most of the required construction permits. We signed a 20-year PPA with Nevada Power Company, which was approved by the PUCN on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012. The NEPA process is in progress in order to comply with the requirements under the DOE 1705 loan guarantee program.

Carson Lake Project  We are currently developing the 20 MW Carson Lake project on Bureau of Land Management leases located in Churchill County, Nevada. Our initial joint venture with Nevada Power Company for this project contemplated a larger project. We are in preliminary discussions to address the implications of a smaller project.

Mammoth Complex  We plan to repower the Mammoth complex located in Mammoth Lakes, California, by replacing part of the old units with new Ormat-manufactured equipment. The replacement of the equipment will optimize generation and add approximately 3 MW of generating capacity to the complex. We have started the equipment fabrication for the replacement of the old generating equipment with modern units designed and manufactured by us.

CD 4 Project  We are currently developing 32 to 38 MW of new capacity at the Mammoth complex, on land which is comprised mainly of BLM leases. We have commenced field development and have drilled a successful production well, and the drilling of additional wells is continuing. The project is expected to be completed in 2013.

Olkaria III Phase 3  We are currently developing Phase 3 of the Olkaria III complex located in Naivasha, Kenya. We amended and restated the PPA with KPLC, the off-taker of the Olkaria III complex. The amended and restated PPA governs our construction of, and KPLC’s purchase of electricity from, a new 36 MW power plant at the Olkaria III complex. The new power plant is scheduled to come online in 2013.

DH Wells Project  We are currently developing the 20 to 30 MW DH Wells project located in Mineral County, Nevada. We completed the drilling of two production wells and are continuing with the drilling activity. The new power plant is scheduled to come online in 2013.

We have estimated approximately $711 million in capital expenditures for construction of the abovementioned projects that are still under construction and that are expected to be completed by 2013. We have invested approximately $169 million of such estimated amount as of March 31, 2011. We expect to invest an additional $226 million during the remainder of 2011. The remaining $316 million will be invested in 2012 and 2013.

In addition, we estimate approximately $186 million in additional capital expenditures in the remainder of 2011 to be allocated as follows: (i) $58 million in new projects under development; (ii) $40 million for enhancement of our operating power plants; (iii) $14 million in land acquisitions; (iv) $34 million in exploration activities pursuant to various leases for geothermal resources in which we have started the exploration activity; (v) $28 million in new project development, provided that part or all of the aforementioned exploration activities succeed; and (vi) $12 million in enhancement of our production facilities. Therefore, the total capital expenditure for the remainder of 2011 is estimated to be $412 million.

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

As of March 31, 2011, 75.5% of our consolidated long-term debt was in the form of fixed rate securities, and therefore, not subject to interest rate volatility risk. As of such date, 24.5% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates. As of March 31, 2011, $201.9 million of our debt remained subject to some floating rate risk.

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

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Southern California Edison, Hawaii Electric Light Company, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.), and Kenya Power and Lighting Co. Ltd. If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 27.0% and 25.5% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. Southern California Edison is the power purchaser and revenue source for our Mammoth complex, which was accounted for under the equity method through August 1, 2010. Following our acquisition of the remaining 50% interest in the Mammoth complex we have included the results of the Mammoth complex in our consolidated financial statements.

Sierra Pacific Power Company and Nevada Power Company accounted for 16.2% and 19.2% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

Hawaii Electric Light Company accounted for 10.6% and 7.1% of our total revenues for the three months ended March 31, 2011 and 2010, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.9% and 10.7% of the Company’s total revenues for the three months ended March 31, 2011 and 2010, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the recently enacted ARRA. We are permitted to claim 30% of the eligible costs of each new geothermal power plant in the United States as an ITC against our federal income taxes. Alternatively, we are permitted to claim a PTC, which in 2011 was 2.2 cents per kWh and which is adjusted annually for inflation.

The PTC may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the project must choose between the PTC and the 30% ITC described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether we claim the PTC or the ITC, we are also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If we claim the ITC, our “tax basis” in the plant that we can recover through depreciation must be reduced by half of the tax credit. If we claim a PTC, there is no reduction in the tax basis for depreciation. Companies that place qualifying renewable energy facilities in service, during 2009, 2010 or 2011 or that begin construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and place them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Department of Treasury (U.S. Treasury) in an amount equal to the ITC. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

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

Our subsidiary, Ormat Systems, received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years beginning in 2004, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years beginning in 2007, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and our affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the entire period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems may opt to irrevocably comply with the new law while waiving benefits provided under the current law or continue to comply with the current law during the next years. Changing from the current law to the new law is permissible at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

a.	Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b.	Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, (the Exchange Act). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. All three complaints allege claims on behalf of a putative class of purchasers of Company common stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. These three lawsuits were consolidated by the court in an order issued on June 3, 2010 and the court appointed three of the Company’s stockholders to serve as lead plaintiffs.

Lead plaintiffs filed a consolidated amended class action complaint (CAC) on July 9, 2010 that asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of Company common stock between May 7, 2008 and February 24, 2010. The CAC alleges that certain of the Company’s public statements were false and misleading for failing to account properly for the Company’s exploration and development costs based on the Company’s announcement on February 24, 2010 that it was going to restate its financial results to change its method of accounting for exploration and development costs in certain respects. The CAC also alleges that certain of the Company’s statements concerning the North Brawley project were false and misleading. The CAC seeks compensatory damages, expenses, and such further relief as the court may deem proper. The Company cannot make an estimate of the possible loss or range of loss.

Defendants filed a motion to dismiss the CAC on August 13, 2010. On March 3, 2011, the court granted in part and denied in part Defendants’ motion to dismiss. The court dismissed plaintiffs’ allegations that on the Company’s statements regarding the North Brawley project were false or misleading, but did not dismiss plaintiffs’ allegations regarding the 2008 restatement. Defendants answered the remaining allegations in the CAC regarding the restatement on April 8, 2011.

The Company does not believe that these lawsuits have merit and is defending the actions vigorously.

Stockholder Derivative Cases

Four stockholder derivative lawsuits have also been filed in connection with the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs. Two cases were filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe on March 16, 2010 and April 21, 2010 and two cases were filed in the United States District Court for the District of Nevada on March 29, 2010 and June 7, 2010. All four lawsuits assert claims brought derivatively on behalf of the Company against certain of its officers and directors for alleged breach of fiduciary duty and other claims, including waste of corporate assets and unjust enrichment.

The two stockholder derivative cases filed in the Second Judicial District Court of the State of Nevada in and for the County of Washoe were consolidated by the court in an order dated May 27, 2010 and the plaintiffs filed a consolidated derivative complaint on September 7, 2010. In accordance with a stipulation between the parties, defendants filed a motion to dismiss on November 16, 2010. On April 18, 2011, the court stayed the state derivative case pending the resolution of the securities class action. The Company cannot make an estimate of the possible loss or range of loss on the state derivative case.

The two stockholder derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010 and plaintiffs filed a consolidated derivative complaint on October 28, 2010. The Company filed a motion to dismiss on December 13, 2010. On March 7, 2011, the court transferred the federal derivative case to the court presiding over the securities class action.

The Company believes the allegations in these purported derivative actions are without merit and is defending the actions vigorously.

Other

In addition, from time to time, the Company is named as a party in various lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of its business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not materially affect its business, financial condition, financial results or cash flow.

ITEM 1A.	RISK FACTORS

A comprehensive discussion of our risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the first fiscal quarter of 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.2	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.3	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.4	Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.5	Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.6	Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.7	Second Addendum, dated as of February 11, 2011, to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Joseph Tenne
Name:     Joseph Tenne

Title:	Chief Financial Officer

Date: May 6, 2011

EXHIBIT INDEX

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.
3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.
3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.
4.1	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.
4.2	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.3	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.
4.4	Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.5	Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.6	Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.
4.7	Second Addendum, dated as of February 11, 2011, to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.