Form 10-Q
period 2011-06-30
ORMAT TECHNOLOGIES, INC.
filed 2011-08-05
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,338	$82,815
Marketable securities	23,097	—
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	28,713	23,309
Receivables:
Trade	72,185	54,495
Related entity	355	303
Other	7,795	8,173
Due from Parent	122	272
Inventories	14,408	12,538
Costs and estimated earnings in excess of billings on uncompleted contracts	570	6,146
Deferred income taxes	1,361	1,674
Prepaid expenses and other	22,481	14,929

Total current assets	215,425	204,654
Long-term marketable securities	—	1,287
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	—	1,740
Unconsolidated investments	4,068	4,244
Deposits and other	22,989	21,353
Deferred income taxes	17,087	17,087
Deferred charges	37,059	37,571
Property, plant and equipment, net ($1,358,330 and $1,371,400 related to VIEs, respectively)	1,417,931	1,425,467
Construction-in-process ($206,109 and $149,851 related to VIEs, respectively)	337,969	270,634
Deferred financing and lease costs, net	19,609	19,017
Intangible assets, net	38,676	40,274

Total assets	$2,110,813	$2,043,328

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$76,607	$85,549
Billings in excess of costs and estimated earnings on uncompleted contracts	18,818	3,153
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs)	14,304	15,020
Full recourse	14,775	13,010
Senior secured notes (non-recourse) (all related to VIEs)	20,622	20,990

Total current liabilities	145,126	137,722
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs)	107,390	114,132
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $1,892,000)	250,189	142,003
Other	75,920	84,166
Revolving credit lines with banks (full recourse)	151,461	189,466
Senior secured notes (non-recourse) (all related to VIEs)	203,382	210,882
Liability associated with sale of tax benefits	78,519	66,587
Deferred lease income	70,010	71,264
Deferred income taxes	28,997	30,878
Liability for unrecognized tax benefits	4,380	5,431
Liabilities for severance pay	22,565	20,706
Asset retirement obligation	20,684	19,903
Other long-term liabilities	4,473	4,961

Total liabilities	1,163,096	1,098,101

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,430,886 shares issued and outstanding, respectively	46	46
Additional paid-in capital	722,522	716,731
Retained earnings	216,362	221,311
Accumulated other comprehensive income	729	1,044

	939,659	939,132
Noncontrolling interest	8,058	6,095

Total equity	947,717	945,227

Total liabilities and equity	$2,110,813	$2,043,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Revenues:
Electricity	$81,190	$68,807	$159,458	$134,912
Product	23,424	27,459	42,976	44,008

Total revenues	104,614	96,266	202,434	178,920

Cost of revenues:
Electricity	62,212	63,498	128,149	118,021
Product	9,249	14,115	26,139	26,552

Total cost of revenues	71,461	77,613	154,288	144,573

Gross margin	33,153	18,653	48,146	34,347
Operating expenses:
Research and development expenses	2,575	3,614	4,782	6,881
Selling and marketing expenses	3,725	2,686	6,385	5,888
General and administrative expenses	7,479	6,996	14,486	14,016
Write-off of unsuccessful exploration activities	—	3,050	—	3,050

Operating income	19,374	2,307	22,493	4,512
Other income (expense):
Interest income	716	95	851	292
Interest expense, net	(17,442)	(9,426)	(30,522)	(19,140)
Foreign currency translation and transaction gains (losses)	596	(1,033)	1,113	(599)
Income attributable to sale of tax benefits	3,141	2,070	5,280	4,209
Other non-operating income (expense), net	915	79	118	(280)

Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	7,300	(5,908)	(667)	(11,006)
Income tax benefit	1,007	3,365	421	5,922
Equity in income (losses) of investees, net	(69)	479	(481)	1,025

Income (loss) from continuing operations	8,238	(2,064)	(727)	(4,059)
Discontinued operations:
Income from discontinued operations, net of related tax of $0, $0, $0 and $6, respectively	—	—	—	14
Gain on sale of a subsidiary in New Zealand, net of related tax of $0, $(570), $0 and $2,000, respectively	—	570	—	4,336

Net income (loss)	8,238	(1,494)	(727)	291
Net loss (income) attributable to noncontrolling interest	(105)	57	(115)	110

Net income (loss) attributable to the Company’s stockholders	$8,133	$(1,437)	$(842)	$401

Comprehensive income (loss):
Net income (loss)	8,238	(1,494)	(727)	291
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(53)	(58)	(106)	(116)
Change in unrealized gains or losses on marketable securities available-for-sale	(186)	(18)	(209)	(80)

Comprehensive income (loss)	7,999	(1,570)	(1,042)	138
Comprehensive loss (income) attributable to noncontrolling interest	(105)	57	(115)	110

Comprehensive income (loss) attributable to the Company’s stockholders	$7,894	$(1,513)	$(1,157)	$248

Earnings (loss) per share attributable to the Company’s stockholders — basic and diluted:
Income (loss) from continuing operations	$0.18	$(0.05)	$(0.02)	$(0.09)
Discontinued operations	—	0.02	—	0.10

Net income (loss)	$0.18	$(0.03)	$(0.02)	$0.01

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company’s stockholders:
Basic	45,431	45,431	45,431	45,431

Diluted	45,443	45,431	45,431	45,431

Dividend per share declared	$0.04	$0.05	$0.09	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company’s Stockholders’ Equity
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total Equity

	Common Stock
	Shares	Amount
	(In thousands, except per share data)
Balance at December 31, 2009	45,431	$46	$709,354	$196,950	$622	$906,972	$4,723	$911,695
Stock-based compensation	—	—	2,970	—	—	2,970	—	2,970
Cash dividend declared, $0.17 per share	—	—	—	(7,724)	—	(7,724)	—	(7,724)
Net income (loss)	—	—	—	401	—	401	(110)	291
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	43	43	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $73)	—	—	—	—	(116)	(116)	—	(116)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $43)	—	—	—	—	(80)	(80)	—	(80)

Balance at June 30, 2010	45,431	$46	$712,324	$189,627	$469	$902,466	$4,613	$907,079

Balance at December 31, 2010	45,431	$46	$716,731	$221,311	$1,044	$939,132	$6,095	$945,227
Stock-based compensation	—	—	3,448	—	—	3,448	—	3,448
Increase in noncontrolling interest due to sale of equity interest in OPC LLC	—	—	2,343	—	—	2,343	1,848	4,191
Cash dividend declared, $0.09 per share	—	—	—	(4,107)	—	(4,107)	—	(4,107)
Net income (loss)	—	—	—	(842)	—	(842)	115	(727)
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $64)	—	—	—	—	(106)	(106)	—	(106)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	(209)	(209)	—	(209)

Balance at June 30, 2011	45,431	$46	$722,522	$216,362	$729	$939,659	$8,058	$947,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(727)	$291
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,005	40,329
Amortization of premium from senior unsecured bonds	(65)	—
Accretion of asset retirement obligation	781	556
Stock-based compensation	3,448	2,970
Amortization of deferred lease income	(1,343)	(1,343)
Income attributable to sale of tax benefits, net of interest expense	(1,720)	(1,481)
Equity in income (losses) of investees	481	(1,025)
Impairment of auction rate securities	205	—
Loss on disposal of property, plant and equipment	—	571
Write-off of unsuccessful exploration activities	—	3,050
Return on investment in unconsolidated investments	—	3,734
Unrealized loss on interest rate lock transactions	4,735	—
Gain (loss) on severance pay fund asset	(1,219)	515
Premium from issuance of senior unsecured bonds	1,957	—
Gain on sale of a subsidiary	—	(6,350)
Deferred income tax benefit	(992)	(5,365)
Liability for unrecognized tax benefits	(1,051)	434
Deferred lease revenues	89	669
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(17,312)	4,160
Costs and estimated earnings in excess of billings on uncompleted contracts	5,576	2,007
Inventories	(1,870)	311
Prepaid expenses and other	(7,552)	(38)
Deposits and other	(485)	(209)
Accounts payable and accrued expenses	(8,569)	9,376
Due from/to related entities, net	(52)	(77)
Billings in excess of costs and estimated earnings on uncompleted contracts	15,665	8,195
Liabilities for severance pay	1,859	240
Other long-term liabilities	(488)	(1,243)
Due from/to Parent	150	(1,343)

Net cash provided by operating activities	39,506	58,934

Cash flows from investing activities:
Return of investment in unconsolidated investments	—	3,516
Purchases of marketable securities	(22,084)	—
Net change in restricted cash, cash equivalents and marketable securities	(3,806)	7,735
Cash received from sale of a subsidiary	—	19,594
Capital expenditures	(109,614)	(139,171)
Investment in unconsolidated companies	(305)	(281)
Increase (decrease) in severance pay fund asset, net of payments made to retired employees	68	(407)

Net cash used in investing activities	(135,741)	(109,014)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured bonds	107,447	—
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	24,878	—
Proceeds from revolving credit lines with banks	199,295	132,095
Repayment of revolving credit lines with banks	(237,300)	(31,700)
Repayments of long-term debt	(23,043)	(34,656)
Cash paid to non-controlling interest	(7,035)	—
Deferred debt issuance costs	(2,377)	(47)
Cash dividends paid	(4,107)	(7,724)

Net cash provided by financing activities	57,758	57,968

Net change in cash and cash equivalents	(38,477)	7,888
Cash and cash equivalents at beginning of period	82,815	46,307

Cash and cash equivalents at end of period	$44,338	$54,195

Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(5,106)	$7,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2011, the consolidated results of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2011 and 2010, and the consolidated cash flows for the six-month periods ended June 30, 2011 and 2010.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2011 and December 31, 2010, the Company had deposits totaling $17,247,000 and $55,537,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2011 and December 31, 2010, the Company’s deposits in foreign countries amounted to approximately $33,166,000 and $37,929,000, respectively.

At June 30, 2011 and December 31, 2010, accounts receivable related to operations in foreign countries amounted to approximately $42,230,000 and $26,128,000, respectively. At June 30, 2011 and December 31, 2010, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 41% and 40% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 29.5% and 25.5% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 28.3% and 25.5% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively. SCE is the power purchaser and revenue source for the Mammoth complex, which was accounted for under the equity method

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

through August 1, 2010. Following the Company’s acquisition of the remaining 50% interest in the Mammoth complex, as described in Note 3, the Company has included the results of the Mammoth complex in its consolidated financial statements.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 12.0% and 13.7% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 14.1% and 16.2% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

Hawaii Electric Light Company accounted for 11.8% and 8.0% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 11.2% and 7.6% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.4% and 9.2% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 8.6% and 9.9% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2011

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

New accounting pronouncements effective in future periods

Accounting for Fair Value Measurement

In May 2011, the FASB amended authoritative accounting guidance regarding fair value measurement. The amendment prohibits the application of block discounts for all fair value measurements, permits the fair value of certain financial instruments to be measured on the basis of the net risk exposure and allows the application of premiums or discounts to the extent consistent with the applicable unit of account. The amendment clarifies that the highest-and-best use and valuation-premise concepts are not relevant to financial instruments. Expanded disclosures are required under the amendment, including quantitative information about significant unobservable inputs used for Level 3 measurements, a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in unobservable inputs disclosed, a discussion of the Level 3 valuation processes, any transfers between Levels 1 and 2 and the classification of items whose fair value is not recorded but is disclosed in the notes. The amendment is effective prospectively during interim and annual periods beginning after December 15, 2011 (January 1, 2012 for the Company). The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

Update on Presentation of Comprehensive Income in the Financial Statements

In June 2011, the FASB issued new accounting guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The new guidance does not change the items that must be reported in other comprehensive income and does not affect the calculation or reporting of earnings per share. The amendment is applicable retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (January 1, 2012 for the Company). Early adoption is permitted. The adoption of this amendment is not expected to have a material effect on the Company’s consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Revenues and net loss of the Mammoth complex were $4,729,000 and $24,000 for the three months ended June 30, 2011, respectively. Revenues and net income of the Mammoth complex were $9,439,000 and $432,000 for the six months ended June 30, 2011, respectively.

The following unaudited consolidated pro forma financial information for the three and six-month periods ended June 30, 2010 assumes the Mammoth Pacific acquisition occurred as of January 1, 2010, after giving effect to certain adjustments, including the depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Mammoth Pacific been effected on the date indicated.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(Dollars in thousands, except per share data)
Revenues	$101,007	$188,726
Loss from continuing operations	(2,013)	(3,960)

Net income (loss)	$(1,443)	$390
Net loss attributable to noncontrolling interest	57	110

Net income (loss) attributable to the Company’s stockholders	$(1,386)	$500

Earnings (loss) per share attributable to the Company’s stockholders — basic and diluted:
Loss from continuing operations	$(0.05)	$(0.09)
Income from discontinued operations	0.02	0.10

Net income (loss)	$(0.03)	$0.01

NOTE 4 — INVENTORIES

Inventories consist of the following:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$5,916	$7,030
Self-manufactured assembly parts and finished products	8,492	5,508

Total	$14,408	$12,538

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Sarulla	$2,287	$2,244
Watts & More Ltd.	1,781	2,000

	$4,068	$4,244

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

The condensed results of operations of Mammoth Pacific for the six months ended June 30, 2010 are summarized below:

(Dollars in thousands)
Condensed statements of operations:
Revenues	$9,806
Gross margin	2,842
Net income	2,720
Company’s equity in income of Mammoth:
50% of Mammoth net income	$1,360
Plus amortization of basis difference	296

1,656
Less income taxes	(629)

Total	$1,027

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing a geothermal power project in Indonesia with expected generating capacity of approximately 330 MW. The project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract with PT Pertamina Geothermal Energy (“PGE”). The project will be constructed in three phases over five years, with each phase utilizing the Company’s 110 MW to 120 MW combined cycle geothermal plants in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. The consortium is still negotiating certain contractual amendments for facilitation of project financing and for signing the resulting amended energy sales contract, and intends to proceed with the project after those amendments have become effective.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The Company’s share in the results of operations of W&M was not significant for the three and six-month periods ended June 30, 2011.

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

The following table sets forth certain fair value information at June 30, 2011 and December 31, 2010 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or Amortized Cost at June 30, 2011	Fair Value at June 30, 2011
		Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$23,208	$23,208	$23,208	$—	$—
Marketable securities	22,889	23,098	23,098	—	—
Derivatives(1)	—	1,031	—	1,031	—
Liabilities:
Current liabilities:
Derivatives(2)	—	(4,735)	—	(4,735)	—

	$46,097	$42,602	$46,306	$(3,704)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Cost or Amortized Cost at December 31, 2010	Fair Value at December 31, 2010
		Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$14,370	$14,370	$14,370	$—	$—
Derivatives(1)	—	1,030	—	1,030	—
Non-current assets:
Illiquid auction rate securities (including restricted cash accounts) ($4.5 million par value), see below(3)	4,011	3,027	—	—	3,027

	$18,381	$18,427	$14,370	$1,030	$3,027

(1)	Amounts relating to derivatives which represent currency forward contracts which are valued primarily based on observable inputs, including forward and spot prices for currencies, and are included within “receivables — other” in the balance sheet with the corresponding gain or loss being recognized within “foreign currency translation and transaction gains (losses)” in the statement of operations and comprehensive income (loss).

(2)	Amounts relating to derivatives which represent interest rate lock transactions which are valued primarily based on observable inputs, including 10-year U.S. Treasury interest rates, and are included within “accounts payable and accrued expenses” in the balance sheet with the corresponding gain or loss being recognized within “interest expense, net” in the statement of operations and comprehensive income (loss).

On July 12 and 13, 2011, the Company paid an aggregate amount of $5,328,000 in respect of two interest rate lock transactions it entered into in February 25, 2011. The Company will recognize a loss of $1,633,000 in respect of such transactions in the third quarter of 2011.

(3)	Included in the consolidated balance sheets as follows:

December 31, 2010
(Dollars in thousands)
Long-term marketable securities	$1,287
Long-term restricted cash, cash equivalents and marketable securities	1,740

$3,027

The Company’s financial assets measured at fair value (including restricted cash accounts) at June 30, 2011 include investments in debt instruments (which are included in marketable securities) and money market funds (which are included in cash equivalents). The Company’s financial assets measured at fair value (including restricted cash accounts) at December 31, 2010 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for the auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

As of December 31, 2010, all of the Company’s auction rate securities are associated with failed auctions. Such securities have par values totaling $4.5 million, all of which have been in a loss position since the fourth quarter of 2007. Such auction rate securities were valued using Level 3 inputs. Historically, the carrying value of auction rate

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

securities approximated fair value due to the frequent resetting of the interest rates. While the Company continued to earn interest on these investments at the contractual rates, the estimated market value of these auction rate securities no longer approximated par value. Due to the lack of observable market quotes on the Company’s illiquid auction rate securities, the Company utilizes valuation models that relied exclusively on Level 3 inputs including, among other things: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect the uncertainty of current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; (iv) assessments of counterparty credit quality; (v) estimates of the recovery rates in the event of default for each security; and (vi) overall capital market liquidity. These estimated fair values were subject to uncertainties that were difficult to predict. Therefore, such auction rate securities were classified as of December 31, 2010 as Level 3 in the fair value hierarchy.

In the first quarter of 2011, the Company identified a buyer outside of the auction process, and in April 2011, it sold the balance of the auction rate securities for consideration of $2,822,000.

The table below sets forth a summary of the changes in the fair value of the Company’s financial assets as Level 3 (i.e., illiquid auction rate securities) for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,027	$3,164
Total unrealized losses:
Included in net income	(205)	—
Included in other comprehensive income	—	(117)
Transferred to Level 2	(2,822)	—

Balance at end of period	$—	$3,047

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

There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2011.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan	$83.1	$88.7	$82.9	$88.4
Amatitlan Loan	38.4	39.5	37.9	39.0
Senior Secured Notes:
Ormat Funding Corp. (“OFC”)	129.5	129.5	130.8	136.3
OrCal Geothermal Inc. (“OrCal”)	91.3	93.5	93.2	95.6
Senior Unsecured Bonds	252.8	144.8	248.3	142.0
Loans from institutional investors	35.7	37.1	35.7	37.2

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

NOTE 8 — OPC TRANSACTION

In June 2007, the Company’s wholly owned subsidiary Ormat Nevada Inc. (“Ormat Nevada”) entered into agreements with affiliates of Morgan Stanley & Co. Incorporated (Morgan Stanley Geothermal LLC) and Lehman Brothers Inc. (Lehman-OPC LLC (“Lehman-OPC”)), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”), entitling the investors to certain tax benefits (such as production tax credits and accelerated depreciation) and distributable cash associated with four geothermal power plants.

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

On October 30, 2009, Ormat Nevada acquired from Lehman-OPC all of the Class B membership units of OPC held by Lehman-OPC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing transaction. As a result, the repurchase of these interests atv a discount resulted in a pre-tax gain of $13.3 million in the year ended December 31, 2009. In addition, an amount of approximately $1.1 million has been reclassified from noncontrolling interest to additional paid-in capital representing the 1.5% residual interest of Lehman-OPC’s Class B membership units.

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

NOTE 10 — DISCONTINUED OPERATIONS

In January 2010, a former shareholder of Geothermal Development Limited (“GDL”) exercised a call option to purchase from the Company its shares in GDL for approximately $2.8 million. In addition, the Company received $17.7 million to repay the loan a subsidiary of the Company provided to GDL to build the plant. The Company did not exercise its right of first refusal and, therefore, the Company transferred its shares in GDL to the former shareholder after the former shareholder paid all of GDL’s obligations to the Company. As a result, the Company recorded a pre-tax gain of approximately $6.3 million in the six months ended June 30, 2010 ($4.3 million after-tax).

Included in income from discontinued operations in the three months ended June 30, 2010 is an out-of-period adjustment of $570,000 that increased the after-tax gain on the sale of GDL. Such adjustment related to an error in income taxes associated with the gain on sale of GDL in the three-month period ended March 31, 2010. The Company has determined that the impact of this out-of-period adjustment recorded in the three-month period ended June 30, 2010 was immaterial to the condensed consolidated statement of operations and comprehensive income (loss) in the three-month period ended March 31, 2010 and has no impact on the six months ended June 30, 2010.

The operations and gain on sale of GDL have been included in discontinued operations in the condensed consolidated statements of operations and comprehensive income for all periods prior to the sale of GDL in January 2010. Electricity revenues related to GDL were $0 and $64,000 during the three and six-month periods ended June 30, 2010, respectively. Basic and diluted earnings per share related to a $4.3 million after-tax gain on sale of GDL was $0.02 and $0.10 during the three and six-month periods ended June 30, 2010, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 11 — ELECTRICITY REVENUES AND COST OF REVENUES

The components of electricity revenues and cost of revenues are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Energy and capacity	$28,726	$25,628	$59,881	$50,346
Lease portion of energy and capacity	51,792	42,507	98,234	83,223
Lease income	672	672	1,343	1,343

	$81,190	$68,807	$159,458	$134,912

Cost of revenues:
Energy and capacity	$32,371	$36,702	$67,892	$63,957
Lease portion of energy and capacity	28,531	25,486	57,636	51,443
Lease income	1,310	1,310	2,621	2,621

	$62,212	$63,498	$128,149	$118,021

NOTE 12 — INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Parent	$—	$130	$—	$310
Interest related to sale of tax benefits	2,166	1,353	3,876	2,728
Loss on interest rate lock transactions	4,002	—	4,735	—
Other	14,180	10,165	27,098	19,938
Less — amount capitalized	(2,906)	(2,222)	(5,187)	(3,836)

	$17,442	$9,426	$30,522	$19,140

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Weighted average number of shares used in computation of basic earnings per share	45,431	45,431	45,431	45,431
Add:
Additional shares from the assumed exercise of employee stock options	12	—	—	—

Weighted average number of shares used in computation of diluted earnings per share	45,443	45,431	45,431	45,431

For the six-month period ended June 30, 2011 and for the three and six-month periods ended June 30, 2010, the employee stock options are anti-dilutive because of the Company’s net loss from continuing operations, and therefore, they have been excluded from the diluted earnings (loss) per share calculation

The number of stock options that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 4,272,124 and 2,791,204, respectively, for the three months ended June 30, 2011 and 2010, and 3,679,336 and 2,461,984, respectively, for the six months ended June 30, 2011 and 2010.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2011:
Net revenues from external customers	$81,190	$23,424	$104,614
Intersegment revenues	—	17,387	17,387
Operating income	9,827	9,547	19,374
Segment assets at period end *	2,017,476	93,337	2,110,813
* Including unconsolidated investments	2,287	1,781	4,068
Three Months Ended June 30, 2010:
Net revenues from external customers	$68,807	$27,459	$96,266
Intersegment revenues	—	21,102	21,102
Operating income (loss)	(5,109)	7,416	2,307
Segment assets at period end *	1,867,982	72,777	1,940,759
* Including unconsolidated investments	29,876	—	29,876

	Electricity	Product	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2011:
Net revenues from external customers	$159,458	$42,976	$202,434
Intersegment revenues	—	30,749	30,749
Operating income	13,831	8,662	22,493
Segment assets at period end *	2,017,476	93,337	2,110,813
* Including unconsolidated investments	2,287	1,781	4,068
Six Months Ended June 30, 2010:
Net revenues from external customers	$134,912	$44,008	$178,920
Intersegment revenues	—	28,296	28,296
Operating income (loss)	(2,014)	6,526	4,512
Segment assets at period end *	1,867,982	72,777	1,940,759
* Including unconsolidated investments	29,876	—	29,876

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Operating income	$19,374	$2,307	$22,493	$4,512
Interest income	716	95	851	292
Interest expense, net	(17,442)	(9,426)	(30,522)	(19,140)
Foreign currency translation and transaction gains (losses)	596	(1,033)	1,113	(599)
Income attributable to sale of equity interest	3,141	2,070	5,280	4,209
Other non-operating income (expense), net	915	79	118	(280)

Total income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	$7,300	$(5,908)	$(667)	$(11,006)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 15 — CONTINGENCIES

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. All three complaints allege claims on behalf of a putative class of purchasers of Company common stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. These three lawsuits were consolidated by the court in an order issued on June 3, 2010 and the court appointed three of the Company’s stockholders to serve as lead plaintiffs.

Lead plaintiffs filed a consolidated amended class action complaint (“CAC”) on July 9, 2010 that asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of Company common stock between May 7, 2008 and February 24, 2010. The CAC alleges that certain of the Company’s public statements were false and misleading for failing to account properly for the Company’s exploration and development costs based on the Company’s announcement on February 24, 2010 that it was going to restate certain of its financial results to change its method of accounting for exploration and development costs in certain respects. The CAC also alleges that certain of the Company’s statements concerning the North Brawley project were false and misleading. The CAC seeks compensatory damages, expenses, and such further relief as the court may deem proper. The Company cannot make an estimate of the possible loss or range of loss.

Defendants filed a motion to dismiss the CAC on August 13, 2010. On March 3, 2011, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed plaintiffs’ allegations that the Company’s statements regarding the North Brawley project were false or misleading, but did not dismiss plaintiffs’ allegations regarding the restatement. Defendants answered the remaining allegations in the CAC regarding the restatement on April 8, 2011 and the case has now entered the discovery phase. On July 22, 2011, plaintiffs filed a motion to certify the case as a class action on behalf of a class of purchasers of Company common stock between February 25, 2009 and February 24, 2010.

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

Other

On May 19, 2011, the Federal Energy Regulatory Commission (“FERC”) issued an order which denied the Company’s exemptions for requirements relating to Sections 205 and 206 of the Federal Power Act and directed the Company’s REG facilities to make refunds to their customers, equaling “the time value of the revenues collected during the periods of non-compliance with the qualifying facilities”, which approximate $1.6 million. On June 17, 2011, the Company requested a rehearing to obtain relief on this refund payment.

The Company believes that it is not probable but reasonably possible that a refund payment will ultimately need to be made.

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

On May 4, 2011, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.8 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 18, 2011. Such dividend was paid on May 25, 2011.

NOTE 17 — INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2011 and 2010 was 13.8% and 57.0%, respectively. The Company’s effective tax rate for the six months ended June 30, 2011 and 2010 was 63.1% and 53.8%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the six months ended June 30, 2011 primarily due to: (i) the benefit of production tax credits for qualified power plants placed in service since 2005; (ii) lower tax rates in Israel; (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala; and (iv) provision to return adjustments related to foreign activities.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The anticipated annual production tax credits (“PTCs”) associated with the Class B membership interest in OPC (see Note 8), an entity the Company is consolidating, had a significant impact on the Company’s expected overall annual tax benefit in 2010. During 2010, the Company was negotiating to sell such interest to a third party, which the sale occurred in February 2011. Upon the sale of the Class B membership interest, the Company was no longer eligible to receive PTCs associated with the Class B membership interest. Due to uncertainties in the timing of selling its Class B membership interest and the significance of the PTCs to the Company’s overall tax benefit in 2010, the Company recognized in 2010 PTCs as they were earned rather than including forecasted PTCs in the annual effective tax rate estimate from continuing operations.

The Company’s subsidiary, Ormat Systems Ltd. (“Ormat Systems”), received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years beginning in 2004, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years beginning in 2007, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the entire period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems may opt to irrevocably comply with the new law while waiving benefits provided under the current law or continue to comply with the current law during the next years. Changing from the current law to the new law is permissible at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011. As a result, the deferred taxes as of December 31, 2010 have been reduced by $0.5 million. This amount reduced the tax provision for the six months ended June 30, 2011 by such amount.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$5,431	$4,931
Additions based on tax positions taken in prior years	325	434
Decrease for settlements with taxing authorities	(1,376)	—

Balance at end of period	$4,380	$5,365

NOTE 18 — SUBSEQUENT EVENT

Cash Dividend

On August 3, 2011, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.8 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 16 2011, payable on August 25, 2011.

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Product Segment. In our Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate. We have decided to expand our activities in the Electricity Segment to include the ownership and operation of power plants that produce electricity generated by solar photovoltaic (Solar PV) systems that we do not manufacture. In our Product Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants. Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal power plants in the United States, Guatemala, Kenya, and Nicaragua, as well as recovered energy generation (REG) power plants in the United States. During the six months ended June 30, 2011, and 2010, our consolidated power plants generated 2,026,800 MWh and 1,797,616 MWh, respectively.

For the six months ended June 30, 2011, our Electricity Segment revenues represented approximately 78.8% of our total revenues, while our Product Segment revenues represented approximately 21.2% of our total revenues during such period.

For the six months ended June 30, 2011, our total revenues increased by 13.1% (from $178.9 million to $202.4 million) over the same period last year. Revenues from the Electricity Segment increased by 18.2% and revenues from the Product Segment decreased by 2.3%.

For the six months ended June 30, 2011, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $159.5 million, compared to $134.9 million for the six months ended June 30, 2010.

For the six months ended June 30, 2011, revenues attributable to our Product Segment were $43.0 million, compared to $44.0 million for the six months ended June 30, 2010, a decrease of 2.3%.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term PPAs. The price for electricity under all but one of our PPAs is effectively a fixed price at least through April 2012. The exception is the PPA of the Puna power plant. It has a monthly variable energy rate based on the local utility’s avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the six months ended June 30, 2011, approximately 83.4% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than average ambient temperatures, as described below under the heading “Seasonality”.

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

Recent Developments

•

We have completed the modification of the 20 MW Burdette (Galena1) power plant into an evaporative cooling configuration. Evaporative cooling provides increased power generation from air cooled facilities compared to regular air cooled facilities by as much as 30% during the peak heat hours of the day. The implementation of this system in moderate to dry climates, especially in the High Desert, generates more energy per year than air cooled systems with a fraction of the water and chemical consumption of a traditional water cooled system.

•	Since the beginning of 2011, we have increased our land inventory by approximately 12,000 acres of federal or private land in Nevada, Oregon, California and New Zealand.

•

Since the beginning of 2011, we have entered into new contracts for the supply of geothermal power plants and other power generating units outside of the United States (including the Ngatamariki and Norske contracts described below) and have thereby increased our backlog for the Product Segment as of June 30, 2011 to approximately $225 million.

•

In February 2011, we signed a 20-year PPA with NV Energy, Inc. (NV Energy) to sell 30 MW from the Dixie Meadows geothermal project that we are developing in Churchill County, Nevada. The PPA is subject to approval by the Public Utilities Commission of Nevada (PUCN). On July 22, 2011, the PUCN issued an order requiring NV Energy to either (i) file an integrated resource plan amendment requesting approval of the five renewable PPAs; or (ii) make a submission explaining why NV Energy is not requesting approval of the five contracts, one of which was our Dixie Meadows PPA, and directed NV Energy, as part of that refiling, to provide the PUCN with certain additional information to facilitate its review and analysis of these five contracts prior to its decision. The Dixie Meadows project is currently in the exploration phase. If the Dixie Meadows project reaches completion by the end of 2013, it would be eligible for a cash grant under the American Recovery and Reinvestment Act of 2009 (ARRA).

•	In June 2011, we signed a lease agreement for approximately 300 acres with Kibbutz Revivim in Israel. We plan to use the land to build a solar power plant.

•

In June 2011, we entered into a build, operate and transfer (BOT) agreement with Tikitere Geothermal Power Limited (TGL) to explore, develop, supply, construct, own and operate a geothermal power plant in the Tikitere geothermal area near Rotorua, New Zealand. Under the BOT agreement, the parties will jointly develop a geothermal power plant with an estimated capacity of approximately 45 MW. We will own and operate the project for an initial period of 14 years following commercial operation and then the ownership interests in the project will be transferred to TGL. The project will utilize Ormat’s generating units. The BOT agreement is conditional upon receiving regulatory approval. Construction of the power plant will commence following the obtaining of local permits, as well as satisfactory feasibility results following exploration and development activities to be carried out by us.

•

In June 2011, our wholly owned subsidiary, Ormat Nevada Inc. (Ormat Nevada) received an offer of a conditional commitment from the United States Department of Energy (DOE) that would provide a partial guarantee for up to a $350 million loan to support a geothermal power project expected to generate up to 121 MW of power from three Nevada based facilities built in two phases. The three facilities, Jersey Valley, McGinness Hills, and Tuscarora, will provide baseload power through 20-year PPAs with Nevada Power Company, a subsidiary of NV Energy. John Hancock Life Insurance Company (USA) (John Hancock), the lender-applicant, submitted the application under the Financial Institution Partnership Program (FIPP).

•

In June 2011, two of our subsidiaries signed a supply contract and an engineering, procurement and construction (EPC) contract with Mighty River Power Limited (Mighty River Power) of New Zealand, for the first stage of the Ngatamariki geothermal project valued at a total of approximately $130 million. The new power plant is to be constructed on the Ngatamariki Geothermal Field in New Zealand. Construction of the power plant is expected to be completed within 24 months from the contract date. Mighty River Power, a state-owned enterprise, is a New Zealand electricity generation and electricity retailing company.

•

In May 2011, we entered into a supply contract with Norske Skog Tasman Limited of New Zealand to supply a new geothermal power plant that is to be constructed in the Kawerau Geothermal Field in New Zealand. The contract is valued at a total of approximately $20 million and delivery of the power plant is expected to be completed within 13 months from the contract date.

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

•

In March 2011, we entered into an agreement with the Weyerhaeuser Company granting us an option to enter into geothermal leases covering approximately 264,000 acres of land in Oregon and Washington. Under this agreement we have the exclusive right to explore the land for geothermal resources and may enter into one or more geothermal leases within the optioned land.

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

•

In February 2011, we completed the sale of our part ownership interest in OPC LLC (OPC) to JPM Capital Corporation for $24.9 million in a transaction to monetize production tax credits (PTCs) and other tax benefits.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be affected by the following trends, factors and uncertainties:

•

Our primary focus continues to be the implementation of our organic growth through exploration, development, and construction of new projects and enhancements of existing projects. We expect that this investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment year over year. We also routinely look at acquisition opportunities.

•

We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In 2011, the first phase of the U.S. Environmental Protection Agency’s (EPA) “Tailoring Rule” took effect. The Tailoring Rule sets thresholds addressing permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs apply to certain major sources of greenhouse gas emissions. Federal legislation or additional federal regulations addressing climate change are possible. Several states and regions are already addressing climate change. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. In 2008, the California Air Resources Board (CARB) approved a Scoping Plan to carry out regulations implementing AB 32. In December 2010, CARB approved cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. The cap-and-trade regulation, the first phase of which is contemplated to be initiated in January of 2012 with compliance obligations commencing in January of 2013, will set a statewide limit on emissions from sources responsible for emitting 80% of California’s greenhouse gases and, according to CARB, will help establish a price signal needed to drive long-term investment in cleaner fuels and more efficient use of energy. However, implementation of this cap-and-trade program under AB 32 has been the subject of legal challenges that may hinder and/or ultimately thwart its implementation. In September of 2006, California also passed Senate Bill 1368, which prohibits the state’s utilities from entering into long-term financial commitments for base-load generation with power plants that fail to meet a CO2 emission performance standard established by the California Energy Commission and the California Public Utilities Commission. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires a reduction in greenhouse gases to: (i) 2000 levels by 2010; (ii) 1990 levels by 2020; and (iii) 80% of 1990 levels by 2050. In addition to California, twenty-two other states have set greenhouse gas emissions targets or goals (Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana,

New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord (which includes six U.S. states and one Canadian province), are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September 2008, the first-in-the-nation auction of CO2 allowances was held under the RGGI, a regional cap-and-trade system, which includes ten Northeast and Mid-Atlantic States (though New Jersey will withdraw by the end of 2011). Under RGGI, the participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10% at a rate of 2.5% each year between 2015 and 2018. In addition, twenty-nine states and the District of Columbia have all adopted renewable portfolio standards (RPS) and eight other states have adopted renewable portfolio goals. In California, on April 12, 2011, Governor Jerry Brown signed Senate Bill X1-2 (SBX1-2) to increase California’s RPS to 33% by December 31, 2020, among the most aggressive renewable energy goals in the United States. We expect that the additional demand for renewable energy from utilities in states with RPS will outpace a possible reduction in general demand for energy (if any) due to the effect of economic conditions. We see this increased demand and in particular the impact of the increase in California RPS, as one of the most significant opportunities for us to expand existing projects and build new power plants.

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

•

The viability of a geothermal resource depends on various factors, such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction and injection of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties we face in connection with our growth expectations.

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

•

In December 2010, a global settlement (Global Settlement) relating primarily to the purchase and payment obligations of investor-owned utilities to “Qualifying Facilities” under PURPA was approved by the California Public Utilities Commission (CPUC). The Global Settlement will become effective upon the satisfaction of certain conditions precedent, including: (a) a final and non-appealable order from the FERC approving the investor-owned utilities’ request for a waiver of the Qualifying Facility must-take purchase obligation for Qualifying Facilities above 20 MW; and (b) that the CPUC order becomes final and non-appealable. On June 16, 2011, the FERC granted the application of the three California investor-owned utilities to terminate each utility’s must-take purchase obligation under PURPA for Qualifying Facilities larger than 20 MW. As of July 25, 2011, not all of the conditions precedent (including the two noted above) have been satisfied. The Global Settlement, once it becomes effective, will affect most of our PPAs with Southern California Edison, which accounted for approximately 28.3% and 25.5% of our revenues during the six-month periods ended June 30, 2011 and 2010, respectively. In accordance with the Global Settlement, we expect to amend our existing PPAs, which must be done within 180 days of the effectiveness of the Global Settlement. Upon amendment, our existing PPAs will reflect a pricing option based on a short-run avoided cost (SRAC) methodology with certain applied modifiers in accordance with our selected pricing option (that may differ between the different PPAs that will be amended) until December 2014, and thereafter convert to a mandatory SRAC methodology pricing for all of such amended PPAs determined as set forth in the Global Settlement. We anticipate this will expose our revenues from these PPAs to greater fluctuations and may adversely affect our revenues under these PPAs. Because of the uncertainties inherent in such pricing, which will be based in large part on future natural gas prices, it is not possible at this time to reliably estimate the potential impact on our revenues from these PPAs.

Notwithstanding the Global Settlement, each of Southern California Edison and Pacific Gas & Electric, two of the three California investor-owned utilities, recently separately filed with the CPUC to approve fixed energy price amendments or fixed energy price power purchase agreements with different existing renewable energy qualifying facilities. While there can be no assurance that such utilities will agree to enter into further such contracts, a fixed energy price alternative will eliminate the uncertainties inherent in pricing based in large part on future natural gas prices, but may not necessarily compensate for any reduction in revenues that might otherwise result from the Global Settlement pricing.

•

In addition to increasing the California RPS target to 33% by December 31, 2020 California’s Senate Bill X1-2 (SBX1-2), signed into law by Governor Jerry Brown on April 12, 2011, also instituted a tradable renewable energy credit (REC) program. California utilities can purchase three products to comply with SBX1-2: (i) bundled electricity and RECs from electricity generators that interconnect with a California balancing authority, (ii) tradable RECs, which are purchased either from out-of-state electricity generators or in-state electricity generators that do not interconnect with a California balancing authority, and (iii) firmed and shaped transactions with out-of-state electricity generators. Until December 31, 2013, tradable RECs can account for only 25% of a utility’s annual RPS obligation, though this limit does not apply to municipal utilities and many other small utility companies. SBX1-2 is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SBX1-2 and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and in selling electricity from our projects.

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

The prices paid for electricity pursuant to the PPA of the Puna power plant are impacted by the price of oil. Accordingly, our revenues for that power plant, which accounted for approximately 11.2% and 7.6% of our total revenues for the six-month periods ended June 30, 2011 and 2010, respectively, may be volatile.

Revenues attributable to our Product Segment are generally less predictable than revenues from our Electricity Segment. This is because larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate (and at times, extensively) from period to period. However, we experienced a significant increase in our Product Segment customer orders in the first half of 2011, which increased our Product Segment backlog to $225 million as of June 30, 2011. We expect that our Product Segment revenues will increase over the next two years as a result of the new orders and increased backlog.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues:
Electricity	$81,190	$68,807	$159,458	$134,912	77.6%	71.5%	78.8%	75.4%
Product	23,424	27,459	42,976	44,008	22.4	28.5	21.2	24.6

Total	$104,614	$96,266	$202,434	$178,920	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Electricity Segment:
United States	$61,958	$50,910	$121,449	$98,499	76.3%	74.0%	76.2%	73.0%
Foreign	19,232	17,897	38,009	36,413	23.7	26.0	23.8	27.0

Total	$81,190	$68,807	$159,458	$134,912	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	$—	$2,644	$—	$5,023	0.0%	9.6%	0.0%	11.4%
Foreign	23,424	24,815	42,976	38,985	100.0	90.4	100.0	88.6

Total	$23,424	$27,459	$42,976	$44,008	100.0%	100.0%	100.0%	100.0%

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

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses, such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance. In our California power plants our principal cost of revenues also includes transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. Payments made to government agencies and private entities relating to site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For each of the six months ended June 30, 2011 and 2010, royalty payments constituted approximately 3.4% of the Electricity Segment revenues.

Product Segment

The principal cost of revenues attributable to our Product Segment includes materials, salaries and related employee benefits, expenses related to subcontracting activities, transportation expenses and sales commissions to sales representatives. Some of the principal expenses attributable to our Product Segment, such as a portion of the costs related to labor, utilities and other support services, are fixed, while others, such as materials, construction, transportation and sales commissions, are variable and may fluctuate significantly, depending on market conditions. As a result, the cost of revenues attributable to our Product Segment, expressed as a percentage of total revenues, fluctuates. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of June 30, 2011 decreased to $67.4 million from $82.8 million as of December 31, 2010. This decrease is principally due to: (i) our use of $109.6 million to fund capital expenditures; (ii) repayment of $23.0 million of long-term debt; and (iii) a net repayment of $38.0 million against our revolving credit lines with commercial banks. The decrease in our cash resources was partially offset by: (i) our issuance of an aggregate principal amount of approximately $107.4 million of Senior Unsecured Bonds in February 2011; (ii) $24.9 million of proceeds from the sale of Class B membership units of OPC to JPM Capital in February 2011; and (iii) $39.5 million derived from operating activities during the three months ended June 30, 2011. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of June 30, 2011 was $407.5 million, as described below in the section entitled “Liquidity and Capital Resources”, of which we utilized $211.5 million (including $68.6 million of letters of credit) as of June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$81,190	$68,807	$159,458	$134,912
Product	23,424	27,459	42,976	44,008

	104,614	96,266	202,434	178,920

Cost of revenues:
Electricity	62,212	63,498	128,149	118,021
Product	9,249	14,115	26,139	26,552

	71,461	77,613	154,288	144,573

Gross margin:
Electricity	18,978	5,309	31,309	16,891
Product	14,175	13,344	16,837	17,456

	33,153	18,653	48,146	34,347
Operating expenses:
Research and development expenses	2,575	3,614	4,782	6,881
Selling and marketing expenses	3,725	2,686	6,385	5,888
General and administrative expenses	7,479	6,996	14,486	14,016
Write-off of unsuccessful exploration activities	—	3,050	—	3,050

Operating income	19,374	2,307	22,493	4,512
Other income (expense):
Interest income	716	95	851	292
Interest expense, net	(17,442)	(9,426)	(30,522)	(19,140)
Foreign currency translation and transaction gains (losses)	596	(1,033)	1,113	(599)
Income attributable to sale of tax benefits	3,141	2,070	5,280	4,209
Other non-operating income (expense), net	915	79	118	(280)

Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	7,300	(5,908)	(667)	(11,006)
Income tax benefit	1,007	3,365	421	5,922
Equity in income (losses) of investees, net	(69)	479	(481)	1,025

Income (loss) from continuing operations	8,238	(2,064)	(727)	(4,059)
Discontinued operations:
Income from discontinued operations, net of related tax	—	—	—	14
Gain on sale of a subsidiary in New Zealand, net of related tax	—	570	—	4,336

Net income (loss)	8,238	(1,494)	(727)	291
Net loss (income) attributable to noncontrolling interest	(105)	57	(115)	110

Net income (loss) attributable to the Company’s stockholders	$8,133	$(1,437)	$(842)	$401

Earnings (loss) per share attributable to the Company’s stockholders—basic and diluted:
Income (loss) from continuing operations	$0.18	$(0.05)	$(0.02)	$(0.09)
Discontinued operations	—	0.02	—	0.10

Net Income (loss)	$0.18	$(0.03)	$(0.02)	$0.01

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company’s stockholders:
Basic	45,431	45,431	45,431	45,431

Diluted	45,443	45,431	45,431	45,431

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Statements of Operations Percentage Data:
Revenues:
Electricity	77.6%	71.5%	78.8%	75.4%
Product	22.4	28.5	21.2	24.6

	100.00	100.0	100.0	100.0

Cost of revenues:
Electricity	76.6	92.3	80.4	87.5
Product	39.5	51.4	60.8	60.3

	68.3	80.6	76.2	80.8

Gross margin:
Electricity	23.4	7.7	19.6	12.5
Product	60.5	48.6	39.2	39.7

	31.7	19.4	23.8	19.2
Operating expenses:
Research and development expenses	2.5	3.8	2.4	3.8
Selling and marketing expenses	3.6	2.8	3.2	3.3
General and administrative expenses	7.1	7.3	7.2	7.8
Write-off of unsuccessful exploration activities	0.0	3.2	0.0	1.7

Operating income	18.5	2.4	11.1	2.5
Other income (expense):
Interest income	0.7	0.1	0.4	0.2
Interest expense, net	(16.7)	(9.8)	(15.1)	(10.7)
Foreign currency translation and transaction gains (losses)	0.6	(1.1)	0.5	(0.3)
Income attributable to sale of tax benefits	3.0	2.2	2.6	2.4
Other non-operating income (expense), net	0.9	0.1	0.1	(0.2)

Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	7.0	(6.1)	(0.3)	(6.2)
Income tax benefit	1.0	3.5	0.2	3.3
Equity in income (losses) of investees, net	(0.1)	0.5	(0.2)	0.6

Income (loss) from continuing operations	7.9	(2.1)	(0.4)	(2.3)
Discontinued operations:
Income from discontinued operations, net of related tax	0.0	0.0	0.0	0.0
Gain on sale of a subsidiary in New Zealand, net of related tax	0.0	0.6	0.0	2.4

Net income (loss)	7.9	(1.6)	(0.4)	0.2
Net loss (income) attributable to noncontrolling interest	(0.1)	0.1	(0.1)	0.1

Net income (loss) attributable to the company’s stockholders	7.8%	(1.5)%	(0.4)%	0.2%

Comparison of the Three Months Ended June 30, 2011 and the Three Months Ended June 30, 2010

Total Revenues

Total revenues for the three months ended June 30, 2011 were $104.6 million, compared to $96.3 million for the three months ended June 30, 2010, which represented an 8.7% increase in total revenues. This increase is attributable to our Electricity Segment whose revenues increased by 18.0% over the same period last year, while our revenues from the Product Segment decreased by 14.7% from the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended June 30, 2011 were $81.2 million, compared to $68.8 million for the three months ended June 30, 2010, which represented an 18.0% increase in such revenues. This increase is a result of increased electricity generation of our power plants from 879,734 MWh in the three months ended June 30, 2010 to 978,514 MWh in the three months ended June 30, 2011. The most significant contributors to the increase in our electricity generation were: (i) an increase in the generation of our Puna power plant due to repair work that was completed in the second quarter of 2010; (ii) an increase in the generation of our North Brawley power plant, with revenues of $4.8 million in the three months ended June 30, 2011, compared to $3.5 million in the three months ended June 30, 2010; (iii) the consolidation of the Mammoth complex effective August 2, 2010 with revenues of $4.7 million in the three months ended June 30, 2011, resulting from the acquisition of the remaining 50% interest in Mammoth Pacific in August 2010; and (iv) an increase in generation of the REG facilities due to the addition of one plant and a higher availability of the pipeline providing the heat to most of our REG power plants. The increase in our Electricity Segment revenues is also attributable to an increase in the average revenue rate of our electricity portfolio from $78 per MWh in the second quarter of 2010 to $83 per MWh in the second quarter of 2011, which was mainly due to higher rates under the PPA of the Puna power plant.

Product Segment

Revenues attributable to our Product Segment for the three months ended June 30, 2011 were $23.4 million, compared to $27.5 million for the three months ended June 30, 2010, which represented a 14.7% decrease in such revenues. The decrease relative to the second quarter of 2010 was primarily due to the completion of a large project that significantly increased Product Segment revenues in the second quarter of 2010. Product Segment revenues for the three months ended June 30, 2011 include $7.9 million relating to a liquified natural gas (LNG) energy recovery unit in Spain (See “Research and Development Expenses” below). As previously disclosed, Product Segment revenues are generally less predictable than revenues from our Electricity Segment.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2011 was $71.5 million, compared to $77.6 million for the three months ended June 30, 2010, which represented a 7.9% decrease in total cost of revenues. The decrease is attributable to a decrease in the cost of revenues in both our Electricity and Product Segments. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2011 was 68.3%, compared to 80.6% for the same period in 2010.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2011 was $62.2 million, compared to $63.5 million for the three months ended June 30, 2010, which represented a 2.0% decrease in total cost of revenues for such segment, while the increase in revenues was 18.0%. We incurred lower costs associated with operating and maintaining the North Brawley power plant in the second quarter of 2011 ($10.4 million), compared to the second quarter of 2010 ($11.9 million). We expect the high level of operating expenses at the North Brawley power plant to continue, however, such expenses will continue to trend downward. Nevertheless, the cost per MWh in the current quarter decreased compared to the second quarter of 2010, as a result of lower maintenance costs in most of our other power plants in the second quarter of 2011, which was offset by higher depreciation costs in the Mammoth complex, resulting from the plan to repower the complex by replacing part of the old units with new Ormat-manufactured equipment. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2011 was 76.6%, compared to 92.3% for the three months ended June 30, 2010.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended June 30, 2011 was $9.2 million, compared to $14.1 million for the three months ended June 30, 2010, which represented a 34.5% decrease in total cost of revenues related to such segment. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended June 30, 2011 was 39.5%, compared to 51.4% for the three months ended June 30, 2010. Such decrease in the percentage of Product Segment cost of revenues from total Product Segment revenues is mainly attributable to: (i) revenues of $7.9 million relating to an experimental REG plant with virtually no associated cost of revenues, since the related costs have been included in research and development costs in previous periods; (ii) a different product mix; and (iii) different margins in the sales contracts.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2011 were $2.6 million, compared to $3.6 million for the three months ended June 30, 2010, which represented a 28.7% decrease. This decrease is primarily attributable to the costs related to an experimental REG plant specifically designed to use the residual energy from the vaporization process at LNG regasification terminals, including developing and building a unit at a customer’s premises in Spain, which decreased to $0.3 million in the three months ended June 30, 2011, from $2.4 million in the three months ended June 30, 2010. The decrease is due to the fact that the majority of the costs related to the experimental REG plant were incurred through the second quarter of 2010. Construction of the plant commenced in the third quarter of 2010 and was substantially completed in the second quarter of 2011. In the second quarter of 2011, we recognized $7.9 million as revenue representing the amount we received from the customer in July 2011, following deemed acceptance in the second quarter of 2011. Upon completion of final acceptance tests, we will be paid by the customer approximately $8.0 million for the remainder of the agreement, which we expect to recognize as revenue in the fourth quarter of 2011, or in 2012. Our research and development activities during the three months ended June 30, 2011 also included: (i) continued development of enhanced geothermal systems (EGS); and (ii) development of a solar thermal system for the production of electricity.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2011 were $3.7 million, compared to $2.7 million for the three months ended June 30, 2010, which represented a 38.7% increase. Such increase is attributable to a different mix of the Product Segment customer orders, with higher selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2011 constituted 3.6% of total revenues, compared to 2.8% for the three months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 were $7.5 million, compared to $7.0 million for the three months ended June 30, 2010, which represented a 6.9% increase. General and administrative expenses for the three months ended June 30, 2011 constituted 7.1% of total revenues, compared to 7.3% for the three months ended June 30, 2010.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the three months ended June 30, 2010 was $3.1 million, which represented the write-off of exploration costs related to the Gabbs Valley project, which we determined in the second quarter of 2010 would not support commercial operations. We did not have a write-off of unsuccessful exploration activities in the three months ended June 30, 2011.

Operating Income (Loss)

Operating income for the three months ended June 30, 2011 was $19.4 million, compared to $2.3 million for the three months ended June 30, 2010. Such increase of $17.1 million in operating income was principally attributable to an increase in our Electricity Segment gross margin due to the increase in the Electricity Segment revenues, as described above, and to a decrease in the write-off of unsuccessful exploration activities. Operating income attributable to our Electricity Segment for the three months ended June 30, 2011 was $9.8 million, compared to an operating loss of $5.1 million for the three months ended June 30, 2010. Operating income attributable to our Product Segment for the three months ended June 30, 2011 was $9.5 million, compared to $7.4 million for the three months ended June 30, 2010.

Interest Expense, Net

Interest expense, net, for the three months ended June 30, 2011 was $17.4 million, compared to $9.4 million for the three months ended June 30, 2010, which represented an 85.0% increase. The $8.0 million increase is primarily due to: (i) the issuance of Senior Unsecured Bonds in August 2010 and February 2011, as discussed elsewhere in this report; and (ii) a $4.0 million loss on interest rate lock transactions relating to the proposed DOE loan guarantee transaction, which are not accounted for as hedge transactions in the three months ended June 30, 2011. The increase was partially offset by: (i) an increase of $0.7 million in interest capitalized to projects as a result of increased aggregate investment in projects under construction; and (ii) a decrease in interest expense as a result of principal repayments.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the three months ended June 30, 2011 was $3.1 million, compared to $2.1 million for the three months ended June 30, 2010. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors. The increase resulted from the sale of Class B membership units of OPC LLC to JPM Capital Corporation on February 3, 2011.

Income Taxes

Income tax benefit for the three months ended June 30, 2011 was $1.0 million, compared to $3.4 million for the three months ended June 30, 2010. The effective tax rate for the three months ended June 30, 2011 was 13.8%, compared to 57.0% for the three months ended June 30, 2010. The change in the effective tax rate primarily resulted from a higher impact of PTCs on the effective tax rate due to a lower projected pre-tax annual income.

Income (Loss) from Continuing Operations

Income from continuing operations for the three months ended June 30, 2011 was $8.2 million, compared to a loss of $2.1 million for the three months ended June 30, 2010. Such increased income of $10.3 million was principally attributable to: (i) a $17.1 million increase in operating income; and (ii) a $1.0 million increase in income attributable to sale of tax benefits. The increase was partially offset by: (i) an $8.0 million increase in interest expense; and (ii) a $2.4 million decrease in income tax benefit.

Discontinued Operations

In January 2010, a former shareholder of Geothermal Development Limited (GDL) exercised a call option to purchase from us our shares in GDL for approximately $2.8 million. In addition, we received $17.7 million to repay the loan our subsidiary provided to GDL to build the plant. We did not exercise our right of first refusal and, therefore, we transferred our shares in GDL to the former shareholder. The operations of GDL have been included in discontinued operations for all periods prior to the sale of GDL. Income from discontinued operations of $0.6 million in the three months ended June 30, 2010 represented an out-of-period adjustment that increased the after-tax gain on the sale of GDL in January 2010. Such adjustment related to an error in the calculation of the capital gain tax on such sale in the three-month period ended March 31, 2010. We have determined that the impact of this out-of-period adjustment recorded in the three-month period ended June 30, 2010 was immaterial to the condensed consolidated statement of operations and comprehensive income (loss) in the three-month period ended March 31, 2010 and has no impact on the six-month period ended June 30, 2010.

Net Income (Loss)

Net income for the three months ended June 30, 2011 was $8.2 million, compared to net loss of $1.5 million for the three months ended June 30, 2010. The increase in net income was principally attributable to the increase in income from continuing operations in the amount of $10.3 million, as discussed above.

Comparison of the Six Months Ended June 30, 2011 and the Six Months Ended June 30, 2010

Total Revenues

Total revenues for the six months ended June 30, 2011 were $202.4 million, compared to $178.9 million for the six months ended June 30, 2010, which represented a 13.1% increase in total revenues. This increase is attributable to our Electricity Segment whose revenues increased by 18.2%. The increase was partially offset by a decrease of 2.3% in our Product Segment over the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the six months ended June 30, 2011 were $159.5 million, compared to $134.9 million for the six months ended June 30, 2010, which represented an 18.2% increase in such revenues. This increase is a result of increased electricity generation of our power plants from 1,797,616 MWh in the six months ended June 30, 2010 to 2,026,800 MWh in the six months ended June 30, 2011. The most significant contributors to the increase in our electricity generation were: (i) an increase in the generation of the Puna power plant due to repair work that was completed in the second quarter of 2010; (ii) an increase in the generation of our North Brawley power plant, with revenues of $8.7 million in the six months ended June 30, 2011, compared to $6.2 million in the six months ended June 30, 2010; (iii) the consolidation of the Mammoth complex, effective August 2, 2010, with revenues of $9.4 million in the six months ended June 30,2011, resulting from the acquisition of the remaining 50% interest in Mammoth Pacific in August 2010; and (iv) an increase in generation of the REG facilities due to the addition of one plant and a higher availability of the pipeline providing the heat to most of our REG power plants. The increase in our Electricity Segment revenues is also attributable to an increase in the average revenue rate of our electricity portfolio from $75 per MWh in the first quarter of 2010 to $79 per MWh in the six months ended June 30, 2011, which was mainly due to higher rates under the PPA of the Puna power plant.

Product Segment

Revenues attributable to our Product Segment for the six months ended June 30, 2011 were $43.0 million, compared to $44.0 million for the six months ended June 30, 2010, which represented a 2.3% decrease in such revenues. The decrease relative to the six months ended June 30, 2010 was primarily due to the completion of a large project that significantly increased Product Segment revenues in the six months ended June 30, 2010. Product Segment revenues for the six months ended June 30, 2011 include $7.9 million relating to an LNG energy recovery unit in Spain (See “Research and Development Expenses” below). As previously disclosed, Product Segment revenues are generally less predictable than revenues from our Electricity Segment.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2011 was $154.3 million, compared to $144.6 million for the six months ended June 30, 2010, which represented a 6.7% increase in total cost of revenues. This increase is attributable to our Electricity Segment. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2011 was 76.2%, compared to 80.8% for the same period in 2010. The decrease in total cost of revenues as a percentage of total revenues is due to the 18.2% increase in Electricity Segment revenues, which outpaced the 8.6% increase in Electricity Segment cost of revenues.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2011 was $128.1 million, compared to $118.0 million for the six months ended June 30, 2010, which represented an 8.6% increase in total cost of revenues for such segment. We incurred higher costs associated with operating and maintaining the North Brawley power plant in the first half of 2011 ($24.8 million), compared to the first half of 2010 ($21.5 million). Nevertheless the cost per MWh in the six months ended June 30, 2011 decreased compared to the six months ended June 30, 2010, as a result of lower maintenance costs in the second quarter of 2011, which were offset by: (i) the higher costs in the North Brawley power plant, as described above; and (ii) higher depreciation costs in the Mammoth complex, resulting from the plan to repower the complex by replacing part of the old units with new Ormat-manufactured equipment. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2011 was 80.4%, compared to 87.5% for the six months ended June 30, 2010.

Product Segment

Total cost of revenues attributable to our Product Segment for the six months ended June 30, 2011 was $26.1 million, compared to $26.6 million for the six months ended June 30, 2010, which represented a 1.6% decrease in total cost of revenues related to such segment. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the six months ended June 30, 2011 was 60.8%, compared to 60.3% for the six months ended June 30, 2010.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2011 were $4.8 million, compared to $6.9 million for the six months ended June 30, 2010, which represented a 30.5% decrease. This decrease is primarily attributable to the costs related to an experimental REG plant specifically designed to use the residual energy from the vaporization process at LNG regasification terminals, including developing and building a unit at a customer’s premises in Spain, which decreased to $0.8 million in the six months ended June 30, 2011, from $5.0 million in the six months ended June 30, 2010. The decrease is due to the fact that the majority of the costs related to the experimental REG plant were incurred through the second quarter of 2010. Construction of the plant commenced in the third quarter of 2010 and was substantially completed in the second quarter of 2011. In the six months ended June 30, 2011, we recognized $7.9 million as revenue representing the amount we received from the customer in July 2011 following deemed acceptance in the second quarter of 2011. Upon completion of final acceptance tests, we will be paid by the customer approximately $8.0 million for the remainder of the agreement, which we expect to recognize as revenue in the fourth quarter of 2011, or in 2012. Our research and development activities during the six months ended June 30, 2011 also included: (i) continued development of EGS; and (ii) development of a solar thermal system for the production of electricity.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2011 were $6.4 million, compared to $5.9 million for the six months ended June 30, 2010, which represented an 8.4% increase. Such increase is attributable to a different mix of the Product Segment customer orders, with higher selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2011 constituted 3.2% of total revenues, compared to 3.3% for the six months ended June 30, 2010.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 were $14.5 million, compared to $14.0 million for the six months ended June 30, 2010. General and administrative expenses for the six months ended June 30, 2011 constituted 7.2% of total revenues, compared to 7.8% for the six months ended June 30, 2010.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the six months ended June 30, 2010 was $3.1 million, which represented the write-off of exploration costs related to the Gabbs Valley project, which we determined in the second quarter of 2010 would not support commercial operations. We did not have a write-off of unsuccessful exploration activities in the six months ended June 30, 2011.

Operating Income (Loss)

Operating income for the six months ended June 30, 2011 was $22.5 million, compared to $4.5 million for the six months ended June 30, 2010. Such increase of $18.0 million in operating income was principally attributable to an increase in our Electricity Segment gross margin due to the increase in the Electricity Segment revenues, as described above, and to a decrease in the write-off of unsuccessful exploration activities. Operating income attributable to our Electricity Segment for the six months ended June 30, 2011 was $13.8 million, compared to an operating loss of $2.0 million for the six months ended June 30, 2010. Operating income attributable to our Product Segment for the six months ended June 30, 2011 was $8.7 million, compared to $6.5 million for the six months ended June 30, 2010.

Interest Expense, Net

Interest expense, net, for the six months ended June 30, 2011 was $30.5 million, compared to $19.1 million for the six months ended June 30, 2010, which represented a 59.5% increase. The $11.4 million increase is primarily due to: (i) the issuance of Senior Unsecured Bonds in August 2010 and February 2011, as discussed elsewhere in this report; and (ii) a $4.7 million loss on interest rate lock transactions relating to the proposed DOE loan guarantee transaction, which are not accounted for as hedge transactions in the six months ended June 30, 2011. The increase was partially offset by: (i) an increase of $1.4 million in interest capitalized to projects as a result of increased aggregate investment in projects under construction; and (ii) a decrease in interest expense as a result of principal repayments.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the six months ended June 30, 2011 was $5.3 million, compared to $4.2 million for the six months ended June 30, 2010. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors. The increase resulted from the sale of Class B membership units of OPC LLC to JPM Capital Corporation on February 3, 2011.

Income Taxes

Income tax benefit for the six months ended June 30, 2011 was $0.4 million, compared to income tax benefit of $5.9 million for the six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 was 63.1%, compared to 53.8% for the six months ended June 30, 2010. The change in the effective tax rate primarily resulted from a higher impact of PTCs on the effective tax rate due to a lower projected pre-tax annual income.

Loss from Continuing Operations

Loss from continuing operations for the six months ended June 30, 2011 was $0.7 million, compared to $4.1 million for the six months ended June 30, 2010. Such decrease of $3.3 million was principally attributable to: (i) an $18.0 million increase in operating income; and (ii) a $1.1 million increase in income attributable to the sale of tax benefits. The increase was partially offset by: (i) an $11.4 million increase in interest expense; and (ii) a $5.5 million decrease in income tax benefit.

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

Net Income (Loss)

Net loss for the six months ended June 30, 2011 was $0.7 million, compared to net income of $0.3 million for the six months ended June 30, 2010. The decrease in net income was principally attributable to the decrease in income from discontinued operations of $4.3 million, offset by the decrease in loss from continuing operations in the amount of $3.3 million, as discussed above.

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

As of June 30, 2011, we have access to the following sources of funds: (i) $67.4 million in cash, cash equivalents and marketable securities; and (ii) $196.0 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2011 include approximately $208 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $46.6 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (iv) future project financing and refinancing; and (v) cash grants available to us under the ARRA relating to new projects that will be placed in service before the end of 2013. Management believes that these sources will meet our anticipated liquidity, capital expenditures and other investment requirements. Our shelf registration statement on Form S-3, which was declared effective on October 2, 2008, provides us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions. We intend to file a new shelf registration statement on Form S-3 that will replace the existing registration statement before its expiration date of October 1, 2011.

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

Non-Recourse and Limited-Recourse Third Party Debt

OFC Senior Secured Notes — Non Recourse

On February 13, 2004, OFC, one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act), for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A power plants, and the financing of the acquisition cost of the Steamboat 2/3 power plants. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on September 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2011, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of June 30, 2011, there were $130.8 million of OFC Senior Secured Notes outstanding.

OrCal Secured Notes — Non-Recourse

On December 8, 2005, OrCal, one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act, for the purpose of refinancing the acquisition cost of the Heber power plants. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on September 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured

Notes, which include limitations on additional indebtedness and payment of dividends. As of June 30, 2011, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of June 30, 2011, there were $93.2 million of OrCal Senior Secured Notes outstanding.

Olkaria III Loan — Non-Recourse

OrPower 4, Inc. (OrPower 4), has a project financing loan of $105.0 million which refinanced its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. The loan was provided by a group of European Development Finance Institutions arranged by DEG — Deutsche Investitions- und Entwicklungsgesellschaft mbH (DEG). The loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on $77.0 million of the loan at 6.90% per annum. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. As of June 30, 2011, OrPower 4 was in compliance with the covenants under the loan. As of June 30, 2011, $82.9 million of the Olkaria III loan was outstanding.

Amatitlan Loan — Non-Recourse

Ortitlan Limitada (Ortitlan), entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. The loan will mature on June 15, 2016, and is payable in 28 quarterly installments, that commenced on September 15, 2009. The annual interest rate on the loan is 9.83%, but the effective cost for us is approximately 8%, due to the elimination, following the refinancing, of the political risk insurance premiums that we had been paying on our equity investment in the project. There are various restrictive covenants under the loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. As of June 30, 2011, Ortitlan was in compliance with the covenants under the loan. As of June 30, 2011, $37.9 million of the Amatitlan loan was outstanding.

Senior Loan from International Finance Corporation (IFC) — (The Zunil Power Plant) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, has a senior loan agreement with IFC. The loan, of which $0.9 million was outstanding as of June 30, 2011, has a fixed annual interest rate of 11.775%, and matures on November 15, 2011. There are various restrictive covenants under the senior loan, which include limitations on Orzunil’s ability to make distributions to its shareholders. As of June 30, 2011, Orzunil was in compliance with the covenants under this senior loan.

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

Financing for Jersey Valley, McGinness Hills and Tuscarora Projects in Nevada

Our subsidiary, Ormat Nevada, has engaged John Hancock to arrange senior secured construction and term loan facilities under a DOE loan guarantee program of up to $350 million for three geothermal projects currently under construction in Nevada. The three projects are the Jersey Valley, McGinness Hills and Tuscarora geothermal projects. Construction of all three projects has already commenced with commercial operation of the first phase of each project expected between 2011 and 2013.

The availability of the credit facilities is subject to various conditions, including execution of mutually satisfactory documentation and approval of the DOE.

In June 2011, following a due diligence review of the three projects conducted by John Hancock and the DOE, we received an offer of a conditional commitment which may lead to a loan guarantee, although we have no assurance this will occur.

Full-Recourse Third Party Debt

In December 2008, our wholly owned subsidiary, Ormat Nevada, entered into an amendment of its credit agreement with Union Bank, N.A. (Union Bank), extending the final maturity of the facility and increasing its total amount to $37.5 million. Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

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

As of June 30, 2011, letters of credit in the aggregate amount of $33.2 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with five commercial banks for an aggregate amount of $370.0 million. Under the terms of these credit agreements, we, or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $265.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $105.0. The credit agreements mature between October 2011 and September 2013. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Credit agreements in the amount of $115.0 million are due to expire in the fourth quarter of 2011. We are currently negotiating the extension of these credit agreements for up to three years. We anticipate that these extensions will include an increase in the annual average interest rates.

We have a $20.0 million term loan with a group of financial institutions, which matures on July 16, 2015, is payable in 12 semi-annual installments that commenced January 16, 2010, and bears annual interest of 6.5%. As of June 30, 2011, $15.7 million was outstanding under this loan.

We have a $20.0 million term loan with a group of financial institutions, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears annual interest at 6-month LIBOR plus 5.0%. As of June 30, 2011, $20.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in 10 semi-annual installments commencing May 16, 2012, and bears annual interest of 5.75%. As of June 30, 2011, $20.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, is payable in 10 semi-annual installments that commenced May 10, 2010, and bears annual interest at 6-month LIBOR plus 3.25%. As of June 30, 2011, $35.0 million was outstanding under this loan.

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

Three commercial banks have issued such performance letters of credit in favor of our customers from time to time. As of June 30, 2011, such banks have issued letters of credit totaling $39.7 million. These letters of credit were not issued under the credit agreements discussed under “Full-Recourse Third Party Debt” above.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described under “Full-Recourse Third Party Debt” above. As of June 30, 2011, letters of credit in the aggregate amount of $68.6 million remained issued and outstanding under the Union Bank credit agreement and our other agreements with commercial banks.

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

OPC Transaction

In June 2007, our wholly owned subsidiary, Ormat Nevada, entered into agreements with affiliates of Morgan Stanley & Co. Incorporated (Morgan Stanley Geothermal LLC) and Lehman Brothers Inc. (Lehman-OPC LLC (Lehman-OPC)), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC, entitling the investors to certain tax benefits (such as PTCs and accelerated depreciation) and distributable cash associated with four geothermal power plants.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 17 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $4.4 million as of June 30, 2011. This liability is included in long-term liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but believe that the ultimate settlement of our obligations will not materially affect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 5, 2009	$0.06	August 18, 2009	August 27, 2009
November 4, 2009	$0.06	November 18, 2009	December 1, 2009
February 23, 2010	$0.12	March 16, 2010	March 25, 2010
May 5, 2010	$0.05	May 18, 2010	May 25, 2010
August 4, 2010	$0.05	August 17, 2010	August 26, 2010
November 2, 2010	$0.05	November 17, 2010	November 30, 2010
February 22, 2011	$0.05	March 15, 2011	March 24, 2011
May 4, 2011	$0.04	May 18, 2011	May 25, 2011
August 3, 2011	$0.04	August 16, 2011	August 25, 2011

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$39,506	$58,934
Net cash used in investing activities	(135,741)	(109,014)
Net cash provided by financing activities	57,758	57,968
Net change in cash and cash equivalents	(38,477)	7,888

For the Six Months Ended June 30, 2011

Net cash provided by operating activities for the six months ended June 30, 2011 was $39.5 million, compared to $58.9 million for the six months ended June 30, 2010. The net decrease of $19.4 million resulted primarily from: (i) a decrease in net income to net loss of $0.7 million in the six months ended June 30, 2011, from net income of $0.3 million in the six months ended June 30, 2010, mainly as a result of the increase in interest expense, net and the decrease in income tax benefit, which was partially offset by the increase in operating income, as described above; (ii) an increase in receivables of $17.3 million in the six months ended June 30, 2011, compared to a decrease of $4.2 million in the six months ended June 30, 2010, as a result of timing of collections from our customers; and (iii) a decrease in accounts payable and accrued expenses of $8.6 million in the six months ended June 30, 2011, compared to an increase of $9.4 million in the six months ended

June 30, 2010, as a result of timing of payments to our vendors. Such decrease was partially offset by: (i) an increase of $7.7 million in depreciation and amortization mainly due to the placement in service of our Jersey Valley power plant in January 2011, and higher depreciation in the Mammoth complex, resulting from the plan to repower the complex by replacing part of the old units with new Ormat-manufactured equipment, as described above; and (ii) a gain on sale of GDL of $6.3 million in the six months ended June 30, 2010; and (iii) an increase in billing in excess of costs and estimated earnings on uncompleted contracts, net of $21.2 million relating to our Product Segment in the six months ended June 30, 2011, as a result of timing in billing of our customers compared to an increase of $10.2 million in the six months ended June 30, 2010.

Net cash used in investing activities for the six months ended June 30, 2011 was $135.7 million, compared to $109.0 million for the six months ended June 30, 2010. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2011 were: (i) capital expenditures of $109.6 million, primarily for our facilities under construction; (ii) net increase of $3.8 million in restricted cash, cash equivalents and marketable securities; and (iii) net increase of $22.1 million in marketable securities. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2010 were capital expenditures of $139.2 million, primarily for our power facilities under construction, offset by: (i) a $7.7 million decrease in restricted cash, cash equivalents and marketable securities; and (ii) $19.6 million received from the sale of GDL.

Net cash provided by financing activities for the six months ended June 30, 2011 was $57.8 million, compared to $58.0 million for the six months ended June 30, 2010. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2011 were: (i) the issuance of an aggregate amount of approximately $107.4 million Senior Unsecured Bonds in February 2011; and (ii) proceeds from the sale of all of the Class B membership units of OPC acquired on October 30, 2009 for a sale price of $24.9 million, offset by: (i) the repayment of long-term debt in the amount of $23.0 million; (ii) a net decrease of $38.0 million against our revolving lines of credit with commercial banks; (iii) cash paid to non-controlling interest in the amount of $7.0 million; and (iv) the payment of a dividend to our shareholders in the amount of $4.1 million. The principal factor that affected our net cash provided by financing activities during the six months ended June 30, 2010 was $100.4 million drawn under revolving lines of credit from commercial banks, which was offset by: (i) the repayment of long-term debt in the amount of $34.7 million; and (ii) the payment of a dividend to our shareholders in the amount of $7.7 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2011 was $47.7 million, compared to $24.0 million in the three months ended June 30, 2010. Adjusted EBITDA for the six months ended June 30, 2011 was $74.8 million, compared to $56.1 million for the six months ended June 30, 2010. Adjusted EBITDA includes consolidated EBITDA and our share in the interest, taxes, depreciation and amortization related to our unconsolidated 50% interest in the Mammoth complex in California in the three and six months ended June 30, 2010.

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

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net cash provided by operating activities	$26,440	$10,694	$39,506	$58,934
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	16,528	8,754	28,824	17,775
Interest income	(716)	(95)	(851)	(292)
Income tax benefit	(1,007)	(3,935)	(421)	(3,916)
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	6,433	7,692	7,772	(18,314)

EBITDA	47,678	23,110	74,830	54,187
Interest, taxes, depreciation and amortization attributable to the Company’s equity interest in Mammoth-Pacific L.P.	—	939	—	1,912

Adjusted EBITDA	$47,678	$24,049	$74,830	$56,099

Net cash used in investing activities	$(27,817)	$(44,033)	$(135,741)	$(109,014)

Net cash provided by financing activities	$5,040	$44,423	$57,758	$57,968

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

McGinness Hills Project     We are currently developing the first phase of the 30 MW McGinness Hills project on Bureau of Land Management leases located in Lander County, Nevada. Field development is in process, the power plant equipment is in transit to the site, we have obtained part of the required construction permits and the environmental assessment is still in process. We signed a 20-year PPA with Nevada Power Company, which was approved by the PUCN on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012. The National Environmental Policy Act (NEPA) process is in progress in order to comply with the requirements under the DOE 1705 loan guarantee program.

Tuscarora Project     We are currently developing the first phase (18 MW) of the Tuscarora project on private land located in Elko County, Nevada. Field development has been completed, civil work is in process and mechanical work has begun. We have obtained most of the required construction permits. We signed a 20-year PPA with Nevada Power Company, which was approved by the PUCN on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012. The NEPA process is in progress in order to comply with the requirements under the DOE 1705 loan guarantee program.

Carson Lake Project     We plan to develop the 20 MW Carson Lake project on Bureau of Land Management leases located in Churchill County, Nevada. Approval by Bureau of Land Management for the required Environmental Impact Study is pending, and therefore there is no certainty about the completion date of this project.

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

CD 4 Project     We are currently developing 30 MW of new capacity at the Mammoth complex, on land which is comprised mainly of BLM leases. We have commenced field development and have drilled a successful production well, and the drilling of additional wells is continuing. The project is expected to be completed in 2013.

Olkaria III Phase 3     We are currently developing Phase 3 of the Olkaria III complex located in Naivasha, Kenya. Field development has started, we are drilling three wells and manufacturing of the power plant equipment is in progress. We amended and restated the PPA with KPLC, the off-taker of the Olkaria III complex. The amended and restated PPA governs our construction of, and KPLC’s purchase of electricity from, a new 36 MW power plant at the Olkaria III complex. The new power plant is scheduled to come online in 2013.

Wild Rose (formerly DH Wells) Project     We are currently developing the 15 to 20 MW Wild Rose project located in Mineral County, Nevada. We recently completed the drilling of two wells in the shallow resource and are continuing with the drilling activity. The new power plant is scheduled to come online in 2013. The final output will be determined based on exploration results.

The Jersey Valley power plant is currently operating at a generation level below its design capacity, primarily as a result of the need to shut down one of the injection wells which has suffered interference from an old mining well that was drilled on the property before we acquired the land and which we believe was not adequately plugged and abandoned by the mining operator. We plan to drill additional wells in order to add injection capacity for the power plant. We have applied for the necessary permits and expect to receive such permits and complete the additional drilling by the end of 2011. Due to the delay in completing the power plant and reaching the design generation capacity, we will need to obtain an extension of time from the PPA offtaker to avoid missing the current completion milestone under the PPA and to be able to meet the electricity delivery obligations under the PPA.

We have estimated approximately $728 million in capital expenditures for construction of the abovementioned projects under construction and that are expected to be completed by 2013 of which we have invested approximately $192.0 million as of June 30, 2011. We expect to invest an additional $131 million during the remainder of 2011. The remaining $405 million will be invested in 2012 and 2013.

In addition, we estimate approximately $77 million in additional capital expenditures in the remainder of 2011 to be allocated as follows: (i) $7 million in new projects under development; (ii) $18 million for enhancement of our operating power plants; (iii) $5 million in land acquisitions; (iv) $20 million in exploration activities pursuant to various leases for geothermal resources in which we have started the exploration activity; (v) $13 million in new project development, provided that part or all of the aforementioned exploration activities succeed; and (vi) $14 million in other capital expenditures. Therefore, the total capital expenditure for the remainder of 2011 is estimated to be $208 million.

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

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because our long-term PPAs (except for Puna) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. However, beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants, the Ormesa complex and the Mammoth complex will be determined by reference to the relevant power purchaser’s short run avoided costs. The Puna power plant is currently benefiting from energy prices which are higher than the floor under the Puna PPA as a result of the high fuel costs that impact Hawaii Electric Light Company’s avoided costs.

As of June 30, 2011, 72.7% of our consolidated long-term debt was in the form of fixed rate securities, and therefore, not subject to interest rate volatility risk. As of such date, 27.3% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates. As of June 30, 2011, $228.5 million of our debt remained subject to some floating rate risk.

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

Concentration of Credit Risk

Our credit risk is currently concentrated with a limited number of major customers: Southern California Edison, Hawaii Electric Light Company, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), and Kenya Power and Lighting Co. Ltd. If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 29.5% and 25.5% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 28.3% and 25.5% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. Southern California Edison is the power purchaser and revenue source for our Mammoth complex, which was accounted for under the equity method through August 1, 2010. Following our acquisition of the remaining 50% interest in the Mammoth complex we have included the results of the Mammoth complex in our consolidated financial statements.

Sierra Pacific Power Company and Nevada Power Company accounted for 12.0% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 14.1% and 16.2% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

Hawaii Electric Light Company accounted for 11.8% and 8.0% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 11.2% and 7.6% of our total revenues for the six months ended June 30, 2011 and 2010, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.4% and 9.2% of the Company’s total revenues for the three months ended June 30, 2011 and 2010, respectively, and 8.6% and 9.9% of the Company’s total revenues for the six months ended June 30, 2011 and 2010, respectively.

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

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. All three complaints allege claims on behalf of a putative class of purchasers of Company common stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. These three lawsuits were consolidated by the court in an order issued on June 3, 2010 and the court appointed three of the Company’s stockholders to serve as lead plaintiffs.

Lead plaintiffs filed a consolidated amended class action complaint (CAC) on July 9, 2010 that asserts claims under Sections 10(b) and 20(a) of the Exchange Act on behalf of a putative class of purchasers of Company common stock between May 7, 2008 and February 24, 2010. The CAC alleges that certain of the Company’s public statements were false and misleading for failing to account properly for the Company’s exploration and development costs based on the Company’s announcement on February 24, 2010 that it was going to restate certain of its financial results to change its method of accounting for exploration and development costs in certain respects. The CAC also alleges that certain of the Company’s statements concerning the North Brawley project were false and misleading. The CAC seeks compensatory damages, expenses, and such further relief as the court may deem proper. The Company cannot make an estimate of the possible loss or range of loss.

Defendants filed a motion to dismiss the CAC on August 13, 2010. On March 3, 2011, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed plaintiffs’ allegations that on the Company’s statements regarding the North Brawley project were false or misleading, but did not dismiss plaintiffs’ allegations regarding the 2008 restatement. Defendants answered the remaining allegations in the CAC regarding the restatement on April 8, 2011 and the case has now entered the discovery phase. On July 22, 2011, plaintiffs filed a motion to certify the case as a class action on behalf of a class of purchasers of Company common stock between February 25, 2009 and February 24, 2010.

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

Other

On May 19, 2011, the Federal Energy Regulatory Commission (FERC) issued an order which denied the Company’s exemptions for requirements relating to Sections 205 and 206 of the Federal Power Act and directed the Company’s REG facilities to make refunds to their customers, equaling “the time value of the revenues collected during the periods of non-compliance with the qualifying facilities”, which approximate $1.6 million. On June 17, 2011, the Company requested a rehearing to obtain relief on this refund payment.

The Company believes that it is not probable but reasonably possible that a refund payment will ultimately need to be made.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the second fiscal quarter of 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.

3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

4.1	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

4.2	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.3	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.4	Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.5	Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.6	Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.7	Second Addendum, dated as of February 11, 2011, to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.7 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 6, 2011.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ JOSEPH TENNE
	Name:	Joseph Tenne
	Title:	Chief Financial Officer

Date: August 5, 2011

EXHIBIT INDEX

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.

3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

4.1	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

4.2	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.3	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.4	Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.5	Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.6	Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.7	Second Addendum, dated as of February 11, 2011, to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.7 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 6, 2011.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.