Form 10-Q
period 2011-09-30
ORMAT TECHNOLOGIES, INC.
filed 2011-11-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I—UNAUDITED FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$59,077	$82,815
Marketable securities	21,189	—
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	61,791	23,309
Receivables:
Trade	53,084	54,495
Related entity	381	303
Other	7,028	8,173
Due from Parent	151	272
Inventories	17,899	12,538
Costs and estimated earnings in excess of billings on uncompleted contracts	3,518	6,146
Deferred income taxes	1,582	1,674
Prepaid expenses and other	22,972	14,929

Total current assets	248,672	204,654
Long-term marketable securities	—	1,287
Restricted cash, cash equivalents and marketable securities (all related to VIEs)	—	1,740
Unconsolidated investments	3,997	4,244
Deposits and other	21,481	21,353
Deferred income taxes	17,087	17,087
Deferred charges	36,930	37,571
Property, plant and equipment, net ($1,365,870 and $1,371,400 related to VIEs, respectively)	1,422,450	1,425,467
Construction-in-process ($295,422 and $149,851 related to VIEs, respectively)	399,002	270,634
Deferred financing and lease costs, net	23,238	19,017
Intangible assets, net	37,864	40,274

Total assets	$2,210,721	$2,043,328

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$99,362	$85,549
Billings in excess of costs and estimated earnings on uncompleted contracts	35,664	3,153
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs)	13,485	15,020
Full recourse	18,543	13,010
Senior secured notes (non-recourse) (all related to VIEs)	20,622	20,990

Total current liabilities	187,676	137,722
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs)	106,759	114,132
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $1,822)	250,119	142,003
Other	70,623	84,166
Revolving credit lines with banks (full recourse)	221,322	189,466
Senior secured notes (non-recourse) (all related to VIEs)	203,382	210,882
Liability associated with sale of tax benefits	74,448	66,587
Deferred lease income	69,483	71,264
Deferred income taxes	28,244	30,878
Liability for unrecognized tax benefits	4,245	5,431
Liabilities for severance pay	20,987	20,706
Asset retirement obligation	21,086	19,903
Other long-term liabilities	4,242	4,961

Total liabilities	1,262,616	1,098,101

Commitments and contingencies
Equity:
The Company’s stockholders’ equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,430,886 shares issued and outstanding, respectively	46	46
Additional paid-in capital	724,074	716,731
Retained earnings	215,411	221,311
Accumulated other comprehensive income	565	1,044

	940,096	939,132
Noncontrolling interest	8,009	6,095

Total equity	948,105	945,227

Total liabilities and equity	$2,210,721	$2,043,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Revenues:
Electricity	$86,815	$83,357	$246,273	$218,269
Product	24,026	18,120	67,002	62,128

Total revenues	110,841	101,477	313,275	280,397

Cost of revenues:
Electricity	57,941	61,530	186,090	179,551
Product	17,137	14,764	43,276	41,316

Total cost of revenues	75,078	76,294	229,366	220,867

Gross margin	35,763	25,183	83,909	59,530
Operating expenses:
Research and development expenses	2,346	1,252	7,128	8,133
Selling and marketing expenses	2,940	3,333	9,325	9,221
General and administrative expenses	6,269	5,780	20,755	19,796
Write-off of unsuccessful exploration activities	—	—	—	3,050

Operating income	24,208	14,818	46,701	19,330
Other income (expense):
Interest income	438	140	1,289	432
Interest expense, net	(23,909)	(10,961)	(54,431)	(30,101)
Foreign currency translation and transaction gains (losses)	(2,659)	1,074	(1,546)	475
Income attributable to sale of tax benefits	2,344	2,183	7,624	6,392
Gain on acquisition of controlling interest	—	36,928	—	36,928
Other non-operating income (expense), net	347	233	465	(47)

Income from continuing operations, before income taxes and equity in income (losses) of investees	769	44,415	102	33,409
Income tax benefit (expense)	305	(11,931)	726	(6,009)
Equity in income (losses) of investees, net	(71)	(83)	(552)	942

Income from continuing operations	1,003	32,401	276	28,342
Discontinued operations:
Income from discontinued operations, net of related tax of $0, $0, $0 and $6, respectively	—	—	—	14
Gain on sale of a subsidiary in New Zealand, net of related tax of $0, $0, $0 and $2,000, respectively	—	—	—	4,336

Net income	1,003	32,401	276	32,692
Net (income) loss attributable to noncontrolling interest	(137)	58	(252)	168

Net income attributable to the Company’s stockholders	$866	$32,459	$24	$32,860

Comprehensive income (loss):
Net income	1,003	32,401	276	32,692
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(53)	(61)	(159)	(177)
Change in unrealized gains or losses on marketable securities available-for-sale	(111)	—	(320)	(80)

Comprehensive income (loss)	839	32,340	(203)	32,478
Comprehensive (income) loss attributable to noncontrolling interest	(137)	58	(252)	168

Comprehensive income (loss) attributable to the Company’s stockholders	$702	$32,398	$(455)	$32,646

Earnings per share attributable to the Company’s stockholders — basic and diluted:
Income from continuing operations	$0.02	$0.71	$0.00	$0.62
Discontinued operations	—	—	—	0.10

Net income	$0.02	$0.71	$0.00	$0.72

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,431	45,431	45,431	45,431

Diluted	45,440	45,450	45,442	45,452

Dividend per share declared	$0.04	$0.05	$0.13	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company’s Stockholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total	Noncontrolling Interest	Total Equity
	Shares	Amount
	(In thousands, except per share data)
Balance at December 31, 2009	45,431	$46	$709,354	$196,950	$622	$906,972	$4,723	$911,695
Stock-based compensation	—	—	4,637	—	—	4,637	—	4,637
Cumulative effect of adopting the guidance on evaluation of credit derivatives embedded in beneficial interests in securitized financial assets as of July 1, 2010 (net of related tax of $370)	—	—	—	(693)	693	—	—	—
Cash dividend declared, $0.22 per share	—	—	—	(9,995)	—	(9,995)	—	(9,995)
Net income (loss)	—	—	—	32,860	—	32,860	(168)	32,692
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	43	43	—	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $108)	—	—	—	—	(177)	(177)	—	(177)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $43)	—	—	—	—	(80)	(80)	—	(80)

Balance at September 30, 2010	45,431	$46	$713,991	$219,122	$1,101	$934,260	$4,555	$938,815

Balance at December 31, 2010	45,431	$46	$716,731	$221,311	$1,044	$939,132	$6,095	$945,227
Stock-based compensation	—	—	5,000	—	—	5,000	—	5,000
Increase in noncontrolling interest due to sale of equity interest in OPC LLC	—	—	2,343	—	—	2,343	1,662	4,005
Cash dividend declared, $0.13 per share	—	—	—	(5,924)	—	(5,924)	—	(5,924)
Net income	—	—	—	24	—	24	252	276
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $96)	—	—	—	—	(159)	(159)	—	(159)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	(320)	(320)	—	(320)

Balance at September 30, 2011	45,431	$46	$724,074	$215,411	$565	$940,096	$8,009	$948,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$276	$32,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,261	64,461
Amortization of premium from senior unsecured bonds	(72)	—
Accretion of asset retirement obligation	1,183	888
Stock-based compensation	5,000	4,637
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(2,243)	(2,281)
Equity in income (losses) of investees	552	(942)
Impairment of auction rate securities	205	—
Loss on disposal of property, plant and equipment	—	571
Write-off of unsuccessful exploration activities	—	3,050
Return on investment in unconsolidated investments	—	3,734
Changes in unrealized loss in respect of derivative instruments, net	11,052	—
Gain (loss) on severance pay fund asset	282	(1,099)
Premium from issuance Senior Unsecured Bonds	1,957	—
Gain on sale of a subsidiary	—	(6,350)
Gain on acquisition of controlling interest	—	(36,928)
Deferred income tax provision (benefit)	(1,805)	5,717
Liability for unrecognized tax benefits	(1,186)	717
Deferred lease revenues	233	820
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	2,556	(5,691)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,628	13,869
Inventories	(5,361)	871
Prepaid expenses and other	(8,043)	(3,995)
Deposits and other	(471)	(253)
Accounts payable and accrued expenses	(9,592)	5,571
Due from/to related entities, net	(78)	(60)
Billings in excess of costs and estimated earnings on uncompleted contracts	32,511	1,420
Liabilities for severance pay	281	1,508
Other long-term liabilities	(719)	(1,091)
Due from/to Parent	121	(178)

Net cash provided by operating activities	98,514	79,644

Cash flows from investing activities:
Return of investment in unconsolidated investments	—	3,516
Purchases of marketable securities, net	(20,287)	—
Net change in restricted cash, cash equivalents and marketable securities	(36,884)	(23,352)
Cash received from sale of a subsidiary	—	19,594
Capital expenditures	(180,771)	(194,926)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	—	108,286
Investment in unconsolidated companies	(305)	(511)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	—	(64,517)
Intangible assets acquired	—	(875)
Increase (decrease) in severance pay fund asset, net of payments made to retired employees	61	(235)

Net cash used in investing activities	(238,186)	(153,020)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured bonds	107,447	142,003
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	24,878	—
Proceeds from revolving credit lines with banks	419,156	518,064
Repayment of revolving credit lines with banks	(387,300)	(535,600)
Repayments of long-term debt	(26,002)	(37,670)
Cash paid to non-controlling interest	(10,769)	—
Deferred debt issuance costs	(5,552)	(493)
Cash dividends paid	(5,924)	(9,995)

Net cash provided by financing activities	115,934	76,309

Net change in cash and cash equivalents	(23,738)	2,933
Cash and cash equivalents at beginning of period	82,815	46,307

Cash and cash equivalents at end of period	$59,077	$49,240

Supplemental non-cash investing and financing activities:
Increase in accounts payable related to purchases of property, plant and equipment	$11,046	$6,153

Accrued liabilities related to financing activities	$1,309	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated financial statements of Ormat Technologies, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, the unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2011, the consolidated results of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2011 and 2010, and the consolidated cash flows for the nine-month periods ended September 30, 2011 and 2010.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2011 and December 31, 2010, the Company had deposits totaling $19,834,000 and $55,537,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2011 and December 31, 2010, the Company’s deposits in foreign countries amounted to approximately $47,302,000 and $37,929,000, respectively.

At September 30, 2011 and December 31, 2010, accounts receivable related to operations in foreign countries amounted to approximately $24,786,000 and $26,128,000, respectively. At September 30, 2011 and December 31, 2010, accounts receivable from the Company’s major customers that have generated 10% or more of its revenues amounted to approximately 57% and 40% of the Company’s accounts receivable, respectively.

Southern California Edison Company (“SCE”) accounted for 34.5% and 35.9% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 30.5% and 29.6% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively. SCE is the

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

power purchaser and revenue source for the Mammoth complex, which was accounted for under the equity method through August 1, 2010. Following the Company’s acquisition of the remaining 50% interest in the Mammoth complex, as described in Note 3, the Company has included the results of the Mammoth complex in its consolidated financial statements.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 10.5% and 12.2% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 12.8% and 14.7% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Hawaii Electric Light Company accounted for 10.3% and 10.1% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 10.9% and 8.3% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.0% and 8.7% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 8.4% and 9.4% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2011

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

As a result of the acquisition of the remaining 50% interest in Mammoth Pacific, the financial statements of Mammoth Pacific have been consolidated with the Company’s financial statements effective August 2, 2010. The acquisition date fair value of the previously held 50% equity interest was $64.9 million, which takes into account a “control premium” of $7.6 million. In the three and nine-month periods ended September 30, 2010, the Company recognized a pre-tax gain of $36.9 million, which is equal to the difference between the acquisition date fair value of the previously held 50% equity interest in Mammoth Pacific and the acquisition date carrying value of such investment. The gain is included in “gain on acquisition of controlling interest” in the condensed consolidated statements of operations and comprehensive income (loss).

Revenues and net income of the Mammoth complex were $5,257,000 and $597,000 for the three months ended September 30, 2011, respectively. Revenues and net income of the Mammoth complex were $14,696,000 and $1,029,000 for the nine months ended September 30, 2011, respectively.

The following unaudited consolidated pro forma financial information for the three and nine-month periods ended September 30, 2010 assumes the Mammoth Pacific acquisition occurred as of January 1, 2010, after giving effect to certain adjustments, including the depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations that may occur in the future or that would have occurred had the acquisition of Mammoth Pacific been effected on the date indicated.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
	(Dollars in thousands, except per share data)
Revenues	$103,155	$291,881
Income from continuing operations	8,710	5,273

Net income	$8,697	$9,532
Net loss attributable to noncontrolling interest	58	168

Net income attributable to the Company’s stockholders	$8,755	$9,700

Earnings per share attributable to the Company’s stockholders — basic and diluted:
Income from continuing operations	$0.19	$0.12
Income from discontinued operations	—	0.10

Net income	$0.19	$0.22

NOTE 4 — INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$9,006	$7,030
Self-manufactured assembly parts and finished products	8,893	5,508

Total	$17,899	$12,538

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 5 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Sarulla	$2,287	$2,244
Watts & More Ltd.	1,710	2,000

	$3,997	$4,244

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

The condensed results of operations of Mammoth Pacific for the period from January 1, 2010 to August 1, 2010 are summarized below:

(Dollars in thousands)
Condensed statements of operations:
Revenues	$11,484
Gross margin	2,670
Net income	2,528
Company’s equity in income of Mammoth:
50% of Mammoth net income	$1,264
Plus amortization of basis difference	345

1,609
Less income taxes	(611)

Total	$998

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

The Company’s share in the results of operations of W&M was not significant for the three and nine-month periods ended September 30, 2011.

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

The following table sets forth certain fair value information at September 30, 2011 and December 31, 2010 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or Amortized Cost at September 30, 2011	Fair Value at September 30, 2011
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$45,274	$45,274	$45,274	$—	$—
Marketable Securities	20,867	21,190	21,190	—	—
Liabilities:
Current liabilities:
Derivatives(1)	—	(12,227)	—	(12,227)	—

	$66,141	$54,237	$66,464	$(12,227)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Cost or Amortized Cost at December 31, 2010	Fair Value at December 31, 2010
		Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$14,370	$14,370	$14,370	$—	$—
Derivatives(2)	—	1,030	—	1,030	—
Non-current assets:
Illiquid auction rate securities (including restricted cash accounts) ($4.5 million par value), see below(3)	4,011	3,027	—	—	3,027

	$18,381	$18,427	$14,370	$1,030	$3,027

(1)	Including: (i) $11,052,000 relating to derivatives which represent interest rate lock transactions which are valued primarily based on observable inputs, including 10-year U.S. Treasury interest rates, and are included within “accounts payable and accrued expenses” in the balance sheet with the corresponding gain or loss being recognized within “interest expense, net” in the condensed consolidated statement of operations and comprehensive income (loss); and (ii) $1,175,000 relating to derivatives which represent currency forward contracts which are valued primarily based on observable inputs , including forward and spot prices for currencies, and are included within “accounts payable and accrued expenses in the balance sheet with the corresponding gain or loss being recognized within “foreign currency translation and transaction gains (losses)” in the condensed consolidated statement of operations and comprehensive income (loss).

(2)	Amounts relating to derivatives which represent currency forward contracts which are valued primarily based on observable inputs, including forward and spot prices for currencies, and are included within “receivables — others” in the balance sheet with the corresponding gain or loss being recognized within “foreign currency translation and transaction gains (losses)” in the condensed consolidated statement of operations and comprehensive income (loss).

(3)	Included in the consolidated balance sheets as follows:

December 31, 2010
(Dollars in thousands)
Long-term marketable securities	$1,287
Long-term restricted cash, cash equivalents and marketable securities	1,740

$3,027

The Company’s financial assets measured at fair value (including restricted cash accounts) at September 30, 2011 include investments in debt instruments (which are included in marketable securities) and money market funds (which are included in cash equivalents). The Company’s financial assets measured at fair value (including restricted cash accounts) at December 31, 2010 include investments in auction rate securities and money market funds (which are included in cash equivalents). Those securities, except for the auction rate securities, are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

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

The table below sets forth a summary of the changes in the fair value of the Company’s financial assets as Level 3 (i.e., illiquid auction rate securities) for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$3,027	$3,164
Total unrealized losses:
Included in net income	(205)	—
Included in other comprehensive income (loss)	—	(135)
Transferred to Level 2	(2,822)	—

Balance at end of period	$—	$3,029

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

There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2011.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan	$83.2	$88.7	$82.9	$88.4
Amatitlan Loan	37.8	39.5	37.3	39.0
Senior Secured Notes:
Ormat Funding Corp. (“OFC”)	129.5	129.5	130.8	136.3
OrCal Geothermal Inc. (“OrCal”)	92.8	93.5	93.2	95.6
Senior Unsecured Bonds	252.8	144.8	248.3	142.0
Loans from institutional investors	34.2	37.1	34.2	37.2

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

OFC 2 Senior Secured Notes

On September 23, 2011, the Company’s subsidiary OFC 2 LLC (“OFC 2”) and its wholly owned subsidiaries (collectively, the “Issuers”) entered into a note purchase agreement (the “Note Purchase Agreement”) with OFC 2 Noteholder Trust, as purchaser, John Hancock Life Insurance Company (U.S.A.), as administrative agent, and the United States Department of Energy (“DOE”), as guarantor, in connection with the offer and sale of up to $350 million aggregate principal amount of OFC 2’s Senior Secured Notes (“OFC 2 Senior Secured Notes”) due December 31, 2034.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Subject to the fulfillment of customary and other specified conditions precedent, the OFC 2 Senior Secured Notes will be issued in up to six distinct series associated with the phased construction (Phase I and Phase II) of the Jersey Valley, McGinness Hills and Tuscarora geothermal power facilities (collectively, the “Project”) owned by the Issuers, as follows: Series A Notes, Series B Notes, Series C Notes, Series D Notes, and, if the Issuers so elect, Series E Notes and Series F Notes. The Phase I tranche, comprised of the Series A Notes and the Series B Notes, will be issued in an aggregate principal amount not to exceed $180 million, of which up to $155 million will be allocated to the Series A Notes, and up to $25 million will be allocated to the Series B Notes. Issuance of the Series B Notes is dependent on the Jersey Valley facility reaching certain operational targets in addition to the other conditions precedent noted above. Proceeds of the Series A Notes will be used to finance a portion of the construction costs of Phase I of the McGinness Hills and the Tuscarora facilities. Proceeds of the Series B Notes, if issued, will be used to finance a portion of the construction costs of Phase I of the Jersey Valley facility.

The Issuers have sole discretion regarding whether to commence construction of Phase II of any of the Jersey Valley, McGinness Hills and Tuscarora facilities. If a facility Phase II is undertaken for any of the facilities, the Issuers may issue Phase II tranches of Notes, comprised of one or more of the Series C Notes, the Series D Notes, the Series E Notes and the Series F Notes, to finance a portion of the construction costs of such Phase II of any facility. The aggregate principal amount of all Phase II Notes may not exceed $170 million. The aggregate principal amount of each series of Notes comprising a Phase II tranche will be determined by the Issuers in their sole discretion provided that certain financial ratios are satisfied pursuant to the terms of the Note Purchase Agreement and subject to the aggregate limit noted above.

The DOE will guarantee payment of 80% of principal and interest on the Notes (the “DOE Guarantee”) pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended The conditions precedent to the issuance of the OFC 2 Senior Secured Notes include certain specified conditions required by the DOE in connection with the DOE Guarantee.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends.

In addition, in connection with the issuance of each Series of OFC 2 Senior Secured Notes, the Company will provide a guarantee with respect to the OFC 2 Senior Secured Notes, which will be available to be drawn upon if specific trigger events occur. One trigger event is the failure of any facility financed by the relevant Series of OFC 2 Senior Secured Notes to reach completion and meet certain operational performance levels (the non-performance trigger) which gives rise to a prepayment obligation on the OFC 2 Senior Secured Notes. The other trigger event is a payment default on the OFC 2 Senior Secured Notes or the occurrence of certain fundamental defaults that result in the acceleration of the Notes, in each case that occurs prior to the date that the relevant facility(ies) financed by such OFC 2 Senior Secured Notes reaches completion and meets certain operational performance levels. A demand on the Company’s guarantee based on the non-performance trigger is limited to an amount equal to the prepayment amount on the OFC 2 Senior Secured Notes necessary to bring the Issuers into compliance with certain coverage ratios. A demand on the Company’s guarantee based on the other trigger event is not limited.

The OFC 2 Senior Secured Notes will mature and the principal amount of the OFC 2 Senior Secured Notes will be payable in equal quarterly installments in accordance with an amortization schedule attached to such Notes and in any event not later than December 31, 2034. Each Series of Notes will bear interest at a rate calculated based on a spread over the Treasury yield curve that will be set at least ten business days prior to the issuance of such Series of Notes. Interest will be payable quarterly in arrears.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

On October 31, 2011, OFC 2 and the Issuers completed the sale of $151.7 million aggregate principal amount of Series A Notes due 2032 (the “Series A Notes”). The net proceeds from the sale of the Series A Notes, after deducting transaction fees and expenses, were approximately $147.4 million, and will be used to finance a portion of the construction costs of Phase I of the McGinness Hills and Tuscarora facilities. The Issuers will pay 4.687% interest on the Series A Notes quarterly in arrears on the last day of each of March, June, September and December in each year, commencing on December 31, 2011.

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

The Company’s voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. The Company owns, through its subsidiary, Ormat Nevada, all of the Class A membership units, which represent 75% of the voting rights in OPC. The investors own all of the Class B membership units, which represent 25% of the voting rights in OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investors’ voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the Flip Date and therefore continues to consolidate OPC.

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

On November 3, 2011, the Company granted to its non-employee directors options to purchase 30,000 shares of common stock under the Company’s 2004 Incentive Plan (see Note 18).

NOTE 10 — DISCONTINUED OPERATIONS

In January 2010, a former shareholder of Geothermal Development Limited (“GDL”) exercised a call option to purchase from the Company its shares in GDL for approximately $2.8 million. In addition, the Company received $17.7 million to repay the loan a subsidiary of the Company provided to GDL to build the plant. The Company did not exercise its right of first refusal and, therefore, the Company transferred its shares in GDL to the former shareholder after the former shareholder paid all of GDL’s obligations to the Company. As a result, the Company recorded a pre-tax gain of approximately $6.3 million in the nine months ended September 30, 2010 ($4.3 million after-tax).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The operations and gain on sale of GDL have been included in discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss) for all periods prior to the sale of GDL in January 2010. Electricity revenues related to GDL were $0 and $64,000 during the three and nine-month periods ended September 30, 2010, respectively. Basic and diluted earnings per share related to a $4.3 million after-tax gain on sale of GDL was $0.02 and $0.10 during the three and nine-month periods ended September 30, 2010, respectively.

NOTE 11 — ELECTRICITY REVENUES AND COST OF REVENUES

The components of electricity revenues and cost of revenues are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Revenues:
Energy and capacity	$33,313	$30,113	$93,194	$80,460
Lease portion of energy and capacity	52,831	52,573	151,065	135,795
Lease income	671	671	2,014	2,014

	$86,815	$83,357	$246,273	$218,269

Cost of revenues:
Energy and capacity	$28,840	$31,752	$96,732	$95,710
Lease portion of energy and capacity	27,790	28,467	85,426	79,909
Lease income	1,311	1,311	3,932	3,932

	$57,941	$61,530	$186,090	$179,551

NOTE 12 — INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Parent	$—	$—	$—	$310
Interest related to sale of tax benefits	1,360	1,382	5,236	4,110
Loss on interest rate lock transactions*	11,645	—	16,380	—
Other	14,266	12,072	41,364	32,010
Less — amount capitalized	(3,362)	(2,493)	(8,549)	(6,329)

	$23,909	$10,961	$54,431	$30,101

*	The interest rate lock transactions are related to the OFC 2 Senior Secured Notes and were not accounted for as hedge transactions (see Note 7).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Weighted average number of shares used in computation of basic earnings per share	45,431	45,431	45,431	45,431
Add:
Additional shares from the assumed exercise of employee stock options	9	19	11	21

Weighted average number of shares used in computation of diluted earnings per share	45,440	45,450	45,442	45,452

The number of stock options that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 2,884,314 and 2,245,190 for the three months ended September 30, 2011 and 2010, respectively, and 2,699,790 and 2,022,549 for the nine months ended September 30, 2011 and 2010, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2011:
Net revenues from external customers	$86,815	$24,026	$110,841
Intersegment revenues	—	15,264	15,264
Operating income	21,087	3,121	24,208
Segment assets at period end *	2,121,932	88,789	2,210,721
* Including unconsolidated investments	2,287	1,710	3,997
Three Months Ended September 30, 2010:
Net revenues from external customers	$83,357	$18,120	$101,477
Intersegment revenues	—	10,977	10,977
Operating income	13,461	1,357	14,818
Segment assets at period end *	1,895,469	69,240	1,964,709
* Including unconsolidated investments	2,040	—	2,040

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

	Electricity	Product	Consolidated
	(Dollars in thousands)
Nine Months Ended September 30, 2011:
Net revenues from external customers	$246,273	$67,002	$313,275
Intersegment revenues	—	46,013	46,013
Operating income	34,917	11,784	46,701
Segment assets at period end *	2,121,932	88,789	2,210,721
* Including unconsolidated investments	2,287	1,710	3,997
Nine Months Ended September 30, 2010:
Net revenues from external customers	$218,269	$62,128	$280,397
Intersegment revenues	—	39,273	39,273
Operating income	11,447	7,883	19,330
Segment assets at period end *	1,895,469	69,240	1,964,709
* Including unconsolidated investments	2,040	—	2,040

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Operating income	$24,208	$14,818	$46,701	$19,330
Interest income	438	140	1,289	432
Interest expense, net	(23,909)	(10,961)	(54,431)	(30,101)
Foreign currency translation and transaction gains (losses)	(2,659)	1,074	(1,546)	475
Income attributable to sale of equity interest	2,344	2,183	7,624	6,392
Gain on acquisition of controlling interest	—	36,928	—	36,928
Other non-operating income (expense), net	347	233	465	(47)

Total income from continuing operations, before income taxes and equity in income (losses) of investees	$769	$44,415	$102	$33,409

NOTE 15 — CONTINGENCIES

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. All three complaints allege claims on behalf of a putative class of purchasers of Company common stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. These three lawsuits were consolidated by the court in an order issued on June 3, 2010, and the court appointed three of the Company’s stockholders to serve as lead plaintiffs.

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

Defendants filed a motion to dismiss the CAC on August 13, 2010. On March 3, 2011, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed plaintiffs’ allegations that the Company’s statements regarding the North Brawley project were false or misleading, but did not dismiss plaintiffs’ allegations regarding the restatement. Defendants answered the remaining allegations in the CAC regarding the restatement on April 8, 2011 and the case has now entered the discovery phase. On July 22, 2011, plaintiffs filed a motion to certify the case as a class action on behalf of a class of purchasers of Company common stock between February 25, 2009 and February 24, 2010, and defendants filed an opposition to the motion for class certification on October 4, 2011.

The Company believes that these lawsuits have no merit and is defending the actions vigorously.

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

The two stockholder derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010 and plaintiffs filed a consolidated derivative complaint on October 28, 2010. The Company filed a motion to dismiss on December 13, 2010. On March 7, 2011, the Court transferred the federal derivative case to the Court presiding over the securities class action, and on August 29, 2011, the Court stayed the federal derivative case pending the resolution of the securities class action.

The Company believes the allegations in these purported derivative actions are without merit and is defending the actions vigorously.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

Other

On May 19, 2011, the Federal Energy Regulatory Commission (“FERC”) issued an order which denied the Company’s exemptions for requirements relating to Sections 205 and 206 of the Federal Power Act and directed the Company’s recovered energy generation facilities to make refunds to their customers, equaling “the time value of the revenues collected during the periods of non-compliance with the qualifying facilities”, in an amount of approximately $1.6 million. On June 17, 2011, the Company requested a rehearing to obtain relief on this refund payment. On July 18, 2011, FERC issued an Order Granting Rehearing for Further Consideration in order to afford additional time for consideration of the matters raised. To date, FERC has not taken further action on the rehearing.

The Company believes that it is not probable that a refund payment will ultimately need to be made.

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

On August 3, 2011, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.8 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 16, 2011. Such dividend was paid on August 25, 2011.

NOTE 17 — INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2011 and 2010 was 39.7% and 26.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2011 and 2010 was 711.8% and 18.0%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the nine months ended September 30, 2011 primarily due to: (i) the benefit of production tax credits for qualified power plants placed in service since 2005; (ii) lower tax rates in Israel; (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala; and (iv) provision to return adjustments related to foreign activities.

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

Realization of the U.S. deferred tax assets in the amount of approximately $18.1 million as of December 31, 2010 is dependent on generating sufficient taxable income prior to expiration of the U.S net operating loss carryforwards and U.S. tax credits. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The Company’s subsidiary, Ormat Systems Ltd. (“Ormat Systems”), received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years beginning in 2004, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. Ormat Systems is also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years beginning in 2007, and thereafter such income is subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the entire period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during its benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems may opt to irrevocably comply with the new law while waiving benefits provided under the current law or continue to comply with the current law during the next years. Changing from the current law to the new law is permissible at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011. As a result, the deferred taxes as of December 31, 2010 have been reduced by $0.5 million. This amount reduced the tax provision for the nine months ended September 30, 2011 by such amount.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$5,431	$4,931
Additions based on tax positions taken in prior years	190	717
Decrease for settlements with taxing authorities	(1,376)	—

Balance at end of period	$4,245	$5,648

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

NOTE 18 — SUBSEQUENT EVENTS

Options Grant

On November 3, 2011, the Company granted to its four non-employee directors non-qualified stock options, under the Company’s 2004 Incentive Plan, to purchase 30,000 shares of common stock (7,500 shares each) at an exercise price equal to the closing price of the Company’s common stock on November 4, 2011 (since the Company released its quarterly results on November 2, 2011). Such options will expire seven years from the date of grant and will vest on the first anniversary of the date of grant.

OFC 2 Senior Secured Notes

On October 31, 2011, OFC 2 and the Issuers completed the sale of $151.7 million aggregate principal amount of the Series A Notes due 2032 (see Note 7).

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments, which we refer to as our Electricity Segment and Product Segment. In our

Electricity Segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate. We have recently expanded our activities in the Electricity Segment to include the ownership and operation of power plants that produce electricity generated by solar photovoltaic (Solar PV) systems that we do not manufacture. In our Product Segment, we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants. Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal power plants in the United States, Guatemala, Kenya, and Nicaragua, as well as recovered energy generation (REG) power plants in the United States. During the nine months ended September 30, 2011, and 2010, our consolidated power plants generated 2,935,854 MWh and 2,735,018 MWh, respectively.

For the nine months ended September 30, 2011, our Electricity Segment revenues represented approximately 78.6% of our total revenues, while our Product Segment revenues represented approximately 21.4% of our total revenues .

For the nine months ended September 30, 2011, our total revenues increased by 11.7% (from $280.4 million to $313.3 million) over the same period last year. Revenues from the Electricity Segment increased by 12.8% and revenues from the Product Segment increased by 7.8%.

For the nine months ended September 30, 2011, total Electricity Segment revenues from the sale of electricity by our consolidated power plants were $246.3 million, compared to $218.3 million for the nine months ended September 30, 2010, an increase of 12.8%.

For the nine months ended September 30, 2011, revenues attributable to our Product Segment were $67.0 million, compared to $62.1 million for the nine months ended September 30, 2010, an increase of 7.8%.

Revenues from our Electricity Segment are relatively predictable, as they are derived from sales of electricity generated by our power plants pursuant to long-term PPAs. The price for electricity under all but one of our PPAs is effectively a fixed price at least through April 2012. The exception is the PPA of the Puna power plant. It has a monthly variable energy rate based on the local utility’s avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others. In the nine months ended September 30, 2011, approximately 82.7% of our electricity revenues were derived from contracts with fixed energy rates, and therefore most of our electricity revenues were not affected by the fluctuations in energy commodity prices. However, electricity revenues are subject to seasonal variations and can be affected by higher-than average ambient temperatures, as described below under the heading “Seasonality”.

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

Recent Developments

•

In October 2011, the Chilean Committee on Geothermal Energy Analysis recommended that the Chilean Ministry of Energy award Ormat five exploration concessions in Chile. Under the applicable regulatory framework governing the concessions, in order to maintain the development rights granted under these concessions, Ormat will need to make certain investments in an exploration program over the next two years. Successful exploration results will be followed by an Exploitation License, which is the first step toward power plant construction.

•

In September 2011, our wholly-owned indirect subsidiary, OFC 2 LLC (OFC 2), and its project subsidiaries, finalized and signed loan documentation for a 20-year loan for up to $350 million aggregate principal amount of senior secured notes due December 31, 2034 (Notes) under a financing with John Hancock Life Insurance Company (USA) and John Hancock Life & Health Insurance Company (collectively, John Hancock). The transaction will be guaranteed by the United States Department of Energy (DOE)’s Loan Programs Office in accordance with, and subject to, the DOE’s Loan Guarantee Program under Section 1705 of Title XVII of the Energy Policy Act of 2005. The financing will support power generation from three Nevada-based facilities built in two phases that are expected to generate up to 113 MW of power. The three facilities, Jersey Valley, McGinness Hills, and Tuscarora, will provide baseload power through 20-year PPAs with Nevada Power Company, a subsidiary of NV Energy. The capacity of the first phase is expected to be up to approximately 60 MW. The second phase development is subject to a feasibility assessment of the geothermal resource, which will be performed following completion of the first phase of each facility and fulfillment of other conditions in the loan documents. On October 31, 2011, OFC 2 and the Issuers completed the sale of $151.7 million aggregate principal amount of Series A Notes due 2032 (the “Series A Notes”). The net proceeds from the sale of the Series A Notes, after deducting transaction fees and expenses, were approximately $147.4 million, and will be used to finance a portion of the construction costs of Phase I of the McGinness Hills and Tuscarora facilities.

•

In September 2011, our wholly-owned indirect subsidiary, Ormat International, Inc., signed a commitment letter issued by the Overseas Private Investment Corporation (OPIC) to provide project financing of up to $310 million to refinance and expand our 48 MW Olkaria III geothermal complex located in Naivasha, Kenya. Under the agreed term sheet attached to the commitment letter, the loan will be comprised of a refinancing tranche of up to $85 million to prepay the existing loan and fund transaction costs, a construction loan tranche of up to $165 million to finance the construction of an additional 36 MW expansion currently underway, and a $60 million stand-by facility to finance an additional optional 16 MW capacity expansion, that, if exercised by Ormat, could bring the total capacity of the complex to approximately 100 MW. The maturity dates of the construction tranche and the refinancing tranche are expected to be June 2030 and December 2030, respectively. The maturity date and certain other terms of the stand-by facility will be finalized following our decision, if any, to exercise the option to construct the additional 16 MW expansion.

•

We have completed the modification of the 20 MW Burdette (Galena 1) power plant into an evaporative cooling configuration. Evaporative cooling provides increased power generation from air-cooled facilities, compared to regular air-cooled facilities by as much as 30% during the peak heat hours of the day. The implementation of this system in moderate to dry climates, especially in the high desert, generates more energy per year than water-cooled systems, and with a fraction of the water and chemical consumption of traditional water-cooled systems.

•	Since the beginning of 2011, we have increased our land inventory by approximately 21,000 acres of federal or private land in Nevada, Oregon, California, Hawaii and New Zealand.

•

Since the beginning of 2011, we have entered into new contracts for the supply of geothermal power plants and other power generating units outside of the United States (including the Ngatamariki and Norske contracts described below) and have thereby increased our backlog for the Product Segment as of September 30, 2011 to approximately $200 million.

•

In February 2011, we signed a 20-year PPA with NV Energy, Inc. (NV Energy) to sell 30 MW from the Dixie Meadows geothermal project that we are developing in Churchill County, Nevada. The PPA is subject to approval by the Public Utilities Commission of Nevada (PUCN). On July 22, 2011, the PUCN issued an order requiring NV Energy to either (i) file an integrated resource plan amendment requesting approval of five renewable energy PPAs, including the Dixie Meadows PPA; or (ii) make a submission explaining why NV Energy is not requesting approval of the five renewable energy PPAs, including the Dixie Meadows PPA, and directed NV Energy, as part of that submission, to provide the PUCN with certain additional information to facilitate its review and analysis of these five renewable energy PPAs prior to its decision. In October 2011, NV Energy filed its request for a rehearing (Docket #11-03014) which included a request for approval of the Dixie Meadows PPA. The PUCN decision is expected by February 2012. The Dixie Meadows project is currently in the exploration phase. If the Dixie Meadows project reaches completion prior to the end of 2013, it would be eligible for a cash grant under the American Recovery and Reinvestment Act of 2009 (ARRA).

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

•

In February 2011, we signed a PPA with Hawaii Electric Light Company (HELCO) to sell to HELCO an additional 8 MW from the Puna power plant, at a fixed price (subject to escalation) independent of oil prices. The 20-year PPA is subject to approval by the Public Utilities Commission of Hawaii (PUCH), with input from the Hawaii Division of Consumer Advocacy. The construction of the power plant has been completed and will be fully commissioned to deliver power as soon as the PPA is approved by the PUCH.

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

•

We expect that the increased awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In 2011, the first phase of the U.S. Environmental Protection Agency’s (EPA) “Tailoring Rule” took effect. The Tailoring Rule sets thresholds addressing permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs apply to certain major sources of greenhouse gas emissions. Federal legislation or additional federal regulations addressing climate change are possible. Several states and regions are already addressing climate change. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. In 2008, the California Air Resources Board (CARB) approved a Scoping Plan to carry out regulations implementing AB 32. In December 2010, CARB approved cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. The cap-and-trade regulation, the first phase of which is contemplated to be initiated in January of 2012 with compliance obligations commencing in January 2013, will set a statewide limit on emissions from sources responsible for emitting 80% of California’s greenhouse gases and, according to CARB, will help establish a price signal needed to drive long-term investment in cleaner fuels and more efficient use of energy. However, implementation of this cap-and-trade program under AB 32 has been the subject of legal challenges that may hinder and/or ultimately thwart its implementation. In September of 2006, California also passed Senate Bill 1368, which prohibits the state’s utilities from entering into long-term financial commitments for base-load generation with power plants that fail to meet a CO2 emission performance standard established by the California Energy Commission and the California Public Utilities Commission. California’s long-term climate change goals are reflected in Executive Order S-3-05, which requires a reduction in greenhouse gases to: (i) 2000 levels by 2010; (ii) 1990 levels by 2020; and (iii) 80% of 1990 levels by 2050. In addition to California, twenty-two other states have set greenhouse gas emissions targets or goals (Arizona, Colorado, Connecticut, Florida, Hawaii, Illinois, Maine, Maryland, Massachusetts, Michigan, Minnesota, Montana, New Hampshire, New Jersey, New Mexico, New York, Oregon, Rhode Island, Utah, Vermont, Virginia and Washington). Regional initiatives, such as the Western Climate Initiative (which includes seven U.S. states and four Canadian provinces) and the Midwest Greenhouse Gas Reduction Accord (which includes six U.S. states and one Canadian province), are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In September 2008, the first-in-the-nation auction of CO2 allowances was held under the RGGI, a regional cap-and-trade system, which includes ten Northeast and Mid-Atlantic States (though New Jersey will withdraw by the end of 2011). Under RGGI, the participating states plan to stabilize power section carbon emissions at their capped level, and then reduce the cap by 10% at a rate of 2.5% each year between 2015 and 2018. In addition, twenty-nine states and the District of Columbia have all adopted renewable portfolio standards (RPS) and eight other states have adopted renewable portfolio goals. In California, on April 12, 2011, Governor Jerry Brown signed Senate Bill X1-2 (SBX1-2) to increase California’s RPS to 33% by December 31, 2020, among the most aggressive renewable energy goals in the United States. We expect that the additional demand for renewable energy from utilities in states with RPS will outpace a possible reduction in general demand for energy (if any) due to the effect of economic conditions. We see this increased demand and in particular the impact of the increase in California RPS, as one of the most significant opportunities for us to expand existing projects and build new power plants.

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

•

In December 2010, a global settlement (Global Settlement) relating primarily to the purchase and payment obligations of investor-owned utilities to “Qualifying Facilities” under PURPA was approved by the California Public Utilities Commission (CPUC). The Global Settlement will become effective upon the satisfaction of certain conditions precedent, including: (a) a final and non-appealable order from the FERC approving the investor-owned utilities’ request for a waiver of the Qualifying Facility must-take purchase obligation for Qualifying Facilities above 20 MW; and (b) that the CPUC order becomes final and non-appealable. On June 16, 2011, the FERC granted the application of the three California investor-owned utilities to terminate each utility’s must-take purchase obligation under PURPA for Qualifying Facilities larger than 20 MW. Once the Global Settlement becomes effective, it will affect most of our PPAs with Southern California Edison, which accounted for approximately 30.5% and 29.6 % of our revenues during the nine-month periods ended September 30, 2011 and 2010, respectively. In accordance with the Global Settlement, we expect to amend our existing PPAs, which must be done within 180 days of the effectiveness of the Global Settlement. Upon amendment, our existing PPAs will reflect a pricing option based on a short-run avoided cost (SRAC) methodology with certain applied modifiers in accordance with our selected pricing option (that may differ between the different PPAs that will be amended) until December 2014, and thereafter convert to a mandatory SRAC methodology pricing for all of such amended PPAs determined as set forth in the Global Settlement. We anticipate this will expose our revenues from these PPAs to greater fluctuations and may adversely affect our revenues under these PPAs. Our expectation is that the new pricing, which will be based in large part on future natural gas prices, will reduce our revenues in 2012 and 2013 by $9.5 million and $6.5 million, respectively. It is not possible at this point to estimate the impact on revenues beyond 2013.

Notwithstanding the Global Settlement, each of Southern California Edison and Pacific Gas & Electric, two of the three California investor-owned utilities, recently separately filed with the CPUC to approve fixed energy price amendments or fixed energy price PPAs with different existing renewable energy qualifying facilities. While there can be no assurance that such utilities will agree to enter into further such contracts, a fixed energy price alternative will eliminate the uncertainties inherent in pricing based in large part on future natural gas prices, but may not necessarily compensate for any reduction in revenues that might otherwise result from the Global Settlement pricing.

•

In addition to increasing the California RPS target to 33% by December 31, 2020, California’s Senate Bill X1-2 (SBX1-2), signed into law by Governor Jerry Brown on April 12, 2011, also instituted a tradable renewable energy credit (REC) program. California utilities can purchase three products to comply with SBX1-2: (i) bundled electricity and RECs from electricity generators that interconnect with a California balancing authority, (ii) tradable RECs, which are purchased either from out-of-state electricity generators or in-state electricity generators that do not interconnect with a California balancing authority, and (iii) firmed and shaped transactions with out-of-state electricity generators. Until December 31, 2013 tradable RECs can account for only 25% of a utility’s annual RPS though this limit does not apply to municipal utilities and many other small entity companies. SBX1-2 is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SBX1-2 and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and in selling electricity from our projects.

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

The prices paid for electricity pursuant to the PPA of the Puna power plant are impacted by the price of oil. Accordingly, our revenues for that power plant, which accounted for approximately 10.9% and 8.3% of our total revenues for the nine-month periods ended September 30, 2011 and 2010, respectively, may be volatile.

Revenues attributable to our Product Segment are generally less predictable than revenues from our Electricity Segment. This is because larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a long time to design and develop and are often subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. As a result, we are generally unable to predict the timing of such orders for our products and may not be able to replace orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate (and at times, extensively) from period to period. However, we experienced a significant increase in our Product Segment customer orders in 2011, which increased our Product Segment backlog to $200 million as of September 30, 2011. We expect that our Product Segment revenues will increase over the next two years as a result of the new orders and increased backlog.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Revenues:
Electricity	$86,815	$83,357	$246,273	$218,269	78.3%	82.1%	78.6%	77.8%
Product	24,026	18,120	67,002	62,128	21.7	17.9	21.4	22.2

Total	$110,841	$101,477	$313,275	$280,397	100.0%	100.0%	100.0%	100.0%

Geographical Breakdown of Revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues in Thousands				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Electricity Segment:
United States	$66,951	$65,556	$188,400	$164,055	77.1%	78.6%	76.5%	75.2%
Foreign	19,864	17,801	57,873	54,214	22.9	21.4	23.5	24.8

Total	$86,815	$83,357	$246,273	$218,269	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	$—	$3,512	$—	$8,535	0.0%	19.4%	0.0%	13.7%
Foreign	24,026	14,608	67,002	53,593	100.0	80.6	100.0	86.3

Total	$24,026	$18,120	$67,002	$62,128	100.0%	100.0%	100.0%	100.0%

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

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses, such as depreciation and amortization, salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes and insurance. In our California power plants our principal cost of revenues also includes transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual projects from quarter to quarter. Payments made to government agencies and private entities relating to site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. For the nine months ended September 30, 2011, royalties constituted approximately 3.5% of Electricity Segment revenues, compared to approximately 3.8% for the nine months ended September 30, 2010.

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

Cash, Cash Equivalents and Marketable Securities

Our cash, cash equivalents and marketable securities as of September 30, 2011 decreased to $80.3 million from $82.8 million as of December 31, 2010. This decrease is principally due to: (i) our use of $180.8 million to fund capital expenditures; (ii) repayment of $26.0 million of long-term debt; (iii) a net change in restricted cash, cash equivalents and marketable securities of $36.9 million; and (iv) cash paid to non-controlling interest of $10.8 million. The decrease in our cash resources was partially offset by: (i) our issuance of an aggregate principal amount of approximately $107.4 million of Senior Unsecured Bonds in February 2011; (ii) $24.9 million of proceeds from the sale of Class B membership units of OPC to JPM Capital in February 2011; (iii) $98.5 million derived from operating activities during the nine months ended September 30, 2011; and (iv) net proceeds of $31.9 million against our revolving credit lines with commercial banks. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2011 was $409.0 million, as described below in the section entitled “Liquidity and Capital Resources”, of which we utilized $306.7 million (including $97.4 million of letters of credit) as of September 30, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)		(In thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$86,815	$83,357	$246,273	$218,269
Product	24,026	18,120	67,002	62,128

	110,841	101,477	313,275	280,397

Cost of revenues:
Electricity	57,941	61,530	186,090	179,551
Product	17,137	14,764	43,276	41,316

	75,078	76,294	229,366	220,867

Gross margin:
Electricity	28,874	21,827	60,183	38,718
Product	6,889	3,356	23,726	20,812

	35,763	25,183	83,909	59,530
Operating expenses:
Research and development expenses	2,346	1,252	7,128	8,133
Selling and marketing expenses	2,940	3,333	9,325	9,221
General and administrative expenses	6,269	5,780	20,755	19,796
Write-off of unsuccessful exploration activities	—	—	—	3,050

Operating income	24,208	14,818	46,701	19,330
Other income (expense):
Interest income	438	140	1,289	432
Interest expense, net	(23,909)	(10,961)	(54,431)	(30,101)
Foreign currency translation and transaction gains (losses)	(2,659)	1,074	(1,546)	475
Income attributable to sale of tax benefits	2,344	2,183	7,624	6,392
Gain on acquisition of controlling interest	—	36,928	—	36,928
Other non-operating income (expense), net	347	233	465	(47)

Income from continuing operations, before income taxes and equity in income (losses) of investees	769	44,415	102	33,409
Income tax benefit (expense)	305	(11,931)	726	(6,009)
Equity in income (losses) of investees, net	(71)	(83)	(552)	942

Income from continuing operations	1,003	32,401	276	28,342
Discontinued operations:
Income from discontinued operations, net of related tax	—	—	—	14
Gain on sale of a subsidiary in New Zealand, net of related tax	—	—	—	4,336

Net income	1,003	32,401	276	32,692
Net loss (income) attributable to noncontrolling interest	(137)	58	(252)	168

Net income attributable to the Company’s stockholders	$866	$32,459	$24	$32,860

Earnings per share attributable to the Company’s stockholders— basic and diluted:
Income from continuing operations	$0.02	$0.71	$0.00	$0.62
Discontinued operations	—	—	—	0.10

Net Income	$0.02	$0.71	$0.00	$0.72

Weighted average number of shares used in computation of earnings per share attributable to the Company’s stockholders:
Basic	45,431	45,431	45,431	45,431

Diluted	45,440	45,450	45,442	45,452

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Statements of Operations Percentage Data:
Revenues:
Electricity	78.3%	82.1%	78.6%	77.8%
Product	21.7	17.9	21.4	22.2

	100.0	100.0	100.0	100.0

Cost of revenues:
Electricity	66.7	73.8	75.6	82.3
Product	71.3	81.5	64.6	66.5

	67.7	75.2	73.2	78.8

Gross margin:
Electricity	33.3	26.2	24.4	17.7
Product	28.7	18.5	35.4	33.5

	32.3	24.8	26.8	21.2
Operating expenses:
Research and development expenses	2.1	1.2	2.3	2.9
Selling and marketing expenses	2.6	3.3	3.0	3.3
General and administrative expenses	5.7	5.7	6.6	7.1
Write-off of unsuccessful exploration activities	0.0	0.0	0.0	1.1

Operating income	21.9	14.6	14.9	6.8
Other income (expense):
Interest income	0.4	0.1	0.4	0.2
Interest expense, net	(21.6)	(10.8)	(17.4)	(10.7)
Foreign currency translation and transaction gains (losses)	(2.4)	1.1	(0.5)	0.2
Income attributable to sale of tax benefits	2.1	2.2	2.5	2.3
Gain on acquisition of controlling interest	0.0	36.4	0.0	13.2
Other non-operating income (expense), net	0.3	0.2	0.2	(0.0)

Income from continuing operations, before income taxes and equity in income (losses) of investees	0.7	43.8	0.1	12.0
Income tax benefit (expense)	0.3	(11.8)	0.2	(2.1)
Equity in income (losses) of investees, net	(0.1)	(0.1)	(0.2)	0.3

Income from continuing operations	0.9	31.9	0.1	10.2
Discontinued operations:
Income from discontinued operations, net of related tax	0.0	0.0	0.0	0.0
Gain on sale of a subsidiary in New Zealand, net of related tax	0.0	0.0	0.0	1.5

Net income	0.9	31.9	0.1	11.7
Net loss (income) attributable to noncontrolling interest	(0.1)	0.1	(0.1)	0.1

Net income attributable to the Company’s stockholders	0.8%	32.0%	0.0%	11.8%

Comparison of the Three Months Ended September 30, 2011 and the Three Months Ended September 30, 2010

Total Revenues

Total revenues for the three months ended September 30, 2011 were $110.8 million, compared to $101.5 million for the three months ended September 30, 2010, which represented a 9.2% increase in total revenues. This increase is attributable to both our Electricity and Product Segments whose revenues increased by 4.1% and 32.6%, respectively, over the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2011 were $86.8 million, compared to $83.4 million for the three months ended September 30, 2010, which represented a 4.1% increase in such revenues. This result is due to an increase in the electricity rates in our Amatitlan and Puna power plants. As a result, the average revenue rate of our electricity portfolio increased from $89 per MWh in the three months ended September 30, 2010 to $95 per MWh in the three months ended September 30, 2011. The increase in our average rate did not fully impact our electricity revenues in the third quarter because the electricity generation in our power plants declined by 3% from 937,402 MWh in the three months ended September 30, 2010 to 909,054 MWh in the three months ended September 30, 2011 due to major maintenance activity in some of our power plants. The revenues from our North Brawley power plant in the third quarter of 2011 decreased to $4.0 million from $5.1 million during the same period in 2010 due to our decision to mitigate losses at that plant by idling wells that have a negative impact on our margins.

Product Segment

Revenues attributable to our Product Segment for the three months ended September 30, 2011 were $24.0 million, compared to $18.1 million for the three months ended September 30, 2010, which represented a 32.6% increase in such revenues. The increase in our product revenues reflects the increase in new customer orders that we secured in the second quarter of 2011.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2011 was $75.1 million, compared to $76.3 million for the three months ended September 30, 2010, which represented a slight decrease of 1.6% in total cost of revenues. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2011 was 67.7%, compared to 75.2% for the same period in 2010.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2011 was $57.9 million, compared to $61.5 million for the three months ended September 30, 2010, which represented a 5.8% decrease in total cost of revenues for such segment, while the increase in revenues was 4.1%. We incurred lower costs associated with operating and maintaining the North Brawley power plant in the third quarter of 2011 ($7.5 million), compared to the third quarter of 2010 ($10.1 million). Although we expect the high level of operating expenses at the North Brawley power plant to continue, such expenses are expected to trend downward. The cost per MWh in the current quarter was the same as in the third quarter of 2010, and as noted below slightly higher for the nine months ended September 30, 2011 than the nine months ended September 30, 2010. The cost per MWh in the current quarter was impacted by lower maintenance costs in most of our other power plants over the same quarter last year, which lower maintenance costs were offset by increased depreciation costs in the Mammoth complex, resulting from our program to repower the complex by replacing part of the old units with new equipment. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2011 was 66.7%, compared to 73.8% for the three months ended September 30, 2010.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended September 30, 2011 was $17.1 million, compared to $14.8 million for the three months ended September 30, 2010, which represented a 16.1% increase in total cost of revenues related to such segment. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended September 30, 2011 was 71.3%, compared to 81.5% for the three months ended September 30, 2010. Such decrease in the percentage of Product Segment cost of revenues from total Product Segment revenues is mainly attributable to: (i) higher revenues; (ii) a different product mix; and (iii) different margins in the sales contracts.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2011 were $2.3 million, compared to $1.3 million for the three months ended September 30, 2010, which represented a 87.4% increase. Our research and development activities during the three months ended September 30, 2011 included: (i) continued development of enhanced geothermal systems (EGS); and (ii) development of a solar thermal system for the production of electricity.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2011 were $2.9 million, compared to $3.3 million for the three months ended September 30, 2010, which represented an 11.8% decrease. Selling and marketing expenses for the three months ended September 30, 2011 constituted 2.6% of total revenues, compared to 3.3% for the three months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 were $6.3 million, compared to $5.8 million for the three months ended September 30, 2010, which represented an 8.5% increase. General and administrative expenses for each of the three months ended September 30, 2011 and September 30, 2010 constituted 5.7% of total revenues.

Operating Income

Operating income for the three months ended September 30, 2011 was $24.2 million, compared to $14.8 million for the three months ended September 30, 2010. Such increase of $9.4 million in operating income was principally attributable to an increase in our gross margin due to the increase in revenues, as described above. Operating income attributable to our Electricity Segment for the three months ended September 30, 2011 was $21.1 million, compared to $13.5 million for the three months ended September 30, 2010. Operating income attributable to our Product Segment for the three months ended September 30, 2011 was $3.1 million, compared to $1.4 million for the three months ended September 30, 2010.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2011 was $23.9 million, compared to $11.0 million for the three months ended September 30, 2010, which represented a 118.1% increase. The $12.9 million increase is primarily due to: (i) an $11.6 million loss on interest rate lock transactions in the three months ended

September 30, 2011 relating to the DOE loan guarantee transaction that was consummated in September 2011, and which were not accounted for as hedge transactions; and (ii) the issuance of Senior Unsecured Bonds in August 2010 and February 2011. The increase was partially offset by: (i) an increase of $0.9 million in interest capitalized to projects as a result of increased aggregate investment in projects under construction; and (ii) a decrease in interest expense as a result of principal repayments.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction losses for the three months ended September 30, 2011 were $2.7 million, compared to gains of $1.1 million for the three months ended September 30, 2010. The $3.7 million decrease is primarily due to losses on forward foreign exchange transactions for the three months ended September 30, 2011, which were not accounted for as hedge transactions, compared to gains in the three months ended September 30, 2010.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the three months ended September 30, 2011 was $2.3 million, compared to $2.2 million for the three months ended September 30, 2010. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors. The increase resulted from the sale of Class B membership units of OPC LLC to JPM Capital Corporation on February 3, 2011.

Gain on acquisition of controlling interest

Gain on acquisition of controlling interest for the three months ended September 30, 2010 was $36.9 million. This gain relates to the acquisition of the remaining 50% interest in Mammoth Pacific as discussed above. The acquisition date fair value of the previous 50% equity interest was $64.9 million. In the three months ended September 30, 2010, we recognized a pre-tax gain of $36.9 million ($22.6 million after tax), which is equal to the difference between the acquisition date fair value of the initial investment in Mammoth Pacific and the acquisition date carrying value of such investment.

Income Taxes

Income tax benefit for the three months ended September 30, 2011 was $0.3 million, compared to income tax expense of $11.9 million for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2011 was 39.7%, compared to 26.9% for the three months ended September 30, 2010. The change in the effective tax rate primarily resulted from a higher impact of PTCs on the effective tax rate due to a lower projected pre-tax annual income.

Net Income

Net income for the three months ended September 30, 2011 was $1.0 million, compared to $32.4 million for the three months ended September 30, 2010. Such decrease in net income of $31.4 million was principally attributable to: (i) a gain on acquisition of controlling interest of $36.9 million in the three months ended September 30, 2010; (ii) a $12.9 million increase in interest expense; and (iii) a $3.7 million increase in foreign currency translation and transaction losses. The decrease was partially offset by: (i) a $9.4 million increase in operating income; and (ii) an $12.2 million decrease in income tax expense.

Comparison of the Nine Months Ended September 30, 2011 and the Nine Months Ended September 30, 2010

Total Revenues

Total revenues for the nine months ended September 30, 2011 were $313.3 million, compared to $280.4 million for the nine months ended September 30, 2010, which represented an 11.7% increase in total revenues. This increase is attributable to both our Electricity and Product Segments whose revenues increased by 12.8% and 7.8%, respectively, over the same period last year.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2011 were $246.3 million, compared to $218.3 million for the nine months ended September 30, 2010, which represented a 12.8% increase in such revenues. This result is due to increased electricity generation of our power plants from 2,735,018 MWh in the nine months ended September 30, 2010 to 2,935,854 MWh in the nine months ended September 30, 2011. The most significant contributors to the increase in our electricity generation were: (i) an increase in the generation of the Puna power plant due to repair work that was completed in the second quarter of 2010; (ii) an increase in the generation of our North Brawley power plant, with revenues of $12.7 million in the nine months ended September 30, 2011, compared to $11.3 million in the nine months ended September 30, 2010; (iii) the consolidation of the Mammoth complex, effective August 2, 2010, with revenues of $14.7 million in the nine months ended September 30, 2011, compared to $3.5 million in the nine months ended September 30, 2010, resulting from the acquisition of the remaining 50% interest in Mammoth Pacific in August 2010; and (iv) an increase in generation of our REG facilities due to the addition of one plant and a higher availability of the pipeline providing the heat to most of our REG power plants. The increase in our Electricity Segment revenues is also attributable to an increase in the average revenue rate of our electricity portfolio from $80 per MWh in the nine months ended September 30, 2010 to $84 per MWh in the nine months ended September 30, 2011. Such increase was mainly due to higher rates under the PPA of the Puna power plant.

Product Segment

Revenues attributable to our Product Segment for the nine months ended September 30, 2011 were $67.0 million, compared to $62.1 million for the nine months ended September 30, 2010, which represented a 7.8% increase in such revenues. The increase relative to the nine months ended September 30, 2011 was primarily due to $7.9 million in revenues relating to an LNG energy recovery unit in Spain (See “Research and Development Expenses” below).

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2011 was $229.4 million, compared to $220.9 million for the nine months ended September 30, 2010, which represented a 3.8% increase in total cost of revenues. This increase is attributable mainly to our Electricity Segment. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2011 was 73.2%, compared to 78.8% for the same period in 2010. The decrease in total cost of revenues as a percentage of total revenues is due to the 12.8% increase in Electricity Segment revenues, which outpaced the 4.8% increase in Electricity Segment cost of revenues, and the 7.8% increase in Product Segment revenues, which outpaced the 3.4% increase in Product Segment cost of revenues.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2011 was $186.1 million, compared to $179.6 million for the nine months ended September 30, 2010, which represented a 3.6% increase in total cost of revenues for such segment. We incurred slightly higher costs associated with operating and maintaining the North Brawley power plant in the nine months ended September 30, 2011 ($32.1 million), compared to the nine months ended September 30, 2010 ($31.5 million). The overall cost per MWh in the nine months ended September 30, 2011 decreased compared to the nine months ended September 30, 2010, as a result of lower maintenance costs, which were offset by: (i) the higher costs in the North Brawley power plant, as described above; and (ii) increased depreciation costs in the Mammoth complex, resulting from the program to repower the complex by replacing part of the old units with new equipment. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2011 was 75.6%, compared to 82.3% for the nine months ended September 30, 2010.

Product Segment

Total cost of revenues attributable to our Product Segment for the nine months ended September 30, 2011 was $43.3 million, compared to $41.3 million for the nine months ended September 30, 2010, which represented a 4.7% increase in total cost of revenues related to such segment. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the nine months ended September 30, 2011 was 64.6%, compared to 66.5% for the nine months ended September 30, 2010.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2011 were $7.1 million, compared to $8.1 million for the nine months ended September 30, 2010, which represented a 12.4% decrease. This decrease is primarily attributable to the costs related to an experimental REG plant specifically designed to use the residual energy from the vaporization process at LNG regasification terminals, including developing and building a unit at a customer’s premises in Spain, as the costs related to the experimental REG plant were incurred through the second quarter of 2010. Our research and development activities during the nine months ended September 30, 2011 also included: (i) continued development of EGS; and (ii) development of a solar thermal system for the production of electricity.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2011 were $9.3 million, compared to $9.2 million for the nine months ended September 30, 2010, which represented a 1.1% increase. Selling and marketing expenses for the nine months ended September 30, 2011 constituted 3.0% of total revenues, compared to 3.3% for the nine months ended September 30, 2010.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 were $20.8 million, compared to $19.8 million for the nine months ended September 30, 2010, which represented a 4.8% increase. General and administrative expenses for the nine months ended September 30, 2011 constituted 6.6% of total revenues, compared to 7.1% for the nine months ended September 30, 2010.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the nine months ended September 30, 2010 was $3.1 million, which represented the write-off of exploration costs related to the Gabbs Valley project, which we determined in the second quarter of 2010 would not support commercial operations. We did not have a write-off of unsuccessful exploration activities in the nine months ended September 30, 2011.

Operating Income

Operating income for the nine months ended September 30, 2011 was $46.7 million, compared to $19.3 million for the nine months ended September 30, 2010. Such increase of $27.4 million in operating income was principally attributable to an increase in our gross margin due to the increase in revenues, as described above, and to a decrease in the write-off of unsuccessful exploration activities. Operating income attributable to our Electricity Segment for the nine months ended September 30, 2011 was $34.9 million, compared to $11.4 million for the nine months ended September 30, 2010. Operating income attributable to our Product Segment for the nine months ended September 30, 2011 was $11.8 million, compared to $7.9 million for the nine months ended September 30, 2010.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2011 was $54.4 million, compared to $30.1 million for the nine months ended September 30, 2010, which represented an 80.3% increase. The $24.3 million increase is primarily due to: (i) a $16.4 million loss on interest rate lock transactions in the nine months ended September 30, 2011, relating to the DOE loan guarantee transaction that was consummated in September 2011, and which are not accounted for as hedge transactions; and (ii) the issuance of Senior Unsecured Bonds in August 2010 and February 2011. The increase was partially offset by: (i) an increase of $2.2 million in interest capitalized to projects as a result of increased aggregate investment in projects under construction; and (ii) a decrease in interest expense as a result of principal repayments.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction losses for the nine months ended September 30, 2011 were $1.5 million, compared to gains of $0.5 million for the nine months ended September 30, 2010. The $2.0 million decrease is primarily due to losses on forward foreign exchange transactions for the nine months ended September 30, 2011, which were not accounted for as hedge transactions, compared to gains in the nine months ended September 30, 2010.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” below) for the nine months ended September 30, 2011 was $7.6 million, compared to $6.4 million for the nine months ended September 30, 2010. This income represents the value of PTCs and taxable income or loss generated by OPC and allocated to the investors. The increase resulted from the sale of Class B membership units of OPC LLC to JPM Capital Corporation on February 3, 2011.

Gain on acquisition of controlling interest

Gain on acquisition of controlling interest for the nine months ended September 30, 2010 was $36.9 million. This gain relates to the acquisition of the remaining 50% interest in Mammoth Pacific as discussed above. The acquisition date fair value of the previous 50% equity interest was $64.9 million. In the nine months ended September 30, 2010, we recognized a pre-tax gain of $36.9 million ($22.4 million after tax), which is equal to the difference between the acquisition date fair value of the initial investment in Mammoth Pacific and the acquisition date carrying value of such investment.

Income Taxes

Income tax benefit for the nine months ended September 30, 2011 was $0.7 million, compared to income tax expense of $6.0 million for the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2011 was 711.8%, compared to 18.0% for the nine months ended September 30, 2010. The change in the effective tax rate resulted primarily from a higher impact of PTCs on the effective tax rate due to a lower projected pre-tax annual income.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2011 was $0.3 million, compared to $28.3 million for the nine months ended September 30, 2010. Such decrease of $28.0 million was principally attributable to: (i) a gain on acquisition of controlling interest of $36.9 million in the nine months ended September 30, 2010; and (ii) a $24.3 million increase in interest expense. The decrease was partially offset by: (i) a $27.4 million increase in operating income; and (ii) a $6.7 million decrease in income tax expense.

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

Net Income

Net income for the nine months ended September 30, 2011 was $0.3 million, compared to $32.7 million for the nine months ended September 30, 2010. The decrease in net income was principally attributable to the decrease in income from continuing operations in the amount of $28.0 million, as discussed above, and the decrease in income from discontinued operations of $4.3 million.

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

As of September 30, 2011, we have access to the following sources of funds: (i) $80.3 million in cash, cash equivalents and marketable securities; and (ii) $102.3 million of unused corporate borrowing capacity under existing committed lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2011 include approximately $108.0 million for capital expenditures on new projects in development or construction, exploration activity, operating projects, and machinery and equipment, as well as $24.2 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) cash flows from our operations; (iii) additional borrowing capacity under future lines of credit with commercial banks that are under negotiations; (iv) future project financing and refinancing; and (v) cash grants available to us under the ARRA relating to new projects that will be placed in service before the end of 2013. Management believes that these sources will meet our anticipated liquidity, capital expenditures and other investment requirements. We intend to file a shelf registration statement on Form S-3 that, pending effectiveness 95 declared by the SEC, will provide us with the ability to raise additional capital of up to $1.5 billion through the issuance of securities, subject to market conditions.

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

Non-Recourse and Limited-Recourse Third Party Debt

OFC Senior Secured Notes — Non Recourse

On February 13, 2004, OFC, one of our subsidiaries, issued $190.0 million, 8 1/4% Senior Secured Notes (OFC Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act of 1933, as amended (the Securities Act), for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1/1A power plants, and the financing of the acquisition cost of the Steamboat 2/3 power plants. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments which commenced on September 30, 2004. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2011, OFC was in compliance with the covenants under the OFC Senior Secured Notes. As of September 30, 2011, there were $130.8 million of OFC Senior Secured Notes outstanding.

OrCal Secured Notes — Non-Recourse

On December 8, 2005, OrCal, one of our subsidiaries, issued $165.0 million, 6.21% Senior Secured Notes (OrCal Senior Secured Notes) in an offering subject to Rule 144A and Regulation S of the Securities Act, for the purpose of refinancing the acquisition cost of the Heber power plants. The OrCal Senior Secured Notes have been rated BBB- by Fitch. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments that commenced on September 30, 2006. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends. As of September 30, 2011, OrCal was in compliance with the covenants under the OrCal Senior Secured Notes. As of September 30, 2011, there were $93.2 million of OrCal Senior Secured Notes outstanding.

OFC 2 Senior Secured Notes — Limited Recourse

On September 23, 2011, OFC 2, one of our subsidiaries, and its wholly owned subsidiaries (collectively, the Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock Life Insurance Company (U.S.A.), as administrative agent, and the United States Department of Energy (DOE), as guarantor, in connection with the offer and sale of up to $350 million aggregate principal amount of OFC 2’s Senior Secured Notes (OFC 2 Senior Secured Notes) due December 31, 2034.

Subject to the fulfillment of customary and other specified conditions precedent, the OFC 2 Senior Secured Notes will be issued in up to six distinct series associated with the phased construction (Phase I and Phase II) of the Jersey Valley, McGinness Hills and Tuscarora geothermal power facilities (collectively, the Project) owned by the Issuers, as follows: Series A Notes, Series B Notes, Series C Notes, Series D Notes, and, if the Issuers so elect, Series E Notes and Series F Notes. The Phase I tranche, comprised of the Series A Notes and the Series B Notes, will be issued in an aggregate principal amount not to exceed $180 million, of which up to $155 million will be allocated to the Series A Notes, and up to $25 million will be allocated to the Series B Notes. Issuance of the Series B Notes is dependent on the Jersey Valley facility reaching certain operational targets in addition to the other conditions precedent noted above. Proceeds of the Series A Notes will be used to finance a portion of the construction costs of Phase I of the McGinness Hills and the Tuscarora facilities. Proceeds of the Series B Notes, if issued, will be used to finance a portion of the construction costs of Phase I of the Jersey Valley facility.

The Issuers have sole discretion regarding whether to commence construction of Phase II of any of the Jersey Valley, McGinness Hills and Tuscarora facilities. If a facility Phase II is undertaken for any of the facilities, the Issuers may issue Phase II tranches of Notes, comprised of one or more of the Series C Notes, the Series D Notes, the Series E Notes and the Series F Notes, to finance a portion of the construction costs of such Phase II of any facility. The aggregate principal amount of all Phase II Notes may not exceed $170 million. The aggregate principal amount of each series of Notes comprising a Phase II tranche will be determined by the Issuers in their sole discretion provided that certain financial ratios are satisfied pursuant to the terms of the Note Purchase Agreement and subject to the aggregate limit noted above.

The DOE will guarantee payment of 80% of principal and interest on the Notes (the DOE Guarantee) pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended The conditions precedent to the issuance of the OFC 2 Senior Secured Notes include certain specified conditions required by the DOE in connection with the DOE Guarantee.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness and payment of dividends.

In addition, in connection with the issuance of each Series of OFC 2 Senior Secured Notes, we will provide a guarantee with respect to the OFC 2 Senior Secured Notes, which will be available to be drawn upon if specific trigger events occur. One trigger event is the failure of any facility financed by the relevant Series of OFC 2 Senior Secured Notes to reach completion and meet certain operational performance levels (the non-performance trigger) which gives rise to a prepayment obligation on the OFC 2 Senior Secured Notes. The other trigger event is a payment default on the OFC 2 Senior Secured Notes or the occurrence of certain fundamental defaults that result in the acceleration of the Notes, in each case that occurs prior to the date that the relevant facility(ies) financed by such OFC 2 Senior Secured Notes reaches completion and meets certain operational performance levels. A demand on our guarantee based on the non-performance trigger is limited to an amount equal to the prepayment amount on the OFC 2 Senior Secured Notes necessary to bring the Issuers into compliance with certain coverage ratios. A demand on our guarantee based on the other trigger event is not limited.

The OFC 2 Senior Secured Notes will mature and the principal amount of the OFC 2 Senior Secured Notes will be payable in equal quarterly installments in accordance with an amortization schedule attached to such Notes and in any event not later than December 31, 2034. Each Series of Notes will bear interest at a rate calculated based on a spread over the Treasury yield curve that will be set at least ten business days prior to the issuance of such Series of Notes. Interest will be payable quarterly in arrears.

On October 31, 2011, OFC 2 and the Issuers completed the sale of $151.7 million aggregate principal amount of Series A Notes due 2032 (the Series A Notes). The net proceeds from the sale of the Series A Notes, after deducting transaction fees and expenses, were approximately $147.4 million, and will be used to finance a portion of the construction costs of Phase I of the McGinness Hills and Tuscarora facilities. The Issuers will pay 4.687% interest on the Series A Notes quarterly in arrears on the last day of each of March, June, September and December in each year, commencing on December 31, 2011.

Olkaria III Loan — Non-Recourse

OrPower 4, Inc. (OrPower 4), has a project financing loan of $105.0 million which refinanced its investment in the 48 MW Olkaria III geothermal power plant located in Kenya. The loan was provided by a group of European Development Finance Institutions arranged by DEG — Deutsche Investitions- und Entwicklungsgesellschaft mbH (DEG). The loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on $77.0 million of the loan at 6.90%. There are various restrictive covenants under the loan, which include limitations on OrPower 4’s ability to make distributions to its shareholders. As of September 30, 2011, OrPower 4 was in compliance with the covenants under the loan. As of September 30, 2011, $82.9 million of the Olkaria III loan was outstanding.

We plan to refinance the existing Olkaria III Loan as described under “New Financing of Our Projects” below.

Amatitlan Loan — Non-Recourse

Ortitlan Limitada (Ortitlan) entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. The loan will mature on June 15, 2016, and is payable in 28 quarterly installments, that commenced on September 15, 2009. The interest rate on the loan is 9.83%, but the effective cost for us is approximately 8%, due to the elimination, following the refinancing, of the political risk insurance premiums that we had been paying on our equity investment in the project. There are various restrictive covenants under the loan, which include limitations on Ortitlan’s ability to make distributions to its shareholders. As of September 30, 2011, Ortitlan was in compliance with the covenants under the loan. As of September 30, 2011, $37.3 million of the Amatitlan loan was outstanding.

Senior Loan from International Finance Corporation (IFC) — (The Zunil Power Plant) — Non-Recourse

Orzunil I de Electricidad, Limitada (Orzunil), a wholly owned subsidiary in Guatemala, had a senior loan agreement with IFC. The loan was fully repaid in the third quarter of 2011.

New Financing of Our Projects

Refinancing of the Olkaria III Loan and Financing of the Construction of the Olkaria III Complex Expansion

In September 2011, we signed a commitment letter issued by the Overseas Private Investment Corporation (OPIC) to provide project financing of up to $310 million to refinance and expand our 48 MW Olkaria III geothermal complex located in Naivasha, Kenya. Under the agreed term sheet attached to the commitment letter, the loan will be comprised of a refinancing tranche of up to $85 million to prepay the existing loan with DEG and fund transaction costs, a construction loan tranche of up to $165 million to finance the construction of an additional 36 MW expansion currently underway, and a $60 million stand-by facility to finance an optional additional 16 MW capacity expansion, that, if exercised by Ormat, could bring the total capacity of the complex to approximately 100 MW. The maturity dates of the construction tranche and the refinancing tranche are expected to be June 2030 and December 2030, respectively. The maturity date and certain other terms of the stand-by facility will be finalized following our decision, if any, to exercise the option to construct the additional 16 MW expansion.

Full-Recourse Third Party Debt

In December 2008, our wholly owned subsidiary, Ormat Nevada, entered into an amendment of its credit agreement with Union Bank, N.A. (Union Bank), extending the final maturity of the facility and increasing its total amount to $37.5 million. In August 2011 such line of credit was increased to $39.0 million. Under the credit agreement, Ormat Nevada can request extensions of credit in the form of loans and/or the issuance of one or more letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we have entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured by any of its (or any of its subsidiaries’) assets.

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

As of September 30, 2011, letters of credit in the aggregate amount of $38.5 million remain issued and outstanding under this credit agreement with Union Bank.

We also have credit agreements with five commercial banks for an aggregate amount of $370.0 million. Under the terms of these credit agreements, we, or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $265.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $105.0 million. The credit agreements mature between October 2011 and September 2013. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. Credit agreements in the amount of $115.0 million are due to expire in the fourth quarter of 2011. We are currently negotiating the extension of these credit agreements for up to three years. We anticipate that these extensions will include an increase in the annual average interest rates.

We have a $20.0 million term loan with a group of financial institutions, which matures on July 16, 2015, is payable in 12 semi-annual installments that commenced January 16, 2010, and bears interest of 6.5%. As of September 30, 2011, $14.2 million was outstanding under this loan.

We have a $20.0 million term loan with a group of financial institutions, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of September 30, 2011, $20.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in 10 semi-annual installments commencing May 16, 2012, and bears interest of 5.75%. As of September 30, 2011, $20.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, is payable in 10 semi-annual installments that commenced May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of September 30, 2011, $35.0 million was outstanding under this loan.

We have an aggregate principal amount of approximately $250.0 million of Senior Unsecured Bonds issued and outstanding. We issued approximately $142.0 million of these bonds in August 2010 and an additional $107.5 million in February 2011. Subject to early redemption, the principal of the bonds is repayable in a single bullet payment upon the final maturity of the bonds on August 1, 2017. The bonds bear interest at a fixed rate of 7%, payable semi-annually. The bonds that we issued in February 2011 were issued at a premium which reflects an effective fixed interest of 6.75%. We issued the bonds outside the United States to investors who are not “U.S. persons” in an unregistered offering pursuant to, and subject to the requirements of, Regulation S under the Securities Act.

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Certain of the credit agreements, the loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios such as a debt service coverage ratio, a debt to equity ratio, and a debt to adjusted EBITDA ratio. There are also certain restrictions on distribution of dividends. The failure to perform or comply with any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

We are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that compliance with the restrictive covenants, financial ratios and other terms of any of our (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or plan of operations.

Letters of Credit

Certain of our customers require our project subsidiaries to post letters of credit in order to guarantee their respective performance under relevant contracts. We are also required to post letters of credit to secure our obligations under various leases and licenses and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. In addition, our subsidiary, Ormat Systems, is required from time to time to post performance letters of credit in favor of our customers with respect to orders of products.

Three commercial banks have issued such performance letters of credit in favor of our customers from time to time. As of September 30, 2011, such banks have issued letters of credit totaling $39.8 million. These letters of credit were not issued under the credit agreements discussed under “Full-Recourse Third Party Debt” above.

In addition, we and certain of our subsidiaries may request letters of credit under the credit agreements with Union Bank and five other commercial banks as described under “Full-Recourse Third Party Debt” above. As of September 30, 2011, letters of credit in the aggregate amount of $97.4 million remained issued and outstanding under the Union Bank credit agreement and our other agreements with commercial banks.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 17 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $4.2 million as of September 30, 2011. This liability is included in long-term liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability, but believe that the ultimate settlement of our obligations will not materially affect our liquidity.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 4, 2009	$0.06	November 18, 2009	December 1, 2009
February 23, 2010	$0.12	March 16, 2010	March 25, 2010
May 5, 2010	$0.05	May 18, 2010	May 25, 2010
August 4, 2010	$0.05	August 17, 2010	August 26, 2010
November 2, 2010	$0.05	November 17, 2010	November 30, 2010
February 22, 2011	$0.05	March 15, 2011	March 24, 2011
May 4, 2011	$0.04	May 18, 2011	May 25, 2011
August 3, 2011	$0.04	August 16, 2011	August 25, 2011

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Net cash provided by operating activities	$98,514	$79,644
Net cash used in investing activities	(238,186)	(153,020)
Net cash provided by financing activities	115,934	76,309
Net change in cash and cash equivalents	(23,738)	2,933

For the Nine Months Ended September 30, 2011

Net cash provided by operating activities for the nine months ended September 30, 2011 was $98.5 million, compared to $79.6 million for the nine months ended September 30, 2010. The net increase of $18.9 million resulted primarily from: (i) an increase of $6.8 million in depreciation and amortization mainly due to the placement in service of our Jersey Valley power plant in January 2011, and higher depreciation in the Mammoth complex, resulting from the plan to repower the complex by replacing part of the old units with new Ormat-manufactured equipment, as described above; (ii) a gain on acquisition of controlling interest of $36.9 million in the nine months ended September 30, 2010; (iii) a gain on sale of GDL of $6.3 million in the nine months ended September 30, 2010; (iv) a decrease in receivables of $2.6 million in the nine months ended September 30, 2011, compared to an increase of $5.7 million in the nine months ended September 30, 2010, as a result of timing of collections from our customers; and (v) an increase in billing in excess of costs and estimated earnings on uncompleted contracts, net of $35.1 million relating to our Product Segment in the nine months ended September 30, 2011, compared to $15.3 million in the nine months ended September 30, 2010, as a result of timing in billing of our customers. Such decrease was partially offset by: (i) a decrease in net income to $0.3 million in the nine months ended September 30, 2011, from $32.7 million in the nine months ended September 30, 2010, mainly as a result of a gain on acquisition of controlling interest of $36.9 million in the nine months ended September 30, 2010 and the increase in interest expense, net offset by the increase in operating income, and the decrease in income tax expense as described above and (ii) a decrease in accounts payable and accrued expenses of $9.6 million in the nine months ended September 30, 2011, compared to an increase of $5.6 million in the nine months ended September 30, 2010, as a result of timing of payments to our vendors.

Net cash used in investing activities for the nine months ended September 30, 2011 was $238.2 million, compared to $153.0 million for the nine months ended September 30, 2010. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2011 were: (i) capital expenditures of $180.8 million, primarily for our facilities under construction; (ii) net increase of $36.9 million in restricted cash, cash equivalents and marketable securities; and (iii) net increase of $20.3 million in marketable securities. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2010 were: (i) capital expenditures of $194.9 million, primarily for our power facilities under construction; (ii) net payment of $64.5 million for acquisition of controlling interest in Mammoth Pacific ($72.5 million purchase price less $8.0 million available cash in such subsidiary at the acquisition date); and (iii) net increase of $23.4 million in restricted cash, cash equivalents and marketable securities, offset by: (i) $108.3 million received in September 2010 for Specified Energy Property in Lieu of Tax Credits relating to our North Brawley geothermal power plant under Section 1603 of the ARRA; and (ii) $19.6 million received from the sale of GDL.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $115.9 million, compared to $76.3 million for the nine months ended September 30, 2010. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2011 were: (i) the issuance of an aggregate amount of approximately $107.4 million Senior Unsecured Bonds in February 2011; and (ii) proceeds from the sale of all of the Class B membership units of OPC acquired on October 30, 2009 for a sale price of $24.9 million; and (iii) a net increase of $31.9 million against our revolving lines of credit with commercial banks, offset by: (i) the repayment of long-term debt in the amount of $26.0 million; (ii) cash paid to non-controlling interest in the amount of $10.8 million; and (iii) the payment of a dividend to our shareholders in the amount of $5.9 million. The principal factor that affected our net cash provided by financing activities during the nine months ended September 30, 2010 was the issuance of an aggregate amount of approximately $142.0 million senior unsecured bonds on August 3, 2010, offset by: (i) the repayment of long-term debt in the amount of $37.7 million; (ii) a net decrease of $17.5 million against our revolving lines of credit with commercial banks; and (iii) the payment of a dividend to our shareholders in the amount of $10.0 million.

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2011 was $46.7 million, compared to $78.8 million in the three months ended September 30, 2010. Adjusted EBITDA for the nine months ended September 30, 2011 was $121.6 million, compared to $134.9 million for the nine months ended September 30, 2010. Adjusted EBITDA includes consolidated EBITDA and our share in the interest, taxes, depreciation and amortization related to our unconsolidated 50% interest in the Mammoth complex in California in the three and nine months ended September 30, 2010.

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

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net cash provided by operating activities	$59,008	$20,710	$98,514	$79,644
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	23,222	10,271	52,046	28,046
Interest income	(438)	(140)	(1,289)	(432)
Income tax provision (benefit)	(305)	11,931	(726)	8,015
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	(34,749)	35,823	(26,977)	17,509

EBITDA	46,738	78,595	121,568	132,782
Interest, taxes, depreciation and amortization attributable to the Company’s equity interest in Mammoth-Pacific L.P.	—	203	—	2,115

Adjusted EBITDA	$46,738	$78,798	$121,568	$134,897

Net cash used in investing activities	$(102,445)	$(44,006)	$(238,186)	$(153,020)

Net cash provided by financing activities	$58,176	$18,341	$115,934	$76,309

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants. Generally we expect that enhancements of our existing power plants and the construction of new power plants will be funded initially from internally generated cash or other available corporate resources, which we expect to subsequently refinance with limited or non-recourse debt at the project level. For 2012, we expect that most of our capital expenditures requirements will be funded by construction loans.

McGinness Hills Project    We are currently developing the first phase of the 30 MW McGinness Hills project on Bureau of Land Management leases located in Lander County, Nevada. Field development is still in process and construction is progressing. We signed a 20-year PPA with Nevada Power Company, which was approved by the PUCN on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012. We have secured financing under the DOE 1705 Loan Guarantee Program.

Tuscarora Project    We are currently developing the first phase (18 MW) of the Tuscarora project on private land located in Elko County, Nevada. Construction is in the final stage, and we are preparing for start-up. We signed a 20-year PPA with Nevada Power Company, which was approved by the PUCN on July 28, 2010. Commercial operation of the project’s first phase is expected in 2012. We have secured financing under the DOE 1705 Loan Guarantee Program.

Carson Lake Project    We plan to develop the 20 MW Carson Lake project on Bureau of Land Management leases located in Churchill County, Nevada. We received the approval of the Bureau of Land Management for the required Environmental Impact Study, and we are evaluating a new schedule for the project.

Mammoth Complex    We plan to repower the Mammoth complex located in Mammoth Lakes, California, by replacing part of the old units with new Ormat-manufactured equipment. The replacement of the equipment will optimize generation and add approximately 3 MW of generating capacity to the complex. We have started the equipment fabrication for the replacement of the old generating equipment with modern units designed and manufactured by us, and we are awaiting the required permits to start construction.

CD 4 Project    We are currently developing 30 MW of new capacity at the Mammoth complex, on land which is comprised mainly of BLM leases. We have commenced field development, and drilling of additional wells is subject to permits. The project is expected to be completed in 2013.

Olkaria III Phase 3    Development of Phase 3 of the Olkaria III complex located in Naivasha, Kenya is in process. Field development and manufacturing of the power plant equipment is in progress. We amended and restated the PPA with KPLC, the off-taker of the Olkaria III complex. The amended and restated PPA governs our construction of, and KPLC’s purchase of electricity from, a new 36 MW power plant at the Olkaria III complex. The new power plant is scheduled to come online in 2013.

Wild Rose (formerly DH Wells) Project    We are currently developing the 15 to 20 MW Wild Rose project located in Mineral County, Nevada. We are continuing with the drilling activity. The new power plant is expected to come online in 2013. The final output will be determined based on exploration results.

The Jersey Valley power plant is currently operating at a generation level below its design capacity, primarily as a result of the need to shut down one of the injection wells which has suffered interference from an old mining well that had been drilled on the property before we acquired the land and which we believe had not been adequately plugged and abandoned by the mining operator. We are in the process of drilling additional wells in order to add injection capacity for the power plant. We are in discussion with NV Energy to prevent any penalties or contract default that we may be subject to due to the current capacity shortfall.

We have estimated approximately $723 million in capital expenditures for construction of the abovementioned projects under construction and that are expected to be completed by 2013, of which we have invested approximately $240 million as of September 30, 2011. We expect to invest an additional $83 million during the remainder of 2011. The remaining $400 million will be invested in 2012 and 2013.

In addition, we estimate approximately $25 million in additional capital expenditures in the remainder of 2011 to be allocated as follows: (i) $7 million for enhancement of our operating power plants; (ii) $12 million in new project development, provided that part or all of the aforementioned exploration activities succeed; and (iii) $6 million in other capital expenditures. Therefore, the total capital expenditure for the remainder of 2011 is estimated to be $108 million.

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

As of September 30, 2011, 67.0% of our consolidated long-term debt was in the form of fixed rate securities, and therefore, not subject to interest rate volatility risk. As of such date, 33.0% of our debt was in the form of a floating rate instrument, exposing us to changes in interest rates. As of September 30, 2011, $298.3 million of our debt remained subject to some floating rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services).

Our cash equivalents and our portfolio of marketable securities are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale”, no gains or losses are recognized in the statement of operations and comprehensive income (loss) due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

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

Southern California Edison accounted for 34.5% and 35.9% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 30.5% and 29.6% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. Southern California Edison is the power purchaser and revenue source for our Mammoth complex, which was accounted for under the equity method through August 1, 2010. Following our acquisition of the remaining 50% interest in the Mammoth complex we have included the results of the Mammoth complex in our consolidated financial statements.

Sierra Pacific Power Company and Nevada Power Company accounted for 10.5% and 12.2% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 12.8% and 14.7% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Hawaii Electric Light Company accounted for 10.3% and 10.1% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 10.9% and 8.3% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 8.0% and 8.7% of the Company’s total revenues for the three months ended September 30, 2011 and 2010, respectively, and 8.4% and 9.4% of the Company’s total revenues for the nine months ended September 30, 2011 and 2010, respectively.

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

Production of electricity from geothermal resources is also supported under the “Temporary Program For Rapid Deployment of Renewable Energy and Electric Power Transmission Projects” established with the DOE as part of the DOE’s Innovative Technology Loan Guarantee Program. This program: (i) extended the scope of the existing federal loan guarantee program to cover renewable energy projects, renewable energy component manufacturing facilities, and electricity transmission projects that embody established commercial, as well as innovative, technologies; and (ii) provided an appropriation to cover the “credit subsidy costs” of such projects (meaning the estimated average costs to the federal government from issuing the loan guarantee, equivalent to a lending bank’s loan loss reserve).

Guarantees under this program support projects that started construction, and for which the guarantee was issued, by September 30, 2011.

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

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

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

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Securities Class Actions

Following the Company’s public announcement that it would restate certain of its financial results due to a change in the Company’s accounting treatment for certain exploration and development costs, three securities class action lawsuits were filed in the United States District Court for the District of Nevada on March 9, 2010, March 18, 2010 and April 7, 2010. These complaints assert claims against the Company and certain officers and directors for alleged violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act). One complaint also asserts claims for alleged violations of Sections 11, 12(a)(2) and 15 of the Securities Act. All three complaints allege claims on behalf of a putative class of purchasers of Company common stock between May 6, 2008 or May 7, 2008 and February 23, 2010 or February 24, 2010. These three lawsuits were consolidated by the court in an order issued on June 3, 2010, and the court appointed three of the Company’s stockholders to serve as lead plaintiffs.

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

Defendants filed a motion to dismiss the CAC on August 13, 2010. On March 3, 2011, the court granted in part and denied in part defendants’ motion to dismiss. The court dismissed plaintiffs’ allegations that the Company’s statements regarding the North Brawley project were false or misleading, but did not dismiss plaintiffs’ allegations regarding the 2008 restatement. Defendants answered the remaining allegations in the CAC regarding the restatement on April 8, 2011 and the case has now entered the discovery phase. On July 22, 2011, plaintiffs filed a motion to certify the case as a class action on behalf of a class of purchasers of Company common stock between February 25, 2009 and February 24, 2010, and defendants filed an opposition to the motion for class certification on October 4, 2011.

The Company believes that these lawsuits have no merit and is defending the actions vigorously.

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

The two stockholder derivative cases filed in the United States District Court for the District of Nevada were consolidated by the Court in an order dated August 31, 2010 and plaintiffs filed a consolidated derivative complaint on October 28, 2010. The Company filed a motion to dismiss on December 13, 2010. On March 7, 2011, the Court transferred the federal derivative case to the Court presiding over the securities class action, and on August 29, 2011, the Court stayed the federal derivative case pending the resolution of the securities class action.

The Company believes the allegations in these purported derivative actions are without merit and is defending the actions vigorously.

Other

On May 19, 2011, the Federal Energy Regulatory Commission (FERC) issued an order which denied the Company’s exemptions for requirements relating to Sections 205 and 206 of the Federal Power Act and directed the Company’s REG facilities to make refunds to their customers, equaling “the time value of the revenues collected during the periods of non-compliance with the qualifying facilities”, in an amount of approximately $1.6 million. On June 17, 2011, the Company requested a rehearing to obtain relief on this mandated refund payment. On July 18, 2011, FERC issued an Order Granting Rehearing for Further Consideration in order to afford additional time for consideration of the matters raised. To date, FERC has not taken further action on the rehearing.

The Company believes that it is not probable that a refund payment will ultimately need to be made.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third fiscal quarter of 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Our management believes that we are currently in compliance with our covenants with respect to our third-party debt.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.

3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

4.1	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

4.2	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.3	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.4	Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.5	Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.6	Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.7	Second Addendum, dated as of February 11, 2011, to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.7 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 6, 2011.

4.8	Indenture of Trust and Security Agreement, dated September 23, 2011, among OFC 2 LLC, ORNI 15 LLC, ORNI 39 LLC, ORNI 42 LLC, HSS II, LLC, and Wilmington Trust Company, as Trustee and Depository, filed herewith.

10.1	Note Purchase Agreement, dated September 23, 2011, among OFC 2 LLC, ORNI 15 LLC, ORNI 39 LLC, ORNI 42 LLC, and HSS II, LLC, as Issuers, OFC 2 Noteholder Trust, as Purchaser, John Hancock Life Insurance Company (U.S.A.), as Administrative Agent, and the United States Department of Energy (DOE), as Guarantor, filed herewith.

Exhibit No.	Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ JOSEPH TENNE
	Name:	Joseph Tenne
	Title:	Chief Financial Officer

Date: November 4, 2011

EXHIBIT INDEX

Exhibit No.	Document

3.1	Second Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Registration Statement on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on July 20, 2004.

3.2	Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 26, 2009.

3.3	Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

4.1	Form of Rights Agreement by and between Ormat Technologies, Inc. and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 2 on Form S-1 (File No. 333-117527) to the Securities and Exchange Commission on October 22, 2004.

4.2	Indenture for Senior Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.3	Indenture for Subordinated Debt Securities, dated as of January 16, 2006, between Ormat Technologies, Inc. and Union Bank of California, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Registration Statement Amendment No. 1 on Form S-3 (File No. 333-131064) to the Securities and Exchange Commission on January 26, 2006.

4.4	Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.5	Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.6	Form of Bond issued pursuant to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.7	Second Addendum, dated as of February 11, 2011, to the Deed of Trust, dated as of August 3, 2010 (as amended or supplemented), between Ormat Technologies, Inc. and Ziv Haft Trust Company Ltd., as trustee, incorporated by reference to Exhibit 4.7 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 6, 2011.

4.8	Indenture of Trust and Security Agreement, dated September 23, 2011, among OFC 2 LLC, ORNI 15 LLC, ORNI 39 LLC, ORNI 42 LLC, HSS II, LLC, and Wilmington Trust Company, as Trustee and Depository, filed herewith.

10.1	Note Purchase Agreement, dated September 23, 2011, among OFC 2 LLC, ORNI 15 LLC, ORNI 39 LLC, ORNI 42 LLC, and HSS II, LLC, as Issuers, OFC 2 Noteholder Trust, as Purchaser, John Hancock Life Insurance Company (U.S.A.), as Administrative Agent, and the United States Department of Energy (DOE), as Guarantor, filed herewith.

Exhibit No.	Document

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document