Form 10-Q
period 2013-06-30
ORMAT TECHNOLOGIES, INC.
filed 2013-08-12
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 12, 2013, the number of outstanding shares of common stock, par value $0.001 per share, was 45,430,886.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
		As revised
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$28,893	$66,628
Short-term bank deposit	3,021	3,010
Restricted cash, cash equivalents and marketable securities (all related to variable interest entities ("VIEs"))	85,512	76,537
Receivables:
Trade	67,545	55,680
Related entity	419	373
Other	12,191	8,632
Due from Parent	468	311
Inventories	17,906	20,669
Costs and estimated earnings in excess of billings on uncompleted contracts	16,323	9,613
Deferred income taxes	368	637
Prepaid expenses and other	35,839	34,144
Total current assets	268,485	276,234
Unconsolidated investments	3,524	2,591
Deposits and other	38,361	36,187
Deferred income taxes	17,729	21,283
Deferred charges	34,705	35,351
Property, plant and equipment, net ($1,367,078 and $1,188,721 related to VIEs, respectively)	1,415,163	1,252,873
Construction-in-process ($87,820 and $253,775 related to VIEs, respectively)	295,635	396,141
Deferred financing and lease costs, net	30,437	31,371
Intangible assets, net	33,861	35,492
Total assets	$2,137,900	$2,087,523

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$90,651	$98,001
Deferred income taxes	20,428	20,392
Billings in excess of costs and estimated earnings on uncompleted contracts	10,970	25,408
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	39,568	28,231
Other loans	18,214	11,453
Full recourse	28,760	28,649
Total current liabilities	208,591	212,134
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	288,001	312,926
Other loans	277,349	242,815
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $1,283)	250,751	250,904
Other loans	67,934	82,344
Revolving credit lines with banks	80,247	73,606
Liability associated with sale of tax benefits	70,479	51,126
Deferred lease income	64,938	66,398
Deferred income taxes	49,688	45,059
Liability for unrecognized tax benefits	8,354	7,280
Liabilities for severance pay	22,883	22,887
Asset retirement obligation	20,047	19,289
Other long-term liabilities	4,923	5,148
Total liabilities	1,414,185	1,391,916

Commitments and contingencies (Note 10)

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,430,886 shares issued and outstanding as of June 30, 2013 and December 31, 2012	46	46
Additional paid-in capital	734,997	732,140
Accumulated deficit	(24,200)	(44,326)
Accumulated other comprehensive income	567	651
	711,410	688,511
Noncontrolling interest	12,305	7,096

Total equity	723,715	695,607

Total liabilities and equity	$2,137,900	$2,087,523

The accompanying notes are an integral part of the condensed consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Revenues:
Electricity	$87,713	$81,882	$156,011	$161,225
Product	64,966	44,826	115,574	94,931
Total revenues	152,679	126,708	271,585	256,156
Cost of revenues:
Electricity	58,641	56,565	113,729	112,795
Product	43,657	31,818	80,698	66,445
Total cost of revenues	102,298	88,383	194,427	179,240
Gross margin	50,381	38,325	77,158	76,916
Operating expenses:
Research and development expenses	1,608	1,464	2,608	2,512
Selling and marketing expenses	3,777	4,570	15,286	9,406
General and administrative expenses	7,134	6,757	13,718	14,031
Write-off of unsuccessful exploration activities	-	1,151	-	1,919
Operating income	37,862	24,383	45,546	49,048
Other income (expense):
Interest income	87	336	128	724
Interest expense, net	(17,504)	(14,263)	(33,367)	(29,141)
Foreign currency translation and transaction gains (losses)	904	(1,756)	2,586	(1,742)
Income attributable to sale of tax benefits	5,783	2,589	9,315	5,106
Other non-operating income, net	29	286	1,446	122
Income before income taxes and equity in income (losses) of investees	27,161	11,575	25,654	24,117
Income tax provision	(5,780)	(3,884)	(9,827)	(9,060)
Equity in income (losses) of investees	9	(157)	9	(297)
Income from continuing operations	21,390	7,534	15,836	14,760
Discontinued operations:
Income from discontinued operations (including gain on disposal of $3,646, $0, $3,646 and $0, repectively)	4,480	1,613	5,311	2,693
Income tax provision	(363)	(425)	(614)	(706)
Total income from discontinued operations	4,117	1,188	4,697	1,987

Net income	25,507	8,722	20,533	16,747
Net income attributable to noncontrolling interest	(322)	(81)	(407)	(211)
Net income attributable to the Company's stockholders	$25,185	$8,641	$20,126	$16,536
Comprehensive income:
Net income	25,507	8,722	20,533	16,747
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains or losses in respect of derivative instruments designated for cash flow hedge	(42)	(47)	(84)	(93)
Change in unrealized gains or losses on marketable securities available-for-sale	-	10	-	(20)
Comprehensive income	25,465	8,685	20,449	16,634
Comprehensive income attributable to noncontrolling interest	(211)	(81)	(407)	(211)
Comprehensive income attributable to the Company's stockholders	$25,254	$8,604	$20,042	$16,423

Earnings per share attributable to the Company's stockholders - basic and diluted:
Income from continuing operations	$0.46	$0.16	$0.34	$0.32
Discontinued operations	0.09	0.03	0.10	0.04
Net income	$0.55	$0.19	$0.44	$0.36
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,431	45,431	45,431	45,431
Diluted	45,448	45,438	45,443	45,438
Dividend per share declared	$0.04	$0.04	$0.04	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income	Total	Interest	Equity
	(In thousands, except per share data)
Balance at December 31, 2011	45,431	$46	$725,746	$172,331	$595	$898,718	$7,926	$906,644
Stock-based compensation	-	-	3,127	-	-	3,127	-	3,127
Cash paid to noncontrolling interest	-	-	-	-	-	-	(375)	(375)
Cash dividend declared, $0.04 per share	-	-	-	(1,819)	-	(1,819)	-	(1,819)
Net income	-	-	-	16,536	-	16,536	211	16,747
Other comprehensive loss, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $57)	-	-	-	-	(93)	(93)	-	(93)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	-	-	-	-	(20)	(20)	-	(20)
Balance at June 30, 2012	45,431	$46	$728,873	$187,048	$482	$916,449	$7,762	$924,211

Balance at December 31, 2012 (As revised)	45,431	$46	$732,140	$(44,326)	$651	$688,511	$7,096	$695,607
Stock-based compensation	-	-	2,857	-	-	2,857	-	2,857
Cash paid to noncontrolling interest	-	-	-	-	-	-	(349)	(349)
Increase in noncontrolling interest due to sale of equity interest in ORTP LLC	-	-	-	-	-	-	5,151	5,151
Net income	-		-	20,126	-	20,126	407	20,533
Other comprehensive income, net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $52)	-	-	-	-	(84)	(84)	-	(84)
Balance at June 30, 2013	45,431	$46	$734,997	$(24,200)	$567	$711,410	$12,305	$723,715

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$20,533	$16,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,884	49,757
Amortization of premium from senior unsecured bonds	(153)	(154)
Accretion of asset retirement obligation	758	834
Stock-based compensation	2,857	3,127
Amortization of deferred lease income	(1,343)	(1,343)
Income attributable to sale of tax benefits, net of interest expense	(4,578)	(1,900)
Equity in (income) losses of investees	(9)	297
Mark-to-market of derivative instruments	2,370	-
Write-off of unsuccessful exploration activities	-	1,919
Loss (gain) on severance pay fund asset	(403)	364
Gain on sale of a subsidiary	(3,646)	-
Deferred income tax provision	9,634	5,256
Liability for unrecognized tax benefits	1,074	837
Deferred lease revenues	(117)	74
Other	(819)	-
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(17,748)	10,310
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,710)	(6,085)
Inventories	2,763	(5,578)
Prepaid expenses and other	(4,173)	(5,795)
Deposits and other	(2,840)	(3,560)
Accounts payable and accrued expenses	(8,827)	14,901
Due from/to related entities, net	(46)	(42)
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,438)	(7,832)
Liabilities for severance pay	309	310
Other long-term liabilities	(225)	(464)
Due from/to Parent	(157)	99
Net cash provided by operating activities	19,950	72,079
Cash flows from investing activities:
Marketable securities, net	-	13,280
Short-term deposit	(11)	-
Net change in restricted cash, cash equivalents and marketable securities	(8,975)	(22,271)
Cash received from sale of a subsidiary	7,699	-
Capital expenditures	(102,019)	(129,879)
Cash grant received	-	72,252
Investment in unconsolidated companies	(924)	(323)
Increase (decrease) in severance pay fund asset, net of payments made to retired employees	1,061	(87)
Net cash used in investing activities	(103,169)	(67,028)
Cash flows from financing activities:
Proceeds from long-term loans	45,000	-
Proceeds from the sale of limited liability company interest in ORTP, LLC, net of transaction costs	31,508	-
Purchase of OFC Senior Secured Notes	(11,888)	-
Proceeds from revolving credit lines with banks	1,354,761	1,083,754
Repayment of revolving credit lines with banks	(1,348,120)	(1,094,434)
Repayments of long-term debt	(18,787)	(16,987)
Cash paid to non-controlling interest	(6,990)	(7,497)
Deferred debt issuance costs	-	(1,270)
Cash dividends paid	-	(1,819)
Net cash provided by (used in) financing activities	45,484	(38,253)
Net change in cash and cash equivalents	(37,735)	(33,202)
Cash and cash equivalents at beginning of period	66,628	99,886
Cash and cash equivalents at end of period	$28,893	$66,684
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$4,063	$(13,749)
Accrued liabilities related to financing activities	$(1,347)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2013, the consolidated results of operations and comprehensive income for the three and six-month periods ended June 30, 2013 and 2012 and the consolidated cash flows for the six-month periods ended June 30, 2013 and 2012.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Revision of previously issued financial statements

The Company identified an error this quarter related to the calculation and presentation of income tax provision and the related deferred tax asset for the year ended December 31, 2012 and the three months ended March 31, 2013, which was a direct result of the deferred tax effects of the non-cash asset impairment charge recorded in the fourth quarter of 2012. The Company understated the valuation allowance against the U.S. deferred tax assets by $32.7 million and $3.1 million at December 31, 2012 and March 31, 2013, respectively. As a result, for the year ended December 31, 2012 the Company revised the valuation allowance by $32.7 million, of which $26.1 million was recorded against property, plant and equipment where the Company recognized the deferred tax effects of grants received during 2012 and the remaining $6.6 million to the income tax provision. For the three months ended March 31, 2013, the Company revised the valuation allowance by an additional $3.1 million which also increased the tax provision for the period by the same amount.

The Company assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued financial statements were not materially misstated. However, if the entire correction of the error was recorded during the second quarter of fiscal 2013, the impact would be significant to the quarter ended June 30, 2013.  In accordance with the SEC’s Staff Accounting Bulletin 108, the Company will correct these errors by revising the affected financial statements previously included in the Company’s 2012 Annual Report of Form 10-K and March 31, 2013 Quarterly Report of Form 10-Q.

This revision had no impact on the Company’s revenues, gross margin, operating income (loss), income (loss) before taxes and equity income (loss) of investees. There was also no impact on the Company's consolidated net operating, investing or financing cash flows; however, the revisions impacted line items within the balance sheet at December 31, 2012 and March 31, 2013 and cash flows from operating activities for the year ended December 31, 2012 and the three months ended March 31, 2013. The revision impacted the Company income tax benefit (provision), net income (loss) from continuing operations, net income (loss) attributable to the Company's stockholders, comprehensive income (loss) and earnings (loss) per share (“EPS”) in the consolidated statements of operations and comprehensive income for the year ended December 31, 2012 and the three months ended March 31, 2013.

The consolidated statement of operations and comprehensive income, consolidated balance sheet, and consolidated statement of cash flows for the year ended December 31, 2012 will be revised in the Company's 2013 Annual Report on Form 10-K and for the three months ended March 31, 2013 will be revised to correct the errors described above prospectively in the quarterly report on Form 10-Q for the first quarter of 2014.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effect of the revision on the line items within the Company's consolidated balance sheet as of December 31, 2012 is as follows:

	December 31, 2012
	As reported	Adjustment	As revised
	(In thousands)
Deferred income taxes	$53,989	$(32,706)	$21,283
Property, plant and equipment, net	1,226,758	26,115	1,252,873
Total assets	2,094,114	(6,591)	2,087,523
Accumulated deficit	(37,735)	(6,591)	(44,326)
Total equity	702,198	(6,591)	695,607
Total liabilities and equity	2,094,114	(6,591)	2,087,523

The effect of the revision on the line items within the Company's consolidated statement of operations and comprehensive income for the year ended December 31, 2012 is as follows:

	Year Ended December 31, 2012

	As reported	Adjustment	As revised
	(In thousands, except per share data)

Income tax benefit (provision)	$3,500	$(6,591)	$(3,091)
Loss from continuing operations	(206,016)	(6,591)	(212,607)

Net loss	(206,016)	(6,591)	(212,607)
Net loss attributable to the Company's stockholders	$(206,430)	$(6,591)	$(213,021)
Comprehensive loss	(205,960)	(6,591)	(212,551)
Comprehensive loss attributable to the Company's stockholders	$(206,374)	$(6,591)	$(212,965)
Earnings loss per share attributable to the Company's stockholders basic and diluted:	$(4.54)	$(0.15)	$(4.69)

The effect of the revision on the line items within the Company's consolidated statement of cash flows for the year ended December 31, 2012 is as follows:

	Year Ended December 31, 2012
	As reported	Adjustment	As revised
	(In thousands)
Cash flows from operating activities:
Net loss	$(206,016)	$(6,591)	$(212,607)
Deferred income tax provision (benefit)	(11,327)	6,591	(4,736)
Net cash provided by operating activities	$89,471	$-	$89,471

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effect of the revision on the line items within our consolidated balance sheet as of March 31, 2013 is as follows:

	March 31, 2013
	As reported	Adjustment	As revised
Deferred income taxes	$52,939	$(35,758)	$17,181
Property, plant and equipment	1,207,410	26,115	1,233,525
Total assets	2,143,568	(9,643)	2,133,925
Accumulated deficit	(39,717)	(9,643)	(49,360)
Total equity	706,519	(9,643)	696,876
Total liabilities and equity	2,143,568	(9,643)	2,133,925

The effect of the revision on the line items within the Company's consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013

	As reported	Adjustment	As revised
	(In thousands, except per share data)

Income tax provision	$(1,217)	$(3,052)	$(4,269)
Loss from continuing operations	(1,897)	(3,052)	(4,949)

Net loss	(1,897)	(3,052)	(4,949)
Net loss attributable to the Company's stockholders	$(1,982)	$(3,052)	$(5,034)
Comprehensive loss:
Net loss	(1,897)	(3,052)	(4,949)
Comprehensive loss	(1,939)	(3,052)	(4,991)
Comprehensive loss attributable to the Company's stockholders	$(2,024)	$(3,052)	$(5,076)
Loss per share attributable to the Company's stockholders basic and diluted -	$(0.04)	$(0.07)	$(0.11)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effect of the revision on the line items within the Company's condensed consolidated statements of cash flows for the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013
	(In thousands)

	As reported	Adjustment	As revised
Cash flows from operating activities:
Net loss	$(1,897)	(3,052)	(4,949)
Deferred income tax provision	668	3,052	3,720
Net cash provided by operating activities	18,216	—	18,216

Other comprehensive income

For the six months ended June 30, 2013 and 2012 the Company classified $84,000 and $93,000, respectively, from other comprehensive income, of which $136,000 and $150,000, respectively, were recorded to reduce interest expense and $52,000 and $57,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended June 30, 2013 and 2012, the Company classified $42,000 and $47,000, respectively, from other comprehensive income, of which $68,000 and $76,000, respectively, were recorded to reduce interest expense and $26,000 and $29,000, respectively, were recorded against the income tax provision in the condensed consolidated statements of operations and comprehensive income.

Termination fee

On March 15, 2013, the Company finalized the agreement with Southern California Edison Company (“Southern California Edison”), by which the G1 and G3 Standard Offer #4 power purchase agreements (“PPAs”) were terminated and a termination fee of $9.0 million was recorded in the first quarter of 2013 in selling and marketing expenses. Under the agreement, the Company will continue to sell power from G2, the third plant of the Mammoth complex, under its existing PPA with Southern California Edison, with the term of the contract extended by an additional six years until early 2027.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2013 and December 31, 2012, the Company had deposits totaling $18,792,000 and $41,231,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2013 and December 31, 2012, the Company’s deposits in foreign countries amounted to approximately $18,551,000 and $33,215,000, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At June 30, 2013 and December 31, 2012, accounts receivable related to operations in foreign countries amounted to approximately $33,070,000 and $17,606,000, respectively. At June 30, 2013 and December 31, 2012, accounts receivable from the Company’s primary customers (listed below) amounted to approximately 56.7% and 45.0% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 14.9% and 14.7% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively, and 17.8% and 13.9% for the six months ended June 30, 2013 and 2012, respectively.

Southern California Edison accounted for 12.4% and 17.0% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively, and 12.1% and 18.6% for the six months ended June 30, 2013 and 2012, respectively.

Hawaii Electric Light Company accounted for 8.6% and 10.3% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively, and 8.9% and 9.9% for the six months ended June 30, 2013 and 2012, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 10.3% and 7.8% of the Company’s total revenues for the three months ended June 30, 2013 and 2012, respectively, and 9.5% and 7.6% for the six months ended June 30, 2013 and 2012, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2013

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

Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB updated accounting guidance to add new disclosure requirements for items reclassified out of accumulated other comprehensive income. Although the update does not change the current requirements for reporting net income or other comprehensive income in financial statements, it does require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes thereto, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The amendments included in this guidance are required to be applied on a retrospective basis for interim and annual periods beginning January 1, 2013. As this guidance only imposes additional disclosure requirements, its adoption did not have a material impact on the Company’s consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$8,881	$9,775
Self-manufactured assembly parts and finished products	9,025	10,894
Total	$17,906	$20,669

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Sarulla	$3,524	$2,591

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The following table sets forth certain fair value information at June 30, 2013 and December 31, 2012 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Cost or
	Amortized	Fair Value at June 30, 2013
	Cost at June 30, 2013	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$63,887	$63,887	$63,887	$-	$-
Derivatives:
Put options on oil price(1)	-	966	-	966	-
Currency forward contracts(2)	-	2,173	-	2,173	-
Swap transaction on natural gas price(3)	-	1,647	-	1,647	-
	$63,887	$68,673	$63,887	$4,786	$-

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Cost or
	Amortized
	Cost at	Fair Value at December 31, 2012
	December 31, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$54,298	$54,298	$54,298	$-	$-
Derivatives:
Put options on oil price(1)	-	1,842	-	1,842	-
Currency forward contracts(2)	-	1,675	-	1,675	-
Swap transaction on natural gas price(3)	-	2,804	-	2,804	-
Swap transaction on oil price(4)	-	336	-	336	-
	$54,298	$60,955	$54,298	$6,657	$-

(1)

This amount relates to derivatives which represent European put transactions on oil prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "electricity revenues" in the condensed consolidated statement of operations and comprehensive income.

(2)

This amount relates to derivatives which represent currency forward contracts, valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notational amounts, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "foreign currency translation and transaction gains (losses)" in the condensed consolidated statement of operations and comprehensive income.

(3)

This amount relates to derivatives which represent swap contracts on natural gas prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "electricity revenues" in the condensed consolidated statement of operations and comprehensive income.

(4)

This amount relates to derivatives which represent swap contracts on oil prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "electricity revenues" in the condensed consolidated statement of operations and comprehensive income.

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income (loss) on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
as hedging instruments		2013	2012	2013	2012
		(Dollars in thousands)		(Dollars in thousands)

Put options on oil price	Electricity revenues	$496	$-	$(432)	$-
Swap transaction on oil price	Electricity revenues	-	-	(294)	-
Swap transaction on natural gas price	Electricity revenues	2,994	-	(396)	-
Currency forward contracts gains (losses)	Foreign currency translation and transaction gains (losses)	890	(1,310)	2,925	(637)
		$4,380	$(1,310)	$1,803	$(637)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s financial assets measured at fair value (including restricted cash accounts) at June 30, 2013 and December 31, 2012 include short-term bank deposits and money market funds (which are included in cash equivalents). Those assets are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2013.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(Dollars in millions)		(Dollars in millions)
Olkaria III loan - DEG	$44.6	$48.8	$43.4	$47.4
Amatitlan loan	36.9	38.9	32.9	34.3
Senior secured notes:
Ormat Funding LLC ("OFC")	93.2	105.0	101.3	114.1
OrCal Geothermal LLC ("OrCal")	79.6	77.3	76.5	76.5
OFC 2 LLC ("OFC 2")	128.7	131.2	149.7	150.5
Senior unsecured bonds	273.1	273.2	250.8	250.9
Loans from institutional investors	24.0	27.7	23.3	27.0

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III loan - DEG	$—	$—	$44.6	$44.6
Amatitlan loan	—	—	36.9	36.9
Senior secured notes:
OFC	—	93.2	—	93.2
OrCal	—	—	79.6	79.6
OFC 2	—	—	128.7	128.7
Senior unsecured bonds	—	—	273.1	273.1
Loan from institutional investors	—	—	24.0	24.0
Other long-term debt	—	30.0	—	30.0
Revolving lines of credit	—	80.2	—	80.2
Deposits	21.1	—	—	21.1

 ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6 — STOCK-BASED COMPENSATION

The 2004 Incentive Compensation Plan

In 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and become fully exercisable one year after the grant date. Vested shares may be exercised for up to ten years from the date of grant. The shares of common stock will be issued upon exercise of options or SARs from the Company’s authorized share capital. The 2004 Incentive Plan expired in May 2012 upon adoption of the 2012 Incentive Plan, except as to share based awards outstanding on that date.

The 2012 Incentive Compensation Plan

In May 2012, the Company’s shareholders adopted the 2012 Incentive Compensation Plan (“2012 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, SARs, stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan will vest and become exercisable as follows: 25% vest 24 months after the grant date, an additional 25% vest 36 months after the grant date, and the remaining 50% vest 48 months after the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become fully exercisable one year after the grant date. Vested stock-based awards may be exercised for up to ten years from the date of grant. Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in the fair market value of the Company’s common stock from the grant date to the date of exercise. The shares of common stock will be issued upon exercise of options or SARs from the Company’s authorized share capital.

On April 3, 2013, the Company granted its Chief Financial Officer120,000 SARs under the 2012 Incentive Plan. The exercise price of each SAR is $20.54, which represented the fair market value of the Company’s common stock on the date of grant. Such SARs will expire six years from the date of grant, and will vest in equal annual installments over a period of four years from the grant date.

The fair value of each SAR on the date of grant was $5.64. The Company calculated the fair value of each SAR on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	0.57%
Expected lives (in years)	4.25
Dividend yield	0.80%
Expected volatility	35.76%
Forfeiture rate	0.00%

On June 4, 2013, the Company granted its employees 1,150,100 SARs under the 2012 Incentive Plan. The exercise price of each SAR is $23.34, which represented the fair market value of the Company’s common stock on the date of grant. Such SARs will expire six years from the date of grant, and will vest fully after four years starting from the grant date, 25% at the end of the second year, 25% at the end of the third year, and 50% at the end of the fourth year.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each SAR on the date of grant was $7.21. The Company calculated the fair value of each SAR on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	0.77%
Expected lives (in years)	4.625
Dividend yield	0.70%
Expected volatility	38.13%
Forfeiture rate	6.37%

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$3,037	$1,723	$5,754	$3,560
Other interest expense	16,166	16,199	32,009	32,667
Less — amount capitalized	(1,699)	(3,659)	(4,396)	(7,086)
	$17,504	$14,263	$33,367	$29,141

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted average number of shares used in computation of basic earnings per share	45,431	45,431	45,431	45,431
Add:
Additional shares from the assumed exercise of employee stock-based awards	17	7	12	7
Weighted average number of shares used in computation of diluted earnings per share	45,448	45,438	45,443	45,438

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 5,302,613 and 5,337,772 for the three months ended June 30, 2013 and 2012, respectively, and 5,371,661 and 5,410,278 for the six months ended June 30, 2013 and 2012, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2013:
Net revenues from external customers	$87,713	$64,966	$152,679
Intersegment revenues	-	18,821	18,821
Operating income	22,639	15,223	37,862
Segment assets at period end *	2,039,219	98,681	2,137,900
* Including unconsolidated investments	3,524	-	3,524
Three Months Ended June 30, 2012:
Net revenues from external customers	$81,882	$44,826	$126,708
Intersegment revenues	-	8,941	8,941
Operating income	16,567	7,816	24,383
Segment assets at period end *	2,204,421	89,679	2,294,100
* Including unconsolidated investments	2,438	1,345	3,783
Six Months Ended June 30, 2013:
Net revenues from external customers	$156,011	$115,574	$271,585
Intersegment revenues	-	25,402	25,402
Operating income	21,325	24,221	45,546
Segment assets at period end *	2,039,219	98,681	2,137,900
* Including unconsolidated investments	3,524	-	3,524
Six Months Ended June 30, 2012:
Net revenues from external customers	$161,225	$94,931	$256,156
Intersegment revenues	-	21,907	21,907
Operating income	31,365	17,683	49,048
Segment assets at period end *	2,204,421	89,679	2,294,100
* Including unconsolidated investments	2,438	1,345	3,783

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Operating income	$37,862	$24,383	$45,546	$49,048
Interest income	87	336	128	724
Interest expense, net	(17,504)	(14,263)	(33,367)	(29,141)
Foreign currency translation and transaction gains (losses)	904	(1,756)	2,586	(1,742)
Income attributable to sale of tax benefits	5,783	2,589	9,315	5,106
Other non-operating income, net	29	286	1,446	122
Total income, before income taxes, discontinued operations and equity in income (losses) of investees	$27,161	$11,575	$25,654	$24,117

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

The court held two hearings and on November 15, 2012, CURE’s petition was denied. Any appeal of the court's decision had to be filed by March 4, 2013, and no appeal was filed.

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

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2013 and 2012 was 21.3% and 33.6%, respectively. The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 38.3% and 37.6%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three and six months ended June 30, 2013 primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions, offset by (i) lower tax rates in Israel; and (ii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the six months ended June 30, 2013 and 2012, was $1,395,000 and $2,576,000, respectively. The effect of the tax credit and tax exemption for the three months ended June 30, 2013 and 2012, was $444,000 and $1,299,000, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At December 31, 2012, the Company had U.S. federal NOL carryforwards of approximately $267.6 million and state NOL carryforwards of approximately $193.4 available to reduce future taxable income, which expire between 2021 and 2032 for federal NOLs and between 2013 and 2032 for state NOLs. Investment tax credits in the amount of $2.0 million at December 31, 2012 are available for a 20-year period and expire between 2022 and 2024. Production tax credits (“PTCs”) in the amount of $69.0 million at December 31, 2012 are available for a 20-year period and expire between 2026 and 2032.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies were considered in determining the amount of valuation allowance. A full valuation allowance was recorded against the U.S. deferred tax assets as of December 31, 2012 and June 30, 2013, as at that point in time, it was more likely than not that the deferred tax assets will not be realized. If sufficient evidence of the Company’s ability to generate taxable income is established in the future, the Company may be required to reduce this valuation allowance, resulting in income tax benefits in its consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$7,280	$5,875
Additions based on tax positions taken in prior years	222	837
Additions based on tax positions taken in current year	852	—
Balance at end of period	$8,354	$6,712

NOTE 12 — ORTP TAX MONETIZATION TRANSACTION

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

The Class B membership units entitle the holder to 5.0% (allocation of income and loss) and 2.5% (allocation of cash) residual economic interest in ORTP. The 5.0% and 2.5% residual interest commences on achievement by JPM of a contractually stipulated return that triggers the ORTP Flip Date. The actual ORTP Flip Date is not known with certainty. This residual 5.0% and 2.5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments.

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

For the three months and six months ended June 30, 2013, the impact of the ORTP transaction was a net gain of $3.0 million and $4.1 million, respectively, on the Company’s condensed consolidated statements of operations and comprehensive income. For the three months and six months ended June 30, 2013, revenues of $4.2 million and $6.4 million, respectively, were recognized in income attributable to the sale of tax benefits and a $1.2 million and $2.3 million finance charge was recognized in interest expense, for the three months and six months ended June 30, 2013, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 13 — DISCONTINUED OPERATIONS

On May 30, 2013, the Company’s wholly owned subsidiary, Ormat Holding Corp., sold the Momotombo Power Company (“MPC”), which operates the Momotombo power plant, located in Nicaragua to a third party for $7,751,000 approximately one year before the scheduled termination of the concession arrangement with the Nicaraguan owner. The Company recorded an after-tax gain on sale of approximately $3.6 million in the three and six months ended June 30, 2013.

In conjunction with the sale, the Company’s wholly owned subsidiary, Ormat International, Inc, and the buyer signed a technical support agreement, whereby Ormat International, Inc, will provide technical consulting services, which can be terminated by either party with 60 days advance notice. The Company is of the opinion that the expected continuing cash flows from this agreement are insignificant and that there is no significant continuing involvement by the Company, including its subsidiaries, in the operations of the MPC after the sale. Therefore, the related income from operations prior to the date of the sale and the gain on the sale of the MPC have been included as discontinued operations in the condensed consolidated statements of operations and comprehensive income for all comparative periods presented.

The summarized financial information related to the discontinued operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Revenues - electricity	$2,062	$3,129	$4,866	$6,033

Income from discontinued operations before income taxes	4,480	1,613	5,311	2,693
Income tax provision	(363)	(425)	(614)	(706)

Income from discontinued operations, net of taxes	$4,117	$1,188	$4,697	$1,987

The net assets of the MPC as of May 30, 2013 were as follows:

(Dollars in thousands)

Cash and cash equivalents	$52
Accounts receivable	2,274
Prepaid expenses and other	167
Property, plant and equipment	3,935
Accounts payable and accrued expenses	(493)
Deferred income taxes	(442)
Accrued severance pay	(313)
Other liabilities	(590)

Net assets	$4,590

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 14 — SUBSEQUENT EVENTS

Cash dividend

On August 6, 2013, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.8 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 19, 2013, payable on August 29, 2013.

Olkaria III loan

On July 15, 2013 a wholly owned subsidiary of Ormat Technologies, Inc. completed the conversion of the $263.0 million outstanding loan with Overseas Private Investment Corporation (“OPIC”) from a floating rate of interest to a fixed interest rate. The conversion was completed for both tranches of the facility, which is being used to finance the Olkaria III complex in Naivasha, Kenya. The average fixed interest rate for Tranche I, which has an outstanding balance of $82.6 million and matures on December 15, 2030 and for Tranche II, which has an outstanding balance of $180.0 million and matures on June 15, 2030, was set at 6.31%.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant considerations, risks and uncertainties discussed in this quarterly report;

●	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

●	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

●	financial market conditions and the results of financing efforts;

●	the impact of fluctuations in natural gas prices on the energy price component under certain of our power purchase agreements (PPAs);

●

environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorizations;

●	construction or other project delays or cancellations;

●	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

●	the enforceability of the long-term PPAs for our power plants;

●	contract counterparty risk;

●	weather and other natural phenomena including earthquakes and other nature disasters;

●

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

●	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

●	current and future litigation;

●	our ability to successfully identify, integrate and complete acquisitions;

●	competition from other existing geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

●	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

●

the direct or indirect impact on our company’s business resulting from various forms of hostilities such as the threat or occurrence of terrorist incidents or cyber-attacks or responses to such threatened or actual incidents or attacks, including the effect on the availability of and premiums on insurance;

●	development and construction of the solar photovoltaic (Solar PV) projects may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

●

the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 and any update contained herein and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission; and

●

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

●

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

●

The Product Segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants.

Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala and Kenya, as well as recovered energy generation plants in the United States.

For the six months ended June 30, 2013, our total revenues increased by 6.0% (from $256.2 million to $271.6 million) over the corresponding period in 2012.

For the six months ended June 30, 2013, Electricity Segment revenues were $156.0 million, compared to $161.2 million for the six months ended June 30, 2012, a decrease of 3.2%, while Product Segment revenues for the six months ended June 30, 2013 were $115.6 million, compared to $94.9 million during the six months ended June 30, 2012, an increase of 21.7%.

During the six months ended June 30, 2013 and 2012, our consolidated power plants generated 2,106,951 megawatt hours (MWh) and 1,937,996 MWh, respectively.

For the six months ended June 30, 2013, our Electricity Segment represented approximately 57.4% of our total revenues, while our Product Segment represented approximately 42.6% of our total revenues. For the six months ended June 30, 2012, our Electricity Segment represented approximately 62.9% of our total revenues, while our Product Segment represented approximately 37.1% of our total revenues.

For the six months ended June 30, 2013, approximately 68.8% of our Electricity Segment revenues were derived from Power Purchas agreements (PPAs) with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

The energy rates under the PPAs in California for each of the Ormesa complex, the Heber 1 and Heber 2 power plants in the Heber complex and G2 power plant in the Mammoth complex (the California Standard Offer #4 (SO#4) PPAs), change based primarily on fluctuations in natural gas prices; and

●	The prices paid for the electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil.

We have reduced our exposure to fluctuations in the price of natural gas and oil until December 31, 2013 by entering into derivatives contracts. In the second quarter of 2013, we recorded a gain of $3.5 million in electricity revenues related to these contracts.

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

Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, we typically focus on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. We evaluate our operating power plants based on revenues and expenses, and our projects that are under development based on costs attributable to each such project. We evaluate the performance of our Product Segment based on the timely delivery of our products, gross margin, performance quality of our products, and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders.

Recent Developments

The most significant developments in our company and business since January 1, 2013 are described below:

●

On July 15, 2013 we completed the conversion of the $263.0 million in principal amount outstanding under our debt facility with Overseas Private Investment Corporation (OPIC) from a floating interest rate to a fixed interest rate. The conversion applies to both tranches of the facility, which is being used to finance the Olkaria III complex in Naivasha, Kenya. The average fixed interest rate for Tranche I, which has an outstanding balance of $82.6 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $180.0 million and matures on June 15, 2030, is 6.31%.

●

On June 3, 2013, we announced that our wholly owned subsidiary, Ormat Holding Corp., has sold its stake in the Momotombo Power Company (MPC), the operator of the Momotombo geothermal power plant in Nicaragua, to a private company for $7.8 million, approximately one year before the scheduled termination of the concession arrangement with the Nicaraguan owner. This amount represents a prepayment of the expected EBITDA of the plant through the scheduled expiration of the contract. As a result of the sale, we recorded an after-tax gain of approximately $3.6 million in the second quarter of 2013.

●

On May 2, 2013, we announced that we reached commercial operation of Plant 2 in the Olkaria III complex in Naivasha, Kenya, increasing our total worldwide generating capacity by 36 MW. The power generated in the Olkaria III complex is sold under a 20-year PPA with Kenya Power and Lighting Company Limited (KPLC). The complex generating capacity improved and it currently generates 92.4 MW, approximately 10% over the original target capacity.

●

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

●

On April 4, 2013, Sarulla Operations Ltd. (SOL) signed a Joint Operating Contract (JOC) and Energy Sales Contract (ESC) for the 330 MW Sarulla geothermal power project in Tapanuli Utara, North Sumatra in Indonesia. We designed the plant and will supply our Ormat Energy Converters (OEC) to the power plant, as a result of which we expect to recognize revenues of approximately $254.0 million related to the equipment sales over the construction period. In addition, through our subsidiary Ormat International, Inc., we hold a 12.75% equity stake in SOL, which owns and operates the Sarulla project. Other members of the consortium include Medco Energi Internasional Tbk (Medco); Itochu Corporation (Itochu); and Kyushu Electric Power Co. Inc (Kyushu).

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

●

On April 1, 2013, we began to sell geothermal power from the G3 plant in the Mammoth Complex in California to Pacific Gas & Electric (PG&E) under a new 20 year PPA for up to 14 MW. Deliveries under a separate PPA for up to 7.5 MW of geothermal power from the G1 plant in the Mammoth complex are expected to start by the end of 2013. On March 15, 2013, we finalized the agreement with Southern California Edison (SCE), by which the current G1 and G3 SO#4 PPAs were terminated and, in connection therewith, we paid a termination fee of approximately $9.0 million in the first quarter of 2013. Under the agreement, we will continue to sell power from G2, the third plant of the Mammoth complex, under its existing PPA with SCE, with the term of the contract extended by an additional six years until early 2027.

●

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

•

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In 2011, the first phase of the Environmental Protection Agency (EPA) “Tailoring Rule” took effect. The Tailoring Rule sets thresholds addressing the applicability of the permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to certain major sources of GHG emissions. Federal legislation or additional federal regulations addressing climate change are possible. In June 2013 President Barack Obama announced a new national climate action plan, directing the EPA to complete new pollution standards for both new and existing power plants. In addition, several states and regions are already addressing climate change. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of GHG emissions and aims to reduce GHG emissions to 1990 levels by 2020. On October 20, 2011 the CARB adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. In addition to California, twenty U.S. states have set GHG emissions reduction targets and two states have reduction goals. Regional initiatives, such as the Western Climate Initiative (which includes California and four Canadian provinces) and the Midwest GHG Reduction Accord (which includes six U.S. states and one Canadian province), are also being developed to reduce GHG emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted RPS, renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020 and instituted a tradable REC program. SBX1-2 is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SBX1-2 and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and selling electricity from our projects. The CPUC authorized the utilities to procure 1,299 MW through the RAM program, a procurement mechanism for renewable distributed generation projects greater than 3 MW and up to 20 MW, by holding four auctions over two years. The fourth auction closed on June 28th, 2013. We expect that in future years the additional demand for renewable energy from utilities in California, driven by the impact of the increase in California’s RPS, will outpace a possible reduction in general demand for energy (if any) due to the effect of economic conditions.

In June 2013, the Nevada state legislature passed three bills that were approved by Nevada’s Governor and are expected to support renewable energy development in the state. Senate bill (SB) No. 123 calls for the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 350 MW of electric generating capacity from renewable energy facilities. Senate bill 252 revises provisions relating to the renewable portfolio standard by removing energy efficiency, solar multipliers, and station usage from generating portfolio energy credits, and instead incorporates the station usage standard used by the U.S. Federal Regulatory Commission (FERC). The bill gradually cancels credits such as energy efficiency credits starting in 2015 and reduces them to zero by 2025. Finally, AB 239 Revised Statutes 701A.340 defines geothermal energy as renewable energy for purposes of tax abatements and makes geothermal projects eligible for partial sales and property tax abatements, with property tax abatements for 20-year duration and local sales and use tax abatements for three years.

•

Outside of the United States, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources. In addition, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7 billion dollars in sub-Saharan African over the next five years, with the aim of doubling access to power.

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

•

In the Product Segment, we expect increased competition from binary power plant equipment suppliers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to a reduction in the prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

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

•

Our foreign operations are subject to significant political, economic and financial risks, which vary by country. As of the date of this report, those risks include the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance for most of our foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•

The Energy Policy Act of 2005 authorizes the FERC to terminate, upon the request of a utility, the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this change in law to affect our existing U.S. power plants significantly, as all of our current PPAs are long-term. FERC recently granted the California investor-owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 68.8% of our Electricity revenues for the six months ended June 30, 2013 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate. In 2012, we entered into swap contracts and put transactions in an attempt to reduce our exposure to fluctuations in the prices of natural gas and oil from these PPAs until December 31, 2013.

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

Revenues attributable to our Product Segment fluctuate between periods, mainly based on our ability to receive customer orders and the status and timing of such orders. Larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate (sometimes, extensively) from period to period. Over the last twelve months, we experienced a significant increase in our Product Segment customer orders, which has increased our Product Segment backlog. We expect that our Product Segment revenues will remain robust until the end of 2013 as a result of these new orders and current backlog.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues (in thousands)				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues:
Electricity	$87,713	$81,882	$156,011	$161,225	57.4%	64.6%	57.4%	62.9%
Product	64,966	44,826	115,574	94,931	42.6	35.4	42.6	37.1
Total	$152,679	$126,708	$271,585	$256,156	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues (in thousands)				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Electricity Segment:
United States	$66,637	$64,487	$118,704	$126,731	76.0%	78.8%	76.1%	78.6%
Foreign	21,076	17,395	37,307	34,494	24.0	21.2	23.9	21.4
Total	$87,713	$81,882	$156,011	$161,225	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	$15,431	$-	$29,864	$-	23.8%	-%	25.8%	-%
Foreign	49,535	44,826	85,710	94,931	76.2	100.0	74.2	100.0
Total	$64,966	$44,826	$115,574	$94,931	100.0%	100.0%	100.0%	100.0%

For the six months ended June 30, 2013, 76.2% of our revenues attributable to our Product Segment were generated outside of the United States.

Seasonality

In the Electricity Segment we have identified that the prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices (mainly for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas & Electric in California for the Heber 1 and 2 power plants in the Heber complex, the Mammoth complex, the Ormesa complex, and the North Brawley power plant are higher in the months of June through September. As a result, we receive, and expect to continue to receive in the future, higher revenues during such months. In the winter, our power plants produce more energy principally due to the lower ambient temperature, and as a result have a favorable impact on energy revenues. However, the higher payments payable by Southern California Edison and Pacific Gas & Electric Company in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our electricity revenues are generally higher in the summer than in the winter.

 Breakdown of Cost of Revenues

 Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses (such as depreciation and amortization) salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, and insurance. In our California power plants our principal cost of revenues also includes transmission charges, scheduling charges and purchases of make-up water for use in our cooling towers. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.0% and 4.4% of Electricity Segment revenues for the six months ended June 30, 2013 and 2012, respectively.

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

Cash, Cash Equivalents, Marketable Securities and Short-Term Bank Deposit

Our cash, cash equivalents, marketable securities and a short-term bank deposit as of June 30, 2013 decreased to $31.9 million from $69.6 million as of December 31, 2012. This decrease was principally due to: (i) our use of $102.0 million to fund capital expenditures; (ii) a net change in restricted cash, cash equivalents and marketable securities of $9.0 million; (iii) repayment of $18.8 million of long-term debt; (iv) $7.0 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” below); and (v) $11.9 million of cash used to repurchase Ormat Funding LLC (OFC) Senior Secured Notes. This decrease was partially offset by: (i) additional $45.0 million of net proceeds from the disbursement from Tranche II of the OPIC Loan, as described below under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $20.0 million derived from operating activities during the six months ended June 30, 2013; (iii) $31.5 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” below); (iv) net proceeds of $6.6 million from borrowers under our revolving credit lines with commercial banks; and (v) net proceeds of $7.7 million from the sale of our interest in the Momotombo power plant. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of June 30, 2013 was $484.3 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $298.6 million (including $214.5 million of letters of credit) as of June 30, 2013.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility primarily as a result of: (i) our recent construction of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenues from our Product Segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)		(In thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$87,713	$81,882	$156,011	$161,225
Product	64,966	44,826	115,574	94,931
	152,679	126,708	271,585	256,156
Cost of revenues:
Electricity	58,641	56,565	113,729	112,795
Product	43,657	31,818	80,698	66,445
	102,298	88,383	194,427	179,240
Gross margin:
Electricity	29,072	25,317	42,282	48,430
Product	21,309	13,008	34,876	28,486
	50,381	38,325	77,158	76,916
Operating expenses:
Research and development expenses	1,608	1,464	2,608	2,512
Selling and marketing expenses	3,777	4,570	15,286	9,406
General and administrative expenses	7,134	6,757	13,718	14,031
Write-off of unsuccessful exploration activities	-	1,151	-	1,919
Operating income	37,862	24,383	45,546	49,048
Other income (expense):
Interest income	87	336	128	724
Interest expense, net	(17,504)	(14,263)	(33,367)	(29,141)
Foreign currency translation and transaction gains (losses)	904	(1,756)	2,586	(1,742)
Income attributable to sale of tax benefits	5,783	2,589	9,315	5,106
Other non-operating income, net	29	286	1,446	122
Income, before income taxes and equity in income (losses) of investees	27,161	11,575	25,654	24,117
Income tax provision	(5,780)	(3,884)	(9,827)	(9,060)
Equity in income (losses) of investees	9	(157)	9	(297)
Income from continuing operations	21,390	7,534	15,836	14,760
Discontinued operations:
Income from discontinued operations (including gain on disposal of $3,646, $0, $3,646 and $0, respectively)	4,480	1,613	5,311	2,693
Income tax provision	(363)	(425)	(614)	(706)
Total income from discontinued operations	4,117	1,188	4,697	1,987

Net income	25,507	8,722	20,533	16,747
Net income attributable to noncontrolling interest	(322)	(81)	(407)	(211)
Net income attributable to the Company's stockholders	$25,185	$8,641	$20,126	$16,536
Earnings per share attributable to the Company's stockholders - basic and diluted	$0.46	$0.16	$0.34	$0.32
Discontinued operations	0.09	0.03	0.10	0.04
Net income	$0.55	$0.19	$0.44	$0.36
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,431	45,431	45,431	45,431
Diluted	45,448	45,438	45,443	45,438

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statements of Operations Percentage Data:
Revenues:
Electricity	57.4%	64.6%	57.4%	62.9%
Product	42.6	35.4	42.6	37.1
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	66.9	69.1	72.9	70.0
Product	67.2	71.0	69.8	70.0
	67.0	69.8	71.6	70.0
Gross margin:
Electricity	33.1	30.9	27.1	30.0
Product	32.8	29.0	30.2	30.0
	33.0	30.2	28.4	30.0
Operating expenses:
Research and development expenses	1.1	1.2	1.0	1.0
Selling and marketing expenses	2.5	3.6	5.6	3.7
General and administrative expenses	4.7	5.3	5.1	5.5
Write-off of unsuccessful exploration activities	0.0	0.9	0.0	0.7
Operating income	24.8	19.2	16.8	19.1
Other income (expense):
Interest income	0.1	0.3	0.0	0.3
Interest expense, net	(11.5)	(11.3)	(12.3)	(11.4)
Foreign currency translation and transaction gains (losses)	0.6	(1.4)	1.0	(0.7)
Income attributable to sale of tax benefits	3.8	2.0	3.4	2.0
Other non-operating income, net	0.0	0.2	0.5	0.1
Income, before income taxes and equity in income (losses) of investees	17.8	9.1	9.4	9.4
Income tax provision	(3.8)	(3.1)	(3.6)	(3.5)
Equity in income (losses) of investees	0.0	(0.1)	0.0	(0.1)
Income from continuing operations	14.0	5.9	5.8	5.8
Discontinued operations:
Income from discontinued operations (including gain on disposal of $3,646, $0, $3,646 and $0, respectively)	2.9	1.3	2.0	0.8
Income tax provision	(0.2)	(0.3)	(0.2)	0.0
Total income from discontinued operations	2.7	1.0	1.7	0.8
Net income	16.7	6.9	7.6	6.5
Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.1)	(0.1)
Net income attributable to the Company's stockholders	16.5%	6.8%	7.4%	6.5%

Comparison of the Three Months Ended June 30, 2013 and the Three Months Ended June 30, 2012

Total Revenues

Total revenues for the three months ended June 30, 2013 were $152.7 million, compared to $126.7 million for the three months ended June 30, 2012, which represented a 20.5% increase. This increase was attributable to both our Product and Electricity Segments, in which revenues increased by 44.9% and 7.1%, respectively, over the corresponding period in 2012.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended June 30, 2013 were $87.7 million, compared to $81.9 million for the three months ended June 30, 2012, which represented a 7.1% increase in such revenues. This increase was primarily due to an $11.3 million increase in revenues from our Plant 2 in the Olkaria III complex, which commenced commercial operation at the beginning of May 2013, and McGinness Hills power plant, which commenced commercial operation in July 2012. This increase was partially offset by a $5.5 million decrease, resulting from lower generation mainly in Amatitlan and Mammoth and lower energy rates in Puna and Amatitlan. The generation of power in our power plants increased by 13.0% from 944,564 MWh in the three months ended June 30, 2012 to 1,066,676 MWh in the three months ended June 30, 2013 mainly due to the commercial operation of McGinness and Plant 2 in the Olkaria III complex.

Product Segment

Revenues attributable to our Product Segment for the three months ended June 30, 2013 were $65.0 million, compared to $44.8 million for the three months ended June 30, 2012, which represented a 44.9% increase. The increase in our Product Segment revenues reflects a greater progress in a number of contract this quarter that accelerated revenue recognition.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2013 was $102.3 million, compared to $88.4 million for the three months ended June 30, 2012, which represented a 15.7% increase. This increase was primarily due to the increase in cost of revenues from our Product Segment. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2013 was 67.0%, compared to 69.8% for the three months ended June 30, 2012. The decrease was attributable to both our Electricity and Product Segments.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2013 was $58.6 million, compared to $56.6 million for the three months ended June 30, 2012, which represented a 3.7% increase. This increase was primarily due to: (i) additional cost of revenues from our new plants McGinness Hills and Olkaria Plant 2, which commenced commercial operations in July 2012 and at the end of April 2013, respectively and (ii) higher costs in the Amatitlan power plant due to workover in one of the production wells. The increase was partially offset due to a decrease in depreciation in our North Brawley power plant as a result of the impairment recorded in the fourth quarter of 2012 and in our Mammoth complex, due to fully depreciating a portion of its equipment since the prior period. The cost per MWh for the three months ended June 30, 2013, decreased compared to the three months ended June 30, 2012. As a percentage of total revenues, the total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2013 was 66.9%, compared to 69.1% for the three months ended June 30, 2012..

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended June 30, 2013 was $43.7 million, compared to $31.8 million for the three months ended June 30, 2012, which represented a 37.2% increase. This increase was primarily due to the extensive work that was done during the quarter on various projects. As a percentage of total product Segment revenues, our total cost of revenues attributable to this segment for the three months ended June 30, 2013 was 67.2%, compared to 71.0% for the three months ended June 30, 2012. The decrease was mainly attributable to the increase in revenues from our Product Segment and different margins in the various sales contracts.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2013 were $1.6 million, compared to $1.5 million for the three months ended June 30, 2012. The research and development expenses are net of grants from the U.S. Department of Energy in the amount of $0.8 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, related to the Enhanced Geothermal System project.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2013 were $3.8 million, compared to $4.6 million for the three months ended June 30, 2012. Selling and marketing expenses for the three months ended June 30, 2013 constituted 2.5% of total revenues for such period, compared to 3.6% for the three months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 were $7.1 million, compared to $6.8 million for the three months ended June 30, 2012, which represented a 5.6% increase. The increase was primarily due to an increase in incentive award expenses. General and administrative expenses for the three months ended June 30, 2013 constituted 4.7% of total revenues, compared to 5.3% for the three months ended June 30, 2012.

Write-off of Unsuccessful Exploration Activities

There were no write-offs of unsuccessful exploration activities for the three months ended June 30, 2013. Write-off of unsuccessful exploration activities for the three months ended June 30, 2012 was $1.2 million. This represented the write-off of exploration costs related to several projects in Nevada, which we determined in the second quarter of 2012 would not support commercial operations.

Operating Income

Operating income for the three months ended June 30, 2013 was $37.9 million, compared to $24.4 million for the three months ended June 30, 2012. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments which resulted primarily from the increase in both our electricity and product revenues discussed above. Operating income attributable to our Electricity Segment for the three months ended June 30, 2013 was $22.6 million, compared to $16.6 million for the three months ended June 30, 2012. Operating income attributable to our Product Segment for the three months ended June 30, 2013 was $15.2 million, compared to $7.8 million for the three months ended June 30, 2012.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2013 was $17.5 million, compared to $14.3 million for the three months ended June 30, 2012. This increase was primarily due to an increase of $1.3 million in interest expense related to the sale of tax benefits and a $2.0 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the three months ended June 30, 2013 were $0.9 million, compared to losses of $1.8 million for the three months ended June 30, 2012. The increase was primarily due to gains on foreign currency forward contracts for the three months ended June 30, 2013, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction”, each below) for the three months ended June 30, 2013 was $5.8 million, compared to $2.6 million for the three months ended June 30, 2012. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $1.5 million and $4.2 million, respectively, in the three months ended June 30, 2013, compared to PTCs and taxable income or loss generated by OPC and allocated to the investors in the three months ended June 30, 2012.

Income Taxes

Income tax provision for the three months ended June 30, 2013 was $5.8 million, compared to $3.9 million for the three months ended June 30, 2012. The Company's effective tax rate for the three months ended June 30, 2013 and 2012 was 21.3% and 33.8%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three months ended June 30, 2013, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Income from Continuing Operations

Net income from continuing operations for the three months ended June 30, 2013 was $21.4 million, compared to $7.5 million for the three months ended June 30, 2012. The increase in income from continuing operations of $13.9 million was principally attributable to: (i) a $13.5 million increase in operating income; (ii) a $2.7 million increase in foreign currency translation and transaction gains; and (iii) a $3.2 million increase in income attributable to sale of tax benefits. This increase was offset partially by a $3.2 million increase in interest expense, net.

Discontinued Operations

In June 2013, Ormat Holding Corp., sold its stake in the MPC, the operator of the Momotombo geothermal power plant in Nicaragua to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the three months ended June 30, 2013. The operations of the MPC for the three months ended June 30, 2013 and 2012, have been included in discontinued operations. Discontinued operations for the three months ended June 30, 2013 and 2012, include revenues of $2.1 million and $3.1 million, respectively of MPC.

Net Income

Net income for the three months ended June 30, 2013 was $25.5 million, compared to $8.7 million for the three months ended June 30, 2012, which represents an increase of $16.8 million. The increase in net income was principally attributable to the increase in income from continuing operations in the amount of $13.9 million, as discussed above and from an after-tax gain of $3.6 million resulting from the sale of the MPC, as discussed above.

Comparison of the Six Months Ended June 30, 2013 and the Six Months Ended June 30, 2012

Total Revenues

Total revenues for the six months ended June 30, 2013 were $271.6 million, compared to $256.2 million for the six months ended June 30, 2012, which represented a 6.0% increase in total revenues. This increase was attributable to our Product Segment, in which revenues increased by 21.7%, over the corresponding period in 2012. This increase was partially offset due to a decrease in our Electricity Segment, in which revenues decreased by 3.2%, over the corresponding period in 2012.

Electricity Segment

Revenues attributable to our Electricity Segment for the six months ended June 30, 2013 were $156.0 million, compared to $161.2 million for the six months ended June 30, 2012, which represented a 3.2% decrease. This decrease was primarily due to: (i) a $11.0 million decrease resulting from the impact of low natural gas prices on the energy rates in our SO#4 PPAs in California, which at the beginning of May 2012 changed from a fixed rate to a variable rate that is subject mainly to the fluctuations in natural gas prices; (ii) a $9.5 million net decrease due to reduced generation in some of our power plants and a reduction in energy rates in our Puna and Amatitlan power plants; and (iii) a net loss of $1.1 million on derivative contracts on oil and natural gas prices, compared to a net gain of $3.8 million, over the corresponding period in 2012. This decrease was partially offset by: (i) a $20.2 million increase in revenues from our Olkaria III Plant 2, which commenced commercial operation at the end of April 2013, our McGinness Hills power plant, which commenced commercial operation in July 2012, and our Tuscarora power plant which started to receive commercial rates in the second quarter of 2012. The generation of power in our power plants increased by 8.7% from 1,937,996 MWh in the six months ended June 30, 2012 to 2,106,951 MWh in the six months ended June 30, 2013.

Product Segment

Revenues attributable to our Product Segment for the six months ended June 30, 2013 were $115.6 million, compared to $94.9 million for the six months ended June 30, 2012, which represented a 21.7% increase. The increase in our Product Segment revenues reflects the increase in new customer orders that we secured in 2012 and 2013.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2013 was $194.4 million, compared to $179.2 million for the six months ended June 30, 2012, which represented an 8.5% increase. This increase was primarily due to the increase in cost of revenues from our Product Segment. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2013 was 71.6%, compared to 70.0% for the six months ended June 30, 2012. The increase was attributable to our Electricity Segment.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2013 was $113.7 million, compared to $112.8 million for the six months ended June 30, 2012, which represented a 0.8% increase. This increase was primarily due to additional cost of revenues from the McGinness Hills power plant, which commenced commercial operations in July 2012. The increase was partially offset mainly due to a decrease in depreciation in: (i) our North Brawley power plant as a result of impairment recorded in the fourth quarter of 2012 and (ii) our Mammoth complex, due to fully depreciating a portion of its equipment in previous quarters as a result of the planned repowering and purchase of new equipment. As a percentage of total revenues, the total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2013 was 72.9%, compared to 70.0% for the six months ended June 30, 2012. This increase was attributable to the decrease in electricity revenues as discussed above.

Product Segment

Total cost of revenues attributable to our Product Segment for the six months ended June 30, 2013 was $80.7 million, compared to $66.4 million for the six months ended June 30, 2012, which represented a 21.5% increase. This increase was primarily due to the increase in revenues from our Product Segment as discussed above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to the Product segment for the six months ended June 30, 2013 was 69.8%, compared to 70.0% for the six months ended June 30, 2012.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2013 was $2.6 million, compared to $2.5 million for the six months ended June 30, 2012. The research and development expenses are net of grants from the U.S. Department of Energy in the amount of $1.1 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively, related to the Enhanced Geothermal Systems project.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2013 were $15.3 million, compared to $9.4 million for the six months ended June 30, 2012. The increase was primarily due to a one-time early termination fee in the amount of $9.0 million we paid to SCE, relating to the termination of the G1 and G3 PPAs for the Mammoth complex, as described above. Excluding the one-time termination fee, selling and marketing expenses for the six months ended June 30, 2013 constituted 4.1% of total revenues for such period, compared to 3.7% for the six months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 were $13.7 million, compared to $14.0 million for the six months ended June 30, 2012, which represented a 2.2% increase. General and administrative expenses for the six months ended June 30, 2013 constituted 5.1% of total revenues, compared to 5.5% for the six months ended June 30, 2012.

Write-off of Unsuccessful Exploration Activities

There were no write-offs of unsuccessful exploration activities for the six months ended June 30, 2013. Write-off of unsuccessful exploration activities for the six months ended June 30, 2012 was $1.9 million. This represented the write-off of exploration costs related to several projects in Nevada, which we determined in the six months ended June 30, 2012 would not support commercial operations.

Operating Income

Operating income for the six months ended June 30, 2013 was $45.5 million, compared to $49.0 million for the six months ended June 30, 2012. The decrease in operating income was principally attributable to the decrease in our electricity gross margin which was primarily associated with the decrease in electricity revenues (which contributed to lower operating income for this segment) and the one-time early termination fee included in selling and marketing expenses discussed above. This decrease was partially offset due to an increase in our product gross margin due to the increase in product revenues, as discussed above. Operating income attributable to our Electricity Segment for the six months ended June 30, 2013 was $21.3 million, compared to an operating income of $31.4 million for the six months ended June 30, 2012. Operating income attributable to our Product Segment for the six months ended June 30, 2013 was $24.2 million, compared to $17.7 million for the six months ended June 30, 2012.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2013 was $33.4 million, compared to $29.1 million for the six months ended June 30, 2012, which represented a 14.5% increase. This increase was primarily due to an increase of $2.2 million in interest expense related to the sale of tax benefits and a $2.7 million decrease related to interest capitalized to projects, partially offset due to lower interest related to our net debt.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction used to cover the Company's foreign exchange exposure, resulted in gains for the six months ended June 30, 2013 were $2.6 million, compared to losses of $1.7 million for the six months ended June 30, 2012. The increase was primarily due to gains on foreign currency forward contracts for the six months ended June 30, 2013, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction” below) for the six months ended June 30, 2013 was $9.3 million, compared to $5.1 million for the six months ended June 30, 2012. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $2.9 million and $6.4 million, respectively, in the six months ended June 30, 2013, compared to PTCs and taxable income or loss generated by OPC and allocated to the investors in the six months ended June 30, 2012.

Income Taxes

Income tax provision for the six months ended June 30, 2013 was $9.8 million, compared to $9.1 million for the six months ended June 30, 2012. The Company's effective tax rate for the six months ended June 30, 2013 and 2012 was 38.3% and 37.8%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three months ended June 30, 2013, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Income from Continuing Operations

Income from continuing operations for the six months ended June 30, 2013 was $15.8 million, compared to $14.7 million for the six months ended June 30, 2012. The increase in income from continuing operations of $1.1 million was principally attributable to: (i) a $4.2 million increase in income attributable to sale of tax benefits; and (ii) a $4.3 million increase in foreign currency translation and transaction gains; (iii) a $3.5 million decrease in operating income; and (iv) a $4.3 million increase in interest expense, net.

Discontinued Operations

In June 2013, MPC, the operator of the Momotombo geothermal power plant in Nicaragua was sold to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the six months ended June 30, 2013. The operations of the MPC for the six months ended June 30, 2013 and 2012, have been included in discontinued operations. Discontinued operations for the six months ended June 30, 2013 and 2012 include revenues of $4.9 million and $6.0 million, respectively of the MPC.

Net Income

Net income for the six months ended June 30, 2013 was $20.5 million, compared to $16.8 million for the six months ended June 30, 2012, which represents an increase of $3.7 million. The increase in net income was principally attributable to the increase in income from continuing operations in the amount of $1.1 million, as discussed above and from an after-tax gain on sale of $3.6 million resulted from the sale of the MPC, as discussed above.

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

As of June 30, 2013, we had access to: (i) $31.9 million in cash, cash equivalents and a short-term bank deposit; and (ii) $180.7 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2013 include approximately $106.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment, as well as $49.5 million for debt repayment.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. We believe that the transition to variable energy prices under the Ormesa and Mammoth PPAs and the impact of the currently low natural gas prices on the revenues under these PPAs may cause OFC to not meet the DSCR ratio requirements for making distributions, but we do not believe that there will be an event of default by OFC. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2013, the last measurement date of the covenants, the actual historical 12-months DSCR was 1.25. There were $101.3 million and $114.1 million of OFC Senior Secured Notes outstanding as of June 30, 2013 and December 31, 2012, respectively.

In February 2013, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and we recognized a gain of $0.8 million in the first six months of 2013.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. The Company is only required to measure these covenants on a semi-annual basis and as of June 30, 2013, the last measurement date of the covenants, the actual historical 12-months DSCR was 1.26. There were $76.5 million and $76.5 million of OrCal Senior Secured Notes outstanding as of June 30, 2013 and December 31, 2012, respectively.

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

Subject to the fulfillment of customary and other specified conditions precedent, the OFC 2 Senior Secured Notes may be issued in up to six distinct series associated with the phased construction (Phase I and Phase II) of the Jersey Valley, McGinness Hills and Tuscarora geothermal power plants, which are owned by the OFC 2 Issuers. The OFC 2 Senior Secured Notes will mature and the principal amount of the OFC 2 Senior Secured Notes will be payable in equal quarterly installments and in any event not later than December 31, 2034. Each series of notes will bear interest at a rate calculated based on a spread over the U.S. Treasury yield curve that will be set at least ten business days prior to the issuance of such series of notes. Interest will be payable quarterly in arrears. The DOE will guarantee payment of 80% of principal and interest on the OFC 2 Senior Secured Notes pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended. The conditions precedent to the issuance of the OFC 2 Senior Secured Notes includes certain specified conditions required by the DOE in connection with its guarantee of the OFC 2 Senior Secured Notes.

In October 2011, the OFC 2 Issuers completed the sale of $151.7 million in aggregate principal amount of 4.687% Series A Notes due December 31, 2032 (the Series A Notes). The net proceeds from the sale of the Series A Notes, after deducting transaction fees and expenses, were approximately $147.4 million, and were used to finance a portion of the construction costs of Phase I of the McGinness Hills and Tuscarora power plants and to fund certain reserves. Principal and interest on the Series A Notes are payable quarterly in arrears on the last day of March, June, September and December of each year.

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of June 30, 2013, the last measurement date of the covenants, the historical actual DSCR was 2.39 and the pro-forma 12-month DSCR was 2.03. As of June 30, 2013, there were $149.7 million of OFC 2 Senior Secured Notes outstanding.

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

Olkaria III Finance Agreement with OPIC — Limited Recourse during Construction and Non-Recourse Thereafter

In August 2012, OrPower 4, one of our wholly-owned subsidiaries, entered into a finance agreement with OPIC to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $310.0 million (the OPIC Loan) for the refinancing and financing of our Olkaria III geothermal power complex in Kenya. The finance agreement was amended in November 2012.

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

•     Tranche II in an aggregate principal amount of up to $180.0 million will be used to fund the construction and well field drilling for the expansion of the Olkaria III geothermal power complex (Plant 2). In November, 2012, an amount of $135.0 million was disbursed under this Tranche II, and in February 2013 the remaining $45.0 million was distributed under this Tranche II.

•     Tranche III is a stand-by tranche in an aggregate principal amount of up to $45.0 million, and will be made available to OrPower 4 in the event it elects, in its discretion, to construct a further expansion of the Olkaria III complex (Plant 3). Terms and conditions for Tranche III of the OPIC Loan will be agreed upon by OPIC and OrPower 4 in subsequent documentation.

On July 15, 2013 we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to into a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $82.6 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $180.0 million and matures on June 15, 2030, is 6.31%.

The applicable Tranche interest rate will be determined at the time of the actual disbursement of loan proceeds based upon, and in connection with the issuance of certificates of participation in the OPIC Loan. The payment of principal and interest on the certificates of participation is fully guaranteed by OPIC, and is backed by the full faith and credit of the U.S. government.

OrPower 4 has a right to make voluntary prepayments of all or a portion of the OPIC Loan subject to prior notice, minimum prepayment amounts, and a prepayment premium of 2.0% in the first two years after the Plant 2 commercial operation date, declining to 1% in the third year after the Plant 2 commercial operation date, and without premium thereafter, plus a redemption premium. In addition, the OPIC Loan is subject to customary mandatory prepayment in the event of certain reductions in generation capacity of the power plants, unless such reductions will not cause the projected ratio of cash flow to debt service to fall below 1.7.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $43.4 million as of June 30, 2013, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the DSCR falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I will become effective on December 15, 2014.

As of June 30, 2013, $262.6 million of the above loan was outstanding.

Amatitlan Loan — Non-Recourse

In May 2009, Ortitlan, one of our subsidiaries, entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. (TCW). The loan bears interest at a rate of 9.83%, will mature on June 15, 2016, and is payable in quarterly installments. There are various restrictive covenants under the loan, which include (i) a projected 12-month DSCR of not less than 1.2; and (ii) a long-term debt to equity ratio not to exceed 4.0 (both of which are measured quarterly). If Ortitlan fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders. In addition, subject to certain cure rights, such failure will constitute an event of default. As of June 30, 2013, the projected 12-month DSCR was 1.59 and the debt to equity ratio was 2.16, and $32.9 million of this loan was outstanding.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.97; (ii) the 12-month DSCR was 2.39; and (iii) the distribution leverage ratio was 1.89. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of June 30, 2013, letters of credit in the aggregate amount of $46.6 million remain issued and outstanding under this credit agreement.

HSBC. In May 2013, Ormat Nevada, a wholly owned subsidiary of the Company, entered into a credit agreement with HSBC Bank USA, N.A. for one year with annual renewals. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.97; (ii) the 12-month DSCR was 2.39; and (iii) the distribution leverage ratio was 1.89. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of June 30, 2013, letters of credit in the aggregate amount of $10.2 million remain issued and outstanding under this credit agreement.

Credit Agreements. We also have credit agreements with five other commercial banks for an aggregate amount of $404.3 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $265.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $139.3 million. The credit agreements mature between September 2013 and December 2014. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of June 30, 2013, loans in the total amount of $80.2 million were outstanding, and letters of credit with an aggregate stated amount of $157.7 million were issued and outstanding under these credit agreements. The $80.2 million in loans are for terms of three months or less and bear interest at a weighted average rate of 2.31%.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest at a rate of 6.50%. As of June 30, 2013, $9.3 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.00%. As of June 30, 2013, $15.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears interest at a rate of 5.75%. As of June 30, 2013, $14.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, is payable in ten semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of June 30, 2013, $15.0 million was outstanding under this loan.

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

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. Currently, $43.4 million is outstanding under the DEG Loan (out of which $29.8 million bears interest at a fixed rate).

In October 2012, OrPower 4, DEG and the other parties thereto amended and restated the DEG Loan Agreement. The amendment became effective on November 9, 2012 upon the execution by OrPower 4 of the Tranche I and Tranche II Notes under the OPIC loan and the related disbursements of the proceeds thereof under the OPIC Finance Agreement (as described above under the heading “Non-Recourse and Limited –Recourse Third-Party Debt”). The amended and restated DEG Loan Agreement provides for: (i) the prepayment in full of two loans thereunder in the total principal amount of approximately $20.5 million; (ii) the release and discharge of all collateral security previously provided by OrPower 4 to the secured parties under the DEG Loan Agreement and the substitution of our guarantee of OrPower 4’s payment and certain other performance obligations in lieu thereof; (iii) the establishment of a LIBOR floor of 1.25% in respect of one of the loans under the DEG Loan Agreement; and (iv) the elimination of most of the affirmative and negative covenants under the DEG Loan Agreement and certain other conforming provisions as a result of OrPower 4’s execution of the OPIC Finance Agreement and its obligations thereunder.

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, marketable securities and short-term bank deposits to EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30, 2013: (i) total equity was $723.1 million and the actual equity to total assets ratio was 33.85%; and (ii) the 12-month debt, net of cash, cash equivalents, marketable securities and short-term bank deposits to EBITDA ratio was 5.12. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of June 30, 2013, letters of credit in the aggregate amount of $247.9 million remained issued and outstanding, out of which $214.5 million were issued under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt” and $33.4 million were issued under non-committed lines of credit.

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

The Class B membership units entitle the holder to a 5.0% (allocation of income and loss) and 2.5% (allocation of cash) residual economic interest in ORTP. The 5.0% and 2.5% residual interest commences on achievement by JPM of a contractually stipulated return that triggers the ORTP Flip Date. The actual ORTP Flip Date is not known with certainty. This residual 5.0% and 2.5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments.

Our voting rights in ORTP are based on a capital structure that is comprised of Class A and Class B membership units. Through Ormat Nevada, we own all of the Class A membership units, which represent 75.0% of the voting rights in ORTP. JPM owns all of the Class B membership units, which represent 25.0% of the voting rights of ORTP. Other than in respect of customary protective rights, all operational decisions in ORTP are decided by the vote of a majority of the membership units. Ormat Nevada retains the controlling voting interest in ORTP both before and after the ORTP Flip Date and therefore will continue to consolidate ORTP.

For the three months and six months ended June 30, 2013, the impact of the ORTP transaction was a net gain of $3.0 million and $4.1 million, respectively, on our condensed consolidated statements of operations and comprehensive income. For the three months and six months ended June 30, 2013, revenues of $4.2 million and $6.4 million, respectively, were recognized in income attributable to the sale of tax benefits and a $1.2 million and $2.3 million finance charge was recognized in interest expense, respectively.

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $8.4 million as of June 30, 2013. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since January 1, 2011:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date
February 22, 2011	$0.05	March 15, 2011	March 24, 2011
May 4, 2011	$0.04	May 18, 2011	May 25, 2011
August 3, 2011	$0.04	August 16, 2011	August 25, 2011
May 8, 2012	$0.04	May 21, 2012	May 30, 2012
August 1, 2012	$0.04	August 14, 2012	August 23, 2012

      Historical Cash Flows

          The following table sets forth the components of our cash flows for the relevant periods indicated:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Net cash provided by operating activities	$19,950	$72,079
Net cash used in investing activities	(103,169)	(67,028)
Net cash provided by (used in) financing activities	45,484	(38,253)
Net change in cash and cash equivalents	(37,735)	(33,202)

For the Six Months Ended June 30, 2013

Net cash provided by operating activities for the six months ended June 30, 2013 was $20.0 million, compared to $72.1 million for the six months ended June 30, 2012. The net decrease of $52.1 million resulted primarily from (i) a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, net of $21.1 million in our Product Segment in the six months ended June 30, 2013, compared to $13.9 million in the six months ended June 30, 2012, as a result of timing in billing of our customers and our receipt of payments; (ii) a decrease in accounts payable and accrued expenses of $8.8 million in the six months ended June 30, 2013, compared to an increase of $14.9 million in the six months ended June 30, 2012 as a result of timing of payments to our vendors; and (iii) an increase in receivables of $17.7 million in the six months ended June 30, 2013, compared to a decrease of $10.3 million in the six months ended June 30, 2012, as a result of timing of collection from our customers. The decrease was partially offset due to the increase in net income of $7.5 million, from a net income of $16.7 million for the six months ended June 30, 2012 to $24.2 million for the six months ended June 30, 2013 as described above.

Net cash used in investing activities for the six months ended June 30, 2013 was $103.2 million, compared to $67.0 million for the six months ended June 30, 2012. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2013 were (i) capital expenditures of $102.0 million, primarily for our facilities under construction; and (ii) a net increase of $9.0 million in restricted cash, cash equivalents, and marketable securities. The decrease was partially offset due to $7.7 million cash received from the sale of our subsidiary. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2012 were: (i) capital expenditures of $129.9 million, primarily for our facilities under construction; and (ii) a net increase of $22.3 million in restricted cash, cash equivalents and marketable securities, offset by: (i) cash grant in the amount of $72.3 million received in the six months ended June 30, 2012 from the U.S. Treasury under Section 1603 of the ARRA in the second quarter of 2012 relating to the enhancement of our Puna geothermal complex and to our Jersey Valley and Tuscarora geothermal power plants; and (ii) a net decrease of $13.3 million in marketable securities.

Net cash provided by financing activities for the six months ended June 30, 2013 was $45.5 million, compared to $38.3 million used in for the six months ended June 30, 2012. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2013 were: (i) $45.0 million of net proceeds from the disbursement from Tranche II of the OPIC Loan, as described above under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $31.5 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” above); and (iii) a net increase of $6.6 million against our revolving lines of credit with commercial banks. This increase was partially offset due to: (i) $11.9 million of cash paid to repurchase our OFC Senior Secured Notes (ii) the repayment of long-term debt in the amount of $18.9 million; and (iii) $7.0 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” above). The principal factors that affected our net cash used in financing activities during the six months ended June 30, 2012 were: (i) a net decrease of $10.7 million against our revolving lines of credit with commercial banks; (ii) the repayment of long-term debt in the amount of $17.0 million; and (iii) cash paid to non-controlling interest in the amount of $7.5 million.

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

Adjusted EBITDA for the three months ended June 30, 2013 was $69.7 million, compared to $50.8 million for the three months ended June 30, 2012. Adjusted EBITDA for the six months ended June 30, 2013 was $115.5 million, compared to $102.3 million for the six months ended June 30, 2012.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net cash provided by operating activities	$1,734	$30,205	$19,950	$72,079
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	15,626	13,082	29,962	26,729
Interest income	(87)	(336)	(128)	(724)
Income tax provision	6,143	4,309	10,441	9,766
Adjustments to reconcile net income or loss to net cash provided by operating activities (excluding depreciation and amortization)	46,303	3,530	46,246	(5,575)
EBITDA	$69,719	$50,790	$106,471	$102,275
Termination fee	-	-	8,979	-
Adjusted EBITDA	$69,719	$50,790	$115,450	$102,275
Net cash used in investing activities	$(4,925)	$(4,695)	$(103,169)	$(67,028)
Net cash provided by (used in) financing activities	$(25,543)	$(43,406)	$45,484	$(38,253)

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants.

The following is an overview of projects that are fully released for construction:

Heber Solar PV Project. We are currently developing the 10 MW Heber Solar PV project located in Imperial County, California. We signed a 20-year PPA with the Imperial Irrigation District (IID). We have received the solar modules and installation is in progress. We expect to begin commercial operation by the end of 2013, subject to timely completion of the interconnection that is to be provided by IID.

Mammoth Complex. We are currently in the process of repowering the G1 plant at the Mammoth complex located in Mammoth Lakes, California, by replacing the old units of the G1 plant with new Ormat-manufactured equipment. We expect the replacement of the equipment to optimize the operation of the complex. We are in final stages of manufacturing the new equipment for the plant and expect to complete the equipment replacement by the end of 2013.

Olkaria III Plant 3. Development of the 16 MW Plant 3 of the Olkaria III complex located in Naivasha, Kenya is in process. The equipment is on its way to the site and we are continuing with the field development. We expect the project to come online in 2014.

Wild Rose Project. We are currently developing the 16 MW Wild Rose project located in Mineral County, Nevada. Field development and manufacturing of the power plant equipment was completed and construction is in process. We recently signed a 20-year PPA with the Southern California Power Public Authority at a rate of $99 per MWh. The new power plant is expected to come online by the end of 2013.

Heber 1Power Plant. We plan to enhance the Heber complex located in Imperial Valley, California, by adding new wells and replacing part of the old equipment with new equipment. We expect the enhancement to optimize the operation of the Heber complex. Completion is expected in the first half of 2014.

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

We have estimated approximately $214.0 million in capital expenditures for the projects listed above, of which we have invested approximately $114.0 million as of June 30, 2013. We expect to invest $67.0 million of such total in the remainder of 2013 and the remaining $33.0 million thereafter.

In addition, we estimate approximately $39.0 million in additional capital expenditures in 2013 to be allocated as follows: (i) $8.0 million in development of new projects; (ii) $11.0 million for maintenance capital expenditure; (iii) $14.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $6.0 million in enhancement of our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2013 will be approximately $106.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In addition, in May and July 2012, we entered into put transactions, and in October 2012, we entered into swap contracts to reduce our exposure to the price of natural gas, under these PPAs, until December 31, 2013. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact Hawaii Electric Light Company’s (HELCO) avoided costs. Likewise, in April 2012, we entered into swap contracts, and in September 2012, we entered into put transactions to reduce our exposure to the price of oil, under the 25 MW PPA of the Puna complex, until December 31, 2013.

As of June 30, 2013, 62.5% of our consolidated long-term debt bore a fixed rate and therefore was not subject to interest rate volatility risk. As of such date, 37.5% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith, and $402.1 million of our long-term debt remained subject to some floating rate risk.

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

Another market risk to which we are exposed is primarily related to potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the NIS. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Currently, we have forward contracts in place to reduce our foreign currency exposure, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2013 and December 31, 2012 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of June 30, 2013 and December 31, 2012 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	Change in the Fair Value of
	(In thousands)
NGI Price	$(370)	$(484)	$3,024	$6,097	NGI Swap
NYMEX Heating Oil Price	-	(439)	-	1,037	NYMEX HO2 Swap
ICE Brent Price	-	(122)	-	41	ICE Brent Swap
NYMEX Heating Oil Price	187	790	1,871	2,988	NYMEX HO2 Fixed Rate Put
ICE Brent Price	29	135	237	429	ICE Brent Fixed Rate Put
Foreign Currency	(94)	(5,074)	115	7,503	Foreign currency forward contracts
Interest Rate	(2,381)	(3,388)	2,489	3,557	OFC
Interest Rate	(1,408)	(1,550)	1,451	1,650	OrCal
Interest Rate	(5,565)	(5,600)	6,105	6,100	OFC 2
Interest Rate	(437)	(540)	448	560	Loan from DEG
Interest Rate	(407)	(532)	414	468	Loan from TCW
Interest Rate	(4,844)	(5,477)	4,953	5,623	Senior unsecured bonds
Interest Rate	(170)	(401)	172	99	Loan from institutional investors

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

Sierra Pacific Power Company and Nevada Power Company accounted for 14.9% and 14.7% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 17.8% and 13.9% of our total revenues for the six months ended June 30, 2013 and 2012, respectively.

Southern California Edison accounted for 12.4% and 17.0% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 12.1% and 18.6% for the six months ended June 30, 2013 and 2012, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

HELCO accounted for 8.6% and 10.3% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 8.9% and 9.9% for the six months ended June 30, 2013 and 2012, respectively.

KPLC accounted for 10.3% and 7.8% of our total revenues for the three months ended June 30, 2013 and 2012, respectively, and 9.5% and 7.6% for the six months ended June 30, 2013 and 2012, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. If we start construction of a new geothermal power plant in the U.S. by December 31, 2013, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. If we fail to meet the start of construction deadline for such a project, then the 30% credit is reduced to 10%. In lieu of the 30% tax credit (if the project qualifies), we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in the three months ended June 30, 2013 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. The owner of the power plant may not claim both the 30% tax credit and the production-based tax credit. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward. If we claim the ITC, our “tax basis” in the plant that we can recover through depreciation must be reduced by half of the ITC. If we claim the PTC, there is no reduction in the tax basis for depreciation. Companies that placed qualifying renewable energy facilities in service during 2009, 2010 or 2011 or that began construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and place them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Treasury in an amount equal to the ITC. Likewise, the tax basis for depreciation will be reduced by 50% of the cash grant received. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the second fiscal quarter of 2013.

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

Date: August 12, 2013

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

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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