Form 10-Q
period 2013-09-30
ORMAT TECHNOLOGIES, INC.
filed 2013-11-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2013, the number of outstanding shares of common stock, par value $0.001 per share, was 45,453,801.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

i

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
		As Revised
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$35,435	$66,628
Short-term bank deposit	—	3,010
Restricted cash, cash equivalents and marketable securities (all related to variable interest entities ("VIEs"))	84,197	76,537
Receivables:
Trade	60,526	55,680
Related entity	442	373
Other	24,643	8,632
Due from Parent	373	311
Inventories	20,396	20,669
Costs and estimated earnings in excess of billings on uncompleted contracts	36,201	9,613
Deferred income taxes	162	637
Prepaid expenses and other	36,724	34,144
Total current assets	299,099	276,234
Unconsolidated investments	5,419	2,591
Deposits and other	31,110	36,187
Deferred income taxes	15,966	21,283
Deferred charges	34,635	35,351
Property, plant and equipment, net ($1,310,022 and $1,188,721 related to VIEs, respectively)	1,383,353	1,252,873
Construction-in-process ($99,806 and $253,775 related to VIEs, respectively)	335,915	396,141
Deferred financing and lease costs, net	29,806	31,371
Intangible assets, net	33,032	35,492
Total assets	$2,168,335	$2,087,523
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,751	$98,001
Deferred income taxes	20,428	20,392
Billings in excess of costs and estimated earnings on uncompleted contracts	12,708	25,408
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	30,059	28,231
Other loans	18,288	11,453
Full recourse	28,875	28,649
Total current liabilities	194,109	212,134
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	286,786	312,926
Other loans	272,710	242,815
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $1,205)	250,674	250,904
Other loans	64,414	82,344
Revolving credit lines with banks	123,288	73,606
Liability associated with sale of tax benefits	65,402	51,126
Deferred lease income	64,217	66,398
Deferred income taxes	52,233	45,059
Liability for unrecognized tax benefits	8,878	7,280
Liabilities for severance pay	23,642	22,887
Asset retirement obligation	20,436	19,289
Other long-term liabilities	4,576	5,148

Total liabilities	1,431,365	1,391,916

Commitments and contingencies (Note 10)

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,453,801 shares issued and outstanding as of September 30, 2013 and December 31, 2012	46	46
Additional paid-in capital	737,125	732,140
Accumulated deficit	(13,066)	(44,326)
Accumulated other comprehensive income	527	651

	724,632	688,511
Noncontrolling interest	12,338	7,096

Total equity	736,970	695,607

Total liabilities and equity	$2,168,335	$2,087,523

The accompanying notes are an integral part of the condensed consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$88,994	$77,612	$245,005	$238,837
Product	41,755	54,685	157,329	149,616
Total revenues	130,749	132,297	402,334	388,453
Cost of revenues:
Electricity	61,356	59,924	175,085	172,785
Product	29,637	42,130	110,335	108,575
Total cost of revenues	90,993	102,054	285,420	281,360
Gross margin	39,756	30,243	116,914	107,093
Operating expenses:
Research and development expenses	838	1,436	3,446	3,948
Selling and marketing expenses	2,575	3,346	17,861	12,752
General and administrative expenses	6,546	6,132	20,264	20,163
Impairment charge	—	7,264	—	7,264
Write-off of unsuccessful exploration activities	—	—	—	1,919
Operating income	29,797	12,065	75,343	61,047
Other income (expense):
Interest income	742	280	870	1,004
Interest expense, net	(18,459)	(15,400)	(51,826)	(44,541)
Foreign currency translation and transaction gains (losses)	1,258	615	3,844	(1,127)
Income attributable to sale of tax benefits	5,027	2,311	14,342	7,417
Other non-operating income, net	137	215	1,583	344
Income before income taxes and equity in losses of investees	18,502	86	44,156	24,144
Income tax provision	(5,201)	(1,088)	(15,028)	(10,148)
Equity in losses of investees	(158)	(1,245)	(149)	(1,542)
Income (loss) from continuing operations	13,143	(2,247)	28,979	12,454
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $0, $3,646 and $0, respectively)	—	2,123	5,311	4,875
Income tax provision	—	(391)	(614)	(1,097)
Total income from discontinued operations	—	1,732	4,697	3,778

Net income (loss)	13,143	(515)	33,676	16,232
Net income attributable to noncontrolling interest	(193)	(67)	(600)	(278)
Net income (loss) attributable to the Company's stockholders	$12,950	$(582)	$33,076	$15,954
Comprehensive income (loss):
Net income (loss)	13,143	(515)	33,676	16,232
Other comprehensive income (loss), net of related taxes:
Amortization of gains or losses in respect of derivative instruments designated for cash flow hedge	(40)	(47)	(124)	(140)
Change in fair value of marketable securities available-for-sale	—	262	—	242
Comprehensive income (loss)	13,103	(300)	33,552	16,334
Comprehensive income attributable to noncontrolling interest	(193)	(67)	(600)	(278)
Comprehensive income (loss) attributable to the Company's stockholders	$12,910	$(367)	$32,952	$16,056

Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$0.29	$(0.05)	$0.62	$0.27
Discontinued operations	—	0.04	0.10	0.08
Net income (loss)	$0.29	$(0.01)	$0.72	$0.35

Diluted:
Income (loss) from continuing operations	$0.28	$(0.05)	$0.62	$0.27
Discontinued operations	—	0.04	0.10	0.08
Net income (loss)	$0.28	$(0.01)	$0.72	$0.35

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,438	45,431	45,433	45,431
Diluted	45,494	45,431	45,454	45,438
Dividend per share declared	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total	Non- controlling Interest	Total Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2011	45,431	$46	$725,746	$172,331	$595	$898,718	$7,926	$906,644
Stock-based compensation	—	—	4,837	—	—	4,837	—	4,837
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,025)	(1,025)
Cash dividend paid, $0.08 per share	—	—	—	(3,636)	—	(3,636)	—	(3,636)
Net income	—	—	—	15,954	—	15,954	278	16,232
Other comprehensive income (loss), net of related taxes:
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $88)	—	—	—	—	(140)	(140)	—	(140)
Change in fair value of marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	242	242	—	242
Balance at September 30, 2012	45,431	$46	$730,583	$184,649	$697	$915,975	$7,179	$923,154

Balance at December 31, 2012	45,431	$46	$732,140	$(44,326)	$651	$688,511	$7,096	$695,607
Stock-based compensation	—	—	4,548	—	—	4,548	—	4,548
Cash paid to noncontrolling interest	—	—	—	—	—	—	(509)	(509)
Cash dividend paid, $0.04 per share	—	—	—	(1,816)	—	(1,816)	—	(1,816)
Exercise of options by employees	23	—	437	—	—	437	—	437
Increase in noncontrolling interest due to sale of equity interest in ORTP LLC	—	—	—	—	—	—	5,151	5,151
Net income	—	—	—	33,076	—	33,076	600	33,676
Other comprehensive income, net of related taxes:
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $76)	—	—	—	—	(124)	(124)	—	(124)
Balance at September 30, 2013	45,454	$46	$737,125	$(13,066)	$527	$724,632	$12,338	$736,970

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$33,676	$16,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,911	75,812
Amortization of premium from senior unsecured bonds	(231)	(231)
Accretion of asset retirement obligation	1,147	1,264
Stock-based compensation	4,548	4,837
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(6,621)	(2,775)
Equity in losses of investees	149	442
Mark-to-market of derivative instruments	3,487	—
Write-off of unconsolidated investment	—	1,100
Write-off of unsuccessful exploration activities	—	1,919
Impairment charge	—	7,264
Loss (gain) on severance pay fund asset	(399)	332
Gain on sale of a subsidiary	(3,646)	—
Deferred income tax provision	14,235	5,894
Liability for unrecognized tax benefits	1,598	1,264
Deferred lease revenues	(167)	110
Other	(819)	—
Changes in operating assets and liabilities:
Receivables	(23,181)	(29,742)
Costs and estimated earnings in excess of billings on uncompleted contracts	(26,588)	(3,738)
Inventories	273	(5,245)
Prepaid expenses and other	(6,175)	(12,825)
Deposits and other	4,296	(5,356)
Accounts payable and accrued expenses	(21,449)	9,523
Due from/to related entities, net	(69)	(64)
Billings in excess of costs and estimated earnings on uncompleted contracts	(12,700)	(558)
Liabilities for severance pay	1,068	271
Other long-term liabilities	959	(1,396)
Due from/to Parent	(62)	64
Net cash provided by operating activities	32,226	62,384
Cash flows from investing activities:
Marketable securities, net	—	18,763
Short-term deposit	3,010	(3,008)
Net change in restricted cash, cash equivalents and marketable securities	(7,660)	(775)
Cash received from sale of a subsidiary	7,699	—
Capital expenditures	(144,637)	(186,332)
Cash grant received	14,685	119,199
Investment in unconsolidated companies	(2,467)	(1,260)
Increase (decrease) in severance pay fund asset, net of payments made to retired employees	1,172	(198)
Net cash used in investing activities	(128,198)	(53,611)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured bonds	—	1,171
Proceeds from long-term loans	45,000	—
Proceeds from exercise of options by employees	437	—
Proceeds from the sale of limited liability company interest in ORTP, LLC, net of transaction costs	31,376	—
Purchase of OFC Senior Secured Notes	(11,888)	—
Proceeds from revolving credit lines with banks	2,170,287	2,134,887
Repayment of revolving credit lines with banks	(2,120,605)	(2,161,462)
Repayments of long-term debt	(37,480)	(28,927)
Cash paid to non-controlling interest	(10,184)	(10,991)
Deferred debt issuance costs	(348)	(2,177)
Cash dividends paid	(1,816)	(3,636)
Net cash provided by (used in) financing activities	64,779	(71,135)
Net change in cash and cash equivalents	(31,193)	(62,362)
Cash and cash equivalents at beginning of period	66,628	99,886
Cash and cash equivalents at end of period	$35,435	$37,524
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$7,744	$(18,119)
Accrued liabilities related to financing activities	$(1,347)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2013, the consolidated results of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2013 and 2012 and the consolidated cash flows for the nine-month periods ended September 30, 2013 and 2012.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

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

Revision of previously issued financial statements

The Company identified an error in the second quarter of 2013 related to the calculation and presentation of income tax provision and the related deferred tax asset for the year ended December 31, 2012 and the three months ended March 31, 2013, which was a direct result of the deferred tax effects of the non-cash asset impairment charge recorded in the fourth quarter of 2012. The Company understated the valuation allowance against the U.S. deferred tax assets by $32.7 million and $3.1 million at December 31, 2012 and March 31, 2013, respectively. As a result, for the year ended December 31, 2012 the Company revised the valuation allowance by $32.7 million, of which $26.1 million was recorded against property, plant and equipment where the Company recognized the deferred tax effects of grants received during 2012 and the remaining $6.6 million to the income tax provision. For the three months ended March 31, 2013, the Company revised the valuation allowance by an additional $3.1 million which also increased the tax provision for the period by the same amount.

The Company assessed the materiality of this error in accordance with the SEC’s Staff Accounting Bulletin 99 and concluded that the previously issued financial statements were not materially misstated. However, if the entire correction of the error was recorded during the second quarter of fiscal 2013, the impact would be significant to the quarter ended June 30, 2013. In accordance with the SEC’s Staff Accounting Bulletin 108, the Company corrected these errors by revising the affected financial statements previously included in the Company’s 2012 Annual Report on Form 10-K and March 31, 2013 Quarterly Report on Form 10-Q.

This revision had no impact on the Company’s revenues, gross margin, operating income (loss), income (loss) before taxes and equity income (loss) of investees. There was also no impact on the Company’s consolidated net operating, investing or financing cash flows; however, the revisions impacted line items within the balance sheet at December 31, 2012 and March 31, 2013 and cash flows from operating activities for the year ended December 31, 2012 and the three months ended March 31, 2013. The revision impacted the Company income tax benefit (provision), net income (loss) from continuing operations, net income (loss) attributable to the Company’s stockholders, comprehensive income (loss) and earnings (loss) per share (“EPS”) in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012 and the three months ended March 31, 2013.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The consolidated statement of operations and comprehensive income (loss), consolidated balance sheet, and consolidated statement of cash flows for the year ended December 31, 2012 will be revised in the Company’s 2013 Annual Report on Form 10-K and for the three months ended March 31, 2013 will be revised to correct the errors described above prospectively in the quarterly report on Form 10-Q for the first quarter of 2014.

The effect of the revision on the line items within the Company’s consolidated balance sheet as of December 31, 2012 is as follows:

	As of December 31, 2012
	As reported	Adjustment	As revised
	(Dollars in thousands)

Deferred income taxes	$53,989	$(32,706)	$21,283
Property, plant and equipment, net	1,226,758	26,115	1,252,873
Total assets	2,094,114	(6,591)	2,087,523
Accumulated deficit	(37,735)	(6,591)	(44,326)
Total equity	702,189	(6,591)	695,607
Total liabilities and equity	2,094,114	(6,591)	2,087,523

The effect of the revision on the line items within the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2012 is as follows:

	Year Ended December 31, 2012
	As reported	Adjustment	As revised
	(Dollars in thousands, except per share data)

Income tax benefit (provision)	$3,500	$(6,591)	$(3,091)
Loss from continuing operations	(206,016)	(6,591)	(212,607)

Net loss	(206,016)	(6,591)	(212,607)
Net loss attributable to the Company's stockholders	$(206,430)	$(6,591)	$(213,021)
Comprehensive loss	(205,960)	(6,591)	(212,551)
Comprehensive loss attributable to the Company's stockholders	$(206,374)	$(6,591)	$(212,965)
Loss per share attributable to the Company's stockholders:
Basic and diluted	$(4.54)	$(0.15)	$(4.69)

The effect of the revision on the line items within the Company’s consolidated statements of cash flows for the year ended December 31, 2012 is as follows:

	Year Ended December 31, 2012
	As reported	Adjustment	As revised
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(206,016)	$(6,591)	$(212,607)
Deferred income tax provision (benefit)	(11,327)	6,591	(4,736)
Net cash provided by operating activities	$89,471	$-	$89,471

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of the revision on the line items within the Company’s consolidated balance sheet as of March 31, 2013 is as follows:

	As of March 31, 2013
	As reported	Adjustment	As revised
	(Dollars in thousands)

Deferred income taxes	$52,939	$(35,758)	$17,181
Property, plant and equipment, net	1,207,410	26,115	1,233,525
Total assets	2,143,568	(9,643)	2,133,925
Accumulated deficit	(39,717)	(9,643)	(49,360)
Total equity	706,519	(9,643)	696,876
Total liabilities and equity	2,143,568	(9,643)	2,133,925

The effect of the revision on the line items within the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013
	As reported	Adjustment	As revised
	(Dollars in thousands)

Income tax benefit (provision)	$(1,217)	$(3,052)	$(4,269)
Loss from continuing operations	(1,897)	(3,052)	(4,949)

Net loss	(1,897)	(3,052)	(4,949)
Net loss attributable to the Company's stockholders	$(1,982)	$(3,052)	$(5,034)
Comprehensive loss:
Net loss	(1,897)	(3,052)	(4,949)
Comprehensive loss	(1,939)	(3,052)	(4,991)
Comprehensive loss attributable to the Company's stockholders	$2,024	$(3,052)	$(5,076)
Loss per share attributable to the Company's stockholders:
Basic and diluted	$(0.04)	$(0.07)	$(0.11)

The effect of the revision on the line items within the Company’s consolidated statements of cash flows for the three months ended March 31, 2013 is as follows:

	Three Months Ended March 31, 2013
	As reported	Adjustment	As revised
	(Dollars in thousands)
Cash flows from operating activities:
Net loss	$(1,897)	$(3,052)	$(4,949)
Deferred income tax provision	668	3,052	3,720
Net cash provided by operating activities	$18,216	$-	$18,216

Other comprehensive income

For the nine months ended September 30, 2013 and 2012, the Company classified $124,000 and $140,000, respectively, from other comprehensive income, of which $200,000 and $228,000, respectively, were recorded to reduce interest expense and $76,000 and $88,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2013 and 2012, the Company reclassified out $40,000 and $47,000, respectively, from other comprehensive income, of which $65,000 and $76,000, respectively, were recorded to reduce interest expense and $25,000 and $29,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2013 and December 31, 2012, the Company had deposits totaling $14,065,000 and $41,231,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2013 and December 31, 2012, the Company’s deposits in foreign countries amounted to approximately $40,320,000 and $33,215,000, respectively.

At September 30, 2013 and December 31, 2012, accounts receivable related to operations in foreign countries amounted to approximately $23,272,000 and $17,606,000, respectively. At September 30, 2013 and December 31, 2012, accounts receivable from the Company’s primary customers (listed below) amounted to approximately 62.0% and 45.0% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 15.3% and 14.5% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively, and 17.0% and 14.2% for the nine months ended September 30, 2013 and 2012, respectively.

Southern California Edison accounted for 20.9% and 20.4% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively, and 14.9% and 19.2% for the nine months ended September 30, 2013 and 2012, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 13.8% and 8.8% of the Company’s total revenues for the three months ended September 30, 2013 and 2012, respectively, and 10.9% and 8.0% for the nine months ended September 30, 2013 and 2012, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2013

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

Presentation of Unrecognized Tax Benefits

In July 2013, the FASB clarified the accounting guidance on presentation of the unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit (or a portion thereof) should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for certain exceptions specified in the guidance. The exceptions include when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to reduce any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and is to be made assuming the disallowance of the tax position at the reporting date. This accounting update is effective for fiscal periods after December 15, 2013. The provision is to be applied prospectively to all unrecognized tax benefits that exist at the effective date, and can be applied retroactively. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$10,034	$9,775
Self-manufactured assembly parts and finished products	10,362	10,894
Total	$20,396	$20,669

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Sarulla	$5,419	$2,591

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia with expected generating capacity of approximately 330 megawatts (“MW”). The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract (“JOC”) and Energy Sales Contract (“ESC”) that were signed on April 4, 2013. Under the JOC, PT Pertamina Geothermal Energy (“PGE”), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years. In addition to its equity holdings in the consortium, the Company designed the Sarulla plant and will supply its Ormat Energy Converters (“OECs”) to the power plant. The supply contract has not been signed as of September 30, 2013.

The consortium has started preliminary testing and development activities at the site and signed an engineering procurement and construction agreement (“EPC”) with an unrelated third party. The project will be constructed in three phases of 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. Construction is expected to begin after the consortium obtains financing, which is expected to take approximately one year from the signing of the JOC and ESC. The first phase is scheduled to commence operation in 2016, and the remaining two phases are scheduled to be completed in stages within 18 months thereafter.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth certain fair value information at September 30, 2013 and December 31, 2012 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		Fair Value at September 30, 2013
	Cost or Amortized Cost at September 30, 2013	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$67,234	$67,234	$67,234	$—	$—
Derivatives:
Put options on oil price(1)	—	142	—	142	—
Currency forward contracts(2)	—	2,952	—	2,952	—
Swap transaction on natural gas price(3)	—	1,353	—	1,353	—
	$67,234	$71,681	$67,234	$4,447	$—

		Fair Value at December 31, 2012
	Cost or Amortized Cost at December 31, 2012	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$54,298	$54,298	$54,298	$—	$—
Derivatives:
Put options on oil price(1)	—	1,842	—	1,842	—
Currency forward contracts(2)	—	1,675	—	1,675	—
Swap transaction on natural gas price(3)	—	2,804	—	2,804	—
Swap transaction on oil price(4)	—	336	—	336	—
	$54,298	$60,955	$54,298	$6,657	$—

(1)

This amount relates to derivatives which represent European put transactions on oil prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "electricity revenues" in the condensed consolidated statement of operations and comprehensive income (loss).

(2)

This amount relates to derivatives which represent currency forward contracts, valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notational amounts, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "foreign currency translation and transaction gains (losses)" in the condensed consolidated statement of operations and comprehensive income (loss).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3)

This amount relates to derivatives which represent swap contracts on natural gas prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "electricity revenues" in the condensed consolidated statement of operations and comprehensive income (loss).

(4)

This amount relates to derivatives which represent swap contracts on oil prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within "prepaid expenses and other" in the condensed consolidated balance sheet with the corresponding gain or loss being recognized within "electricity revenues" in the condensed consolidated statement of operations and comprehensive income (loss).

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income (loss) on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
		(Dollars in thousands)		(Dollars in thousands)
Put options on oil price	Electricity revenues	$(824)	$(198)	$(1,256)	$(198)
Swap transaction on oil price	Electricity revenues	—	(3,197)	(294)	1,123
Swap transactions on natural gas price	Electricity revenues	477	(421)	81	(872)
Currency forward contracts	Foreign currency translation and transaction gains (losses)	1,970	(137)	4,895	(774)

		$1,623	$(3,953)	$3,426	$(721)

On September 3, 2013, the Company entered into NGI swap contract for notional volume of approximately 4.4 million MMbtus with a bank for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.035 per MMbtu under its PPAs with Southern California Edison. The contract did not have up-front costs. Under the term of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract has monthly settlement whereby the difference between the fixed price of $4.035 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) will be settled on a cash basis. This contract will not be designated as hedge transaction and will be marked to market with the corresponding gains or losses recognized within “electricity revenues” in the condensed consolidated statements of operations and comprehensive income (loss).

On October 17, 2013, the Company entered into NGI swap contract for notional volume of approximately 4.2 million MMbtus with a bank effective from January 1, 2014 until December 31, 2014 (see Note 15 for discussion of this contract).

On October 17, 2013, the Company entered into New York Harbor ULSD swap contract for notional volume of 275,000 barrels (“BBL”) with a bank effective from January 1, 2014 until December 31, 2014 (see Note 15 for discussion of this contract).

The Company’s financial assets measured at fair value (including restricted cash accounts) at September 30, 2013 and December 31, 2012 include short-term bank deposits and money market funds (which are included in cash equivalents). Those assets are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(Dollars in millions)		(Dollars in millions)
Olkaria III loan - DEG	$44.7	$48.8	$43.4	$47.4
Olkaria III Loan - OPIC	241.4	220.0	258.8	220.0
Amatitlan loan	35.7	38.9	32.2	34.3
Senior secured notes:
Ormat Funding LLC ("OFC")	88.5	105.0	96.2	114.1
OrCal Geothermal LLC ("OrCal")	74.8	77.3	74.0	76.5
OFC 2 LLC ("OFC 2")	121.3	131.2	146.6	150.5
Senior unsecured bonds	265.8	273.2	250.7	250.9
Loans from institutional investors	22.2	27.7	21.5	27.0

The fair value of OFC Senior Secured Notes is determined using observable market prices as these securities are traded. The fair value of other long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of estimated current borrowing rates.

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III loan - DEG	$—	$—	$44.7	$44.7
Olkaria III loan - OPIC	—	—	241.4	241.4
Amatitlan loan	—	—	35.7	35.7
Senior secured notes:
OFC	—	88.5	—	88.5
OrCal	—	—	74.8	74.8
OFC 2	—	—	121.3	121.3
Senior unsecured bonds	—	—	265.8	265.8
Loan from institutional investors	—	—	22.2	22.2
Other long-term debt	—	28.3	—	28.3
Revolving lines of credit	—	123.3	—	123.3
Deposits	21.0	—	—	21.0

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

On April 3, 2013, the Company granted its Chief Financial Officer 120,000 SARs under the 2012 Incentive Plan. The exercise price of each SAR is $20.54, which represented the fair market value of the Company’s common stock on the date of grant. Such SARs will expire six years from the date of grant, and will vest in equal annual installments over a period of four years from the grant date.

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

During the third quarter of 2013, the Company evaluated the trends in the stock-based award forfeiture rate and determined that the actual rate is 7.46%. This represents an increase of 1.09% from the estimate made a year earlier in the third quarter of 2012. As a result of the estimated forfeiture rate increase, the stock based compensation expense decreased by an immaterial amount.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$3,479	$1,580	$9,233	$5,140
Other interest expense	16,811	16,301	48,820	48,968
Less — amount capitalized	(1,831)	(2,481)	(6,227)	(9,567)
	$18,459	$15,400	$51,826	$44,541

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Weighted average number of shares used in computation of basic earnings per share	45,438	45,431	45,433	45,431
Add:
Additional shares from the assumed exercise of employee stock-based awards	56	—	21	7
Weighted average number of shares used in computation of diluted earnings per share	45,494	45,431	45,454	45,438

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 4,999,298 and 5,423,548 for the three months ended September 30, 2013 and 2012, respectively, and 5,312,238 and 5,663,796 for the nine months ended September 30, 2013 and 2012, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2013:
Net revenues from external customers	$88,994	$41,755	$130,749
Intersegment revenues	—	4,329	4,329
Operating income	20,732	9,065	29,797
Segment assets at period end *	2,048,021	120,314	2,168,335
* Including unconsolidated investments	5,419	—	5,419
Three Months Ended September 30, 2012:
Net revenues from external customers	$77,612	$54,685	$132,297
Intersegment revenues	—	11,063	11,063
Operating income	4,681	7,384	12,065
Segment assets at period end *	2,150,533	107,830	2,258,363
* Including unconsolidated investments	2,496	980	3,476

Nine Months Ended September 30, 2013:
Net revenues from external customers	$245,005	$157,329	$402,334
Intersegment revenues	—	29,731	29,731
Operating income	42,057	33,286	75,343
Segment assets at period end *	2,048,021	120,314	2,168,335
* Including unconsolidated investments	5,419	—	5,419
Nine Months Ended September 30, 2012:
Net revenues from external customers	$238,837	$149,616	$388,453
Intersegment revenues	—	32,970	32,970
Operating income	35,980	25,067	61,047
Segment assets at period end *	2,150,533	107,830	2,258,363
* Including unconsolidated investments	2,496	980	3,476

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

          Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Operating income	$29,797	$12,065	$75,343	$61,047
Interest income	742	280	870	1,004
Interest expense, net	(18,459)	(15,400)	(51,826)	(44,541)
Foreign currency translation and transaction gains (losses)	1,258	615	3,844	(1,127)
Income attributable to sale of tax benefits	5,027	2,311	14,342	7,417
Other non-operating income, net	137	215	1,583	344
Total income, before income taxes, discontinued operations and equity in losses of investees	$18,502	$86	$44,156	$24,144

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

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2013 and 2012 was 28.1% and 1265.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 34.0% and 42.0%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three and nine months ended September 30, 2013 primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions, offset by (i) lower tax rates in Israel; and (ii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the nine months ended September 30, 2013 and 2012, was $1,890,000 and $3,429,000, respectively. The effect of the tax credit and tax exemption for the three months ended September 30, 2013 and 2012, was $495,000 and $853,000, respectively.

At December 31, 2012, the Company had U.S. federal net operating loss (“NOLs”) carryforwards of approximately $267.6 million and state NOL carryforwards of approximately $193.4 available to reduce future taxable income, which expire between 2021 and 2032 for federal NOLs and between 2013 and 2032 for state NOLs. Investment tax credits in the amount of $2.0 million at December 31, 2012 are available for a 20-year period and expire between 2022 and 2024. Production tax credits (“PTCs”) in the amount of $69.0 million at December 31, 2012 are available for a 20-year period and expire between 2026 and 2032.

Realization of the deferred tax assets is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies were considered in determining the amount of valuation allowance. A full valuation allowance was recorded against the U.S. deferred tax assets as of December 31, 2012 and September 30, 2013, as at those points in time it was more likely than not that the deferred tax assets will not be realized. If sufficient evidence of the Company’s ability to generate taxable income is established in the future, the Company may be required to reduce this valuation allowance, resulting in income tax benefits in its consolidated statement of operations and comprehensive income (loss).

The Company believes that based on its plans to increase the operations outside of the U.S., the cash generated from the Company’s operations outside of the U.S. will be reinvested outside of the U.S. In addition, the Company’s U.S. sources of cash and liquidity are sufficient to meet its needs in the U.S. and, accordingly, the Company does not currently plan to repatriate the funds it has designated as being permanently invested outside the U.S. If the Company changes its plans, it may be required to accrue and pay U.S. taxes to repatriate these funds.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$7,280	$5,875
Additions based on tax positions taken in prior years	901	1,264
Additions based on tax positions taken in current year	697	—
Balance at end of period	$8,878	$7,139

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

For the three months and nine months ended September 30, 2013, the impact of the ORTP transaction was a net gain of $2.0 million and $6.1 million, respectively, on the Company’s condensed consolidated statements of operations and comprehensive income (loss). For the three months and nine months ended September 30, 2013, revenues of $3.9 million and $10.3 million, respectively, were recognized in income attributable to the sale of tax benefits and a $1.9 million and $4.2 million finance charge was recognized in interest expense, for the three months and nine months ended September 30, 2013, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — DISCONTINUED OPERATIONS

On May 30, 2013, the Company’s wholly owned subsidiary, Ormat Holding Corp., sold the Momotombo Power Company (“MPC”), which operates the Momotombo power plant located in Nicaragua, to a third party for $7,751,000 approximately one year before the scheduled termination of the concession arrangement with the Nicaraguan owner. The Company recorded an after-tax gain on sale of approximately $3.6 million in the nine months ended September 30, 2013.

In conjunction with the sale, the Company’s wholly owned subsidiary and the buyer signed a technical support agreement, whereby the subsidiary will provide technical consulting services, which can be terminated by either party with 60 days advance notice. The Company is of the opinion that the expected continuing cash flows from this agreement are insignificant and that there is no significant continuing involvement by the Company, including its subsidiaries, in the operations of the MPC after the sale. Therefore, the related income from operations prior to the date of the sale and the gain on the sale of the MPC have been included as discontinued operations in the condensed consolidated statements of operations and comprehensive income (loss) for all comparative periods presented.

The summarized financial information related to the discontinued operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Revenues - electricity	$—	$3,840	$4,866	$9,873
Cost of revenues - electricity:	—	1,542	2,869	4,565

Gross margin	—	2,298	1,997	5,308

Operating expenses:
Selling and marketing expenses	—	99	192	281
General and administrative expenses	—	76	140	152

Operating income	—	2,123	1,665	4,875

Income from discontinued operations before income taxes	—	2,123	5,311	4,875
Income tax provision	—	(391)	(614)	(1,097)

Income from discontinued operations, net of taxes	$—	$1,732	$4,697	$3,778

The net assets of the MPC as of May 30, 2013 were as follows:

(Dollars in thousands)
Cash and cash equivalents	$52
Accounts receivable	2,274
Prepaid expenses and other	167
Property, plant and equipment	3,935
Accounts payable and accrued expenses	(493)
Deferred income taxes	(442)
Accrued severance pay	(313)
Other liabilities	(590)
Net assets	$4,590

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 — CASH DIVIDEND

On August 6, 2013, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.8 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 19, 2013. Such dividend was paid on August 29, 2013.

NOTE 15 — SUBSEQUENT EVENTS

Swap contract on natural gas prices

On October 16, 2013, the Company entered into a NGI swap contract for notional volume of approximately 4.2 million MMbtus with a bank for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.103 per MMbtu under its PPAs with Southern California Edison. The contract did not have any up-front costs. Under the term of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract has monthly settlements whereby the difference between the fixed price of $4.103 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) will be settled on a cash basis. This contract will not be designated as a hedge transaction and will be marked to market with the corresponding gains or losses recognized within “electricity revenues” in the condensed consolidated statements of operations and comprehensive income (loss).

Swap contract on New York Harbor ULSD

On October 16, 2013, the Company entered into a New York Harbor ULSD swap contract for notional volume of 275,000 BBL with a bank effective from January 1, 2014 until December 31, 2014 to reduce the Company’s exposure to fluctuations in the energy rate caused by fluctuations in oil prices under the 25 MW PPA for the Puna complex. The Company entered into this contract because the swap had a high correlation with the avoided costs (which are incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others) that HELCO uses to calculate the energy rate. The contract did not have any up-front costs. Under the term of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date ($125.15 per BBL). The swap contract has monthly settlements whereby the difference between the fixed price and the monthly average market price will be settled on a cash basis. This contract will not be designated as a hedge transaction and will be marked to market with the corresponding gains or losses recognized within “electricity revenues” in the condensed consolidated statements of operations and comprehensive income (loss).

Cash dividend

On November 5, 2013, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $1.8 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 20, 2013. The dividend will be payable on December 4, 2013.

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

For the nine months ended September 30, 2013, our total revenues increased by 3.6% (from $388.5 million to $402.3 million) over the corresponding period in 2012.

For the nine months ended September 30, 2013, Electricity Segment revenues were $245.0 million, compared to $238.8 million for the nine months ended September 30, 2012, an increase of 2.6%, and Product Segment revenues for the nine months ended September 30, 2013 were $157.3 million, compared to $149.6 million during the nine months ended September 30, 2012, an increase of 5.2%.

During the nine months ended September 30, 2013 and 2012, our consolidated power plants generated 3,092,482 megawatt hours (MWh) and 2,876,158 MWh, respectively, an increase of 7.5%.

For the nine months ended September 30, 2013, our Electricity Segment represented approximately 60.9% of our total revenues, while our Product Segment represented approximately 39.1% of our total revenues. For the nine months ended September 30, 2012, our Electricity Segment represented approximately 61.5% of our total revenues, while our Product Segment represented approximately 38.5% of our total revenues.

For the nine months ended September 30, 2013, approximately 66.0% of our Electricity Segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

We have reduced our exposure to fluctuations in the price of natural gas and oil until December 31, 2014 by entering into derivatives contracts. In the third quarter of 2013, we recorded a loss of $0.3 million in electricity revenues related to these contracts.

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

Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, we typically focus on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. We evaluate our operating power plants based on revenues and expenses, and our projects that are under development based on costs attributable to each such project. We evaluate the performance of our Product Segment based on the timely delivery of our products, performance quality of our products, revenues and expenses and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders.

Recent Developments

The most significant developments in our company and business since January 1, 2013 are described below:

●

On October 8, 2013, we announced that we entered into an agreement for the development of the Hu'u Dompu greenfield geothermal project in Indonesia. We will develop the project through the project company Pacific Geo Energy (PAGE), in which Ormat will hold 90% and the remaining 10% will be held by the current holders of PAGE. The Hu'u Dompu project is located in West Nusa Tenggara Province on Indonesia's Sumbawa Island, and may be developed for up to 60 megawatts (MW) in three phases over the next six years.

●

On September 26, 2013, we entered into a Joint Development Agreement with eBay Inc. for the development of a five-megawatt REG power plant to be constructed in Utah. The Joint Development Agreement allows eBay and us to begin preliminary development work to supply cleaner electricity to eBay's new Salt Lake City-based data center while entering into negotiations for a 20-year term contract.

●

On September 6, 2013, we announced that we entered into a 10-year PPA with Southern California Public Power Authority (SCPPA) to deliver electricity from our Heber 1 geothermal power plant at the Heber complex in Imperial Valley, California beginning December 16, 2015. The current PPA with Southern California Edison will expire December 15, 2015. With an expected net generating capacity of 46 MW, we expect to sell the power to SCPPA at an average price of approximately $85.62 per megawatt hour over the lifetime of the agreement. The new pricing is expected to increase Heber 1 revenues in 2016 by more than $7.0 million compared to expected revenues in 2013. SCPPA members that will receive power from Heber 1 are the Los Angeles Department of Water and Power (LADWP) and the Imperial Irrigation District (IID).

●

On July 15, 2013, we completed the conversion of the $263.0 million in principal amount outstanding under our debt facility with Overseas Private Investment Corporation (OPIC) from a floating interest rate to a fixed interest rate. The conversion applies to both tranches of the facility, which is being used to finance the Olkaria III complex in Naivasha, Kenya. The average fixed interest rate for Tranche I, which has an outstanding balance of $81.5 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $177.4 million and matures on June 15, 2030, is 6.31%.

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

●

On April 29, 2013, we entered into a 20-year PPA with SCPPA to deliver electricity from our Don A. Campbell (formerly Wild Rose) geothermal power plant in Mineral County, Nevada. We will sell the power to SCPPA at $99 per MWh with no annual escalation, and SCPPA will resell the power to the LADWP and Burbank Water and Power (BWP). Electricity from Don A. Campbell geothermal power plant will be transmitted to LADWP and BWP through NV Energy Inc.’s transmission system.

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

●

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

●

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

●

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

●

Outside of the United States in November 2012 United States, Brunei, and Indonesia formed the Asia-Pacific comprehensive partnership and President Obama announced the allocation of $6.0 billion for green energy development in Asia. Also, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7.0 billion in Sub-Saharan African over the next five years, with the aim of doubling access to power. The sub-Sahara Africa includes three countries (Ethiopia, Kenya and Tanzania) that have large geothermal potential as well as operating geothermal power plants. In addition, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

●

In the Electricity Segment, we expect competition from the wind and solar power generation industry to continue. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase and the amount of renewable energy under contract may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that base load electricity, such as geothermal-based energy, will continue to be a leading source of renewable energy in areas with commercially viable geothermal resource. In the geothermal industry, we are experiencing a notable decrease in competition, specifically in the acquisition of geothermal leases. The reduced level of competition has contributed to a decrease in lease costs.

●

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

●

North America is the largest and most developed natural gas market in the world. As recently as five years ago, the region was considered to be short on supply, with an expected need to import significant volumes of liquefied natural gas (LNG) from the international gas market to balance supply with expected demand. The rise of shale gas production over the last four years has significantly changed the natural gas market landscape in North America. The unexpected growth in supply at increasingly lower costs has come at a time when the U.S. economy has been facing constrained demand growth for natural gas. The current natural gas price level has led some producers to shut-in wells and reduce output, which in turn may increase natural gas prices. Among other things, the natural gas supply growth has led to an increased interest in exporting natural gas from the U.S. in the form of LNG. Various natural gas companies and other project sponsors have recently applied and, in some cases, already received an export license to export LNG to countries with which the U.S. has a free trade agreement providing comity in trading natural gas (FTA-nations) and to other non-FTA nations. At the same time, environmentalists, regulators, natural gas companies and the public have been focusing more attention on the potential environmental impacts associated with natural gas fracking, including possible chemical leakage, ground water contamination and other effects, which may slow development in some areas. The changing natural gas landscape, the resulting effect on natural gas pricing (in either direction) and the corresponding implications for electric utilities and other producers of electricity in terms of planning for and choosing a source of fuel, will affect the pricing under our PPAs that have short run avoided cost (SRAC) pricing.

●

Our 25 MW PPA for the Puna complex has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA and under any other variable energy rate in PPAs that we may enter into in the future. We have entered into put and swap contracts to reduce our exposure to fluctuations in the energy rate caused by fluctuations in oil prices through December 31, 2014. Our use of derivative instruments for this purpose has increased, and likely will continue to increase volatility in revenues, net profit and certain other line items in our financial statements due to applicable accounting standards.

●

Our PPAs for the Ormesa complex, G2 power plant in the Mammoth complex and the Heber 1 and 2 power plants in the Heber complex were fixed until May 1, 2012. Thereafter, the energy price component under these PPAs changed from a fixed rate to a variable rate based on SRAC pricing. These PPAs may be impacted by fluctuations in natural gas prices. We have entered into swap transactions at a fixed average price of $4.0 per MMbtu in 2013 and $4.07 per MMbtu in 2014 to reduce our exposure to fluctuations in natural gas prices through December 31, 2014. Our use of derivative instruments for this purpose has increased, and likely will continue to increase volatility in revenues, net profit and certain other line items in our financial statements due to applicable accounting standards.

●

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

●

As our power plants (including their respective well fields) age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our PPAs as a result of any decrease in availability.

●

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

●

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

Revenues attributable to our Electricity Segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 66.0% of our Electricity revenues for the nine months ended September 30, 2013 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate. In 2012 and 2013 we entered into swap contracts and put transactions in an attempt to reduce our exposure to fluctuations in the prices of natural gas and oil from these PPAs until December 31, 2014.

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

Revenues attributable to our Product Segment fluctuate between periods, mainly based on our ability to receive customer orders and the status and timing of such orders. Larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate (sometimes, extensively) from period to period. We expect that our Product Segment revenues will remain robust until the end of 2013 as a result of new orders and current backlog.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues (dollars in thousands)				% of Revenues for Period Indicated
	Three Months Ended September 30, 2013		Nine Months Ended September 30,		Three Months Ended September 30, 2013		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues:
Electricity	$88,994	$77,612	$245,005	$238,837	68.1%	58.7%	60.9%	61.5%
Product	41,755	54,685	157,329	149,616	31.9	41.3	39.1	38.5
Total	$130,749	$132,297	$402,334	$388,453	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues (dollars in thousands)				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Electricity Segment:

United States	$66,073	$59,179	$184,777	$185,910	74.2%	76.2%	75.4%	77.8%
Foreign	22,921	18,433	60,228	52,927	25.8	23.8	24.6	22.2
Total	$88,994	$77,612	$245,005	$238,837	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	$13,832	$11,417	$43,696	$11,417	33.1%	20.9%	27.8%	7.6%
Foreign	27,943	43,268	113,633	138,199	66.9	79.1	72.2	92.4
Total	$41,755	$54,685	$157,329	$149,616	100.0%	100.0%	100.0%	100.0%

For the nine months ended September 30, 2013, 72.2% of our revenues attributable to our Product Segment were generated outside of the United States.

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

 Breakdown of Cost of Revenues

 Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses (such as depreciation and amortization) salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers. In our California power plants our principal cost of revenues also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.1% and 4.3% of Electricity Segment revenues for the nine months ended September 30, 2013 and 2012, respectively.

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

Cash, Cash Equivalents, Marketable Securities and Short-Term Bank Deposit

Our cash, cash equivalents, marketable securities and a short-term bank deposit as of September 30, 2013 decreased to $35.4 million from $69.6 million as of December 31, 2012. This decrease was principally due to: (i) our use of $144.6 million to fund capital expenditures; (ii) a net change in restricted cash, cash equivalents and marketable securities of $7.7 million; (iii) repayment of $37.5 million of long-term debt; (iv) $10.2 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” below); and (v) $11.9 million of cash used to repurchase Ormat Funding LLC (OFC) Senior Secured Notes. This decrease was partially offset by: (i) additional $45.0 million of net proceeds from the disbursement from Tranche II of the OPIC Loan, as described below under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $32.2 million derived from operating activities during the nine months ended September 30, 2013; (iii) $31.4 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” below); (iv) net proceeds of $49.7 million from borrowers under our revolving credit lines with commercial banks; (v) a cash grant of $14.7 million received from the U.S. Treasury under Section 1603 of the ARRA in the third quarter of 2013 relating to our Brawley geothermal power plant; and (vi) net proceeds of $7.7 million from the sale of our interest in the Momotombo power plant. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2013 was $479.6 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $334.4 million (including $207.4 million of letters of credit) as of September 30, 2013.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility primarily as a result of: (i) our recent construction or disposition of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenues from our Product Segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$88,994	$77,612	$245,005	$238,837
Product	41,755	54,685	157,329	149,616
	130,749	132,297	402,334	388,453
Cost of revenues:
Electricity	61,356	59,924	175,085	172,785
Product	29,637	42,130	110,335	108,575
	90,993	102,054	285,420	281,360
Gross margin:
Electricity	27,638	17,688	69,920	66,052
Product	12,118	12,555	46,994	41,041
	39,756	30,243	116,914	107,093
Operating expenses:
Research and development expenses	838	1,436	3,446	3,948
Selling and marketing expenses	2,575	3,346	17,861	12,752
General and administrative expenses	6,546	6,132	20,264	20,163
Impairment charge	—	7,264	—	7,264
Write-off of unsuccessful exploration activities	—	—	—	1,919
Operating income	29,797	12,065	75,343	61,047
Other income (expense):
Interest income	742	280	870	1,004
Interest expense, net	(18,459)	(15,400)	(51,826)	(44,541)
Foreign currency translation and transaction gains (losses)	1,258	615	3,844	(1,127)
Income attributable to sale of tax benefits	5,027	2,311	14,342	7,417
Other non-operating income, net	137	215	1,583	344
Income before income taxes and equity in losses of investees	18,502	86	44,156	24,144
Income tax provision	(5,201)	(1,088)	(15,028)	(10,148)
Equity in losses of investees	(158)	(1,245)	(149)	(1,542)
Income (loss) from continuing operations	13,143	(2,247)	28,979	12,454
Discontinued operations:
Income from discountinued opearations (including gain on disposal of $0, $0, $3,646 and $0, respectively)	—	2,123	5,311	4,875
Income tax provision	—	(391)	(614)	(1,097)
Total income from discontinued operations	—	1,732	4,697	3,778

Net income (loss)	13,143	(515)	33,676	16,232
Net income attributable to noncontrolling interest	(193)	(67)	(600)	(278)
Net income (loss) attributable to the Company's stockholders	$12,950	$(582)	$33,076	$15,954
Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$0.29	$(0.05)	$0.62	$0.27

Discontinued operations	—	0.04	0.10	0.08
Net income (loss)	$0.29	$(0.01)	$0.72	$0.35

Diluted:
Income (loss) from continuing operations	$0.28	$(0.05)	$0.62	$0.27
Discontinued operations	—	0.04	0.10	0.08
Net income (loss)	$0.28	$(0.01)	$0.72	$0.35

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,438	45,431	45,433	45,431
Diluted	45,494	45,431	45,454	45,438

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statements of Operations Percentage Data:
Revenues:
Electricity	68.1%	58.7%	60.9%	61.5%
Product	31.9	41.3	39.1	38.5
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	68.9	77.2	71.5	72.3
Product	71.0	77.0	70.1	72.6
	69.6	77.1	70.9	72.4
Gross margin:
Electricity	31.1	22.8	28.5	27.7
Product	29.0	23.0	29.9	27.4
	30.4	22.9	29.1	27.6
Operating expenses:
Research and development expenses	0.6	1.1	0.9	1.0
Selling and marketing expenses	2.0	2.5	4.4	3.3
General and administrative expenses	5.0	4.6	5.0	5.2
Impairment charge	0.0	5.5	0.0	1.9
Write-off of unsuccessful exploration activities	0.0	0.0	0.0	0.5
Operating income	22.8	9.1	18.7	15.7
Other income (expense):
Interest income	0.6	0.2	0.2	0.3
Interest expense, net	(14.1)	(11.6)	(12.9)	(11.5)
Foreign currency translation and transaction gains (losses)	1.0	0.5	1.0	(0.3)
Income attributable to sale of tax benefits	3.8	1.7	3.6	1.9
Other non-operating income, net	0.1	0.2	0.4	0.1
Income before income taxes and equity in losses of investees	14.2	0.1	11.0	6.2
Income tax provision	(4.0)	(0.8)	(3.7)	(2.6)
Equity in losses of investees	(0.1)	(0.9)	(0.0)	(0.4)
Income (loss) from continuing operations	10.1	(1.7)	7.2	3.2
Discontinued operations:
Income from discountinued operations (including gain on disposal of $0, $0, $3,646 and $0, respectively)	0.0	1.6	1.3	0.8
Income tax provision	0.0	(0.3)	(0.2)	0.0
Total income from discontinued operations	0.0	1.4	1.2	0.8

Net income (loss)	10.1	(0.4)	8.4	4.2
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.1)
Net income (loss) attributable to the Company's stockholders	9.9%	(0.4)%	8.2%	4.1%

Comparison of the Three Months Ended September 30, 2013 and the Three Months Ended September 30, 2012

Total Revenues

Total revenues for the three months ended September 30, 2013 were $130.7 million, compared to $132.3 million for the three months ended September 30, 2012, which represented a 1.2% decrease. This decrease was attributable to our Product Segment, in which revenues decreased by 23.6% compared to the corresponding period in 2012. The decrease was partially offset by an increase of 14.7% in revenues from our Electricity Segment over the corresponding period in 2012.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2013 were $89.0 million, compared to $77.6 million for the three months ended September 30, 2012, which represented a 14.7% increase in such revenues. This increase was primarily due to (i) a $6.4 million increase in revenues from our Plant 2 in the Olkaria III complex, which commenced commercial operation at the beginning of May 2013 and (ii) a net loss of $0.3 million on derivative contracts on oil and natural gas prices, compared to $3.7 million, over the corresponding period in 2012. This increase was partially offset by a $1.7 million decrease, resulting from lower generation and lower energy rates in the Amatitlan power plant. Lower generation in the Amatitlan resulted from a mechanical failure we had in one of the wells. Drilling of a new well was completed and will be connected to the power plant during the fourth quarter. Power generation in our power plants increased by 5.0% from 938,162 MWh in the three months ended September 30, 2012 to 985,531 MWh in the three months ended September 30, 2013 mainly due to the commercial operation of Plant 2 in the Olkaria III complex.

Product Segment

Revenues attributable to our Product Segment for the three months ended September 30, 2013 were $41.8 million, compared to $54.7 million for the three months ended September 30, 2012, which represented a 23.6% decrease. The decrease in our Product Segment revenues was primarily due to the completion of the Ngatamariki project in New Zealand during June 2013, as the majority of the Product Segment revenues in the three months ended September 30, 2012 were from the Ngatamariki project compared to nil in the three months ended September 30, 2013. The decrease was partially offset due to progress in a number of contracts this quarter.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2013 was $91.0 million, or 69.6% of total revenues, compared to $102.1 million for the three months ended September 30, 2012, or 77.1% of total revenues, which represented a 10.8% decrease. This decrease was primarily due to the decrease in cost of revenues from our Product Segment.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2013 was $61.4 million, or 68.9% of electricity revenues, compared to $59.9 million, or 77.2% of electricity revenues, for the three months ended September 30, 2012. The decrease in the cost of revenues as percentage of revenue was mainly attributable to the decrease in depreciation in our North Brawley power plant as a result of the impairment recorded in the fourth quarter of 2012 and in our Mammoth complex, due to fully depreciating a portion of its equipment since the prior period. This decrease was partially offset due to additional cost of revenues from our Plant 2 in the Olkaria III complex, which commenced commercial operation at the beginning of May 2013.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended September 30, 2013 was $29.6 million, or 71.0% of Product Segment revenues, compared to $42.1 million, or 77.0% of Product Segment revenues, for the three months ended September 30, 2012, which represented a 29.7% decrease. This decrease was primarily due to cost of revenues in the three months ended September 30, 2012 from the Ngatamariki project compared to nil in the three months ended September 30, 2013, as the project was successfully completed during the six months ended June 30, 2013, as discussed above. The decrease was partially offset by the cost related to the progress we made in a number of contracts, as discussed above. The decrease as a percentage of revenues was mainly attributable to the different margins in the various sales contracts.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2013 were $0.8 million, compared to $1.4 million for the three months ended September 30, 2012. The research and development expenses are net of grants from the U.S. Department of Energy in the amount of $0.2 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, related to the Enhanced Geothermal System project.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2013 were $2.6 million, compared to $3.3 million for the three months ended September 30, 2012. The decrease was mainly due to lower commission costs. Selling and marketing expenses for the three months ended September 30, 2013 constituted 2.0% of total revenues for such period, compared to 2.5% for the three months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2013 were $6.5 million, compared to $6.1 million for the three months ended September 30, 2012, which represented a 6.8% increase. General and administrative expenses for the three months ended September 30, 2013 constituted 5.0% of total revenues for such period, compared to 4.6% for the three months ended September 30, 2012.

Impairment Charge

There was no impairment charge for the three months ended September 30, 2013. During the three months ended September 30, 2012, OREG 4 power plant, which generates electricity using recovered heat and had a carrying value of $10.9 million, was tested for recoverability due to continued low output and was written down to its fair value of $3.6 million. The impairment loss of $7.3 million is presented in our condensed consolidated statements of operations and comprehensive income (loss) under “Impairment charge”.

We evaluate long-lived assets, including power plants, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such evaluations include estimates of future cash flows. If actual cash flows differ significantly from our current estimates, a material impairment charge may be required in the future.

Operating Income

Operating income for the three months ended September 30, 2013 was $29.8 million, compared to $12.1 million for the three months ended September 30, 2012. The increase in operating income was principally attributable to: (i) the increase in our gross margin in our Electricity Segment which resulted primarily from the increase in our electricity revenues discussed above; and (ii) an impairment charge of $7.3 million recorded in the three months ended September 30, 2012, as discussed above. Operating income attributable to our Electricity Segment for the three months ended September 30, 2013 was $20.7 million, compared to $4.7 million for the three months ended September 30, 2012. Operating income attributable to our Product Segment for the three months ended September 30, 2013 was $9.1 million, compared to $7.4 million for the three months ended September 30, 2012.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2013 was $18.5 million, compared to $15.4 million for the three months ended September 30, 2012. This increase was primarily due to an increase of $1.9 million in interest expense related to the sale of tax benefits, and a $0.7 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains

Foreign currency translation and transaction gains for the three months ended September 30, 2013 were $1.3 million, compared to $0.6 million for the three months ended September 30, 2012.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction”, each below) for the three months ended September 30, 2013 was $5.0 million, compared to $2.3 million for the three months ended September 30, 2012. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $1.1 million and $3.9 million, respectively, in the three months ended September 30, 2013, compared to PTCs and taxable income or loss generated by OPC and allocated to the investors in the three months ended September 30, 2012.

Income Taxes

Income tax provision for the three months ended September 30, 2013 was $5.2 million, compared to $1.1 million for the three months ended September 30, 2012. Our effective tax rate for the three months ended September 30, 2013 and 2012 was 28.1% and 1,265.1%, respectively. The effective tax rate differs from the statutory rate of 35% for the three months ended September 30, 2013, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Income (Loss) from Continuing Operations

Income from continuing operations for the three months ended September 30, 2013 was $13.1 million, compared to a loss of $2.2 million for the three months ended September 30, 2012. The increase in income from continuing operations of $15.3 million was principally attributable to (i) a $17.7 million increase in operating income and (ii) a $2.7 million increase in income attributable to sale of tax benefits. This increase was offset partially by a $3.1 million increase in interest expense, net, and $4.1 million increase in income tax provision.

Discontinued Operations

In June 2013, Ormat Holding Corp. sold its stake in MPC, the operator of the Momotombo geothermal power plant in Nicaragua to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the three months ended June 30, 2013. The operations of the MPC for the three months ended September 30, 2012, have been included in discontinued operations. Discontinued operations for the three months ended September 30, 2012 include revenues of $3.8 million of MPC.

Net Income (Loss)

Net income for the three months ended September 30, 2013 was $13.1 million, compared to a net loss of $0.5 million for the three months ended September 30, 2012, which represents an increase of $13.6 million. The increase was principally attributable to the increase in income from continuing operations in the amount of $15.3 million, as discussed above.

Comparison of the Nine Months Ended September 30, 2013 and the Nine Months Ended September 30, 2012

Total Revenues

Total revenues for the nine months ended September 30, 2013 were $402.3 million, compared to $388.5 million for the nine months ended September 30, 2012, which represented a 3.6% increase in total revenues. This increase was attributable to both our Product and Electricity Segments, in which revenues increased by 5.1% and 2.6%, respectively, over the corresponding period in 2012.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2013 were $245.0 million, compared to $238.8 million for the nine months ended September 30, 2012, which represented a 2.6% increase. This increase was primarily due to a $27.6 million increase in revenues from our Olkaria III Plant 2, which commenced commercial operation at the beginning of May 2013, our McGinness Hills power plant, which commenced commercial operation in July 2012, and our Tuscarora power plant which started to receive commercial rates in the second quarter of 2012. This increase was partially offset by: (i) a $11.0 million decrease resulting from the impact of low natural gas prices on the energy rates in our SO#4 PPAs in California, which at the beginning of May 2012 changed from a fixed rate to a variable rate that is subject mainly to the fluctuations in natural gas prices; (ii) a $9.0 million net decrease due to reduced generation in some of our power plants and a reduction in energy rates in our Puna and Amatitlan power plants and (iii) a net loss of $1.5 million on derivative contracts on oil and natural gas prices, compared to a net gain of $0.1 million, over the corresponding period in 2012. Power generation in our power plants increased by 7.5% from 2,876,158 MWh in the nine months ended September 30, 2012 to 3,092,482 MWh in the nine months ended September 30, 2013.

Product Segment

Revenues attributable to our Product Segment for the nine months ended September 30, 2013 were $157.3 million, compared to $149.6 million for the nine months ended September 30, 2012, which represented a 5.2% increase. The increase in our Product Segment revenues reflects the increase in new customer orders that we secured in 2012 and 2013. The increase was partially offset due to revenue in the nine months ended September 30, 2012 from the Ngatamariki project in New Zealand, compared to the nine months ended September 30, 2013.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2013 was $285.4 million, compared to $281.4 million for the nine months ended September 30, 2012, which represented a 1.4% increase. This slight increase was primarily due to the increase in cost of revenues from both our Electricity and Product Segments. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2013 was 70.9%, compared to 72.4% for the nine months ended September 30, 2012. The decrease was attributable to both our Electricity and Product Segments.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2013 was $175.1 million, compared to $172.8 million for the nine months ended September 30, 2012, which represented a 1.3% increase. This increase was primarily due to additional cost of revenues from our new plants, the Olkaria III Plant 2, which commenced commercial operation at the beginning of May 2013 and McGinness Hills power plant, which commenced commercial operations in July 2012. The increase was primarily offset by a decrease in depreciation in (i) our North Brawley power plant as a result of impairment recorded in the fourth quarter of 2012 and (ii) our Mammoth complex, due to fully depreciating a portion of its equipment in previous quarters as a result of the planned repowering and purchase of new equipment. As a percentage of total revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2013 was 71.5%, compared to 72.3% for the nine months ended September 30, 2012. This decrease was attributable to the increase in electricity revenues as discussed above.

Product Segment

Total cost of revenues attributable to our Product Segment for the nine months ended September 30, 2013 was $110.3 million, compared to $108.6 million for the nine months ended September 30, 2012, which represented a 1.6% increase. As discussed above, this increase was primarily due to the increase in revenues from our Product Segment. As discussed above, the increase was partially offset by the higher cost of revenues from the Ngatamariki project in the nine months ended September 30, 2012, which we completed in June 2013, compared to the nine months ended September 30, 2013. As a percentage of total Product Segment revenues, our total cost of revenues attributable to the Product Segment for the nine months ended September 30, 2013 was 70.1%, compared to 72.6% for the nine months ended September 30, 2012. The decrease was mainly attributable to the different margins in the various sales contracts.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2013 were $3.4 million, compared to $3.9 million for the nine months ended September 30, 2012. The research and development expenses are net of grants from the U.S. Department of Energy in the amount of $1.3 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively, related to the Enhanced Geothermal Systems project.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2013 were $17.9 million, compared to $12.8 million for the nine months ended September 30, 2012. The increase was primarily due to a one-time early termination fee in the amount of $9.0 million we paid to SCE relating to the termination of the G1 and G3 PPAs for the Mammoth complex, as described above. Excluding the one-time termination fee, selling and marketing expenses for the nine months ended September 30, 2013 constituted 2.2% of total revenues for such period, compared to 3.3% for the nine months ended September 30, 2012.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 were $20.3 million, compared to $20.2 million for the nine months ended September 30, 2012, which represented a 0.5% increase. General and administrative expenses for the nine months ended September 30, 2013 constituted 5.0% of total revenues, compared to 5.2% for the nine months ended September 30, 2012.

Impairment Charge

There was no impairment charge for the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the OREG 4 power plant, which generates electricity using recovered heat and had a carrying value of $10.9 million, was tested for recoverability due to continued low output and was written down to its fair value of $3.6 million. The impairment loss of $7.3 million is presented in our condensed consolidated statements of operations and comprehensive income (loss) under “Impairment charge”.

Write-off of Unsuccessful Exploration Activities

There were no write-offs of unsuccessful exploration activities for the nine months ended September 30, 2013. Write-off of unsuccessful exploration activities for the nine months ended September 30, 2012 was $1.9 million. This represented the write-off of exploration costs related to several projects in Nevada, which we determined would not support commercial operations.

Operating Income

Operating income for the nine months ended September 30, 2013 was $75.3 million, compared to $61.0 million for the nine months ended September 30, 2012. The increase in operating income was principally attributable to (i) the increase in both our electricity and product gross margins, which was primarily associated with the increase in both electricity and product revenues as discussed above, and (ii) an impairment charge of $7.3 million in the nine months ended September 30, 2012, as discussed above. The increase was partially offset due to the one-time early termination fee of $9.0 million included in selling and marketing expenses discussed above. Operating income attributable to our Electricity Segment for the nine months ended September 30, 2013 was $42.1 million, compared to $36.0 million for the nine months ended September 30, 2012. Operating income attributable to our Product Segment for the nine months ended September 30, 2013 was $33.3 million, compared to $25.1 million for the nine months ended September 30, 2012.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2013 was $51.8 million, compared to $44.5 million for the nine months ended September 30, 2012, which represented a 16.4% increase. This increase was primarily due to an increase of $4.2 million in interest expense related to the sale of tax benefits, and a $3.3 million decrease related to interest capitalized to project.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction used to cover our foreign exchange exposure, resulted in gains for the nine months ended September 30, 2013 of $3.8 million, compared to losses of $1.1 million for the nine months ended September 30, 2012. The increase was primarily due to gains on foreign currency forward contracts for the nine months ended September 30, 2013, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction” below) for the nine months ended September 30, 2013 was $14.3 million, compared to $7.4 million for the nine months ended September 30, 2012. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $4.0 million and $10.3 million, respectively, in the nine months ended September 30, 2013, compared to PTCs and taxable income or loss generated by OPC and allocated to the investors in the nine months ended September 30, 2012.

Income Taxes

Income tax provision for the nine months ended September 30, 2013 was $15.0 million, compared to $10.1 million for the nine months ended September 30, 2012. Our effective tax rate for the nine months ended September 30, 2013 and 2012, was 34.0% and 42.0%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the nine months ended September 30, 2013, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2013 was $29.0 million, compared to $12.5 million for the nine months ended September 30, 2012. The increase in income from continuing operations of $16.5 million was principally attributable to (i) a $6.9 million increase in income attributable to sale if tax benefits and (ii) a $4.9 million increase in foreign currency translation and transaction gains which was partially offset by a $7.3 million increase in interest expense, net, and $4.9 million increase in income tax provision.

Discontinued Operations

In June 2013, Ormat Holding Corp. sold its stake in MPC, the operator of the Momotombo geothermal power plant in Nicaragua, to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the nine months ended September 30, 2013. The operations of the MPC for the nine months ended September 30, 2013 and 2012, have been included in discontinued operations. Discontinued operations for the nine months ended September 30, 2013 and 2012 include revenues of $4.9 million and $9.9 million, respectively of the MPC.

Net Income

Net income for the nine months ended September 30, 2013 was $33.7 million, compared to $16.2 million for the nine months ended September 30, 2012, which represents an increase of $17.5 million. The increase in net income was principally attributable to the increase in income from continuing operations in the amount of $16.5 million and from an after-tax gain on sale of $3.6 million resulted from the sale of the MPC, each as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuances of notes including the issuance by OFC 2 LLC (OFC 2) of its Senior Secured Notes, project financing (including the OPIC loan, OPC and ORTP Transactions described below), and cash grants we received under the ARRA. We have utilized this cash to develop and construct power generation plants, to fund our acquisitions, and to meet our other cash and liquidity needs.

We believe that based on our plans to increase the operations outside of the U.S., the cash generated from our operations outside of the U.S. will be reinvested outside of the U.S. In addition, our U.S. sources of cash and liquidity are sufficient to meet our needs in the U.S. and, accordingly, we do not currently plan to repatriate the funds we have designated as being permanently invested outside the U.S. If we change our plans, we may be required to accrue and pay U.S. taxes to repatriate these funds.

As of September 30, 2013, we had access to (i) $35.4 million in cash, cash equivalents and (ii) $145.2 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks (including loans and letters of credit).

Our estimated capital needs for the remainder of 2013 include approximately $59.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment, as well as $30.9 million for debt repayment.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. We believe that the transition to variable energy prices under the Ormesa and Mammoth PPAs and the impact of the currently low natural gas prices on the revenues under these PPAs may cause OFC to not meet the DSCR ratio requirements for making distributions, but we do not believe that there will be an event of default by OFC. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2013, the last measurement date of the covenants, the actual historical 12-months DSCR was 1.25. There were $96.2 million and $114.1 million of OFC Senior Secured Notes outstanding as of September 30, 2013 and December 31, 2012, respectively.

In February 2013, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and we recognized a gain of $0.8 million in the first nine months of 2013.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. The Company is only required to measure these covenants on a semi-annual basis and as of June 30, 2013, the last measurement date of the covenants, the actual historical 12-months DSCR was 1.26. There were $74.0 million and $76.5 million of OrCal Senior Secured Notes outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of September 30, 2013, the last measurement date of the covenants, the historical actual DSCR was 2.20 and the pro-forma 12-month DSCR was 1.90. As of September 30, 2013, there were $146.6 million of OFC 2 Senior Secured Notes outstanding.

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

•     Tranche III is a stand-by tranche in an aggregate principal amount of up to $45.0 million, and will be made available to OrPower 4 for the construction of Plant 3 of Olkaria III complex. The final documentation of the Tranche III of the OPIC Loan is currently being negotiated by OPIC and OrPower 4.

On July 15, 2013 we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to into a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $81.5 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $177.4 million and matures on June 15, 2030, is 6.31%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $43.4 million as of September 30, 2013, has been subordinated to the OPIC Loan.

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

As of September 30, 2013, $258.8 million of the OPIC Loan was outstanding.

Amatitlan Loan — Non-Recourse

In May 2009, Ortitlan, one of our subsidiaries, entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. (TCW). The loan bears interest at a rate of 9.83%, will mature on June 15, 2016, and is payable in quarterly installments. There are various restrictive covenants under the loan, which include (i) a projected 12-month DSCR of not less than 1.2 and (ii) a long-term debt to equity ratio not to exceed 4.0 (both of which are measured quarterly). If Ortitlan fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders. In addition, subject to certain cure rights, such failure will constitute an event of default. As of September 30, 2013, the projected 12-month DSCR was 1.60 and the debt to equity ratio was 2.08, and $32.2 million of this loan was outstanding.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of September 30, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.60; (ii) the 12-month DSCR was 2.73; and (iii) the distribution leverage ratio was 1.64. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of September 30, 2013, letters of credit in the aggregate amount of $41.7 million remain issued and outstanding under this credit agreement.

HSBC. In May 2013, Ormat Nevada, a wholly owned subsidiary of the Company, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of September 30, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.60; (ii) the 12-month DSCR was 2.73; and (iii) the distribution leverage ratio was 1.64. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of September 30, 2013, letters of credit in the aggregate amount of $10.2 million remain issued and outstanding under this credit agreement.

Credit Agreements. We also have credit agreements with five other commercial banks for an aggregate amount of $404.6 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $260.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $144.6 million. The credit agreements mature between February 2014 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of September 30, 2013, loans in the total amount of $123.3 million were outstanding, and letters of credit with an aggregate stated amount of $155.5 million were issued and outstanding under these credit agreements. The $123.3 million in loans are for terms of three months or less and bear interest at a weighted average rate of 2.35%.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest at a rate of 6.50%. As of September 30, 2013, $7.5 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.00%. As of September 30, 2013, $13.3 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears interest at a rate of 5.75%. As of September 30, 2013, $14.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, is payable in ten semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of September 30, 2013, $15.0 million was outstanding under this loan.

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

In October 2012, OrPower 4, DEG and the other parties thereto amended and restated the DEG Loan Agreement. The amendment became effective on November 9, 2012 upon the execution by OrPower 4 of the Tranche I and Tranche II Notes under the OPIC loan and the related disbursements of the proceeds thereof under the OPIC Finance Agreement (as described above under the heading “Non-Recourse and Limited–Recourse Third-Party Debt”). The amended and restated DEG Loan Agreement provides for: (i) the prepayment in full of two loans thereunder in the total principal amount of approximately $20.5 million; (ii) the release and discharge of all collateral security previously provided by OrPower 4 to the secured parties under the DEG Loan Agreement and the substitution of our guarantee of OrPower 4’s payment and certain other performance obligations in lieu thereof; (iii) the establishment of a LIBOR floor of 1.25% in respect of one of the loans under the DEG Loan Agreement and (iv) the elimination of most of the affirmative and negative covenants under the DEG Loan Agreement and certain other conforming provisions as a result of OrPower 4’s execution of the OPIC Finance Agreement and its obligations thereunder.

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, marketable securities and short-term bank deposits to EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30, 2013: (i) total equity was $737.0 million and the actual equity to total assets ratio was 33.99% and (ii) the 12-month debt, net of cash, cash equivalents, marketable securities and short-term bank deposits to EBITDA ratio was 5.92. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of September 30, 2013, letters of credit in the aggregate amount of $245.1 million remained issued and outstanding, out of which $207.4 million were issued under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt” and $37.7 million were issued under non-committed lines of credit.

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

For the three months and nine months ended September 30, 2013, the impact of the ORTP transaction was a net gain of $2.0 million and $6.1 million, respectively, on our condensed consolidated statements of operations and comprehensive income (loss). For the three months and nine months ended September 30, 2013, revenues of $3.9 million and $10.3 million, respectively, were recognized in income attributable to the sale of tax benefits and a $1.9 million and $4.2 million finance charge was recognized in interest expense, respectively.

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $8.9 million as of September 30, 2013. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2013:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 8, 2012	$0.04	May 21, 2012	May 30, 2012
August 1, 2012	$0.04	August 14, 2012	August 23, 2012
August 6, 2013	$0.04	August 19, 2013	August 29, 2013
November 6, 2013	$0.04	November 20, 2013	December 4, 2013

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Net cash provided by operating activities	$32,226	$62,384
Net cash used in investing activities	(128,198)	(53,611)
Net cash provided by (used in) financing activities	64,779	(71,135)
Net change in cash and cash equivalents	(31,193)	(62,362)

For the Nine Months Ended September 30, 2013

Net cash provided by operating activities for the nine months ended September 30, 2013 was $32.2 million, compared to $62.4 million for the nine months ended September 30, 2012. The net decrease of $30.2 million resulted primarily from (i) a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, net of $39.3 million in our Product Segment in the nine months ended September 30, 2013, compared to $4.3 million in the nine months ended September 30, 2012, as a result of timing in billing of our customers; (ii) an increase in receivables of $23.2 million in the nine months ended September 30, 2013, compared to an increase of $29.7 million in the nine months ended September 30, 2012, as a result of timing of collection from our customers; and (iii) a decrease in accounts payable and accrued expenses of $21.4 million in the nine months ended September 30, 2013, compared to an increase of $9.5 million in the nine months ended September 30, 2012 as a result of timing of payments to our vendors. The decrease was partially offset due to (i) the increase in net income of $17.5 million, from a net income of $16.2 million for the nine months ended September 30, 2012 to $33.7 million for the nine months ended September 30, 2013 as described above; and (ii) an increase in deferred income tax provision of $14.2 million in the nine months ended September 30, 2013, compared to $5.9 million in the nine months ended September 30, 2012, as a result of the increase in income before income taxes.

Net cash used in investing activities for the nine months ended September 30, 2013 was $128.2 million, compared to $53.6 million for the nine months ended September 30, 2012. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2013 were (i) capital expenditures of $144.6 million, primarily for our facilities under construction and (ii) a net increase of $7.7 million in restricted cash, cash equivalents, and marketable securities, reduced by (i) cash grant of $14.7 million received from the U.S. Treasury under Section 1603 of the ARRA in the third quarter of 2013 relating to our Brawley geothermal power plant and (ii) $7.7 million cash received from the sale of our subsidiary. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2012 were  capital expenditures of $186.3 million, primarily for our facilities under construction reduced by (i) cash grants in the amount of $119.2 million received from the U.S. Treasury under Section 1603 of the ARRA in the second and third quarters of 2012 relating to the enhancement of our Puna geothermal complex and to our Jersey Valley, Tuscarora and McGinness Hills geothermal power plants and (ii) a net decrease of $18.8 million in marketable securities.

Net cash provided by financing activities for the nine months ended September 30, 2013 was $64.8 million, compared to $71.1 million used in for the nine months ended September 30, 2012. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2013 were (i) $45.0 million of net proceeds from the disbursement from Tranche II of the OPIC Loan, as described above under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $31.4 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” above) and (iii) a net increase of $49.7 million against our revolving lines of credit with commercial banks, reduced by: (i) $11.9 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $37.5 million; and (iii) $10.2 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” above). The principal factors that affected our net cash used in financing activities during the nine months ended September 30, 2012 were: (i) a net decrease of $26.6 million against our revolving lines of credit with commercial banks; (ii) the repayment of long-term debt in the amount of $28.9 million; and (iii) cash paid to non-controlling interest in the amount of $11.0 million.

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

Adjusted EBITDA for the three months ended September 30, 2013 was $60.3 million, compared to $48.2 million for the three months ended September 30, 2012. Adjusted EBITDA for the nine months ended September 30, 2013 was $175.7 million, compared to $150.5 million for the nine months ended September 30, 2012.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Net cash provided by (used in) operating activities	$12,276	$(9,695)	$32,226	$62,384
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	17,405	14,202	47,367	40,931
Interest income	(742)	(280)	(870)	(1,004)
Income tax provision	5,201	1,479	15,642	11,245
Adjustments to reconcile net income or loss to net cash provided by operating activities (excluding depreciation and amortization)	26,115	35,236	72,361	29,661
EBITDA	$60,255	$40,942	$166,726	$143,217
Termination fee	—	—	8,979	—
Impairment charge	—	7,264	—	7,264
Adjusted EBITDA	$60,255	$48,206	$175,705	$150,481
Net cash provided by (used in) investing activities	$(25,029)	$13,417	$(128,198)	$(53,611)
Net cash provided by (used in) financing activities	$19,295	$(32,882)	$64,779	$(71,135)

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants.

The following is an overview of projects that are fully released for construction:

Heber Solar PV Project. We are currently developing the 10 MW Heber Solar PV project located in Imperial County, California. We signed a 20-year PPA with the (IID). Installation of the solar modules was completed and testing has started. We expect to begin commercial operation by the end of 2013, subject to timely completion of the interconnection that is to be provided by IID.

Mammoth Complex. We are currently in the process of repowering the G1 plant at the Mammoth complex located in Mammoth Lakes, California, by replacing the old units of the G1 plant with new Ormat-manufactured equipment. We expect the replacement of the equipment to optimize the operation of the complex. We have completed manufacturing the new equipment for the plant and expect to complete the equipment replacement by the end of 2013.

Olkaria III Plant 3. Development of the 16 MW Plant 3 of the Olkaria III complex located in Naivasha, Kenya is in the final stages. We have completed the field development and started the construction on the site. We expect to commence commercial operation in the first half of 2014.

Don A. Campbell Project (formerly Wild Rose). We are currently developing the 16 MW Don Campbell project located in Mineral County, Nevada. Field development was completed and construction is in its final stage. We signed a 20-year PPA with the Southern California Power Public Authority at a rate of $99 per MWh. The new power plant is expected to come online by the end of 2013.

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

CD 4 Project. We plan to develop 30 MW of new capacity at the Mammoth complex, on land which is comprised mainly of BLM leases. We have commenced field development, and secured the required permits for continued drilling. As part of the process to secure a transmission line, we are participating in the SCE Wholesale Distribution Access Tariff Transition Cluster Generator Interconnection Process to deliver energy into the Southern California Edison system at the Casa Diablo Substation. We are not planning to invest material capital expenditures in this project in 2013.

We have estimated approximately $214.0 million in capital expenditures for the projects listed above, of which we have invested approximately $140.0 million as of September 30, 2013. We expect to invest $36.0 million of such total in the remainder of 2013 and the remaining $38.0 million thereafter.

In addition, we estimate approximately $23.0 million in additional capital expenditures in the fourth quarter of 2013 to be allocated as follows: (i) $3.0 million in development of new projects; (ii) $7.0 million for maintenance capital expenditure; (iii) $12.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $1.0 million in enhancement of our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2013 will be approximately $59.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In addition, in May and July 2012, we entered into put transactions, and in October 2012, we entered into swap contracts to reduce our exposure to the price of natural gas, under these PPAs, until December 31, 2013. In September and October 2013, we entered into swap contracts to reduce our exposure to the price of natural gas, under these PPAs, until December 31, 2014. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact Hawaii Electric Light Company’s (HELCO) avoided costs. Likewise, in April 2012, we entered into swap contracts, and in September 2012, we entered into put transactions to reduce our exposure to the price of oil, under the 25 MW PPA of the Puna complex, until December 31, 2013. In October 2013, we entered into swap contracts to reduce our exposure to the price of oil, under the 25 MW PPA of the Puna complex, until December 31, 2014.

As of September 30, 2013, 84.6% of our consolidated long-term debt bore a fixed rate and therefore was not subject to interest rate volatility risk. As of such date, 15.4% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith, and $165.3 million of our long-term debt remained subject to some floating rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services(.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2013 and December 31, 2012 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2013 and December 31, 2012 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	Change in the Fair Value of
	(Dollars in thousands)
NGI Price	$(1,276)	$(484)	$3,497	$6,097	NGI Swap
NYMEX Heating Oil Price	-	(439)	-	1,037	NYMEX HO2 Swap
ICE Brent Price	-	(122)	-	41	ICE Brent Swap
NYMEX Heating Oil Price	13	790	542	2,988	NYMEX HO2 Fixed Rate Put
ICE Brent Price	-	135	38	429	ICE Brent Fixed Rate Put
Foreign Currency	(5,414)	(5,074)	6,617	7,503	Foreign currency forward contracts
Interest Rate	(1,938)	(3,388)	1,962	3,557	OFC
Interest Rate	(1,389)	(1,550)	1,433	1,650	OrCal
Interest Rate	(5,619)	(5,600)	6,070	6,100	OFC 2
Interest Rate	(421)	(540)	432	560	Loan from DEG
Interest Rate	(10,186)	-	10,916	-	Loan from OPIC
Interest Rate	(377)	(532)	384	468	Loan from TCW
Interest Rate	(4,730)	(5,477)	4,836	5,623	Senior unsecured bonds
Interest Rate	-	(401)	-	99	Loan from institutional investors

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

Sierra Pacific Power Company and Nevada Power Company accounted for 15.3% and 14.5% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 17.0% and 14.2% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively.

Southern California Edison accounted for 20.9% and 20.4% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 14.9% and 19.2% for the nine months ended September 30, 2013 and 2012, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

HELCO accounted for 8.7% and 8.4% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 8.9% and 9.4% for the nine months ended September 30, 2013 and 2012, respectively.

KPLC accounted for 13.8% and 8.8% of our total revenues for the three months ended September 30, 2013 and 2012, respectively, and 10.9% and 8.0% for the nine months ended September 30, 2013 and 2012, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. If we start construction of a new geothermal power plant in the U.S. by December 31, 2013, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. If we fail to meet the start of construction deadline for such a project, then the 30% credit is reduced to 10%. In lieu of the 30% tax credit (if the project qualifies), we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in the three months ended September 30, 2013 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. The owner of the power plant may not claim both the 30% tax credit and the production-based tax credit. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward. If we claim the ITC, our “tax basis” in the plant that we can recover through depreciation must be reduced by half of the ITC. If we claim the PTC, there is no reduction in the tax basis for depreciation. Companies that placed qualifying renewable energy facilities in service during 2009, 2010 or 2011 or that began construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and place them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Treasury in an amount equal to the ITC. Likewise, the tax basis for depreciation will be reduced by 50% of the cash grant received. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third fiscal quarter of 2013.

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
Date: November 6, 2013

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