Form 10-K
period 2013-12-31
ORMAT TECHNOLOGIES, INC.
filed 2014-02-28
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $389,817,905 based on the closing price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of February 26, 2014, the number of outstanding shares of common stock, par value $0.001 per share was 45,460,653.

Documents incorporated by reference: Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2013.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

 i

Glossary of Terms

When the following terms and abbreviations appear in the text of this report, they have the meanings indicated below:

Term	Definition
AER	Alternative Earth Resources Inc.
Amatitlan Loan	$42,000,000 in initial aggregate principal amount borrowed by our subsidiary Ortitlan from TCW Global Project Fund II, Ltd.
AMM	Administrador del Mercado Mayorista (administrator of the wholesale market — Guatemala)
ARRA	American Recovery and Reinvestment Act of 2009
Auxiliary Power	The power needed to operate a geothermal power plant’s auxiliary equipment such as pumps and cooling towers
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
Enthalpy

The total energy content of a fluid; the heat plus the mechanical energy content of a fluid (such as a geothermal brine), which, for example, can be partially converted to mechanical energy in an Organic Rankine Cycle.

Term	Definition
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
EPS	Earnings per share
ERC	Kenyan Energy Regulatory Commission
ESC	Energy Sales Contract
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
GDL	Geothermal Development Limited
GEA	Geothermal Energy Association
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GHG	Greenhouse gas
GNP	Gross National Product
HELCO	Hawaii Electric Light Company
IFC	International Finance Corporation
IID	Imperial Irrigation District
ILA	Israel Land Administration
INDE	Instituto Nacional de Electrification
INE	Nicaragua Institute of Energy
IPPs	Independent Power Producers
ISO	International Organization for Standardization
ITC	Investment tax credit
ITC Cash Grant	Payment for Specified Renewable Energy property in lieu of Tax Credits under Section 1603 of the ARRA
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	JPM Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
kVa	Kilovolt-ampere
kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LNG	Liquefied natural gas
Mammoth Pacific	Mammoth-Pacific, L.P.
MACRS	Modified Accelerated Cost Recovery System
MIGA	Multilateral Investment Guaranty Agency, a member of the World Bank Group
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of power produced

Term	Definition
NBPL	Northern Border Pipe Line Company
NIS	New Israeli Shekel
NGI	Natural Gas-California SoCal-NGI Natural Gas price index
NGP	Nevada Geothermal Power
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
OEC	Ormat Energy Converter
OFC	Ormat Funding Corp., a wholly owned subsidiary of the Company
OFC Senior Secured Notes	$190,000,000 8.25% Senior Secured Notes, due 2020 issued by OFC
OFC 2	OFC 2 LLC, a wholly owned subsidiary of the Company
OFC 2 Senior Secured Notes	Up to $350,000,000 Senior Secured Notes, due 2034 issued by OFC 2
OMPC	Ormat Momotombo Power Company, a wholly owned subsidiary of the Company
OPC	OPC LLC, a consolidated subsidiary of the Company
OPC Transaction	Financing transaction involving four of our Nevada power plants in which institutional equity investors purchased an interest in our special purpose subsidiary that owns such plants.
OPIC	Overseas Private Investment Corporation
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
OrCal Senior Secured Notes	$165,000,000 6.21% Senior Secured Notes, due 2020 issued by OrCal
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

Ormat International	Ormat International Inc., a wholly owned subsidiary of the Company
Ormat Nevada	Ormat Nevada Inc., a wholly owned subsidiary of the Company
Ormat Systems	Ormat Systems Ltd., a wholly owned subsidiary of the Company
OrPower 4	OrPower 4 Inc., a wholly owned subsidiary of the Company
Ortitlan	Ortitlan Limitada, a wholly owned subsidiary of the Company
ORTP	ORTP, LLC, a consolidated subsidiary of the Company
ORTP Transaction	Financing transaction involving power plants in Nevada and California in which an institutional equity investor purchased an interest in our special purpose subsidiary that owns such plants.

Term	Definition
Orzunil	Orzunil I de Electricidad, Limitada, a wholly owned subsidiary of the Company
Parent	Ormat Industries Ltd.
PG&E	Pacific Gas and Electric Company
PGV	Puna Geothermal Venture, a wholly owned subsidiary of the Company
PLN	PT Perusahaan Listrik Negara
Power plant equipment	Interconnection equipment, cooling towers for water cooled power plant, etc., including the generating units
PPA	Power purchase agreement
ppm	Part per million
PTC	Production tax credit
PUA	Israeli Public Utility Authority
PUCH	Public Utilities Commission of Hawaii
PUCN	Public Utilities Commission of Nevada
PUHCA	U.S. Public Utility Holding Company Act of 1935
PUHCA 2005	U.S. Public Utility Holding Company Act of 2005
PURPA	U.S. Public Utility Regulatory Policies Act of 1978
Qualifying Facility(ies)

Certain small power production facilities are eligible to be “Qualifying Facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards. Qualifying Facility status provides an exemption from PUHCA 2005 and grants certain other benefits to the Qualifying Facility

RAM	Renewable Auction Mechanism
REC	Renewable Energy Credit
REG	Recovered Energy Generation
RGGI	Regional Greenhouse Gas Initiative
RPM	Revolutions Per Minute
RPS	Renewable Portfolio Standards
SCPPA	Southern California Public Power Authority
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Senior Unsecured Bonds	7% Senior Unsecured Bonds Due 2017 issued by the Company
SO#4	Standard Offer Contract No. 4
Solar PV	Solar photovoltaic
SOX Act	Sarbanes-Oxley Act of 2002
Southern California Edison	Southern California Edison Company
SPE(s)	Special purpose entity(ies)
SRAC	Short Run Avoided Costs
TGL	Tikitere Geothermal Power Limited
Union Bank	Union Bank, N.A.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
WHOH	Waste Heat Oil Heaters

Cautionary Note Regarding Forward-Looking Statements

This annual report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this annual report, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this annual report are primarily located in the material set forth under the headings Item 1A — “Risk Factors” contained in Part I of this annual report, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II of this annual report, and “Notes to Financial Statements” contained in Item 8 — “Financial Statements and Supplementary Data” contained in Part II of this annual report, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this annual report completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control. Other than as required by law, we will not update forward-looking statements even though our situation may change in the future.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant considerations, risks and uncertainties discussed in this annual report;

●	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

●	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

●	financial market conditions and the results of financing efforts;

●	the impact of fluctuations in oil and natural gas prices on the energy price component under certain of our PPAs;

●

environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorizations;

●	construction or other project delays or cancellations;

●	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

●	the enforceability of the long-term PPAs for our power plants;

●	contract counterparty risk;

●	weather and other natural phenomena including earthquakes, drought and other nature disasters;

●

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

●	development and construction of the Solar PV projects may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate; and

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

●

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

The map below shows our current worldwide portfolio of operating geothermal and recovered energy power plants.

Worldwide Operating Portfolio – 626 MW

U.S. - 473 MW
Kenya -110 MW
Guatemala - 43 MW

United States	473 MW
California	202
Nevada	180
Hawaii	38
North Dakota, South Dakota, Minnesota & Montana (REG)	49.5
Colorado (REG)	3.5

The chart below sets forth a breakdown of our revenues for each of the years ended December 31, 2013 and 2012: Additional information concerning our segment operations, including year-to-year comparisons of revenues, the geographical breakdown of revenues, cost of revenues, results of operations, and trends and uncertainties is provided below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data”.

Segment Contribution to Revenues

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

During the recent years, we have expanded our activity to the Solar PV industry. We are monitoring market drivers with to the potential for developing Solar PV power plants in locations where we can offer competitively priced power generation. We recently completed most of the work on the Solar PV project, which is located near our Heber complex in California and we are awaiting the completion of the interconnection to the grid by the utility. We are considering the option of selling the project prior to completion.

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

Our Power Generation Business (Electricity Segment)

Power Plants in Operation

The table below summarizes certain key non-financial information relating to our power plants as of February 15, 2014. The generating capacity of certain of our power plants listed below has been updated to reflect changes in the resource temperature and other factors that impact resource capabilities:

Power Plant	Location	Ownership(1)	Generating Capacity in MW(2)
Domestic
Geothermal
Brady Complex(3)	Nevada	100%	18.0
Heber Complex(4)	California	100%	92.0
Jersey Valley(5)	Nevada	100%	12.0
Mammoth Complex	California	100%	29.0
McGinness Hills	Nevada	100%	38.0
North Brawley(6)	California	100%	27.0
Ormesa Complex	California	100%	54.0
Puna Complex	Hawaii	100%	38.0
Steamboat Complex(3)	Nevada	100%	78.0
Tuscarora	Nevada	100%	18.0
Don A. Campbell(7)	Nevada	100%	16.0
REG
OREG 1	North and South Dakota	100%	22.0
OREG 2	Montana, North Dakota and Minnesota	100%	22.0
OREG 3	Minnesota	100%	5.5
OREG 4(8)	Colorado	100%	3.5
Total for domestic power plants			473.0
Foreign
Geothermal
Amatitlan	Guatemala	100%	20.0
Olkaria III Complex	Kenya	100%	110.0
Zunil(9)	Guatemala	97%	23.0
Total for foreign power plants			153.0
Total for all power plants			626.0

(1)

We own and operate all of our power plants. Financial institutions hold equity interests in two of our consolidated subsidiaries: (i) OPC, which owns the Desert Peak 2 power plant in our Brady complex and the Steamboat Hills, Galena 2 and Galena 3 power plants in our Steamboat complex, and (ii) ORTP, which owns the Heber complex, the Ormesa complex, the Mammoth complex, the Steamboat 2 and 3 and Burdette (Galena 1) power plants both in our Steamboat complex, and Brady power plant in our Brady complex. In the above table, we show these power plants as being 100% owned because all of the generating capacity is owned by either OPC or ORTP and we control the operation of the power plants. The nature of the equity interests held by the financial institutions is described below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “OPC Transaction” and “ORTP Transaction.”

(2)

References to generating capacity generally refer to the gross capacity less auxiliary power in the case of all of our existing domestic and foreign power plants, except for the Zunil power plant. We determine the generating capacity figures in these power plants by taking into account resource capabilities. In the case of the Zunil power plant, the revenues are calculated based on 24 MW capacity unrelated to the actual performance of the reservoir. This column represents our net ownership in such generating capacity.

In any given year, the actual power generation of a particular power plant may differ from that power plant’s generating capacity due to variations in ambient temperature, the availability of the resource, and operational issues affecting performance during that year. The Capacity Factor of our geothermal operating power plants in 2013 excluding the Heber complex, Mammoth complex and Jersey Valley power plant, where we intentionally conducted work that resulted in lower generation than the respective complex' or plant's generating capacity, was approximately 90%. The Capacity Factor of our REG power plants in 2013 was approximately 82%.

(3)	The generating capacity of the Brady and Steamboat complexes was reduced in 2013 due to a decline in the resource temperature in each of these complexes. See “Description of Our Power Plants” below.

(4)

The Heber complex generating capacity is based on our expectations for the upgrade project for Heber 1 which is expected to be completed in 2014. That work will require a total plant outage projected to occur during the first six months of 2014 See “Description of Our Power Plants” below.

(5)	Well field and power plant enhancement work was conducted in Jersey Valley through 2013 and we expect to meet this generating capacity during 2014.

(6)	Following recent developments, detailed under “Description of Our Power Plants” below, we have decided to operate the North Brawley power plant at its current capacity level of approximately 27 MW.

(7)	The Don A. Campbell power plant commenced operation on December 6, 2013

(8)

The OREG 4 power plant is not operating at full capacity as a result of continued low run time of the compressor station that serves as the plant’s heat source, which is resulting in low power generation.

(9)

In January 2014, INDE exercised its right under the PPA to become a partner in the Zunil power plant with three percent (3%) equity interest. Detailed information is provided under “Description of Our Power Plants” below.

All of the revenues that we currently derive from the sale of electricity are pursuant to long-term PPAs. Approximately 44.0% of our total revenues in the year ended December 31, 2013 from the sale of electricity by our domestic power plants were derived from power purchasers that currently have investment grade credit ratings. The purchasers of electricity from our foreign power plants are either state-owned or private entities.

New Power Plants

We are currently in various stages of construction and development of new power plants and expansion of existing power plants. Our expansion plan includes 40 MW in generating capacity from geothermal power plants in the United States that we fully released for construction and are in different stages of construction. In addition, we have several projects that are either under initial stages of construction or under different stages of development with an aggregate capacity of up to approximately 172 MW.

We have a substantial land position across 37 sites, mostly in the U.S., that are expected to support future geothermal development, on which we have started or plan to start exploration activity. This land position is comprised of various leases, exploration concessions for geothermal resources and an option to enter into geothermal leases.

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

EGS — An EGS is a subsurface system that may be artificially created to extract heat from hot rock where the permeability and aquifers required for a hydrothermal system are insufficient or non-existent. A geothermal power plant that uses EGS techniques recovers the thermal energy from the subsurface rocks by creating or accessing a system of open fractures in the rock through which water can be injected, heated through contact with the hot rock, returned to the surface in production wells and transferred to a power unit.

Co-produced geothermal from oil and gas fields, geo-pressurized resources — Another source of geothermal energy is hot water produced from oil and gas production. In some oil and gas fields, water is produced as a by-product of the oil and gas extraction. When the wells are deep, the fluids are often at high temperatures and if the water volume is significant, the hot water can be used for power generation in equipment similar to a geothermal power plant.

Geothermal Power Plant Technologies

Geothermal power plants generally employ either binary systems or conventional flash design systems, as briefly described below. In our geothermal power plants, we also employ our proprietary technology of combined geothermal cycle systems.

Binary System

In a geothermal power plant using a binary system, geothermal fluid (either hot water (also called brine) or steam or both) is extracted from the underground reservoir and flows from the wellhead through a gathering system of insulated steel pipelines to a vaporizer that also heats a secondary working fluid. This is typically an organic fluid, such as pentane or butane, which is vaporized and is used to drive the turbine. The organic fluid is then condensed in a condenser which may be cooled directly by air or by water from a cooling tower and sent back to the vaporizer. The cooled geothermal fluid is then reinjected back into the reservoir. Ormat’s air-cooled binary geothermal power plant is depicted in the diagram below.

Flash Design System

In a geothermal power plant using flash design, geothermal fluid is extracted from the underground reservoir and flows from the wellhead through a gathering system of insulated steel pipelines to flash tanks and/or separators. There, the steam is separated from the brine and is sent to a demister, where any remaining water droplets are removed. This produces a stream of dry saturated steam, which drives a steam turbine generator to produce electricity. In some cases, the brine at the outlet of the separator is flashed a second time (dual flash), providing additional steam at lower pressure used in the low pressure section of the steam turbine to produce additional electricity. Steam exhausted from the steam turbine is condensed in a surface or direct contact condenser cooled by cold water from a cooling tower. The non-condensable gases (such as carbon dioxide) are removed through the removal system in order to optimize the performance of the steam turbines. The resulting condensate is used to provide make-up water for the cooling tower. The hot brine remaining after separation of steam is injected back into the geothermal resource through a series of injection wells. The flash technology is depicted in the diagram below.

In some instances, the wells directly produce dry steam and the steam is fed directly to the steam turbine with the rest of the system similar to the flash power plant described above.

Our Proprietary Technology

Our proprietary technology may be used in power plants operating according to the Organic Rankine Cycle, either alone or in combination with various other commonly used thermodynamic technologies that convert heat to mechanical power, such as gas and steam turbines. It can be used with a variety of thermal energy sources, such as geothermal, recovered energy, biomass, solar energy and fossil fuels. Specifically, our technology involves original designs of turbines, pumps, and heat exchangers, as well as formulation of organic motive fluids (all of which are non-ozone-depleting substances). Using advanced computerized fluid dynamics and other computer aided design software as well as our test facilities, we continuously seek to improve power plant components, reduce operations and maintenance costs, and increase the range of our equipment and applications. We are always examining ways to increase the output of our plants by utilizing evaporative cooling, cold reinjection, performance simulation programs, and topping turbines. In the geothermal as well as the recovered energy (waste heat) areas, we are examining two-level and three-level energy systems and new motive fluids.

We also developed, patented and constructed GCCU power plants in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. Ormat Geothermal Combined Cycle technology is depicted in the diagram below.

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

Other advantages of our technology include simplicity of operation and easy maintenance. For instance, the OEC employs low RPM and a high efficiency organic vapor turbine directly coupled to the generator eliminating the need for reduction gear. In addition, with our binary design, there is no contact between the turbine blade and geothermal fluids, which can often be very corrosive. Instead, the geothermal fluids pass through a heat exchanger, which is less susceptible to erosion and can adapt much better to corrosive fluids. In addition, with the organic vapor condensed above atmospheric pressure, no vacuum system is required.

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

Patents

We have 77 U.S. patents that are still in force (and have approximately 33 U.S. patents pending). These patents and patents applications cover our products (mainly power units based on the Organic Rankine Cycle) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The products-related patents cover components that include turbines, heat exchangers, seals and controls. The system-related patents cover not only a particular component but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.

The system-related patents cover subjects such as waste heat recovery related to gas pipelines compressors, disposal of non-condensable gases present in geothermal fluids, power plants for very high pressure geothermal resources, and two-phase fluids as well as processes related to EGS. A number of patents cover combined cycle geothermal power plants, in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. The terms of our patents range from one year to 17 years. The loss of any single patent would not have a material effect on our business or results of operations.

Research and Development

We are conducting research and development activities intended to improve plant performance, reduce costs, and increase the breadth of product offerings. The primary focus of our research and development efforts includes continued improvements to our condensing equipment with improved performance and lower land usage and developing new turbines and specialized remote power units.

We are also continuing with development of new EGS technologies and their application to increase the fluid supply at our existing plants by enhancing the performance of existing wells without additional drilling. We are undertaking this development effort at our Desert Peak 2 and Brady power plants in Nevada in cooperation with national laboratories, with funding support from the DOE. Other research and development activity co-funded by the DOE includes testing of new exploration and drilling technologies and practices.

Additionally, we are continuing to evaluate investment opportunities in new companies with product offerings for renewable energy markets.

Market Opportunity

Domestic

Interest in geothermal energy in the United States remains strong for numerous reasons, including legislative support of renewable portfolio standards, coal and nuclear baseload energy retirement and increasing awareness of the positive value of geothermal characteristics as compared to intermittent renewable technology.

Although electricity generation from geothermal resources is currently concentrated mainly in California, Nevada, Hawaii, Idaho and Utah, we believe there are opportunities for development in other states such as Alaska, Arizona, New Mexico, Washington and Oregon due to the potential of geothermal resources.

In a report issued in April 2013, the GEA identified 175 confirmed and unconfirmed geothermal projects under various phases of consideration or development in 13 U.S. states. These projects have between 5,150 MW and 5,523 MW geothermal resource potential.

The successful implementation of the various confirmed and unconfirmed geothermal projects identified by the GEA is depended on the respective project sponsor’s ability to fully identify the resource, conduct exploration, and carry out development and construction. Accordingly, the GEA’s estimates may not be realized, and differences between the actual number of projects completed and those initially estimated may be material. We refer to the GEA assessment as a possible reference point, but we do not necessarily concur with its estimate.

State level legislation

An additional factor supporting recent growth in the renewable energy industry is the global concern about the environment. In response to an increasing demand for “green” energy, many countries have adopted legislation requiring, and providing incentives for, electric utilities to sell electricity generated from renewable energy sources. In the U.S., approximately 40 states and four territories have enacted an RPS, renewable portfolio goals, or similar laws requiring or encouraging utilities in such states to generate or buy a certain percentage of their electricity from renewable energy or recovered heat sources.

According to the Database of State Incentives for Renewables and Efficiency (DSIRE), 30 states and two territories (including California, Nevada, and Hawaii, where we have been the most active in our geothermal energy development and in which all of our U.S. geothermal power plants in operation are located) and the District of Columbia define geothermal resources as “renewable”. In addition, according to the EPA, 23 states have enacted RPS, Energy Efficiency Resource Standards or Alternative Portfolio Standards program guidelines that include some form of combined heat and power and/or waste heat recovery.

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

California

According to information posted on the California Public Utilities Commission website, California’s three large investor-owned utilities collectively served 19.96% of their 2012 retail electricity sales with renewable power. These utilities have interim targets each year, with a requirement to attain RPS of 25% by 2016 increasing by two percent every year to 33% by the end of 2020. Publicly-owned utilities in California are also required to procure 33% of retail electricity sales from eligible renewable energy resources by 2020, opening up a new market of potential off-takers for us. These utilities do not have interim targets.

In 2006, California passed a state climate change law, AB 32, to reduce GHG emissions to 1990 levels by the end of 2020, and in December 2010, the CARB approved cap-and-trade regulations to reduce California’s GHG emissions under AB 32. The regulations set a limit on emissions from sources responsible for emitting 80% of California’s GHGs. On November 19, 2013, the CARB released the results of its fifth auction, reporting that the vintage 2013 auction clearing price was $11.48 per allowance and the 2016 vintage auction clearing price was $11.10 per allowance. All of the available 2013 and 2016 vintage allowances were sold.

Nevada

Nevada’s RPS requires NV Energy to supply at least 25% of the total electricity it sells from eligible renewable energy resources by 2025. Nevada’s RPS required, for 2012, not less than 15% of electricity sold to Nevada retail customers must have been met with renewable energy resources and credits, and that not less than 5% of that amount must be met with solar resources. According to NV Energy’s RPS Annual Report, in 2012, Nevada Power exceeded both the 2012 RPS requirement and the 2012 solar RPS requirement, achieving 9.7% and 19.3%, respectively. Sierra exceeded both the 2012 RPS requirement and the 2012 solar RPS requirement, with 29.2% and 14.4% respectively. Nevada’s RPS compliance requirement has increased to 18% for 2013 and 2014.

 In June 2013, the Nevada state legislature passed three bills that were signed into law and expected to support renewable energy development. Senate Bill (SB) No. 123 requires an electric utility to submit a plan for the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 350 MW of electric generating capacity from renewable energy facilities. Senate bill (SB) No. 252 revises provisions relating to the renewable portfolio standard by removing energy efficiency, solar multipliers, and station usage from generating portfolio energy credits (PECs). Finally, Assembly Bill (AB) No. 239 Revised Statutes 701A.340 defines geothermal energy as renewable energy for purposes of tax abatements and makes geothermal projects eligible to apply for partial sales and property tax abatements, with property tax abatements for 20 years and local sales and use tax abatements for three years.

Hawaii

Hawaii’s RPS require each electric utility that sells electricity for consumption in Hawaii to obtain 15% of its net electricity sales from renewable energy sources by December 31, 2015, 20% by December 31, 2020, and 40% by 2030. According to a 2013 filing made with the Hawaii PUC, in 2012, Hawaiian Electric Company and its subsidiaries exceeded the 2012 RPS requirement, achieving a consolidated RPS of 28.7% of retail electricity sales from eligible renewable energy resources, including electrical energy savings from energy efficiency and solar water hearing technologies. Excluding electrical energy savings from energy efficient and solar water hearing technologies, the 2012 renewable generation percentage for the Hawaiian Electric Companies was 13.9%.

Other state-wide and regional initiatives are also being developed to reduce GHG emissions and to develop trading systems for renewable energy credits. For example, nine Northeast and Mid-Atlantic States are part of the RGGI, a regional cap-and-trade system to limit carbon dioxide. The RGGI is the first mandatory, market-based carbon dioxide emissions reduction program in the United States. Under RGGI, the participating adopted a new 2014 RGGI cap of 91 million short tons and plan to reduce carbon emissions from power plants at a rate of 2.5% per year between 2015 and 2020.

In addition to RGGI and NA2050, other states have also established the Midwestern Regional Greenhouse Gas Reduction Accord, the Western Climate Initiative. Although individual and regional programs will take some time to develop, their requirements, particularly the creation of any market-based trading mechanism to achieve compliance with emissions caps, should be advantageous to in-state and in-region (and, in some cases, such as RGGI and the State of California, inter-regional) energy generating sources that have low carbon emissions such as geothermal energy. Although it is currently difficult to quantify the direct economic benefit of these efforts to reduce GHG emissions, we believe they will prove advantageous to us.

Federal level legislation

At the federal level, in 2011 the EPA’s Tailoring Rule sets thresholds for when permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs apply to certain major sources of GHG emissions. In 2013, President Obama outlined an agenda to help reduce carbon emissions, directing the EPA to complete new pollution standards for both new and existing power plants, an initiative that will help support continued renewable energy developments in the U.S.

The federal government also encourages production of electricity from geothermal resources or solar energy through certain tax subsidies. For a new geothermal power plant in the U.S. that started construction by December 31, 2013, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. If we failed to meet the start of construction deadline for such a project, then the 30% credit is reduced to 10%. In lieu of the 30% tax credit (if a geothermal project qualifies), we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in 2013 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. The owner of the power plant may not claim both the 30% tax credit and the production-based tax credit. For a new solar plant in the U.S. that is placed in service by December 31, 2016, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. The credit is reduced to 10% for solar projects placed in service after December 31, 2016.

Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward.

For certain geothermal and solar projects, we can elect to receive a cash payment from the U.S. Treasury Department in lieu of these tax credits. To qualify, the project must have been under construction by December 31, 2011, the project company must have filed a preliminary application by September 30, 2012, and the project must be placed in service by December 31, 2016. A final application must be filed shortly after placing the project into service. No portion of the project may be owned by certain disqualified persons (or indirectly through a pass-through entity by such a person). The cash payment would be 30% of certain eligible costs, with two exceptions. First, for geothermal projects placed in service after December 31, 2013 and before January 1, 2017, the payment is reduced to 10%. Second, in all cases, the payments are subject to reduction for sequestration under the Balanced Budget and Emergency Deficit Control Act of 1985, as amended. The sequestration reduction for these payments for the 2014 fiscal year is 7.2%.

We are also permitted to depreciate, or write off, most of the cost of the plant. In those cases where we claimed the one-time 30% (or 10%) tax credit or received the Treasury cash grant, our tax basis in the plant that we can recover through depreciation is reduced by one-half of the tax credit or cash grant; if we claim in the future other tax credits, there is no reduction in the tax basis for depreciation. For projects that we placed into service after September 8, 2010 and before January 1, 2012, a depreciation “bonus” will permit us to write off 100% of the cost of certain equipment that is part of the geothermal power plant in the year the plant is placed into service, if certain requirements are met. For projects that are placed into service after December 31, 2011 and before January 1, 2014, a similar “bonus” will permit us to write off 50% of the cost of that equipment in the year the power plant is placed into service. After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

Collectively, these benefits (to the extent they are fully utilized) have a present value equivalent to approximately 30% to 40% of the capital cost of a new power plant.

Global

We believe the global markets continue to present growth and expansion opportunities in both established and emerging markets.

According to the GEA, there are 11,766 MW of new capacity in early stages of development or under construction in 70 countries and territories around the world (excluding the U.S.). Additionally, developers are actively engaged with and exploring 27 gigawatts (GW) of geothermal resource globally that could potentially develop into power plants over the next decade. The GEA estimates that there are over 674 developing geothermal power projects globally, ranging from prospects to projects in the late stages of development.

The assessment conducted by the GEA is only an estimate that is based on projects and resource reporting by the geothermal industry. Developer ability to fully develop the resource is dependent upon on its capabilities to identify the resource, conduct exploration, development and construction; therefore, this estimate may not be accurate. We refer to it only as a possible reference point, but we do not necessarily concur with this estimate.

Operations outside of the U.S. may be subject to and/or benefit from requirements under the Kyoto Protocol. In November 2013, the United Nations Climate Change Conference was held in Warsaw, Poland. The conference encompassed the 19th Conference of the Parties to the United Nations Framework Convention on Climate Change and the ninth meeting of the Parties to the Kyoto Protocol. Countries decided to initiate or intensify domestic preparation for their intended national contributions towards an agreement to be reached in 2015, which will come into effect in 2020. Parties are required to submit clear and transparent plans to curb greenhouse gas emissions by the first quarter of 2015. The next Conference of the Parties is scheduled to take place in Lima, Peru, at the end of 2014.

In September 2014, the United Nations will hold a Climate Summit in New York City aiming to catalyze action by governments, business, finance, industry, and civil society toward a low-carbon economy.

We believe that these developments and governmental plans will create opportunities for us to acquire and develop geothermal power generation facilities internationally, as well as create additional opportunities for our Product Segment

Outside of the U.S., the majority of power generating capacity has historically been owned and controlled by governments. Since the early 1990s, however, many foreign governments have privatized their power generation industries through sales to third parties encouraging new capacity development and/or refurbishment of existing assets by independent power developers. These foreign governments have taken a variety of approaches to encourage the development of competitive power markets, including awarding long-term contracts for energy and capacity to independent power generators and creating competitive wholesale markets for selling and trading energy, capacity, and related products. Some foreign regions and countries have also adopted active government programs designed to encourage clean renewable energy power generation such as the following countries in which we operate and/or are conducting business development activities:

Latin America

Several Latin American countries have renewable energy programs. In November 2003, the national government of Guatemala, where our Zunil and Amatitlan power plants are located, approved a law creating incentives for power generation from renewable energy sources. These incentives include, among other things, providing economic and fiscal incentives such as exemptions from taxes on the importation of relevant equipment and various tax exemptions for companies implementing renewable energy projects.

In Honduras, where we are planning to build the first geothermal power plant under a BOT agreement, the national government approved the Incentives Act (Decree No.70-2007) providing incentives related to tax exemption for equipment, materials and services related to power generation development based on renewable resources. At the same time, ENEE, the national integrated utility, has been instructed to buy energy from such projects and offer to pay rates that are above the marginal cost approved by the CNE. Honduras also defined a target to reach at least 80% renewable energy production by 2034.

In Chile, where we have six exploration concessions, the Chilean Renewable Energy Act of 2008 required five percent of electricity sold, to come from renewable sources, increasing gradually to 10% by 2024. In 2013, Chile set a new target doubling the nation’s renewable energy aimed to produce 20% of the country’s power by renewable sources by 2025, replacing the previous requirement.

Oceania

In New Zealand, where we and our parent company have been actively providing geothermal power plant solutions since 1988, the New Zealand government’s policies to fight climate change include an unconditional GHG emissions reduction target of between 10% and 20% below 1990 levels by 2020 and the target of increasing renewable electricity generation to 90% of New Zealand’s total electricity generation by 2025.

South East Asia and East Africa

In Indonesia, where we participate in the Sarulla project that is currently under development, the government intends to increase the role of renewable energy sources and aims to have them fulfill 25% of the domestic energy demand by 2025. The government has also implemented policies and regulations intended to accelerate the development of renewable energy and geothermal projects in particular. Those regulations included designating approximately 4,000 MW of geothermal projects in its second phase of power acceleration projects to be implemented by 2014, of which the majority are IPP projects and the remaining state utility PLN projects. These targets were not met and the Indonesian government is in the process of issuing new directives for accelerating the geothermal market, including higher tariffs which are also based on the expected size of the power plant and quality of the resource. For the IPP sector, certain regulations for geothermal projects have been implemented, providing incentives such as investment tax credits and accelerated depreciation, and pricing guidelines to allow preferential power prices for generators; other regulations are being discussed including those that will ease the allocation of forestry permits. On a macro level, the Government of Indonesia committed at the United Nations Climate Change Conference 2009 in Copenhagen to reduce its CO² emissions by 26% by 2020, which is intended to be achieved mainly through prevention of deforestation and accelerated renewable energy development.

In East Africa the geothermal potential along the Rift Valley is estimated at several thousand MW. The different countries along the Rift Valley are at different stages of development of their respective geothermal potential.

In Kenya, there are already several geothermal power plants, including the only geothermal IPP in Africa, our Olkaria III complex. The Government of Kenya has identified the country's untapped geothermal potential as the most suitable indigenous source of electricity and it aspires to reach 5,000 MW of geothermal power by 2030. To attain such number, GDC was formed to fast track the development of geothermal resources in Kenya.

The Rwanda government has commenced drilling as part of the country’s efforts to boost electricity capacity through exploration of renewable energy sources. The governments of Djibouti, Ethiopia, Eretria, Tanzania, Uganda and Zambia are also exploring ways to develop geothermal in their countries.

In January 2014, energy ministers and delegates from 19 countries committed to the creation of the Africa Clean Energy Corridor Initiative, at a meeting in Abu Dhabi, convened by the International Renewable Energy Agency (IRENA). The Corridor will boost the deployment of renewable energy and aim to help meet Africa’s rising energy demand with clean, indigenous, cost-effective power from sources including hydro, geothermal, biomass, wind and solar.

East Africa and South East Asia may benefit from two initiatives announced by President Obama. In June 2013, the Power Africa initiative was announced, pursuant to which the U.S. will invest up to $7.0 billion in sub-Saharan Africa over the next five years with the aim of doubling access to power. The program will partner the U.S. Government with the government of six sub-Saharan countries, among them Kenya, Ethiopia and Tanzania, that have a potential for geothermal energy development. In 2012, President Obama proposed the U.S. Asia Pacific Comprehensive Energy Partnership (USACEP) that encourages U.S. companies to develop renewable energy in South East Asian countries, including Indonesia. The United States will provide up to $6.0 billion to support the Partnership.

Other opportunities

Recovered Energy Generation

In addition to our geothermal power generation activities, we are pursuing recovered energy-based power generation opportunities in North America and the rest of the world. We believe recovered energy-based power generation will ultimately benefit from the efforts to reduce greenhouse gas generation. For example, in the U.S., the FERC has expressed its position that one of the goals of new natural gas pipeline design should be to facilitate the efficient, low-cost transportation of fuel through the use of waste heat (recovered energy) from combustion turbines or reciprocating engines that drive station compressors to generate electricity for use at compressor stations or for commercial sale. FERC has, as a matter of policy, requested natural gas pipeline operators filing for a certificate of approval for new pipeline construction or expansion projects to examine “opportunities to enhance efficiencies for any energy consumption processes in the development and operation” of the new pipeline. We have initially targeted the North American market, where we have built over 21 power plants which generate electricity from “waste heat” from gas turbine-driven compressor stations along interstate natural gas pipelines, from midstream gas processing facilities, and from processing industries in general.

Several states, and to a certain extent, the federal government, have recognized the environmental benefits of recovered energy-based power generation. For example, 15 states currently allow electric utilities to include recovered energy-based power generation in calculating such utilities' compliance with their mandatory or voluntary RPS. In addition, California modified the Self Generation Incentive Program (SGIP), which allows recovered energy-based generation to qualify for a per watt incentive.  North Dakota, South Dakota, and the U.S. Department of Agriculture (through the Rural Utilities Service) have approved recovered energy-based power generation units as renewable energy resources, which qualifies recovered energy-based power generators for federally funded, low interest loans, as a priority for our efforts in this regards.

Recovery of waste heat is also considered “environmentally friendly” in the western Canadian provinces. We believe that Europe and other markets worldwide may offer similar opportunities in recovered energy-based power generation.

In summary, the market for the recovery of waste heat into electricity exists either when the available electricity is expensive or where the regulatory environment facilitates construction and marketing of the power. However, such projects tend to be relatively small (up to 6MW) and we expect the growth to be relatively slow and geographically scattered.

Solar PV

The market for Solar PV power grew significantly in recent years, driven by a combination of favorable government policies and a decline in equipment prices.  We are monitoring market drivers with the potential to develop Solar PV power plants in locations where we can offer competitively priced power generation.

Competitive Strengths

Competitive Assets. We believe our assets are competitive for the following reasons:

•	Contracted Generation. All of the electricity generated by our geothermal power plants is currently sold pursuant to long-term PPAs with an average remaining life of approximately 15 years.

•

Baseload Generation. All of our geothermal power plants supply all or a part of the baseload capacity of the electric system in their respective markets. This means they supply electric power on an around-the-clock basis. This provides us with a competitive advantage over other renewable energy sources, such as wind power, solar power or hydro-electric power (to the extent they depend on precipitation), which cannot serve baseload capacity because of their intermittent nature.

•

Ancillary Services. Geothermal power plants positively impact electrical grid stability and provide valuable ancillary services. Because of the baseload nature of their output, they have high transmission utilization efficiency, provide capacity, provide grid inertia and reduce the need for ancillary services such as voltage regulation, reserves and flexible capacity. Other intermittent renewables create integration costs, creating a significant competitive advantage for geothermal energy.

•

Competitive Pricing. Geothermal power plants, while site specific, are economically feasible in many locations, and the electricity they generate is generally price competitive under existing economic conditions and existing tax and regulatory regimes compared to electricity generated from fossil fuels or other renewable sources.

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

Exploration and Drilling Capabilities. We have in-house capabilities to explore and develop geothermal resources and have established a drilling operation that currently owns nine drilling rigs. We employ an experienced resource group that includes engineers, geologists, and drillers, which executes our exploration and drilling plans for projects that we develop.

Highly Experienced Management Team. We have a highly qualified senior management team with extensive experience in the geothermal power sector. Key members of our senior management team have worked in the power industry for most of their careers and average over 25 years of industry experience.

Technological Innovation. We have 77 U.S. patents in force (and have approximately 33 U.S. patents pending) relating to various processes and renewable resource technologies. All of our patents are internally developed. Our ability to draw upon internal resources from various disciplines related to the geothermal power sector, such as geological expertise relating to reservoir management, and equipment engineering relating to power units, allows us to be innovative in creating new technologies and technological solutions.

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

•	Expanding operation into global markets – increasing our business development activities in an effort to grow our business in the global markets in both business segments.

•	Acquisition of New Assets — acquiring from third parties additional geothermal and other renewable assets that meet our investment criteria;

•

Manufacturing and Providing Products and Services Related to Renewable Energy — designing, manufacturing and contracting power plants for our own use and selling to third parties power units and other generation equipment for geothermal and recovered energy-based electricity generation;

•

Increasing Output from Our Existing Power Plants — increasing output from our existing geothermal power plants by adding additional generating capacity, upgrading plant technology, and improving geothermal reservoir operations, including improving methods of heat source supply and delivery;

•

Development and Construction of Recovered Energy Power Plants — since we utilize the same infrastructure to develop, supply or operate Geothermal and REG projects, we can capitalize on opportunities in the REG markets and continue to add successful projects to both our electricity and product segments in this sector;

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

●

On February 11, 2014, our Board of Directors appointed Mr. Isaac Angel as CEO. Mr. Angel will join Ormat on April 1, 2014 and assume the CEO position effective July 1, 2014. He will succeed Mrs. Yehudit (Dita) Bronicki, who announced her retirement in November 2013. Mrs. Bronicki will continue to serve as a Director of Ormat in a non-executive capacity. We further announced that Mr. Gillon Beck will step down from his position of chairman of the board of directors of the company effective June 30, 2014 and the board of directors has elected and appointed Mr. Yoram Bronicki as the succeeding chairman, with such appointment being also effective June 30, 2014. Mr. Beck will continue to serve as a director of the company after he steps down from his position as chairman. Upon assuming the position of the chairman of the board Mr. Yoram Bronicki will relinquish his position as president and chief operating officer of the company.

●

On February 4, 2014, we announced that we successfully completed construction and reached commercial operation of Plant 3 in the Olkaria III geothermal power plant complex almost three months ahead of schedule. With Plant 3 online, the complex's total generation capacity has increased to 110 MW. The power generated by the Olkaria III complex is sold under a 20-year PPA with KPLC. On November 25, 2013, we announced that we drew down the remaining $45 million comprising Tranche III of the previously announced $310 million project finance facility with OPIC.

●

On January 23, 2014, we announced that we successfully completed the scope of work needed to bring the Mammoth G1 geothermal power plant in Mono County, California to full capacity. The 6 MW plant reached commercial operation under the new PPA with PG&E that allows for hourly energy deliveries of up to 7.5 MW and, as of December 26, 2013, it received the full commercial rate defined in the PPA.

●

On January 22, 2014, we announced that our wholly owned subsidiary signed an amendment to the PPA with INDE for the Zunil geothermal power plant in Guatemala, which extends the term of the PPA from 2019 to 2034. The amendment also transfers operation and management responsibilities of the Zunil geothermal field from INDE to Ormat for the term of the amended PPA in exchange for a tariff increase. Additionally, INDE exercised its right under the PPA to become a partner in the Zunil power plant and to acquire a three percent equity interest.

●

On January 6, 2014, we announced that we completed the construction of the Don A. Campbell geothermal power plant in Mineral County, Nevada. The plant is currently producing at full generating capacity of 16 MW and performing as expected. The Don A. Campbell facility, formerly Wild Rose, receives a full rate of $99.0 per MWh with no annual escalation under the terms of the PPA, signed in April 2013 with SCPPA. SCPPA resells the power from the Don A. Campbell geothermal power plant to the LADWP and Burbank Water and Power through NV Energy Inc.’s transmission system.

●

On December 2, 2013, we announced that we completed the acquisition of Geotérmica Platanares, a late-stage development geothermal project in Honduras, from ELCOSA, a privately owned Honduran energy company, upon satisfaction of the required conditions precedent. We will hold the assets, including the project's wells, land, permits and a PPA for up to 35 megawatt with ENEE, the national utility of Honduras, under a BOT structure for approximately 15 years. We plan to begin phased development at the project and start drilling wells in the first half of 2014. Once the well field is appraised, we will determine the expected capacity and begin construction on the first phase anticipated to be approximately 18 MW with an expectation to reach commercial operation in about three years.

●

On November 14, 2013, we announced that a key milestone was reached in the 30 MW (MW) expansion of the McGinness Hills geothermal power plant complex located in Lander County, Nevada. NV Energy and Ormat signed an amendment to the existing McGinness Hills PPA allowing us to sell 63.7 MW (net average annual capacity) from the complex. Under the amendment, a new energy rate of $85.58/MWh with a one percent annual escalator will be set for the entire complex once McGinness Hill Phase II enters commercial operation, expected in mid-2015. The amendment was approved by the Nevada PUC.

●

On October 8, 2013, we announced that we entered into an agreement for the development of the Hu'u Dompu greenfield geothermal project in Indonesia. Subject to availability of sufficient geothermal resource, we will develop the project through Pacific Geo Energy (PAGE), a project company, in which Ormat will hold 90% and the remaining 10% will be held by the current owner of the company. The Hu'u Dompu project is located in West Nusa Tenggara Province on Indonesia's Sumbawa Island, and may be developed for up to 60 MW in three phases over the next six years.

●

On September 26, 2013, we entered into a Joint Development Agreement with eBay Inc. for the development of a 5 MW REG power plant to be constructed in Utah. The Joint Development Agreement allows eBay and us to begin preliminary development work to supply cleaner electricity to eBay's new Salt Lake City-based data center while entering into negotiations for a 20-year term contract.

●

On September 6, 2013, we announced that we entered into a 10-year PPA with SCPPA to deliver electricity from our Heber 1 geothermal power plant at the Heber complex in Imperial Valley, California beginning December 16, 2015. The current PPA with Southern California Edison will expire December 15, 2015. With an expected net generating capacity of 46 MW, we expect to sell the power to SCPPA at an average price of approximately $85.62 per MWh over the lifetime of the agreement. The new pricing is expected to increase Heber 1 revenues in 2016 by more than $7.0 million compared to our 2013 revenues. SCPPA members that will receive power from Heber 1 are LADWP and IID.

●

On July 15, 2013, we converted $263.0 million in principal amount outstanding under our debt facility with OPIC from a floating interest rate to a fixed interest rate. The conversion applies to both tranches of the facility, which is being used to finance the Olkaria III complex in Naivasha, Kenya. The average fixed interest rate for Tranche I, which has an outstanding balance of $82.6 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $180.0 million and matures on June 15, 2030, is 6.31%.

●

On June 3, 2013, we announced that our wholly owned subsidiary, Ormat Holding Corp., sold its stake in Momotombo Power Company (MPC), the operator of the Momotombo geothermal power plant in Nicaragua, to a private company for $7.8 million, approximately one year before the scheduled termination of the concession arrangement with the Nicaraguan owner. This amount represents a prepayment of the expected EBITDA of the plant through the scheduled expiration of the contract. As a result of the sale, we recorded an after-tax gain of approximately $3.6 million in the second quarter of 2013.

●	On May 2, 2013, we announced that we reached commercial operation of Plant 2 in the Olkaria III complex in Naivasha, Kenya, increasing our then total worldwide generating capacity by 36 MW. The power generated in the Olkaria III complex is sold under a 20-year PPA with KPLC.

●

On April 4, 2013, Sarulla Operations Ltd. (SOL) signed amendments to the Joint Operating Contract (JOC) and the Energy Sales Contract (ESC) for the 330 MW Sarulla geothermal power project in Tapanuli Utara, North Sumatra in Indonesia. We designed the plant and will supply our OEC to the power plant, as a result of which we expect to recognize revenues of approximately $254.0 million related to the equipment sales over the construction period. In addition, through our wholly owned subsidiary, we hold a 12.75% in a consortium which owns and operates the Sarulla project. Other members of the consortium include Medco Energi Internasional Tbk (Medco); Itochu Corporation (Itochu); and Kyushu Electric Power Co. Inc (Kyushu).

The consortium has started preliminary testing and development activities at the site, and some basic infrastructure work. The third party contracts for EPC and drilling as well as the supply contract for equipment with us have all been signed. Construction is expected to begin after the consortium obtains financing, which is expected to occur in the first half of 2014, but a limited notice to proceed has already been issued by the consortium members to the EPC contractor. The first phase is scheduled to commence operation in 2016, with the remaining two phases scheduled to be completed in stages within 18 months thereafter.

The project is expected to obtain construction and term loans under a non-recourse or limited-recourse financing package of direct loans from JBIC and ADB, as well as loans to be provided by five commercial banks (the MLAs). The MLAs are expected to be backed by political risk guarantees from JBIC.

●

On April 1, 2013, we began to sell geothermal power from the G3 plant in the Mammoth Complex in California to PG&E under a new 20 year PPA for up to 14 MW. On March 15, 2013, we finalized the agreement with Southern California Edison, by which the G1 and G3 SO#4 PPAs were terminated and, in connection therewith, we paid a termination fee of approximately $9.0 million in the first quarter of 2013. Under the agreement, we will continue to sell power from G2, the third plant of the Mammoth complex, under its existing PPA with Southern California

Edison, with the term of the contract extended by an additional six years until early 2027.

●

On January 24, 2013, Ormat Nevada, our wholly owned subsidiary, and JPM entered into a tax equity partnership transaction involving certain geothermal power plants in California and Nevada. As part of the transaction, Ormat Nevada transferred the plants into ORTP, a new wholly owned subsidiary, and sold an interest in ORTP to JPM. In connection with the closing, JPM paid to Ormat Nevada approximately $35.7 million and will make additional payments to Ormat Nevada based on the value of PTCs generated by the portfolio over time that are expected to be made until December 31, 2016 and up to a maximum amount of $11.0 million.

Operations of our Electricity Segment

How We Own Our Power Plants. We customarily establish a separate subsidiary to own interests in each power plant. Our purpose in establishing a separate subsidiary for each plant is to ensure that the plant, and the revenues generated by it, will be the only source for repaying indebtedness, if any, incurred to finance the construction or the acquisition (or to refinance the construction or acquisition) of the relevant plant. If we do not own all of the interest in a power plant, we enter into a shareholders agreement or a partnership agreement that governs the management of the specific subsidiary and our relationship with our partner in connection with the specific power plant. Our ability to transfer or sell our interest in certain power plants may be restricted by certain purchase options or rights of first refusal in favor of our power plant partners or the power plant’s power purchasers and/or certain change of control and assignment restrictions in the underlying power plant and financing documents. All of our domestic geothermal and REG power plants, with the exception of the Puna complex, which is an Exempt Wholesale Generator, are Qualifying Facilities under the PURPA, and are eligible for regulatory exemptions from most provisions of the FPA and certain state laws and regulations.

How We Explore and Evaluate Geothermal Resources. Since 2006, we have expanded our exploration activities, initially in the U.S. and more recently with an increasing focus internationally. It normally takes two to three years from the time we start active exploration of a particular geothermal resource to the time we have an operating production well, assuming we conclude the resource is commercially viable and determine to pursue its development. Exploration activities generally involve the phases described below.

Initial Evaluation. Identifying and evaluating potential geothermal resources by sampling and studying new areas combined with information available from public and private sources. We generally adhere to the following process, although our process can vary from site to site depending on geological circumstances and prior evaluation:

•	We evaluate historic, geologic and geothermal information available from public and private databases, including geothermal, mining, petroleum and academic sources.

•	We visit sites, sampling fluids for chemistry if necessary, to evaluate geologic conditions.

•

We evaluate available data, and rank prospects in a database according to estimated size and perceived risk. For example, pre-drilled sites with extensive data are considered lower risk than “green field” sites. Both prospect types are considered critical for Ormat’s continued growth.

•

We generally create a digital, spatial geographic information systems (GIS) database and 3D geologic model containing all pertinent information, including thermal water temperature gradients derived from historic drilling, geologic mapping information (e.g., formations, structure, alteration, and topography), and any available archival information about the geophysical properties of the potential resource.

•

We assess other relevant information, such as infrastructure (e.g., roads and electric transmission lines), natural features (e.g., springs and lakes), and man-made features (e.g., old mines and wells).

Our initial evaluation is usually conducted by our own staff, although we might engage outside service providers for some tasks from time to time. The costs associated with an initial evaluation vary from site to site, based on various factors, including the acreage involved and the costs, if any, of obtaining information from private databases or other sources. On average, our expenses for an initial evaluation range from approximately $10,000 to $50,000 including travel, chemical analyses, and data acquisition.

If we conclude, based on the information considered in the initial evaluation, that the geothermal resource could support a commercially viable power plant, taking into account various factors described below, we proceed to land rights acquisition.

Land Acquisition. Acquisition of land rights to any geothermal resources our initial evaluation indicates could potentially support a commercially viable power plant, taking into account various factors. For domestic power plants, we either lease or own the sites on which our power plants are located. For our foreign power plants, our lease rights for the plant site are generally contained in the terms of a concession agreement or other contract with the host government or an agency thereof. In certain cases, we also enter into one or more geothermal resource leases (or subleases) or a concession or an option agreement or other agreement granting us the exclusive right to extract geothermal resources from specified areas of land, with the owners (or sublessors) of such land. In some cases we obtain first the exploration license and once certain investment requirements are met, we can obtain the exploitation rights. This usually gives us the right to explore, develop, operate, and maintain the geothermal field, including, among other things, the right to drill wells (and if there are existing wells in the area, to alter them) and build pipelines for transmitting geothermal fluid. In certain cases, the holder of rights in the geothermal resource is a governmental entity and in other cases a private entity. Usually the duration of the lease (or sublease) and concession agreement corresponds to the duration of the relevant PPA, if any. In certain other cases, we own the land where the geothermal resource is located, in which case there are no restrictions on its utilization. Leasehold interests in federal land in the United States are regulated by the BLM and the Minerals Management Service. These agencies have rules governing the geothermal leasing process as discussed below under “Description of Our Leases and Lands”.

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

Surveys. Conducting geological, geochemical, and/or geophysical surveys on the sites acquired. Following the acquisition of land rights for a potential geothermal resource, we conduct additional surface water analyses, soil surveys, and geologic mapping to determine proximity to possible heat flow anomalies and up-flow/permeable zones. We augment our digital database with the results of those analyses and create conceptual and digital geologic models to describe geothermal system controls. We then initiate a suite of geophysical surveys (e.g., gravity, magnetics, resistivity, magnetotellurics, reflection seismic, LiDAR, and spectral surveys) to assess surface and sub-surface structure (e.g., faults and fractures) and improve the geologic model of fluid-flow conduits and permeability controls. All pertinent geological and geophysical data are used to create three-dimensional geologic models to identify drill locations. These surveys are conducted incrementally considering relative impact and cost, and the geologic model is updated continuously.

We make a further determination of the commercial viability of the geothermal resource based on the results of this process, particularly the results of the geochemical surveys estimating temperature and the overall geologic model, including potential resource size. If the results from the geochemical surveys are poor (i.e., low derived resource temperatures or poor permeability) or the geologic model indicates small or deep resource, we re-evaluate the commercial viability of the geothermal resource and may not proceed to exploratory drilling. We generally only move forward with those sites that we believe have a high probability for development.

Exploratory Drilling. Drilling one or more exploratory wells on the high priority, relatively low risk sites to confirm and/or define the geothermal resource. If we proceed to exploratory drilling, we generally use outside contractors to create access roads to drilling sites and related activities. We have continued efforts to reduce exploration costs and therefore, after obtaining drilling permits, we generally drill temperature gradient holes and/or core holes that are lower cost than slim holes (used in the past) using either our own drilling equipment, whenever possible, or outside contractors. If the obtained data supports a conclusion that the geothermal resource can support a commercially viable power plant, it will be used as an observation well to monitor and define the geothermal resource. If the core hole indicates low temperatures or does not support the geologic model of anticipated permeability, it may be plugged and the area reclaimed. In undrilled sites, we typically step up from shallow (500-1000 ft) to deeper (2000-4000 ft) wells as confidence improves. Following proven temperature in core wells, we typically move to slim and/or full- size wells to quantify permeability.

Each year we determine and approve an exploration budget for the entire exploration activity in such year. We prioritize budget allocation between the various geothermal sites based on commercial and geological factors. The costs we incur for exploratory drilling vary from site to site based on various factors, including the accessibility of the drill site, the geology of the site, and the depth of the resource. However, on average, exploration costs, prior to drilling of a full-size well are approximately $1.0 to $3.0 million for each site, not including land acquisition. However, we only reach such spending levels for sites that proved to be successful in the early stages of the exploration.

At various points during our exploration activities, we re-assess whether the geothermal resource involved will support a commercially viable power plant based on information available at that time. Among other things, we consider the following factors:

•

New data and interpretations obtained concerning the geothermal resource as our exploration activities proceed, and particularly the expected MW capacity power plant the resource can be expected to support. The MW capacity can be estimated using analogous systems and/or quantitative heat in place estimates until results from drilling and flow tests quantify temperature, permeability, and resulting resource size.

•	Current and expected market conditions and rates for contracted and merchant electric power in the market(s) to be serviced.

•	Anticipated costs associated with further exploration activities and the relative risk of failure.

•	Anticipated costs for design and construction of a power plant at the site.

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

Drilling Production Wells. We consider completing the drilling of first production well as the beginning of our construction phase for a power plant. However, it is not always sufficient for a full release for construction. The number of production wells varies from plant to plant depending, among other things, on the geothermal resource, the projected capacity of the power plant, the power generation equipment to be used and the way geothermal fluids will be re-injected to maintain the geothermal resource and surface conditions. We generally drill the production wells ourselves although in some cases we use outside contractors.

The cost for each production well varies depending, among other things, on the depth and size of the well and market conditions affecting the supply and demand for drilling equipment, labor and operators. Our typical cost for each production well is approximately $4.0 million with a range of $1.0 million to $10.0 million.

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

During the year ended December 31, 2013, in the Electricity Segment we focused on the construction of the Don A. Campbell power plant (formerly Wild Rose), Olkaria III Plant 2 and Plant 3 geothermal projects in order to meet the respective completion deadlines. During the year ended December 31, 2013, 2012 and 2011 two sites (Olkaria III plant 3 and McGinness Hills phase 2), no sites and one site (Olkaria III Plant 2) moved to construction, respectively.

We discontinued exploration activities at four sites in Idaho, Nevada, Oregon and Utah during the year ended December 31, 2013 and at five sites in Nevada during the year ended December 31, 2012. Those sites were Magic Reservoir, Wildhorse (Mustang), Mahogony and Drum Mountain in 2013, and Leach Hot springs, Hyder Hot Springs, Seven Devil, Smith Creek and Walker River in 2012. After conducting exploratory studies in those sites, we concluded that the geothermal resource would not support commercial operations at that time. Costs associated with exploration activities at these sites were expensed accordingly. No exploration activities were discontinued in 2011 (see “Write-off of Unsuccessful Exploration Activities” under Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations”).

Three new sites were added to our exploration and development activities in the year ended December 31, 2013, compared with five sites in the year ended December 31, 2012 and with thirteen sites in the year ended December 31, 2011.

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

How We Mitigate International Political Risk. We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries, as described below under “Insurance”. To date, our political risk insurance contracts are with the Multilateral Investment Guaranty Agency (MIGA), a member of the World Bank Group, and Zurich Re, a private insurance and re-insurance company. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, 80-90% of our revenue loss resulting from a specified governmental act such as confiscation, expropriation, riots, the inability to convert local currency into hard currency, and, in certain cases, the breach of agreements. We have obtained such insurance for all of our foreign power plants in operation. However, insurance policy for the Amatitlan Geothermal Project in Guatemala was discontinued following the financing of the project in 2009 due to our reduced equity exposure.

Description of Our Leases and Lands

We have domestic leases on approximately 369,330 acres of federal, state, and private land in Alaska, California, Hawaii, Idaho, Nevada, New Mexico, Oregon and Utah. The approximate breakdown between federal, state, private leases and owned land is as follows:

•	72% are leases with the U.S. government, acting through the BLM;

•	14% are leases with private landowners and/or leaseholders;

•	11% are leases with various states, none of which is currently material; and

•	3% are owned by us.

Each of the leases within each of the categories has standard terms and requirements, as summarized below. Internationally, our land position includes approximately 413,430 acres, most of which are geothermal exploration licenses in six prospects in Chile.

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

Exploration Concessions in Chile

We have been awarded six exploration concessions in Chile, under which we have the rights to start exploration work with an original term of two years. Prior to the last six months of the original term of each exploration concession, we can request its extension for an additional period of two years. According to applicable regulations, the extension of the exploration concession is subject to the receipt by the Ministry of Energy of evidence that at least 25% of the planned investments for the execution of the project, as reflected in the relevant proposal submitted during the tender process, has been invested. Following submission of the request, the Ministry of Energy has three months in which it may grant or deny the extension. As of the date of this report we have received an extension for one of the six concessions. We are considering submitting applications for exploitation licenses that would last longer than current exploration licenses for selected concessions where the results of previous exploration support conducting further surveys.

Description of Our Power Plants

Domestic Operating Power Plants

The following descriptions summarize certain industry metrics for our domestic operating power plants:

Brady Complex

Location	Churchill County, Nevada

Generating Capacity	18MW

Number of Power Plants	Two (Brady and Desert Peak 2 power plants).

Technology	The Brady complex utilizes binary and flash systems. The complex uses air and water cooled systems.

Subsurface Improvements	12 production wells and 8 injection wells are connected to the plants through a gathering system.

Major Equipment	Three OEC units and three steam turbines along with the Balance of Plant equipment.

Age	The Brady power plant commenced commercial operations in 1992 and a new OEC unit was added in 2004. The Desert Peak 2 power plant commenced commercial operation in 2007.

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

Resource Information	The resource temperature at Brady is 274 degrees Fahrenheit and at Desert Peak 2 is 340 degrees Fahrenheit.

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

Resource Cooling

Approximately four degrees Fahrenheit per year was historically observed at Brady, and two degrees Fahrenheit was observed in 2013. The temperature decline at Desert Peak is approximately two degrees Fahrenheit per year.

Sources of Makeup Water	Condensed steam is used for makeup water.

Power Purchaser	Brady power plant — Sierra Pacific Power Company. Desert Peak 2 power plant — Nevada Power Company.

PPA Expiration Date	Brady power plant — 2022. Desert Peak 2 power plant — 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction in the case of Brady, and OPC Transaction in the case of Desert Peak 2.

Don A. Campbell (formerly Wild Rose) Project

Location	Mineral County, Nevada

Generating Capacity	16 MW

Number of Power Plants	One

Technology	The Don A. Campbell power plant utilizes an air cooled binary system.

Subsurface Improvements	Five production wells and three injection wells are connected to the plant.

Material Equipment	One air cooled OEC unit with the Balance of Plant equipment.

Age	The power plant is in its first year of operation.

Land and Mineral Rights	The Don A. Campbell area is comprised of BLM leases.

Since we declared commercial operation, the leases are held by production, as described above in “Description of Our Leases and Lands”.

The project’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Resource Information

The Don A. Campbell geothermal reservoir consists of highly fractured, silicified alluvium over at least two square miles. Production and injection are very shallow with five pumped production wells (from depths of 1,350 to 1,900 feet) and three injection wells (from depths of 649 to 2,477 feet), all targeting northwest-dipping fractures. The thermal fluids are thought to be controlled by a combination of conductive heat transfer from deeper bedrock and through mixing of upwelling thermal fluids from a deeper geothermal system also contained in the bedrock. The system is considered blind with no surface expression of thermal features.

The temperature of the resource is approximately 262 degrees Fahrenheit.

Resource Cooling	From the beginning of operation the temperature is stable.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	SCPPA

PPA Expiration Date	2034

Financing	Corporate funds and cash grant that we expect to receive from the U.S. Treasury.

Heber Complex

Location	Heber, Imperial County, California

Generating Capacity	92 MW

Number of Power Plants	Five (Heber 1, Heber 2, Heber South, Gould 1 and Gould 2).

Technology

The Heber 1 plant is a dual flash system with a binary bottoming unit called Gould-1 and the Heber 2 group is comprised of the Heber 2, Gould 2 and Heber South plants which all utilize binary systems. The complex uses a water cooled system.

Subsurface Improvements	31 production wells and 34 injection wells connected to the plants through a gathering system.

Major Equipment	17 OEC units and one steam turbine with the Balance of Plant equipment.

Age

The Heber 1 plant commenced commercial operations in 1985 and the Heber 2 plant in 1993. The Gould 1 plant commenced commercial operation in 2006 and the Gould 2 plant in 2005. The Heber South plant commenced commercial operation in 2008.

Land and Mineral Rights

The total Heber area is comprised mainly of private leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

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

Resource Cooling	One degree Fahrenheit per year was observed during the past 20 years of production.

Sources of Makeup Water	Water is provided by condensate and by the IID.

Power Purchaser	Two PPAs with Southern California Edison and one PPA with SCPPA.

PPA Expiration Date	Heber 1 — 2015, Heber 2 — 2023, and Heber South — 2031. The output from the Gould 1 and Gould 2 power plants is sold under the PPAs of Southern California Edison and SCPPA.

Financing	OrCal Senior Secured Notes and ORTP Transaction.

Supplemental Information	In 2013, we entered into a new PPA with SCPPA, which will replace the current Heber 1 PPA with Southern California Edison upon the expiration of the current PPA expected at the end of 2015.

In 2012, we began an upgrade project for the Heber 1 area which is expected to make better use of the available resource and includes drilling new wells, decommissioning old wells and replacing the surface equipment.

At the end of this process, we expect the capacity of the complex to reach 92MW.

The work on the surface equipment will be done in the first half of 2014 and will require a total plant outage. However, we expect to realize the benefits of this upgrade in future years.

Jersey Valley Power Plant

Location	Pershing County, Nevada

Generating Capacity	12 MW (see supplemental information below).

Number of Power Plants	One

Technology	The Jersey Valley power plant utilizes an air cooled binary system.

Subsurface Improvements

Two production wells and four injection wells are connected to the plant through a gathering system. The third production well is not connected to the power plant and will be used in the future as required.

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

Resource Information

The Jersey Valley geothermal reservoir consists of a small high-permeability area surrounded by a large low-permeability area. The high-permeability area has been defined by wells drilled along an interpreted fault trending west-northwest. Static water levels are artesian; two of the wells along the permeable zone have very high productivities, as indicated by Permeability Index (PI) values exceeding 20 gpm/psi. The average temperature of the resource is 326 degrees Fahrenheit.

Resource Cooling	We expect three degree Fahrenheit per year.

Power Purchaser	Nevada Power Company

PPA Expiration Date	2032

Financing	Corporate funds and ITC cash grant from the U.S. Treasury.

Once the Jersey Valley power plant reaches certain operational targets and meets other conditions precedent, we have the ability to borrow additional funds under the OFC 2 Senior Secured Notes.

Supplemental Information

During 2013, we made progress in increasing the injection capacity of the Jersey Valley power plant, which has been limiting generation in its early years. We expect the results of the work, which was completed in January 2014, to allow us to operate at a capacity of 12MW once completed.

Mammoth Complex

Location	Mammoth Lakes, California

Generating Capacity	29 MW

Number of Power Plants	Three (G-1, G-2, and G-3).

Technology	The Mammoth complex utilizes air cooled binary systems.

Subsurface Improvements	Ten production wells and five injection wells are connected to the plants through a gathering system.

Major Equipment	Two new OECs and six Turbo-expanders together with the Balance of Plant equipment.

Age	The G-1 plant commenced commercial operations in 1984 and G-2 and G-3 commenced commercial operation in 1990. We recently replaced the equipment at the G-1 plant with new OECs.

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

We purchased land at Mammoth that was owned by a third party. This purchase reduced royalty expenses for the Mammoth complex.

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

The produced fluid has no scaling potential.

Resource Cooling	In the last year the temperature was stabilized and there is no notable decline, although one degree Fahrenheit per year was observed during the prior 20 years of production.

Power Purchaser	G1 and G3 - PG&E and G2 -Southern California Edison.

PPA Expiration Date	G-1 and G-3 — 2034, G-2 and— 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction.

Supplemental Information	In 2012, we entered into two new PPAs with PG&E, which replaced the current G-1 (December 2013) and G-3 PPAs (April 2013) with Southern California Edison.

In January 2014 we announced that we completed the scope of work needed to bring the G1 geothermal power plant to full capacity. The plant reached commercial operation under the new PPA with PG&E and now receives the full commercial rate defined in the PPA. The refurbishment work required shutting down the G1 plant for most of 2013 but since its completion the complex is generating power at the expected levels. In addition, a refurbishment program for G-3 is currently in process with an expected completion in 2015.

McGinness Hills Power Plant

Location	Lander County, Nevada

Generating Capacity	38 MW

Number of Power Plants	One

Technology	The McGinness Hills power plant utilizes an air cooled binary system.

Subsurface Improvements	Five production wells and three injection wells are connected to the power plant.

Material Equipment	Two air cooled OEC units with the Balance of Plant Equipment.

Age	The power plant commenced commercial operation on July 1, 2012,

Land and Mineral Rights	The McGinness Hills area is comprised of private and BLM leases.

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

The average temperature of the resource is approximately 335 degrees Fahrenheit.

Resource Cooling	The temperature has been stable since the plant began operation with no notable cooling.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company

PPA Expiration Date	2033

Financing	OFC 2 Senior Secured Notes and ITC cash grant from the U.S. Treasury.

Supplemental Information	Succesfull field development and equipment design implemented in the McGinness Hills enabled us to increase its generating capacity to 38MW.

North Brawley Power Plant

Location	Imperial County, California

Generating Capacity	27 MW (See supplemental information below)

Number of Power Plants	One

Technology	The North Brawley power plant utilizes a water-cooled binary system.

Subsurface Improvements

36 wells have been drilled and are connected to the plants through its gathering system. As we improved our knowledge of the reservoir, we moved some of the wells between production and injection and left some idle. Currently, we have 13 wells connected to the production header and 23 wells, connected to the injection header.

Major Equipment	Five OEC units together with the Balance of Plant equipment.

Age	The power plant commenced commercial operation on March 31, 2011.

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

Resource Information

North Brawley production is from deltaic and marine sedimentary sands and sandstones deposited in the subsiding Salton Trough of the Imperial Valley. Based on seismic refraction surveys the total thickness of these sediments in the Brawley area is over 15,000 feet. The shallow production reservoir (from depths of 1,500 to 4,500 feet) that was developed is fed by fractures and matrix permeability and is conductively heated from the underlying fractured reservoir which convectively circulates magmatically heated fluid. Produced fluid salinity ranges from 20,000 to 50,000 ppm, and the moderate scaling and corrosion potential is chemically inhibited. The temperature of the deeper fractured reservoir fluids exceed 525 degrees Fahrenheit, but the fluid is not yet developed because of severe scaling and corrosion potential. The deep reservoir is not dedicated to the North Brawley power plant.

The average produced fluid resource temperature is 335 degrees Fahrenheit.

Resource Cooling	We have not observed a noticeable cooling.

Sources of Makeup Water	Water is provided by the IID.

Power Purchaser	Southern California Edison

PPA Expiration Date	2031

Financing	Corporate funds and ITC cash grant from the U.S. Treasury.

Supplemental Information

Since the North Brawley power plant was placed in service in 2010, it has been much more difficult to operate its geothermal field than other fields, and the power plant has been unable to reach its design capacity of 50 MW. Instead, it has been operating at capacities between 20 MW and 33 MW. This generation level has been achieved following significant additional capital expenditures and a higher than anticipated operating costs.

We plan to continue to sell the generated power from the North Brawley plant to Southern California Edison under the existing PPA at a capacity level of approximately 27 MW and refrain from additional capital investment to expand the capacity until further geological analysis is completed and/or a higher energy rate will be secured.

As noted above, during the fourth quarter of 2012 we recognized an impairment charge of $229.1 million for this plant.

OREG 1 Power Plant

Location	Four gas compressor stations along the Northern Border natural gas pipeline in North and South Dakota.

Generating Capacity	22 MW

Number of Units	Four

Technology	The OREG 1 power plant utilizes our air cooled OEC units.

Major Equipment	Four WHOH and four OEC units together with the Balance of Plant equipment.

Age	The OREG 1 power plant commenced commercial operations in 2006.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Basin Electric Power Cooperative

PPA Expiration Date	2031

Financing	Corporate funds.

OREG 2 Power Plant

Location	Four gas compressor stations along the Northern Border natural gas pipeline; one in Montana, two in North Dakota, and one in Minnesota.

Generating Capacity	22 MW

Number of Units	Four

Technology	The OREG 2 power plant utilizes our air cooled OEC units.

Major Equipment	Four WHOH and four OEC units together with the Balance of Plant equipment.

Age	The OREG 2 power plant commenced commercial operations during 2009.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Basin Electric Power Cooperative

PPA Expiration Date	2034

Financing	Corporate funds.

OREG 3 Power Plant

Location	A gas compressor station along Northern Border natural gas pipeline in Martin County, Minnesota.

Generating Capacity	5.5 MW

Number of Units	One

Technology	The OREG 3 power plant utilizes our air cooled OEC units.

Major Equipment	One WHOH and one OEC unit along with the Balance of Plant equipment.

Age	The OREG 3 power plant commenced commercial operations during 2010.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Great River Energy

PPA Expiration Date	2029

Financing	Corporate funds.

OREG 4 Power Plant

Location	A gas compressor station along natural gas pipeline in Denver, Colorado.

Generating Capacity	3.5 MW

Number of Units	One

Technology	The OREG 4 power plant utilizes our air cooled OEC units.

Major Equipment	Two WHOH and one OEC unit together with the Balance of Plant Equipment.

Age	The OREG 4 power plant commenced commercial operations during 2009.

Land	Easement from Trailblazer Pipeline Company.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Highline Electric Association

PPA Expiration Date	2029

Financing	Corporate funds.

Supplemental Information

The OREG 4 power plant was tested for impairment in the third quarter of 2012 due to continued low run time of the compressor station that serves as its heat source, which resulted in low power generation and revenue.

As a result, during the third quarter of 2012 we recognized an impairment charge of $7.3 million for this plant.

Ormesa Complex

Location	East Mesa, Imperial County, California

Generating Capacity	54 MW

Number of Power Plants	Four (OG I, OG II, GEM 2 and GEM 3)

Technology	The OG plants utilize a binary system and the GEM plants utilize a flash system. The complex uses a water cooling system.

Subsurface Improvements	31 production wells and 53 injection wells connected to the plants through a gathering system.

Material Major Equipment	32 OEC units and two steam turbines with the Balance of Plant equipment.

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

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The resource temperature is an average of 305 degrees Fahrenheit. Production is from sandstones.

Productive sandstones are between 1,800 and 6,000 feet, and have only matrix permeability. The currently developed thermal anomaly was created in geologic time by conductive heating and direct outflow from an underlying convective fracture system. Produced fluid salinity ranges from 2,000 ppm to 13,000 ppm, and minor scaling and corrosion potential is chemically inhibited.

Resource Cooling	One degree Fahrenheit per year was observed during the past 20 years of production.

Sources of Makeup Water	Water is provided by the IID.

Power Purchaser	Southern California Edison under a single PPA.

PPA Expiration Date	2018

Financing	OFC Senior Secured Notes and ORTP Transaction.

Puna Complex

Location	Puna district, Big Island, Hawaii

Generating Capacity	38 MW

Number of Power Plants	Two

Technology	The Puna plants utilize our geothermal combined cycle and binary systems. The plants use an air cooled system.

Subsurface Improvements	Five production wells and four injection wells connected to the plants through a gathering system. We drilled a sixth production well, which we have not connected to the site yet.

Major Equipment

One plant consists of ten OEC units made up of ten binary turbines, ten steam turbines and two bottoming units along with the Balance of Plant equipment. The second plant consists of two OEC units along with Balance of Plant equipment.

Age	The first plant commenced commercial operations in 1993. The second plant was placed in service in 2011 and commenced commercial operation in 2012.

Land and Mineral Rights

The Puna area is comprised of a private lease. The private lease is between PGV and KLP and it expires in 2046. PGV pays an annual rental payment to KLP, which is adjusted every five years based on the CPI.

The state of Hawaii owns all mineral rights (including geothermal resources) in the state. The state has issued a Geothermal Resources Mining Lease to KLP, and KLP in turn has entered into a sublease agreement with PGV, with the state’s consent. Under this arrangement, the state receives royalties of approximately three percent of the gross revenues.

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

We are currently in discussions with HELCO to convert the avoided costs 25 MW contract to a fixed price contract.

Steamboat Complex

Location	Steamboat, Washoe County, Nevada

Generating Capacity	78 MW

Number of Power Plants	Six (Steamboat 2 and 3, Burdette (Galena 1), Steamboat Hills, Galena 2 and Galena 3).

Technology	The Steamboat complex utilizes a binary system (except for Steamboat Hills, which utilizes a single flash system). The complex uses air and water cooling systems.

Subsurface Improvements	24 production wells and nine injection wells connected to the plants through a gathering system.

Major Equipment	10 individual air cooled OEC units and one steam turbine together with the Balance of Plant Equipment.

Age	The power plants commenced commercial operation in 1992, 2005, 2007 and 2008. During 2008, the Rotoflow expanders at Steamboat 2 and 3 were replaced with four turbines manufactured by us.

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

We have easements for the transmission lines we use to deliver power to our power purchasers.

Resource Information	The resource temperature is an average of 285 degrees Fahrenheit.

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

Resource Cooling

Historically, the resource temperature declined at two degrees Fahrenheit per year, however, since the expansion of the complex, the rate of decline has been approximately five degrees Fahrenheit per year. We are looking at options to moderate the temperature decline.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Sources of Makeup Water	Water is provided by condensate and the local utility.

Power Purchaser	Sierra Pacific Power Company (for Steamboat 2 and 3, Burdette (Galena1), Steamboat Hills, and Galena 3) and Nevada Power Company (for Galena 2).

PPA Expiration Date	Steamboat 2 and 3 — 2022, Burdette (Galena1) — 2026, Steamboat Hills — 2018, Galena 3 — 2028, and Galena 2 — 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction (Steamboat 2 and 3, and Burdette (Galena1)) and OPC Transaction (Steamboat Hills, Galena 2, and Galena 3)

Supplemental information	In an attempt to increase the output of the plant we have acquired land adjacent to the complex and are evaluating a resource development program on that land.

Tuscarora Power Plant

Location	Elko County, Nevada

Projected Generating Capacity	18 MW

Number of Power Plants	One

Technology	The Tuscarora power plant utilizes a water cooled binary system.

Subsurface Improvements	Three production and six injection wells are connected to the power plant.

Major Equipment	Two water cooled OEC units with the Balance of Plant equipment.

Age	The power plant commenced commercial operation on January 11, 2012.

Land and Mineral Rights	The Tuscarora area is comprised of private and BLM leases.

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

The resource temperature averages 342 degrees Fahrenheit.

Resource Cooling	We expect gradual decline in the cooling trend from two degrees Fahrenheit per year in the next two to three years, to less than one degree Fahrenheit per year over the long term.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Sources of Makeup Water	Water is provided from five water makeup wells.

Power Purchaser	Nevada Power Company

PPA Expiration Date	2032

Financing	OFC 2 Senior Secured Notes and ITC cash grant from the U.S. Treasury.

Foreign Operating Power Plants

The following descriptions summarize certain industry metrics for our foreign operating power plants:

Amatitlan Power Plant (Guatemala)

Location	Amatitlan, Guatemala

Generating Capacity	20 MW

Number of Power Plants	One

Technology	The Amatitlan power plant utilizes an air cooled binary system and a small back pressure steam turbine (1 MW).

Subsurface Improvements	Five production wells and two injection wells connected to the plants through a gathering system.

Major Equipment	One steam turbine and two OEC units together with the Balance of Plant equipment.

Age	The plant commenced commercial operation in 2007.

Land and Mineral Rights

Total resource concession area (under usufruct agreement with INDE) is for a term of 25 years from April 2003. Leased and company owned property is approximately three percent of the concession area. Under the agreement with INDE, the power plant company pays royalties of 3.5% of revenues up to 20.5 MW and two percent of revenues exceeding 20.5 MW.

The generated electricity is sold at the plant fence. The transmission line is owned by INDE.

Resource Information	The resource temperature is an average of 526 degrees Fahrenheit.

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

Supplemental Information

During 2013, we drilled a new well at the same location of an old plugged production well, by using new technology and larger casing diameter, which enabled us to increase the generating capacity back to 20 MW.

The power plant was registered by the United Nations Framework Convention on Climate Change as a Clean Development Mechanism. It is expected to offset emissions of approximately 83,000 tons of CO2 per year.

Olkaria III Complex (Kenya)

Location	Naivasha, Kenya

Generating Capacity	110 MW

Number of Power Plants	Four (Olkaria III Phase 1 and Olkaria III Phase 2, together Plant 1, Plant 2 and Plant 3).

Technology	The Olkaria III complex utilizes an air cooled binary system.

Subsurface Improvements	16 production wells and four injection wells connected to the plants through a gathering system.

Major Equipment	11 OEC units together with the Balance of Plant equipment.

Age	Plant 3 commenced commercial operation in January 2014 and plant 2 in April 2013. The first phase of Plant 1commenced operation in 2000 and the second phase in 2009.

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

Resource Cooling	The resource temperature is stable.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchaser	KPLC

PPA Expiration Date	2033

Financing	Senior secured project finance loan from OPIC and a subordinated loan from DEG.

Zunil Power Plant (Guatemala)

Location	Zunil, Guatemala

Generating Capacity	24 MW

Number of Power Plants	One

Technology	The Zunil power plant utilizes an air cooled binary system.

Major Equipment	Seven OEC units together with the Balance of Plant equipment.

Age	The plant commenced commercial operation in 1999.

Land and Mineral Rights	The land owned by the plant includes the power plant, workshop and open yards for equipment and pipes storage.

Pipelines for the gathering system transit through a local agricultural area’s right of way acquired by us.

The geothermal wells and resource are owned by INDE.

Our produced power is sold at our property line; power transmission lines are owned and operated by INDE.

Resource Information

The Zunil geothermal reservoir is hosted in Tertiary volcanic rocks which include overly fractured granodiorite. Production wells produce a reservoir from 536-572 degrees Fahrenheit to a depth of approximately 2,860-4,300 feet. A shallow steam cap exists in the production area of the field, and most of the wells produce high enthalpy fluid due to the presence of two-phase conditions in their feed zones. The wells target northwest- and northeast-trending fractures for permeability. These fractures are also thought to control upwelling from the volcanically-heated source. The upwelling fluids form a steam cap, and fluids and steam reach the surface along fractures, forming springs and fumaroles throughout the geothermal field

Resource Cooling	The resource temperature is stable.

Access to Property	Direct access to public roads.

Power Purchaser	INDE

PPA Expiration Date	2034

Financing	Senior secured project loan from IFC and CDC that was repaid in full in November 2011.

Supplemental Information	In January 2014, we signed an amendment with INDE to extend the term of the PPA by 15 years until 2034.

The PPA amendment also transfers operation and management responsibilities of the Zunil geothermal field from INDE to Ormat for the term of the amended PPA in exchange for an increase in tariff. Additionally, INDE exercised its right under the PPA to become a partner in the Zunil power plant and to hold a three percent equity interest.

Currently, the power plant generates approximately 13 MW due to lack of sufficient geothermal resource supply. We plan to improve the heat supply to gradually increase generation, subject to monitoring and assessment of the geothermal reservoir. We expect that this improvement and the increase in tariff will increase the energy portion of revenues.

According to the PPA amendment, payments for the Zunil plant will be made as follows:
•	Capacity payment:

	o	Until 2019, the capacity payment will be calculated based on 24 MW capacity regardless of the actual performance of the power plant.
	o	From 2019 and onwards, the capacity payment will be based on actual delivered capacity and the capacity rate will be reduced.
•	Energy payment:
	o	From January 2014 until 2034, the energy payment will include a geothermal field O&M rate based on actual delivered energy in addition to the energy rate on actual delivered energy.

	o	From 2019 and onwards, the energy rate on delivered energy will increase and will compensate the reduction in capacity price.

Projects under Construction

We are in varying stages of construction of domestic projects, some of them we fully released and are in different stages of construction and two projects are each in an initial stage of construction.

The following is a description of projects in California and Nevada with an expected total generating capacity of 40MW that were released and are in different stages of construction.

Heber Solar PV Project (U.S.)

Location	Imperial County, California

Projected Generating Capacity	10 MW (24,500 MWh per year)

Projected Technology	Solar PV

Condition	Completed most of the work and awaiting the completion of the interconnction facilities.

Land	The Heber Solar area is comprised of land that we own.

Access to Property	Direct access to public roads from the leased property and access across the leased property.

Power Purchaser	IID

PPA Expiration Date	20 years after date of COD.

Financing	Corporate funds.

Projected Operation	2014

Supplemental Information	We expect interconnection work to be completed by the end of the first quarter of 2014. We are considering the option of selling the project prior to completion.

McGinness Hills Phase 2 (U.S.)

Location	Lander County, Nevada

Projected Generating Capacity	30 MW

Projected Technology	The McGinness Hills Phase 2 power plant will utilize a binary system.

Material Equipment	Power plant equipment and the Balance of Plant.

Condition	Field development is in process.

Subsurface Improvement	We completed the drilling of the first production well.

Land and Mineral Rights	The McGinness Hills phase 2 area is comprised of private and BLM leases.

The leases of the McGinness Hills area are production of the McGinness Hills plant, as described above in “Description of Our Leases and Lands”.

The rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Resource Information	The expected average temperature of the resource is approximately 335 degrees Fahrenheit.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company.

Financing	Corporate funds. We expect to finance this project under the OFC 2 Senior Secured Notes.

Projected Operation	Mid-2015

The following is a description of projects in California and Nevada with an expected total generating capacity of 50 MW that are each in an initial stage of construction:

Carson Lake Project (U.S.)

Location	Churchill County, Nevada

Projected Generating Capacity	20 MW

Projected Technology	The Carson Lake power plant will utilize a binary system.

Condition	Initial stage of construction; currently on hold.

Subsurface Improvements	On hold.

Land and Mineral Rights	The Carson Lake area is comprised of BLM leases.

The leases are currently held by the payment of annual rental payments, as described above in “Description of Our Leases and Lands.”

Unless steam is produced in commercial quantities, the primary term for these leases will expire commencing August 31, 2016.

The project’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Power Purchaser	We have not executed a PPA.

Financing	Corporate funds.

Projected Operation	To be determined.

Supplemental Information	Permitting documentation for the power plant was completed.

CD4 Project (Mammoth Complex) (U.S.)

Location	Mammoth Lakes, California

Projected Generating Capacity	30 MW

Projected Technology	The CD4 power plant will utilize an air cooled binary system.

Condition	Initial stage of construction.

Subsurface Improvements	We have completed one production well and one injection well. Continued drilling is subject to receipt of additional permits.

Land and Mineral Rights	The total Mammoth area is comprised mainly of BLM leases, which are held by production and are the subject of a unitization agreement.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Power Purchaser	We have not executed a PPA.

Financing	Corporate funds.

Projected Operation	To be determined.

Supplemental Information

As part of the process to secure a transmission line, we are participating in the Southern California Edison Wholesale Distribution Access Tariff Transition Cluster Generator Interconnection Process (WDAT LGIA) to deliver energy into the Southern California Edison system at the Casa Diablo Substation. Southern California Edison completed phase I and phase II cluster studies and the WDAT LGIA is being reviewed while re-evaluation of the system upgrades is being completed due to changes in the participants in the cluster study.

 Future Projects

Projects under Various Stages of Development

We also have projects under various stages of development in the United States, Honduras, and Indonesia. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria.

The following is a description of the projects currently under various stages of development and for which we are able to estimate their expected generating capacity. Upon completion of these projects, the generating capacity of the geothermal projects would be up to approximately 122 MW (representing our interest). However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2014.

Crump Geyser Project (U.S.)

In October 2010, we and AER (formerly NGP) agreed to jointly develop, construct, own and operate one or more geothermal power plants in the Crump Geyser Area located in Lake County, Oregon. All activities will be carried out through CGC, a limited liability company that is owned equally by our wholly owned subsidiary, Ormat Nevada, and AER.

We will be the EPC contractor for the project, which is expected to be up to 20MW and be placed in service gradually. The project will utilize our proprietary generating equipment and other Balance of Plant equipment. We will also be the Operator and provide operating and maintenance services to CGC.

According to the original agreement, we have to meet certain conditions by June 30, 2014.

e-Bay REG Project (U.S.)

 In September 2013, we entered a Joint Development Agreement with eBay Inc. for the development of a five-megawatt REG power plant to be constructed in Utah. The Joint Development Agreement allows Ormat and eBay Inc. to advance negotiations on a 20-year term contract and begin preliminary development work to supply cleaner electricity to eBay Inc.'s new Salt Lake City-based data center.

Platanares Project (Honduras)

In December 2013, we completed the asset acquisition of the Geotérmica Platanares geothermal project in Honduras from ELCOSA, a privately owned Honduran energy company, upon satisfaction of the required conditions precedent. We will hold the assets, including the project’s wells, land, permits and a Power Purchase Agreement for up to 35 MW with ENEE, the national utility of Honduras, under a BOT structure for 15 years from commercial operation of the first phase. Under certain circumstances the agreement can be extended by up to one year.

Platanares is a late-stage development geothermal project whose previous owners conducted exploration work. We plan to begin phased development of the project and start drilling wells early this year. Once the well field is appraised, we will determine the expected capacity and begin construction on the first phase anticipated to be approximately 18 MW and to reach commercial operation in late 2016 or the beginning of 2017.

Sarulla Project (Indonesia)

We are a member of a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia, of approximately 330 MW. We own 12.75% of the project directly through our 100% owned special purpose entity and through 12.75% ownership in an Indonesian special purpose entity that will develop and operate the project.

The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a JOC and ESC, amendments to both of which were signed on April 4, 2013. Under the JOC, PT Pertamina Geothermal Energy (PGE), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years. In addition to our equity holdings in the consortium, we designed the Sarulla plant and will supply our OECs to the power plant. As a supplier, we expect to recognize revenues of $254 million related to the equipment sale over the construction period. The supply contract was signed in October 2013.

The consortium has started preliminary testing and development activities at the site and signed an EPC and a drilling contract with an unrelated third party. The project will be constructed in three phases of 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. Construction is expected to begin after the consortium obtains financing, which is expected to occur in the first half of 2014, but a limited notice to proceed has already been issued by the consortium members to the EPC contractor. The first phase is scheduled to commence operations in 2016, and the remaining two phases are scheduled to be completed in stages within 18 months thereafter.

The project is expected to obtain construction and term loans under a limited or non-recourse financing package of direct loans from the Japan Bank for International Cooperation (JBIC) and the Asian Development Bank (which obtained board approval in December 2013), as well as loans to be provided by five commercial banks (the MLAs). The MLAs are expected to be backed by political risk guarantees from JBIC.

Wister Project (U.S.)

We plan to develop the Wister project on private leases located in Imperial County, California. We expect the first phase of the project to be 30 MW. Exploration activity under this program has started.

Since it became clear that Wister will not be able to meet the PPA milestones and the transmission line (which is not under our responsibility) will not be ready on time, the PPA was recently terminated with no penalty.

Exploration Prospects

We have a substantial land position that is expected to support future development on which we have started or plan to start exploration activity. Our land position is comprised of various leases and private land for geothermal resources of approximately 284,678 acres in 27 prospects including the following:

Nevada [12]

1.	Argenta	Under exploration studies;

2.	Aqua Quieta	Completed exploration studies;

3.	Baltazar	Completed exploration studies;

4.	Beowawe	Under exploration studies;

5.	Dixie Hope	Under exploratory drilling (includes Dixie Meadows- Comstock, which we presented as a separate prospect in the past);

6.	Don A. Campbell expansion	Under resevoir evaluation studies;

7.	Edwards Creek	Under exploratory drilling;

8.	Hycroft	Under exploration studies;

9.	Tungsten Mountain	Under exploratory drilling;

10.	Tuscarora	Completed exploration studies;

11.	Trinity	Under exploration studies; and

12.	South Jersey	Lease acquired but no further action has yet been taken.

California [2]

1.	East and North Brawley	Deep resource lease acquired but no further action has yet been taken; and

2.	Rhyolite Plateau	Lease acquired but no further action has yet been taken.

Hawaii [3]

1.	Ulupalakua (Maui)	Completed exploration studies;

2.	Kula	Lease acquired but no further action has yet been taken; and

3.	Kona	Under exploration studies.

Oregon [3]

1.	Glass Buttes — Midnight Point	Completed exploration studies; awaiting permits to start exploratory drilling (includes Mahogany, which we presented as a separate prospect in the past);

2.	Newberry — Twilight	Started exploratory drilling; and

3.	Lakeview/ Goose Lake	Completed exploration studies.

Alaska [1]

1.	Mount Spurr	Performed exploration drilling at the site.

Utah [1]

1.	Whirlwind Valley	Under exploration studies.

New Mexico [1]

1.	Rincon	Under exploration studies.

Guatemala [2]

1.	Amatitlan Phase II	Completed exploration studies; expected to start exploratory drilling.

2.	Tecumburu	Under exploration studies.

New Zealand [1]

1.	Tikitere	Signed BOT agreement; submitted request to obtain permits for exploratory drilling.

Indonesia [1]

1.	Huu Dompu	Land rights obtained but no further action has yet been taken;

In addition, we have exploration concessions for geothermal resources of approximately 336,131 acres in the following prospects:

Chile [6]

1.	San Pablo	Under exploration studies;

2.	Aroma	Under exploration studies;

3.	Mariman	Under exploration studies; we have recently submitted an application for exploitation license;

4.	Quinohuen	Under exploration studies; we have recently submitted an application for exploitation license;

5.	San Jose II	Under exploration studies; and

6.	Sollipulli	Under exploration studies; we have recently submitted an application for exploitation license.

We also have an option to enter into geothermal leases covering more than 264,000 acres under a lease option agreement with Weyerhaeuser Company and agreement to conduct exploration activity at Warm Springs Tribe. We are currently exploring the following prospects:

Oregon [5]

1.	Foley Hot Springs	Started exploration studies.

2.	Silver Lake	Started exploration studies.

3.	Summer Lake	Started exploration studies.

4.	Winema	Started exploration studies; and

5.	Warm Springs Tribe	Started exploration studies.

Others

GDC (Kenya). A joint venture in which we own 51% recently won an award to negotiate an Energy Conversion agreement for a 30MW project in Kenya as part of GDC’s activity to accelerate the development of geothermal power in the country. GDC is a Kenyan company owned by the Kenyan Government.

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

●

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

●

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

Backlog

We have a product backlog of approximately $165.0 million as of February 26, 2014, which includes revenues for the period between January 1, 2014 and February 26, 2014, compared to $262.2 million as of February 15, 2013, which included revenues for the period between January 1, 2013 and February 15, 2013.

The following is a breakdown of the Product Segment backlog as of February 26, 2014 (in millions):

	Expected Completion of the Contract	Sales Expected to be Recognized in 2014					Sales Expected to be Recognized in the years following 2014	Expected Until End of Contract
		Q1	Q2	Q3	Q4	Total
Geothermal	2014	$49.0	$44.0	$28.0	$17.0	$138.0	$-	$138.0
Recovered Energy	2014	-	-	-	-	-	-	-
Remote Power Units	2014	-	2.0	8.0	2.0	12.0	-	12.0
Other	2017	1.0	2.0	2.0	2.0	7.0	8.0	15.0
Total		$50.0	$48.0	$38.0	$21.0	$157.0	$8.0	$165.0

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

The main companies competing with us in the geothermal sector in the United States are CalEnergy, Calpine Corporation, Terra-Gen Power LLC, Enel Green Power S.p.A and other smaller-sized pure play developers. Outside the United States, in many cases our competitors are companies that gained experience developing geothermal projects in their own countries and are now seeking to take this experience and develop geothermal projects in other countries. The main ones are Chevron Corporation, Energy Development Corporation (EDC) from the Philippines, Mighty River Power (MRP) and Contact Energy Limited from New Zealand, Origin Energy from Australia, Tata Group from India and Enel Green Power from Italy. Additionally, we see competition from small country specific companies. While the geothermal industry is characterized by high barriers to entry, national electric utilities or state-owned oil companies might also enter the market.

In obtaining new PPAs, we also face competition from companies engaged in the power generation business from other renewable energy sources, such as wind power, biomass, solar power and hydro-electric power. In the last few years, competition from the wind and solar power generation industries has increased significantly.

As a geothermal company, we are focused on niche markets where our site-specific and base load advantages can allow us to develop competitive projects.

  Product Segment

Our competitors among power plant equipment suppliers are divided into: high enthalpy and low enthalpy competitors. The main high enthalpy competitors are industrial steam turbine manufacturers such as Mitsubishi Heavy Industries, LTD, Fuji Electric Co., Ltd. and Toshiba of Japan, GE/Nuovo Pignone brand and Ansaldo Energia of Italy, and Alstom S.A. of France.

The low enthalpy competitors are either binary systems manufacturers using the Organic Rankine Cycle such as Fuji Electric Co., Ltd of Japan, Atlas Copco Company, Exergy of Italy, and Mitsubishi Heavy Industries, LTD (which recently acquired Turboden), or systems integrators such as Turbine Air Systems and Geothermal Development Associates of the U.S. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity (which is approximately 90%), an increase in competition, which we are currently experiencing, has started to impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to a reduction in the prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

In the REG business, our competitors are other Organic Rankine Cycle manufacturers (such as GE and Mitsubishi/Turboden), manufactures that use Kalina technology (such as Geothermal Energy Research & Development Co., Ltd in Japan), as well as other manufacturers of conventional steam turbines.

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

Customers

All of our revenues from the sale of electricity in the year ended December 31, 2013 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental and private utility entities. Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), HELCO, and SCPPA accounted for 14.2%, 17.6%, 9.2% and 1.7% of revenues, respectively, for the year ended December 31, 2013. Based on publicly available information, as of December 31, 2013, the issuer ratings of Southern California Edison, HELCO, Sierra Pacific Power Company, Nevada Power Company, and SCPPA were as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB+ (stable outlook)	A3 (possible upgrade)
HELCO	BBB- (stable outlook)	Baa1(under review)
Sierra Pacific Power Company	BBB+ (stable outlook)	Baa2 (under review)
Nevada Power Company	BBB+ (stable outlook)	Baa2 (under review)
SCPPA	A- (Negative outlook)	Aa3 (stable outlook)
Pacific, Gas and Electric	BBB- (Negative outlook)	Aa3 (stable outlook)

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

Employees

As of December 31, 2013, we employed 1,123 employees, of which 481 were located in the United States, 531 were located in Israel and 111 were located in other countries. We expect that future growth in the number of our employees will be mainly attributable to the purchase and/or development of new power plants.

None of our employees are represented by a labor union, and we have never experienced any labor dispute, strike or work stoppage. We consider our relations with our employees to be satisfactory. We believe our future success will depend on our continuing ability to hire, integrate, and retain qualified personnel.

In the United States, we currently do not have employees represented by unions recognized by the company under collective bargaining agreements. However, a union has filed a petition with the National Labor Relations Board (NLRB) in an attempt to organize our employees in our Puna complex in Hawaii. The NLRB ruled that a certification of representative should be issued. The Company appealed the NLRB decision and the matter is currently under litigation in the federal Court of Appeals for the Ninth Circuit in California.

We have no collective bargaining agreements with respect to our Israeli employees. However, by order of the Israeli Ministry of Industry, Trade and Labor, the provisions of a collective bargaining agreement between the Histadrut (the General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (which includes the Industrialists Association) may apply to some of our Israeli non-managerial, finance and administrative, and sales and marketing personnel. This collective bargaining agreement principally concerns cost of living increases, length of the workday, minimum wages and insurance for work-related accidents, annual and other vacation, sick pay, and determination of severance pay, pension contributions, and other conditions of employment. We currently provide such employees with benefits and working conditions which are at least as favorable as the conditions specified in the collective bargaining agreement.

Insurance

We maintain business interruption insurance, casualty insurance, including flood, volcanic eruption and earthquake coverage, and primary and excess liability insurance, as well as customary worker’s compensation and automobile, marine transportation insurance and such other commercial insurance, if any, as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas or as may be required by any of our PPAs, or any lease, financing arrangement, or other contract. To the extent any such casualty insurance covers both us and/or our power plants, and any other person and/or plants, we generally have specifically designated as applicable solely to us and our power plants “all risk” property insurance coverage in an amount based upon the estimated full replacement value of our power plants (provided that earthquake, volcanic eruption and flood coverage may be subject to annual aggregate limits depending on the type and location of the power plant) and business interruption insurance in an amount that also varies from power plant to power plant.

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

FERC's regulations under PURPA exempt owners of small power production Qualifying Facilities that use geothermal resources as their primary source and other Qualifying Facilities that are 30 MW or under in size from regulation under the PUHCA 2005, from many provisions of the FPA and from state laws relating to the financial, organization and rate regulation of electric utilities.

With respect to the FPA, FERC's regulations under PURPA do not exempt from the rate provisions of the FPA sales of energy or capacity from Qualifying Facilities larger than 20 MW in size that are made (a) pursuant to a contract executed after March 17, 2006 that is not a contract made pursuant to a state regulatory authority’s implementation of PURPA or (b) not pursuant to another provision of a state regulatory authority’s implementation of PURPA. The practical effect of this final rule is to require owners of Qualifying Facilities that are larger than 20 MW in size to obtain market-based rate authority from FERC if they seek to sell energy or capacity other than pursuant to a contract executed before March 17, 2006 pursuant to a state regulatory authority’s implementation of PURPA or pursuant to a provision of a state regulatory authority’s implementation of PURPA. However, the rule protects a Qualifying Facility’s rights under any contract or obligation for the sale of energy in effect or pending approval before the appropriate state regulatory authority or non-regulated electric utility on August 8, 2005. Until that contract expires, is terminated or is materially modified, the Qualifying Facility will not be required to file for market based rates.

In addition, PURPA and FERC’s regulations under PURPA require that electric utilities offer to purchase electricity generated by Qualifying Facilities at a rate based on the purchasing utility’s incremental cost of purchasing or producing energy (also known as “avoided cost”). However, FERC's regulations under PURPA also allow FERC, upon request of a utility, to terminate a utility’s obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to either: (i) independently administered, auction-based day ahead, and real time markets for energy and wholesale markets for long-term sales of capacity; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC regulations protect a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. FERC has granted the request of California investor-owned utilities for a waiver of the mandatory purchase obligation for Qualifying Facilities larger than 20 MW in size.

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

FPA

Pursuant to the FPA the FERC has exclusive jurisdiction over the rates for most wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined on a market basis through competitive bidding or negotiation. FERC's regulations under PURPA exempt owners of small power production Qualifying Facilities that use geothermal resources as their primary source and other Qualifying Facilities that are 30 MW or under in size from many provisions of the FPA. If any of the power plants were to lose its Qualifying Facility status, such power plant could become subject to the full scope of the FPA and applicable state regulations. The application of the FPA and other applicable state regulations to the power plants could require our power plants to comply with an increasingly complex regulatory regime that may be costly and greatly reduce our operational flexibility. Even if a power plant does not lose Qualifying Facility status, if a PPA with a power plant expires, is terminated or is materially modified, the owner of a Qualifying Facility power plant in excess of 20 MW will become subject to rate regulation under the Federal Power Act.

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

A fourth category of permits, that are required in both California and Nevada, includes ministerial permits such as hazardous materials storage and management permits and pressure vessel operating permits. We are also required to obtain water rights permits in Nevada. In addition to permits, there are various regulatory plans and programs that are required, including risk management plans (federal and state programs) and hazardous materials management plans (in California).

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

As of the date of this report, all of the material environmental permits and approvals currently required for our operating power plants have been obtained. We are currently experiencing regulatory delays in obtaining various environmental permits and approvals required for projects in development and construction. These delays may lead to increases in the time and cost to complete these projects. Our operations are designed and conducted to comply with applicable environmental permit and approval requirements. Non-compliance with any such requirements could result in fines and penalties, and would also affect our ability to operate the affected project.

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

Our geothermal operations involve significant quantities of brine (substantially, all of which we reinject into the subsurface) and scale, both of which can contain materials (such as arsenic, lead, and naturally occurring radioactive materials) in concentrations that exceed regulatory limits used to define hazardous waste. We also use various substances, including isopentane and industrial lubricants that could become potential contaminants and are generally flammable. Hazardous materials are also used in our equipment manufacturing operations in Israel. As a result, our projects are subject to domestic and foreign federal, state and local statutory and regulatory requirements regarding the use, storage, fugitive emissions, and disposal of hazardous substances. The cost of investigation and removal or remediation activities associated with a spill or release of such materials could be significant.

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

Regulation of the Electric Utility Industry in our Foreign Countries of Operation

The following is a summary overview of certain aspects of the electric industry in the foreign countries in which we have an operating geothermal power plant. As such, it should not be considered a full statement of the laws in such countries or all of the issues pertaining thereto.

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

Our financial performance depends on the successful operation of our subsidiaries’ geothermal and REG power plants. In connection with such operations, we derived approximately 61.8% of our total revenues for the year ended December 31, 2013 from the sale of electricity. The cost of operation and maintenance and the operating performance of our subsidiaries’ geothermal power and REG plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

●	regular and unexpected maintenance and replacement expenditures;

●	shutdowns due to the breakdown or failure of our equipment or the equipment of the transmission serving utility;

●	labor disputes;

●	the presence of hazardous materials on our power plant sites;

●	continued availability of cooling water supply;

●

catastrophic events such as fires, explosions, earthquakes, landslides, floods, releases of hazardous materials, severe storms, or similar occurrences affecting our power plants or any of the power purchasers or other third parties providing services to our power plants; and

●	the aging of power plants (which may reduce their availability and increase the cost of their maintenance).

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

As mentioned above, the aging of our power plants may reduce their availability and increase maintenance costs due to the need to repair or replace our equipment. For example, in 2013 we replaced old equipment at the Mammoth complex, which were not manufactured by us. Such major maintenance activities impact both the capacity factor of the affected power plant and its operating costs

Our exploration, development, and operation of geothermal energy resources are subject to geological risks and uncertainties, which may result in decreased performance or increased costs for our power plants.

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

We are in the process of developing and constructing a number of new power plants. We entered the solar energy sector of the renewable energy industry and have signed a PPA with IID for a 10 MW Solar PV project in Imperial Valley, California. Our success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering and construction agreements and PPAs, receipt of required governmental permits, obtaining adequate financing, and the timely implementation and satisfactory completion of construction. We may be unsuccessful in accomplishing any of these matters or doing so on a timely basis. Although we may attempt to minimize the financial risks attributable to the development of a project by securing a favorable PPA, obtaining all required governmental permits and approvals and arranging, in certain cases, adequate financing prior to the commencement of construction, the development of a power project may require us to incur significant expenses for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed. Our lack of experience in the Solar PV sector may also affect our ability to successfully develop, construct, finance, and operate the Solar PV power projects.

Currently, we have power plants under exploration, development or construction in the United States, Kenya, Chile, Guatemala, New Zealand, Honduras and Indonesia, and we intend to pursue the expansion of some of our existing plants and the development of other new plants. Our completion of these facilities is subject to substantial risks, including:

●	unanticipated cost increases;

●	shortages and inconsistent qualities of equipment, material and labor;

●	work stoppages;

●	inability to obtain permits and other regulatory matters;

●	failure by key contractors and vendors to timely and properly perform, including in the Solar PV sector where we will use equipment manufactured by others;

●	inability to secure the required transmission capacity;

●	adverse environmental and geological conditions (including inclement weather conditions); and

●	our attention to other projects, including those in the solar energy sector.

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

We may continue to experience lower levels of worldwide demand for energy and face tighter credit markets, as the world economy continues to recover from the disruption in the global credit markets, failures or material business deterioration of investment banks, commercial banks, and other financial institutions, concerns over the European Union debt and currency crisis and significant reductions in asset values across businesses, households and individuals that led to the recent global recession. These conditions may adversely affect both our Electricity and Product Segments. Among other things, we might face:

●	potential adverse impacts on our ability to negotiate waivers or modifications of the terms of existing financing arrangements with existing lenders if and when that might be necessary;

●	potential declines in revenues in our Product Segment due to reduced or postponed orders or other factors caused by economic challenges faced by our customers and prospective customers; and

●

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

Most of our geothermal power plants generally have been financed using leveraged financing structures, consisting of non-recourse or limited recourse debt obligations. As of December 31, 2013, we had approximately $1,077.9 million of total consolidated indebtedness, of which approximately $632.9 million represented non-recourse and limited recourse debt held by our subsidiaries. Each of our projects under development or construction and those projects and businesses we may seek to acquire or construct will require substantial capital investment. Our continued access to capital with acceptable terms is necessary for the success of our growth strategy. Our attempts to obtain future financings may not be successful or on favorable terms.

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

Our international operations expose us to risks related to the application of foreign laws, taxes, economic conditions, labor supply and relations, political conditions, and policies of foreign governments, any of which may adversely affect our business, financial condition, future results and cash flow.

We have substantial operations outside of the United States, both in our Electricity Segment and our Product Segment, that generated aggregate revenues in the amount of $224.6 million for the year ended December 31, 2013, which represented 42.1% of our total revenues for such year. Our foreign operations are subject to regulation by various foreign governments and regulatory authorities and are subject to the application of foreign laws. Such foreign laws or regulations may not provide the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our operations in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. Furthermore, existing laws or regulations may be amended or repealed, and new laws or regulations may be enacted or issued. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the power plants that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such power plants, or our ability to import our products into such countries. Our foreign operations are also subject to significant political, economic and financial risks, which vary by country, and include:

•	changes in government policies or personnel;

•	changes in general economic conditions;

•	restrictions on currency transfer or convertibility;

•	changes in labor relations;

•	political instability and civil unrest;

•	changes in the local electricity and/or geothermal markets;

•	breach or repudiation of important contractual undertakings by governmental entities; and

•	expropriation and confiscation of assets and facilities.

In particular, in regards to our Electricity Segment, in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our Amatitlan and Zunil power plants if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers. In Kenya, recent sentiment suggests increased opposition to the presence of foreign investors generally, including in the electricity sector. Any break-up and potential privatization of KPLC may adversely affect our Olkaria III complex. Although we generally obtain political risk insurance in connection with our foreign power plants, such political risk insurance does not mitigate all of the above-mentioned risks. In addition, insurance proceeds received pursuant to our political risk insurance policies, where applicable, may not be adequate to cover all losses sustained as a result of any covered risks and may at times be pledged in favor of the power plant lenders as collateral. Also, insurance may not be available in the future with the scope of coverage and in amounts of coverage adequate to insure against such risks and disturbances. In regards to our Product segment, since we primarily engage in sales in those markets where there is a geothermal reservoir, any such change might adversely affect geothermal developers in those markets and, subsequently, the ability of such developers to purchase our products. Any or all of these changes could materially adversely affect our business, financial condition, future results and cash flow.

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

A significant portion of our net revenue is attributed to revenues derived from power purchasers under the relevant PPAs. Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), HELCO, and KPLC have accounted for 14.2%, 17.6%, 9.2%, and 11.6%, respectively, of our revenues for the year ended December 31, 2013. There is a risk that any one or more of the power purchasers may not fulfill their respective payment obligations under their PPAs. If any of the power purchasers fails to meet its payment obligations under its PPAs, it could materially and adversely affect our business, financial condition, future results and cash flow.

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

Pursuant to the terms of some of our PPAs with investor-owned electric utilities and public-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity and energy thereunder may result in the imposition of penalties.

Under the PPAs of our Burdette (Galena 1), Desert Peak 2, Galena 2, Galena 3, Jersey Valley, McGinness Hills, Tuscarora North Brawley and Don A. Campbell power plants, we may be required to make payments to the relevant power purchaser in an amount equal to such purchaser’s replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the PPA and which such power purchaser is forced to obtain from an alternate source. All of these plants were in commercial operation in 2013, and to date, except in the case of North Brawley power plant, the shortfall amount has not been material. In the case of North Brawley, which operates below its contract capacity level, the purchaser’s replacement costs are materially lower than the PPA’s energy rate, and therefore we believed no payment is required. In addition, we may be required to make payments to the relevant power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the relevant PPA. We may be subject to certain penalties, and we may also be required to pay liquidated damages if certain minimum performance requirements are not met under certain of our PPAs. With respect to the Brady PPA, we may also be required to pay liquidated damages of approximately $1.5 million (increased by the percent change in GNP deflator) to our power purchaser if the relevant power plant does not maintain availability of at least 85% during applicable peak periods. Any or all of these could materially and adversely affect our business, financial condition, future results and cash flow.

The SRAC for our power purchasers may decline, which would reduce our power plant revenues and could materially and adversely affect our business, financial condition, future results and cash flow.

Under a number of the PPAs for our power plants in California, the price that Southern California Edison pays is based upon its SRAC, which are the incremental costs that it would have incurred had it generated the relevant electrical energy itself or purchased such energy from others. Under settlement agreements between Southern California Edison and a number of power generators in California that are Qualifying Facilities, including our subsidiaries, the energy price component payable by Southern California Edison was fixed through April 2012, but since then and going forward it will be based on Southern California Edison’s SRAC, as determined by the CPUC. These SRAC may vary substantially on a monthly basis, and are expected to be based primarily on natural gas prices for gas delivered to California as well as other factors. The levels of SRAC prices paid by Southern California Edison may decline following the expiration date of the settlement agreements, which in turn would reduce our power plant revenues derived from Southern California Edison under our PPAs and could materially and adversely affect our business, financial condition, future results and cash flow.

In December 2010, a global settlement (Global Settlement) relating primarily to the purchase and payment obligations of investor-owned utilities to Qualifying Facilities was approved by the CPUC and became effective on November 23, 2011. Under the terms of the Global Settlement, existing Qualifying Facilities with “Legacy PPAs” (meaning any PPA that was in effect at the time the Global Settlement went into effect) had the option to choose to enter into a “Legacy PPA Amendment” within 180 days of the effectiveness of the Global Settlement. The Legacy PPA Amendment allowed a Qualifying Facility to choose a pricing methodology option going forward from the “pricing effective date”, which in our case was the end of the fixed rate period that terminated April 2012 under a prior settlement agreement with Southern California Edison until December 31, 2014, after which the SRAC will be tied only to a formula with energy market heat rates. The pricing options that we chose for our PPAs were as follows:

●

In the case of our Ormesa complex and Heber complex PPAs we switched to a new SRAC methodology, which includes fixed rates, declining heat rates, a variable O&M component, an adjustment based on location, and a price adjustment if GHG costs are imposed on the facility, all until December 31, 2014, after which the SRAC will be tied only to a formula with energy market heat rates; and

●

In the case of our Mammoth G2 power plant PPA we switched to the same formula specified in (1) above but with somewhat higher heat rates, no GHG cost adder and no location adjustment (for renewable resources).

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

All of our power plants are subject to extensive regulation, and therefore changes in applicable laws or regulations, or interpretations of those laws and regulations, could result in increased compliance costs, the need for additional capital expenditures or the reduction of certain benefits currently available to our power plants. The structure of domestic and foreign federal, state and local energy regulation currently is, and may continue to be, subject to challenges, modifications, the imposition of additional regulatory requirements, and restructuring proposals. We or our power purchasers may not be able to obtain all regulatory approvals that may be required in the future, or any necessary modifications to existing regulatory approvals, or maintain all required regulatory approvals. In addition, the cost of operation and maintenance and the operating performance of geothermal power plants may be adversely affected by changes in certain laws and regulations, including tax laws.

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

 Environmental laws, ordinances and regulations affecting us can be subject to change and such change could result in increased compliance costs, the need for additional capital expenditures, or otherwise adversely affect us. In addition, our power plants are required to comply with numerous domestic and foreign, federal, regional, state and local statutory and regulatory environmental standards and to maintain numerous environmental permits and governmental approvals required for construction and/or operation. We may not be able to renew, maintain or obtain all environmental permits and governmental approvals required for the continued operation or further development of the power plants. We have not yet obtained certain permits and government approvals required for the completion and successful operation of power plants under construction or enhancement. Our failure to renew, maintain or obtain required permits or governmental approvals, including the permits and approvals necessary for operating power plants under construction or enhancement, could cause our operations to be limited or suspended. Finally, some of the environmental permits and governmental approvals that have been issued to the power plants contain conditions and restrictions, including restrictions or limits on emissions and discharges of pollutants and contaminants, or may have limited terms. If we fail to satisfy these conditions or comply with these restrictions, or with any statutory or regulatory environmental standards, we may become subject to regulatory enforcement action and the operation of the power plants could be adversely affected or be subject to fines, penalties or additional costs.

We could be exposed to significant liability for violations of hazardous substances laws because of the use or presence of such substances at our power plants.

Our power plants are subject to numerous domestic and foreign federal, regional, state and local statutory and regulatory standards relating to the use, storage and disposal of hazardous substances. We use butane, pentane, industrial lubricants, and other substances at our power plants which are or could become classified as hazardous substances. If any hazardous substances are found to have been released into the environment at or by the power plants in concentrations that exceed regulatory limits, we could become liable for the investigation and removal of those substances, regardless of their source and time of release. If we fail to comply with these laws, ordinances or regulations (or any change thereto), we could be subject to civil or criminal liability, the imposition of liens or fines, and large expenditures to bring the power plants into compliance. Furthermore, in the United States, we can be held liable for the cleanup of releases of hazardous substances at other locations where we arranged for disposal of those substances, even if we did not cause the release at that location. The cost of any remediation activities in connection with a spill or other release of such substances could be significant.

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

Our strategy is to continue to expand in the future, including through acquisitions. Integrating acquisitions is often costly, and we may not be able to successfully integrate our acquired companies with our existing operations without substantial costs, delays or other adverse operational or financial consequences. Integrating our acquired companies involves a number of risks that could materially and adversely affect our business, including:

●	failure of the acquired companies to achieve the results we expect;

●	inability to retain key personnel of the acquired companies;

●	risks associated with unanticipated events or liabilities; and

●	the difficulty of establishing and maintaining uniform standards, controls, procedures and policies, including accounting controls and procedures.

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

Construction and operation of our geothermal power plants, recovered energy-based power plants, and Solar PV power plants have benefited, and may benefit in the future, from public policies and government incentives that support renewable energy and enhance the economic feasibility of these projects in regions and countries where we operate. Such policies and incentives include PTCs and ITCs, accelerated depreciation tax benefits, renewable portfolio standards, carbon trading mechanisms, rebates, and mandated feed-in-tariffs, and may include similar or other incentives to end users, distributors, system integrators and manufacturers of geothermal, solar and other power products. Some of these measures have been implemented at the federal level, while others have been implemented by different states within the U.S. or countries outside the U.S. where we operate.

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

In addition, if the transmission system of the IID experiences a force majeure event or a forced outage which prevents it from transmitting the electricity from the Heber complex, the Ormesa complex or the North Brawley power plant to the relevant power purchaser, the relevant power purchaser would not be required to make energy payments for such non-delivered electricity and may not be required to make any capacity payments with respect to the affected power plant so long as such force majeure event or forced outage continues. Our revenues for the year ended December 31, 2013, from the power plants utilizing the IID transmission system, were approximately $77.0 million. The impact of such force majeure would depend on the duration thereof, with longer outages resulting in greater revenue loss. In the event of any such force majeure event, our business, financial condition, future results and cash flows could be materially and adversely affected.

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

Current and future urbanizing activities and related residential, commercial and industrial development may encroach on or limit geothermal activities in the areas of our power plants, thereby affecting our ability to utilize, access, inject, and/or transport geothermal resources on or underneath the affected surface areas. In particular, the Heber power plants rely on an area, which we refer to as the Heber Known Geothermal Resource Area, or Heber KGRA, for the geothermal resource necessary to generate electricity at the Heber power plants. Imperial County has adopted a “specific plan area” that covers the Heber KGRA, which we refer to as the “Heber Specific Plan Area”. The Heber Specific Plan Area allows commercial, residential, industrial and other employment oriented development in a mixed-use orientation, which currently includes geothermal uses. Several of the landowners from whom we hold geothermal leases have expressed an interest in developing their land for residential, commercial, industrial or other surface uses in accordance with the parameters of the Heber Specific Plan Area. Currently, Imperial County’s Heber Specific Plan Area is coordinated with the cities of El Centro and Calexico. There has been ongoing underlying interest since the early 1990s to incorporate the community of Heber. While any incorporation process would likely take several years, if Heber were to be incorporated, the City of Heber could replace Imperial County as the governing land use authority, which, depending on its policies, could have a significant effect on land use and availability of geothermal resources and any future expansion of our Solar PV plant near the Heber complex.

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

In general, our success depends to a significant extent on the performance of our senior management, particularly the continued service of our key employees. Our success also depends on our ability to identify, hire and retain other qualified and experienced key personnel. For example, most recently we have announced that Isaac Angel will become our new Chief Executive Officer effective July 1, 2014, replacing Yehudit Bronicki, who served as our Chief Executive Officer for more than 20 years. This change is commensurate with the expected retirement of Lucien Bronicki, our Chief Technology Officer, and the transition of Yoram Bronicki from serving as our President and Chief Operating Officer to the position of Chairman of our Board of Directors. Although to date we have been successful in identifying, hiring and retaining the services of senior management, we face risks associated with our ability to locate or employ on acceptable terms qualified replacements for our senior management or key employees if their services were no longer available, and with the inherent difficulties and uncertainties of transitioning the Company under the leadership of new management. Our inability to successfully identify, hire and retain any key employee could materially harm our business, financial condition, future results and cash flow.

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

The majority of our senior management and all of our production and manufacturing facilities are located in Israel. Operations in Israel accounted for approximately 25.2%, 18.0% and 22.9% of our operating expenses in the years ended December 31, 2013, 2012 and 2011, respectively. As such, political, economic and security conditions in Israel directly affect our operations.

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

If our Parent, Ormat Industries, defaults on its lease agreement with the Israel Land Administration, or is involved in a bankruptcy or similar proceeding, our rights and remedies under certain agreements pursuant to which we acquired our product business and pursuant to which we sublease our land and manufacturing facilities from our parent may be adversely affected.

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

The agreements pursuant to which most of our subsidiaries have incurred debt restrict the ability of these subsidiaries to pay dividends, make distributions or otherwise transfer funds to us prior to the satisfaction of other obligations, including the payment of operating expenses, debt service and replenishment or maintenance of cash reserves. In the case of some of our power plants that are owned jointly with other partners, there may be certain additional restrictions on dividend distributions pursuant to our agreements with those partners. Further, if we elect to receive distributions of earnings from our foreign operations, we may incur United States taxes on account of such distributions, net of any available foreign tax credits. In all of the foreign countries where our existing power plants are located, dividend payments to us are also subject to withholding taxes. Each of the events described above may reduce or eliminate the aggregate amount of revenues we can receive from our subsidiaries.

Those of our directors and executive officers who also hold positions with our parent may have conflicts of interest with respect to matters involving both companies.

Some of our directors and executive officers also hold positions with our parent. Currently, (i) two of our eight directors are directors and/or officers of Ormat Industries, namely Yehudit Bronicki and Gillon Beck, (ii) our Chief Technology Officer, Lucien Bronicki is a director of Ormat Industries, and (iii) two of our executive officers are also executive officers of Ormat Industries, namely our Chief Financial Officer, Doron Blachar, is the Chief Financial Officer of our parent, and our Senior Vice President — Contract Management and Corporate Secretary, Etty Rosner, is the Corporate Secretary of our parent. These directors and officers owe fiduciary duties to both companies and may have conflicts of interest on matters affecting both us and our parent, and in some circumstances may have interests adverse to our interests. See also the changes in our management described above under "Recent Developments".

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

Certain of our parent company’s shareholders, through their ownership of our parent’s shares, by contract or otherwise, may also affect our management and policies in various respects. As of February 28, 2014 approximately:

●	19.48% of our parent’s ordinary shares were held by Bronicki Investments, a privately held Israeli company that is controlled by Lucien and Yehudit Bronicki.

●	22.50% of our parent’s ordinary shares were held by FIMI.

Bronicki Investments and FIMI are parties to a Shareholders Rights Agreement (the “Shareholder Agreement”) that, among other things, includes joint voting and other arrangements that affect our parent and in certain cases its subsidiaries, including us and our subsidiaries. The principal impact of that Shareholder Agreement on us and our subsidiaries are undertakings that:

●

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

●	subject to any applicable law, use their best efforts to cause (subject to continued holding of certain minimum amounts of our parent’s ordinary shares):

●

the continued service of Yehudit Bronicki as our Chief Executive Officer and of Yoram Bronicki as our President and Chief Operations Officer, in each case for a service period set forth in the Shareholder Agreement.  If either Yehudit Bronicki or Yoram Bronicki is unable to fulfill these positions, Bronicki Investments is entitled to appoint to the applicable position another designee;

●	the appointment of FIMI’s designee to serve as our Chairman of the Board for a service period set forth in the Shareholder Agreement; and

●

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

●

actual or anticipated fluctuations in our results of operations including as a result of seasonal variations in our Electricity Segment-based revenues or variations from year-to-year in our Product Segment-based revenues;

●	variance in our financial performance from the expectations of market analysts;

●	conditions and trends in the end markets we serve, and changes in the estimation of the size and growth rate of these markets;

●	announcements of significant contracts by us or our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	restatements of historical financial results and changes in financial forecasts;

●	loss of one or more of our significant customers;

●	legislation;

●	changes in market valuation or earnings of our competitors;

●	the trading volume of our common stock; and

●	general economic conditions.

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

On August 22, 2012, the SEC adopted new requirements regarding mandatory disclosure for companies regarding their use of "conflict minerals" (including tantalum, tin, tungsten and gold) in their products. In general, while we do not directly purchase or use any of these “conflict minerals” as raw materials in the products we manufacture or as part of our manufacturing processes, we will need to examine whether such minerals are contained in the products supplied to us by third parties and, if so, whether such minerals originate from the Democratic Republic of Congo or adjoining countries. If we utilize any of these minerals and they are necessary to the production or functionality of any of our products or products we are contracted to manufacture, we will need to conduct specified due diligence activities and file with the SEC a report in May 2014 disclosing, among others, whether such minerals originate from the Democratic Republic of Congo or adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, to the extent the rules apply to us, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products, and possibly additional expenses related to any changes to our products we may decide are advisable based upon our due diligence findings. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

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

ITEM 3. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the fiscal year 2013, other than as described below.

●

On December 24, 2012, Laborers’ International Union of North America Local Union No. 783 (LiUNA), an organized labor union, filed a petition in Mono County Superior Court, naming Mono County, California and the Company as defendant and real party in interest, respectively. The petitioners brought this action to challenge the November 13, 2012 decision of the Mono County Board of Supervisors in adopting Resolutions No. 12-78, denying Petitioners' administrative appeal of the Planning Commission's approval of Conditional Use Permit (CUP), adoption of findings under the California Environmental Quality Act (CEQA) and adoption of the final environmental impact report (EIR) for the Mammoth enhancement. The petition asks the court to set aside the approval of the CUP and adoption of the EIR and cause a new EIR to be prepared and circulated.

The Company believes that the petition is without merit and intends to respond and take necessary legal action to dismiss the proceedings.  The Company responded to LiUNA’s petition.  Filing of the petition in and of itself does not have any immediate adverse implications for the Mammoth enhancement.

●	In January 2014, the Company learned that two former employees alleged in a qui tam complaint filed in the United States District Court for the Southern District of California that the Company submitted fraudulent applications and certifications to obtain grants. While the United States Department of Justice has declined to intervene, the former employees may proceed on their own. While we believe the allegations are without merit, we are investigating the allegations and evaluating and assessing the exposure to the Company, if any. The Company does not believe that the allegations of the lawsuit have any merit and will defend itself vigorously if served.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ORA”. Public trading of our stock commenced on November 11, 2004. Prior to that, there was no public market for our stock. As of February 27, 2014, there were 16 record holders of the Company’s common stock. On February 27, 2014, our stock’s closing price as reported on the NYSE was $27.30 per share.

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

Notwithstanding this policy, dividends will be paid only when, as and if approved by our Board of Directors out of funds legally available therefore. The actual amount and timing of dividend payments will depend upon our financial condition, results of operations, business prospects and such other matters as the Board may deem relevant from time to time. Even if profits are available for the payment of dividends, the Board of Directors could determine that such profits should be retained for an extended period of time, used for working capital purposes, expansion or acquisition of businesses or any other appropriate purpose. As a holding company, we are dependent upon the earnings and cash flow of our subsidiaries in order to fund any dividend distributions and, as a result, we may not be able to pay dividends in accordance with our policy. Our Board of Directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy. In addition to the required Board of Directors’ approval for the payment of dividends, the Company can declare as dividends no more than 35% of annual net income as dividends due to restrictions related to its third-party debt (see Note 10 to our consolidated financial statements set forth in Item 8 of this annual report).

We have declared the following dividends over the past two years:

	Dividend
Date Declared	Amount per Share	Record Date	Payment Date

May 8, 2012	$0.04	May 21, 2012	May 30, 2012
August 1, 2012	$0.04	August 14, 2012	August 23, 2012
August 6, 2013	$0.04	August 19, 2013	August 29, 2013
November 6, 2013	$0.04	November 20, 2013	December 4, 2013

High/Low Stock Prices

The following table sets forth the high and low sales prices of our common stock for the years ended December 31, 2012 and 2013, and from January 1, 2014 until February 27, 2014:

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013	January 1 to February 27, 2014
High	$21.05	$22.24	$21.50	$20.80	$21.75	$23.89	$27.61	$27.95	27.33
Low:	$16.01	$20.60	$17.61	$16.67	$19.55	$19.80	$22.55	$25.00	24.27

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period November 11, 2004 (the date upon which trading of the Company’s common stock commenced) through December 31, 2013 for our common stock, compared to the Standard and Poor’s Composite 500 Index, and two peer groups.

Comparison of Cumulative Returns for the Period November 11, 2004 through December 31, 2013

	11/11/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Ormat Technologies Inc	0.0	9%	74%	145%	267%	112%	152%	97%	20%	29%	81%
Standard & Poor's Composite 500 Index	0%	8%	11%	26%	31%	-20%	-1%	12%	12%	27%	65%
^NEX -Wilder Hill new Energy Global	0%	9%	30%	74%	174%	7%	50%	28%	-23%	-28%	12%
IPP Peers*	0%	22%	26%	79%	79%	77%	107%	119%	131%	165%	187%
Renewable Peers**	0%	41%	19%	63%	204%	20%	45%	-25%	-22%	-30%	-42%

     * IPP Peers are The AES Corporation, NRG Energy Inc., Calpine Corporation and Covanta Holding Corp.

     * Renewable Energy (Renewable) Peers are Acciona S.A. and U.S. Geothermal Inc.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 from our audited consolidated financial statements set forth in Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, set forth in Item 8 of this annual report.

	Year Ended December 31,
	2013	2012 As Revised	2011	2010	2009
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Revenues:
Electricity	$329,747	$314,894	$312,296	$279,947	$241,623
Product	203,492	186,879	113,160	81,410	159,389
Total revenues	533,239	501,773	425,456	361,357	401,012
Cost of revenues:
Electricity	232,874	237,415	235,609	233,894	172,453
Product	140,547	135,346	76,072	53,277	112,450
Total cost of revenues	373,421	372,761	311,681	287,171	284,903
Gross margin	159,818	129,012	113,775	74,186	116,109
Operating expenses:
Research and development expenses	4,965	6,108	8,801	10,120	10,502
Selling and marketing expenses	24,613	15,718	16,053	13,302	14,222
General and administrative expenses	29,188	28,066	27,366	26,937	25,908
Impairment charges	—	236,377	—	—	—
Write-off of unsuccessful exploration activities	4,094	2,639	—	3,050	2,367
Operating income (loss)	96,958	(159,896)	61,555	20,777	63,110
Other income (expense):
Interest income	1,332	1,201	1,427	343	639
Interest expense, net	(73,776)	(64,069)	(69,459)	(40,473)	(16,241)
Foreign currency translation and transaction gains (losses)	5,085	242	(1,350)	1,557	(1,695)
Income attributable to sale of tax benefits	19,945	10,127	11,474	8,729	15,515
Gain on acquisition of controlling interest	—	—	—	36,928	—
Gain from extinguishment of liability	—	—	—	—	13,348
Other non-operating income, net	1,592	590	671	130	200
Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	51,136	(211,805)	4,318	27,991	74,876
Income tax benefit (provision)	(13,552)	(1,827)	(48,240)	1,700	(14,714)
Equity in income (losses) of investees, net	(250)	(2,522)	(959)	998	2,136
Income (loss) from continuing operations	37,334	(216,154)	(44,881)	30,689	62,298
Discontinued operations:
Income from discontinued operations (including gain on disposal of $3,646, $0, $0, $6,336 and $0, respectively)	5,311	4,811	2,452	9,141	6,971
Income tax provision	(614)	(1,264)	(295)	(2,602)	(716)
Total income from discontinued operations	4,697	3,547	2,157	6,539	6,255
Net income (loss)	42,031	(212,607)	(42,724)	37,228	68,553
Net loss (income) attributable to noncontrolling interest	(793)	(414)	(332)	90	298
Net income (loss) attributable to the Company's stockholders	$41,238	$(213,021)	$(43,056)	$37,318	$68,851

	Year Ended December 31,
	2013	2012 As Revised	2011	2010	2009
	(Dollars in thousands, except per share data)
Earnings (losses) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$0.81	$(4.77)	$(1.00)	$0.67	$1.38
Discontinued operations	0.10	0.08	0.05	0.15	0.14
Net income (loss)	$0.91	$(4.69)	$(0.95)	$0.82	$1.52
Diluted:
Income (loss) from continuing operations	$0.81	$(4.77)	$(1.00)	$0.67	$1.37
Discontinued operations	0.10	0.08	0.05	0.15	0.14
Net income (loss)	$0.91	$(4.69)	$(0.95)	$0.82	$1.51

Weighted average number of shares used in computation of earnings (losses) per share attributable to the Company's stockholders:
Basic	45,440	45,431	45,431	45,431	45,391
Diluted	45,475	45,431	45,431	45,452	45,533

Cash dividend per share declared during the year	$0.08	$0.08	$0.13	$0.27	$0.25

Balance Sheet Data (at end of year):

Cash and cash equivalents	$57,354	66,628	99,886	82,815	46,307
Working capital	103,001	64,100	98,415	66,932	55,652
Property, plant and equipment, net (including construction-in process)	1,741,163	1,649,014	1,889,083	1,696,101	1,517,288
Total assets	2,159,433	2,087,523	2,314,718	2,043,328	1,864,193
Long-term debt (including current portion)	1,077,857	1,030,928	1,025,010	789,669	624,442
Notes payable to Parent (including current portion)	—	—	—	—	9,600
Equity	745,111	695,607	906,644	945,227	911,695

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

Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala, and Kenya, as well as REG plants in the United States.

For the year ended December 31, 2013, our total revenues increased by 6.3% (from $501.8 million to $533.2 million) over the previous year.

For the year ended December 31, 2013, Electricity Segment revenues were $329.7 million, compared to $314.9 million for the year ended December 31, 2012, an increase of 4.7%, and Product Segment revenues for the year ended December 31, 2013 were $203.5 million, compared to $186.9 million during the year ended December 31, 2012, an increase of 8.9%.

During the years ended December 31, 2013 and 2012, our consolidated power plants generated 4,253,489 MWh and 3,942,293 MWh, respectively, an increase of 7.9%

For the year ended December 31, 2013, our Electricity Segment represented approximately 61.8% of our total revenues (62.8% in 2012), while our Product Segment represented approximately 38.2% of our total revenues (37.2% in 2012).

In the year ended December 31, 2013, approximately 68.5% of our Electricity Segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

The energy rates under the PPAs in California for each of the Ormesa complex, the Heber 1 and Heber 2 power plants in the Heber complex and the G2 power plant in the Mammoth complex (the California SO#4 PPAs) change based primarily on fluctuations in natural gas prices; and

●	The prices paid for the electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil.

We have reduced our exposure to fluctuations in the price of natural gas and oil until December 31, 2014 by entering into derivatives contracts. In the year ended December 31, 2013, we recorded a loss of $5.0 million in electricity revenues related to these contracts.

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

To comply with obligations under their respective PPAs, certain of our project subsidiaries are structured as special purpose, bankruptcy remote entities and their assets and liabilities are ring-fenced, and such assets are not generally available to pay our debt (other than debt at the respective project subsidiary level).  However, these project subsidiaries are allowed to pay dividends and make distributions to us of all available and unrestricted cash flows generated by their assets.

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

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. During the 1990s, growth and development in the geothermal industry occurred primarily in foreign markets and only minimal growth and development occurred in the United States. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as costs for electricity generated from geothermal resources have become more competitive. Recently, much of this is attributable to legislative and regulatory requirements and incentives, such as state renewable portfolio standards and federal tax credits. The ARRA further encourages the use of geothermal energy through PTCs or ITCs as well as cash grants (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below). In response, the geothermal industry in the United States has seen a wave of new entrants and, over the last several years, consolidation involving smaller developers. We believe that the future demand for energy generated from geothermal and other renewable resources in the United States will be driven by further commitment and implementation of renewable portfolio standards as well as the introduction of additional tax incentives. The trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties:

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

●

Our focus continues to be organic growth through exploration, development, construction of new projects and enhancements of existing power plants along with increasing operational efficiency of our operating portfolio. We expect that our investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment from year to year. In addition, we routinely look at acquisition opportunities.

●

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In 2011, the first phase of the EPA “Tailoring Rule” took effect. The Tailoring Rule sets thresholds addressing the applicability of the permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to certain major sources of GHG emissions. Federal legislation or additional federal regulations addressing climate change are possible. In June 2013 President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. In addition, several states and regions are already addressing legislation to reduce GHG emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of GHG emissions and aims to reduce GHG emissions to 1990 levels by 2020. On October 20, 2011 the CARB adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. In addition to California, twenty U.S. states have set GHG emissions reduction targets and two states have reduction goals. Regional initiatives, such as the Western Climate Initiative (which includes California and four Canadian provinces) and the Midwest GHG Reduction Accord (which includes six U.S. states and one Canadian province), are also being developed to reduce GHG emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted RPS, renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020 and instituted a tradable REC program. SBX1-2 is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SBX1-2 and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and selling electricity from our projects.

In June 2013, the Nevada state legislature passed three bills that were signed by Nevada’s Governor and are expected to support renewable energy development in the state. Senate bill (SB) No. 123 calls for the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 350 MW of electric generating capacity from renewable energy facilities. Senate Bill 252 revises provisions relating to the renewable portfolio standard by removing energy efficiency, solar multipliers, and station usage from generating portfolio energy credits. Finally, Assembly Bill (AB) No. 239 Revised Statutes 701A.340 defines geothermal energy as renewable energy for purposes of tax abatements and makes geothermal projects eligible for partial sales and property tax abatements, with property tax abatements for a period of twenty years and local sales and use tax abatements for three years.

●

Outside of the United States, in November 2012 United States, Brunei, and Indonesia formed the Asia-Pacific comprehensive partnership and President Obama announced the allocation of $6.0 billion for green energy development in Asia. Also, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7.0 billion in Sub-Saharan Africa over the following five years, with the aim of doubling access to power. The Sub-Sahara Africa includes three countries (Ethiopia, Kenya and Tanzania) that have large geothermal potential as well as operating geothermal power plants. We accelerated our efforts to expand business development activities in those areas by, among other things, participating in new applicable bids. In addition, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-

term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

●

In the Electricity Segment, we expect competition from the wind and solar power generation industry to continue. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase and the amount of renewable energy under contract may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that base load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resource. Also, geothermal power plants positively impact electrical grid stability and provide valuable ancillary services because of their base load nature while the intermittent renewables create integration costs. In the geothermal industry, we are experiencing a notable decrease in competition, specifically in the acquisition of geothermal leases. The reduced level of competition has contributed to a decrease in lease costs.

●

In the Product Segment, we expect increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to a reduction in the prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

●

The changing natural gas landscape, the resulting effect on natural gas pricing (in either direction) and the corresponding implications for electric utilities and other producers of electricity in terms of planning for and choosing a source of fuel, will affect the pricing under our PPAs that have SRAC pricing, as described below.

●

The 38 MW Puna complex has three PPAs, of which the 25 MW PPA has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil we recently signed a fixed rate PPAs for the rest of the complex and we are currently negotiating a fixed price for the 25 MW PPA as well. In the meantime, we have entered into put and swap contracts to reduce our exposure to fluctuations in the energy rate caused by fluctuations in oil prices through December 31, 2014. Our use of derivative instruments for this purpose has increased, and likely will continue to be used to manage volatility in revenues, net profit and certain other line items in our financial statements.

●

We had PPAs for the Ormesa, Mammoth and Heber complexes for a total of 161 MW that were fixed until May 1, 2012. Thereafter, the energy price component under these PPAs changed from a fixed rate to a variable rate based on SRAC pricing that is impacted by natural gas prices. In 2013, we signed new fixed rate PPAs that reduced our current exposure to SRAC by 18 MW and by additional 44 MW in 2016. We have entered into swap transactions at a fixed average price of $4.0 per MMbtu in 2013 and $4.07 per MMbtu in 2014 to reduce further our exposure to fluctuations in natural gas prices through December 31, 2014. Our use of derivative instruments for this purpose has increased, and likely will continue to be used to manage volatility in revenues, net profit and certain other items in our financial statements.

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

●

Our foreign operations are subject to significant political, economic and financial risks, which vary by country. As of the date of this annual report, those risks include the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●

FERC's regulations under PURPA allow FERC to terminate, upon the request of a utility, the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this change in law to affect our U.S. power plants significantly, as all of our current PPAs are long-term. FERC has granted the California investor-owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 68.5% of our Electricity revenues for the year ended December 31, 2013 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143 MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate. In each of the years ended December 31, 2012 and 2013, we entered into derivative transactions in an attempt to reduce our exposure to fluctuations in the prices of natural gas and oil from these PPA until December 31, 2014.

Our Electricity Segment revenues are also subject to seasonal variations, as more fully described in “Seasonality” below.

Our PPAs generally provide for energy payments alone, or energy and capacity payments. Generally, capacity payments are payments calculated based on the amount of time that our power plants are available to generate electricity. Some of our PPAs provide for bonus payments in the event that we are able to exceed certain target capacity levels and the potential forfeiture of payments if we fail to meet certain minimum target capacity levels. Energy payments, on the other hand, are payments calculated based on the amount of electrical energy delivered to the relevant power purchaser at a designated delivery point. The rates applicable to such payments are either fixed (subject, in certain cases, to certain adjustments) or are based on the relevant power purchaser’s avoided costs. Our more recent PPAs generally provide for energy payments alone with an obligation to compensate the off-taker for its incremental costs as a result of shortfalls in our supply.

Revenues attributable to our Product Segment fluctuate between periods, mainly based on our ability to receive customer orders and the status and timing of such orders. Larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate (sometimes, extensively) from period to period. In both 2011 and 2012, we experienced a significant increase in our Product Segment customer orders, which has increased our Product Segment backlog. The backlog for our Product Segment as of February 15, 2014, is described above in Item 1 — “Business”.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues (dollars in thousands)			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Revenues:
Electricity	$329,747	$314,894	$312,296	61.8%	62.8%	73.4%
Product	203,492	186,879	113,160	38.2	37.2	26.6
Total	$533,239	$501,773	$425,456	100.0%	100.0%	100.0%

Geographic Breakdown of Revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the years indicated:

	Revenues (dollars in thousands)			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Electricity Segment:
United States	$246,112	$246,070	$249,740	74.6%	78.1%	80.0%
Foreign	83,635	68,824	62,556	25.4	21.9	20.0
Total	$329,747	$314,894	$312,296	100.0%	100.0%	100.0%

Product Segment:
United States	$55,101	$21,374	$—	27.1%	11.4%	0.0%
Foreign	148,391	165,505	113,160	72.9	88.6	100.0
Total	$203,492	$186,879	$113,160	100.0%	100.0%	100.0%

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices (mainly for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas & Electric in California for the Heber 1 and 2 power plants in the Heber complex, the Mammoth complex, the Ormesa complex, and the North Brawley power plant are higher in the months of June through September. As a result, we receive, and expect to continue to receive in the future, higher revenues during such months. In the winter, our power plants produce more energy principally due to the lower ambient temperature, which has a favorable impact on our energy revenues. However, the higher payments payable by Southern California Edison and Pacific Gas & Electric Company in the summer months have a more significant impact on our revenues than that of the higher energy revenues generally generated in winter due to increased efficiency. As a result, our electricity revenues are generally higher in the summer than in the winter.

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants our principal cost of revenues also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.2% and 4.3% of Electricity Segment revenues for the years ended December 31, 2013 and December 31, 2012, respectively.

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

Cash, Cash Equivalents, and Short-Term Bank Deposit

Our cash, cash equivalents, and a short-term bank deposit as of December 31, 2013 decreased to $57.4 million from $69.6 million as of December 31, 2012. This decrease is principally due to: (i) our use of $220.1 million to fund capital expenditures; (ii) repayment of $68.4 million of long-term debt; (iii) $13.4 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” below); and (iv) $11.9 million of cash used to repurchase portion of Ormat Funding LLC (OFC) Senior Secured Notes. This decrease was partially offset by: (i) an additional $90.0 million of net proceeds from the disbursement from Tranche II and III of the OPIC Loan, as described below under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $86.8 million derived from operating activities during the year ended December 31, 2013; (iii) a net change in restricted cash and cash equivalents of $25.5 million; (iv) $31.4 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” below); (v) net proceeds of $38.4 million we drew down under our revolving credit lines with commercial banks; (vi) a cash grant of $14.7 million received from the U.S. Treasury under Section 1603 of the ARRA in the third quarter of 2013 relating to our Brawley geothermal power plant; and (vii) net proceeds of $7.7 million from the sale of our interest in the Momotombo power plant. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of December 31, 2013 was $485.1 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $325.2 million (including $210.9 million of letters of credit) as of December 31, 2013.

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

Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write-off costs associated with the project that were previously capitalized. For example, during the years ended December 31, 2013, and 2012, we determined that the geothermal resource at four and five of our exploration projects, respectively, would not support commercial operations and as such, we abandoned those sites. As a result of this determination, we expensed $4,094,000 and $2,639,000 of capitalized costs during the years ended December 31, 2013 and 2012, respectively. Due to the uncertainties inherent in geothermal exploration, these historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $69,639,000 and $67,565,000 at December 31, 2013 and 2012, respectively. Of this amount, $30,141,000 and $33,985,000 relates to up-front bonus payments at December 31, 2013 and 2012, respectively.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. The significant assumptions that we use in estimating our undiscounted future cash flows include (i) projected generating capacity of the power plant and rates to be received under the respective PPA and (ii) projected operating expenses of the relevant power plant. Estimates of future cash flows used to test recoverability of a long-lived asset under development also include cash flows associated with all future expenditures necessary to develop the asset. If future cash flows are less than the assumptions we used in such estimates, we may incur impairment losses in the future that could be material to our financial condition and/or results of operations.

If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for year ended December 31, 2013, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

The North Brawley geothermal power plant and the OREG 4 REG power plant were tested for impairment in 2012 as described in Note 6 of our consolidated financial statements.

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

We evaluate our ability to utilize the deferred tax assets quarterly and assess the need for the valuation allowance. In assessing the need for a valuation allowance, we estimate future taxable income, considering the feasibility of ongoing tax planning strategies and the realization of tax loss carryforwards. Valuation allowances related to deferred tax assets can be affected by changes in tax laws, statutory tax rates, and future taxable income. We have recorded a valuation allowance related to our U.S. deferred tax assets. In the future, if there is sufficient evidence that we will be able to generate sufficient future taxable income in the U.S., we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, which are these with a greater than 50%, likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, we recognize between 0 to 100% of the tax benefit. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, we do not recognize any tax benefit in the consolidated financial statements. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations.

New Accounting Pronouncements

See Note 1 to our consolidated financial statements set forth in Item 8 of this annual report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different years described below may be of limited utility due to (i) our recent construction or disposition of new power plants and enhancement of acquired power plants and (ii) fluctuation in revenues from our Product Segment.

	Year Ended December 31,
	2013	2012 As Revised	2011

	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$329,747	$314,894	$312,296
Product	203,492	186,879	113,160
	533,239	501,773	425,456
Cost of revenues:
Electricity	232,874	237,415	235,609
Product	140,547	135,346	76,072
	373,421	372,761	311,681
Gross margin:
Electricity	96,873	77,479	76,687
Product	62,945	51,533	37,088
	159,818	129,012	113,775
Operating expenses:
Research and development expenses	4,965	6,108	8,801
Selling and marketing expenses	24,613	15,718	16,053
General and administrative expenses	29,188	28,066	27,366
Impairment charges	—	236,377	—
Write-off of unsuccessful exploration activities	4,094	2,639	—
Operating income (loss)	96,958	(159,896)	61,555
Other income (expense):
Interest income	1,332	1,201	1,427
Interest expense, net	(73,776)	(64,069)	(69,459)
Foreign currency translation and transaction gains (losses)	5,085	242	(1,350)
Income attributable to sale of tax benefits	19,945	10,127	11,474
Other non-operating income, net	1,592	590	671
Income (loss) from continuing operations, before income taxes and equity in income of investees	51,136	(211,805)	4,318
Income tax provision	(13,552)	(1,827)	(48,240)
Equity in losses of investees, net	(250)	(2,522)	(959)
Income (loss) from continuing operations	37,334	(216,154)	(44,881)
Discontinued operations:
Income from discontinued operations (including gain on disposal of $3,646, $0 and $0, respectively)	5,311	4,811	2,452
Income tax provision	(614)	(1,264)	(295)
Total income from discontinued operations	4,697	3,547	2,157
Net income (loss)	42,031	(212,607)	(42,724)
Net income attributable to noncontrolling interest	(793)	(414)	(332)
Net income (loss) attributable to the Company's stockholders	$41,238	$(213,021)	$(43,056)
Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$0.81	$(4.77)	$(1.00)
Discontinued operations	0.10	0.08	0.05
Net Income (loss)	$0.91	$(4.69)	$(0.95)
Diluted:
Income (loss) from continuing operations	$0.81	$(4.77)	$(1.00)
Discontinued operations	0.10	0.08	0.05
Net Income (loss)	$0.91	$(4.69)	$(0.95)
Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company's stockholders:
Basic	45,440	45,431	45,431
Diluted	45,475	45,431	45,431

	Year Ended December 31,
	2013	2012 As Revised	2011

Statements of Operations Percentage Data:
Revenues:
Electricity	61.8%	62.8%	73.4%
Product	38.2	37.2	26.6
	100.00	100.00	100.00
Cost of revenues:
Electricity	70.6	75.4	75.4
Product	69.1	72.4	67.2
	70.0	74.3	73.3
Gross margin:
Electricity	29.4	24.6	24.6
Product	30.9	27.6	32.8
	30.0	25.7	26.7
Operating expenses:
Research and development expenses	0.9	1.2	2.1
Selling and marketing expenses	4.6	3.1	3.8
General and administrative expenses	5.4	5.6	6.4
Impairment charges	0.0	47.1	0.0
Write-off of unsuccessful exploration activities	0.8	0.5	0.0
Operating income (loss)	18.2	(31.9)	14.5
Other income (expense):
Interest income	0.2	0.2	0.3
Interest expense, net	(13.7)	(12.8)	(16.3)
Foreign currency translation and transaction gains (losses)	1.0	0.0	(0.3)
Income attributable to sale of tax benefits	3.7	2.0	2.7
Other non-operating income, net	0.3	0.1	0.2
Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	9.6	(42.2)	1.0
Income tax provision	(2.5)	(0.4)	(11.3)
Equity in losses of investees, net	(0.0)	(0.5)	(0.2)
Income (loss) from continuing operations	7.0	(43.1)	(10.5)
Discontinued operations:
Income from discontinued operations (including gain on disposal of $3,646, $0 and $0, respectively)	1.0	1.0	0.6
Income tax provision	(0.1)	(0.3)	(0.1)
Total income from discontinued operations	0.9	0.7	0.5
Net income (loss)	7.9	(42.4)	(10.0)
Net income attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)
Net income (loss) attributable to the Company's stockholders	7.7%	(42.5)%	(10.1)%

Comparison of the Year Ended December 31, 2013 and the Year Ended December 31, 2012

Total Revenues

Total revenues for the year ended December 31, 2013 were $533.2 million, compared to $501.8 million for the year ended December 31, 2012, which represented a 6.3% increase in total revenues. This increase was attributable to both our Product and Electricity Segments, in which revenues increased by 8.9% and 4.7%, respectively, over the corresponding period in 2012.

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2013 were $329.7 million, compared to $314.9 million for the year ended December 31, 2012, which represented a 4.7% increase in such revenues. This increase was primarily due to a $37.3 million increase in revenues from our: (i) Olkaria III Plant 2, which commenced commercial operation at the beginning of May 2013; (ii) a full year of operations of the McGinness Hills power plant in 2013 compared to only six months in 2012; and (iii) Tuscarora power plant, which started to receive commercial rates in the second quarter of 2012. This increase was partially offset by: (i) an $11.0 million decrease resulting from the impact of natural gas prices on the energy rates in our SO#4 PPAs in California, which at the beginning of May 2012 changed from a fixed rate to a variable rate; (ii) a $4.5 million net decrease due to reduced generation in some of our power plants and a reduction in energy rates in our Puna and Amatitlan power plants; and (iii) a net loss of $5.0 million on derivative contracts on oil and natural gas prices, compared to a net gain of $2.3 million over the corresponding period in 2012. Power generation in our power plants increased by 7.9% from 3,942,293 MWh in the year ended December 31, 2012 to 4,253,489 MWh in the year ended December 31, 2013.

Product Segment

Revenues attributable to our Product Segment for the year ended December 31, 2013 were $203.5 million, compared to $186.9 million for the year ended December 31, 2012, which represented an 8.9% increase. The increase in our Product Segment revenues reflects the increase in new customer orders that we secured in 2012 and 2013.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2013 was $373.4 million, compared to $372.8 million for the year ended December 31, 2012. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2013 decreased to 70.0%, compared to 74.3% for the year ended December 31, 2012. The decrease was attributable to a decrease in cost of revenues in our Electricity offset by an increase in our Product Segments.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2013 was $232.9 million, compared to $237.4 million for the year ended December 31, 2012, which represented a 1.9% decrease. This decrease was primarily due to a decrease in depreciation in our: (i) North Brawley power plant as a result of an impairment for the plant we recorded in the fourth quarter of 2012 and (ii) Mammoth complex, due to fully depreciating a portion of its equipment in previous periods as a result of the planned refurbishment and purchase of new equipment. The decrease was primarily offset by additional cost of revenues from our new plants, the Olkaria III Plant 2, which commenced commercial operation at the beginning of May 2013 and McGinness Hills power plant, which commenced commercial operations in July 2012. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2013 was 70.6%, compared to 75.4% for the year ended December 31, 2012.

Product Segment

Total cost of revenues attributable to our Product Segment for the year ended December 31, 2013 was $140.5 million, compared to $135.3 million for the year ended December 31, 2012, which represented an 3.8% increase. As a percentage of total Product Segment revenues, our total cost of revenues attributable to the Product Segment for the year ended December 31, 2013 was 69.1%, compared to 72.4% for the year ended December 31, 2012. The decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2013 were $5.0 million, compared to $6.1 million for the year ended December 31, 2012, which represented a 18.7% decrease. The research and development expenses are net of grants from the DOE in the amount of $1.6 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, with respect to the EGS project.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2013 were $24.6 million, compared to $15.7 million for the year ended December 31, 2012, which represented a 56.6% increase. The increase was primarily due to a one-time early termination fee in the amount of $9.0 million we paid to SCE relating to the termination of the PPAs for the G1 and G3 power plants in the Mammoth complex, as described under Item 1 – “Business” and from a $2.6 million termination fee paid to NV Energy related to the termination of the Dixie Meadows PPA. The increase was partially offset by lower sales commissions related to our Product Segment due to different commissions mix. Excluding the one-time termination fees, selling and marketing expenses for the year ended December 31, 2013 constituted 2.4% of total revenues for such year, compared to 3.1% of such revenues for the year ended December 31, 2012.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2013 were $29.2 million, compared to $28.1 million for the year ended December 31, 2012. General and administrative expenses for the year ended December 31, 2013, constituted 5.5% of total revenues for such year, compared to 5.6% for the year ended December 31, 2012.

Impairment Charges

There were no impairment charges for the year ended December 31, 2013. The impairment charges for the year ended December 31, 2012 were $236.4 million.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the year ended December 31, 2013.was $4.1 million compared to $2.6 million for the year ended December 31, 2012. The majority of the write-off of unsuccessful exploration activities for the year ended December 31, 2013 represented the costs (including land costs) related to the Drum Mountain prospect in Utah, which we determined in the fourth quarter of 2013 would not support commercial operations. Write-off of unsuccessful exploration activities for the year ended December 31, 2012 represented the write-off of exploration costs (including land costs) related to five exploration sites in Nevada that we determined in the year ended December 31, 2012 would not support commercial operations.

Operating Income (Loss)

Operating income for the year ended December 31, 2013 was $97.0 million, compared to operating loss of $159.9 million for the year ended December 31, 2012. The increase in operating income was principally attributable to: (i) the impairment charges for the year ended December 31, 2012 in the total amount of $236.4 million, as described above; and (ii) the increased gross margins in both our electricity and product segments as discussed above. The increase was partially offset due to the one-time early termination fees of $11.6 million included in selling and marketing expenses discussed above. Operating income attributable to our Electricity Segment for the year ended December 31, 2013 was $54.3 million, compared to operating loss of $190.0 million for the year ended December 31, 2012. Operating income attributable to our Product Segment for the year ended December 31, 2013 was $42.7 million, compared to $30.1 million for the year ended December 31, 2012.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2013 was $73.8 million, compared to $64.1 million for the year ended December 31, 2012, which represented a 15.2% increase. This $9.7 million increase was primarily due to an increase of $6.9 million in interest expense related to the sale of tax benefits, and interest capitalized to our projects under development and construction which decreased which by $4.4 million.

Foreign Currency Translation and Transaction Gains

Foreign currency translation and transactions used to cover our foreign exchange exposure, resulted in gains for the year ended December 31, 2013 of $5.1 million, compared to $0.2 million for the year ended December 31, 2012. The increase was primarily due to gains on foreign currency forward contracts for the year ended December 31, 2013, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction” below) for the year ended December 31, 2013 was $19.9 million, compared to $10.1 million for the year ended December 31, 2012. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $5.4 million and $14.5 million, respectively, in the year ended December 31, 2013, compared to PTCs and taxable income or loss generated by OPC and allocated to the investors in the year ended December 31, 2012.

Income Taxes

Income tax provision for the year ended December 31, 2013 was $13.6 million, compared to $1.8 million for the year ended December 31, 2012. The increase in Income tax provision primarily resulted from the increase in income before taxes of jurisdictions outside of the U.S.. Our effective tax rate for the years ended December 31, 2013 and 2012, was 26.5% and 0.9%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the year ended December 31, 2013, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

For the year ended December 31, 2013 and 2012, we recorded a valuation allowance in the amount of approximately $114.8 million and $113.6 million respectively, against our U.S. deferred tax assets in respect of net operating loss (NOL) carryforwards and unutilized tax credits (PTCs and ITCs). As of December 31, 2013 we had U.S. federal NOLs in the amount of approximately $235.4 million, state NOLs in the amount of approximately $218.1 million, and unutilized tax credits of approximately $71.3 million, all of which can be carried forward for 20 years. The related deferred tax assets totaled approximately $114.8 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $114.8 million was recorded against the U.S. deferred tax assets as of December 31, 2013 as at that point in time, we believed it is more likely than not that the deferred tax assets will not be realized. If sufficient evidence of our ability to generate taxable income is established in the future, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

Income (Loss) from Continuing Operations

Income from continuing operations for the year ended December 31, 2013 was $37.3 million, compared to a loss from continuing operations of $216.2 million for the year ended December 31, 2012. The increase in income from continuing operations of $253.6 million was principally attributable to (i) a $256.3 million increase in operating income, as discussed above; (ii) a $4.8 million increase in foreign currency translation and transaction gains; and (iii) a $9.8 million increase in income attributable to sale of tax benefits. This increase was offset partially by a $9.6 million increase in interest expense, net, and $11.1 million increase in income tax provision.

Discontinued Operations

In June 2013, our wholly-owned subsidiary sold its interest in MPC, the operator of the Momotombo geothermal power plant in Nicaragua to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the year ended December 31, 2013. The operations of MPC for the year ended December 31, 2012, have been included in discontinued operations. Discontinued operations for the years ended December 31, 2013 and 2012 include revenues of $4.9 million and $12.6 million, respectively of MPC.

Net Income (Loss)

Net income for the year ended December 31, 2013 was $42.0 million, compared to net loss of $212.6 million for the year ended December 31, 2012. The increase in net income of $254.6 million was principally attributable to a $253.6 million increase in income from continuing operations, as discussed above.

Comparison of the Year Ended December 31, 2012 and the Year Ended December 31, 2011

Total Revenues

Total revenues for the year ended December 31, 2012 were $501.8 million, compared to $425.5 million for the year ended December 31, 2011, which represented a 17.9% increase in total revenues. This increase was principally attributable to our Product Segment, in which revenues increased by 65.1% over the same period in 2011, principally due to a single order of $130.0 million referred to below, which we received in 2011.

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2012 were $314.9 million, compared to $312.3 million for the year ended December 31, 2011, which represented a 0.8% increase in such revenues. This increase was primarily due to: (i) $23.5 million in revenues from our Tuscarora and McGinness Hills power plants, which commenced commercial operations in January 2012 and July 2012, respectively; (ii) a $2.1 million net increase in revenues from other power plants; and (iii) a net gain of $2.2 million on derivative contracts on oil and natural gas prices, which are described under “Recent Developments” in Item 1 — “Business”. This increase was offset by a $25.2 million decrease resulting from the impact of low natural gas prices on the energy rates in our SO#4 PPAs in California, which in the beginning of May 2012 changed from a fixed rate to a variable rate that is subject to the impact of fluctuations in natural gas prices. The generation of power in our power plants increased by 7.0% from 3,683,369 MWh in the year ended December 31, 2011 to 3,942,293 MWh in the year ended December 31, 2012. Revenues derived from the North Brawley power plant were $15.7 million and $15.3 million, respectively, in the years ended December 31, 2012 and 2011.

Product Segment

Revenues attributable to our Product Segment for the year ended December 31, 2012 were $186.9 million, compared to $113.2 million for the year ended December 31, 2011, which represented a 65.1% increase. The increase in our Product Segment revenues reflects the increase in new customer orders that we secured in 2011 and 2012, largely attributable to the $130.0 million order we received from Mighty River Power Limited for the Ngatamariki Geothermal Field in New Zealand, which was completed in June 2013.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2012 was $372.8 million, compared to $311.7 million for the year ended December 31, 2011, which represented a 19.6% increase. This was primarily due to the increase in cost of revenues from our Product Segment. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2012 was 74.3%, compared to 73.3% for the year ended December 31, 2011.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2012 was $237.4 million, compared to $235.6 million for the year ended December 31, 2011, which represented a 0.8% increase. This slight increase despite the additional cost of revenues from our new power plants, Tuscarora and McGinness Hills which commenced commercial operations in January 2012 and July 2012, respectively, is the result of lower maintenance costs in most of our power plants and specifically at our North Brawley power plant, where we incurred costs of $29.2 million associated with operating and maintaining the plant in the year ended December 31, 2012, compared to $41.8 million in the year ended December 31, 2011. We were able to lower such costs because we were able to improve our operating efficiencies, particularly in the maintenance of our well fields. Cost of revenues for the year ended December 31, 2012 includes $3.3 million of a net proceeds mining tax imposed on us based on an audit performed by the State of Nevada for the years ended December 31, 2008, 2009 and 2010. Although we paid this amount we appealed the decision of the State of Nevada in January 2013 and we believe it is likely that our appeal will be successful, in whole or in part. The cost per MWh for the year ended December 31, 2012, decreased compared to the year ended December 31, 2011. As a percentage of total electricity revenues, the total cost of revenues attributable to our Electricity Segment was 75.4% for the years ended December 2012 and 2011, respectively.

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

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2012 were $15.7 million, compared to $16.1 million for the year ended December 31, 2011, which represented a 2.1% decrease. The decrease resulted from a $1.7 million termination fee to NV Energy for the year ended December 31, 2011, as part of the termination agreement of the PPA and joint operating agreement for the Carson Lake geothermal project, offset by additional selling and marketing expenses associated with the increased Product Segment revenues. Selling and marketing expenses for the year ended December 31, 2012 constituted 3.1% of total revenues for such year, compared to 3.8% for the year ended December 31, 2011.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2012 were $28.1 million, compared to $27.4 million for the year ended December 31, 2011, which represented a 2.6% increase. General and administrative expenses for the year ended December 31, 2012, constituted 5.6% of total revenues for such year, compared to 6.4% for the year ended December 31, 2011.

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

Operating Income (Loss)

Operating loss for the year ended December 31, 2012 was $159.9 million, compared to operating income of $61.6 million for the year ended December 31, 2011. The operating loss was principally attributable to the impairment charges in the total amount of $236.4 million, as described above, partially offset by an increase in our gross margin. Operating loss attributable to our Electricity Segment for the year ended December 31, 2012 was $190.0 million, compared to operating income of $42.9 million for the year ended December 31, 2011. Operating income attributable to our Product Segment for the year ended December 31, 2012 was $30.1 million, compared to $18.6 million for the year ended December 31, 2011.

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

Income Taxes

Income tax provision for the year ended December 31, 2012 was $1.8 million, compared to $48.2 million for the year ended December 31, 2011. The decrease in income tax provision primarily resulted from the decrease in income before taxes.

For the year ended December 31, 2012 and 2011, we recorded a valuation allowance in the amount of approximately $113.6 million and $61.5 million, respectively, against our U.S. deferred tax assets in respect of net operating loss (NOL) carryforwards and unutilized tax credits (PTCs and ITCs). As of December 31, 2012 we had U.S. federal NOLs in the amount of approximately $267.6 million, state NOLs in the amount of approximately $193.4 million, and unutilized tax credits of approximately $70.4 million, all of which can be utilized over 20 years. The related deferred tax assets totaled approximately $176.1 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $113.6 million was recorded against the U.S. deferred tax assets as of December 31, 2012 as, at that point in time, we believed it is more likely than not that the deferred tax assets will not be realized. If sufficient evidence of our ability to generate taxable income is established in the future, we may be required to reduce this valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

Loss from Continuing Operations

Loss from continuing operations for the year ended December 31, 2012 was $216.2 million, compared to $44.9 million for the year ended December 31, 2011. The increase in the loss from continuing operations of $171.3 million was principally attributable to a $221.5 million decrease in operating income, as discussed above, offset by: (i) a $46.4 million decrease in income tax provision; and (ii) a $5.4 million decrease in interest expense, net.

Discontinued Operations

In June 2013, Ormat Holding Corp. sold its stake in MPC, the operator of the Momotombo geothermal power plant in Nicaragua to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. The operations of the MPC for the year ended December 31, 2012 and 2011, have been included in discontinued operations. Discontinued operations for the year ended December 31, 2012 and 2011 include revenues of $12.6 million and 11.6 million, respectively, of MPC.

Net loss

Net loss for the year ended December 31, 2012 was $212.6 million, compared to $42.7 million for the year ended December 31, 2011. The increase in net loss of $169.9 million was principally attributable to increase in the loss from continuing operations in the amount of $164.7 million, as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuances of notes, project financing, tax monetization, short term borrowing under our lines of credit and cash grants we received under the ARRA. We have utilized this cash to develop and construct power generation plants, to fund our acquisitions, and to meet our other cash and liquidity needs.

As of December 31, 2013, we had access to the following sources of funds: (i) $57.4 million in cash, cash equivalents and a short-term bank deposit of which $47.4 million is related to foreign jurisdictions; and (ii) $160.0 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for 2014 include approximately $230.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment, as well as $78.6 million for debt repayment.

We believe that based on our plans to increase our operations outside of the U.S., the cash generated from our operations outside of the U.S. will be reinvested outside of the U.S. In addition, our U.S. sources of cash and liquidity are sufficient to meet our needs in the U.S., and accordingly, we do not currently plan to repatriate the funds we have designated as being permanently invested outside the U.S. If we change our plans, we may be required to accrue and pay U.S. taxes to repatriate these funds.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; (iii) future project financing and refinancing (including construction loans); and (iv) cash grants available to us under the ARRA in respect of the new geothermal power plants that were placed in service before the end of 2013 and the Heber Solar PV plant. Management believes that these sources will address our anticipated liquidity, capital expenditures, and other investment requirements.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. We believe that the transition to variable energy prices under the Ormesa and Mammoth PPAs and the impact of the currently low natural gas prices on the revenues under these PPAs may cause OFC to not meet the DSCR ratio requirements for making distributions, but we do believe that there will not be an event of default by OFC.  As of December 31, 2013 (the last measurement date of the covenants), the actual historical 12-month DSCR was 1.29. There were $90.8 million and $114.1 million of OFC Senior Secured Notes outstanding as of December 31, 2013 and December 31, 2012, respectively.

In January 2014, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $13.2 million. We will recognize a gain of approximately $0.3 million in the first quarter of 2014. In February 2013, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and we recognized a gain of $0.8 million in the year ended December 31, 2013.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December, 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. As of December 31, 2013, the actual historical 12-month DSCR was 1.3. There were $66.2 million and $76.5 million of OrCal Senior Secured Notes outstanding as of December 31, 2013 and December 31, 2012, respectively.

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

Subject to the fulfillment of customary and other specified conditions precedent, the OFC 2 Senior Secured Notes may be issued in up to six distinct series associated with the phased construction (Phase I and Phase II) of the Jersey Valley, McGinness Hills and Tuscarora geothermal power plants, which are owned by the OFC 2 Issuers. The OFC 2 Senior Secured Notes will mature and the principal amount of the OFC 2 Senior Secured Notes will be payable in equal quarterly installments and in any event not later than December 31, 2034. Each series of notes will bear interest at a rate calculated based on a spread over the Treasury yield curve that will be set at least ten business days prior to the issuance of such series of notes. Interest will be payable quarterly in arrears. The DOE guarantees payment of 80% of principal and interest on the OFC 2 Senior Secured Notes pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended. The conditions precedent to the issuance of the OFC 2 Senior Secured Notes include certain specified conditions required by the DOE in connection with its guarantee of the OFC 2 Senior Secured Notes.

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of December 31, 2013 (the last measurement date of the covenants), the historical actual DSCR was 1.79 and the pro-forma 12-month DSCR was 2.25. There were $144.5 million and $150.5 million of OFC 2 Senior Secured Notes outstanding as of December 31, 2013 and 2012, respectively.

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

The OPIC Loan is comprised of three tranches:

•

Tranche I in an aggregate principal amount of $85.0 million, which was drawn in November 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below under “Full Recourse Debt”. The remainder of Tranche I proceeds was used for reimbursement of prior capital costs and other corporate purposes.

•

Tranche II in an aggregate principal amount of $180.0 million was used to fund the construction and well field drilling for Plant 2 of the Olkaria III geothermal power complex. In November 2012, an amount of $135.0 million was disbursed under this Tranche II, and in February 2013, the remaining $45.0 million was distributed under this Tranche II.

•	Tranche III in an aggregate principal amount of $45.0 million was used to fund the construction of Plant 3 of the Olkaria III geothermal power complex and was drawn down in full in November 2013.

In July 2013 we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $80.2 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $174.7 million and matures on June 15, 2030, is 6.31%. In November 2013 we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $45.0 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $39.5 million as of December 31, 2013, has been subordinated to the OPIC Loan.

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

As of December 31, 2013, $299.9 million of the above loan was outstanding.

Amatitlan Loan — Non-Recourse

In May 2009, Ortitlan, one of our subsidiaries, entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW geothermal power plant located in Amatitlan, Guatemala. The loan was provided by TCW Global Project Fund II, Ltd. (TCW). The loan bears interest at a rate of 9.83%, will mature on June 15, 2016, and is payable in 28 quarterly installments. There are various restrictive covenants under the loan, which include: (i) a projected 12-month DSCR of not less than 1.2; and (ii) a long-term debt to equity ratio not to exceed 4.0 (both of which are measured quarterly). If Ortitlan fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders. In addition, subject to certain cure rights, such failure will constitute an event of default. As of December 31, 2013, the projected 12-month DSCR was 1.61, the debt to equity ratio was 2.21, and $31.5 million of this loan was outstanding.

Full-Recourse Third-Party Debt

Union Bank. In February 2012, Ormat Nevada, our wholly owned subsidiary entered into an amended and restated credit agreement with Union Bank. Under the amended and restated agreement, the credit termination date was extended from February 15, 2012 to February 7, 2014, (which was subsequently extended to March 31, 2014, pursuant to Amendment No. 1 to the amended and restated agreement). The aggregate amount available under the credit agreement was increased from $39.0 million to $50.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.58; (ii) the 12-month DSCR was 2.47; and (iii) the distribution leverage ratio was 1.34. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of December 31, 2013, letters of credit in the aggregate amount of $45.6 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada, our wholly owned subsidiary, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line is available to be drawn for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.58; (ii) the 12-month DSCR was 2.47; and (iii) the distribution leverage ratio was 1.34. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of December 31, 2013, letters of credit in the aggregate amount of $20.8 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with five other commercial banks for an aggregate amount of $410.1 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $283.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $202.1 million. The credit agreements mature between end of March 2014 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of December 31, 2013, loans in the total amount of $112.0 were outstanding, and letters of credit with an aggregate stated amount of $144.6 million were issued and outstanding under these credit agreements. The $112.0 million in loans are for terms of three months or less and bear interest at a weighted average rate of 2.56%.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest of 6.5%. As of December 31, 2013, $7.5 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of December 31, 2013, $13.3 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears interest of 5.75%. As of December 31, 2013, $12.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, is payable in ten semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of December 31, 2013, $10.0 million was outstanding under this loan.

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

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European DFIs arranged by DEG. The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. Currently, $39.5 million is outstanding under the DEG Loan (out of which $32.5 million bears interest at a fixed rate).

In October 2012, OrPower 4, DEG and the other parties thereto amended and restated the DEG Loan Agreement. The amendment became effective on November 9, 2012 upon the execution by OrPower 4 of the Tranche I and Tranche II Notes under the OPIC loan and the related disbursements of the proceeds thereof under the OPIC Finance Agreement (as described above under the heading “Non-Recourse and Limited –Recourse Third-Party Debt”). As part of the amendment we prepaid in full two loans under the DEG facility in the total principal amount of approximately $20.5 million. The amended and restated DEG Loan Agreement provides for (i) the release and discharge of all collateral security previously provided by OrPower 4 to the secured parties under the DEG Loan Agreement and the substitution of the Company’s guarantee of OrPower 4’s payment and certain other performance obligations in lieu thereof; (ii) the establishment of a LIBOR floor of 1.25% in respect of one of the loans under the DEG Loan Agreement, and (iii) the elimination of most of the affirmative and negative covenants under the DEG Loan Agreement and certain other conforming provisions as a result of OrPower 4’s execution of the OPIC Finance Agreement and its obligations thereunder.

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of December 31, 2013: (i) total equity was $745.1 million and the actual equity to total assets ratio was 4.49% and (ii) the 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio was 1,020.5 million. During the year ended December 31, 2013, we distributed interim dividends in an aggregate amount of $3.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of December 31, 2013, committed letters of credit in the aggregate amount of $248.9 million remained issued and outstanding, out of which $210.9 million were issued under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt”. In addition, $38.0 million were issued under non-committed lines of credit.

Puna Power Plant Lease Transactions

In May 2005, our Hawaiian subsidiary, PGV, entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island. The transaction was concluded with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction relating to two new geothermal wells that PGV drilled in the second half of 2005 (for production and injection) was completed on December 30, 2005. Pursuant to a 31-year head lease, PGV leased its geothermal power plant to the abovementioned financing parties in return for payments of $83.0 million by such financing parties to PGV, which are accounted for as deferred lease income.

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

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, and the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments are expected to be made until December 31, 2016 and total up to a maximum amount of $11.0 million.

Ormat Nevada will continue to operate and maintain the power plants. Under the agreements, Ormat Nevada will initially receive all of the distributable cash flow generated by the power plants, while JPM will receive substantially all of PTCs and the taxable income or loss (together, the Economic Benefits). JPM’s return is limited by the terms of the transaction. Once JPM reaches a target after-tax yield on its investment in ORTP (the ORTP Flip Date), Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis. At any time during the twelve-month period after the end of the fiscal year in which the ORTP Flip Date occurs (but no earlier than the expiration of five years following the date that the last of the power plants was placed in service for purposes of federal income taxes), Ormat Nevada also has the option to purchase JPM’s remaining interest in ORTP at the then-current fair market value. If Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 18 to our consolidated financial statements set forth in Item 8 of this annual report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.0 million as of December 31, 2013. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividend

The following are the dividends declared by us during the past two years:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date
May 8, 2012	$0.04	May 21, 2012	May 30, 2012
August 1, 2012	$0.04	August 14, 2012	August 23, 2012
August 6, 2013	$0.04	August 19, 2013	August 29, 2013
November 6, 2013	$0.04	November 20, 2013	December 4, 2013

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net cash provided by operating activities	$86,760	$89,471	$132,734
Net cash used in investing activities	(157,153)	(100,790)	(341,002)
Net cash provided by (used in) financing activities	61,119	(21,939)	225,339
Net change in cash and cash equivalents	(9,274)	(33,258)	17,071

For the Year Ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2013 was $86.8 million, compared to $89.5 million for the year ended December 31, 2012. The net decrease of $2.7 million resulted primarily from (i) an increase in net income of $254.7 million from a net loss of $212.6 million in the year ended December 31, 2012 to net income of $42.0 million in the year ended December 31, 2013, as described above, and (ii) an increase in deferred income tax provision, net of $9.2 million in the year ended December 31, 2013, compared to a decrease of $4.7 million in the year ended December 31, 2012. Such increase was partially offset by: (i) an impairment charge of $236.4 million, for the year ended December 31, 2012, as described above; (ii) a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $29.1 million in our Product Segment in the year ended December 31, 2013, compared to $13.3 million in the year ended December 31, 2012, as a result of timing in billing of our customers; and (iii) an increase in receivables of $37.2 million in the year ended December 31, 2013, compared to $3.6 million in the year ended December 31, 2012, as a result of timing of collections from our customers.

Net cash used in investing activities for the year ended December 31, 2013 was $157.2 million, compared to $100.8 million for the year ended December 31, 2012. The principal factors that affected our net cash used in investing activities during the year ended December 31, 2013 were capital expenditures of $204.6 million, primarily for our facilities under construction reduced by: (i) a net decrease of $25.5 million in restricted cash and cash equivalents; (ii) cash grant of $14.7 million received in the year ended December 31, 2013 from the U.S. Treasury under Section 1603 of the ARRA relating to our Brawley geothermal power plant; and (iii) $7.7 million cash received from the sale of our interest in MPC.

Net cash provided by financing activities for the year ended December 31, 2013 was $61.1 million, compared to net cash used in financing activities of $21.9 million for the year ended December 31, 2012. The principal factors that affected the net cash provided by financing activities during the year ended December 31, 2013 were: (i) $90.0 million of net proceeds from the disbursement from Tranche II and III of the OPIC Loan, as described above under “Non-Recourse and Limited-Recourse Third-Party Debt”: (ii) $31.4 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” above); and (iii) a net increase of $38.4 million against our revolving lines of credit with commercial banks, reduced by: (i) $11.9 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $68.4 million; (iii) $13.4 million of cash paid to the Class B membership units of OPC (see “OPC Transaction”); and (iv) the payment of a dividend to our shareholders in the amount of $3.6 million.

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

EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate adjusted EBITDA as net income before interest, taxes, depreciation and amortization, excluding impairment of long-lived assets and including depreciation and amortization. EBITDA and adjusted EBITDA are not measurements of financial performance or liquidity under GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with GAAP. EBITDA and adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and adjusted EBITDA differently than we do. This information should not be considered in isolation or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.

Adjusted EBITDA for the year ended December 31, 2013 was $227.1 million, compared to $185.7 million for the year ended December 31, 2012 and $166.7 million for the year ended December 31, 2011.

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$86,760	$89,471	$132,734
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	67,677	57,711	65,920
Interest income	(1,332)	(1,201)	(1,427)
Income tax provision (benefit)	14,166	3,091	48,535
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	48,203	(199,738)	(79,060)
EBITDA	215,474	(50,666)	166,702
Termination Fee	11,579	—	—
Impairment charges	—	236,377	—
Adjusted EBITDA	$227,053	$185,711	$166,702
Net cash used in investing activities	$(157,153)	$(100,790)	$(341,002)
Net cash provided by financing activities	$61,119	$(21,939)	$225,339

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants; and (ii) the development and construction of new power plants.

We have estimated approximately $176.0 million in capital expenditures for construction of new projects and enhancement of our existing power plants, of which we have invested approximately $37.0 million as of December 31, 2013 and of which we expect to invest $130.0 million in 2014 and the remaining $10.0 million thereafter.

In addition, we estimate approximately $99.0 million in additional capital expenditures in 2014 to be allocated as follows: (i) $45.0 million in development of new projects; (ii) $21.0 million for maintenance capital expenditures of our operating power plants; (iii) $28.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $5.0 million in enhancement of our production facilities.

In the aggregate, we estimate our total capital expenditures for 2014 to be approximately $229.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In September and October 2013, we entered into derivative transactions to reduce our exposure to the price of natural gas, under these PPAs, until December 31, 2014. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO’s avoided costs. Likewise, in October 2013 we entered into derivative transactions to reduce our exposure to the price of oil under the 25 MW PPA of the Puna complex until December 31, 2014.

As of December 31, 2013, 86.3% of our consolidated long-term debt comprised a fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 13.7% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of December 31, 2013, $147.8 million of our long-term debt remained subject to some floating rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services.)

Our cash equivalents are subject to market risk due to changes in interest rates. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value due to changes in interest rates. However, because we classify our debt securities as “available-for-sale”, no gains or losses are recognized due to changes in interest rates unless such securities are sold prior to maturity or declines in fair value are determined to be other-than-temporary.

Another market risk to which we are exposed is potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the NIS. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Currently, we have forward contracts in place to reduce our foreign currency exposure, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2013 and 2012 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of December 31, 2013 and 2012 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2013	2012	2013	2012	Change in the Fair Value of
	(In thousands)
NGI Price	$(3,522)	$(484)	$3,522	$6,097	NGI Swap
NYMEX Heating Oil Price	(3,442)	(439)	3,442	1,037	NYMEX HO2 Swap
ICE Brent Price	-	(122)	-	41	ICE Brent Swap
NYMEX Heating Oil Price	-	790	-	2,988	NYMEX HO2 Fixed Rate Put
ICE Brent Price	-	135	-	429	ICE Brent Fixed Rate Put
Foreign Currency	(3,381)	(5,074)	4,133	7,503	Foreign Currency Forward Contracts
Interest Rate	(2,562)	(3,388)	2,690	3,557	Ormat Funding Corp. (“OFC”)
Interest Rate	(1,298)	(1,550)	1,339	1,650	Orcal Geothermal Inc. (“OrCal”)
Interest Rate	(5,519)	(5,600)	5,962	6,100	OFC 2 LLC (“OFC 2”)
Interest Rate	(379)	(540)	388	560	Loan from DEG
Interest Rate	(11,836)	-	12,683	-	Loan from OPIC
Interest Rate	(328)	(532)	333	468	Loan from TCW
Interest Rate	(4,349)	(5,477)	4,438	5,623	Senior unsecured bonds
Interest Rate	-	(401)	-	99	Loan from institutional investors

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

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2013 (in thousands):

	Payments Due By Period
	Remaining Total	2014	2015	2016	2017	2018	Thereafter

Long-term liabilities principal	$1,077,857	$80,389	$74,386	$201,621	$311,890	$53,954	$355,617
Interest on long-term liabilities (1)	360,538	64,091	59,103	51,687	44,949	23,555	117,153
Future minimum operating lease	55,866	8,647	8,222	8,374	8,747	8,944	12,932
Benefits upon retirement (2)	18,426	4,791	232	1,258	2,517	2,027	7,601
Asset retirement obligation	18,679	—	—	—	—	—	18,679
Purchase commitments (3)	37,300	57,300	—	—	—	—	—
	$1,588,666	$215,218	$141,943	$262,940	$368,103	$88,480	$511,982

(1)

Interest on the OFC Senior Secured Notes due in 2020 is fixed at a rate of 8.25%. Interest on the OrCal Senior Secured Notes due in 2020 is fixed at a rate of 6.21%. Interest on the OFC 2 Senior Secured Notes Series A due in 2032 is fixed at a rate of 4.687%. Interest on the OPIC Loan due in 2030 is fixed at an average rate of 6.29%. Interest on the DEG Loan due in 2018 is fixed for $27.1 million as of December 31, 2013, at a rate of 6.9% and variable on the remaining balance (which as of December 31, 2013 was $12.4 million). Interest on the Amatitlan Loan due in 2016 is fixed at a rate of 9.83%. Interest on a loan from institutional investors due in 2015 is fixed at a rate of 6.5%. Interest on a loan from institutional investors due in 2016 is fixed at a rate of 5.75%. Interest on the Senior Unsecured Bonds due in 2017 is fixed at a rate of 7%. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates). For purposes of the above calculation of interest payments pertaining to variable rate debt, future LIBOR rates were based on constant maturity swaps.

(2)

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their expected retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their expected retirement age.

(3)

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2013, total obligations related to such supplier agreements were approximately $57.3 million (approximately $26.6.million of which relate to construction-in-process). All such obligations are payable in 2014.

The above table does not reflect unrecognized tax benefits of $5.0 million, the timing of which is uncertain. Refer to Note 18 to our consolidated financial statements set forth in Item 8 of this annual report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $61.0 million, the timing of which is uncertain. Refer to Note 12 to our consolidated financial statements as set forth in Item 8 of this annual report for additional discussion of our liability associated with the sale of tax benefits.

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Southern California Edison, HELCO, KPLC and Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy). If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition.

Sierra Pacific Power Company and Nevada Power Company accounted for 17.6%, 15.7%, and 13.3% of our total revenues for the three years ended December 31, 2013, 2012, and 2011, respectively.

Southern California Edison accounted for 14.2%, 18.0%, and 28.5% of our total revenues for the three years ended December 31, 2013, 2012, and 2011, respectively.

KPLC accounted for 11.6%, 8.1%, and 8.3% of our total revenues for the three years ended December 31, 2013, 2012, and 2011, respectively.

HELCO accounted for 9.2%, 9.7%, and 10.9% of our total revenues for the three years ended December 31, 2013, 2012, and 2011, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. If we started construction of a new geothermal power plant in the U.S. by December 31, 2013, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. If we fail to meet the start of construction deadline for such a project, then the 30% credit is reduced to 10%. In lieu of the 30% tax credit (if the project qualifies), we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in 2013 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. The owner of the power plant may not claim both the 30% tax credit and the production-based tax credit. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward. If we claim the ITC, our “tax basis” in the plant that we can recover through depreciation must be reduced by half of the ITC. If we claim the PTC, there is no reduction in the tax basis for depreciation. Companies that placed qualifying renewable energy facilities in service during 2009, 2010 or 2011 or that began construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and placed them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Treasury in an amount equal to the ITC. Likewise, the tax basis for depreciation will be reduced by 50% of the cash grant received. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

Ormat Systems received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income was subject to reduced Israeli income tax rates, which could not exceed 25% for an additional five years until 2010. Ormat Systems was also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007. Thereafter, such income is subject to reduced Israeli income tax rates which cannot exceed 25% for an additional five years until 2013 (see also below). These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are done on an arm’s- length basis, and that the management of Ormat Systems will be located in, and the control will be conducted from Israel during the entire period of the tax benefits. A change in control of Ormat Systems would need to be reported to the Israel Tax Authority in order for Ormat Systems to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax will apply to all qualified income of certain industrial companies, as opposed to the previous law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 16% in 2014 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems had the option either to irrevocably comply with the new law while waiving benefits provided under the previous law or to continue to comply with the previous law during the transition period, with an option to move from the previous law to the new law at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows present fairly, in all material respects, the financial position of Ormat Technologies, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 28, 2014

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012 As Revised
	(Dollars in thousands)
ASSETS
Current assets:

Cash and cash equivalents	$57,354	$66,628
Short-term bank deposit	—	3,010
Restricted cash and cash equivalents (all related to VIEs)	51,065	76,537
Receivables:
Trade	95,365	55,680
Related entity	442	373
Other	11,049	8,632
Due from Parent	382	311
Inventories	22,289	20,669
Costs and estimated earnings in excess of billings on uncompleted contracts	21,217	9,613
Deferred income taxes	523	637
Prepaid expenses and other	29,654	34,144
Total current assets	289,340	276,234
Unconsolidated investments	7,076	2,591
Deposits and other	22,114	36,187
Deferred income taxes	891	21,283
Deferred charges	36,738	35,351
Property, plant and equipment, net ($1,381,083 and $1,188,721 related to VIEs, respectively)	1,452,336	1,252,873
Construction-in-process ($136,947 and $253,775 related to VIEs, respectively)	288,827	396,141
Deferred financing and lease costs, net	30,178	31,371
Intangible assets, net	31,933	35,492
Total assets	$2,159,433	$2,087,523
LIABILITIES AND EQUITY
Current liabilities:

Accounts payable and accrued expenses	$98,047	$98,001
Deferred income taxes	—	20,392
Billings in excess of costs and estimated earnings on uncompleted contracts	7,903	25,408
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	31,137	28,231
Other loans	20,377	11,453
Full recourse:	28,875	28,649
Total current liabilities	186,339	212,134
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	270,310	312,926
Other loans	311,078	242,815
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $1,128)	250,596	250,904
Other loans	53,467	82,344
Revolving credit lines with banks	112,017	73,606
Liability associated with sale of tax benefits	60,985	51,126
Deferred lease income	63,496	66,398
Deferred income taxes	55,035	45,059
Liability for unrecognized tax benefits	4,950	7,280
Liabilities for severance pay	23,841	22,887
Asset retirement obligation	18,679	19,289
Other long-term liabilities	3,529	5,148
Total liabilities	1,414,322	1,391,916

Commitments and contingencies (Note 22)

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,460,653 and 45,430,886 shares issued and outstanding as of December 31, 2013 and 2012, respectively	46	46
Additional paid-in capital	735,295	732,140
Accumulated deficit	(3,088)	(44,326)
Accumulated other comprehensive income	487	651
	732,740	688,511
Noncontrolling interest	12,371	7,096
Total equity	745,111	695,607

Total liabilities and equity	$2,159,433	$2,087,523

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012 As Revised	2011

	(Dollars in thousands, except per share data)
Revenues:

Electricity	$329,747	$314,894	$312,296
Product	203,492	186,879	113,160
Total revenues	533,239	501,773	425,456
Cost of revenues:
Electricity	232,874	237,415	235,609
Product	140,547	135,346	76,072
Total cost of revenues	373,421	372,761	311,681
Gross margin	159,818	129,012	113,775
Operating expenses:
Research and development expenses	4,965	6,108	8,801
Selling and marketing expenses	24,613	15,718	16,053
General and administrative expenses	29,188	28,066	27,366
Impairment charges	—	236,377	—
Write-off of unsuccessful exploration activities	4,094	2,639	—
Operating income (loss)	96,958	(159,896)	61,555
Other income (expense):
Interest income	1,332	1,201	1,427
Interest expense, net	(73,776)	(64,069)	(69,459)
Foreign currency translation and transaction gains (losses)	5,085	242	(1,350)
Income attributable to sale of tax benefits	19,945	10,127	11,474
Other non-operating income, net	1,592	590	671
Income (loss) from continuing operations, before income taxes and equity in losses of investees	51,136	(211,805)	4,318
Income tax provision	(13,552)	(1,827)	(48,240)
Equity in losses of investees, net	(250)	(2,522)	(959)
Income (loss) from continuing operations	37,334	(216,154)	(44,881)
Discontinued operations:
Income from discontinued operations (including gain on disposal of $3,646, $0 and $0, respectively)	5,311	4,811	2,452
Income tax provision	(614)	(1,264)	(295)
Total income from discontinued operations	4,697	3,547	2,157
Net income (loss)	42,031	(212,607)	(42,724)
Net income attributable to noncontrolling interest	(793)	(414)	(332)

Net income (loss) attributable to the Company's stockholders	$41,238	$(213,021)	$(43,056)
Comprehensive income (loss):
Net income (loss)	42,031	(212,607)	(42,724)
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(164)	(190)	(212)
Change in unrealized gains or losses on marketable securities available-for-sale	—	246	(237)
Comprehensive income (loss)	41,867	(212,551)	(43,173)
Comprehensive income attributable to noncontrolling interest	(793)	(414)	(332)

Comprehensive income (loss) attributable to the Company's stockholders	$41,074	$(212,965)	$(43,505)
Earnings (loss) per share attributable to the Company's stockholders:
Basic:

Income (loss) from continuing operations	$0.81	$(4.77)	$(1.00)
Discontinued operations	0.10	0.08	0.05

Net income (loss)	$0.91	$(4.69)	$(0.95)
Diluted:
Income (loss) from continuing operations	$0.81	$(4.77)	$(1.00)
Discontinued operations	0.10	0.08	0.05

Net income (loss)	$0.91	$(4.69)	$(0.95)
Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company's stockholders:
Basic	45,440	45,431	45,431
Diluted	45,475	45,431	45,431

Dividend per share declared	$0.08	$0.08	$0.13

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2010	45,431	$46	$716,731	$221,311	$1,044	$939,132	$6,095	$945,227
Stock-based compensation	—	—	6,672	—	—	6,672	—	6,672
Increase in noncontrolling interest due to sale of equity interest in OPC LLC	—	—	2,343	—	—	2,343	1,499	3,842
Cash dividend paid, $0.13 per share	—	—	—	(5,924)	—	(5,924)	—	(5,924)
Net (loss) income	—	—	—	(43,056)	—	(43,056)	332	(42,724)
Other comprehensive income (loss), net of related taxes:
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $130)	—	—	—	—	(212)	(212)	—	(212)
Change in fair value of marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	(237)	(237)	—	(237)
Balance at December 31, 2011	45,431	46	725,746	172,331	595	898,718	7,926	906,644
Stock-based compensation	—	—	6,394	—	—	6,394	—	6,394
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,244)	(1,244)
Cash dividend paid, $0.08 per share	—	—	—	(3,636)	—	(3,636)	—	(3,636)
Net (loss) income, as revised	—	—	—	(213,021)	—	(213,021)	414	(212,607)
Other comprehensive income (loss), net of related taxes:
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $117)	—	—	—	—	(190)	(190)	—	(190)
Change in fair value of marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	246	246	—	246
Balance at December 31, 2012, as revised	45,431	46	732,140	(44,326)	651	688,511	7,096	695,607
Stock-based compensation	—	—	6,262	—	—	6,262	—	6,262
Exercise of options by employees and directors	30	—	529	—	—	529	—	529
Cash paid to noncontrolling interest	—	—	—	—	—	—	(669)	(669)
Cash dividend paid, $0.08 per share	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Increase in noncontrolling interest in ORTP LLC	—	—	—	—	—	—	5,151	5,151
Net income	—	—	—	41,238	—	41,238	793	42,031
Other comprehensive income (loss), net of related taxes:
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $101)	—	—	—	—	(164)	(164)	—	(164)
Balance at December 31, 2013	45,461	$46	$735,295	$(3,088)	$487	$732,740	$12,371	$745,111

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012 As Revised	2011

	(Dollars in thousands)
Cash flows from operating activities:

Net income (loss)	$42,031	$(212,607)	$(42,724)
Adjustments to reconcile net income or loss to net cash provided by operating activities:
Depreciation and amortization	92,932	102,340	96,398
Amortization of premium from senior unsecured bonds	(307)	(307)	(256)
Accretion of asset retirement obligation	1,544	1,701	1,593
Stock-based compensation	6,262	6,394	6,672
Amortization of deferred lease income	(2,685)	(2,685)	(2,685)
Income attributable to sale of tax benefits, net of interest expense	(7,999)	(4,003)	(4,315)
Equity in income (losses) of investees	150	442	959
Mark-to-market of derivative instruments	7,813	—	—
Impairment of auction rate securities	—	—	205
Write-off of unconsolidated investment	—	2,114	—
Write-off of unsuccessful exploration activities	4,039	2,639	—
Impairment charge	—	236,377	—
Loss (gain) on severance pay fund asset	(877)	(931)	588
Premium from issuance of senior unsecured bonds	—	—	1,957
Gain on sale of a subsidiary	(3,646)	—	—
Deferred income tax provision (benefit)	9,245	(4,736)	38,061
Liability for unrecognized tax benefits	(2,330)	1,405	444
Deferred lease revenues	(217)	128	376
Gain on repurchase of OFC bonds	(819)	—	—
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(37,174)	(3,623)	1,979
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,604)	(5,647)	2,180
Inventories	(1,620)	(8,128)	(3)
Prepaid expenses and other	(600)	(15,472)	(3,743)
Deposits and other	621	(12,746)	(710)
Accounts payable and accrued expenses	6,077	11,414	6,646
Due from/to related entities, net	(69)	(86)	16
Billings in excess of costs and estimated earnings on uncompleted contracts	(17,505)	(7,696)	29,951
Liabilities for severance pay	1,267	2,340	(159)
Other long-term liabilities	2,302	895	(708)
Due from/to Parent	(71)	(51)	12
Net cash provided by operating activities	86,760	89,471	132,734
Cash flows from investing activities:
Marketable securities, net	—	18,763	(17,534)
Short-term deposit	3,010	(3,010)	—
Net change in restricted cash, cash equivalents and marketable securities	25,472	(1,016)	(50,614)
Cash received from sale of a subsidiary	7,699	—	—
Capital expenditures	(204,628)	(233,020)	(269,677)
Cash grant received	14,685	119,199	—
Investment in unconsolidated companies	(4,635)	(1,390)	(472)
Cash paid for investment in a joint venture	—	—	(200)
Intangible assets acquired	—	—	(1,786)
Decrease in severance pay fund asset, net of payments made to retired employees	1,244	(316)	(719)
Net cash used in investing activities	(157,153)	(100,790)	(341,002)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured bonds	—	1,171	107,447
Proceeds from long-term loans, net of transaction costs	90,000	214,051	—
Proceeds from exercise of options by employees	529	—	—
Proceeds from issuance of senior secured notes, net of transaction costs	—	—	141,108
Proceeds from the sale of limited liability company interest in OPC LLC, net of transaction costs	—	—	24,878
Proceeds from the sale of limited liability company interest in ORTP LLC, net of transaction costs	31,376	—	—
Purchase of OFC Senior Secured Notes	(11,888)	—	—
Proceeds from revolving credit lines with banks	3,058,956	2,953,535	891,583
Repayment of revolving credit lines with banks	(3,020,545)	(3,093,978)	(867,000)
Repayments of long-term debt	(68,370)	(74,502)	(50,130)
Cash paid to non-controlling interest	(13,384)	(15,383)	(14,039)
Deferred debt issuance costs	(1,919)	(3,197)	(2,584)
Cash dividends paid	(3,636)	(3,636)	(5,924)
Net cash provided by (used in) financing activities	61,119	(21,939)	225,339
Net change in cash and cash equivalents	(9,274)	(33,258)	17,071
Cash and cash equivalents at beginning of year	66,628	99,886	82,815

Cash and cash equivalents at end of year	$57,354	$66,628	$99,886
Supplemental disclosure of cash flow information:
Cash paid during the year for:

Interest, net of interest capitalized	$51,306	$40,398	$33,274

Income taxes, net	$4,114	$11,570	$13,575
Supplemental non-cash investing and financing activities:

Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$4,372	$(18,813)	$13,117

Increase (decrease) in asset retirement cost and asset retirement obligation	$588	$(3,696)	$(212)

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Business

Ormat Technologies, Inc. (the “Company”), a subsidiary of Ormat Industries Ltd. (the “Parent”), is primarily engaged in the geothermal and recovered energy business, including the supply of equipment that is manufactured by the Company and the design and construction of power plants for projects owned by the Company or for third parties. The Company owns and operates geothermal and recovered energy-based power plants in various countries, including the United States of America (“U.S.”), Kenya, and Guatemala. The Company’s equipment manufacturing operations are located in Israel.

Most of the Company’s domestic power plant facilities are Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The power purchase agreements (“PPAs”) for certain of such facilities are dependent upon their maintaining Qualifying Facility status. Management believes that all of the facilities located in the U.S. were in compliance with Qualifying Facility status requirements as of December 31, 2013.

Revision of previously issued financial statements

The Company identified an error in the second quarter of 2013 related to the calculation and presentation of the income tax provision and the related deferred tax asset for the year ended December 31, 2012 and the three months ended March 31, 2013, which was a direct result of the deferred tax effects of the non-cash asset impairment charge recorded in the fourth quarter of 2012. The Company understated the valuation allowance against the U.S. deferred tax assets by $32.7 million and an additional $3.1 million at December 31, 2012 and March 31, 2013, respectively. As a result, for the year ended December 31, 2012 the Company revised the valuation allowance by $32.7 million, of which $26.1 million was recorded against property, plant and equipment where the Company recognized the deferred tax effects of grants received during 2012 and the remaining $6.6 million to the income tax provision. For the three months ended March 31, 2013, the Company revised the valuation allowance by an additional $3.1 million which also increased the tax provision for the period by the same amount.

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

The consolidated statement of operations and comprehensive income (loss), consolidated balance sheet, and consolidated statement of cash flows for the year ended December 31, 2012 has been revised in this Annual Report on Form 10-K, and for the three months ended March 31, 2013 will be revised to correct the errors described above prospectively in the quarterly report on Form 10-Q for the first quarter of 2014.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash dividends

During the years ended December 31, 2013, 2012, and 2011, the Company’s Board of Directors declared, approved, and authorized the payment of cash dividends in the aggregate amount of $3.6 million ($0.08 per share), $3.6 million ($0.08 per share), and $5.9 million ($0.13 per share), respectively. Such dividends were paid in the years declared.

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

Investments in less-than-majority-owned entities or other entities in which the Company exercises significant influence over operating and financial policies are accounted for using the equity method of accounting or consolidated if they are a variable interest entity in which the Company has an interest and is the primary beneficiary. Under the equity method, original investments are recorded at cost and adjusted by the Company’s share of undistributed earnings or losses of such companies. The Company’s earnings or losses in investments accounted for under the equity method have been reflected as “equity in income (losses) of investees, net” on the Company’s consolidated statements of operations and comprehensive income (loss).

Cash and cash equivalents

The Company considers all highly liquid instruments, with an original maturity of three months or less, to be cash equivalents.

Restricted cash, cash equivalents, and marketable securities

Under the terms of certain long-term debt agreements, the Company is required to maintain certain debt service reserves, cash collateral and operating fund accounts that have been classified as restricted cash and cash equivalents. Funds that will be used to satisfy obligations due during the next twelve months are classified as current restricted cash and cash equivalents, with the remainder classified as non-current restricted cash and cash equivalents (see Note 6). Such amounts were invested primarily in money market accounts and commercial paper with a minimum investment grade of “AA”.

During the years ended December 31, 2012 and 2011, the Company had investments in marketable securities that were classified as available-for-sale. The changes in the fair value of those securities were recorded in other comprehensive income (loss).

Termination fee

Fees to terminate power purchase agreements (“PPAs”) are recognized in period incurred as selling and marketing expenses. During 2013, the Company finalized the agreement with Southern California Edison Company (“Southern California Edison”), by which the G1 and G3 Standard Offer #4 PPAs were terminated and a termination fee of $9.0 million. In addition, an amount of $2.6 million was paid to NV Energy related to the termination of the Dixie Meadows PPA.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2013 and 2012, the Company had deposits totaling $13,805,000 and $41,231,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At December 31, 2013 and 2012, the Company’s deposits in foreign countries of approximately $56,133,000 and $33,215,000, respectively, were not insured.

At December 31, 2013 and 2012, accounts receivable related to operations in foreign countries amounted to approximately $32,231,000 and $17,606,000, respectively. At December 31, 2013, and 2012, accounts receivable from the Company’s major customers (see Note 19) amounted to approximately 35% and 45%, respectively, of the Company’s accounts receivable.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Inventories

Inventories consist primarily of raw material parts and sub-assemblies for power units, and are stated at the lower of cost or market value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not significant at December 31, 2013 and 2012.

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

Property, plant and equipment

Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plants operated by the Company are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. Power plants operated by the Company, which include geothermal wells and exploration and resource development costs, are depreciated using the straight-line method over their estimated useful lives, which range from 25 to 30 years. The geothermal power plant in Zunil, Guatemala is to be fully depreciated over the term of the PPA, since the Company does not own the geothermal resource used by the plant (see Note 24). The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

Leasehold improvements (years)	15	-	20
Machinery and equipment — manufacturing and drilling (years)		10
Machinery and equipment — computers (years)	3	-	5
Office equipment — furniture and fixtures (years)	5	-	15
Office equipment — other (years)	5	-	10
Automobiles (years)	5	-	7

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and is recorded in operating income.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $7,598,000, $11,964,000, and $11,709,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Exploration and development costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2013, 2012, and 2011. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constraints or any other commercial milestones that are required to be reached in order to pursue the development process.

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

Following the acquisition of land rights to the potential geothermal resource, the Company conducts further studies and surveys, including water and soil analyses among others, and augments its database with the results of these studies. The Company then initiates a suite of geophysical surveys to assess the resource and determine drilling locations. If the results of these activities support the initial assessment of the feasibility of the geothermal resource, the Company then proceeds to exploratory drilling and other related activities which may include drilling of temperature gradient holes, drilling of slim holes, building access roads to drilling locations, drilling full size production and/or injection wells and flow tests. If the slim hole supports a conclusion that the geothermal resource will support a commercially viable power plant, it may be converted to a full-size commercial well, used either for extraction or re-injection or geothermal fluids, or be used as an observation well to monitor and define the geothermal resource. Costs associated with these activities and other directly attributable costs, including interest once physical exploration activities begin and permitting costs are capitalized and included in “construction-in-process”. If the Company concludes that a geothermal resource will not support commercial operations, capitalized costs are expensed in the period such determination is made.

Grants received from the U.S. Department of Energy (“DOE”) are offset against the related exploration and development costs. Such grants amounted to $1,665,000, $1,368,000, and $6,194,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Deferred financing and lease transaction costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Accumulated amortization related to deferred financing costs amounted to $25,371,000 and $20,209,000 at December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013, 2012, and 2011 amounted to $6,009,000, $3,676,000, and $3,567,000, respectively. In the year ended December 31, 2013 an amount of $254,000 was written-off as a result of the extinguishment of liability.

Deferred transaction costs relating to the Puna operating lease (see Note 11) in the amount of $4,172,000 are amortized using the straight-line method over the 23-year term of the lease. Amortization of deferred transaction costs is presented in cost of revenues in the consolidated statements of operations and comprehensive income (loss). Accumulated amortization related to deferred lease costs amounted to $1,589,000 and $1,405,000 at December 31, 2013 and 2012, respectively. Amortization expense for each of the years ended December 31, 2013, 2012, and 2011 amounted to $184,000.

Intangible assets

Intangible assets consist of allocated acquisition costs of PPAs, which are amortized using the straight-line method over the 13 to 25-year terms of the agreements (see Note 8).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated future net undiscounted cash flows expected to be generated by the asset. The significant assumptions that the Company uses in estimating its undiscounted future cash flows include: (i) projected generating capacity of the complex or power plant and rates to be received under the respective PPA(s) ) and expected market rates thereafter and (ii) projected operating expenses of the relevant complex or power plant. Estimates of future cash flows used to test recoverability of a long-lived asset under development also include cash flows associated with all future expenditures necessary to develop the asset.

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

The Company maintains a risk management strategy that incorporates the use of swap contracts and put options on oil and natural gas prices, forward exchange contracts, interest rate swaps, and interest rate caps to minimize significant fluctuation in cash flows and/or earnings that are caused by oil and natural gas prices, exchange rate or interest rate volatility. Gains or losses on contracts that initially qualify for cash flow hedge accounting, net of related taxes, are included as a component of other comprehensive income or loss and are subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Gains or losses on contracts that are not designated as a cash flow hedge are included currently in earnings.

Foreign currency translation

The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates. For those entities, all gains and losses from currency translations are included in the consolidated statements of operations and comprehensive income (loss).

Comprehensive income (loss) reporting

Comprehensive income (loss) includes net income or loss plus other comprehensive income (loss), which for the Company consists of foreign currency translation adjustments, the non-credit portion of unrealized gain or loss on available-for-sale marketable securities and the mark-to-market gains or losses on derivative instruments designated as a cash flow hedge. For the years ended December 31, 2013, 2012 and 2011, the Company reclassified ($164,000), 56,000 and ($449,000), respectively, from other comprehensive income, of which $265,000, 61,000 and $579,000, respectively, were recorded to reduce interest expense and $101,000, 117,000 and $130,000, respectively, were recorded against the income tax provision, in the consolidated statements of operations and comprehensive income (loss).

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

Warranty on products sold

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2013, 2012, and 2011.

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal, recovered energy and remote power technologies are expensed as incurred. Grants received from the DOE are offset against the related research and development expenses. Such grants amounted to $1,616,000, $660,000, and $1,143,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income taxes

Income taxes are accounted for using the asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The Company accounts for investment tax credits and production tax credits as a reduction to income taxes in the year in which the credit arises. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not, more likely than not expected to be realized. A full valuation allowance has been established to offset the Company’s U.S. deferred tax assets. Tax benefits from uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.

Earnings (losses) per share

Basic earnings (losses) per share attributable to the Company’s stockholders (“earnings (losses) per share”) is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings (losses) per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Weighted average number of shares used in computation of basic earnings (losses) per share	45,440	45,431	45,431
Add:
Additional shares from the assumed exercise of employee stock awards	35	-	-

Weighted average number of shares used in computation of diluted earnings (losses) per share	45,475	45,431	45,431

In the years ended December 31, 2012 and 2011, the employee stock options were anti-dilutive because of the Company’s net loss, and therefore, they have been excluded from the diluted earnings (losses) per share calculation.

The number of stock-based awards that could potentially dilute future earnings per share and were not included in the computation of diluted earnings (losses) per share because to do so would have been anti-dilutive was 5,139,339, 5,479,852, and 4,337,475, respectively, for the years ended December 31, 2013, 2012, and 2011.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

New accounting pronouncements effective in the year ended December 31, 2013

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVENTORIES

Inventories consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$6,326	$9,775
Self-manufactured assembly parts and finished products	15,963	10,894
Total	$22,289	$20,669

NOTE 3 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$51,550	$192,948
Less billings to date	(38,236)	(208,743)
Total	$13,314	$(15,795)

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2013	2012
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$21,217	$9,613
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,903)	(25,408)
Total	$13,314	$(15,795)

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Sarulla	$7,076	$2,591

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia with expected generating capacity of approximately 330 megawatts (“MW”). The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract (“JOC”) and Energy Sales Contract (“ESC”) that were signed on April 4, 2013. Under the JOC, PT Pertamina Geothermal Energy (“PGE”), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years. In addition to its equity holdings in the consortium, the Company designed the Sarulla plant and is expected to supply its Ormat Energy Converters (“OECs”) to the power plant. The supply contract was signed in October 2013.

The consortium has started preliminary testing and development activities at the site and signed an engineering procurement and construction agreement (“EPC”) with an unrelated third party. The project will be constructed in three phases of 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. Construction is expected to begin after the consortium obtains financing, which is expected to occur in the first half of 2014. The first phase is scheduled to commence operation in 2016, and the remaining two phases are scheduled to be completed in stages within 18 months thereafter.

During 2013, the Company made additional investment contributions of $4.6 million to the Sarulla project that were consistent with the consortium ownership structure.

The Company’s share in the results of operations of the Sarulla project was not significant for each of the years presented in these consolidated financial statements.

NOTE 5 — VARIABLE INTEREST ENTITIES

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”) accounting and disclosure requirements includes the following two steps: (i) determining whether the entity meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2013 and 2012:

	December 31, 2013
	Project Debt	PPAs	Less than Marjority- owned Subsidiary
	(Dollars in thousands)
Assets:

Restricted cash and cash equivalents	$48,276	$—	$—
Other current assets	66,671	5,459	—
Property, plant and equipment, net	1,190,467	190,616	—
Construction-in-process	136,486	461	11,055
Other long-term assets	56,601	267	—

Total assets	$1,498,501	$196,803	$11,055

Liabilities:

Accounts payable and accrued expenses	$16,087	$2,608	$—
Long-term debt	632,906	—	—
Other long-term liabilities	103,538	5,948	—

Total liabilities	$752,531	$8,556	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012 As Revised
	Project Debt	PPAs	Less Than Majority-Owned Subsidiary
	(Dollars in thousands)
Assets:

Restricted cash and cash equivalents	$76,537	$—	$—
Other current assets	73,135	8,766	—
Property, plant and equipment, net	992,548	196,173	—
Construction-in-process	248,890	4,885	11,121
Other long-term assets	57,337	273	—

Total assets	$1,448,447	$210,097	$11,121

Liabilities:

Accounts payable and accrued expenses	$25,477	$5,393	$—
Billings in excess of costs and estimated earnings on uncompleted contracts	1,718	—	—
Long-term debt	595,425	—	—
Other long-term liabilities	81,070	8,386	—

Total liabilities	$703,690	$13,779	$—

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

The following table sets forth certain fair value information at December 31, 2013 and 2012 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2013
		Fair Value
	Carrying Value at December 31, 2013	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$40,015	$40,015	$40,015	$-	$-
Derivatives:
Currency forward contracts(4)	2,290	2,290	-	2,290	-
Liabilities
Current liabilities:
Derivatives:
Swap transaction on oil price(2)	(2,490)	(2,490)	-	(2,490)	-
Swap transaction on natural gas price(3)	(341)	(341)	-	(341)	-
	$39,474	$39,474	$40,015	$(541)	$-

		December 31, 2012
		Fair Value
	Carrying Value at December 31, 2012	Total	Level 1	Level 2	Level 3
		(Dollars in thousands)

Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$54,298	$54,298	$54,298	$-	$-
Derivatives:
Put options on oil price(1)	1,842	1,842	-	1,842	-
Swap transaction on oil price(2)	336	336	-	336	-
Swap transaction on natural gas price(3)	2,804	2,804	-	2,804	-
Currency forward contracts(4)	1,675	1,675	-	1,675	-
	$60,955	$60,955	$54,298	$6,657	$-

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

(2)

This amount relates to derivatives which represent swap contract on oil prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within “accounts payable and accrued expenses” and “prepaid expenses and other” on December 31, 2013 and 2012, respectively, in the consolidated balance sheets with the corresponding gain or loss being recognized within “electricity revenues” in the consolidated statement of operations and comprehensive income (loss).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)

This amount relates to derivatives which represent swap contract on natural gas prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within “accounts payable and accrued expenses” and “prepaid expenses and other” on December 31, 2013 and 2012, respectively, in the consolidated balance sheets with the corresponding gain or loss being recognized within “electricity revenue” in the consolidated statement of operations and comprehensive income (loss).

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

The Company’s financial assets measured at fair value (including restricted cash accounts) at December 31, 2013 and 2012 include investments in debt instruments, money market funds (which are included in cash equivalents) and short-term bank deposits. Those securities and deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss) on derivative instruments not designated as hedges:

Derivatives not designated		Amount of recognized gain (loss)
as hedging instruments	Location of recognized gain (loss)	2013	2012	2011
		(Dollars in thousands)

Put options on oil price	Electricity revenues	$(1,330)	$(807)	$-
Put options on natural gas price	Electricity revenues	-	(1,342)	-
Swap transaction on oil price	Electricity revenues	(635)	1,598	-
Swap transactions on natural gas price	Electricity revenues	(3,052)	2,804	-
Currency forward contracts	Foreign currency translation and transaction gains	5,912	463	-
		$895	$2,716	$-

On September 3, 2013, the Company entered into a NGI swap contract with a bank for notional volume of approximately 4.4 million MMbtus for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.035 per MMbtu under its PPAs with Southern California Edison. The contract did not have up-front costs. Under the terms of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract has monthly settlement whereby the difference between the fixed price of $4.035 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) will be settled on a cash basis. This contract will not be designated as hedge transaction and will be marked to market with the corresponding gains or losses recognized within “electricity revenues” in the consolidated statements of operations and comprehensive income (loss).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 16, 2013, the Company entered into a NGI swap contract with a bank for notional volume of approximately 4.2 million MMbtus for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.103 per MMbtu under its PPAs with Southern California Edison. The contract did not have any up-front costs. Under the terms of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract has monthly settlements whereby the difference between the fixed price of $4.103 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) will be settled on a cash basis. This contract will not be designated as a hedge transaction and will be marked to market with the corresponding gains or losses recognized within “electricity revenues” in the consolidated statements of operations and comprehensive income (loss).

On October 16, 2013, the Company entered into a New York Harbor ULSD swap contract with a bank for notional volume of 275,000 BBL effective from January 1, 2014 until December 31, 2014 to reduce the Company’s exposure to fluctuations in the energy rate caused by fluctuations in oil prices under the 25 MW PPA for the Puna complex. The Company entered into this contract because the swap had a high correlation with the avoided costs (which are incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others) that HELCO uses to calculate the energy rate. The contract did not have any up-front costs. Under the terms of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date ($125.15 per BBL). The swap contract has monthly settlements whereby the difference between the fixed price and the monthly average market price will be settled on a cash basis. This contract will not be designated as a hedge transaction and will be marked to market with the corresponding gains or losses recognized within “electricity revenues” in the consolidated statements of operations and comprehensive income (loss).

These transactions have not been designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “electricity revenues” in the consolidated statements of operations and comprehensive income (loss). The Company recognized a net loss from these transactions of $5.0 million in the year ended December 31, 2013, compared to net gain of $2.3 million in the year ended December 31, 2012.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2013.

The fair value of the Company’s long-term debt is as follows:

	Fair Value		Carrying Amount
	December 31,		December 31,
	2013	2012	2013	2012
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$40.3	$48.8	$39.5	$47.4
Olkaria III Loan - OPIC	279.6	220.0	299.9	220.0
Amatitlan Loan	34.8	38.9	31.5	34.3
Senior Secured Notes:
Ormat Funding LLC ("OFC")	83.5	105.0	90.8	114.1
OrCal Geothermal LLC ("OrCal")	65.8	77.3	66.2	76.5
OFC 2 LLC ("OFC 2")	119.0	131.2	144.4	150.5
Senior Unsecured Bonds	270.6	273.2	250.6	250.9
Loan from institutional investors	20.1	27.7	19.5	27.0

The fair value of OFC Senior Secured Notes is determined using observable market prices as these securities are traded. The fair value of the other long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates.The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of financial instruments as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$40.3	$40.3
Olkaria III - OPIC	—	—	279.6	279.6
Amatitlan loan	—	—	34.8	34.8
Senior Secured Notes:
OFC	—	83.5	—	83.5
OrCal	—	—	65.8	65.8
OFC 2	—	—	119.0	119.0
Senior unsecured bonds	—	—	270.6	270.6
Loan from institutional investors	—	—	20.1	20.1
Other long-term debt	—	23.3	—	23.3
Revolving credit lines with banks	—	112.0	—	112.0
Deposits	21.3	—	—	21.3

The following table presents the fair value of financial instruments as of December 31, 2012:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$48.8	$48.8
Olkaria III Loan - OPIC	—	—	220.0	220.0
Amatitlan Loan	—	—	38.9	38.9
Senior Secured Notes:
OFC	—	105.0	—	105.0
OrCal	—	—	77.3	77.3
OFC 2	—	—	131.2	131.2
Senior unsecured bonds	—	—	273.2	273.2
Loan from institutional investors	—	—	27.7	27.7
Other long-term debt	—	36.7	—	36.7
Revolving lines of credit	—	73.6	—	73.6
Deposits	21.7	—	—	21.7

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

In order to improve the economics of the plant, the Company approached Southern California Edison to discuss various contractual alternatives to the PPA and, in early 2012 it reached a written understanding to engage in discussions with third parties about purchasing the power at better rates. However, in a letter dated January 14, 2013, Southern California Edison informed the Company that it is no longer interested in pursuing alternatives to the current PPA, thus retracting its permission to the Company to explore a replacement PPA with higher electricity prices.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except realized price)

	Valuation Technique	Amount or Range			Weighted Average
Generation output (MWh)	DCF	11,916	—	15,456	15,097
Average realized price ($/MWh)	DCF	$49.00	—	$71.50	$60.36
Operating costs	DCF	$86	—	$595	$400

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS

Property, plant and equipment

Property, plant and equipment, net, consist of the following:

	December 31,
	2013	2012 As Revised
	(Dollars in thousands)

Land owned by the Company where the geothermal resource is located	$30,336	$32,396
Leasehold improvements	3,386	1,339
Machinery and equipment	101,104	100,499
Office equipment	17,492	15,218
Automobiles	5,745	5,816
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants and impairment charges	1,439,374	1,322,649
Foreign countries	448,161	312,412
Asset retirement cost	7,803	7,214
	2,053,401	1,797,543
Less accumulated depreciation	(601,065)	(544,670)

Property, plant and equipment, net	$1,452,336	$1,252,873

Depreciation expense for the years ended December 31, 2013, 2012, and 2011 amounted to $91,791,000, $89,876,000, and $89,600,000, respectively. Depreciation expense for the years ended December 31, 2013 and 2012 is net of the impact of the cash grant in the amount of $4,330,000 and $5,553,000, respectively. As of December 31, 2013 accumulated depreciation balance does not include MPC balance of $35,396,000.

U.S. Operations

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $1,316,597,000 and $1,287,635,000 as of December 31, 2013 and 2012, respectively. These amounts as of December 31, 2013 and 2012 are net of cash grants in the amount of $127,675,000 and $117,320,000, respectively.

Impairment tests of the North Brawley and OREG 4 plants performed during the year ended December 31, 2012 resulted in impairment charges (see Note 6).

Foreign Operations

The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $424,567,000 and $361,379,000 as of December 31, 2013 and 2012, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”) owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $338,517,000 and $272,050,000 as of December 31, 2013 and 2012, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA. The Company has incurred costs of approximately $98,065,000 and $167,344,000 (included in construction-in-process) at December 31, 2013 and 2012, respectively, in connection with the construction of Plant 3, and the Phase III of the Plant 2 complex.

In May 2013 the Company sold the Momotombo Power Company, which operates the Momotombo power plant located in Nicaragua (see Note 16).

The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (“Orzunil”), owns a power plant in Guatemala. The geothermal resources used by the power plant are owned by Instituto Nacional de Elecrification (“INDE”), a Guatemalan power utility, who granted the use of these resources to Orzunil for the period of the PPA. The net book value of the assets related to the power plant was $18,846,000 and $21,628,000 at December 31, 2013 and 2012, respectively.

The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $52,272,000 and $43,360,000 at December 31, 2013 and 2012, respectively.

   On December 2, 2013 the Company’s wholly-owned subsidiary, Ormat International obtained control over the assets of Honduran GeoPlanares, including a PPA with ENEE, and a 30-year concession to use the geothermal resources in exchange for annual royalty payments of 12% of revenue if the project is successful, and return of the project to the seller after a 15 year operating period. The development of the project depends on the appraisal stage. Ormat has an option to abandon the project if the geothermal resource does not meet certain criteria specified in the agreement. The net book value of assets was immaterial at December 31, 2013.

Construction-in-process

Construction-in-process consists of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Projects under exploration and development:

Up-front bonus lease costs	$30,141	$33,985
Exploration and development costs	38,220	32,302
Interest capitalized	1,278	1,278
	69,639	67,565
Projects under construction:
Up-front bonus lease costs	27,473	29,160
Drilling and construction costs	184,767	283,873
Interest capitalized	6,948	15,543
	219,188	328,576

Total	$288,827	$396,141

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Projects under Exploration and Development
	Up-front Bonus Lease Costs	Exploration and Development Costs	Capitalized Interest	Total
	(Dollars in thousands)
Balance at December 31, 2010	$33,600	$20,997	$100	$54,697
Cost incurred during the year	3,232	19,226	1,498	23,956
Balance at December 31, 2011	36,832	40,223	1,598	78,653
Cost incurred during the year	—	3,782	420	4,202
Write off of unsuccessful exploration costs	(1,160)	(1,479)	—	(2,639)
Reclassification of exploration and development projects to drilling and construction	(1,687)	(10,224)	(740)	(12,651)
Balance at December 31, 2012	33,985	32,302	1,278	67,565
Cost incurred during the year	—	6,168	—	6,168
Write off of unsuccessful exploration costs	(3,844)	(250)	—	(4,094)
Reclassification of exploration and development
Balance at December 31, 2013	$30,141	$38,220	$1,278	$69,639

	Projects under Construction
	Up-front Bonus Lease Costs	Drilling and Construction Costs	Capitalized Interest	Total
	(Dollars in thousands)
Balance at December 31, 2010	$31,179	$176,968	$7,790	$215,937
Cost incurred during the year	-	242,066	10,207	252,273
Reclassification of exploration and development
Reclassification of completed projects to property, plant and equipment	-	(172,156)	(4,156)	(176,312)
Balance at December 31, 2011	31,179	246,878	13,841	291,898
Cost incurred during the year	-	216,894	11,541	228,435
Reclassification of exploration and development projects to drilling and construction	1,687	10,224	740	12,651
Reclassification of completed projects to property, plant and equipment	(3,706)	(190,123)	(10,579)	(204,408)
Balance at December 31, 2012	29,160	283,873	15,543	328,576
Cost incurred during the year	-	203,859	7,609	211,468
Reclassification of exploration and development
Reclassification of completed projects to property, plant and equipment	(1,687)	(302,966)	(16,204)	320,857
Balance at December 31, 2013	$27,473	$184,766	$6,948	$219,188

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INTANGIBLE ASSETS

Intangible assets consist mainly of the Company’s PPAs acquired in business combinations and amounted to $31,933,000 and $35,492,000, net of accumulated amortization of $31,890,000 and $28,654,000, as of December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013, 2012, and 2011 amounted to $3,280,000, $3,289,000, and $3,279,000, respectively.

Estimated future amortization expense for the intangible assets as of December 31, 2013 is as follows:

(Dollars in thousands)
Year ending December 31:
2014	$3,280
2015	3,280
2016	3,280
2017	2,944
2018	2,814
Thereafter	16,335
Total	$31,933

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Trade payables	$49,619	$51,303
Salaries and other payroll costs	11,711	10,423
Customer advances	6,410	9,592
Accrued interest	9,277	9,110
Income tax payable	224	1,467
Property tax payable	4,671	4,399
Scheduling and transmission	1,300	594
Royalty accrual	1,531	1,646
Deferred revenues	5,750	-
Other	7,554	9,467
Total	$98,047	$98,001

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — LONG-TERM DEBT AND CREDIT AGREEMENTS

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2013	2012
	(Dollars in thousands)
Limited and non-recourse agreements:
Loans:
Non-recourse:
Loan agreement with TCW (the Amatitlan power plant)	$31,509	$34,268
Limited recourse:
Loan agreement with OPIC (the Olkaria III power plant)	299,946	220,000
Senior Secured Notes:
Non-recourse:
Ormat Funding LLC ("OFC")	90,840	114,136
OrCal Geothermal LLC ("OrCal")	66,156	76,548
Limited recourse:
OFC 2 LLC ("OFC 2")	144,450	150,473
	632,902	595,425
Less current portion	(51,514)	(39,684)
Non-current portion	$581,387	$555,741
Full recourse agreements:
Senior unsecured bonds	$250,596	$250,904
Loans from institutional investors	32,868	43,624
Loan agreement with DEG (the Olkaria III power plant)	39,474	47,369
Loan from a commercial bank	10,000	20,000
Revolving credit lines with banks	112,017	73,606
	444,955	435,503
Less current portion	(28,875)	(28,649)
Non-current portion	$416,080	$406,854

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

There are various restrictive covenants under the Amatitlan Loan, which include: (i) a projected 12-month debt service coverage ratio (“DSCR”) of not less than 1.2; and (ii) a long-term debt to equity ratio not to exceed 4 (both of which are measured quarterly). If Ortitlan fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, subject to certain cure rights, such failure will constitute an event of default by Ortitlan. As of December 31, 2013, the projected 12-month DSCR was 1.61, and the debt to equity ratio was 2.21.

Debt service reserve

As required under the terms of the Amatitlan Loan, Ortitlan maintains an account which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the Amatitlan Loan in the following three months, and a well field reserve account. This restricted cash account is classified as current in the consolidated balance sheets. As of December 31, 2013 and 2012, the balance of such account was $1.0 million and $3.8 million, respectively. In addition, as of December 31, 2013 and 2012, part of the required debt service reserve was backed by a letter of credit in the amount of $3.1 million for both years (see Note 22).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The OPIC Loan is comprised of up to three tranches:

•

Tranche I in an aggregate principal amount of $85.0 million, which was drawn in November 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below. The remainder of Tranche I proceeds was used for reimbursement of prior capital costs and other corporate purposes.

•

Tranche II in an aggregate principal amount of $180.0 million was used to fund the construction and well field drilling for the expansion of the Olkaria III geothermal power complex (“Plant 2”). In November 2012, an amount of $135.0 million was disbursed under this Tranche II, and in February 2013, the remaining $45.0 million was distributed under this Tranche II.

•

Tranche III in an aggregate principal amount of $45.0 million was used to fund the construction of Plant 3 of Olkaria III complex. In November 2013, an amount of $45.0 million was disbursed under this Tranche.

In July 2013 we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to into a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $81.4 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $177.4 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate for the Tranche III. The fixed interest rate for Tranche III which has an outstanding balance of $45.0 million and matures on December 15, 2030, is 6.12%.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $39.5 million as of December 31, 2013, has been subordinated to the OPIC Loan.

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

As of December 31, 2013, $299.9 million of the OPIC Loan was outstanding.

Debt service reserve

As required under the terms of the OPIC Loan, OrPower 4 maintains an account which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OPIC Loan in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of December 31, 2013 and 2012, the balance of the account was $10.1 million and $18.9 million, respectively. In addition, as of December 31, 2013, part of the required debt service reserve was backed by a letter of credit in the amount of $15.7 million (see Note 22).

Well drilling reserve

As required under the terms of the OPIC Loan, OrPower 4 may be required to maintain an account which may be funded by cash or backed by letters of credit to reserve funds for future well drilling, based on determination upon the completion of the expansion work.

OFC Senior Secured Notes

In February 2004, OFC, a wholly owned subsidiary, issued $190.0 million, 8.25% Senior Secured Notes (“OFC Senior Secured Notes”) and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million, which have been included in deferred financing costs in the consolidated balance sheet. The OFC Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. The Company believes that the transition to variable energy prices under the Ormesa and Mammoth PPAs and the impact of the currently low natural gas prices on the revenues under these PPAs may cause OFC to not meet the DSCR ratio requirements for making distributions, but it does not believe that there will be an event of default by OFC. As of December 31, 2013 (the last measurement date of the covenants), the actual historical 12-month DSCR was 1.29.

In February 2013, the Company acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and recognized a gain of approximately $0.8 million in the first quarter of 2013.

In January 2014, the Company acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $13.2 million and will recognize a gain of approximately $0.3 million in the first quarter of 2014.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFC may redeem the OFC Senior Secured Notes, in whole or in part, at any time, at redemption price equal to the principal amount of the OFC Senior Secured Notes to be redeemed plus accrued interest, premium and liquidated damages, if any, plus a “make-whole” premium. Upon certain events, as defined in the indenture governing the OFC Senior Secured Notes, OFC may be required to redeem a portion of the OFC Senior Secured Notes at a redemption price ranging from 100% to 101% of the principal amount of the OFC Senior Secured Notes being redeemed plus accrued interest, premium and liquidated damages, if any.

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of each of December 31, 2013 and 2012, the balance of such account was $2.9 million. In addition, as of each of December 31, 2013 and 2012, part of the required debt service reserve was backed by a letter of credit in the amount of $10.6 million (see Note 22).

OrCal Senior Secured Notes

In December 2005, OrCal, a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (“OrCal Senior Secured Notes”) and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million, which have been included in deferred financing costs in the consolidated balance sheet. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, and those of its subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders.  As of December 31, 2013 (the last measurement date of the covenants), the actual historical 12-month DSCR was 1.30.

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

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of December 31, 2013 and 2012, the balance of such account was $3.0 million and $2.6 million, respectively. In addition, as of December 31, 2013 and 2012, part of the required debt service reserve was backed by a letter of credit in the amount of $10.2 million and $4.9 million, respectively (see Note 22).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OFC 2 Senior Secured Notes

In September 2011, the Company’s subsidiary OFC 2 and its wholly owned project subsidiaries (collectively, the “OFC 2 Issuers”) entered into a note purchase agreement (the “Note Purchase Agreement”) with OFC 2 Noteholder Trust, as purchaser, John Hancock Life Insurance Company (U.S.A.), as administrative agent, and the DOE, as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2’s Senior Secured Notes (“OFC 2 Senior Secured Notes”) due December 31, 2034.

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). As of December 31, 2013 (the last measurement date of the covenants), the actual DSCR for the fourth quarter of 2013 was 1.79 and the pro-forma 12-month DSCR was 2.25.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt service reserve; other restricted funds

Under the terms of the OFC 2 Senior Secured Notes, OFC 2 is required to maintain a debt service reserve and certain other reserves, as follows:

(i)

A debt service reserve account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC 2 Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheet. As of December 31, 2013, part of the required debt service reserve was backed by a letter of credit in the amount of $10.4 million (see Note 22).

(ii)

A performance level reserve account, intended to provide additional security for the OFC 2 Senior Secured Notes, which may be funded by cash or backed by letters of credit. This reserve builds up over time and reduces gradually each time the project achieves certain milestones. Upon issuance of the Series A Notes, this reserve was funded in the amount of $28.0 million. As of December 31, 2013, the balance of such account was $45.7 million, and in addition OFC 2 funded $10.0 million in a letter of credit issued, that is required to be maintained at all times until this reserve reduces to zero.

(iii)

Under the terms of the OFC 2 Senior Secured Notes, OFC 2 is also required to maintain a well field drilling and maintenance reserve that builds up over time and is dedicated to costs and expenses associated with drilling and maintenance of the project's well field, which may be funded by cash or backed by letters of credit. Certain other reserves are required in the event OFC 2 elects to commence construction of Phase II of any facility and fund such construction with any Series of Notes (other than Series A and Series B Notes).

Senior Unsecured Bonds

In August 2010, the Company entered into a trust instrument governing the issuance of, and accepted subscriptions for, an aggregate principal amount of approximately $142.0 million of senior unsecured bonds (the “Bonds”). Subject to early redemption, the principal of the Bonds is repayable in a single bullet payment upon the final maturity of the Bonds on August 1, 2017. The Bonds bear interest at a fixed rate of 7%, payable semi-annually. In February 2011, the Company accepted subscription for an aggregate principal amount of approximately $108.0 million of additional senior unsecured bonds (the “Additional Bonds”) under two addendums to the trust instrument. The terms and conditions of the Additional Bonds are identical to the original Bonds. The Additional Bonds were issued at a premium which reflects an effective fixed interest of 6.75%.

Loans from institutional investors

In July 2009, the Company entered into a 6-year loan agreement of $20.0 million with a group of institutional investors (the “First Loan”). The First Loan matures on July 16, 2015, is payable in 12 semi-annual installments, which commenced on January 16, 2010, and bears interest of 6.5%.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2012, OrPower 4, DEG and the parties thereto amended and restated the DEG Loan agreement (the “DEG Amendment”). The DEG Amendment became effective on November 9, 2012 upon the execution by OrPower 4 of the Tranche I and Tranche II Notes and the related disbursements of the proceeds thereof under the OPIC Finance Agreement (as described above). The amended and restated DEG Loan Agreement provides for: (i) the prepayment in full of two loans thereunder in the total principal amount of approximately $20.5 million; (ii) the release and discharge of all collateral security previously provided by OrPower 4 to the secured parties under the DEG Loan agreement and the substitution of the Company’s guarantee of OrPower 4’s payment and certain other performance obligations in lieu thereof; and (iii) the establishment of a LIBOR floor of 1.25% in respect of one of the loans under the DEG Loan agreement, and (iv) the elimination of most of the affirmative and negative covenants under the DEG Loan agreement and certain other conforming provisions to take into account OrPower 4’s execution of the OPIC Finance Agreement and its obligations thereunder.

Loan from a commercial bank

In November 2009, the Company entered into a 5-year loan agreement of $50.0 million with a commercial bank. The bank loan matures on November 10, 2014 and is payable in 10 semi-annual installments, which commenced on May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%.

Revolving credit lines with commercial banks

As of December 31, 2013, the Company has credit agreements with eight commercial banks for an aggregate amount of $485.1 million (including $50.0 million from Union Bank, N.A. (“Union Bank”) and $25.0 million from HSBC), see below. Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $283.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $202.1 million. The credit agreements mature between end of March 2014 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of December 31, 2013, loans in the total amount of $112.0 million were outstanding, and letters of credit with an aggregate stated amount of $210.9 million were issued and outstanding under such credit agreements. The $112.0 million in loans are for terms of three months or less and bear interest at an annual weighted average rate of 2.56%.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictive covenants

The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7; and (iii) dividend distribution not to exceed 35% of net income for that year. As of December 31, 2013: (i) total equity was $745.1 million and the actual equity to total assets ratio was 34.5%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 4.50. During the year ended December 31, 2013, the Company distributed interim dividends in an aggregate amount of $3.6 million. Although the Company reported a net loss for the year ended December 31, 2012, under the credit agreements, the loan agreements, and the trust instrument governing the bonds the Company can distribute interim dividends on the basis of its estimate of its net income for the year. Since the Company incurred a loss for the year ended December 31, 2012, an adjustment for the distributable dividend in the amount of $3.6 million was made in the year ended December 31, 2013. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

Credit agreement with Union Bank

In February 2012, the Company’s wholly owned subsidiary, Ormat Nevada Inc. (“Ormat Nevada”), entered into an amended and restated credit agreement with Union Bank. Under the amended and restated agreement, the credit termination date was extended to February 7, 2014 (which was subsequently extended to March 31, 2014 pursuant to Amendment No. 1 to the agreement), and the aggregate amount available under the credit agreement was increased from $39.0 million to $50.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.58; (ii) the 12-month DSCR was 2.47; and (iii) the distribution leverage ratio was 1.34. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2013, letters of credit in the aggregate amount of $45.6 million remain issued and outstanding under this credit agreement with Union Bank.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit agreement with HSBC

In May 2013, Ormat Nevada, a wholly owned subsidiary of the Company, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2013: (i) the actual 12-month debt to EBITDA ratio was 2.58; (ii) the 12-month DSCR was 2.47; and (iii) the distribution leverage ratio was 1.34. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2013, letters of credit in the aggregate amount of $20.8 million remain issued and outstanding under this credit agreement.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of December 31, 2013 are as follows:

(Dollars in thousands)
Year ending December 31:
2014	$80,389
2015	74,386
2016	89,604
2017	311,890
2018	53,954
Thereafter	355,617
Total	$965,840

NOTE 11 — PUNA POWER PLANT LEASE TRANSACTIONS

In 2005, the Company’s wholly owned subsidiary in Hawaii, Puna Geothermal Ventures (“PGV”), entered into transactions involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased Puna Power Plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the “Deferred Lease Income”). The carrying value of the leased assets as of December 31, 2013 and 2012 amounted to $36.9 million and $39.6 million, net of accumulated depreciation of $25.5 million and $22.8 million, respectively. The unrelated company (the “Lessor”) simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the “Project Lease”). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with Hawaii Electric Light Company (“HELCO”). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under the Project Lease, as of December 31, 2013, are as follows:

(Dollars in thousands)
Year ending December 31:
2014	$8,647
2015	8,222
2016	8,374
2017	8,747
2018	8,944
Thereafter	12,932
Total	$55,866

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $4.3 million and $4.4 million as of December 31, 2013 and 2012, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to the Company’s wholly owned subsidiary, Ormat Nevada. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of December 31, 2013 and 2012, the balance of such account was $0.

NOTE 12 —TAX MONETIZATION TRANSACTIONS

OPC TRANSACTION

In June 2007, the Company’s wholly owned subsidiary Ormat Nevada entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (Morgan Stanley Geothermal LLC and Lehman-OPC LLC), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC LLC (“OPC”), entitling the investors to certain tax benefits (such as production tax credits (“PTCs”) and accelerated depreciation) and distributable cash associated with four geothermal power plants.

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

ORTP TRANSACTION

In January  2013, Ormat Nevada entered into agreements with JP Morgan (“JPM”) under which JPM purchased interests in a newly formed subsidiary of Ormat Nevada, ORTP, LLC (“ORTP”), entitling JPM to certain tax benefits (such as PTCs and accelerated depreciation) associated with certain geothermal power plants in California and Nevada.

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, and the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments are expected to be made until December 31, 2016 up to maximum amount of $11.0 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 13 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$19,289	$21,284
Revisions in estimated cash flows	(2,742)	(3,696)
Liabilities incurred	588	—
Accretion expense	1,544	1,701
Balance at end of year	$18,679	$19,289

During the year ended December 31, 2013, the Company decreased the aggregate carrying amount of its asset retirement obligation by $2,742,000 due to changes in price estimates and useful life.

During the year ended December 31, 2012, the Company decreased the aggregate carrying amount of its asset retirement obligation by $3,696,000 due to changes in useful life and price estimates.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCK-BASED COMPENSATION

The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2013, the total future compensation cost related to unvested stock-based awards that are expected to vest is $10,258,000, which amount will be recognized over a weighted average period of 1.4 years.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cost of revenues	$3,971	$4,225	$4,325
Selling and marketing expenses	494	542	600
General and administrative expenses	1,799	1,611	1,747
Total stock-based compensation expense	6,264	6,378	6,672
Tax effect on stock-based compensation expense	783	797	834
Net effect of stock-based compensation expense	$5,481	$5,581	$5,838

During the third and fourth quarters of 2013, the Company evaluated the trends in the stock-based award forfeiture rate and determined that the actual rates are 7.5% and 7.2%, respectively. This represents an increase of 1.1% and 0.8%, respectively from the estimate made in the third quarter of 2012. As a result of the increase in the estimated forfeiture rate, the stock based compensation expense decreased by an immaterial amount.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation assumptions

The fair value of each grant of stock-based awards is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. In the absence of enough historical information, the expected term was determined using the simplified method giving consideration to the contractual term and vesting schedule. Since the Company does not have any traded stock-based award and was listed for trading on the New York Stock Exchange beginning in November 2004, the Company’s expected volatility was calculated based on the Company’s historical volatility and for the period of time prior to the Company’s listing, the historical volatility of the Parent. There is a high correlation between the stock behavior of the Company and its Parent. The dividend yield forecast is expected to be 20% of the Company’s yearly net profit, which is equivalent to a 0.0% yearly weighted average dividend rate in the year ended December 31, 2013. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.

The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2013	2012	2010
For stock options issued by the Company:
Risk-free interest rates	0.8%	1.0%	2.2%
Expected lives (in years)	4.6	5.0	5.1
Dividend yield	0.71%	0.81%	0.80%
Expected volatility	37.8%	47.2%	46.4%
Forfeiture rate	5.6%	6.4%	7.5%

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2012 Incentive Plan empowers our Board of Directors, in its discretion, to amend the 2012 Incentive Plan in certain respects. Consistent with its authority to amend the Incentive Plan, in February 2014 the Board adopted and approved certain amendments to the Incentive Plan. The key amendments are as follows:

Increase of per grant limit: Section 15(a) of the 2012 Incentive Plan was amended to allow the grant of up to 400,000 shares of our common stock with respect to the initial grant of an equity award to newly hired executive officers in any calendar year. This amendment will become void if not adopted by our stockholders by May 31, 2014; and

Acceleration of vesting: Section 15(l) of the 2012 Incentive Plan was amended to clarify our ability to provide in the applicable award agreement that part and/or all of the award will be accelerated upon the occurrence of certain pre-determined events and/or conditions, such as a "change in control" (as defined in the 2012 Incentive Plan, as amended).

	Year Ended December 31,
	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,563	$30.09	2,934	$32.40	2,335	$34.35
Granted, at fair value:
Stock Options	45	26.70	75	19.01	30	19.10
SARs*	1,270	23.08	602	20.13	622	25.65
Exercised	(39)	16.89	—	—	—	—
Forfeited	(114)	30.04	(48)	28.92	(53)	31.69
Expired	(15)	37.90	—	—	—	—
Outstanding at end of year	4,710	28.23	3,563	30.09	2,934	32.40
Options and SARs exercisable at end of year	2,123	33.82	1,592	36.61	1,086	37.46
Weighted-average fair value of options and SARs granted during the year		$6.66		$7.25		$9.69

*	Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

As of December 31, 2013, 2,609,900 shares of the Company’s common stock are available for future grants under the 2012 Incentive Plan. No shares of the Company’s common stock are available for future grants under the 2004 Incentive Plan as of such date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
			(Dollars in thousands)			(Dollars in thousands)
$15.00	21	0.8	$258	21	0.8	$258
18.56	45	5.8	389	45	5.8	389
19.10	23	4.8	182	23	4.8	182
19.69	26	5.6	197	26	5.6	197
20.13	578	5.3	4,089	—	—	—
20.54	120	5.3	800	—	—	—
23.34	1,138	5.4	4,404	—	—	—
25.65	578	4.3	901	144	4.3	225
25.74	23	1.8	33	23	1.8	33
26.70	45	6.8	23	—	—	—
26.84	529	2.2	196	529	2.2	196
28.19	30	3.8	—	30	3.8	—
29.21	8	3.3	—	8	3.3	—
29.95	547	3.3	—	273	3.3	—
34.13	222	2.3	—	222	2.3	—
38.50	23	2.8	—	23	2.8	—
38.85	8	0.2	—	8	0.2	—
42.08	329	0.3	—	329	0.3	—
45.78	397	1.3	—	397	1.3	—
52.98	23	0.8	—	23	0.8	—
	4,710	3.7	$11,474	2,123	2.1	$1,480

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2012 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
			(Dollars in thousands)			(Dollars in thousands)
$15.00	32	1.8	$136	32	1.8	$136
18.56	45	6.8	32	—	—	—
19.10	30	5.8	5	30	5.8	5
19.69	30	6.6	—	—	—	—
20.10	8	1.8	—	8	1.8	—
20.13	594	6.3	—	—	—	—
25.65	598	5.3	—	—	—	—
25.74	23	2.8	—	23	2.8	—
26.84	552	3.2	—	276	3.2	—
28.19	30	4.8	—	30	4.8	—
29.21	8	4.3	—	8	4.3	—
29.95	567	4.3	—	139	4.3	—
34.13	225	3.3	—	225	3.3	—
37.90	15	0.8	—	15	0.8	—
38.50	23	3.8	—	23	3.8	—
38.85	8	1.2	—	8	1.2	—
42.08	340	1.3	—	340	1.3	—
45.78	412	2.3	—	412	2.3	—
52.98	23	1.8	—	23	1.8	—
	3,563	4.0	$173	1,592	2.6	$141

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $27.21 and $19.28 as of December 31, 2013 and 2012, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2013 and 2012 was 811,269 and 61,726, respectively.

The total pretax intrinsic value of options exercised during the year ended December 31, 2013 was $140,000 based on the average stock price of $23.57 during the year ended December 31, 2013. No options were exercised during the years ended December 31, 2012 and 2011.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — POWER PURCHASE AGREEMENTS

Substantially all of the Company’s electricity revenues are recognized pursuant to PPAs in the U.S. and in various foreign countries, including Kenya and Guatemala. These PPAs generally provide for the payment of energy payments or both energy and capacity payments through their respective terms which expire in varying periods from 2014 to 2034. Generally, capacity payments are calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, short-run avoided cost (“SRAC”) (the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. One PPA gives the power purchaser or its designee the right of first refusal to acquire the geothermal power plants at fair market value. Upon satisfaction of certain conditions specified in this PPA, and subject to receipt of requisite approvals and negotiations between the parties, the Company has the right to demand that the power purchaser acquire the power plant at fair market value. The Company’s subsidiaries in Guatemala sell power at an agreed upon price subject to terms of a “take or pay” PPA.

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

As discussed in Note 1, the Company assessed all PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003, and evaluated whether such PPAs contained a lease element requiring lease accounting. Future lease revenues under PPAs which contain a lease element as of December 31, 2013 including the PPAs that provide for minimum production or performance guarantees are accounted for as contingent lease revenues as they are production-based payments and contingent on generation levels that are impacted by climatic variables that are inherently uncertain including geological conditions and ambient temperature.

The PPAs considered to be leases were also assessed for inclusion of embedded derivatives, which required that they be seperately accounted for at fair value. However, none of such PPAs were determined to include embedded derivatives.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — DISCONTINUED OPERATIONS

On May 30, 2013, the Company’s wholly owned subsidiary, Ormat Holding Corp., sold the Momotombo Power Company (“OMPC”), which operates the Momotombo power plant located in Nicaragua, to a third party for $7,751,000 approximately one year before the scheduled termination of the concession arrangement with the Nicaraguan owner. The Company recorded an after-tax gain on sale of approximately $3.6 million in the year ended December 31, 2013.

In conjunction with the sale, the Company’s wholly owned subsidiary and the buyer signed a technical support agreement, whereby the subsidiary will provide technical consulting services, which can be terminated by either party with 60 days advance notice. The Company is of the opinion that the expected continuing cash flows from this agreement are insignificant and that there is no significant continuing involvement by the Company, including its subsidiaries, in the operations of the MPC after the sale. Therefore, the related income from operations prior to the date of the sale and the gain on the sale of the MPC have been included as discontinued operations in the consolidated statements of operations and comprehensive income (loss) for all comparative periods presented.

The summarized financial information related to the discontinued operations is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Revenues - electricity	$4,866	$12,635	$11,553
Cost of revenues - electricity	2,869	7,219	8,428
Gross margin	1,997	5,416	3,125
Operating expenses:
Selling and marketing expenses	192	404	154
General and administrative expenses	140	201	519
Operating income	1,665	4,811	2,452

Income from discontinued operations before income taxes	5,311	4,811	2,452
Income tax provision	(614)	(1,264)	(295)
Income from discontinued operations, net of taxes	$4,697	$3,547	$2,157

The net assets of the MPC as of May 30, 2013 were as follows:

(Dollars in thousands)

Cash and cash equivalents	$52
Accounts receivable	2,274
Prepaid expenses and other	167
Property, plant and equipment	3,935
Accounts payable and accrued expenses	(493)
Deferred income taxes	(442)
Accrued severance pay	(313)
Other liabilities	(590)
Net assets	$4,590

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Interest related to sale of tax benefits	$13,753	$6,827	$7,837
Loss on interest rate lock transactions*	—	—	16,380
Interest expense	67,621	69,206	56,951
Less — amount capitalized	(7,598)	(11,964)	(11,709)
	$73,776	$64,069	$69,459

*	The interest rate lock transactions are related to the OFC 2 Secured Notes and were not accounted for as hedges (see Note 10).

NOTE 18 — INCOME TAXES

Income from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
U.S.	$1,520	$(283,242)	$(32,797)
Non-U.S. (foreign)	49,616	71,437	37,115

	$51,136	$(211,805)	$4,318

The components of income tax provision (benefit) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current:
State	$208	$(768)	$135
Foreign	2,886	7,331	10,044

	$3,094	$6,563	$10,179

Deferred:
Federal	—	(17,312)	38,566
State	—	(44)	(2,099)
Foreign	10,458	12,620	1,594
	10,458	(4,736)	38,061

	$13,552	$1,827	$48,240

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2013	2012 As Revised	2011
	(Dollars in thousands)
Deferred tax expense (exclusive of the effect of other components listed below)	$(71,052)	$23,802	$4,045
Write-off of power plants	—	(90,720)	—
Usage (benefit) of operating loss carryforwards — U.S.	11,672	26,907	(35,575)
Change in valuation allowance	(1,787)	16,877	61,500
Change in foreign income tax	10,458	8,257	5,041
Change in lease transaction	974	1,170	1,027
Change in tax monetization transaction	46,051	5,353	(4,975)
Change in intangible drilling costs	15,091	14,133	18,592
Benefit of production tax credits and alternative minimum tax credits	(949)	(10,515)	(11,594)

Total	$10,458	$(4,736)	$38,061

The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2013	2012 As Revised	2011
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Valuation allowance	(3.5)	(8.0)	1,424.6
State income tax, net of federal benefit	(0.2)	4.1	(35.9)
Effect of foreign income tax, net	(7.9)	2.4	(31.3)
Production tax credits	(1.9)	5.0	(268.6)
Dividends from foreign subsidiaries	-	(39.3)	-
Subpart F income	4.7	-	-
Depletion	-	0.3	(18.7)
Other, net	0.3	(0.4)	12.3
Effective tax rate	26.5%	0.9%	1,117.2%

During the quarter ended December 31, 2012, the Company repatriated earnings of approximately $250.0 million from two of its wholly-owned foreign subsidiaries. These cash distributions to the Company made during 2012 were the first ever remittances of foreign earnings received by the Company and were a one-time event. The Company does not plan to repatriate the funds designated as being permanently invested outside the U.S. Of the cash distributions in 2012, $177.2 million was considered to be “Dividends from foreign subsidiaries”, which impacted the Company’s effective tax rate and $13.0 million reduced the Company’s tax basis in its foreign subsidiary. In addition, $59.8 million, which resulted in a deferred tax liability at December 31, 2012, was recognized as taxable income in 2013.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012 As Revised

	(Dollars in thousands)
Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(53,621)	$(43,531)
Depreciation	96,137	44,701
Intangible drilling costs	(81,972)	(66,881)
Net operating loss carryforward — U.S.	92,375	103,771
Dividends from foreign subsidiaries	—	(20,995)
Tax monetization transaction	(72,521)	(26,470)
Lease transaction	2,437	3,410
Investment tax credits	672	1,971
Production tax credits	71,313	68,954
Alternative minimum tax credit	—	1,410
Stock options amortization	3,464	3,072
Accrued liabilities and other	2,901	653
	61,185	70,065

Less — valuation allowance	(114,806)	(113,596)

Total	$(53,621)	$(43,531)

The following table presents a reconciliation of the beginning and ending valuation allowance:

	Year Ended December 31,
	2013	2012 As Revised	2011

	(Dollars in thousands)
Balance at beginning of the year	$113,596	$61,500	$433
Additions (releases) of valuation allowances	(1,210)	52,096	61,067

Balance at the end of the year	$114,806	$113,596	$61,500

At December 31, 2013, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $235.4 million and state NOL carryforwards of approximately $218.1 million, net of valuation allowance of $114.8 million, available to reduce future taxable income, which expire between 2021 and 2032 for federal NOLs and between 2013 and 2032 for state NOLs. The investment tax credits (“ITCs”) in the amount of $0.7 million at December 31, 2013 are available for a 20-year period and expire between 2022 and 2024. The PTCs in the amount of $71.3 million at December 31, 2013 are available for a 20-year period and expire between 2026 and 2032.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. The most significant factor considered in the ability of the Company to realize these deferred tax assets was the Company’s U.S. profitability over the past three years. Based on this profitability, a valuation allowance in the amount of $114.8 million and $113.6 million was recorded against the U.S. deferred tax assets as of December 31, 2013 and 2012, respectively as, at this point in time, it is more likely than not that the deferred tax assets will not be realized. If sufficient evidence of the Company’s ability to generate taxable income is established in the future, the Company may be required to reduce this valuation allowance, resulting in income tax benefits in its consolidated statement of operations.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the deferred taxes on the balance sheets as of the dates indicated:

	Year Ended December 31,
	2013	2012 As Revised	2011
	(Dollars in thousands)
Current deferred tax assets	$523	$637	$1,842
Current deferred tax liabilities	—	(20,392)	—
Non-current deferred tax assets	891	21,283	—
Non-current deferred tax liabilities	(55,035)	(45,059)	(54,665)
Balance at end of year	$(53,621)	$(43,531)	$(52,823)

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $68.6 million at December 31, 2013. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

The distribution of $250.0 million in the form of a cash and loan from Ormat Holding Corporation and Ormat Systems, respectively, in 2012 to the Company did not represent a change in the Company’s indefinite reinvestment position. The Company has not recognized deferred tax liabilities for outside basis differences (including undistributed earnings) relating to its foreign subsidiaries because such amounts have been indefinitely reinvested.

We believe that based on our plans to increase the operations outside of the U.S., the cash generated from our operations outside of the U.S. will be reinvested outside of the U.S. In addition, the Company believes that our U.S. sources of cash and liquidity are sufficient to meet our needs in the U.S. and, accordingly, we do not currently plan to repatriate the funds we have designated as being permanently invested outside the U.S. If we change our plans, we may be required to accrue and pay U.S. taxes to repatriate these funds.

Uncertain tax positions

At December 31, 2013 and 2012, there are $5.0 million and $7.3 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$7,281	$5,875	$5,431
Additions based on tax positions taken in prior years	200	1,381	1,207
Additions based on tax positions taken in the current year	1,146	25	612
Reduction based on tax positions taken in prior years	(3,677)	—	(1,375)
Balance at end of year	$4,950	$7,281	$5,875

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of December 31, 2013, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2013 and by local state jurisdictions for the years 2002-2013.

The reduction of $3.7 million in 2013 is due to the statute of limitation expiration on certain tax positions..

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2009	—	2013
Kenya	2007	—	2013
Guatemala	2009	—	2013
Philippines	2009	—	2013
New Zealand	2009	—	2013

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

Tax benefits in the U.S.

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the ARRA. The Company is permitted to claim 30% of the eligible cost of each new geothermal power plant in the United States, which is placed in service before January 1, 2014 as an ITC against its federal income taxes. After this date, the ITC is reduced to 10%. Alternatively, the Company is permitted to claim a PTC, which in 2013 was 2.3 cents per kWh and which may be adjusted annually for inflation. The PTC may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the power plant must choose between the PTC and the 30% ITC described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether the Company claims the PTC or the ITC, it is also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If the Company claims the ITC, the Company’s “tax base” in the plant that it can recover through depreciation must be reduced by half of the ITC. If the Company claims the PTC, there is no reduction in the tax basis for depreciation. Companies that place qualifying renewable energy facilities in service, during 2009, 2010 or 2011, or that begin construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and place them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Department of the Treasury (“U.S. Treasury”) in an amount equal to the ITC. Likewise, the tax base for depreciation will be reduced by 50% of the cash grant received. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 governmental business days of the application or the date on which the qualifying facility is placed in service.

On June 7, 2007, April 17, 2008 and January 24, 2013, a wholly-owned subsidiary, Ormat Nevada, concluded transactions to monetize PTCs and other favorable tax attributes (see Note 12).

Income taxes related to foreign operations

Guatemala — The enacted tax rate is 31%. Orzunil, a wholly owned subsidiary, was granted a benefit under a law which promotes development of renewable power sources. The law allows Orzunil to reduce the investment made in its geothermal power plant from income tax payable, which reduces the effective tax rate to zero. Ortitlan, another wholly owned subsidiary, was granted a tax exemption for a period of ten years ending August 2017. The effect of the tax exemption in the years ended December 31, 2013, 2012, and 2011 is $1.9 million, $4.4 million, and $4.4 million, respectively ($0.04, $0.10, and $0.10 per share of common stock, respectively).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Israel — The Company’s operations in Israel through its wholly owned Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems”), are taxed at the regular corporate tax rate of 24% in 2011, 25% in 2012 and 2013, and 26.5% in 2014 and thereafter Ormat Systems received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income was subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years until 2010. Ormat Systems was also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years until 2013 (see also below). These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013,, and 16% in 2014 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems had the option either to irrevocably comply with the new law while waiving benefits provided under the previous law or to continue to comply with the previous law during a transition period with the option to move from the previous law to the new law at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011.

Other significant foreign countries — The Company’s operations in Kenya are taxed at the rate of 37.5%. The Company’s operations in New Zealand are taxed at the rate of 28% in 2013, 2012 and 2011.

NOTE 19 — BUSINESS SEGMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2013:
Net revenues from external customers	$329,747	$203,492	$533,239
Intersegment revenues	—	37,248	37,248
Depreciation and amortization expense	88,853	4,079	92,932
Operating income (loss)	54,265	42,693	96,958
Segment assets at period end *	2,017,838	141,595	2,159,433
Expenditures for long-lived assets	203,047	1,581	204,628
* Including unconsolidated investments	7,076	—	7,076

Year Ended December 31, 2012, as revised:
Net revenues from external customers	$314,894	$186,879	$501,773
Intersegment revenues	—	48,315	48,315
Depreciation and amortization expense	95,927	3,557	99,484
Operating income (loss)	(189,994)	30,098	(159,896)
Segment assets at period end *	1,990,490	97,033	2,087,523
Expenditures for long-lived assets	228,289	4,731	233,020
* Including unconsolidated investments	2,591	—	2,591

Year Ended December 31, 2011:
Net revenues from external customers	$312,296	$113,160	$425,456
Intersegment revenues	—	80,712	80,712
Depreciation and amortization expense	90,464	3,070	93,534
Operating income	42,926	18,629	61,555
Segment assets at period end *	2,222,836	91,882	2,314,718
Expenditures for long-lived assets	266,258	3,419	269,677
* Including unconsolidated investments	2,215	1,542	3,757

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,
	2013	2012 As Revised	2011
	(Dollars in thousands)
Revenues:

Total segment revenues	$533,239	$501,773	$425,456
Intersegment revenues	37,248	48,315	80,712
Elimination of intersegment revenues	(37,248)	(48,315)	(80,712)

Total consolidated revenues	$533,239	$501,773	$425,456

Operating income:

Operating income (loss)	$96,958	$(159,896)	$61,555
Interest income	1,332	1,201	1,427
Interest expense, net	(73,776)	(64,069)	(69,459)
Foreign currency translation and transaction gains (losses)	5,085	242	(1,350)
Income attributable to sale of equity interest	19,945	10,127	11,474
Other non-operating income, net	1,592	590	671
Total consolidated income (loss) before income taxes and equity in income of investees	$51,136	$(211,805)	$4,318

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells electricity and products for power plants and others, mainly to the geographical areas according to location of the customers, as detailed below. The following tables present certain data by geographic area:

	Year Ended December 31,
	2013	2012 As Revised	2011
	(Dollars in thousands)
Revenues from external customers attributable to: (1)
North America	$314,666	$271,845	$254,265
Pacific Rim	20,082	109,177	32,174
Latin America	21,879	27,939	27,377
Africa	68,746	40,885	36,307
Far East	10,582	2,075	13,363
Europe	97,284	49,852	61,970
Consolidated total	$533,239	$501,773	$425,456

(1) Revenues as reported in the geographic area in which they originate.

	Year Ended December 31,
	2013	2012 As Revised	2011
	(Dollars in thousands)
Long-lived assets (primarily power plants and related assets) located in:

North America	$1,387,449	$1,358,877	$1,686,088
Latin America	63,972	67,536	81,472
Africa	338,395	274,395	174,854
Europe	12,787	14,859	13,932
Pacific Rim and Far East	671	210	—

Consolidated total	$1,803,274	$1,715,877	$1,956,346

The following table presents revenues from major customers:

	Year Ended December 31,
	2013		2012 As Revised		2011
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Edison(1)	$75,562	14.2	$90,239	18.0	$121,049	28.5
Hawaii Electric Light Company (1)	48,825	9.2	48,606	9.7	46,432	10.9
Sierra Pacific Power Company and
Nevada Power Company (1)(2)	94,111	17.6	78,631	15.7	56,778	13.3
Mighty River Power Limited (3)	19,174	3.6	99,617	19.9	19,956	4.7
KPLC (1)	61,876	11.6	40,887	8.1	35,179	8.3

(1)Revenues reported in Electricity Segment.

(2)Subsidiaries of NV Energy, Inc.

(3)Revenues reported in Products Segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — TRANSACTIONS WITH RELATED ENTITIES

Transactions between the Company and related entities, other than those disclosed elsewhere in these financial statements, are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Property rental fee expense paid to the Parent	$1,797	$1,762	$1,718
Corporate financial, administrative, executive services, and research and development services provided to the Parent	$148	$146	$143
Services rendered by an indirect shareholder of the Parent	$15	$51	$54

The current asset due from the Parent at December 31, 2013 and 2012 in the amount of $442,000 and $311,000, respectively, represents the net obligation resulting from ongoing operations and transactions with the Parent and is payable from available cash flow. Interest is computed on balances greater than 60 days at LIBOR plus 1% (but not less than the change in the Israeli Consumer Price Index plus 4%) compounded quarterly, and is accrued and paid to the Parent annually.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed one year of service or who had one year of service upon establishment of the Plan are eligible to participate in the Plan. Contributions are made by employees through pretax deductions up to 60% of their annual salary. Contributions made by the Company are matched up to a maximum of 2% of the employee’s annual salary. The Company’s contributions to the Plan were $482,000, $507,000, and $483,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Severance plan

The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $19,572,000 and $19,940,000 at December 31, 2013 and 2012, respectively, and have been presented in the consolidated balance sheets as part of “deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2013, 2012, and 2011 were $877,000, $2,320,000, and $2,323,000, respectively, which are net of income (including loss) amounting to $2,155,000, $930,000, and ($522,000), respectively, generated from the regular deposits and amounts accrued in severance funds

The Company expects the severance pay contributions in 2014 to be approximately $2.7 million.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(Dollars in thousands)
Year ending December 31:
2014	$4,791
2015	232
2016	1,258
2017	2,517
2018	2,027
2019-2023	7,601
$18,426

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (“BLM”) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $13,896,000, $12,048,000, and $10,138,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $248.9 million at December 31, 2013. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

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

At December 31, 2013, total obligations related to such supplier agreements were approximately $57.3 million (out of which approximately $26.6 million relate to construction-in-process). All such obligations are payable in 2014.

Grants and royalties

The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2013, 2012, and 2011. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2013 and 2012, amounted to $1.5 million and $1.5 million, respectively, of which approximately $0.5 million increases based on the LIBOR rate, as defined above.

Contingencies

On December 24, 2012, Laborers' International Union of North America Local Union No. 783 (“LiUNA”), an organized labor union, filed a petition in Mono County Superior Court, naming Mono County and the Company as defendant and real party in interest, respectively. The petitioners brought this action to challenge the November 13, 2012 decision of the Mono County Board of Supervisors in adopting Resolutions No. 12-78, denying Petitioners' administrative appeal of the Planning Commission's approval of Conditional Use Permit (“CUP”), adoption of findings under the California Environmental Quality Act (“CEQA") and adoption of the final environmental impact report ("EIR") for the Mammoth Pacific I replacement project. The petition asks the court to set aside the approval of the CUP and adoption of the EIR and cause a new EIR to be prepared and circulated.

The Company believes that the petition is without merit and intends to respond and take necessary legal action to dismiss the proceedings.  The Company responded to LiUNA’s petition. Filing of the petition in and of itself does not have any immediate adverse implications for the Mammoth enhancement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the Company learned that two former employees alleged in a qui tam complaint filed in the United States District Court for the Southern District of California that the Company submitted fraudulent applications and certifications to obtain grants. While the United States Department of Justice has declined to intervene, the former employees may proceed on their own. While we believe the allegations are without merit, we are investigating the allegations and evaluating and assessing the exposure to the Company, if any. The Company does not believe that the allegations of the lawsuit have any merit and will defend itself vigorously if served.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012 As revised	Mar. 31, 2013 As revised	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
	(Dollars in thousands, except per share amounts)
Revenues:
Electricity	$82,247	$81,882	$77,612	$76,057	$68,298	$87,713	$88,994	$84,742
Product	50,105	44,826	54,685	37,263	50,608	64,966	41,755	46,163
Total revenues	132,352	126,708	132,297	113,320	118,906	152,679	130,749	130,905
Cost of revenues:
Electricity	57,931	56,565	59,924	64,630	55,088	58,641	61,356	57,789
Product	34,627	31,818	42,130	26,771	37,041	43,657	29,637	30,212
Total cost of revenues	92,558	88,383	102,054	91,401	92,129	102,298	90,993	88,001
Gross margin	39,794	38,325	30,243	21,919	26,777	50,381	39,756	42,904
Operating expenses:
Research and development expenses	1,048	1,464	1,436	2,160	1,000	1,608	838	1,519
Selling and marketing expenses	4,922	4,570	3,346	2,966	11,509	3,777	2,575	6,752
General and administrative expenses	7,314	6,757	6,132	7,903	6,584	7,134	6,546	8,924
Impairment charges	—	—	7,264	229,113	—	—	—	—
Write-off of unsuccessful exploration activities	768	1,151	—	720	—	—	—	4,094
Operating income (loss)	25,742	24,383	12,065	(220,943)	7,684	37,862	29,797	21,615
Other income (expense):
Interest income	388	336	280	197	41	87	742	462
Interest expense, net	(14,878)	(14,263)	(15,400)	(19,528)	(15,863)	(17,504)	(18,459)	(21,950)
Foreign currency translation and transaction gains (losses)	14	(1,756)	615	1,369	1,682	904	1,258	1,241
Impairment of auction rate securities	—	—	—	—	—	—	—	—
Income attributable to sale of tax benefits	2,517	2,589	2,311	2,710	3,532	5,783	5,027	5,603
Other non-operating income (expense), net	(161)	286	215	246	1,417	29	137	9
Income (loss), before income taxes and equity in income (losses) of investees	13,622	11,575	86	(235,949)	(1,507)	27,161	18,502	6,980
Income tax benefit (provision)	(5,457)	(3,884)	(1,088)	8,321	(4,047)	(5,780)	(5,201)	1,476
Equity in income (losses) of investees	(140)	(157)	(1,245)	(980)	—	9	(158)	(101)
Income (loss) from continuing operations	8,025	7,534	(2,247)	(228,608)	(5,554)	21,390	13,143	8,355
Discontinued operations:
Income from discontinued operations including gain on disposal of ($0, $0, $0, $0, $0, $3,646, $0, and $0, respectively)	—	1,613	2,123	(64)	831	4,480	—	—
Income tax provision	—	(425)	(391)	(167)	(251)	(363)	—	—
Total income from discontinued operations	—	1,188	1,732	(231)	580	4,117	—	—
Net income (loss)	8,025	8,722	(515)	(228,839)	(4,974)	25,507	13,143	8,355
Net income attributable to noncontrolling interest	(130)	(81)	(67)	(136)	(85)	(322)	(193)	(193)
Net income (loss) attributable to the Company's stockholders	$7,895	$8,641	$(582)	$(228,975)	$(5,059)	$25,185	$12,950	$8,162

Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$0.17	$0.16	$(0.05)	$(5.03)	$(0.12)	$0.46	$0.29	$0.18
Discontinued operations	—	0.03	0.04	(0.01)	0.01	0.09	—	—
Net income (loss)	$0.17	$0.19	$(0.01)	$(5.04)	$(0.11)	$0.55	$0.29	$0.18
Diluted:
Income (loss) from continuing operations	$0.17	$0.16	$(0.05)	$(5.03)	$(0.12)	$0.46	$0.28	$0.18
Discontinued operations	—	0.03	0.04	(0.01)	0.01	0.09	—	—
Net income (loss)	$0.17	$0.19	$(0.01)	$(5.04)	$(0.11)	$0.55	$0.28	$0.18

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company's stockholders:
Basic	45,431	45,431	45,431	45,431	45,431	45,431	45,438	45,461
Diluted	45,437	45,438	45,431	45,431	45,431	45,448	45,494	45,610

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — SUBSEQUENT EVENTS

Cash dividend

On February 25, 2014, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.7 million ($0.06 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 13, 2014, payable on March 27, 2014.

PPA extension for Zunil power plant in Guatemala

On January 22, 2014, the Company, through its wholly owned subsidiary signed an amendment to the PPA with Instituto Nacional de Electrificacion (“INDE”) for its Zunil geothermal power plant in Guatemala. The amendment extends the term of the PPA from 2019 to 2034. The PPA amendment also transfers operation and management responsibilities of the Zunil geothermal field from INDE to the Company for the term of the amended PPA in exchange for a tariff increase. Additionally, INDE exercised its right under the PPA to become a partner in the Zunil power plant with 3% equity interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded as of December 31, 2013, that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using criteria established in Internal Control — Integrated Framework (1992) issued by the COSO and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item in addition to that below is incorporated by reference herein from the Company’s definitive 2014 Proxy Statement.

Directors and Executive Officers Information

The following table sets forth the name, age and positions of our directors, executive officers and persons who are executive officers of certain of our subsidiaries who perform policy making functions for us:

Name	Age	Position
Gillon Beck	52	Chairman of the Board of Directors (4),(8)
Lucien Y. Bronicki	79	Chief Technology Officer(5)
Yehudit “Dita” Bronicki	72	Chief Executive Officer; Director (3),(7)
Isaac Angel	57	Chief Executive Officer; Director - Appointee(1)
Yoram Bronicki	47	President; Chief Operating Officer; Director (2),(6)
Doron Blachar	46	Chief Financial Officer**
Nadav Amir	63	Executive Vice President — Operations**
Zvi Reiss	63	Executive Vice President — Project Management**
Zvi Krieger	58	Executive Vice President — Geothermal Resource**
Shimon Hatzir	52	Senior Vice President — Engineering**
Etty Rosner	58	Senior Vice President — Contract Management; Corporate Secretary**
Nir Wolf	48	Vice President — Business Development — Marketing and Sales, Rest of the World**
Dan Falk	69	Independent Director (8)
Ami Boehm	42	Independent Director (7)
Robert F. Clarke	71	Independent Director (7)
Robert E. Joyal	69	Independent Director (7)
David Granot	67	Independent Director (6)

** Performs the functions described in the table, but is employed by Ormat Systems

(1)	Mr. Isaac Angel will join the Company as an Executive Officer on April 1, 2014, and will commence serving as the Company's Chief Executive Officer on July 1, 2014.
(2)	Mr. Yoram Bronicki will resign from his position as President and Chief Operating Officer of the Corporation, effective June 30, 2014, and assume the position of Chairman of the Board of Directors.
(3)	Mrs. Yehudit Bronicki will retire as the Company's CEO, effective June 30, 201.
(4)	Mr. Gillon Beck will resign from his position as Chairman of the Board of Directors, effective June 30, 2014.
(5)	Mr. Lucien Bronicki will retire as the Company's Chief Technology Officer, effective June 30, 2014.
(6)	Denotes Class I Director – Term expiring at 2014 Annual Shareholders Meeting
(7)	Denotes Class II Director – Term expiring at 2015 Annual Shareholders Meeting
(8)	Denotes Class III Director – Term expiring at 2013 Annual Shareholders Meeting

Gillon Beck. Gillon Beck has been a member of our Board of Directors since May 22, 2012. Since 2003, Mr. Beck has been a Senior Partner at FIMI Opportunity Funds, as well as a Director of the FIMI Opportunity Funds' General Partners and SPV companies. In addition, Mr. Beck currently serves as Chairman of the Board of Ham-Let (Israel-Canada) Ltd., a company publicly-traded on the Tel Aviv Stock Exchange, and of Inrom Industries, Ltd. and H.R. Givon Ltd., both of which are private companies. He also serves as a member of the Board of Directors of Nirlat Paints, Ltd., Ytong Industries, Ltd., and Alony Ltd., companies which had been public companies but which have since gone private. During the past five years, Mr. Beck formerly served as a member of the Board of Directors of the following public companies: Medtechnica, Ltd., Merhav Ceramic and Building Materials Center, Ltd., Retalix Ltd., Gamatronic Electronic Industries, Ltd., and Orian C.M. Ltd., Tedea, Ltd. From 1999 to 2003, Mr. Beck served as Chief Executive Officer and President of Arad Ltd., a publicly-traded water measurement and automatic meter reading company, and from 1995 to 1999, he served as Chief Operating Officer of Arad Ltd. Mr. Beck received a Bachelor of Science degree in Industrial Engineering in 1990 from the Technion – Israel Institute of Technology, and a Masters of Business Administration in Finance in 1992 from Bar-Ilan University.

Lucien Y. Bronicki. Lucien Y. Bronicki has been our Chief Technology Officer since July 1, 2004. Mr. Bronicki co-founded Ormat Turbines Ltd. in 1965 and is a member of the Board of Directors of Ormat Industries Ltd., the publicly-traded successor to Ormat Turbines Ltd. Mr. Bronicki served as the Chairman of the Board of Directors of the Company until May 22, 2012, and served as the Chairman of the Board of Directors of Ormat Industries Ltd. and several of its subsidiaries until September 15, 2011. From 1992 to May 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Engines, a manufacturer of jet engines, and from 1997 to May 2006, Mr. Bronicki was the Chairman of the Board of Directors of Bet Shemesh Holdings.  Mr. Bronicki was also the Chairman of the Board of Directors of Orad Hi-Tec Systems Ltd., a manufacturer of image processing systems, until the end of 2005, and was the Co-Chairman of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1957 until 1958, Mr. Bronicki worked in the Nuclear Research Center in Saclay (France) designing equipment for elementary particle research at CERN. He went on to join the National Physical Laboratory of Israel and develop solar-powered turbines, which evolved into geothermal power plants. Mr. Bronicki has worked in the power industry since 1958. He is a member of the Executive Council of the Weizmann Institute of Science and was the Chairman of the Israeli Committee of the World Energy Council. Mr. Bronicki was also a member of the Studies Committee “Energy for Tomorrows World Commission” of the World’s Energy council. Yehudit Bronicki and Lucien Bronicki are married and are the parents of Yoram Bronicki. Mr. Bronicki obtained a postgraduate degree in Nuclear Engineering from Conservatoire National des Arts et Métiers, a Master of Science in Physics from Universite de Paris and a Master of Science in Mechanical Engineering from École Nationale Supérieure d’Ingenieurs Arts et Métiers. He received a Ph.D. Honoris Causa in 2005 from the Ben-Gurion University, in 2006 from the Weizmann Institute of Science, and in 2007 from the Technion – Israel Institute of Technology. Mr. Bronicki has received the Pioneers Award from the Geothermal Resources Council, and the Italian Geothermal Union Centenary Award.

Yehudit “Dita” Bronicki. Yehudit Bronicki has been our Chief Executive Officer since July 1, 2004, and is also a member of our Board of Directors. From July 1, 2004 to September 20, 2007, Mrs. Bronicki also served as our President. Mrs. Bronicki was a co-founder of Ormat Turbines Ltd. and is a member of the Board of Directors and the General Manager (a CEO-equivalent position) of Ormat Industries Ltd., the publicly traded successor to Ormat Turbines Ltd., and several of its subsidiaries. From 1992 to June 2005, Mrs. Bronicki was a director of Bet Shemesh Engines, a manufacturer of jet engines. In addition, since 2000, Mrs. Bronicki has been a member of the Board of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1994 to 2001, Mrs. Bronicki was on the Advisory Board of the Bank of Israel. Mrs. Bronicki has worked in the power industry since 1965. Yehudit Bronicki and Lucien Bronicki are married and are the parents of Yoram Bronicki. Mrs. Bronicki obtained a Bachelor of Arts in Social Sciences from Hebrew University in 1965. In 2007, she received a PhD. Honoris Causa from the Technion – Israel Institute of Technology.

   Isaac Angel. Isaac Angel will commence serving as an officer of the Company on April 1, 2014, and will assume the position of Chief Executive Officer as of July 1, 2014.  From February 1999 to November 2006, he served in various positions at Lipman Electronic Engineering Ltd., including as its President and CEO. After the acquisition of Lipman Electronic Engineering Ltd. by VeriFone in 2006, Mr. Angel served as Executive Vice President, Global Operations of VeriFone from 2006 to 2008.  From 2008 to 2009, Mr. Angel served as Executive Chairman of LeadCom Integrated Solutions Ltd.  Since 2008, Mr. Angel has served as a director of Frutarom Industries Ltd., and from 2012 until 2013 he served as a director of Retalix Ltd.

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

Doron Blachar. Doron Blachar has served as our Chief Financial Officer since April 2, 2013.  From 2009 to 2013, he was the CFO of Shikun & Binui Ltd.  From 2005 to 2009, he served as the Vice President – Finance of Teva Pharmaceutical Industries Ltd.  From 1998 to 2005, he served in a number of positions at Amdocs Limited, including as Vice President – Finance from 2002 to 2005.  Mr. Blachar obtained a Bachelor of Arts in Accounting and Economics and a Master of Business Administration from Tel Aviv University.  He is also a Certified Public Accountant in Israel.

Nadav Amir. Nadav Amir has served as our Executive Vice President of Operations since November 4, 2009. From July 1, 2004 to November 3, 2009, Mr. Amir was our Executive Vice President of Engineering; from 2001 to June 30, 2004, he was Executive Vice President of Engineering of Ormat Industries; from 1993 to 2001, he was Vice President of Engineering of Ormat Industries Ltd.; from 1988 to 1993, he was Manager of Engineering of Ormat Industries Ltd.; from 1984 to 1988, he was Manager of Product Engineering of Ormat Industries Ltd.; and from 1983 to 1984, he was Manager of Research and Development of Ormat Industries. Mr. Amir obtained a Bachelor of Science in Aeronautical Engineering from the Technion – Israel Institute of Technology in 1972.

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

Nir Wolf. Nir Wolf has served as our Vice President for Business Development — Marketing and Sales, Rest of the World since January 1, 2010. From December 2005 to December 31, 2009, Mr. Wolf served as our Vice President, Distributed Power responsible for the marketing, sales, engineering and after sales activities of the remote power units. From December 1999 to December 2005, Mr. Wolf had a leading position as Business Development Manager in the Marketing and Sales Department. Starting January 14, 1994, when Mr. Wolf joined us, he was positioned in the Project Management Department as a Budget and Schedule Controller and later on as a Project Manager. Mr. Wolf obtained a Bachelor of Science in Industrial Engineering, cum laude from the Technion – Israel Institute of Technology in 1991. In 1995, Mr. Wolf obtained a Master of Business Administration from the Bar Ilan University. Mr. Wolf participated in the Technion Institute of Management Senior Executive Program.

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

Ami Boehm.  Ami Boehm has been a member of our Board of Directors since May 22, 2012.  Since 2004, Mr. Boehm has been a Partner at FIMI Opportunity Funds, as well as Managing Partner and CEO of FITE GP (2004). In addition, Mr. Boehm currently serves as a member of the Board of Directors of Gilat Satellite Networks Ltd., a NASDAQ publicly-traded company, and of the following non-U.S. public companies: Scope Metal Trading, Ltd., Ham-Let (Israel Canada Ltd., and Inter Industries, Ltd. He also serves as a member of the Board of Directors of Inter-Electric, Ltd., a private company. During the past five years, Mr. Boehm formerly served as a member of the Board of Directors of the following non-U.S. public companies: Global Wire Ltd. and Telkoor Telecom Ltd. From 1999 to 2004, Mr. Boehm served as Head of Research at Discount Capital Markets, the investment arm of Israel Discount Bank, and from 1998 to 1999, he worked in the Office of the Attorney General in the Israeli Ministry of Justice. Mr. Boehm received a Bachelor of Law degree in 1997 from Tel Aviv University, a Bachelor of Arts degree in Economics in 1998 from Tel Aviv University, and a Masters of Business Administration in Finance in 2004 jointly from Northwestern University's Kellogg School of Business and Tel Aviv University.

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

Robert E. Joyal. Robert E. Joyal has been a member of our Board of Directors since May 22, 2012. Since 2006, Mr. Joyal has served as a Director of Jefferies Group, Inc., which had been a public company, until 2013, and since 2013 has served as a director of Leucadia National Corporation, a public company that became the parent company of Jefferies Group, Inc. Since 2003, Mr. Joyal has served as a member of the Board of Trustees of the following investment funds: MassMutual Funds, Babson Capital Corporate Investors, and Babson Capital Participation Investors. Mr. Joyal also serves as a Director of FIMI 2001 Ltd. and FITE 2004 Ltd., and is a member of the investment committee of various funds sponsored by FIMI. He has also been a director of Kimco Insurance Company since 2007, and a member of the Board of Trustees of First Israel Mezzanine Investors since 2003. During the past five years, Mr. Joyal served as a member of the Board of Directors of the following public companies, for which he no longer serves as a Director: Alabama Aircraft Industries Inc. and Scottish Re Group Ltd. Mr. Joyal is a Chartered Financial Analyst. He earned a BA from St. Michael's College and a MBA from Western New England College.

David Granot. David Granot has been a member of our Board of Directors since May 22, 2012. From 2007 to January 1, 2014, Mr. Granot has served as Chairman of Scorpio Real Estate, a non-U.S. public company. In addition, he is a member of the Board of the following non-U.S. public company: Alrov Israel. He also serves on the Board of the following private company: G.D. Goren Management and Consultation Ltd. During the past five years, Mr. Granot served as a member of the Board of Directors of the following non-U.S. public and private companies, for which he no longer serves as a Director: Ham-let, a member of the IDB Group; BSG Capital Market Ltd., the holding company of the financial assests of the BSG Group; and Harel Insurance Investment and Financial Services Ltd; Tempo Beverages Ltd. and Bateman Litwin N.V. From 2001 through 2007, Mr. Granot served as the CEO of the First International Bank of Israel Ltd. He earned a BA in Economics and a MBA from the Hebrew University in Jerusalem.

Audit Committee

The information required under this section is incorporated by reference herein from the Company’s definitive 2013 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference herein from the Company’s definitive 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference herein from the Company’s definitive 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference herein from the Company’s definitive 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference herein from the Company’s definitive 2014 Proxy Statement.

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

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 28, 2014.

Signature	Capacity

/s/ YEHUDIT BRONICKI	Chief Executive Officer and Director
Yehudit Bronicki	(Principal Executive Officer)

/s/ DORON BLACHAR	Chief Financial Officer
Doron Blachar	(Principal Financial and Accounting Officer)

/s/ GILLON BECK	Chairman of the Board of Directors
Gillon Beck

/s/ YORAM BRONICKI	President, Chief Operating Officer and
Yoram Bronicki	Director

/s/ AMI BOEHM	Director
Ami Boehm

/s/ DAN FALK	Director
Dan Falk

(C) EXHIBIT INDEX

Exhibit No.	Document

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

Exhibit No.	Document

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

10.6.3

Waiver executed by Lucien Bronicki in favor of Ormat Technologies, Inc., dated May 22, 2012, incorporated by reference to Exhibit 10.6.3 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 11, 2013.

10.6.4

Undertaking executed by Lucien Bronicki in favor of Ormat Industries Ltd. and Ormat Technologies, Inc., dated May 22, 2012, incorporated by reference to Exhibit 10.6.4 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 11, 2013.

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

10.7.4

Waiver executed by Yehudit Bronicki in favor of Ormat Technologies, Inc., dated May 22, 2012, incorporated by reference to Exhibit 10.7.4 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 11, 2013.

10.7.5

Undertaking executed by Yehudit Bronicki in favor of Ormat Industries Ltd. and Ormat Technologies, Inc., dated May 22, 2012, incorporated by reference to Exhibit 10.7.5 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 11, 2013.

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

10.8.4

Waiver executed by Yoram Bronicki in favor of Ormat Technologies, Inc., dated May 22, 2012, incorporated by reference to Exhibit 10.8.4 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 11, 2013.

10.8.5

Undertaking executed by Yoram Bronicki in favor of Ormat Industries Ltd. and Ormat Technologies, Inc., dated May 22, 2012, incorporated by reference to Exhibit 10.8.5 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 11, 2013.

Exhibit No.	Document

10.8.6

Amendment to Employment Agreement of Yoram Bronicki, dated December 10, 2013, by and between Ormat Technologies, Inc. and Yoram Bronicki, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on December 10, 2013.

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

Exhibit No.	Document

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

Exhibit No.	Document

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

10.25.4

Subordination Agreement, dated as of January 11, 2012, among CYRQ ENERGY, INC., Thermo NO. 1 BE-01, LLC, and Ormat Nevada Inc., incorporated by reference to Exhibit 10.25.4 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 11, 2013.

10.26.1

Finance Agreement, dated as of August23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on November 8, 2012.

10.26.2

Amendment No. 1 to the Finance Agreement, dated as of August23, 2012, between OrPower 4, Inc., an indirect wholly-owned subsidiary of Ormat Technologies, Inc., and Overseas Private Investment Corporation, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 9, 2012.

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

Exhibit No.	Document

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

10.30.1

Employment Agreement, dated as of February 11, 2014, between Ormat Technologies, Inc. and Isaac Angel, incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 11, 2014.

10.30.2	Employment Agreement, dated as of January 6, 2013, between Ormat Systems Ltd. and Doron Blachar, filed herewith.

10.31.1

Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 11, 2014.

10.31.2	Form of Stock Option Agreement to Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, filed herewith.

10.31.3	Form of Freestanding Stock Appreciation Right Agreement to Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, filed herewith.

21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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