Form 10-Q
period 2014-06-30
ORMAT TECHNOLOGIES, INC.
filed 2014-08-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2014, the number of outstanding shares of common stock, par value $0.001 per share, was 45,518,847.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
ASSETS
Current assets:

Cash and cash equivalents	$80,120	$57,354
Restricted cash, cash equivalents and marketable securities (all related to variable interest entities ("VIEs"))	54,077	51,065
Receivables:
Trade	78,764	95,365
Related entity	442	442
Other	7,963	11,049
Due from Parent	607	382
Inventories	18,292	22,289
Costs and estimated earnings in excess of billings on uncompleted contracts	25,918	21,217
Deferred income taxes	2,484	523
Prepaid expenses and other	38,156	29,654
Total current assets	306,823	289,340
Unconsolidated investments	3,308	7,076
Deposits and other	23,480	22,114
Deferred income taxes	—	891
Deferred charges	35,674	36,738
Property, plant and equipment, net ($1,399,678 and $1,381,083 related to VIEs, respectively)	1,468,012	1,452,336
Construction-in-process ($55,181 and $136,947 related to VIEs, respectively)	247,901	288,827
Deferred financing and lease costs, net	29,429	30,178
Intangible assets, net	30,302	31,933
Total assets	$2,144,929	$2,159,433
LIABILITIES AND EQUITY
Current liabilities:

Accounts payable and accrued expenses	$79,800	$98,047
Short term revolving credit lines with banks (full recourse)	42,600	—
Billings in excess of costs and estimated earnings on uncompleted contracts	28,185	7,903
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	30,208	31,137
Other loans	21,207	20,377
Full recourse	23,994	28,875
Total current liabilities	225,994	186,339
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	241,146	270,310
Other loans	300,429	311,078
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $975)	250,443	250,596
Other loans	43,940	53,467
Revolving credit lines with banks	82,000	112,017
Liability associated with sale of tax benefits	50,829	60,985
Deferred lease income	62,029	63,496
Deferred income taxes	63,884	55,035
Liability for unrecognized tax benefits	5,589	4,950
Liabilities for severance pay	23,794	23,841
Asset retirement obligation	19,422	18,679
Other long-term liabilities	4,830	3,529
Total liabilities	1,374,329	1,414,322

Commitments and contingencies (Note 10)

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,518,847 and 45,460,653 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	46	46
Additional paid-in capital	738,842	735,295
Retained earnings (accumulated deficit)	22,597	(3,088)
Accumulated other comprehensive income (loss)	(3,673)	487
	757,812	732,740
Noncontrolling interest	12,788	12,371
Total equity	770,600	745,111

Total liabilities and equity	$2,144,929	$2,159,433

The accompanying notes are an integral part of the condensed consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
Revenues:

Electricity	$91,692	$87,713	$186,509	$156,011
Product	35,911	64,966	83,530	115,574
Total revenues	127,603	152,679	270,039	271,585
Cost of revenues:
Electricity	67,322	58,641	124,356	113,729
Product	20,324	43,657	52,267	80,698
Total cost of revenues	87,646	102,298	176,623	194,427
Gross margin	39,957	50,381	93,416	77,158
Operating expenses:
Research and development expenses	232	1,608	145	2,608
Selling and marketing expenses	3,216	3,777	6,595	15,286
General and administrative expenses	6,072	7,134	13,668	13,718
Write-off of unsuccessful exploration activities	8,107	—	8,107	—
Operating income	22,330	37,862	64,901	45,546
Other income (expense):
Interest income	90	87	201	128
Interest expense, net	(22,072)	(17,504)	(42,590)	(33,367)
Foreign currency translation and transaction gains (losses)	(55)	904	(693)	2,586
Income attributable to sale of tax benefits	6,130	5,783	12,847	9,315
Gain from sale of property, plant and equipment	7,628	—	7,628	—
Other non-operating income, net	343	29	406	1,446
Income before income taxes and equity in income (losses) of investees	14,394	27,161	42,700	25,654
Income tax provision	(4,967)	(5,780)	(11,287)	(9,827)
Equity in income (losses) of investees	(114)	9	(311)	9
Income from continuing operations	9,313	21,390	31,102	15,836
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $3,646, $0 and $3,646, respectively)	—	4,480	—	5,311
Income tax provision	—	(363)	—	(614)
Total income from discontinued operations	—	4,117	—	4,697

Net income	9,313	25,507	31,102	20,533
Net income attributable to noncontrolling interest	(177)	(322)	(414)	(407)

Net income attributable to the Company's stockholders	$9,136	$25,185	$30,688	$20,126
Comprehensive income:
Net income	9,313	25,507	31,102	20,533
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	(4,088)	—	(4,088)	—
Amortization of unrealized gains or losses in respect of derivative instruments designated for cash flow hedge	(36)	(42)	(72)	(84)
Comprehensive income	5,189	25,465	26,942	20,449
Comprehensive income attributable to noncontrolling interest	(177)	(211)	(414)	(407)
Comprehensive income attributable to the Company's stockholders	$5,012	$25,254	$26,528	$20,042

Earnings per share attributable to the Company's stockholders - basic and diluted:

Income from continuing operations	$0.20	$0.46	$0.67	$0.34
Discontinued operations	—	0.09	—	0.10
Net income	0.20	0.55	0.67	0.44
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,606	45,431	45,545	45,431
Diluted	45,963	45,448	45,827	45,443

Dividend per share declared	$0.05	$0.04	$0.11	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
	Common Stock		Additional Paid-in	Retained Earnings(Accumulated	Accumulated Other Income Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity
	(In thousands, except per share data)

Balance at December 31, 2012, as revised	45,431	$46	$732,140	$(44,326)	$651	$688,511	$7,096	$695,607
Stock-based compensation	—	—	2,857	—	—	2,857	—	2,857
Cash paid to noncontrolling interest	—	—	—	—	—	—	(349)	(349)
Cash dividend declared, $0.04 per share	—	—	—	—	—	—	5,151	5,151
Net income	—	—	—	20,126	—	20,126	407	20,533
Other comprehensive loss, net of related taxes:
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $52)	—	—	—	—	(84)	(84)	—	(84)

Balance at June 30, 2013	45,431	$46	$734,997	$(24,200)	$567	$711,410	$12,305	$723,715

Balance at December 31, 2013	45,461	$46	$735,295	$(3,088)	$487	$732,740	$12,371	$745,111
Stock-based compensation	—	—	2,806	—	—	2,806	—	2,806
Exercise of options by employees and directors	58	—	741	—	—	741	—	741
Cash paid to noncontrolling interest	—	—	—	—	—	—	(254)	(254)
Cash dividend declared, $0.11 per share	—	—	—	(5,003)	—	(5,003)	—	(5,003)
Increase in noncontrolling interest	—	—	—	—	—	—	257	257
Net income	—	—	—	30,688	—	30,688	414	31,102
Other comprehensive income, net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(4,088)	(4,088)	—	(4,088)
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $44)	—	—	—	—	(72)	(72)	—	(72)

Balance at June 30, 2014	45,519	$46	$738,842	$22,597	$(3,673)	$757,812	$12,788	$770,600

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:

Net income	$31,102	$20,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,819	45,884
Amortization of premium from senior unsecured bonds	(153)	(153)
Accretion of asset retirement obligation	743	758
Stock-based compensation	2,806	2,857
Amortization of deferred lease income	(1,343)	(1,343)
Income attributable to sale of tax benefits, net of interest expense	(7,540)	(4,578)
Equity in (income) losses of investees	311	(9)
Mark-to-market of derivative instruments	(302)	2,370
Write-off of unsuccessful exploration activities	8,107	—
Loss on severance pay fund asset	(396)	(403)
Gain on sale of a subsidiary and property, plant and equipment	(7,628)	(3,646)
Deferred income tax provision	8,887	9,634
Liability for unrecognized tax benefits	639	1,074
Deferred lease revenues	(124)	(117)
Other	(181)	(819)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	19,959	(17,748)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,701)	(6,710)
Inventories	3,997	2,763
Prepaid expenses and other	(8,738)	(4,173)
Deposits and other	86	(2,840)
Accounts payable and accrued expenses	(11,094)	(8,827)
Due from/to related entities, net	—	(46)
Billings in excess of costs and estimated earnings on uncompleted contracts	20,282	(14,438)
Liabilities for severance pay	(47)	309
Other long-term liabilities	313	(225)
Due from/to Parent	(225)	(157)
Net cash provided by operating activities	103,579	19,950
Cash flows from investing activities:
Short-term deposit	—	(11)
Net change in restricted cash and cash equivalents	(3,012)	(8,975)
Cash received from sale of a subsidiary and property, plant and equipment	35,250	7,699
Capital expenditures	(89,125)	(102,019)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	27,427	—
Investment in unconsolidated companies	(631)	(924)
Increase in severance pay fund asset, net of payments made to retired employees	1,079	1,061
Net cash used in investing activities	(29,012)	(103,169)
Cash flows from financing activities:
Proceeds from long-term loans	—	45,000
Proceeds from exercise of options by employees	392	—
Proceeds from the sale of limited liability company interest in ORTP, LLC, net of transaction costs	—	31,508
Purchase of OFC Senior Secured Notes	(12,860)	(11,888)
Proceeds from revolving credit lines with banks	1,742,383	1,354,761
Repayment of revolving credit lines with banks	(1,729,800)	(1,348,120)
Repayments of long-term debt	(41,078)	(18,787)
Cash paid to non-controlling interest	(5,398)	(6,990)
Cash received from non-controlling interest	2,234	—
Deferred debt issuance costs	(2,671)	—
Cash dividends paid	(5,003)	—
Net cash provided by (used in) financing activities	(51,801)	45,484
Net change in cash and cash equivalents	22,766	(37,735)
Cash and cash equivalents at beginning of period	57,354	66,628

Cash and cash equivalents at end of period	$80,120	$28,893
Supplemental non-cash investing and financing activities:

Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(7,289)	$4,063

Accrued liabilities related to financing activities	$—	$(1,347)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2014, the consolidated results of operations and comprehensive income for the three and six-month periods ended June 30, 2014 and 2013 and the consolidated cash flows for the six-month periods ended June 30, 2014 and 2013.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Other comprehensive income

For the six months ended June 30, 2014 and 2013, the Company reclassified $72,000 and $84,000, respectively, from other comprehensive income, of which $116,000 and $136,000, respectively, were recorded to reduce interest expense and $44,000 and $52,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended June 30, 2014 and 2013, the Company reclassified $36,000 and $42,000, respectively, from other comprehensive income, of which $58,000 and $68,000, respectively, were recorded to reduce interest expense and $22,000 and $26,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income.

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

Solar project sale

On March 26, 2014, the Company signed an agreement with RET Holdings, LLC to sell the Heber Solar project in Imperial County, California for $35.25 million. The Company received the first payment of $15.0 million during the first quarter of 2014 and the second payment for the remaining $20.25 million was paid in the second quarter of 2014. Due to certain contingencies in the sale agreement, the Company deferred the pre-tax gain of approximately $7.6 million until the contingencies were resolved in the second quarter of 2014.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Write-off of unsuccessful exploration activities

Write-off of unsuccessful activities for the three and six months ended June 30, 2014, was $8.1 million. This represents the write-off of exploration costs related to the Company’s exploration activities in the Wister site in California, which the Company determined in the second quarter of 2014 would not support commercial operations.

OFC 2 loan prepayment

On June 20, 2014, Phase I of Tuscarora Facility achieved Project Completion under the OFC 2 Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement and following recalibration of the financing assumptions, the loan amount was adjusted through a principal prepayment of $4,275,000.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2014 and December 31, 2013, the Company had deposits totaling $21,790,000 and $13,805,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2014 and December 31, 2013, the Company’s deposits in foreign countries amounted to approximately $69,129,000 and $56,133,000, respectively.

At June 30, 2014 and December 31, 2013, accounts receivable related to operations in foreign countries amounted to approximately $48,814,000 and $32,231,000, respectively. At June 30, 2014 and December 31, 2013, accounts receivable from the Company’s primary customers (as described immediately below) amounted to approximately 51.8% and 35.0% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 17.4% and 14.9% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively, and 17.6% and 17.8% for the six months ended June 30, 2014 and 2013, respectively.

Southern California Edison accounted for 13.5% and 12.4% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively, and 12.7% and 12.1% for the six months ended June 30, 2014 and 2013, respectively.

Hawaii Electric Light Company accounted for 10.1% and 8.6% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively, and 9.6% and 8.9% for the six months ended June 30, 2014 and 2013, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 16.9% and 10.3% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively, and 15.6% and 9.5% for the six months ended June 30, 2014 and 2013, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2014

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) clarified the accounting guidance on presentation of the unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit (or a portion thereof) should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for certain exceptions specified in the guidance. The exceptions include when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to reduce any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and is to be made assuming the disallowance of the tax position at the reporting date. This accounting update is effective for fiscal periods after December 15, 2013. The provision was applied prospectively to all unrecognized tax benefits that exist on January 1, 2014. The adoption of this guidance did not have a material impact on the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

New accounting pronouncements effective in future periods

Reporting Discontinued Operations and Disclosures

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendment, required to be applied prospectively for reporting periods beginning after December 15, 2014, limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on operations and financial results. The amendment requires expanded disclosures for discontinued operations and also requires additional disclosures regarding disposals of individually significant components that do not qualify as discontinued operations. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This amendment has no impact on our current disclosures, but will in the future if we dispose of any individually significant components of the Company.

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606, which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$4,174	$6,326
Self-manufactured assembly parts and finished products	14,118	15,963
Total	$18,292	$22,289

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)

Sarulla	$3,308	$7,076

The Sarulla Project

The Company (through a subsidiary) is a 12.75% equity stake member of a consortium (the “Sarulla Consortium”) which is in the process of developing the Sarulla geothermal power project in Indonesia with expected generating capacity of approximately 330 megawatts (“MW”). The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract (“JOC”) and Energy Sales Contract (“ESC”) that were signed on April 4, 2013. Under the JOC, PT Pertamina Geothermal Energy, the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years. In addition to its equity holdings in the consortium, the Company designed the Sarulla plant and is expected to supply its Ormat Energy Converters (“OECs”) to the power plant. The supply contract was signed on October 2013.

The consortium has started preliminary testing and development activities at the site and signed an engineering procurement and construction agreement (“EPC”) with an unrelated third party. The project will be constructed in three phases of 110 MW each, utilizing both steam and brine extracted from the geothermal field to optimize the resource utilization.

On May 16, 2014, the consortium reached financial closing of $1.17 billion financing agreements to finance the development of the Sarulla project with a consortium of lenders comprised of Japan Bank for International Cooperation (“JBIC”), the Asian Development Bank and six commercial banks and obtained construction and term loan under limited recourse financing package backed by political risk guarantee from JBIC.

Of the $1.17 billion, $0.1 billion (which was drawn-down by the Company on May 23, 2014) bears a fixed interest rate and $1.07 billion bears a Libor-based interest rate.

The Sarulla consortium entered into interest rate swap agreements with various international banks in order to fix the Libor interest rate on up to $0.96 billion of the $1.07 billion credit facility at a rate of 3.4565%. The interest rate swap became effective as of June 4, 2014 along with the second draw-down by the Company of $50.0 million.

         The Sarulla project has accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the period, the project recorded a loss equal to $32.0 million, of which the Company's share was $4.1 million which was recorded in other comprehensive income

The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. The Company will supply its Ormat Energy Converters to the power plant and has added the $254.0 million supply contract to its product segment backlog. According to the current project plan, we expect to recognize revenue from the project over the course of the next three to four years starting in the third quarter of 2014.

During the first six months of 2014, the Company made additional investment contributions of $0.6 million to the Sarulla project, consistent with its pro rata share in the consortium.

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

The following table sets forth certain fair value information at June 30, 2014 and December 31, 2013 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Carrying value at June 30,	Fair Value at June 30, 2014
	2014	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$40,991	$40,991	$40,991	$—	$—
Derivatives:
Currency forward contracts(3)	354	354	—	354	—
Liabilities:
Current liabilities:
Swap transaction on natural gas price(2)	(2,423)	(2,423)	—	(2,423)	—
Swap transaction on oil price(1)	(106)	(106)	—	(106)	—
	$38,816	$38,816	$40,991	$(2,175)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Carrying value at December	Fair Value at December 31, 2013
	31, 2013	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$40,015	$40,015	$40,015	$—	$—
Derivatives:
Currency forward contracts(3)	2,290	2,290	—	2,290	—
Liabilities
Current liabilities:
Derivatives:
Swap transaction on oil price(1)	(2,490)	(2,490)	—	(2,490)	—
Swap transaction on natural gas price(2)	(341)	(341)	—	(341)	—
	$39,474	$39,474	$40,015	$(541)	$—

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

The amounts set forth in the tables above include investments in debt instruments and money market funds (which are included in cash equivalents). Those securities and deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income (loss) on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013

		(Dollars in thousands)		(Dollars in thousands)

Put options on oil price	Electricity revenues	$—	$496	$—	$(432)
Swap transaction on oil price	Electricity revenues	(679)	—	228	(294)
Swap transaction on natural gas price	Electricity revenues	372	2,994	(2,904)	(396)
Currency forward contracts	Foreign currency translation and transaction gains (losses)	223	890	(8)	2,925

		$(84)	$4,380	$(2,684)	$1,803

On September 3, 2013, the Company entered into an NGI swap contract with a bank for notional quantity of approximately 4.4 million MMbtu for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.035 per MMbtu under its PPAs with Southern California Edison. The contract did not have up-front costs. Under the terms of this contract, the Company makes floating rate payments to the bank and receives fixed rate payments from the bank on each settlement date. The swap contract has monthly settlement whereby the difference between the fixed price of $4.035 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) is being settled on a cash basis.

On October 16, 2013, the Company entered into an NGI swap contract with a bank for notional quantity of approximately 4.2 million MMbtu for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.103 per MMbtu under its PPAs with Southern California Edison. The contract did not have any up-front costs. Under the terms of this contract, the Company makes floating rate payments to the bank and receives fixed rate payments from the bank on each settlement date. The swap contract has monthly settlements whereby the difference between the fixed price of $4.103 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) is being settled on a cash basis.

On October 16, 2013, the Company entered into a New York Harbor ULSD swap contract with a bank for notional quantity of 275,000 BBL effective from January 1, 2014 until December 31, 2014 to reduce the Company’s exposure to fluctuations in the energy rate caused by fluctuations in oil prices under the 25 MW PPA for the Puna complex. The Company entered into this contract because the swap had a high correlation with the avoided cost (which is the incremental cost that the power purchaser avoids by not having to generate such energy itself) that HELCO uses to calculate the energy rate. The contract did not have any up-front costs. Under the term of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date ($125.15 per BBL). The swap contract has monthly settlements whereby the difference between the fixed price and the monthly average market price will be settled on a cash basis.

On March 6, 2014, the Company entered into an NGI swap contract with a bank for notional quantity of approximately 2.2 million MMbtu for settlement effective January 1, 2015 until March 31, 2015, in order to reduce its exposure to NGI below $4.95 per MMbtu under its PPAs with Southern California Edison. The contract did not have any up-front costs. Under the terms of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract has monthly settlements whereby the difference between the fixed price of $4.95 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2015 to March 1, 2015) will be settled on a cash basis.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The foregoing swap transactions have not been designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “electricity revenues” in the condensed consolidated statements of operations and comprehensive income. For the six months ended June 30, 2014 and 2013, the Company recognized a net loss from these transactions of $2.7 million and $1.1 million, respectively. For the three months ended June 30, 2014 and 2013, the Company recognized a net loss and a net gain from these transactions of $0.3 million and $3.5 million, respectively.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2014.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(Dollars in millions)		(Dollars in millions)
Olkaria III loan - DEG	$36.2	$40.3	$35.5	$39.5
Olkaria III loan - OPIC	279.4	279.6	291.6	299.9
Amatitlan loan	32.6	34.8	30.0	31.5
Senior secured notes:
Ormat Funding LLC ("OFC")	70.0	83.5	72.5	90.8
OrCal Geothermal LLC ("OrCal")	63.3	65.8	63.2	66.2
OFC 2 LLC ("OFC 2")	115.5	119.0	135.7	144.4
Senior unsecured bonds	270.5	270.6	250.4	250.6
Loans from institutional investors	16.1	20.1	15.7	19.5

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2014:

	Level 1	Level 2		Level 3		Total
	(Dollars in millions)

		$		$		$
Olkaria III loan - DEG	$—		—		36.2		36.2
Olkaria III loan - OPIC	—		—		279.4		279.4
Amatitlan loan	—		—		32.6		32.6
Senior secured notes:
OFC	—		70.0		—		70.0
OrCal	—		—		63.3		63.3
OFC 2	—		—		115.5		115.5
Senior unsecured bonds	—		—		270.5		270.5
Loan from institutional investors	—		—		16.1		16.1
Other long-term debt	—		16.7		—		16.7
Revolving lines of credit	—		124.6		—		124.6
Deposits	20.6		—		—		20.6

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2013:

	Level 1	Level 2		Level 3		Total
	(Dollars in millions)

		$		$		$
Olkaria III loan - DEG	$—		—		40.3		40.3
Olkaria III loan - OPIC	—		—		279.6		279.6
Amatitlan loan	—		—		34.8		34.8
Senior secured notes:
OFC	—		83.5		—		83.5
OrCal	—		—		65.8		65.8
OFC 2	—		—		119.0		119.0
Senior unsecured bonds	—		—		270.6		270.6
Loan from institutional investors	—		—		20.1		20.1
Other long-term debt	—		23.3		—		23.3
Revolving lines of credit	—		112.0		—		112.0
Deposits	21.3		—		—		21.3

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

The 2012 Incentive Compensation Plan

In May 2012, the Company’s shareholders adopted the 2012 Incentive Compensation Plan (as amended the “2012 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, SARs, stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan will vest and become exercisable as follows: 25% vest 24 months after the grant date, an additional 25% vest 36 months after the grant date, and the remaining 50% vest 48 months after the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become exercisable one year after the grant date. The term of stock-based awards typically ranges from six to ten years from the date of grant. The shares of common stock will be issued upon exercise of options or SARs from the Company’s authorized share capital.

The 2012 Incentive Plan was amended during the first half of 2014. The key amendments are as follows:

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Increase of per grant limit: Section 15(a) of the 2012 Incentive Plan was amended to allow the grant of up to 400,000 shares of the Company’s common stock with respect to the initial grant of an equity award to newly hired executive officers in any calendar year; and

Acceleration of vesting: Section 15(l) of the 2012 Incentive Plan was amended to clarify the Company’s ability to provide in the applicable award agreement that part and/or all of the award will be accelerated upon the occurrence of certain predetermined events and/or conditions, such as a ”change in control“ (as defined in the 2012 Incentive Plan).

On February 11, 2014, the Company granted its Chief Financial Officer options to purchase 32,500 shares of common stock under the 2012 Incentive Plan. The exercise price of each option is $24.57, which represented the fair market value of the Company’s common stock on the grant date. Such options will expire five years from the date of grant and will vest in equal annual installments over a period of three years from the grant date, subject to acceleration upon a change of control.

The fair value of each stock option on the grant date was $5.78. The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	0.81%
Expected life (in years)	3.375
Dividend yield	0.80%
Expected volatility	33.50%
Forfeiture rate	0.00%

On April 2, 2014, the Company granted its newly appointed Chief Executive Officer options to purchase up to an aggregate of 400,000 shares of common stock under the 2012 Incentive Plan. The exercise price of each option is $29.52 per share, which represented the fair market value of the Company’s common stock on the date of the grant. Options to purchase 300,000 shares of common stock will expire six years following the date of grant and will vest in equal annual installments over four years from the grant date, subject to acceleration in the event of a change of control. The remaining options to purchase 100,000 shares of common stock will vest on March 31, 2021, subject to acceleration associated with a change of control, and will expire seven and a half years from the date of grant.

The fair value of each option on the grant date was $12.88 for grant of options to purchase 300,000 shares of common stock, and $8.33 for the grant of options to purchase 100,000 shares of common stock. The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

	Grant of options to purchase 300,000 shares of common stock	Grant of options to purchase 100,000 shares of common stock
Risk-free interest rates	2.36%	1.64%
Expected life (in years)	7.25	4.75
Dividend yield	0.90%	0.90%
Expected volatility	42.80%	33.10%

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)

Interest related to sale of tax benefits	$3,669	$3,037	$6,248	$5,754
Other interest expense	18,838	16,166	37,229	32,009
Less — amount capitalized	(435)	(1,699)	(887)	(4,396)

	$22,072	$17,504	$42,590	$33,367

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders (“earnings per share”) is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Weighted average number of shares used in computation of basic earnings per share	45,606	45,431	45,545	45,431
Add:
Additional shares from the assumed exercise of employee stock-based awards	357	17	282	12
Weighted average number of shares used in computation of diluted earnings per share	45,963	45,448	45,827	45,443

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 3,085,713 and 5,302,613 for the three months ended June 30, 2014 and 2013, respectively, and 3,265,338 and 5,371,661 for the six months ended June 30, 2014 and 2013, respectively.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2014:
Net revenues from external customers	$91,692	$35,911	$127,603
Intersegment revenues	—	15,742	15,742
Operating income	9,521	12,809	22,330
Segment assets at period end *	2,027,211	117,718	2,144,929
* Including unconsolidated investments	3,308	—	3,308
Three Months Ended June 30, 2013:
Net revenues from external customers	$87,713	$64,966	$152,679
Intersegment revenues	—	18,821	18,821
Operating income	22,639	15,223	37,862
Segment assets at period end *	2,039,219	98,681	2,137,900
* Including unconsolidated investments	3,524	—	3,524

Six Months Ended June 30, 2014:
Net revenues from external customers	$186,509	$83,530	$270,039
Intersegment revenues	—	36,336	36,336
Operating income	40,439	24,462	64,901
Segment assets at period end *	2,027,211	117,718	2,144,929
* Including unconsolidated investments	3,308	—	3,308
Six Months Ended June 30, 2013:
Net revenues from external customers	$156,011	$115,574	$271,585
Intersegment revenues	—	25,402	25,402
Operating income	21,325	24,221	45,546
Segment assets at period end *	2,039,219	98,681	2,137,900
* Including unconsolidated investments	3,524	—	3,524

          Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Operating income	$22,330	$37,862	$64,901	$45,546
Interest income	90	87	201	128
Interest expense, net	(22,072)	(17,504)	(42,590)	(33,367)
Foreign currency translation and transaction gains (losses)	(55)	904	(693)	2,586
Income attributable to sale of tax benefits	6,130	5,783	12,847	9,315
Gain from sale of property, plant and equipment	7,628	—	7,628	—
Other non-operating income, net	343	29	406	1,446
Total income, before income taxes, discontinued operations and equity in income (losses) of investees	$14,394	$27,161	$42,700	$25,654

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

In December 2012, Laborers’ International Union of North America Local Union No. 783 (“LiUNA”), an organized labor union, filed a petition in Mono County Superior Court, naming Mono County, California and the Company as defendant and real party in interest, respectively. The petitioners brought this action to challenge the November 13, 2012 decision of the Mono County Board of Supervisors in adopting Resolutions No. 12-78, denying petitioners’ administrative appeal of the Planning Commission’s approval of Conditional Use Permit (“CUP”), adoption of findings under the California Environmental Quality Act (“CEQA”) and adoption of the final environmental impact report (“EIR”) for the Mammoth Pacific enhancement. The Company has successfully defended itself against the petition, which has been denied by the court.

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., Ormat Technologies, Inc. and Ormat Nevada, Inc. are operating three geothermal generating plants in Mammoth Lakes, California (MP-1; MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District (“District”) rules. The Company is continuing to review the complaint and believes that it is without merit, and intends to vigorously defend itself against the allegations set forth in the complaint and to take all the necessary legal action to have the complaint dismissed. Filing of the complaint in and of itself does not have any immediate adverse implications for the Mammoth plants.

In January 2014, the Company learned that two former employees alleged in a “qui tam” complaint filed in the United States District Court for the Southern District of California that the Company submitted fraudulent applications and certifications to obtain grants. The United States Department of Justice has declined to intervene. The former employees have proceeded on their own and served the Company with their initial complaint in April 2014, and then filed an amended complaint in May 2014. The Company is investigating, and is defending against the amended complaint. This includes that, pursuant to the Company’s motion to move the venue of the proceeding, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada. In addition, the Company has filed a motion to dismiss the amended complaint, which is pending before the Nevada United States District Court. The Company continues to believe that the allegations of the lawsuit have no merit, and we will continue to defend ourselves vigorously.

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

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2014 and 2013 was 34.5% and 21.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 26.4% and 38.3%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three and six months ended June 30, 2014 primarily due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of net operating loss (“NOL”) carryforwards and unutilized tax credits (see below); (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended June 30, 2014 and 2013, was $1,098,000 and $444,000, respectively, and for the six months ended June 30, 2014 and 2013, was $2,026,000 and $1,395,000.

At December 31, 2013, the Company had U.S. federal NOL carryforwards of approximately $235.4 million and state NOL carryforwards of approximately $218.1 million available to reduce future taxable income, which expire between 2021 and 2032 for federal NOLs and between 2014 and 2032 for state NOLs. Investment tax credits in the amount of $0.7 million at December 31, 2013 are available for a 20-year period and expire between 2022 and 2024. Production tax credits in the amount of $71.3 million at December 31, 2013 are available for a 20-year period and expire between 2026 and 2032.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Realization of the deferred tax assets is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies were considered in determining the amount of valuation allowance. A full valuation allowance was recorded against the U.S. deferred tax assets as of December 31, 2013 and June 30, 2014, as at these points in time it was more likely than not that the deferred tax assets will not be realized. If sufficient evidence of the Company’s ability to generate taxable income is established in the future, the Company may be required to reduce this valuation allowance, resulting in income tax benefits in its condensed consolidated statement of operations and comprehensive income (loss).

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

The Company’s subsidiary, Ormat Systems Ltd. (“Ormat Systems”), received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years beginning in 2004, and thereafter such income was subject to reduced Israeli income tax rates, which will not exceed 25% for an additional five years until 2010. Ormat Systems was also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years beginning in 2007. Thereafter, such income is subject to reduced Israeli income tax rates, which did not exceed 25% for an additional five years until 2013. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are done on an arm’s length basis, and that the management of Ormat Systems will be located in, and the control will be conducted from, Israel during the entire period of the tax benefits. A change in control of Ormat Systems would need to be reported to the Israel Tax Authority in order for Ormat Systems to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax will apply to all qualified income of certain industrial companies, as opposed to the previous law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013 and 2014, and 12% in 2015 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems had the option either to irrevocably comply with the new law while waiving benefits provided under the previous law or to continue to comply with the previous law during a transition period with the option to move from the previous law to the new law at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)

Balance at beginning of period	$4,950	$7,280
Additions based on tax positions taken in prior years	192	222
Additions based on tax positions taken in current year	447	852
Balance at end of period	$5,589	$8,354

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

Ormat Nevada continues to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants, while the investors received substantially all of the production tax credits and taxable income or loss (together, the “Economic Benefits”). Once Ormat Nevada recovered the capital that it has invested in the power plants, which occurred in the fourth quarter of 2010, the investors began receiving both the distributable cash flow and the Economic Benefits. The investors’ return is limited by the term of the transaction. Once the investors reach a target after-tax yield on their investment in OPC (the “OPC Flip Date”), Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the OPC Flip Date, Ormat Nevada also has the option to buy out the investors’ remaining interest in OPC at the then current fair market value or, if greater, the investors’ capital account balances in OPC. Should Ormat Nevada exercise this purchase option, it would thereupon revert to being sole owner of the power plants.

The Class B membership units are provided with a 5% residual economic interest in OPC. The 5% residual interest commences on achievement by the investors of a contractually stipulated return that triggers the OPC Flip Date, as described above. The actual OPC Flip Date is not known with certainty and is determined by the operating results of OPC. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. Cash is distributed each period in accordance with the cash allocation percentages stipulated in the agreements. Until the fourth quarter of 2010, Ormat Nevada was allocated the cash earnings in OPC and therefore the amount allocated to the 5% residual interest represented the noncash loss of OPC which principally represented depreciation on the property, plant and equipment. Beginning from the fourth quarter of 2010, the distributable cash is allocated to the Class B membership units. As a result of the acquisition by Ormat Nevada, on October 30, 2009, of all of the Class B membership units of OPC held by Lehman-OPC LLC (see below), the residual interest decreased to 3.5%. Such residual interest increased again to 5% on February 3, 2011 when Ormat Nevada sold its Class B membership units to JPM Capital Corporation (“JPM”) (see below).

The Company’s voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. Through Ormat Nevada, the Company owns all of the Class A membership units, which represent 75% of the voting rights in OPC. The investors own all of the Class B membership units, which represent 25% of the voting rights in OPC. In the period from October 30, 2009 to February 3, 2011, the Company owned, through Ormat Nevada, all of the Class A membership units, which represented 75% of the voting rights in OPC, and 30% of the Class B membership units, which represented 7.5% of the voting rights of OPC. In total the Company owned 82.5% of the voting rights in OPC as of December 31, 2010. In that period, the investors owned 70% of the Class B membership units, which represented 17.5% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the OPC Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investor’s voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the OPC Flip Date and therefore consolidates OPC.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On October 30, 2009, Ormat Nevada acquired from Lehman-OPC LLC all of the Class B membership units of OPC held by Lehman-OPC pursuant to a right of first offer for a price of $18.5 million. A substantial portion of the initial sale of the Class B membership units by Ormat Nevada was accounted for as a financing transaction. As a result, the repurchase of these interests at a discount resulted in a pre-tax gain of $13.3 million in the year ended December 31, 2009. In addition, an amount of approximately $1.1 million has been reclassified from noncontrolling interest to additional paid in capital representing the 1.5% residual interest of Lehman-OPC’s Class B membership units.

On February 3, 2011, Ormat Nevada sold to JPM all of the Class B membership units of OPC that it had acquired on October 30, 2010 for a total sale price of $24.9 million in cash. The Company did not record any gain from the sale of its Class B membership interests in OPC to JPM. A substantial portion of the Class B membership units are accounted for as a financing transaction. As a result, the majority of these proceeds were recorded as a liability. In addition, $2.3 million has been reclassified from additional paid in capital to noncontrolling interest representing the 1.5% residual interest of JPM’s Class B membership units.

ORTP Transaction

In January 2013, Ormat Nevada entered into agreements with JPM under which JPM purchased interests in a newly formed subsidiary of Ormat Nevada, ORTP, LLC (“ORTP”), entitling JPM to certain tax benefits (such as PTCs and accelerated depreciation) associated with certain geothermal power plants in California and Nevada.

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

Ormat Nevada will continue to operate and maintain the power plants. Under the agreements, Ormat Nevada will initially receive all of the distributable cash flow generated by the power plants, while JPM will receive substantially all of PTCs and the taxable income or loss (together, the “Economic Benefits”). JPM’s return is limited by the terms of the transaction. Once JPM reaches a target after-tax yield on its investment in ORTP (the “ORTP Flip Date”), Ormat Nevada will receive 97.5% of the distributable cash and 95% of the taxable income, on a going forward basis. At any time during the twelve month period after the end of the fiscal year in which the ORTP Flip Date occurs (but no earlier than the expiration of five years following the date that the last of the power plants was placed in service for purposes of federal income taxes), Ormat Nevada also has the option to buy out JPM’s remaining interest in ORTP at the then current fair market value. If Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 — DISCONTINUED OPERATIONS

On May 30, 2013, the Company’s wholly owned subsidiary, Ormat Holding Corp., sold the Momotombo Power Company (“MPC”), which operates the Momotombo power plant located in Nicaragua, to a third party for $7,751,000 approximately one year before the scheduled termination of the concession arrangement with the Nicaraguan owner. The Company recorded an after-tax gain on sale of approximately $3.6 million in each of the three and six months ended June 30, 2013.

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

The summarized financial information related to the discontinued operations is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013

	(Dollars in thousands)

Revenues - electricity	$2,062	$4,866
Cost of revenues - electricity	(1,020)	(2,869)
Gross margin	1,042	1,997
Operating expenses:
Selling and marketing expenses:	(130)	(192)
General and administrative expenses:	(74)	(140)
Operating income:	838	1,665
Income from discontinued operations before income taxes	4,480	5,311
Income tax provision	(363)	(614)
Total income from discontinued operations	$4,117	$4,697

The net assets of the MPC as of May 30, 2013 were as follows:

(Dollars in thousands)

Cash and cash equivalents	$52
Accounts receivable	2,274
Prepaid expenses and other	167
Property, plant and equipment	3,935
Accounts payable and accrued expenses	(493)
Deferred income taxes	(442)
Accrued severance pay	(313)
Other liabilities	(590)
Net assets	$4,590

NOTE 14 — SUBSEQUENT EVENTS

Cash dividend

On August 5, 2014, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.04 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 19, 2014, payable on August 28, 2014.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and “Notes to Condensed Consolidated Financial Statements”, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control.

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

●

the direct or indirect impact on our company’s business resulting from various forms of hostilities including the threat or occurrence of war, terrorist incidents or cyber-attacks or responses to such threatened or actual incidents or attacks, including the effect on the availability of and premiums on insurance;

●	development and construction of the solar photovoltaic (Solar PV) projects , if any, may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

●

the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 and any update contained herein and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”); and

●

other uncertainties which are difficult to predict or beyond our control and the risk that we may incorrectly analyze these risks and forces or that the strategies we develop to address them may be unsuccessful.

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

For the six months ended June 30, 2014, our total revenues decreased by 0.6% (from $271.6 million to $270.0 million) over the corresponding period in 2013.

For the six months ended June 30, 2014, Electricity Segment revenues were $186.5 million, compared to $156.0 million for the six months ended June 30, 2013, an increase of 19.5%, while Product Segment revenues for the six months ended June 30, 2014 were $83.5 million, compared to $115.6 million during the six months ended June 30, 2013, a decrease of 27.7%.

During the six months ended June 30, 2014 and 2013, our consolidated power plants generated 2,244,513 megawatt hours (MWh) and 2,106,951 MWh, respectively, an increase of 6.5% with the majority of such increase due to new power plants that came online in the past year.

For the six months ended June 30, 2014, our Electricity Segment represented approximately 69.1% of our total revenues, while our Product Segment represented approximately 30.9% of our total revenues. For the six months ended June 30, 2013, our Electricity Segment represented approximately 57.4% of our total revenues, while our Product Segment represented approximately 42.6% of our total revenues.

For the six months ended June 30, 2014, approximately 78.2% of our Electricity Segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

The energy rates under the PPAs in California for each of the Ormesa complex, the Heber 1 and Heber 2 power plants in the Heber complex and the G2 power plant in the Mammoth complex SO#4 PPAs, change based primarily on fluctuations in natural gas prices; and

●	The prices paid for the electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil.

We have reduced our exposure to fluctuations in the price of oil until December 31, 2014 and in the price of natural gas until March 31, 2015, by entering into derivatives transactions. In the three and six months ended June 30, 2014, we recorded a loss of $0.3 million and $2.7 million, respectively, in Electricity Segment revenues related to these transactions.

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

Our management assesses the performance of our two segments of operation differently. In the case of our Electricity Segment, when making decisions about potential acquisitions or the development of new projects, we typically focus on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. We evaluate our operating power plants based on revenues and expenses, and our projects that are under development based on costs attributable to each such project. We evaluate the performance of our Product Segment based on the timely delivery of our products, performance and quality of our products, revenues and expenses and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders.

Recent Developments

The most significant developments in our company and business since January 1, 2014 are described below:

●

On May 23, 2014, we announced the closing of the $1.17 billion financing agreements entered into by the Sarulla consortium for the 330-megawatt (MW) project in North Sumatra in Indonesia. The Japan Bank for International Cooperation (JBIC), the Asian Development Bank and six commercial banks provided the Sarulla project construction and term loans under a limited recourse financing package backed by political risk guarantees from JBIC. The consortium expects the first phase of operations to commence in 2016. The remaining two phases of operations are scheduled to commence within 18 months thereafter. We will supply our Ormat Energy Converters to the power plants and we added the $254.0 million supply contract to our Product Segment backlog. According to the current project plan we expect to recognize revenue from the project over the course of the next three to four years starting in the third quarter of 2014.

●

On March 26, 2014, we signed an agreement with RET Holdings, LLC to sell the Heber Solar project in Imperial County, California for $35.25 million. We received the first payment of $15.0 million in the first quarter and the second payment for the remaining $20.25 million was paid in the second quarter of 2014. We recognized pre-tax gain of $7.6 million in the second quarter of 2014.

●

On February 11, 2014, our Board of Directors selected Mr. Isaac Angel as the future CEO. Mr. Angel joined Ormat on April 1, 2014 and was appointed the CEO position effective July 1, 2014. He succeeded Mrs. Yehudit (Dita) Bronicki, who announced her retirement in November 2013. Mrs. Bronicki continues to serve as a Director of Ormat in a non-executive capacity. In addition Mr. Gillon Beck stepped down from his position of Chairman of the Board of Directors of the Company effective June 30, 2014 and the Board of Directors has elected and appointed Mr. Yoram Bronicki as the succeeding Chairman effective June 30, 2014. Mr. Beck continues to serve as a director of the Company. Upon assuming the position of the Chairman of the Board, Mr. Yoram Bronicki relinquished his position as President and Chief Operating Officer of the Company.

●

On February 4, 2014, we announced that we successfully completed construction and reached commercial operation of Plant 3 in the Olkaria III geothermal power plant complex in Kenya. With Plant 3 online, the complex's total generation capacity has increased to 110 MW. The power generated by the Olkaria III complex is sold under a 20-year PPA with KPLC. On November 25, 2013, we announced that we drew down the remaining $45.0 million comprising Tranche III of the previously announced $310.0 million project finance facility with OPIC.

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

●

On January 22, 2014, we announced that one of our wholly owned subsidiaries signed an amendment to the PPA with INDE for the Zunil geothermal power plant in Guatemala, which extends the term of the PPA from 2019 to 2034. The amendment also transfers operation and management responsibilities of the Zunil geothermal field from INDE to Ormat for the term of the amended PPA in exchange for a tariff increase. Additionally, INDE exercised its right under the PPA to become a partner in the Zunil power plant and to acquire a three percent equity interest therein.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties:

•

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities as they arise in our recovered energy business and in the Solar PV sector.

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

•

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In 2011, the first phase of the Environmental Protection Agency (EPA) “Tailoring Rule” took effect. The Tailoring Rule sets thresholds addressing the applicability of the permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to certain major sources of GHG emissions. On June 23, 2014, the United States Supreme Court issued its decision in Utility Air Regulatory Group v. Environmental Protection Agency et al., No. 12-1146, in part addressing the Tailoring Rule. As a result of this decision, EPA can no longer require stationary sources of greenhouse gas emissions to comply with requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs solely because of emissions of greenhouse gases. Since the court also held that EPA lacked the authority to interpret the Clean Air Act and issue the Tailoring Rule, EPA must formally adopt thresholds triggering application of the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to stationary sources of greenhouse gas emissions that are subject to these programs anyway because of emissions of conventional pollutants. States are examining the effect of this decision to their applicable air emissions regulations. In addition to future establishment of these thresholds, federal legislation or additional federal regulations addressing climate change are possible. In June 2013 President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. EPA released proposed rules for new fossil fuel-fired power plants in September 2013 and in June 2014, the EPA released the Clean Power Plan proposal, which requires the reduction of carbon dioxide emissions from existing fossil fuel-fired power plants in the United States. The Clean Power Plan proposal describes EPA's goals for individual states to meet to achieve a 30% reduction of carbon dioxide emissions nationwide (as measured from a 2005 baseline) from this power sector by 2030. Under EPA's proposal, each state has flexibility on how to meet its goal. At this stage, it is not possible to predict whether, or how these proposals will be implemented. In addition, several states and regions are already addressing legislation to reduce GHG emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of GHG emissions and aims to reduce GHG emissions to 1990 levels by 2020. On October 20, 2011 the CARB adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. In addition to California, more than twenty U.S. states have set GHG emissions reduction targets or goals. Regional initiatives, such as the Western Climate Initiative (which includes California and four Canadian provinces) are also being developed to reduce GHG emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted RPS, renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020 and instituted a tradable REC program. SBX1-2 is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements.

In June 2013, the Nevada state legislature passed three bills that were signed by Nevada’s Governor and are expected to support renewable energy development in the state. Senate bill (SB) No. 123 calls for the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 350 MW of electric generating capacity from renewable energy facilities. Senate bill 252 revises provisions relating to the renewable portfolio standard by removing energy efficiency, solar multipliers, and modifying how station usage is counted. Finally, Assembly Bill (AB) No.239 Revised Statutes 701A.340 defines geothermal energy as renewable energy for purposes of tax abatements and makes geothermal projects eligible for partial sales and property tax abatements, with property tax abatements for a period of twenty years and local sales and use tax abatements for three years. In May 2014, the California State Senate approved the proposed geothermal legislation Senate bill (SB) 1139. The proposed bill, if enacted, will require retail sellers to increase their geothermal-powered electricity use by a combined total of 500 MW by 2024.

•

Outside of the United States, in November 2012, the U.S., Brunei, and Indonesia formed the Asia-Pacific comprehensive partnership and President Obama announced the allocation of $6.0 billion for green energy development in Asia. Also, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7.0 billion in Sub-Saharan Africa over the following five years, with the aim of doubling access to power. The Sub-Sahara Africa includes three countries (Ethiopia, Kenya and Tanzania) that have large geothermal potential as well as operating geothermal power plants. We accelerated our efforts to expand business development activities in those areas by, among other things, participating in new applicable bids. In addition, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

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

•

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

•

We had PPAs for the Ormesa, Mammoth, and Heber complexes for a total of 161 MW that were fixed until May 1, 2012. Thereafter, the energy price component under these PPAs changed from a fixed rate to a variable rate based on SRAC pricing that is impacted by fluctuations in natural gas prices. In 2013, we signed new fixed rate PPAs that reduced our current exposure to SRAC by 18 MW and by additional 44 MW in 2016. We have entered into derivative transactions at a fixed price of $4.07 per MMbtu for the year 2014 to reduce further our exposure to fluctuations in natural gas prices through December 31, 2014 and $4.95 per MMbtu for the period from January 1, 2015 until March 31, 2015. Our use of derivative instruments for this purpose has increased, and likely will continue to be used to manage volatility in revenues, net profit and certain other line items in our financial statements.

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

•

Our foreign operations are subject to significant political, hostility, economic and financial risks, which vary by country. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate, as further described in the "Risk Factors" section of our annual report on Form 10-K for the year ended December 31, 2013. Although we maintain among other things political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•

FERC is allowed under PURPA terminate, upon the request of a utility, the obligation of electric utilities to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this change in law to affect our U.S. power plants significantly, as all of our current PPAs are long-term. FERC has granted the California investor owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity Segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 78.2% of our Electricity revenues for the six months ended June 30, 2014 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate. In 2013 and 2014, we entered into derivative transactions in an attempt to reduce our exposure to fluctuations in the prices of oil from Puna’s PPAs until December 31, 2014 and natural gas from the California SO#4 PPAs until March 31, 2015.

Our Electricity Segment revenues are also subject to seasonal variations, as more fully described under “Seasonality” below.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues (in thousands)				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Electricity	$91,692	$87,713	$186,509	$156,011	71.9%	57.4%	69.1%	57.4%
Product	35,911	64,966	83,530	115,574	28.1	42.6	30.9	42.6
Total	$127,603	$152,679	$270,039	$271,585	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues (in thousands)				% of Revenues for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Electricity Segment:

United States	$62,731	$66,636	$129,953	$118,704	68.4%	76.0%	69.7%	76.1%
Foreign	28,961	21,077	56,556	37,307	31.6	24.0	30.3	23.9
Total	$91,692	$87,713	$186,509	$156,011	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	$21,170	$15,431	$40,268	$29,864	59.0%	23.8%	48.2%	25.8%
Foreign	14,741	49,535	43,262	85,710	41.0	76.2	51.8	74.2
Total	$35,911	$64,966	$83,530	$115,574	100.0%	100.0%	100.0%	100.0%

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

Breakdown of Cost of Revenues

 Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.5% and 4.0% of Electricity Segment revenues for the six months ended June 30, 2014 and 2013, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents, as of June 30, 2014 increased to $80.1 million from $57.4 million as of December 31, 2013. This increase was principally due to: (i) $103.6 million derived from operating activities during the six months ended June 30, 2014; (ii) cash grant of $27.4 million received from the U.S. Treasury under Section 1603 of the ARRA in the first half of 2014 relating to our Don A. Campbell geothermal power plant and our G1 refurbishment power plant at Mammoth Complex; (iii) $35.3 million cash received during the first half of 2014 from the Heber Solar sale transaction; and (iv) net proceeds of $12.6 million provided to us under our revolving credit lines with commercial banks. This increase was partially offset by: (i) our use of $89.1 million during the first half of 2014 to fund capital expenditures; (ii) a net change in restricted cash and cash equivalents of $3.0 million; (iii) $12.9 million of cash used during the first half of 2014 to repurchase Ormat Funding LLC (OFC) Senior Secured Notes: (iv) repayment of $41.1 million of long-term debt during the first half of 2014; (v) $5.4 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” below); and (vi) $5.0 million cash dividend paid during the first half of 2014. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of June 30, 2014 was $561.7 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $393.3 million (including $266.4 million of letters of credit) as of June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$91,692	$87,713	$186,509	$156,011
Product	35,911	64,966	83,530	115,574
	127,603	152,679	270,039	271,585
Cost of revenues:
Electricity	67,322	58,641	124,356	113,729
Product	20,324	43,657	52,267	80,698
	87,646	102,298	176,623	194,427
Gross margin:
Electricity	24,370	29,072	62,153	42,282
Product	15,587	21,309	31,263	34,876
	39,957	50,381	93,416	77,158
Operating expenses:
Research and development expenses	232	1,608	145	2,608
Selling and marketing expenses	3,216	3,777	6,595	15,286
General and administrative expenses	6,072	7,134	13,668	13,718
Write-off of unsuccessful exploration activities	8,107	—	8,107	—
Operating income	22,330	37,862	64,901	45,546
Other income (expense):
Interest income	90	87	201	128
Interest expense, net	(22,072)	(17,504)	(42,590)	(33,367)
Foreign currency translation and transaction gains (losses)	(55)	904	(693)	2,586
Income attributable to sale of tax benefits	6,130	5,783	12,847	9,315
Gain from sale of property, plant and equipment	7,628	—	7,628	—
Other non-operating income, net	343	29	406	1,446
Income before income taxes and equity in income (losses) of investees	14,394	27,161	42,700	25,654
Income tax provision	(4,967)	(5,780)	(11,287)	(9,827)
Equity in income (losses) of investees	(114)	9	(311)	9
Income from continuing operations	9,313	21,390	31,102	15,836
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $3,646 and $0, $3,646, respectively)	—	4,480	—	5,311
Income tax provision	—	(363)	—	(614)
Total income from discontinued operations	—	4,117	—	4,697

Net income	9,313	25,507	31,102	20,533
Net income attributable to noncontrolling interest	(177)	(322)	(414)	(407)
Net income attributable to the Company's stockholders	$9,136	$25,185	$30,688	$20,126
Earnings per share attributable to the Company's stockholders - basic and diluted	$0.20	$0.46	$0.67	$0.34
Discontinued operations	—	0.09	—	0.10
Net income	$0.20	$0.55	$0.67	$0.44
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,606	45,431	45,545	45,431
Diluted	45,963	45,448	45,827	45,443

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statements of Operations Percentage Data:
Revenues:
Electricity	71.9%	57.4%	69.1%	57.4%
Product	28.1	42.6	30.9	42.6
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	73.4	66.9	66.7	72.9
Product	56.6	67.2	62.6	69.8
	68.7	67.0	65.4	71.6
Gross margin:
Electricity	26.6	33.1	33.3	27.1
Product	43.4	32.8	37.4	30.2
	31.3	33.0	34.6	28.4
Operating expenses:
Research and development expenses	0.2	1.1	0.1	1.0
Selling and marketing expenses	2.5	2.5	2.4	5.6
General and administrative expenses	4.8	4.7	5.1	5.1
Write-off of unsuccessful exploration activities	6.4	0.0	3.0	0.0
Operating income	17.5	24.8	24.0	16.8
Other income (expense):
Interest income	0.1	0.1	0.1	0.0
Interest expense, net	(17.3)	(11.5)	(15.8)	(12.3)
Foreign currency translation and transaction gains (losses)	(0.0)	0.6	(0.3)	1.0
Income attributable to sale of tax benefits	4.8	3.8	4.8	3.4
Gain from sale of property, plant and equipment	6.0	0.0	2.8	0.0
Other non-operating income, net	0.3	0.0	0.2	0.5
Income, before income taxes and equity in income (losses) of investees	11.3	17.8	15.8	9.4
Income tax provision	(3.9)	(3.8)	(4.2)	(3.6)
Equity in income (losses) of investees	(0.1)	0.0	(0.1)	0.0
Income from continuing operations	7.3	14.0	11.5	5.8
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $3,646, $0 and $3,646, respectively)	0.0	2.9	0.0	2.0
Income tax provision	0.0	(0.2)	0.0	(0.2)
Total income from discontinued operations	0.0	2.7	0.0	1.7
Net income	7.3	16.7	11.5	7.6
Net income attributable to noncontrolling interest	(0.1)	(0.2)	(0.2)	(0.1)
Net income attributable to the Company's stockholders	7.2%	16.5%	11.4%	7.4%

Comparison of the Three Months Ended June 30, 2014 and the Three Months Ended June 30, 2013

Total Revenues

Total revenues for the three months ended June 30, 2014 were $127.6 million, compared to $152.7 million for the three months ended June 30, 2013, which represented a 16.4% decrease. This decrease was attributable to our Product Segment, in which revenues decreased by 44.7% over the corresponding period in 2013. This decrease was partially offset due to an increase in our Electricity Segment, in which revenues increased by 4.5%, over the corresponding period in 2013.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended June 30, 2014 were $91.7 million, compared to $87.7 million for the three months ended June 30, 2013, which represented a 4.5% increase in such revenues. This increase was primarily due to the commencement of operations of our Plant 2 and 3 at the Olkaria III complex in Kenya, which commenced commercial operation in May 2013 and January 2014, respectively, and of our Don A. Campbell power plant in Nevada, which commenced commercial operations in December 2013. This increase was partially offset by a scheduled enhancement at the Heber Complex and a reduction in net gain on derivative contracts on oil and natural gas prices from $3.6 million in the second quarter of 2013 to net loss of $0.3 million in the corresponding period in 2014.

Power generation in our power plants decreased by 2.2% from 1,066,676 MWh in the three months ended June 30, 2013 to 1,043,372 MWh in the three months ended June 30, 2014 mainly due to the Heber Complex scheduled shut down for enhancement, an uncontrolled well flow in the North Brawley power plant, and lower availability of the pipeline providing the heat to most of our REG power plants. This increase was offset by the commencement of commercial operations of Plants 2 and 3 in the Olkaria III complex and the Don A. Campbell power plant.

Product Segment

Revenues attributable to our Product Segment for the three months ended June 30, 2014 were $35.9 million, compared to $65.0 million for the three months ended June 30, 2013, which represented a 44.7% decrease. This decrease in our Product Segment revenues was primarily due to timing of revenue recognition, fewer projects, reduced consideration we received in connection with such projects, and different product mix.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2014 was $87.6 million, compared to $102.3 million for the three months ended June 30, 2013, which represented a 14.3% decrease. This decrease was primarily due to the decrease in cost of revenues from our Product Segment. The decrease was partially offset due to an increase in cost of revenues from our Electricity Segment. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2014 was 68.7%, compared to 67.0% for the three months ended June 30, 2013.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2014 was $67.3 million, compared to $58.6 million for the three months ended June 30, 2013, which represented a 14.8% increase. This increase was primarily due to: (i) additional cost of revenues from the new plants that commenced commercial operations in 2013 and 2014, as discussed above; and (ii) higher costs in the North Brawley power plant due to an uncontrolled well flow. As a percentage of total electricity revenues, our total cost of revenues attributable to our Electricity Segment for the three months ended June 30, 2014 was 73.4%, compared to 66.9% for the three months ended June 30, 2013. This increase was principally attributable to the scheduled enhancement at the Heber Complex and an uncontrolled well flow in the North Brawley power plant, as discussed above.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended June 30, 2014 was $20.3 million, compared to $43.7 million for the three months ended June 30, 2013, which represented a 53.4% decrease. This decrease was primarily due to the decrease in Product Segment revenues, as discussed above, and due to a reimbursement of costs in the second quarter of 2014, related to our Sarulla project as a result of the financing of the project. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended June 30, 2014 was 56.6%, compared to 67.2% for the three months ended June 30, 2013. The decrease was mainly attributable to the different product mix, different margins in the various sales contracts we entered into for this segment during these periods and the reimbursement of costs in our Sarulla Project, as discussed above.

Research and Development Expenses

Research and development expenses excluding grants from the U.S. Department of Energy were $0.2 million for the three months ended June 30, 2014, compared to $2.4 million for the three months ended June 30, 2013. Research and development expenses are net of grants from the U.S. Department of Energy in the amount of $0 and $0.8 million for the three months ended June 30, 2014 and 2013, respectively, related to the Enhanced Geothermal System project. Research and development expenses for the three months ended June 30, 2014 were $0.2 million, compared to $1.6 million for the three months ended June 30, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2014 were $3.2 million, compared to $3.8 million for the three months ended June 30, 2013. The decrease was primarily due to a reimbursement of costs in the second quarter of 2014, related to our Sarulla Project as a result of the financing of the project. Selling and marketing expenses for each of the three months ended June 30, 2014 and 2013 constituted 2.5% of total revenues for such period.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2014 were $6.1 million, compared to $7.1 million for the three months ended June 30, 2013.The decrease was primarily due to a reimbursement of costs in the second quarter of 2014, related to our Sarulla Project as a result of the financing of the project. General and administrative expenses for the three months ended June 30, 2014 constituted 4.8% of total revenues, compared to 4.7% for the three months ended June 30, 2013.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the three months ended June 30, 2014 was $8.1 million. This represented the write-off of exploration costs related to exploration activities in the Wister site in California. In the second quarter of 2014 we determined that Wister would not support commercial operation. There were no write-offs of unsuccessful exploration activities for the three months ended June 30, 2013.

Operating Income

Operating income for the three months ended June 30, 2014 was $22.3 million, compared to $37.9 million for the three months ended June 30, 2013. The decrease in operating income was principally attributable to (i) the decrease in our gross margin in both our Electricity and Product segments which resulted primarily from the increase in our cost of electricity revenues and the decrease in product revenues, respectively, both as discussed above, and (ii) the write-off of unsuccessful exploration activities, as discussed above. Operating income attributable to our Electricity Segment for the three months ended June 30, 2014 was $9.5 million, compared to $22.6 million for the three months ended June 30, 2013. Operating income attributable to our Product Segment for the three months ended June 30, 2014 was $12.8 million, compared to $15.2 million for the three months ended June 30, 2013.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2014 was $22.1 million, compared to $17.5 million for the three months ended June 30, 2013. This increase was primarily due to: (i) an increase in interest expense related to a new loan received from OPIC in November 2013, in the amount of $45.0 million; (ii) the conversion in July 2013 of OPIC loans from floating interest rate to fixed interest rate; and (iii) a $1.3 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction losses for the three months ended June 30, 2014 were $0.1 million, compared to gains of $0.9 million for the three months ended June 30, 2013. The decrease in foreign currency translation and transaction gains was primarily due to a decrease in gains on foreign currency forward contracts for the three months ended June 30, 2014, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction”, each below) for the three months ended June 30, 2014 was $6.1 million, compared to $5.8 million for the three months ended June 30, 2013. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $1.5 million and $4.6 million, respectively, in the three months ended June 30, 2014, compared to $1.5 million and $4.2 million, respectively, in the three months ended June 30, 2013.

Gain from Sale of Property, Plant and Equipment

Gain from sale of power plant for the June 30, 2014 was $7.6 million. This gain related to the sale of the Heber Solar project in Imperial County, California for $35.25 million in the first quarter of 2014. We received the first payment of $15.0 million in the first quarter of 2014, and the second payment for the remaining $20.25 million in the second quarter of 2014. We recognized the gain in the second quarter of 2014.

Income Taxes

Income tax provision for the three months ended June 30, 2014 was $5.0 million, compared to $5.8 million for the three months ended June 30, 2013. Our effective tax rate for the three months ended June 30, 2014 and 2013 was 34.5% and 21.3%, respectively. The effective tax rate differs from the statutory rate of 35% for the three months ended June 30, 2014, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Income from Continuing Operations

Net income from continuing operations for the three months ended June 30, 2014 was $9.3 million, compared to $21.4 million for the three months ended June 30, 2013. The decrease in income from continuing operations of $12.1 million was principally attributable to (i) a $15.6 million decrease in operating income; and (ii) a $4.6 million increase in interest expense, net, both as discussed above. This increase was offset partially by a $7.6 million gain from sale of property, plant and equipment, as discussed above.

Discontinued Operations

In May 2013, our wholly-owned subsidiary sold its interest in MPC, the operator of the Momotombo geothermal power plant in Nicaragua, to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the three months ended June 30, 2013. The operations of the MPC for the three months ended June 30, 2013 have been included in discontinued operations. Discontinued operations for the three months ended June 30, 2013 include revenues of $2.1 million of MPC.

Net Income

Net income for the three months ended June 30, 2014 was $9.3 million, compared to $25.5 million for the three months ended June 30, 2013, which represents a decrease of $16.2 million. The decrease in net income was principally attributable to the decrease in income from continuing operations, as discussed above.

Comparison of the Six Months Ended June 30, 2014 and the Six Months Ended June 30, 2013

Total Revenues

Total revenues for the six months ended June 30, 2014 were $270.0 million, compared to $271.6 million for the six months ended June 30, 2013, which represented a 0.6% decrease. This decrease was attributable to our Product Segment, in which revenues decreased by 27.7% over the corresponding period in 2013. This decrease was offset due to an increase in our Electricity Segment, in which revenues increased by 19.5% over the corresponding period in 2013.

Electricity Segment

Revenues attributable to our Electricity Segment for the six months ended June 30, 2014 were $186.5 million, compared to $156.0 million for the six months ended June 30, 2013, which represented a 19.6% increase in such revenues. This increase was primarily due to: (i) the commencement of operations of our Plant 2 and 3 at the Olkaria III complex in Kenya, which commenced commercial operations in May 2013 and January 2014, respectively, and our Don A. Campbell power plant in Nevada, which commenced commercial operations in December 2013; and (ii) higher energy rates under the SO#4 contracts. This increase was partially offset due to an increase in net loss on derivative contracts on oil and natural gas prices from $1.1 million in the first half of 2013 to $2.7 million in the corresponding period in 2014.

Power generation in our power plants increased by 6.5% from 2,106,951 MWh in the six months ended June 30, 2013 to 2,244,513 MWh in the six months ended June 30, 2014 mainly due to the commercial operations of Plant 2 and 3 in the Olkaria III complex and the Don A. Campbell power plant.

Product Segment

Revenues attributable to our Product Segment for the six months ended June 30, 2014 were $83.5 million, compared to $115.6 million for the six months ended June 30, 2013, which represented a 27.8% decrease. This decrease in our Product Segment revenues was primarily due to timing of revenue recognition, fewer projects, reduced consideration we received in connection with such projects, and different product mix.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2014 was $176.6 million, compared to $194.4 million for the six months ended June 30, 2013, which represented a 9.2% decrease. This decrease was primarily due to the decrease in cost of revenues from our Product Segment. The decrease was partially offset due to an increase in cost of revenues from our Electricity Segment. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2014 was 65.4%, compared to 71.6% for the six months ended June 30, 2013. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues, in both our Electricity and Product Segments, as further explained below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2014 was $124.4 million, compared to $113.7 million for the six months ended June 30, 2013, which represented a 9.3% increase. This increase was primarily due to (i) additional cost of revenues from the new power plants that commenced commercial operation in 2013 and 2014, as discussed above and (ii) increased costs we incurred in our North Brawley power plant due to uncontrolled well flow. The increase in our electricity cost of revenues was partially offset due to lower maintenance costs in most of our power plants. As a percentage of total revenues, the total cost of revenues attributable to our Electricity Segment for the six months ended June 30, 2014 was 66.7%, compared to 72.9% for the six months ended June 30, 2013. This decrease was mainly due to the increase in Electricity revenues, as discussed above.

Product Segment

Total cost of revenues attributable to our Product Segment for the six months ended June 30, 2014 was $52.3 million, compared to $80.7 million for the six months ended June 30, 2013, which represented a 35.2% decrease. This decrease was primarily due to the decrease in Product Segment revenues as discussed above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to the Product Segment for the six months ended June 30, 2014 was 62.6%, compared to 69.8% for the six months ended June 30, 2013. The decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods.

Research and Development Expenses

Research and development expenses excluding grants from the U.S. Department of Energy were $0.6 million for the six months ended June 30, 2014, compared to $3.7 million for the six months ended June 30, 2013. Research and development expenses are net of grants from the U.S. Department of Energy in the amount of $0.5 million and $1.1 million for the six months ended June 30, 2014 and 2013, respectively, related to the Enhanced Geothermal Systems project. Research and development expenses for the six months ended June 30, 2014 were $0.1 million, compared to $2.6 million for the six months ended June 30, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2014 were $6.6 million, compared to $15.3 million for the six months ended June 30, 2013. The decrease was primarily due to a one-time early termination fee in the amount of $9.0 million we paid to SCE in the first quarter of 2013 to terminate PPAs for the G1 and G3 power plants in the Mammoth complex. Excluding the one-time termination fee, selling and marketing expenses for the six months ended June 30, 2014 constituted 2.4% of total revenues for such period, compared to 2.3% for the six months ended June 30, 2013.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2014 and 2013 were $13.7 million. General and administrative expenses for the six months ended June 30, 2014 and 2013 constituted 5.1% of our total revenues for such period.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the six months ended June 30, 2014 was $8.1 million. This represented the write-off of exploration costs related to our exploration activities in the Wister site in California, which we determined in the second quarter of 2014 would not support commercial operation. There were no write-offs of unsuccessful exploration activities for the six months ended June 30, 2013.

Operating Income

Operating income for the six months ended June 30, 2014 was $64.9 million, compared to $45.5 million for the six months ended June 30, 2013. The increase in operating income was principally attributable to (i) the increase in our gross margin in our Electricity Segment and (ii) a one-time early termination fee of $9.0 million recorded in the first quarter of 2013, both as discussed above. This increase was partially offset due to a write-off of unsuccessful exploration activities, as discussed above. Operating income attributable to our Electricity Segment for the six months ended June 30, 2014 was $40.4 million, compared to $21.3 million for the six months ended June 30, 2013. Operating income attributable to our Product Segment for the six months ended June 30, 2014 was $24.5 million, compared to $24.2 million for the six months ended June 30, 2013.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2014 was $42.6 million, compared to $33.4 million for the six months ended June 30, 2013, which represented a 27.6% increase. This increase was primarily due to: (i) an increase in interest expense related to new loans received from OPIC in February 2013 and November 2013, each in the amount of $45.0 million; (ii) the conversion in July 2013 of OPIC interest loans from floating interest rate to fixed interest rate; and (iii) a $3.5 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction losses for the six months ended June 30, 2014 were $0.7 million, compared to gains of $2.6 million for the six months ended June 30, 2013. The decrease in foreign currency translation and transaction gains was primarily due to decrease in gains on foreign currency forward contracts for the six months ended June 30, 2014, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction”, each below) for the six months ended June 30, 2014 was $12.8 million, compared to $9.3 million for the six months ended June 30, 2013. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $3.3 million and $9.5 million, respectively, in the six months ended June 30, 2014, compared to $2.9 million and $6.4 million, respectively, in the six months ended June 30, 2013. This increase was primarily attributable to an additional payment we received in the three months ended March 31, 2014, in the amount of $2.2 million related to the ORTP transaction which represented 25% of the value of PTC’s generated by the portfolio over time, compared to the original forecast.

Gain from Sale of Property, Plant and Equipment

Gain from sale of property, plant and equipment for the six months ended June 30, 2014 was $7.6 million. This gain relates to the sale of the Heber Solar project in Imperial County, California for $35.25 million in the first quarter of 2014. We received the first payment of $15.0 million in the first quarter of 2014, and the second payment for the remaining $20.25 million in the second quarter of 2014. We recognized the gain in the second quarter of 2014. There was no gain from sale of power plant in the six months ended June 30, 2013.

Income Taxes

Income tax provision for the six months ended June 30, 2014 was $11.3 million, compared to $9.8 million for the six months ended June 30, 2013. Our effective tax rate for the six months ended June 30, 2014 and 2013, was 26.4% and 38.3%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the six months ended June 30, 2014, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Income from Continuing Operations

Income from continuing operations for the six months ended June 30, 2014 was $31.1 million, compared to $15.8 million for the six months ended June 30, 2013. The increase in income from continuing operations of $15.3 million was principally attributable to: (i) a $19.4 million increase in operating income; (ii) a $7.6 million gain on sale of property, plant and equipment; and (iii) $3.5 million increase in income attributable to sale of tax benefits all as discussed above. This increase was partially offset by: (i) a $9.2 million increase in interest expense; (ii) a $3.3 million decrease in foreign currency translation and transaction gains; and (iii) a $1.5 million increase in income tax provision.

Discontinued Operations

In May 2013, our wholly owned subsidiary sold its interest in MPC, the operator of the Momotombo geothermal power plant in Nicaragua, to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the six months ended June 30, 2013. The operations of the MPC for the six months ended June 30, 2013 have been included in discontinued operations. Discontinued operations for the six months ended June 30, 2013 include revenues of $4.9 million from MPC.

Net Income

Net income for the six months ended June 30, 2014 was $31.1 million, compared to $20.5 million for the six months ended June 30, 2013, which represents an increase of $10.6 million. The increase in net income was principally attributable to the increase in income from continuing operations, as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuances of notes, project financing, tax monetization, short term borrowing under our lines of credit, and cash grants we received under the ARRA. We have utilized this cash to develop and construct power generation plants, fund our acquisitions, and meet our other cash and liquidity needs.

As of June 30, 2014, we had access to: (i) $80.1 million in cash and cash equivalents, of which $44.7 million is related to foreign jurisdictions and (ii) $168.4 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2014 include approximately $111.0 million for capital expenditures required for new projects under development or construction, exploration activity, operating projects, and machinery and equipment purchases, as well as an additional $41.7 million for debt repayment.

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

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financing and refinancing (including construction loans). Management believes that these sources will address our anticipated liquidity, capital expenditures, and other investment requirements.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June 30, 2014, the last measurement date of the covenants, The actual historical 12-month DSCR was 1.33 and the pro-forma 12-month DSCR was 1.26 (on a semi-annual basis and as of June 30, 2014). There were $72.5 million and $90.8 million of OFC Senior Secured Notes outstanding as of June 30, 2014 and December 31, 2013, respectively.

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

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2014, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.26. There were $63.2 million and $66.2 million of OrCal Senior Secured Notes outstanding as of June 30, 2014 and December 31, 2013, respectively.

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

On June 20, 2014, Phase I of Tuscarora Facility achieved Project Completion under the OFC 2 Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement and following recalibration of the financing assumptions, the loan amount was adjusted through a principal prepayment of $4,275,000.

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

Series C Notes will be issued to fund Phase II Project Costs in respect of the McGinness Hills Facility with an expected aggregate principal amount of $140,000,000 and funding date is expected to occur in the second half of 2014.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of June 30, 2014, the last measurement date of the covenants, the actual DSCR was 2.28 and the pro-forma 12-month DSCR was 2.38. There were $135.7 million and $144.4 million of OFC 2 Senior Secured Notes outstanding as of June 30, 2014 and December 31, 2013, respectively.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $77.8 million and matures on December 15, 2030, and Tranche II, which has an outstanding balance of $169.4 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $44.3 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $35.5 million as of June 30, 2014, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12- month DSCR of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year). If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders. In addition, if the DSCR falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4. This covenant in respect of Tranche I will become effective on December 15, 2014.

There were $291.6 million and $299.9 million of the OPIC Loan outstanding as of June 30, 2014 and December 31, 2013, respectively.

Amatitlan Loan — Non-Recourse

In May 2009, Ortitlan, one of our subsidiaries, entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW geothermal power plant located in Amatitlan, Guatemala. The loan was provided by EIG Global Project Fund II, Ltd ( formerly TCW Global Project Fund II, Ltd. ). The loan bears interest at a rate of 9.83%, will mature on June 15, 2016, and is payable in quarterly installments. There are various restrictive covenants under the loan, which include (i) a projected 12-month DSCR of not less than 1.2 and (ii) a long-term debt to equity ratio not to exceed 4.0 (both of which are measured quarterly). If Ortitlan fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders. In addition, subject to certain cure rights, such failure will constitute an event of default. As of June 30, 2014, the projected 12-month DSCR was 1.63 and the debt to equity ratio was 1.67, and $30.0 million of this loan was outstanding.

Full-Recourse Third-Party Debt

Union Bank. In February 2012, Ormat Nevada entered into an amended and restated credit agreement with Union Bank. The credit termination date was extended from February 15, 2012 to February 7, 2014, which was subsequently extended to May 20, 2015. The aggregate amount available under the credit agreement is $50.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2014: (i) the actual 12-month debt to EBITDA ratio was 2.41; (ii) the 12-month DSCR was 2.38; and (iii) the distribution leverage ratio was 0.78. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of June 30, 2014, letters of credit in the aggregate amount of $45.6 million remain issued and outstanding under this credit agreement.

HSBC. In May 2013, Ormat Nevada, our wholly owned subsidiary, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals, which was extended to May 31, 2015, pursuant to Amendment No. 1 to the credit agreement. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line is available to be drawn for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2014: (i) the actual 12-month debt to EBITDA ratio was 2.41; (ii) the 12-month DSCR was 2.38; and (iii) the distribution leverage ratio was 0.78. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of June 30, 2014, letters of credit in the aggregate amount of $16.1 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with five other commercial banks for an aggregate amount of $486.7 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $267.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $219.7 million. The credit agreements mature end of December 2014 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of June 30, 2014, loans in the total amount of $124.6 million were outstanding, and letters of credit with an aggregate stated amount of $204.4 million were issued and outstanding under these credit agreements. The $124.6 million in loans are for terms of three months or less and bear interest at a weighted average rate of 2.69%.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest at a rate of 6.50%. As of June 30, 2014, $5.7 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.00%. As of June 30, 2014, $11.7 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears interest at a rate of 5.75%. As of June 30, 2014, $10.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, is payable in ten semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of June 30, 2014, $5.0 million was outstanding under this loan.

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

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. Currently, $35.5 million is outstanding under the DEG Loan (out of which $24.4 million bears interest at a fixed rate).

In October 2012, OrPower 4, DEG and the other parties thereto amended and restated the DEG Loan Agreement. The amendment became effective on November 9, 2012 upon the execution by OrPower 4 of the Tranche I and Tranche II Notes under the OPIC loan and the related disbursements of the proceeds thereof under the OPIC Finance Agreement (as described above under the heading “Non-Recourse and Limited –Recourse Third-Party Debt”). As part of the amendment we prepaid in full two loans under the DEG facility in the total principal amount of approximately $20.5 million. The amended and restated DEG Loan Agreement provides for: (i) the release and discharge of all collateral security previously provided by OrPower 4 to the secured parties under the DEG Loan Agreement and the substitution of our guarantee of OrPower 4’s payment and certain other performance obligations in lieu thereof; (ii) the establishment of a LIBOR floor of 1.25% in respect of one of the loans under the DEG Loan Agreement; and (iii) the elimination of most of the affirmative and negative covenants under the DEG Loan Agreement and certain other conforming provisions as a result of OrPower 4’s execution of the OPIC Finance Agreement and its obligations thereunder.

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30, 2014 (i) total equity was $770.6 million and the actual equity to total assets ratio was 35.93%; and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 3.95. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of June 30, 2014, committed letters of credit in the aggregate amount of $286.6 million remained issued and outstanding, of which $263.0 million were issued under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt”. In addition, $23.6 million were issued under non-committed lines of credit.

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

OPC Transaction

In June 2007, Ormat Nevada entered into agreements with affiliates of Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. (Morgan Stanley Geothermal LLC and Lehman OPC LLC, respectively), under which those investors purchased, for cash, interests in a newly formed subsidiary of Ormat Nevada, OPC, entitling the investors to certain tax benefits (such as PTCs and accelerated depreciation) and distributable cash associated with four geothermal power plants in Nevada.

The first closing under the agreements occurred in 2007 and covered our Desert Peak 2, Steamboat Hills, and Galena 2 power plants. The investors paid $71.8 million at the first closing. The second closing under the agreements occurred in 2008 and covered the Galena 3 power plant. The investors paid $63.0 million at the second closing.

Ormat Nevada continues to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants, while the investors received substantially all of the PTCs and the taxable income or loss (together, the Economic Benefits). Once Ormat Nevada recovered the capital that it invested in the power plants, which occurred in the fourth quarter of 2010, the investors began receiving both the distributable cash flow and the Economic Benefits. Once the investors reach a target after tax yield on their investment in OPC (the OPC Flip Date), Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the OPC Flip Date, Ormat Nevada also has the option to purchase the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. If Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again.

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

The Class B membership units are provided with a 5% residual economic interest in OPC, which commences as of the OPC Flip Date. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. The Class B membership units are currently held by Morgan Stanley Geothermal LLC and JPM. On October 30, 2009, Ormat Nevada acquired from Lehman OPC LLC all of the Class B membership units of OPC held by Lehman OPC LLC pursuant to a right of first offer for a purchase price of $18.5 million in cash and on February 3, 2011, Ormat Nevada sold to JPM all of the Class B membership units of OPC that it had acquired for a sale price of $24.9 million in cash.

ORTP Transaction

On January 24, 2013, Ormat Nevada entered into agreements with JPM under which JPM purchased interests in a newly formed subsidiary of Ormat Nevada, ORTP, entitling JPM to certain tax benefits (such as PTCs and accelerated depreciation) associated with certain geothermal power plants in California and Nevada.

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, and the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments are expected to be made until December 31, 2016 and total up to a maximum amount of $11.0 million, of which we received $2.2 million in the first quarter of 2014.

Ormat Nevada will continue to operate and maintain the power plants. Under the agreements, Ormat Nevada will initially receive all of the distributable cash flow generated by the power plants, while JPM will receive substantially all of PTCs and the taxable income or loss (together, the Economic Benefits). JPM’s return is limited by the terms of the transaction. Once JPM reaches a target after tax yield on its investment in ORTP (the ORTP Flip Date), Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis. At any time during the twelve-month period after the end of the fiscal year in which the ORTP Flip Date occurs (but no earlier than the expiration of five years following the date that the last of the power plants was placed in service for purposes of federal income taxes), Ormat Nevada also has the option to purchase JPM’s remaining interest in ORTP at the then-current fair market value. If Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.6 million as of June 30, 2014. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2012:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 1, 2012	$0.04	August 14, 2012	August 23, 2012
August 8, 2013	$0.04	August 19, 2013	August 29, 2013
November 6, 2013	$0.04	November 20, 2013	December 4, 2013
February 25, 2014	$0.06	March 13, 2014	March 27, 2014
May 8, 2014	$0.05	May 21, 2014	May 30, 2014

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Six Months Ended June 30,
	2014	2013
	(In thousands)

Net cash provided by operating activities	$103,579	$19,950
Net cash used in investing activities	(29,012)	(103,169)
Net cash provided by (used in) financing activities	(51,801)	45,484
Net change in cash and cash equivalents	22,766	(37,735)

For the Six Months Ended June 30, 2014

Net cash provided by operating activities for the six months ended June 30, 2014 was $103.6 million, compared to $20.0 million for the six months ended June 30, 2013. The net increase of $83.6 million resulted primarily from: (i) a decrease in receivables of $20.0 million in the six months ended June 30, 2014, compared to an increase of $17.7 million in the six months ended June 30, 2013, as a result of timing of collection from our customers; (ii) an increase in billings in excess of costs and estimated earnings on uncompleted contracts, net of $15.6 million in our Product Segment in the six months ended June 30, 2014, compared to a decrease of $21.1 million in the six months ended June 30, 2013; and (iii) the increase in cash inflow from higher net income of $10.6 million, from a net income of $20.5 million for the six months ended June 30, 2013 to $31.1 million for the six months ended June 30, 2014 as described above.

Net cash used in investing activities for the six months ended June 30, 2014 was $29.0 million, compared to $103.2 million for the six months ended June 30, 2013. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2014 were (i) capital expenditures of $89.1 million, primarily for our facilities under construction; and (ii) a net increase of $3.0 million in restricted cash and cash equivalents, due to timing of debt repayments, reduced by (i) cash grant of $27.4 million received from the U.S. Treasury under Section 1603 of the ARRA relating to our Don A. Campbell power plant and our G1 refurbishment power plant at the Mammoth Complex, and (ii) $35.3 million cash received due to the sale of Heber Solar The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2013 were (i) capital expenditures of $102.0 million, primarily for our facilities under construction, and (ii) a net increase of $9.0 million in restricted cash, cash equivalents and marketable securities, reduced by $7.7 million cash received from the sale of our subsidiary.

Net cash used in financing activities for the six months ended June 30, 2014 was $51.8 million, compared to $45.5 million provided by for the six months ended June 30, 2013. The principal factors that affected the net cash used in financing activities during the six months ended June 30, 2014 were: (i) the repayment of long-term debt in the amount of $41.1 million; (ii) $12.9 million of cash paid to repurchase our OFC Senior Secured Notes; (iii) $5.0 million cash dividend paid; and (iv) $5.4 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” above), reduced by net increase of $12.6 million against our revolving lines of credit with commercial banks. The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2013 were: (i) $45.0 million of net proceeds from the disbursement from Tranche II of the OPIC Loan, as described above under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $31.5 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” above); and (iii) a net increase of $6.6 million against our revolving lines of credit with commercial banks. This increase was partially offset due to: (i) $11.9 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $18.9 million; and (iii) $7.0 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” above).

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

Adjusted EBITDA for the three months ended June 30, 2014 was $59.7 million, compared to $69.7 million for the three months ended June 30, 2013. Adjusted EBITDA for the six months ended June 30, 2014 was $130.3 million, compared to $115.5 million for the six months ended June 30, 2013.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three and six-month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)

Net cash provided by operating activities	$35,503	$1,734	$103,579	$19,950
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	20,152	15,626	39,328	29,962
Interest income	(90)	(87)	(201)	(128)
Income tax provision	1,886	6,143	11,287	10,441
Adjustments to reconcile net income or loss to net cash provided by operating activities (excluding depreciation and amortization)	2,293	46,303	(23,658)	46,246

EBITDA	$59,744	$69,719	$130,335	$106,471
Termination fee	—	—	—	8,979

Adjusted EBITDA	$59,744	$69,719	$130,335	$115,450

Net cash used in investing activities	$6,311	$(4,925)	$(29,012)	$(103,169)

Net cash provided by (used in) financing activities	$(9,621)	$(25,543)	$(51,801)	$45,484

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants.

The following is an overview of projects that are fully released for construction:

McGinness Hills Phase 2. We are currently developing the 30 MW McGinness Hills phase 2 project located in Lander County, Nevada. Field development and equipment manufacturing is in process. We signed an amendment to the McGinness 20-year PPA with NV Energy to include the 30 MW phase 2. The new power plant is expected to come online in the first half of 2015.

Mammoth Complex. We are currently in the process of a refurbishment program for G3 plant at the Mammoth complex located in Mammoth Lakes, California. We plan to replace the old units of the G3 plant with new equipment that is currently being manufactured by us. We expect the replacement of the equipment to optimize the operation of the complex. We expect to complete the refurbishment in 2015.

Sarulla project. We are a member of a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia, with expected generating capacity of approximately 330 MW. We own 12.75% of the project directly through our 100% owned special purpose entity. We also own 12.75% of an Indonesian special purpose entity that will develop and operate the project.

Following the financial close of the financing for the project in May 2014, the project was released for construction. Mobilization of equipment to start the field development has started. The project is being constructed in three phases of 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant's efficiency. The OEC units that we are supplying to the project under a supply contract from the EPC contractor are in early stages of production.

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

We have estimated approximately $187.0 million in capital expenditures for the projects listed above, and for enhancement of our existing power plants, of which we have invested approximately $68.0 million as of June 30, 2014. We expect to invest $62.0 million of such total during the remainder of 2014 and the remaining $57.0 million thereafter.

In addition, we estimate approximately $49.0 million in additional capital expenditures in the remainder of 2014 to be allocated as follows: (i) $20.0 million in development of new projects; (ii) $8.0 million for maintenance capital expenditure of our operating power plants; (iii) $18.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $3.0 million in enhancement of our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2014 will be approximately $111.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In addition, in October 2013 and March 2014, we entered into derivative transactions to reduce our exposure to the price of natural gas, under these PPAs, until March 31, 2015. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact Hawaii Electric Light Company’s (HELCO) avoided costs. Likewise, in October 2013, we entered into derivative transaction to reduce our exposure to the price of oil, under the 25 MW PPA of the Puna complex, until December 31, 2014.

As of June 30, 2014, 85.3% of our consolidated long-term debt comprised a fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 14.7% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of June 30, 2014, $152.4 million of our long-term debt remained subject to some floating rate risk.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil and natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil and natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2014 and December 31, 2013 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of June 30, 2014 and December 31, 2013 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	Change in the Fair Value of
	(In thousands)

NGI Price	$(3,231)	$(3,552)	$3,231	$3,522	NGI Swap

NYMEX Heating Oil Price	(1,713)	(3,442)	1,713	3,442	NYMEX HO2 Swap

Foreign Currency	(132)	(3,381)	949	4,133	Foreign currency forward contracts

Interest Rate	(1,767)	(2,562)	1,839	2,690	OFC

Interest Rate	(1,106)	(1,298)	1,137	1,339	OrCal

Interest Rate	(5,061)	(5,519)	5,437	5,962	OFC 2

Interest Rate	(309)	(379)	316	388	Loan from DEG

Interest Rate	(11,062)	(11,836)	11,794	12,683	Loan from OPIC

Interest Rate	(255)	(328)	258	333	Loan from TCW

Interest Rate	(3,642)	(4,349)	3,705	4,438	Senior unsecured bonds

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

Sierra Pacific Power Company and Nevada Power Company accounted for 17.4% and 10.8% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 17.6% and 12.8% of our total revenues for the six months ended June 30, 2014 and 2013, respectively.

Southern California Edison accounted for 13.5% and 12.5% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 12.7% and 12.1% for the six months ended June 30, 2014 and 2013, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

HELCO accounted for 10.1% and 8.6% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 9.6% and 8.9% for the six months ended June 30, 2014 and 2013, respectively.

KPLC accounted for 17.0% and 10.4% of our total revenues for the three months ended June 30, 2014 and 2013, respectively, and 15.6% and 9.5% for the six months ended June 30, 2014 and 2013, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

a.  Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b.  Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In December 2012, Laborers’ International Union of North America Local Union No. 783 (“LiUNA”), an organized labor union, filed a petition in Mono County Superior Court, naming Mono County, California and the Company as defendant and real party in interest, respectively. The petitioners' brought this action to challenge the November 13, 2012 decision of the Mono County Board of Supervisors in adopting Resolutions No. 12-78, denying petitioners’ administrative appeal of the Planning Commission's approval of Conditional Use Permit (“CUP”), adoption of findings under the California Environmental Quality Act (“CEQA”) and adoption of the final environmental impact report (“EIR”) for the Mammoth enhancement. The Company has successfully defended itself against the petition, which has been denied by the court.

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., Ormat Technologies, Inc. and Ormat Nevada, Inc. are operating three geothermal generating plants in Mammoth Lakes, California (MP-1; MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District (“District”) rules. The Company is continuing to review the complaint and believes that it is without merit, and intends to vigorously defend itself against the allegations set forth in the complaint and to take all necessary legal action to have the complaint dismissed. Filing of the complaint in and of itself does not have any immediate adverse implications for the Mammoth plants.

The Company believes that the petition is without merit and responded to LiUNA’s petition on June 5, 2014, and intends to take necessary legal action to dismiss the proceedings.  Filing of the petition in and of itself does not have any immediate adverse implications for the Mammoth enhancement.

In January 2014, we learned that two former employees alleged in a “qui tam” complaint filed in the United States District Court for the Southern District of California that the Company submitted fraudulent applications and certifications to obtain grants. The United States Department of Justice has declined to intervene. The former employees have proceeded on their own and served the Company with their initial complaint in April 2014, and then filed an amended complaint in May 2014. The Company is investigating, and is defending against the amended complaint. This includes that, pursuant to the Company’s motion to move the venue of the proceeding, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada. In addition, the Company has filed a motion to dismiss the amended complaint, which is pending before the Nevada United States District Court. The Company continues to believe that the allegations of the lawsuit have no merit, and we will continue to defend ourselves vigorously.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the second quarter of 2014.

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

Date: August 6, 2014

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