Form 10-Q
period 2014-09-30
ORMAT TECHNOLOGIES, INC.
filed 2014-11-06
CIK 1296445

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2014, the number of outstanding shares of common stock, par value $0.001 per share, was 45,530,627.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$42,451	$57,354
Restricted cash, cash equivalents and marketable securities (all related to variable interest entities ("VIEs"))	127,452	51,065
Receivables:
Trade	75,224	95,365
Related entity	506	442
Other	9,165	11,049
Due from Parent	970	382
Inventories	17,337	22,289
Costs and estimated earnings in excess of billings on uncompleted contracts	14,784	21,217
Deferred income taxes	2,613	523
Prepaid expenses and other	36,879	29,654
Total current assets	327,381	289,340
Unconsolidated investments	1,339	7,076
Deposits and other	21,679	22,114
Deferred income taxes	—	891
Deferred charges	35,399	36,738
Property, plant and equipment, net ($1,378,484 and $1,381,083 related to VIEs, respectively)	1,459,316	1,452,336
Construction-in-process ($143,548 and $136,947 related to VIEs, respectively)	268,349	288,827
Deferred financing and lease costs, net	28,969	30,178
Intangible assets, net	29,481	31,933
Total assets	$2,171,913	$2,159,433
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$78,411	$98,047
Billings in excess of costs and estimated earnings on uncompleted contracts	45,310	7,903
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	31,211	31,137
Other loans	17,995	20,377
Full recourse	24,116	28,875
Total current liabilities	197,043	186,339
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	379,036	270,310
Other loans	269,123	311,078
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $898)	250,366	250,596
Other loans	40,298	53,467
Revolving credit lines with banks	28,100	112,017
Liability associated with sale of tax benefits	44,757	60,985
Deferred lease income	61,294	63,496
Deferred income taxes	67,328	55,035
Liability for unrecognized tax benefits	5,606	4,950
Liabilities for severance pay	21,984	23,841
Asset retirement obligation	19,801	18,679
Other long-term liabilities	3,633	3,529
Total liabilities	1,388,369	1,414,322

Commitments and contingencies (Note 10)

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,530,627 and 45,460,653 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	46	46
Additional paid-in capital	740,651	735,295
Retained earnings (accumulated deficit)	36,835	(3,088)
Accumulated other comprehensive income (loss)	(5,710)	487

	771,822	732,740
Noncontrolling interest	11,722	12,371
Total equity	783,544	745,111
Total liabilities and equity	$2,171,913	$2,159,433

The accompanying notes are an integral part of the condensed consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
Revenues:
Electricity	$102,506	$88,994	$289,015	$245,005
Product	37,736	41,755	121,266	157,329
Total revenues	140,242	130,749	410,281	402,334
Cost of revenues:
Electricity	61,727	61,356	186,083	175,085
Product	23,040	29,637	75,307	110,335
Total cost of revenues	84,767	90,993	261,390	285,420
Gross margin	55,475	39,756	148,891	116,914
Operating expenses:
Research and development expenses	250	838	395	3,446
Selling and marketing expenses	4,258	2,575	10,853	17,861
General and administrative expenses	7,179	6,546	20,847	20,264
Write-off of unsuccessful exploration activities	—	—	8,107	—
Operating income	43,788	29,797	108,689	75,343
Other income (expense):
Interest income	35	742	236	870
Interest expense, net	(22,494)	(18,459)	(65,084)	(51,826)
Foreign currency translation and transaction gains (losses)	(2,946)	1,258	(3,639)	3,844
Income attributable to sale of tax benefits	5,487	5,027	18,334	14,342
Gain from sale of property, plant and equipment	—	—	7,628	—
Other non-operating income, net	243	137	649	1,583
Income before income taxes and equity in losses of investees	24,113	18,502	66,813	44,156
Income tax provision	(6,444)	(5,201)	(17,731)	(15,028)
Equity in losses of investees	(899)	(158)	(1,210)	(149)
Income from continuing operations	16,770	13,143	47,872	28,979
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $0, $0 and $3,646, respectively)	—	—	—	5,311
Income tax provision	—	—	—	(614)
Total income from discontinued operations	—	—	—	4,697
Net income	16,770	13,143	47,872	33,676
Net income attributable to noncontrolling interest	(256)	(193)	(670)	(600)
Net income attributable to the Company's stockholders	$16,514	$12,950	$47,202	$33,076
Comprehensive income:
Net income	16,770	13,143	47,872	33,676
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	(1,069)	—	(5,157)	—
Loss in respect of derivative instruments designated for cash flow hedge	(933)	—	(933)	—
Amortization of unrealized gains or losses in respect of derivative instruments designated for cash flow hedge	(35)	(40)	(107)	(124)
Comprehensive income	14,733	13,103	41,675	33,552
Comprehensive income attributable to noncontrolling interest	(256)	(193)	(670)	(600)
Comprehensive income attributable to the Company's stockholders	$14,477	$12,910	$41,005	$32,952

Earnings per share attributable to the Company's stockholders
Basic:
Income from continuing operations	$0.37	$0.29	$1.04	$0.62
Discontinued operations	—	—	—	0.10
Net income	$0.37	$0.29	$1.04	$0.72

Diluted:
Income from continuing operations	$0.36	$0.28	$1.03	$0.62
Discontinued operations	—	—	—	0.10
Net income	$0.36	$0.28	$1.03	$0.72

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,690	45,438	45,594	45,433
Diluted	46,102	45,494	45,917	45,454
Dividend per share declared	$0.05	$0.04	$0.16	$0.04

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other Income
	Common Stock		Paid-in	(Accumulated	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity
	(In thousands, except per share data)
Balance at December 31, 2012, as revised	45,431	$46	$732,140	$(44,326)	$651	$688,511	$7,096	$695,607
Stock-based compensation	—	—	4,548	—	—	4,548	—	4,548
Exercise of options by employees and directors	23	—	437	—	—	437	—	437
Cash paid to non-controlling interest	—	—	—	—	—	—	(509)	(509)
Cash dividend paid, $0.04 per share	—	—	—	(1,816)	—	(1,816)	—	(1,816)
Increase in noncontrolling interest due to sale of equity interest in ORTP LLC	—	—	—	—	—	—	5,151	5,151
Net income	—	—	—	33,076	—	33,076	600	33,676
Other comprehensive loss, net of related taxes:
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $52)	—	—	—	—	(124)	(124)	—	(124)
Balance at September 30, 2013	45,454	$46	$737,125	$(13,066)	$527	$724,632	$12,338	$736,970

Balance at December 31, 2013	45,461	$46	$735,295	$(3,088)	$487	$732,740	$12,371	$745,111
Stock-based compensation	—	—	4,308	—	—	4,308	—	4,308
Exercise of options by employees and directors	70	—	889	—	—	889	—	889
Cash paid to noncontrolling interest	—	—	—	—	—	—	(589)	(589)
Cash dividend declared, $0.16 per share	—	—	—	(7,279)	—	(7,279)	—	(7,279)
Acquisition of noncontrolling interest in Crump	—	—	159	—	—	159	(987)	(828)
Increase in noncontrolling interest	—	—	—	—	—	—	257	257
Net income	—	—	—	47,202	—	47,202	670	47,872
Other comprehensive income, net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $572)	—	—	—	—	(933)	(933)	—	(933)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(5,157)	(5,157)	—	(5,157)
Amortization of gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $44)	—	—	—	—	(107)	(107)	—	(107)
Balance at September 30, 2014	45,531	$46	$740,651	$36,835	$(5,710)	$771,822	$11,722	$783,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$47,872	$33,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,836	70,911
Amortization of premium from senior unsecured bonds	(230)	(231)
Accretion of asset retirement obligation	1,122	1,147
Stock-based compensation	4,308	4,548
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(10,130)	(6,621)
Equity in losses of investees	1,210	149
Mark-to-market of derivative instruments	(4,467)	3,487
Write-off of unsuccessful exploration activities	8,107	—
Loss (gain) on severance pay fund asset	798	(399)
Gain on sale of a subsidiary and property, plant and equipment	(7,628)	(3,646)
Deferred income tax provision	13,071	14,235
Liability for unrecognized tax benefits	656	1,598
Deferred lease revenues	(188)	(167)
Other	(181)	(819)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	21,624	(23,181)
Costs and estimated earnings in excess of billings on uncompleted contracts	6,433	(26,588)
Inventories	4,952	273
Prepaid expenses and other	(5,163)	(6,175)
Deposits and other	279	4,296
Accounts payable and accrued expenses	(10,868)	(21,449)
Due from/to related entities, net	(64)	(69)
Billings in excess of costs and estimated earnings on uncompleted contracts	37,407	(12,700)
Liabilities for severance pay	(1,857)	1,068
Other long-term liabilities	(527)	959
Due from/to Parent	(588)	(62)
Net cash provided by operating activities	178,770	32,226
Cash flows from investing activities:
Short-term deposit	—	3,010
Net change in restricted cash and cash equivalents	(76,387)	(7,660)
Cash received from sale of a subsidiary and property, plant and equipment	35,250	7,699
Capital expenditures	(122,587)	(144,637)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	27,427	14,685
Investment in unconsolidated companies	(631)	(2,467)
Increase in severance pay fund asset, net of payments made to retired employees	1,493	1,172
Net cash used in investing activities	(135,435)	(128,198)
Cash flows from financing activities:
Proceeds from long-term loans	140,000	45,000
Proceeds from exercise of options by employees	741	437
Proceeds from the sale of limited liability company interest in ORTP, LLC, net of transaction costs	—	31,376
Payment for acquisition of noncontrolling interest in Crump	(1,490)	—
Purchase of OFC Senior Secured Notes	(12,860)	(11,888)
Proceeds from revolving credit lines with banks	2,400,683	2,170,287
Repayment of revolving credit lines with banks	(2,484,600)	(2,120,605)
Repayments of long-term debt	(80,223)	(37,480)
Cash paid to non-controlling interest	(9,215)	(10,184)
Cash paid for interest rate cap	(1,505)	—
Cash received from non-controlling interest	2,234	—
Deferred debt issuance costs	(4,724)	(348)
Cash dividends paid	(7,279)	(1,816)
Net cash provided by (used in) financing activities	(58,238)	64,779
Net change in cash and cash equivalents	(14,903)	(31,193)
Cash and cash equivalents at beginning of period	57,354	66,628
Cash and cash equivalents at end of period	$42,451	$35,435
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(5,221)	$7,744
Accrued liabilities related to financing activities	$—	$(1,347)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2014, the consolidated results of operations and comprehensive income for the three and nine-month periods ended September 30, 2014 and 2013 and the consolidated cash flows for the nine-month periods ended September 30, 2014 and 2013.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Other comprehensive income

For the nine months ended September 30, 2014 and 2013, the Company reclassified $107,000 and $124,000, respectively, from other comprehensive income, of which $173,000 and $200,000, respectively, were recorded to reduce interest expense and $66,000 and $88,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2014 and 2013, the Company reclassified $35,000 and $40,000, respectively, from other comprehensive income, of which $57,000 and $76,000, respectively, were recorded to reduce interest expense and $22,000 and $25,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income.

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

Write-off of unsuccessful exploration activities

Write-off of unsuccessful activities for the nine months ended September, 30, 2014, was $8.1 million. This represents the write-off of exploration costs related to the Company’s exploration activities in the Wister site in California, which the Company determined in the second quarter of 2014 would not support commercial operations.

Acquisition of interests in Crump Geyser and North Valley Geothermal projects

On August 5, 2014, the Company signed a definitive Purchase and Sale Agreement with Alternative Earth Resources Inc. (“AER”), pursuant to which the Company paid $1.5 million in cash and (i) purchased AER's (a) 50% interest in Crump Geyser Company (“CGC”), which holds the rights to the Crump Geyser geothermal project, and (b) rights to the North Valley geothermal project (ii) obtained an option, exercisable over a four-year period, to purchase certain of AER's New Truckhaven geothermal lease. Prior to this transaction, CGC was consolidated by the Company as variable interest entity. As a result of the acquisition of the remaining interest, the Company continues to consolidate Crump, but now as a wholly owned indirect subsidiary, and so the carrying value of the non-controlling interest of CGC of $1.0 million was reclassified to the Company's equity and the difference of $0.2 million between the fair value of the consideration paid and the related carrying value of the nonconrolling interest acquired was recorded within “additional paid-in capital” in the condensed consolidated statement of equity.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2014 and December 31, 2013, the Company had deposits totaling $23,016,000 and $13,805,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2014 and December 31, 2013, the Company’s deposits in foreign countries amounted to approximately $31,279,000 and $56,133,000, respectively.

At September 30, 2014 and December 31, 2013, accounts receivable related to operations in foreign countries amounted to approximately $42,914,000 and $32,231,000, respectively. At September 30, 2014 and December 31, 2013, accounts receivable from the Company’s primary customers (as described immediately below) amounted to approximately 54.1% and 35.0% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 14.6% and 15.3% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively, and 16.6% and 17.0% for the nine months ended September 30, 2014 and 2013, respectively.

Southern California Edison accounted for 19.8% and 20.9% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively, and 15.2% and 14.9% for the nine months ended September 30, 2014 and 2013, respectively.

Hawaii Electric Light Company accounted for 7.3% and 8.7% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively, and 8.8% and 8.9% for the nine months ended September 30, 2014 and 2013, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 15.7% and 13.9% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively, and 15.6% and 10.9% for the nine months ended September 30, 2014 and 2013, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2014

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

NOTE 3 — INVENTORIES

Inventories consist of the following:
	September 30, 2014	December 31, 2013

	(Dollars in thousands)
Raw materials and purchased parts for assembly	$10,412	$6,326
Self-manufactured assembly parts and finished products	6,925	15,963
Total	$17,337	$22,289

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	September 30, 2014	December 31, 2013

	(Dollars in thousands)
Sarulla	$1,339	$7,076

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

Of the $1.17 billion, $0.1 billion (which was drawn down by the Sarulla project company on May 23, 2014) bears a fixed interest rate and $1.07 billion bears interest at a rate linked to Libor.

The Sarulla consortium entered into interest rate swap agreements with various international banks in order to fix the Libor interest rate on up to $0.96 billion of the $1.07 billion credit facility at a rate of 3.4565%. The interest rate swap became effective as of June 4, 2014 along with the second draw-down by the project company of $50.0 million.

         The Sarulla project company has accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the period, the project recorded a loss equal to $40.5 million, of which the Company's share was $5.2 million which was recorded in other comprehensive income

The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. The Company will supply its Ormat Energy Converters to the power plant and has added the $254.0 million supply contract to its product segment backlog. According to the current plan, the Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenues over the course of the next three to four years. For the three and nine months ended September 30, 2014, the Company recognized Products revenues of $13.8 million.

During the first nine months of 2014, the Company made additional investment contributions of $0.6 million to the Sarulla project, consistent with its pro rata share in the consortium.

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

The following table sets forth certain fair value information at September 30, 2014 and December 31, 2013 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

	Carrying
	value at
	September 30,	Fair Value at September 30, 2014
	2014	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$116,118	$116,118	$116,118	$—	$—
Derivatives:
Swap transaction on oil price(1)	1,134	1,134	—	1,134	—
Swap transaction on natural gas price(2)	502	502	—	502	—
Liabilities:
Current liabilities:
Currency forward contracts(3)	(2,183)	(2,183)	—	(2,183)	—
	$115,571	$115,571	$116,118	$(547)	$—

	Carrying
	value at
	December 31,	Fair Value at December 31, 2013
	2013	Total	Level 1	Level 2	Level 3

	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$40,015	$40,015	$40,015	$—	$—
Derivatives:
Currency forward contracts(3)	2,290	2,290	—	2,290	—
Liabilities
Current liabilities:
Derivatives:
Swap transaction on oil price(1)	(2,490)	(2,490)	—	(2,490)	—
Swap transaction on natural gas price(2)	(341)	(341)	—	(341)	—
	$39,474	$39,474	$40,015	$(541)	$—

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

The following table presents the amounts of gain (loss) recognized in the condensed consolidated statements of operations and comprehensive income (loss) on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013

		(Dollars in thousands)		(Dollars in thousands)

Put options on oil price	Electricity revenues	$—	$(824)	$—	$(1,256)
Swap transaction on oil price	Electricity revenues	1,657	—	1,885	(294)
Swap transaction on natural gas price	Electricity revenues	2,295	477	(609)	81
Currency forward contracts	Foreign currency translation and transaction gains (losses)	(2,422)	1,970	(2,430)	4,895
		$1,530	$1,623	$(1,154)	$3,426

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

The foregoing swap transactions have not been designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Electricity revenues” in the condensed consolidated statements of operations and comprehensive income. For the nine months ended September 30, 2014 and 2013, the Company recognized a net gain and a net loss from these transactions of $1.3 million and $1.5 million, respectively. For the three months ended September 30, 2014 and 2013, the Company recognized a net gain and a net loss from these transactions of $4.0 million and $0.3 million, respectively.

There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2014.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

	(Dollars in millions)		(Dollars in millions)
Olkaria III loan - DEG	$36.6	$40.3	$35.5	$39.5
Olkaria III loan - OPIC	276.8	279.6	287.1	299.9
Amatitlan loan	—	34.8	—	31.5
Senior secured notes:
Ormat Funding LLC ("OFC")	78.0	83.5	72.5	90.8
OrCal Geothermal LLC ("OrCal")	64.3	65.8	63.2	66.2
OFC 2 LLC ("OFC 2")	233.9	119.0	274.5	144.4
Senior unsecured bonds	264.9	270.6	250.4	250.6
Loans from institutional investors	14.2	20.1	13.9	19.5

The fair value as of December 31, 2013, of OFC senior secured notes was determined using observable market prices as these securities are traded. The fair value as of September 30, 2014 of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of estimated current borrowing rates. The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

On June 20, 2014, Phase I of Tuscarora facility achieved project completion under the OFC 2 Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement, the Company recalibrated the original financing assumptions and as a result the loan amount was adjusted through a principal prepayment of approximately $4.3 million.

On August 29, 2014, OFC 2, a wholly-owned indirect subsidiary of the Company signed a $140.0 million loan under the OFC 2 senior secured notes to finance the construction of the McGinness Hills Phase 2 project in Nevada. This drawdown is the last tranche available under the OFC 2 Note Purchase Agreement with John Hancock Life Insurance Company and guaranteed by the U.S. Department of Energy's Loan Programs Office. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated "BBB" by Standard & Poor's.

In connection with the anticipated drawdown, on August 13, 2014, the Company entered into an on-the-run interest rate lock agreement with a financial institution with a termination date of August 15, 2014. This on-the-run interest rate lock agreement had a notional amount of $140.0 million and was designated by the Company to be a cash flow hedge. The objective of this cash flow hedge was to eliminate the variability in the changes in the 10-year U.S. Treasury rate as that is one of the components in the annual interest rate of the OFC 2 loan that was forecasted to be fixed on August 15, 2014. As such, the Company hedged the variability in total proceeds attributable to changes in the 10-year U.S. Treasury rate for the forecasted issuance of fixed rate OFC 2 loan. On August 18, 2014, which was the settlement date, the Company paid $1.5 million to the counterparty of the on-the-run interest rate lock agreement.

The Company concluded that the cash flow hedge was fully effective with no ineffective portion and no amounts excluded from the effectiveness testing, thus the total loss from the cash flow hedge was fully recognized in “Loss in respect of derivatives instruments designated for cash flow hedge” under other comprehensive income of $0.9 million noted above, which was net of related taxes of $0.6 million. The cash flow hedge loss recorded will be amortized over the life of the OFC 2 loan using the effective interest method. The Company expects to reclassify $0.2 of the loss from “Accumulated other comprehensive income (loss)” into interest expense during the next twelve months.

On September 30, 2014, Ortitlan, a wholly-owned indirect subsidiary of the Company, prepaid the outstanding amount of approximately $30.0 million loan with EIG Global Project Fund II, Ltd. (formerly TCW). The $42.0 million loan was signed in 2009 to refinance the Company's investment in the 20 MW Amatitlan geothermal power plant located in Guatemala. This repayment resulted in a one-time charge to interest expense of approximately $1.1 million, consisting of (i) prepayment premium of $0.6 million, and (ii) write-off of related deferred financing costs amounting to a $0.5 million.

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III loan - DEG	$—	$—	$36.6	$36.6
Olkaria III loan - OPIC	—	—	276.8	276.8
Senior secured notes:
OFC	—	—	78.0	78.0
OrCal	—	—	64.3	64.3
OFC 2	—	—	233.9	233.9
Senior unsecured bonds	—	—	264.9	264.9
Loan from institutional investors	—	—	14.2	14.2
Other long-term debt	—	15.0	—	15.0
Revolving lines of credit	—	28.1	—	28.1
Deposits	21.7	—	—	21.7

The following table presents the fair value of financial instruments as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III loan - DEG	$—	$—	$40.3	$40.3
Olkaria III loan - OPIC	—	—	279.6	279.6
Amatitlan loan	—	—	34.8	34.8
Senior secured notes:
OFC	—	83.5	—	83.5
OrCal	—	—	65.8	65.8
OFC 2	—	—	119.0	119.0
Senior unsecured bonds	—	—	270.6	270.6
Loan from institutional investors	—	—	20.1	20.1
Other long-term debt	—	23.3	—	23.3
Revolving lines of credit	—	112.0	—	112.0
Deposits	21.3	—	—	21.3

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

The fair value of each option on the grant date was $8.33 for grant of options to purchase 300,000 shares of common stock, and $12.88 for the grant of options to purchase 100,000 shares of common stock. The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

	Grant of options to purchase 300,000 shares of common stock	Grant of options to purchase 100,000 shares of common stock
Risk-free interest rates	2.36%	1.64%
Expected life (in years)	7.25	4.75
Dividend yield	0.90%	0.90%
Expected volatility	42.80%	33.10%

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense, net, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in thousands)		(Dollars in thousands)
Interest related to sale of tax benefits	$3,430	$3,479	$9,678	$9,233
Other interest expense	19,910	16,811	57,139	48,820
Less — amount capitalized	(846)	(1,831)	(1,733)	(6,227)
	$22,494	$18,459	$65,084	$51,826

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Weighted average number of shares used in computation of basic earnings per share	45,690	45,438	45,594	45,433
Add:
Additional shares from the assumed exercise of employee stock-based awards	412	56	323	21
Weighted average number of shares used in computation of diluted earnings per share	46,102	45,494	45,917	45,454

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 3,344,331 and 4,999,298 for the three months ended September 30, 2014 and 2013, respectively, and 3,257,456 and 5,312,238 for the nine months ended September 30, 2014 and 2013, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated

	(Dollars in thousands)
Three Months Ended September 30, 2014:
Net revenues from external customers	$102,506	$37,736	$140,242
Intersegment revenues	—	7,244	7,244
Operating income	32,411	11,377	43,788
Segment assets at period end *	2,083,715	88,198	2,171,913
* Including unconsolidated investments	1,339	—	1,339
Three Months Ended September 30, 2013:
Net revenues from external customers	$88,994	$41,755	$130,749
Intersegment revenues	—	4,329	4,329
Operating income	20,732	9,065	29,797
Segment assets at period end *	2,048,021	120,314	2,168,335
* Including unconsolidated investments	5,419	—	5,419

Nine Months Ended September 30, 2014:
Net revenues from external customers	$289,015	$121,266	$410,281
Intersegment revenues	—	43,580	43,580
Operating income	72,850	35,839	108,689
Segment assets at period end *	2,083,715	88,198	2,171,913
* Including unconsolidated investments	1,339	—	1,339
Nine Months Ended September 30, 2013:
Net revenues from external customers	$245,005	$157,329	$402,334
Intersegment revenues	—	29,731	29,731
Operating income	42,057	33,286	75,343
Segment assets at period end *	2,048,021	120,314	2,168,335
* Including unconsolidated investments	5,419	—	5,419

          Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(Dollars in thousands)		(Dollars in thousands)
Operating income	$43,788	$29,797	$108,689	$75,343
Interest income	35	742	236	870
Interest expense, net	(22,494)	(18,459)	(65,084)	(51,826)
Foreign currency translation and transaction gains (losses)	(2,946)	1,258	(3,639)	3,844
Income attributable to sale of tax benefits	5,487	5,027	18,334	14,342
Gain from sale of property, plant and equipment	—	—	7,628	—
Other non-operating income, net	243	137	649	1,583
Total income, before income taxes, discontinued operations and equity in income (losses) of investees	$24,113	$18,502	$66,813	$44,156

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

In January 2014, the Company learned that two former employees alleged in a “qui tam” complaint filed in the United States District Court for the Southern District of California that the Company submitted fraudulent applications and certifications to obtain grants. The United States Department of Justice has declined to intervene. The former employees have proceeded on their own and served the Company with their initial complaint in April 2014, and then filed an amended complaint in May 2014. The Company is investigating, and is defending against the amended complaint. This includes that, pursuant to the Company’s motion to move the venue of the proceeding, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada. In addition, the Company has filed a motion to dismiss the amended complaint, in response to which the complainants have filed responses, and the United States has filed a statement of interest regarding the Company's claim that the False Claims Act’s “Tax Bar” excludes such Act’s application to the Company, and urged the court to reject the Company's argument, while continuing to take no position as to the overall sufficiency of the complainants' complaint. The motion to dismiss is pending before the Nevada United States District Court. The Company continues to believe that the allegations of the lawsuit have no merit, and it will continue to defend itself vigorously.

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

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2014 and 2013 was 26.7% and 28.1%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 26.5% and 34.0%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three and nine months ended September 30, 2014 primarily due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of net operating loss (“NOL”) carryforwards and unutilized tax credits (see below); (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended September 30, 2014 and 2013, was $895,000 and $495,000, respectively, and for the nine months ended September 30, 2014 and 2013, was $2,921,000 and $1,890,000.

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

Realization of the deferred tax assets is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies were considered in determining the amount of valuation allowance. A full valuation allowance was recorded against the U.S. deferred tax assets as of December 31, 2013 and September 30, 2014, as at these points in time it was more likely than not that the deferred tax assets will not be realized. If sufficient evidence of the Company’s ability to generate taxable income is established in the future, the Company may be required to reduce this valuation allowance, resulting in income tax benefits in its condensed consolidated statement of operations and comprehensive income (loss).

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
	2014	2013

	(Dollars in thousands)
Balance at beginning of period	$4,950	$7,280
Additions based on tax positions taken in prior years	93	901
Additions based on tax positions taken in current year	563	697
Balance at end of period	$5,606	$8,878

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

The summarized financial information related to the discontinued operations is as follows:

Nine Months Ended September 30,
2013

(Dollars in thousands)
Revenues - electricity	$4,866
Cost of revenues - electricity	(2,869)
Gross margin	1,997
Operating expenses:
Selling and marketing expenses:	(192)
General and administrative expenses:	(140)
Operating income:	1,665
Income from discontinued operations before income taxes	5,311
Income tax provision	(614)
Total income from discontinued operations	$4,697

The net assets of the MPC as of May 30, 2013 were as follows:

(Dollars in thousands)

Cash and cash equivalents	$52
Accounts receivable	2,274
Prepaid expenses and other	167
Property, plant and equipment	3,935
Accounts payable and accrued expenses	(493)
Deferred income taxes	(442)
Accrued severance pay	(313)
Other liabilities	(590)
Net assets	$4,590

NOTE 14 — SUBSEQUENT EVENTS

Cash dividend

On November 5, 2014, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.3 million ($0.05 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 20, 2014, payable on December 4, 2014.

Potential restructuring with parent company

On October 29, 2014, following a report to that effect issued to the Tel Aviv Stock Exchange and the Israeli Security Authority by its parent entity, Ormat Industries, Ltd. (“OIL”), the Company announced that the two companies are considering a possible group corporate reorganization. Pursuant to the proposed transaction, the Company would acquire OIL by issuing shares of common stock in the Company to OIL's shareholders in exchange for all of the OIL shareholders' shares in OIL, based upon an exchange ratio to be agreed upon between the parties. If approved and consummated, the transaction would eliminate OIL’s majority ownership interest in, and control of, Ormat Technologies, and OIL would become an indirect wholly owned subsidiary of Ormat Technologies.

The Company has established a special committee of independent directors with full authority to consider the proposed transaction, including to negotiate the exchange ratio and make a recommendation to the Board of Directors, or to reject the proposed transaction. The special committee has retained independent legal and financial advisors to assist the committee in considering the proposed transaction.

There can be no assurance at this stage whether the proposed transaction will be approved and consummated and, if consummated, what the terms (including the exchange ratio) thereof would be. Any potential transaction is subject to the negotiation and execution of definitive agreements, as well as to customary conditions and approvals, including (without limitation) regulatory approvals, an affirmative recommendation of the special committee of the Board of Directors, an approval of the full Board of Directors, and the approval of the shareholders of each of the Company and OIL.

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

●	construction or other project delays or cancellations;

●	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

●	the enforceability of the long-term PPAs for our power plants;

●	contract counterparty risk;

●	weather and other natural phenomena including earthquakes, volcanic eruption, drought and other nature disasters;

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

For the nine months ended September 30, 2014, our total revenues increased by 2.0% (from $402.3 million to $410.3 million) over the corresponding period in 2013.

For the nine months ended September 30, 2014, Electricity Segment revenues were $289.0 million, compared to $245.0 million for the nine months ended September 30, 2013, an increase of 18.0%, while Product Segment revenues for the nine months ended September 30, 2014 were $121.3 million, compared to $157.3 million during the nine months ended September 30, 2013, a decrease of 22.9%.

During the nine months ended September 30, 2014 and 2013, our consolidated power plants generated 3,269,048 megawatt hours (MWh) and 3,092,482 MWh, respectively, an increase of 5.7% with the majority of such increase due to new power plants that came online in the past year.

For the nine months ended September 30, 2014, our Electricity Segment represented approximately 70.4% of our total revenues, while our Product Segment represented approximately 29.6% of our total revenues. For the nine months ended September 30, 2013, our Electricity Segment represented approximately 60.9% of our total revenues, while our Product Segment represented approximately 39.1% of our total revenues.

For the nine months ended September 30, 2014, approximately 66.3% of our Electricity Segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

The energy rates under the SO#4 PPAs in California for each of the Ormesa complex, the Heber 1 and Heber 2 power plants in the Heber complex and the G2 power plant in the Mammoth complex, change primarily based on fluctuations in natural gas prices; and

●	The prices paid for the electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil.

We have reduced our exposure to fluctuations in the price of oil until December 31, 2014 and in the price of natural gas until March 31, 2015, by entering into derivatives transactions. In the three and nine months ended September 30, 2014, we recorded a gain of $4.0 million and $1.3 million, respectively, in Electricity Segment revenues related to these transactions.

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

Revenues attributable to our Product Segment are based on the sale of equipment, engineering, procurement and construction (EPC) contracts and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

The most significant developments in our company and business since January 1, 2014 are described below:

●

On November 3, 2014, we, through our majority owned subsidiary (the Project Company), signed a 25-year PPA with Kenya Power and Lightning Co. Ltd. (KPLC) and a project implementation and steam supply agreement (PISSA) with Geothermal Development Company (GDC) for the 35MW Menengai geothermal project in Kenya. Under the PISSA agreement, the Project Company will finance, design, construct, install, operate and maintain the Menengai steam plant on a build-own-operate (BOO) basis for 25 years. GDC, which is wholly owned by the Government of Kenya, will develop the geothermal resource, supply the steam for conversion to electricity and maintain the geothermal field through the term of the agreement. The Project Company expects to start construction upon financial closing.

●

On November 3, 2014, we, through our wholly owned subsidiary, signed a $22.3 million engineering, procurement and construction (EPC) agreement with the Utah Associated Municipal Power System (UAMPS). We will install an air-cooled Ormat Energy Converter (OEC) at the Kern River Transmission Company’s Veyo natural gas compressor station in Southern Utah. The recovered energy generation (REG) project will generate power using heat that would have otherwise gone waste.

●

On September 30, 2014, we repaid in full the outstanding amount of approximately $30.0 million loan with EIG Global Project Fund II, Ltd. (formerly TCW). The $42.0 million loan was signed in 2009 to refinance Ormat's investment in the 20 MW Amatitlan geothermal power plant located in Guatemala, of which $12.0 million was previously paid per the loan agreement. The loan was scheduled to mature on June 15, 2016 and carried an interest rate of 9.83%. This repayment resulted in a one-time charge to interest expense of approximately $1.1 million. We are negotiating a new financing agreement that we believe will contain improved terms.

●

On August 29, 2014, we announced the signing of a $140.0 million loan under the OFC 2 senior secured notes to finance the construction of the McGinness Hills Phase 2 project in Nevada. This drawdown is the last tranche under the Note Purchase Agreement with John Hancock Life Insurance Company (USA) and guaranteed by the U.S. Department of Energy’s Loan Programs Office in accordance with and subject to the Department’s Loan Guarantee Program under Section 1705 of Title XVII of the Energy Policy Act of 2005. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated “BBB” by Standard & Poor’s. The plant is expected to come on line in the first quarter of 2015, bringing the complex’s total capacity to approximately 70 MW. We have a contract with NV Energy to sell energy produced at McGinness Hills through December 2032.

●

On August 5, 2014, we signed a definitive Purchase and Sale Agreement with Alternative Earth Resources Inc. (AER), pursuant to which we paid $1.5 million in cash and (i) purchased AER's (a) 50% interest in Crump Geyser and (b) North Valley geothermal project assets and (ii) obtained an option, exercisable over a four-year period, to purchase certain of AER's New Truckhaven geothermal.

●

On July 1, 2014, Mr. Isaac Angel assumed the CEO position. He succeeded Mrs. Yehudit (Dita) Bronicki, who announced her retirement in November 2013. Mrs. Bronicki continues to serve as a Director of Ormat in a non-executive capacity. In addition Mr. Gillon Beck stepped down from his position of Chairman of the Board of Directors of the Company effective June 30, 2014 and Mr. Yoram Bronicki assumed the position of Chairman. Mr. Beck continues to serve as a director of the Company. Upon assuming the position of the Chairman of the Board, Mr. Yoram Bronicki relinquished his position as President and Chief Operating Officer of the Company.

●

On May 23, 2014, we announced the closing of the $1.17 billion financing agreements entered into by the Sarulla consortium for the 330-megawatt (MW) project in North Sumatra in Indonesia. The Japan Bank for International Cooperation (JBIC), the Asian Development Bank and six commercial banks provided the Sarulla project construction and term loans under a limited recourse financing package backed by political risk guarantees from JBIC. The consortium expects the first phase of operations to commence in 2016. The remaining two phases of operations are scheduled to commence within 18 months thereafter. We will supply our Ormat Energy Converters to the power plants and we added the $254.0 million supply contract to our Product Segment backlog. According to the current project plan, we started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenues over the course of the next three to four years.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties:

•

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities as they arise in our recovered energy business, in the Solar PV sector and in other forms of clean energy.

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

•

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In 2011, the first phase of the Environmental Protection Agency (EPA) “Tailoring Rule” took effect. The Tailoring Rule sets thresholds addressing the applicability of the permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to certain major sources of GHG emissions. On June 23, 2014, the United States Supreme Court issued its decision in Utility Air Regulatory Group v. Environmental Protection Agency et al., No. 12-1146, in part addressing the Tailoring Rule. As a result of this decision, the EPA can no longer require stationary sources of greenhouse gas emissions to comply with requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs solely because of emissions of greenhouse gases. Since the court also held that the EPA lacked the authority to interpret the Clean Air Act and issue the Tailoring Rule, the EPA must formally adopt thresholds triggering application of the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to stationary sources of greenhouse gas emissions that are subject to these programs in any event because of emissions of conventional pollutants. Different states have begun examining the effect of this decision to their applicable air emissions regulations. In addition to future establishment of these thresholds, federal legislation or additional federal regulations addressing climate change may be enacted.

•

In June 2013 President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. EPA released proposed rules for new fossil fuel-fired power plants in September 2013 and from existing fossil fuel-fired power plants in June 2014. In the Clean Power Plan proposal states identify a path forward using either current or new electricity production and pollution control policies to meet the goals of the proposed program including cutting carbon emission from the power sector by 30% below 2005 levels nationwide by 2030. In addition, several states and regions are already addressing legislation to reduce GHG emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of GHG emissions and aims to reduce GHG emissions to 1990 levels by 2020. On October 20, 2011 the CARB adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. In addition to California, twenty U.S. states have set GHG emissions reduction targets and two states have reduction goals. Regional initiatives, such as the Western Climate Initiative (which includes California and four Canadian provinces) and the Midwest GHG Reduction Accord (which includes six U.S. states and one Canadian province), are also being developed to reduce GHG emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted RPS, renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020 and instituted a tradable REC program. SBX1-2 was expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SBX1-2 and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and selling electricity from our projects.

In June 2013, the Nevada state legislature passed three bills that were signed by Nevada’s Governor and are expected to support renewable energy development in the state. Senate bill (SB) No. 123 calls for the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 350 MW of electric generating capacity from renewable energy facilities. Senate bill 252 revises provisions relating to the renewable portfolio standard by removing energy efficiency, solar multipliers, and station usage from generating portfolio energy credits. Finally, Assembly Bill (AB) No.239 Revised Statutes 701A.340 defines geothermal energy as renewable energy for purposes of tax abatements and makes geothermal projects eligible for partial sales and property tax abatements, with property tax abatements for a period of twenty years and local sales and use tax abatements for three years. In September 26, 2014 Governor Brown signed into a law Assembly Bill No. 2363 (AB-2363), which requires the California Public Utilities Commission to adopt, by rulemaking, by December 31, 2015, a methodology for determining the costs of integrating eligible renewable energy resources

•

Outside of the United States, in November 2012, the U.S., Brunei, and Indonesia formed the Asia-Pacific comprehensive partnership and President Obama announced the allocation of $6.0 billion for green energy development in Asia. Also, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7.0 billion in Sub-Saharan Africa over the following five years, with the aim of doubling access to power. The Sub-Sahara Africa includes three countries (Ethiopia, Kenya and Tanzania) that have large geothermal potential as well as operating geothermal power plants. We accelerated our efforts to expand business development activities in those areas by, among other things, participating in new applicable bids. In addition, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

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

•

The 38 MW Puna complex has three PPAs, of which the 25 MW PPA has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our economic exposure to oil price we signed a fixed rate PPAs for the rest of the complex and we are currently negotiating a fixed price for the 25 MW PPA as well. In the meantime, we have entered into derivatives contracts to reduce our exposure to fluctuations in the energy rate caused by fluctuations in oil prices through December 31, 2014. Our use of derivative instruments for this purpose has increased, and likely will continue to be used to manage our economic exposure.

•

Our Puna Complex is located in Puna District in the Big Island, Hawaii, which is the general area that has been impacted by the eruption of K”lauea active volcano in June 27, 2014 and the resulting lava flow and continuing volcanic activity since then. Our power plants at the Puna Complex were not themselves directly affected by the volcanic eruption and the resulting lava flow. However, the uncertainties regarding the potential impact of the lava flow on the transmission lines owned and maintained by HELCO (our power purchaser) necessitated contingency planning and cooperation with HELCO in anticipation of a possible loss of transmission capacity. As of the date of this Quarterly Report on Form 10-Q, HELCO has implemented several measures to protect the two transmission lines over which power generated by the Puna complex is transmitted to the grid from the extreme heat generated by the lava flow passing through and around the transmission poles, our power plant was not effected from the Lava flow and the transmission lines are operating at regular capacity. It is impossible to predict whether the lava flow or other new or recurring volcanic activity may subsequently adversely impact the operation of our Puna complex and the operational integrity of the transmission poles and the transmission lines. Our Puna complex revenues comprise capacity payments and energy payments from HELCO. In the event of declared Force Majeure, HELCO is required to continue to make capacity payments but is not required to make energy payments to the extent the force majeure event precludes us from delivering, or HELCO from taking, the energy. Loss of energy payments under our Puna PPAs would have an adverse effect on our financial performance. Revenues generated by Puna comprised 9.2% of our total revenues in 2013.

•

We had PPAs for the Ormesa Mammoth and Heber complexes for a total of 161 MW that were fixed until May 1, 2012. Thereafter, the energy price component under these PPAs changed from a fixed rate to a variable rate based on SRAC pricing that is impacted by fluctuations in natural gas prices. In 2013, we signed new fixed rate PPAs that reduced our current exposure to SRAC by 18 MW and by additional 44 MW in 2016. We have entered into derivative transactions at a fixed price of $4.07 per MMbtu for the year 2014 to reduce further our exposure to fluctuations in natural gas prices through December 31, 2014 and $4.95 per MMbtu for the period from January 1, 2015 until March 31, 2015. Our use of derivative instruments for this purpose has increased, and likely will continue to be used to manage our economic exposure.

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

•

Our foreign operations are subject to significant political, hostility, economic and financial risks, which vary by country. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate as further described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2013. Although we maintain among other things political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

•

The Sarulla 330 MW project was released for construction and we started to recognize our first product segment revenues in the quarter ended September 30, 2014, under the supply contract we signed with the EPC contractor. Going forward we expect to derive significant revenues from the supply contract. Additional income is expected from our 12.75% equity investment in the Sarulla consortium. The Sarulla project's future operations may be impacted by various factors which we do not control given our minority position in the consortium, as well as other factors discussed under the heading "risk factors" in our annual report on form 10-K for the year ended 2013.

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

Revenues attributable to our Electricity Segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 66.3% of our Electricity revenues for the nine months ended September 30, 2014 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate. In 2013 and 2014, we entered into derivative transactions in an attempt to reduce our exposure to fluctuations in the prices of oil from Puna’s PPAs until December 31, 2014 and natural gas from the California SO#4 PPAs until March 31, 2015.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues (in thousands)				% of Revenues for Period Indicated

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Electricity	$102,506	$88,994	$289,015	$245,005	73.1%	68.1%	70.4%	60.9%
Product	37,736	41,755	121,266	157,329	26.9	31.9	29.6	39.1
Total	$140,242	$130,749	$410,281	$402,334	100.0%	100.0%	100.0%	100.0%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues (in thousands)				% of Revenues for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Electricity Segment:
United States	$72,907	$66,073	$202,860	$184,777	71.1%	74.2%	70.2%	75.4%
Foreign	29,599	22,921	86,155	60,228	28.9	25.8	29.8	24.6
Total	$102,506	$88,994	$289,015	$245,005	100.0%	100.0%	100.0%	100.0%

Product Segment:
United States	$28,797	$13,832	$69,065	$43,696	76.3%	33.1%	57.0%	27.8%
Foreign	8,939	27,923	52,201	113,633	23.7	66.9	43.0	72.2
Total	$37,736	$41,755	$121,266	$157,329	100.0%	100.0%	100.0%	100.0%

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

 Breakdown of Cost of Revenues

 Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.3% and 4.1% of Electricity Segment revenues for the nine months ended September 30, 2014 and 2013, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents, as of September 30, 2014 decreased to $42.5 million from $57.4 million as of December 31, 2013. This decrease was principally due to: (i) our use of $122.6 million during the nine months ended September 30, 2014 to fund capital expenditures; (ii) a net change in restricted cash and cash equivalents of $76.4 million; (iii) $12.9 million of cash used during the nine months ended September 30, 2014 to repurchase Ormat Funding LLC (OFC) Senior Secured Notes; (iv) net repayment of $83.9 million used under our revolving credit lines with commercial banks; (v) repayment of $80.2 million of long-term debt during the nine months ended September 30, 2014; (vi) $9.2 million of cash paid to noncontrolling interest; and (vii) $7.3 million cash dividend paid during the first three quarters of 2014. This decrease was partially offset by: (i) an additional $140.0 million of proceeds from the sale of Series C Senior Secured Notes in August 2014 by OFC 2 to finance a portion of the construction costs of Phase 2 of the McGinness Hills facility; (ii) $178.8 million derived from operating activities during the nine months ended September 30, 2014; (iii) cash grant of $27.4 million received from the U.S. Treasury under Section 1603 of the ARRA in the nine months ended September 30, 2014 relating to our Don A. Campbell geothermal power plant and our G1 refurbishment power plant at Mammoth Complex; and (iv) $35.3 million cash received during the nine months ended September 30, 2014 from the sale of the Heber Solar plant. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2014 was $625.8 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $396.6 million (including $360.6 million of letters of credit) as of September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)		(In thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$102,506	$88,994	$289,015	$245,005
Product	37,736	41,755	121,266	157,329
	140,242	130,749	410,281	402,334
Cost of revenues:
Electricity	61,727	61,356	186,083	175,085
Product	23,040	29,637	75,307	110,335
	84,767	90,993	261,390	285,420
Gross margin:
Electricity	40,779	27,638	102,932	69,920
Product	14,696	12,118	45,959	46,994
	55,475	39,756	148,891	116,914
Operating expenses:
Research and development expenses	250	838	395	3,446
Selling and marketing expenses	4,258	2,575	10,853	17,861
General and administrative expenses	7,179	6,546	20,847	20,264
Write-off of unsuccessful exploration activities	—	—	8,107	—
Operating income	43,788	29,797	108,689	75,343
Other income (expense):
Interest income	35	742	236	870
Interest expense, net	(22,494)	(18,459)	(65,084)	(51,826)
Foreign currency translation and transaction gains (losses)	(2,946)	1,258	(3,639)	3,844
Income attributable to sale of tax benefits	5,487	5,027	18,334	14,342
Gain from sale of property, plant and equipment	—	—	7,628	—
Other non-operating income, net	243	137	649	1,583
Income before income taxes and equity in income (losses) of investees	24,113	18,502	66,813	44,156
Income tax provision	(6,444)	(5,201)	(17,731)	(15,028)
Equity in losses of investees	(899)	(158)	(1,210)	(149)
Income from continuing operations	16,770	13,143	47,872	28,979
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $0, $0 and $3,646, respectively)	—	—	—	5,311
Income tax provision	—	—	—	(614)
Total income from discontinued operations	—	—	—	4,697

Net income	16,770	13,143	47,872	33,676
Net income attributable to noncontrolling interest	(256)	(193)	(670)	(600)
Net income attributable to the Company's stockholders	$16,514	$12,950	$47,202	$33,076
Earnings per share attributable to the Company's stockholders
Basic:	$0.37	$0.29	$1.04	$0.62
Discontinued operations	—	—	—	0.10
Net income	$0.37	$0.29	$1.04	$0.72

Diluted:	$0.36	$0.28	$1.03	$0.62
Discontinued operations	—	—	—	0.10
Net income	$0.36	$0.28	$1.03	$0.72

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,690	45,438	45,594	45,433
Diluted	46,102	45,494	45,917	45,454

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statements of Operations Percentage Data:
Revenues:
Electricity	73.1%	68.1%	70.4%	60.9%
Product	26.9	31.9	29.6	39.1
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	60.2	68.9	64.4	71.5
Product	61.1	71.0	62.1	70.1
	60.4	69.6	63.7	70.9
Gross margin:
Electricity	39.8	31.1	35.6	28.5
Product	38.9	29.0	37.9	29.9
	39.6	30.4	36.3	29.1
Operating expenses:
Research and development expenses	0.2	0.6	0.1	0.9
Selling and marketing expenses	3.0	2.0	2.6	4.4
General and administrative expenses	5.1	5.0	5.1	5.0
Write-off of unsuccessful exploration activities	0.0	0.0	2.0	0.0
Operating income	31.2	22.8	26.5	18.7
Other income (expense):
Interest income	0.0	0.6	0.1	0.2
Interest expense, net	(16.0)	(14.1)	(15.9)	(12.9)
Foreign currency translation and transaction gains (losses)	(2.1)	1.0	(0.9)	1.0
Income attributable to sale of tax benefits	3.9	3.8	4.5	3.6
Gain from sale of property, plant and equipment	0.0	0.0	1.9	0.0
Other non-operating income, net	0.2	0.1	0.2	0.4
Income, before income taxes and equity in income (losses) of investees	17.2	14.2	16.4	11.0
Income tax provision	(4.6)	(4.0)	(4.3)	(3.7)
Equity in income (losses) of investees	(0.6)	(0.1)	(0.3)	0.0
Income from continuing operations	12.0	10.1	11.8	7.2
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $0, $0 and $3,646, respectively)	0.0	0.0	0.0	1.3
Income tax provision	0.0	0.0	0.0	(0.2)
Total income from discontinued operations	0.0	0.0	0.0	1.2

Net income	12.0	10.1	11.8	8.4
Net income attributable to noncontrolling interest	(0.2)	(0.1)	(0.2)	(0.1)
Net income attributable to the Company's stockholders	11.8%	9.9%	11.6%	8.2%

Comparison of the Three Months Ended September 30, 2014 and the Three Months Ended September 30, 2013

Total Revenues

Total revenues for the three months ended September 30, 2014 were $140.2 million, compared to $130.7 million for the three months ended September 30, 2013, which represented a 7.3% increase. This increase was attributable to our Electricity Segment, in which revenues increased by 15.2% over the corresponding period in 2013. This increase was partially offset due to a 9.6% decrease in our Product Segment revenues over the corresponding period in 2013.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended September 30, 2014 were $102.5 million, compared to $89.0 million for the three months ended September 30, 2013, which represented a 15.2% increase in such revenues. This increase was primarily due to our Plant 3 at the Olkaria III complex in Kenya and our Don A. Campbell power plant in Nevada, which commenced commercial operations in January 2014 and December 2013, respectively. In addition, we recorded a net gain on derivative contracts on oil and natural gas prices of $4.0 million in the third quarter of 2014 compared to net loss of $0.3 million in the corresponding period in 2013.

Power generation in our power plants increased by 5.3% from 985,531 MWh in the three months ended September 30, 2013 to 1,037,272 MWh in the three months ended September 30, 2014 mainly due to the commencement of commercial operations of Plant 3 in the Olkaria III complex and the Don A. Campbell power plant. This increase was offset mainly due to lower load in the pipelines providing the heat to our REG power plants.

Product Segment

Revenues attributable to our Product Segment for the three months ended September 30, 2014 were $37.7 million, compared to $41.8 million for the three months ended September 30, 2013, which represented a 9.6% decrease. This decrease in our Product Segment revenues was primarily due to timing of revenue recognition and different product mix.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2014 was $84.8 million, compared to $91.0 million for the three months ended September 30, 2013, which represented a 6.8% decrease. This decrease was primarily due to the decrease in cost of revenues from our Product Segment. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2014 was 60.4%, compared to 69.6% for the three months ended September 30, 2013.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2014 was $61.7 million, compared to $61.4 million for the three months ended September 30, 2013. As a percentage of total electricity revenues, our total cost of revenues attributable to our Electricity Segment for the three months ended September 30, 2014 was 60.2%, compared to 68.9% for the three months ended September 30, 2013. This decrease was mainly due to new power plants that came on line with lower operating expenses due to higher efficiency.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended September 30, 2014 was $23.0 million, compared to $29.6 million for the three months ended September 30, 2013, which represented a 22.3% decrease. This decrease was primarily due to the decrease in Product Segment revenues, as discussed above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to this segment for the three months ended September 30, 2014 was 61.1%, compared to 71.0% for the three months ended September 30, 2013. The decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods.

Research and Development Expenses

Research and development expenses excluding grants from the U.S. Department of Energy were $0.3 million for the three months ended September 30, 2014, compared to $1.0 million for the three months ended September 30, 2013. Research and development expenses are net of grants from the U.S. Department of Energy in the amount of $0 and $0.2 million for the three months ended September 30, 2014 and 2013, respectively, related to the Enhanced Geothermal System project. Research and development expenses for the three months ended September 30, 2014 were $0.3 million, compared to $0.8 million for the three months ended September 30, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2014 were $4.3 million, compared to $2.6 million for the three months ended September 30, 2013. The increase was primarily due to higher sales commissions related to our Product Segment due to different commissions mix. Selling and marketing expenses for the three months ended September 30, 2014 constituted 3.0% of total revenues, compared to 2.0% for the three months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2014 were $7.2 million, compared to $6.5 million for the three months ended September 30, 2013. General and administrative expenses for the three months ended September 30, 2014 constituted 5.1% of total revenues, compared to 5.0% for the three months ended September 30, 2013.

Operating Income

Operating income for the three months ended September 30, 2014 was $43.8 million, compared to $29.8 million for the three months ended September 30, 2013. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments as discussed above. Operating income attributable to our Electricity Segment for the three months ended September 30, 2014 was $32.4 million, compared to $20.7 million for the three months ended September 30, 2013. Operating income attributable to our Product Segment for the three months ended September 30, 2014 was $11.4 million, compared to $9.1 million for the three months ended September 30, 2013.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2014 was $22.5 million, compared to $18.5 million for the three months ended September 30, 2013. This increase was primarily due to: (i) a $1.1 million prepayment premium and write-off of financing expenses; (ii) an increase in interest expense related to two drawdowns (one for $140.0 million completed on August 29, 2014 under the long term OFC 2 Senior Secured Notes to finance McGinness Hills phase 2 and $45.0 million completed in November 2014 under new long term loan with OPIC), which replaced revolving lines of credit with lower interest rate; and (iii) a $1.0 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction losses for the three months ended September 30, 2014 were $2.9 million, compared to gains of $1.3 million for the three months ended September 30, 2013. The loss was primarily due to foreign currency forward contracts that we entered into to hedge our exposure to the NIS during the three months ended September 30, 2014, which were not accounted for as hedge transactions, due to recent strengthening of the US dollar.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction”, each below) for the three months ended September 30, 2014 was $5.5 million, compared to $5.0 million for the three months ended September 30, 2013. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $1.7 million and $3.9 million, respectively, in the three months ended September 30, 2014, compared to $1.1 million and $3.9 million, respectively, in the three months ended September 30, 2013.

Income Taxes

Income tax provision for the three months ended September 30, 2014 was $6.4 million, compared to $5.2 million for the three months ended September 30, 2013. Our effective tax rate for the three months ended September 30, 2014 and 2013 was 26.7% and 28.1%, respectively. The effective tax rate differs from the statutory rate of 35% for the three months ended September 30, 2014, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Equity in losses of investee

Equity in losses of investee for the September 30, 2014 was $0.9 million, compared to $0.2 million for the September 30, 2013. Equity in losses of investee derived from our 12.75% ownership in the Sarulla project.

Net Income

Net income for the three months ended September 30, 2014 was $16.8 million, compared to $13.1 million for the three months ended September 30, 2013, which represents a 27.6% increase. The increase in net income of $3.7 million was principally attributable to a $14.0 million increase in operating income partially offset due to (i) a $4.0 million increase in interest expense, net, and (ii) a $4.2 million decrease in foreign currency translation and transaction gains; and (iii) a $1.2 million increase in income tax provision.

Comparison of the Nine Months Ended September 30, 2014 and the Nine Months Ended September 30, 2013

Total Revenues

Total revenues for the nine months ended September 30, 2014 were $410.3 million, compared to $402.3 million for the nine months ended September 30, 2013, which represented a 2.0% increase. This increase was attributable to our Electricity Segment, in which revenues increased by 18.0% over the corresponding period in 2013. This increase was offset due to a 22.9% decrease in our Product Segment over the corresponding period in 2013.

Electricity Segment

Revenues attributable to our Electricity Segment for the nine months ended September 30, 2014 were $289.0 million, compared to $245.0 million for the nine months ended September 30, 2013, which represented an 18.0% increase. This increase was primarily due to: (i) the commencement of operations of our Plant 2 and 3 at the Olkaria III complex in Kenya, which commenced commercial operations in May 2013 and January 2014, respectively, and our Don A. Campbell power plant in Nevada, which commenced commercial operations in December 2013; (ii) higher energy rates under the SO#4 contracts; and (iii) net gain on derivative contracts on oil and natural gas prices of $1.3 million in the nine months ended September 30, 2014, compared to net loss of $1.5 million in the corresponding period in 2013.

Power generation in our power plants increased by 5.7% from 3,092,482 MWh in the nine months ended September 30, 2013 to 3,281,785 MWh in the nine months ended September 30, 2014 mainly due to the commercial operations of Plant 2 and 3 in the Olkaria III complex and the Don A. Campbell power plant.

Product Segment

Revenues attributable to our Product Segment for the nine months ended September 30, 2014 were $121.3 million, compared to $157.3 million for the nine months ended September 30, 2013, which represented a 22.9% decrease. This decrease in our Product Segment revenues was primarily due to timing of revenue recognition and different product mix.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2014 was $261.4 million, compared to $285.4 million for the nine months ended September 30, 2013, which represented an 8.4% decrease. This decrease was primarily due to the decrease in cost of revenues from our Product Segment. The decrease was partially offset due to an increase in cost of revenues from our Electricity Segment. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2014 was 63.7%, compared to 70.9% for the nine months ended September 30, 2013. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues, in both our Electricity and Product Segments, as further explained below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2014 was $186.1 million, compared to $175.1 million for the nine months ended September 30, 2013, which represented a 6.3% increase. This increase was primarily due to additional cost of revenues from the new power plants that commenced commercial operation in 2013 and 2014, as discussed above. As a percentage of total Electricity Segment revenues, the total cost of revenues attributable to our Electricity Segment for the nine months ended September 30, 2014 was 64.4%, compared to 71.5% for the nine months ended September 30, 2013. This decrease was mainly due to new power plants that came on line with lower operating expenses due to higher efficiency.

Product Segment

Total cost of revenues attributable to our Product Segment for the nine months ended September 30, 2014 was $75.3 million, compared to $110.3 million for the nine months ended September 30, 2013, which represented a 31.7% decrease. This decrease was primarily due to the decrease in Product Segment revenues as discussed above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to the Product Segment for the nine months ended September 30, 2014 was 62.1%, compared to 70.1% for the nine months ended September 30, 2013. The decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods.

Research and Development Expenses

Research and development expenses excluding grants from the U.S. Department of Energy were $0.9 million for the nine months ended September 30, 2014, compared to $4.7 million for the nine months ended September 30, 2013. Research and development expenses are net of grants from the U.S. Department of Energy in the amount of $0.5 million and $1.3 million for the nine months ended September 30, 2014 and 2013, respectively, related to the Enhanced Geothermal Systems project. Research and development expenses for the nine months ended September 30, 2014 were $0.4 million, compared to $3.4 million for the nine months ended September 30, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2014 were $10.9 million, compared to $17.9 million for the nine months ended September 30, 2013. The decrease was primarily due to a one-time early termination fee in the amount of $9.0 million we paid to SCE in the first quarter of 2013 to terminate PPAs for the G1 and G3 power plants in the Mammoth complex. Excluding the one-time termination fee, selling and marketing expenses for the nine months ended September 30, 2014 constituted 2.6% of total revenues for such period, compared to 2.2% for the nine months ended September 30, 2013.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2014 and 2013 were $20.8 million, compared to $20.3 million for the nine months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 and 2013 constituted 5.1% of our total revenues for such period.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the nine months ended September 30, 2014 was $8.1 million. This represented the write-off of exploration costs related to our exploration activities in the Wister site in California, which we determined in the second quarter of 2014 would not support commercial operation. There were no write-offs of unsuccessful exploration activities for the nine months ended September 30, 2013.

Operating Income

Operating income for the nine months ended September 30, 2014 was $108.7 million, compared to $75.3 million for the nine months ended September 30, 2013, an increase of 44.3%. The increase in operating income was principally attributable to (i) the increase in our gross margin in our Electricity Segment and (ii) a one-time early termination fee of $9.0 million recorded in the first quarter of 2013, both as discussed above. This increase was partially offset due to a write-off of unsuccessful exploration activities, as discussed above. Operating income attributable to our Electricity Segment for the nine months ended September 30, 2014 was $72.8 million, compared to $42.1 million for the nine months ended September 30, 2013. Operating income attributable to our Product Segment for the nine months ended September 30, 2014 was $35.8 million, compared to $33.3 million for the nine months ended September 30, 2013.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2014 was $65.1 million, compared to $51.8 million for the nine months ended September 30, 2013, which represented a 25.6% increase. This increase was primarily due to: (i) a $1.7 million prepayment premium and write-off of financing expenses; (ii) the conversion in July 2013 of OPIC interest loans from floating interest rate to fixed interest rate; and (iii) a $4.5 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction losses for the nine months ended September 30, 2014 were $3.6 million, compared to gains of $3.8 million for the nine months ended September 30, 2013. The loss was primarily due to foreign currency forward contracts that we entered into to hedge our exposure to the NIS for the nine months ended September 30, 2014, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction”, each below) for the nine months ended September 30, 2014 was $18.3 million, compared to $14.3 million for the nine months ended September 30, 2013. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $4.9 million and $13.4 million, respectively, in the nine months ended September 30, 2014, compared to $4.0 million and $10.3 million, respectively, in the nine months ended September 30, 2013. This increase was primarily attributable to an additional payment we received in the three months ended March 31, 2014, in the amount of $2.2 million related to the ORTP transaction which represented 25% of the value of PTC’s generated by the portfolio over time, compared to the original forecast.

Gain from Sale of Property, Plant and Equipment

Gain from sale of property, plant and equipment for the nine months ended September 30, 2014 was $7.6 million. This gain relates to the sale of the Heber Solar project in Imperial County, California for $35.25 million in the first quarter of 2014. We received the first payment of $15.0 million in the first quarter of 2014, and the second payment for the remaining $20.25 million in the second quarter of 2014. We recognized the gain in the second quarter of 2014. There was no gain from sale of power plant in the nine months ended September 30, 2013.

Income Taxes

Income tax provision for the nine months ended September 30, 2014 was $17.7 million, compared to $15.0 million for the nine months ended September 30, 2013. Our effective tax rate for the nine months ended September 30, 2014 and 2013, was 26.5% and 34.0%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the nine months ended September 30, 2014, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Equity in losses of investee

Equity in losses of investee for the nine months ended September 30, 2014 was $1.2 million, compared to $0.1 million for the nine months ended September 30, 2013. Equity in losses of investee derived from our 12.75% ownership in the Sarulla project.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2014 was $47.9 million, compared to $29.0 million for the nine months ended September 30, 2013 an increase of 65.2%. The increase in income from continuing operations of $18.9 million was principally attributable to: (i) a $33.3 million increase in operating income; (ii) a $7.6 million gain on sale of property, plant and equipment; and (iii) $4.0 million increase in income attributable to sale of tax benefits all as discussed above. This increase was partially offset by: (i) a $13.3 million increase in interest expense; (ii) a $7.5 million decrease in foreign currency translation and transaction gains; and (iii) a $2.7 million increase in income tax provision.

Discontinued Operations

In May 2013, our wholly owned subsidiary sold its interest in MPC, the operator of the Momotombo geothermal power plant in Nicaragua, to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the nine months ended September 30, 2013. The operations of the MPC for the nine months ended September 30, 2013 have been included in discontinued operations. Discontinued operations for the nine months ended September 30, 2013 include revenues of $4.9 million from MPC.

Net Income

Net income for the nine months ended September 30, 2014 was $47.9 million, compared to $33.7 million for the nine months ended September 30, 2013, which represents an increase of $14.2 million. The increase in net income was principally attributable to the increase in income from continuing operations, as discussed above.

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

As of September 30, 2014, we had access to: (i) $42.5 million in cash and cash equivalents, of which $33.8 million is related to foreign jurisdictions and (ii) $229.1 million of unused corporate borrowing capacity under existing revolving lines of credit and lines for guarantees with different commercial banks.

Our estimated capital needs for the remainder of 2014 include approximately $55.0 million for capital expenditures required for new projects under development or construction, exploration activity, operating projects, and machinery and equipment purchases, as well as an additional $31.0 million for debt repayment.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June 30, 2014, the last measurement date of the covenants, The actual historical 12-month DSCR was 1.33 and the pro-forma 12-month DSCR was 1.26 (on a semi-annual basis and as of June 30, 2014). There were $72.5 million and $90.8 million of OFC Senior Secured Notes outstanding as of September 30, 2014 and December 31, 2013, respectively.

In January 2014, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $13.2 million. We recognized a gain of approximately $0.3 million in the nine months ended September 30, 2014. In February 2013, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and we recognized a gain of $0.8 million in the year ended December 31, 2013.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2014, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.26. There were $63.2 million and $66.2 million of OrCal Senior Secured Notes outstanding as of September 30, 2014 and December 31, 2013, respectively.

OFC 2 Senior Secured Notes — Limited Recourse during Construction and Non-Recourse Thereafter

In September 2011, OFC 2, one of our subsidiaries, and its wholly owned project subsidiaries (collectively, the OFC 2 Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock, as administrative agent, and the DOE, as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes due December 31, 2034. As of September 30, 2014 we have utilized $291.7 million and we do not expect further draws under this agreement.

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

On June 20, 2014, Phase I of the Tuscarora facility achieved project completion under the OFC 2 Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement, we recalibrated the original financing assumptions and as a result the loan amount was adjusted through a principal prepayment of $4.3 million.

On August 29, 2014, OFC 2 signed a $140.0 million loan under the OFC 2 senior secured notes to finance the construction of the McGinness Hills Phase project. This drawdown is the last tranche (Series C notes) under the Note Purchase Agreement with John Hancock Life Insurance Company (USA) and guaranteed by the U.S. Department of Energy's Loan Programs Office in accordance with and subject to the Department's Loan Guarantee Program under Section 1705 of Title XVII of the Energy Policy Act of 2005. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated "BBB" by Standard & Poor's.

In connection with the anticipated drawdown, on August 13, 2014, we entered into an on-the-run interest rate lock agreement with a financial institution with a termination date of August 15, 2014. This on-the-run interest rate lock agreement had a notional amount of $140.0 million and was designated by us to be a cash flow hedge. The objective of this cash flow hedge was to eliminate the variability in the changes in the 10-year U.S. Treasury rate as that is one of the components in the annual interest rate of the OFC 2 loan that was forecasted to be fixed on August 15, 2014. As such, we hedged the variability in total proceeds attributable to changes in the 10-year U.S. Treasury rate for the forecasted issuance of fixed rate OFC 2 loan. On August 18, 2014, the settlement date, we paid $1.5 million to the counterparty of the on-the-run interest rate lock agreement.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of September 30, 2014, the last measurement date of the covenants, the actual DSCR was 2.67 and the pro-forma 12-month DSCR was 2.20. There were $274.5 million and $144.4 million of OFC 2 Senior Secured Notes outstanding as of September 30, 2014 and December 31, 2013, respectively.

We provided a guarantee in connection with the issuance of the C Notes. One trigger event is the failure of any facility financed by the relevant series of OFC 2 Senior Secured Notes to reach completion and meet certain operational performance levels (the non-performance trigger) which gives rise to a prepayment obligation on the OFC 2 Senior Secured Notes. The other trigger event is a payment default on the OFC 2 Senior Secured Notes or the occurrence of certain fundamental defaults that result in the acceleration of the OFC 2 Senior Secured Notes, in each case that occurs prior to the date that the relevant facility financed by such OFC 2 Senior Secured Notes reaches completion and meets certain operational performance levels. A demand on our guarantee based on the non-performance trigger is limited to an amount equal to the prepayment amount on the OFC 2 Senior Secured Notes necessary to bring the OFC 2 Issuers into compliance with certain coverage ratios. A demand on our guarantee based on the other trigger event is not so limited.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $76.7 million and matures on December 15, 2030, and Tranche II, which has an outstanding balance of $166.80 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $43.7 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $35.5 million as of September 30, 2014, has been subordinated to the OPIC Loan.

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

There were $287.1 million and $299.9 million of the OPIC Loan outstanding as of September 30, 2014 and December 31, 2013, respectively.

Amatitlan Loan — Non-Recourse

In May 2009, Ortitlan, one of our subsidiaries, entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW geothermal power plant located in Amatitlan, Guatemala. The loan was provided by EIG Global Project Fund II, Ltd. (formerly TCW). On September 30, 2014, we repaid the loan in full. The outstanding amount at the time of repayment was approximately $30.0 million.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of September 30, 2014: (i) the actual 12-month debt to EBITDA ratio was 3.31; (ii) the 12-month DSCR was 2.56; and (iii) the distribution leverage ratio was 0.72. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of September 30, 2014, letters of credit in the aggregate amount of $42.7 million remain issued and outstanding under this credit agreement.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of September 30, 2014: (i) the actual 12-month debt to EBITDA ratio was 3.31; (ii) the 12-month DSCR was 2.56; and (iii) the distribution leverage ratio was 0.72. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of September 30, 2014, letters of credit in the aggregate amount of $21.3 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with five other commercial banks for an aggregate amount of $550.8 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $287.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $263.8 million. The credit agreements mature end of December 2014 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of September 30, 2014, loans in the total amount of $28.1 million were outstanding, and letters of credit with an aggregate stated amount of $302.5 million were issued and outstanding under these credit agreements. The $28.1 million in loans are for terms of three months or less and bear interest at a weighted average rate of 2.33%.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest at a rate of 6.50%. As of September 30, 2014, $3.9 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.00%. As of September 30, 2014, $10.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears interest at a rate of 5.75%. As of September 30, 2014, $10.0 million was outstanding under this loan.

We have a $50.0 million term loan with a commercial bank, which matures on November 10, 2014, is payable in ten semi-annual installments commencing May 10, 2010, and bears interest at 6-month LIBOR plus 3.25%. As of September 30, 2014, $5.0 million was outstanding under this loan.

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30, 2014 (i) total equity was $783.5 million and the actual equity to total assets ratio was 36.1%; and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 3.98. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of September 30, 2014, committed letters of credit in the aggregate amount of $362.0 million remained issued and outstanding, of which $360.6 million were issued under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt”. In addition, $1.4 million were issued under non-committed lines of credit.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.6 million as of September 30, 2014. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2012:

	Dividend Amount
Date Declared	per Share	Record Date	Payment Date
August 8, 2013	$0.04	August 19, 2013	August 29, 2013
November 6, 2013	$0.04	November 20, 2013	December 4, 2013
February 25, 2014	$0.06	March 13, 2014	March 27, 2014
May 8, 2014	$0.05	May 21, 2014	May 30, 2014
August 5, 2014	$0.05	August 19, 2014	August 28, 2014

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Net cash provided by operating activities	$178,770	$32,226
Net cash used in investing activities	(135,435)	(128,198)
Net cash provided by (used in) financing activities	(58,238)	64,779
Net change in cash and cash equivalents	(14,903)	(31,193)

For the Nine Months Ended September 30, 2014

Net cash provided by operating activities for the nine months ended September 30, 2014 was $178.8 million, compared to $32.2 million for the nine months ended September 30, 2013. The net increase of $146.6 million resulted primarily from: (i) a decrease in receivables of $21.6 million in the nine months ended September 30, 2014, compared to an increase of $23.2 million in the nine months ended September 30, 2013, as a result of timing of collection from our customers; (ii) an increase in billings in excess of costs and estimated earnings on uncompleted contracts, net of $43.8 million in our Product Segment in the nine months ended September 30, 2014, compared to a decrease of $39.3 million in the nine months ended September 30, 2013; and (iii) the increase in cash inflow from higher net income of $14.2 million, from a net income of $33.7 million for the nine months ended September 30, 2013 to $47.9 million for the nine months ended September 30, 2014 as described above.

Net cash used in investing activities for the nine months ended September 30, 2014 was $135.4 million, compared to $128.2 million for the nine months ended September 30, 2013. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2014 were (i) capital expenditures of $122.6 million, primarily for our facilities under construction; and (ii) a net increase of $76.4million in restricted cash and cash equivalents, due to timing of debt repayments, reduced by (i) cash grant of $27.4 million received from the U.S. Treasury under Section 1603 of the ARRA relating to our Don A. Campbell power plant and our G1 refurbishment power plant at the Mammoth Complex, and (ii) $35.3 million cash received due to the sale of Heber Solar The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2013 were (i) capital expenditures of $144.6 million, primarily for our facilities under construction, and (ii) a net increase of $7.7 million in restricted cash, cash equivalents and marketable securities, reduced by: (i) cash grant of $14.7 million received from the U.S. Treasury under Section 1603 of the ARRA in the third quarter of 2013 relating to our Brawley geothermal power plant; and (ii) $7.7 million cash received from the sale of our subsidiary.

Net cash used in financing activities for the nine months ended September 30, 2014 was $58.2 million, compared to $64.8 million provided by financing activities for the nine months ended September 30, 2013. The principal factors that affected the net cash used in financing activities during the nine months ended September 30, 2014 were: (i) net repayment of $83.9 million under our revolving credit lines with commercial banks (ii) the repayment of long-term debt in the amount of $80.2 million; (iii) $12.9 million of cash paid to repurchase our OFC Senior Secured Notes; (iv) $7.3 million cash dividend paid; and (v) $9.2 million of cash paid to noncontrolling interest The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2013 were: (i) $45.0 million of net proceeds from the disbursement from Tranche II of the OPIC Loan, as described above under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $31.4 million of net proceeds from the ORTP Transaction (see “ORTP Transaction” above); and (iii) a net increase of $49.7 million against our revolving lines of credit with commercial banks. This increase was partially offset due to: (i) $11.9 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $37.5 million; and (iii) $10.2 million of cash paid to the Class B membership units of OPC (see “OPC Transaction” above).

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

Adjusted EBITDA for the three months ended September 30, 2014 was $69.2 million, compared to $60.3 million for the three months ended September 30, 2013. Adjusted EBITDA for the nine months ended September 30, 2014 was $199.6 million, compared to $175.7 million for the nine months ended September 30, 2013.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three and nine-month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net cash provided by operating activities	$75,191	$12,276	$178,770	$32,226
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	20,038	17,405	59,366	47,367
Interest income	(35)	(742)	(236)	(870)
Income tax provision	6,444	5,201	17,731	15,642
Adjustments to reconcile net income or loss to net cash provided by operating activities (excluding depreciation and amortization)	(32,404)	26,115	(56,062)	72,361
EBITDA	$69,234	$60,255	$199,569	$166,726
Termination fee	—	—	—	8,979
Adjusted EBITDA	$69,234	$60,255	$199,569	$175,705
Net cash used in investing activities	$(106,423)	$(25,029)	$(135,435)	$(128,198)
Net cash provided by (used in) financing activities	$(6,437)	$19,295	$(58,238)	$64,779

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants.

The following is an overview of projects that are fully released for construction:

McGinness Hills Phase 2. We are currently developing McGinness Hills phase 2 project located in Lander County, Nevada and are expecting to bring the complex’s total capacity to approximately 70MW. Field development is in process and most of the equipment is on its way to the site. We signed an amendment to the McGinness 20-year PPA with NV Energy to include phase 2. The new power plant is expected to come online in the first quarter of 2015.

Mammoth Complex. We are currently in the process of evaluating the refurbishment program for the Mammoth complex located in Mammoth Lakes, California. The refurbishment program includes replacement of the old units with new equipment manufactured by us. We expect the replacement of the equipment to optimize the operation of the complex. We expect to complete the refurbishment in 2015.

Sarulla project. We are a member of a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia, with expected generating capacity of approximately 330 MW. We own 12.75% of the project directly through our 100% owned special purpose entity. We also own 12.75% of an Indonesian special purpose entity that will develop and operate the project.

Following the financial close of the financing for the project in May 2014, the project was released for construction. Field development and initial site construction have started. The project is being constructed in three phases of 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant's efficiency. The OEC units that we are supplying to the project under a supply contract from the EPC contractor are in early stages of production.

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

We have estimated approximately $184.0 million in capital expenditures for the projects listed above, and for enhancement of our existing power plants, of which we have invested approximately $89.0 million as of September 30, 2014. We expect to invest $23.0 million of such total during the remainder of 2014 and the remaining $72.0 million thereafter.

In addition, we estimate approximately $32.0 million in additional capital expenditures in the remainder of 2014 to be allocated as follows: (i) $15.0 million in development of new projects; (ii) $7.0 million for maintenance capital expenditure of our operating power plants;  (iii) $8.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $2.0 million in enhancement of our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2014 will be approximately $55.0 million.

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

As of September 30, 2014, 94.8% of our consolidated long-term debt comprised a fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 5.2% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of September 30, 2014, $54.3 million of our long-term debt remained subject to some floating rate risk.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil and natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil and natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2014 and December 31, 2013 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2014 and December 31, 2013 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	Change in the Fair Value of
	(Dollars in thousands)
NGI Price	$(2,033)	$(3,552)	$2,033	$3,522	NGI Swap
NYMEX Heating Oil Price	(775)	(3,442)	775	3,442	NYMEX HO2 Swap
Foreign Currency	(7,121)	(3,381)	3,853	4,133	Foreign currency forward contracts
Interest Rate	(1,231)	(2,562)	1,264	2,690	OFC
Interest Rate	(1,027)	(1,298)	1,056	1,339	OrCal
Interest Rate	(10,541)	(5,519)	11,326	5,962	OFC 2
Interest Rate	(280)	(379)	286	388	Loan from DEG
Interest Rate	(10,734)	(11,836)	11,427	12,683	Loan from OPIC
Interest Rate	-	(328)	-	333	Loan from TCW
Interest Rate	(3,379)	(4,349)	3, 434	4,438	Senior unsecured bonds

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

Sierra Pacific Power Company and Nevada Power Company accounted for 14.6% and 15.3% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 16.6% and 17.0% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Southern California Edison accounted for 19.8% and 20.9% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 15.2% and 14.9% for the nine months ended September 30, 2014 and 2013, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

HELCO accounted for 7.3% and 8.7% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 8.8% and 8.9% for the nine months ended September 30, 2014 and 2013, respectively.

KPLC accounted for 15.7% and 13.9% of our total revenues for the three months ended September 30, 2014 and 2013, respectively, and 15.6% and 10.9% for the nine months ended September 30, 2014 and 2013, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., Ormat Technologies, Inc. and Ormat Nevada, Inc. are operating three geothermal generating plants in Mammoth Lakes, California (MP-1; MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District (“District”) rules. The Company believes the complaint is without merit, and intends to vigorously defend itself against the allegations set forth in the complaint and to take all necessary legal action to have the complaint dismissed. Filing of the complaint in and of itself does not have any immediate adverse implications for the Mammoth plants.

In January 2014, we learned that two former employees alleged in a “qui tam” complaint filed in the United States District Court for the Southern District of California that the Company submitted fraudulent applications and certifications to obtain grants. The United States Department of Justice has declined to intervene. The former employees have proceeded on their own and served the Company with their initial complaint in April 2014, and then filed an amended complaint in May 2014. The Company is investigating, and is defending against the amended complaint. This includes that, pursuant to the Company’s motion to move the venue of the proceeding, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada. In addition, the Company has filed a motion to dismiss the amended complaint, in response to which the complainants have filed responses, and the United States has filed a statement of interest regarding the Company's claim that the False Claims Act’s “Tax Bar” excludes such Act’s application to the Company, and urged the court to reject the Company's argument, while continuing to take no position as to the overall sufficiency of the complainants' complaint. The motion to dismiss is pending before the Nevada United States District Court. The Company continues to believe that the allegations of the lawsuit have no merit, and we will continue to defend ourselves vigorously.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities of the Company during the third quarter of 2014.

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

Date: November 6, 2014

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