Form 10-K
period 2014-12-31
ORMAT TECHNOLOGIES, INC.
filed 2015-02-26
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $527,942,658 based on the closing price as reported on the New York Stock Exchange. As described herein, the aggregate market value of common stock held by non-affiliates of the registrant increased significantly on February 12, 2015, which is the date on which the share exchange contemplated by the Share Exchange Agreement (as described herein) was completed.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of February 26, 2015, the number of outstanding shares of common stock, par value $0.001 per share was 48,552,560.

Documents incorporated by reference: Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2014.

ORMAT TECHNOLOGIES, INC.

 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

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

Term	Definition
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
EPS	Earnings per share
ERC	Kenyan Energy Regulatory Commission
ESC	Energy Sales Contract
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
GDL	Geothermal Development Limited
GEA	Geothermal Energy Association
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GHG	Greenhouse gas
GNP	Gross National Product
HELCO	Hawaii Electric Light Company
IFC	International Finance Corporation
IID	Imperial Irrigation District
ILA	Israel Land Administration
INDE	Instituto Nacional de Electrification
INE	Nicaragua Institute of Energy
IPPs	Independent Power Producers
ISO	International Organization for Standardization
ITC	Investment tax credit
ITC Cash Grant	Payment for Specified Renewable Energy property in lieu of Tax Credits under Section 1603 of the ARRA
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	JPM Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
kVa	Kilovolt-ampere
kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LNG	Liquefied natural gas
Mammoth Pacific	Mammoth-Pacific, L.P.
MACRS	Modified Accelerated Cost Recovery System
MIGA	Multilateral Investment Guaranty Agency, a member of the World Bank Group
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of energy produced

Term	Definition
NBPL	Northern Border Pipe Line Company
NIS	New Israeli Shekel
NGI	Natural Gas-California SoCal-NGI Natural Gas price index
NGP	Nevada Geothermal Power
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
OEC	Ormat Energy Converter
OFC	Ormat Funding Corp., a wholly owned subsidiary of the Company
OFC Senior Secured Notes	$190,000,000 8.25% Senior Secured Notes, due 2020 issued by OFC
OFC 2	OFC 2 LLC, a wholly owned subsidiary of the Company
OFC 2 Senior Secured Notes	Up to $350,000,000 Senior Secured Notes, due 2034 issued by OFC 2
OMPC	Ormat Momotombo Power Company, a wholly owned subsidiary of the Company
OPC	OPC LLC, a consolidated subsidiary of the Company
OPC Transaction	Financing transaction involving four of our Nevada power plants in which institutional equity investors purchased an interest in our special purpose subsidiary that owns such plants.
OPIC	Overseas Private Investment Corporation
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
OrCal Senior Secured Notes	$165,000,000 6.21% Senior Secured Notes, due 2020 issued by OrCal
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

RAM	Renewable Auction Mechanism
REC	Renewable Energy Credit
REG	Recovered Energy Generation
RGGI	Regional Greenhouse Gas Initiative
RPM	Revolutions Per Minute
RPS	Renewable Portfolio Standards
SCPPA	Southern California Public Power Authority
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Senior Unsecured Bonds	7% Senior Unsecured Bonds Due 2017 issued by the Company
SO#4	Standard Offer Contract No. 4
Solar PV	Solar photovoltaic
SOX Act	Sarbanes-Oxley Act of 2002
Southern California Edison	Southern California Edison Company
SPE(s)	Special purpose entity(ies)
SRAC	Short Run Avoided Costs
TASG	Tel Aviv Stock Exchange
TGL	Tikitere Geothermal Power Limited
Union Bank	Union Bank, N.A.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
WHOH	Waste Heat Oil Heaters

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

●

our ability to successfully identify, integrate and complete acquisitions, including risks arising in connection with our acquisition of our former parent company, Ormat Industries Ltd. (also referred to in this annual report as “Ormat Industries”);

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

●	development and construction of the Solar PV projects, if any, may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate; and

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in the following two business segments:

●

The Electricity Segment — in this segment we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world and sell the electricity they generate; and

●

The Product Segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants.

The map below shows our current worldwide portfolio of operating geothermal and recovered energy power plants.

The charts below show the relative contributions of the Electricity Segment and the Product Segment to our consolidated revenues and the geographical breakdown of our segment revenues for our fiscal year ended December 31, 2014. Additional information concerning our segment operations, including year-to-year comparisons of revenues, the geographical breakdown of revenues, cost of revenues, results of operations, and trends and uncertainties is provided below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data”.

The following chart sets forth a breakdown of our revenues for each of the years ended December 31, 2014 and 2013:

Segment Contribution to Revenues

The following chart sets forth the geographical breakdown of the revenues attributable to our Electricity and Product Segments for each of the years ended December 31, 2014 and 2013:

Geographical Breakdown of the Electricity Segment Revenues

Geographical Breakdown of the

Product Segment Revenues

Most of the power plants that we currently own or operate produce electricity from geothermal energy sources. Geothermal energy is a clean, renewable and generally sustainable form of energy derived from the natural heat of the earth. Unlike electricity produced by burning fossil fuels, electricity produced from geothermal energy sources is produced without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide. As a result, electricity produced from geothermal energy sources contributes significantly less to global warming and local and regional incidences of acid rain than energy produced by burning fossil fuels. In addition, compared to other renewable energy sources, geothermal energy is base load and is generally available all the time. Geothermal energy is also an attractive alternative to other sources of energy as part of a national diversification strategy to avoid dependence on any one energy source or politically sensitive supply sources.

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

During recent years, we have expanded our activity to the Solar PV industry. We are monitoring market drivers with potential for developing Solar PV power plants in locations where we can offer competitively priced power generation. In early 2014, we completed the work on the Solar PV project, which is located near our Heber complex in California, and sold the project in March 2014 as a turnkey project.

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

Our Power Generation Business (Electricity Segment)

Power Plants in Operation

The table below summarizes certain key non-financial information relating to our power plants as of February 15, 2015. The generating capacity of certain of our power plants listed below has been updated to reflect changes in the resource temperature and other factors that impact resource capabilities:

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)		Region 2014 Capacity Factor
Geothermal	California	Ormesa complex	100%	54
		Heber Complex	100%	92
		Mammoth Complex	100%	29
		North Brawley	100%	18	(5)
						78%
	West Nevada	Steamboat complex	100%	73	(4)
		Brady Complex	100%	18
						86%
	East Nevada	Tuscarora	100%	18
		Jersey Valley	100%	10	(6)
		McGinness Hills	100%	72	(7)
		Don A. Campbell	100%	19	(8) (3)
						93%
	Hawaii	Puna	100%	38	(3)
						77%
	International	Amatitlan	100%	20
		Zunil	97%	23	(9) (2)
		Olkaria III Complex	100%	110
						97%
Total Geothermal				594		86%
REG		OREG 1	100%	22	(3)
		OREG 2	100%	22	(3)
		OREG 3	100%	5.5	(3)
		OREG 4	100%	3.5	(10)
Total REG				53		53%
Total				647

___________

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

(2)

References to generating capacity generally refer to the gross capacity less auxiliary power in the case of all of our existing domestic and foreign power plants, except for the Zunil power plant. We determine the generating capacity figures in these power plants by taking into account resource capabilities. In the case of the Zunil power plant, the capacity revenues are calculated based on 24 MW capacity unrelated to the actual performance of the reservoir until 2019. This column represents our net ownership in such generating capacity.

In any given year, the actual power generation of a particular power plant may differ from that power plant’s generating capacity due to variations in ambient temperature, the availability of the resource, and operational issues affecting performance during that year.

(3)

In February 2015, we signed a definitive agreement with infrastructure funds managed by Northleaf Capital Partners under which we established a new company, ORPD LLC, that will own Puna Complex, Don A. Campbell, OREG 1, OREG 2, OREG 3 power plants and Northleaf will acquire an approximately 40% equity interest in ORPD LLC. The closing of the transaction, which is subject to customary closing conditions, is expected in the first quarter of 2015. See also in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

(4)	The generating capacity of the Brady and Steamboat complexes was reduced in 2013 due to a decline in the resource temperature in each of these complexes. See “Description of Our Power Plants” below.

(5)	Following recent developments, detailed under “Description of Our Power Plants” below, we have decided to operate the North Brawley power plant at a capacity level of approximately 18 MW.

(6)	The generating capacity of the Jersey Valley power plant stabilized during 2014.

(7)	The McGinness phase 2 power plant reached commercial operation on February 1, 2015 and increased the McGinness complex to 72 MW.

(8)	The Don A. Campbell power plant generating capacity is higher than our original expectations of 16MW.

(9)

In January 2014, INDE exercised its right under the PPA to become a partner in the Zunil power plant with three percent (3%) equity interest. Detailed information is provided under “Description of Our Power Plants” below.

(10)

The OREG 4 power plant is not operating at full capacity as a result of continued low run time of the compressor station that serves as the plant’s heat source, which is resulting in low power generation.

All of the revenues that we currently derive from the sale of electricity are pursuant to long-term PPAs. In addition, approximately 44.3% of our total revenues in the year ended December 31, 2014 from the sale of electricity by our domestic power plants were derived from power purchasers that currently have investment grade credit ratings. The purchasers of electricity from our foreign power plants are either state-owned or private entities.

New Power Plants

We are currently in various stages of construction and development of new power plants and expansion of existing power plants. Our expansion plan includes 85 MW in generating capacity from geothermal power plants in the United States, Kenya and Indonesia that we fully released for construction and are in different stages of construction. In addition, we have several projects worldwide that are either under initial stages of construction or under different stages of development with an aggregate capacity of up to approximately 180 MW.

We have a substantial land position across 32 sites, mostly in the U.S., that are expected to support future geothermal development, on which we have started or plan to start exploration activity. This land position is comprised of various leases, exploration concessions for geothermal resources and an option to enter into geothermal leases.

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

EPC of Power Plants. We engineer, procure, and construct, as an EPC contractor, geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as the same customers described above that we target for the sale of our power units for recovered energy-based power generation. Unlike many other companies that provide EPC services, we believe we have an advantage in that we are using our own manufactured equipment and thus have better quality and better control over the timing and delivery of required equipment and its related costs.

Remote Power Units and Other Generators. We design, manufacture and sell fossil fuel powered turbo-generators with a capacity ranging between 200 watts and 5,000 watts, which operate unattended in extreme hot or cold climate conditions. Our customers include contractors installing gas pipelines in remote areas and off-shore platforms operators and contractors. In addition, we design, manufacture, and sell generators for various other uses, including heavy duty direct-current generators.

History

We were formed as a Delaware corporation in 1994 by Ormat Industries, our former parent company. Ormat Industries was one of the first companies to focus on the development of equipment for the production of clean, renewable and generally sustainable forms of energy. On February 12, 2015, we successfully completed the acquisition of Ormat Industries, eliminating its majority ownership and control of us. Our acquisition of Ormat Industries is described in greater detail below under “Recent Developments.”

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

Flash Design System

In a geothermal power plant using flash design, geothermal fluid is extracted from the underground reservoir and flows from the wellhead through a gathering system of insulated steel pipelines to flash tanks and/or separators. There, the steam is separated from the brine and is sent to a demister, where any remaining water droplets are removed. This produces a stream of dry saturated steam, which drives a steam turbine generator to produce electricity. In some cases, the brine at the outlet of the separator is flashed a second time (dual flash), providing additional steam at lower pressure used in the low pressure section of the steam turbine to produce additional electricity. Steam exhausted from the steam turbine is condensed in a surface or direct contact condenser cooled by cold water from a cooling tower. The non-condensable gases (such as carbon dioxide) are removed through the removal system in order to optimize the performance of the steam turbines. The resulting condensate is used to provide make-up water for the cooling tower. The hot brine remaining after separation of steam is injected (either directly or after passing through a binary plant to produce additional power from the residual heat remaining in the brine) back into the geothermal resource through a series of injection wells. The flash technology is depicted in the diagram below.

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

Patents

We have 69 U.S. patents that are still in force (and have approximately 34 U.S. patents pending). These patents and patents applications cover our products (mainly power units based on the Organic Rankine Cycle) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The products-related patents cover components that include turbines, heat exchangers, seals and controls. The system-related patents cover not only a particular component but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.

The system-related patents cover subjects such as waste heat recovery related to gas pipelines compressors and industrial waste heat, disposal of non-condensable gases present in geothermal fluids, power plants for very high pressure geothermal resources, two-phase fluids as well as processes related to EGS. A number of patents cover combined cycle geothermal power plants, in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. The terms of our patents range from one year to 18 years. The loss of any single patent would not have a material effect on our business or results of operations.

Research and Development

We are conducting research and development activities intended to improve plant performance, reduce costs, and increase the breadth of product offerings. The primary focus of our research and development efforts includes continued improvements to our condensing equipment with improved performance and lower cost and land usage and developing new turbines and specialized remote power units.

We are also continuing with development of new EGS technologies and their application to increase the fluid supply at our existing plants by enhancing the performance of existing wells without additional drilling. We are undertaking this development effort at our Brady Complex in Nevada in cooperation with national laboratories, with funding support from the DOE. Other research and development activity co-funded by the DOE includes testing of new exploration and drilling technologies and practices.

Additionally, we are continuing to evaluate investment opportunities in new companies with technology offering product for renewable energy markets.

Market Opportunity

Domestic

Interest in geothermal energy in the United States remains strong for numerous reasons, including legislative support of renewable portfolio standards, coal and nuclear baseload energy retirement and increasing awareness of the positive value of geothermal characteristics as compared to intermittent renewable technology.

Although electricity generation from geothermal resources is currently concentrated mainly in California, Nevada, Hawaii, Idaho and Utah, we believe there may be opportunities for development in other states such as Arizona, New Mexico, Washington and Oregon due to the potential of geothermal resources.

In a report issued in April 2014, the GEA identified 124 confirmed and unconfirmed geothermal projects under various phases of consideration or development in 12 U.S. states. The domestic geothermal market experienced modest growth mainly, according to the GEA, due to the uncertainty surrounding federal production tax credit for new projects combined with as lowered demand across the market.

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

According to the Database of State Incentives for Renewables and Efficiency (DSIRE), 30 states and two territories (including California, Nevada, and Hawaii, where we have been the most active in our geothermal energy development and in which all of our U.S. geothermal power plants in operation are located) and the District of Columbia define geothermal resources as “renewable”. In addition, according to the EPA, 25 states have enacted RPS, Clean Energy Standards, Energy Efficiency Resource Standards or Alternative Portfolio Standards program guidelines that include some form of combined heat and power and/or waste heat recovery.

We see the impact of the RPS legislation as the most significant driver for us to expand existing power plants and to build new projects.

California

According to information posted on the California Public Utilities Commission website, California’s three large investor-owned utilities collectively served 22.27% of their 2013 retail electricity sales with renewable power. These utilities have interim targets each year, with a requirement to attain RPS of 25% by 2016 increasing by two percent every year to 33% by the end of 2020. Publicly-owned utilities in California are also required to procure 33% of retail electricity sales from eligible renewable energy resources by 2020, opening up an additional market of potential off-takers for us even though these utilities do not have interim targets. In addition, a new bill was introduced in California to increase the RPS to 50% by 2030. The bill would require the California Public Utilities Commission to evaluate the cost-effectiveness of renewable energy sources not only in regards to their up-front costs but also for their ability to benefit the grid by supplementing intermittent solar and wind, or by providing base-load electricity generation. The bill, together with the California Governor’s call for a clean energy standard that includes 50% of the state’s electricity from renewable resource by 2030, could benefit geothermal energy, which has the advantage of generating flexible base-load power, and helping Califormia diversify its mix of renewable resource.

In 2006, California passed a state climate change law, AB 32, to reduce GHG emissions to 1990 levels by the end of 2020, and in December 2010, the CARB approved cap-and-trade regulations to reduce California’s GHG emissions under AB 32. The regulations set a limit on emissions from sources responsible for emitting 80% of California’s GHGs. On November 2014, the CARB released the results of its ninth auction (which was the first joint auction for California and Québec allowances) reporting that the vintage 2014 auction clearing price was $12.10 per allowance and the future vintage auction clearing price was $11.86 per allowance. All of the available 2014 and future vintage allowances offered were sold.

In 2014, Assembly Bill No. 2363 (AB-2363), became effective. AB-2363, which requires the California Public Utilities Commission to adopt, by rulemaking, by December 31, 2015, a methodology for determining the costs of integrating eligible renewable energy resources.

Nevada

Nevada’s RPS requires NV Energy to supply at least 25% of the total electricity it sells from eligible renewable energy resources by 2025. Nevada’s RPS required, for each of 2013 and 2014, that not less than 18% of electricity sold to Nevada retail customers be met with renewable energy resources and credits, and that not less than 5% of that amount be met with solar resources. According to NV Energy’s RPS Annual Report, in 2013, Nevada Power exceeded both the 2013 RPS requirement and the 2013 solar RPS requirement, achieving 20.4% and 18.2%, respectively. Sierra exceeded both the 2013 RPS requirement and the 2013 solar RPS requirement, with 34.7% and 16.1% respectively.

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

Hawaii

Hawaii’s RPS require each electric utility that sells electricity for consumption in Hawaii to obtain 15% of its net electricity sales from renewable energy sources by December 31, 2015, 20% by December 31, 2020, and 40% by 2030. According to a 2014 filing made with the Hawaii PUC, in 2013, Hawaiian Electric Company and its subsidiaries exceeded the 2013 RPS requirement, achieving a consolidated RPS of 34.4% of retail electricity sales from eligible renewable energy resources, including electrical energy savings from energy efficiency and solar water hearing technologies. Excluding electrical energy savings from energy efficient and solar water hearing technologies, the 2013 renewable generation percentage for the Hawaiian Electric Companies was 18.2%.

In addition, the Hawaii Electric Light Company submitted a long term energy plan to the HPUC that includes the target goal of generating 92% of its electricity from renewable energy sources by the year 2030.

Other States

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

In addition to RGGI, other states have also established the Midwestern Regional Greenhouse Gas Reduction Accord (Midwest Accord) and the Western Climate Initiative (WCI). The RGGI, the WCI and the Midwest Accord have formed the North America 2050, a Partnership for Progress (NA2050) that facilitates state and provincial efforts to design, promote and implement cost-effective policies that reduce greenhouse gas emissions and create economic opportunities.

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

Federal level legislation

At the federal level, in 2011 the EPA’s Tailoring Rule sets thresholds for when permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs apply to certain major sources of GHG emissions. In 2013, President Obama outlined an agenda to help reduce carbon emissions, directing the EPA to complete new pollution standards for both new and existing power plants. The EPA released proposed rules for new fossil fuel fired power plants in September 2013 and for existing fossil fuel-fired power plants in June 2014. In the Clean Power Plan proposal, states identify a path forward using either current or new electricity production and pollution control policies to meet the goals of the proposed program including cutting carbon emission from the power sector by 30% below 2005 levels nationwide by 2030.

The federal government also encourages production of electricity from geothermal resources or solar energy through certain tax subsidies. For a new geothermal power plant in the U.S. that started construction by December 31, 2014, we are permitted to claim an investment tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. If we failed to meet the start of construction deadline for such a project, then the 30% credit is reduced to 10%. In lieu of the 30% investment tax credit (if the project qualifies), we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in 2014 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. The owner of the power plant may not claim both the 30% investment tax credit and the production-based tax credit. For a new solar plant in the U.S. that is placed in service by December 31, 2016, we are permitted to claim an investment tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. The credit is reduced to 10% for solar projects placed in service after December 31, 2016.

Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward.

We are also permitted to depreciate, or write off, most of the cost of the plant. In those cases where we claimed the one-time 30% (or 10%) tax credit or received the Treasury cash grant, our tax basis in the plant that we can recover through depreciation is reduced by one-half of the tax credit or cash grant; if in the future we claim other tax credits, there is no reduction in the tax basis for depreciation. For projects that we placed into service after September 8, 2010 and before January 1, 2012, a depreciation “bonus” will permit us to write off 100% of the cost of certain equipment that is part of the geothermal power plant in the year the plant is placed into service, if certain requirements are met. For projects that are placed into service after December 31, 2011 and before January 1, 2014, a similar “bonus” will permit us to write off 50% of the cost of that equipment in the year the power plant is placed into service. After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

Collectively, these benefits (to the extent they are fully utilized) have a present value equivalent to approximately 30% to 40% of the capital cost of a new power plant.

Global

We believe the global markets continue to present growth and expansion opportunities in both established and emerging markets.

According to the last GEA, there are approximately 12,800 MW of new capacity in early stages of development or under construction in 70 countries and territories around the world (excluding the U.S.). Additionally, developers are actively engaged with and exploring 27 gigawatts (GW) of geothermal resource globally that could potentially develop into power plants over the next decade. The GEA estimates that there are over 674 developing geothermal power projects globally, ranging from prospects to projects in the late stages of development.

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

Operations outside of the U.S. may be subject to and/or benefit from requirements under the Kyoto Protocol. The Kyoto Protocol was adopted in Kyoto, Japan, in 1997 and entered into force in 2005. In the Bali Action Plan in 2007 and at Copenhagen in 2009 a long-term vision to limit global warming to two degrees Celsius was advanced, and agreed upon in 2010 at the Cancun Conference. The determination to keep within the two degrees Celsius limit led to the creation of the Durban Platform (ADP), in which developed and developing countries will work on a protocol, legal instrument or agreed outcome with legal force, applicable to all parties to the UN Framework Agreement on Climate Change. The new instrument will need to be adopted in 2015 and implemented from 2020. This will be the goal of the 21st U.N. Climate Change Conference that is scheduled to take place in Paris in late 2015.

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

Latin America

Several Latin American countries have renewable energy programs. In November 2013, the national government of Guatemala, where our Zunil and Amatitlan power plants are located, approved a law creating incentives for power generation from renewable energy sources. These incentives include, among other things, providing economic and fiscal incentives such as exemptions from taxes on the importation of relevant equipment and various tax exemptions for companies implementing renewable energy projects.

In Honduras, where we are planning to build the first geothermal power plant under a BOT agreement, the national government approved the Incentives Act (Decree No.70-2007) providing incentives related to tax exemption for equipment, materials and services related to power generation development based on renewable resources. At the same time, ENEE, the national integrated utility, will buy energy from such projects and offer to pay rates that are above the marginal cost approved by the CNE. Honduras also defined a target to reach at least 80% renewable energy production by 2038.

In Chile, where we have three exploration concessions, the Chilean Renewable Energy Act of 2008 required five percent of electricity sold, to come from renewable sources, increasing gradually to 10% by 2024. On October 14, 2013, the President of Chile signed into law, a bill which mandates that utilities source 20% of their electricity from “non-conventional” renewable energy (ERNC), including solar photovoltaic (PV) and concentrating solar power (CSP), by 2025.

Mexico is the world’s fourth largest producer of geothermal energy. Recent studies suggest an over 9,000 MW geothermal potential, of which only 12% is already developed. In December 2013, the Mexican Congress passed a constitutional reform (Energy Reform) in an attempt to increase the participation of private investors in the generation and commercialization of electric energy. According to the Mexico Country Report 2012, there is a large amount of unexploited geothermal potential in Mexico. This reform affects the electricity market by opening the generation and commercialization of electricity to private companies, the transformation of the Federal Electricity Commission to a for-profit public company, and the redefinition of functions and attributions of the Ministry of Energy. The secondary legislation that establishes the attributions of the public entities, procurement regulation, and normative framework for the productive companies of the State was finalized in 2014.

Many islands nations depend almost entirely on petroleum to supply their electricity demands. With electricity prices average at US$0.35/kWh in 2014, the lack of diversified power generation leaves Caribbean nations vulnerable to commodity market volatility, while the lack of new development leaves them reliant on what is believed to be outdated and often unreliable power plants. The larger issue hindering large-scale renewable energy deployments, however, is scale. While Caribbean nations have quite significant renewable energy potential yet most have small demand.  The majority of the Caribbean grids are relatively old, with the average diesel generators more than 20 years old. Furthermore, the power supply is relatively inefficient with high system losses.  Due to their sizes, each of the Caribbean countries is generally dominated by one local utility and simple market structures where electricity is regulated directly by local governments. Other than Guadeloupe, where a geothermal power plant has been operating since 1985, currently there are no other geothermal operating projects in the Caribbean region. Recently, some deep well drilling exploration was performed in a few islands.

Oceania

In New Zealand, where we have been actively providing geothermal power plant solutions since 1988, the New Zealand government’s policies to fight climate change include an unconditional GHG emissions reduction target of between 10% and 20% below 1990 levels by 2020 and the target of increasing renewable electricity generation to 90% of New Zealand’s total electricity generation by 2025.

South East Asia

In Indonesia, where we participate in the Sarulla project that is currently under development, the government intends to increase the role of renewable energy sources and aims to have them fulfill 25% of the domestic energy demand by 2025. The government has also implemented new policies and regulations intended to accelerate the development of renewable energy and geothermal projects in particular. Those regulations included designating approximately 4,000 MW of geothermal projects in its second phase of power acceleration projects to be implemented by 2014, of which the majority are IPP projects and the remaining state utility PLN projects. These targets were not met and the Indonesian government is in the process of issuing new directives for accelerating the geothermal market, including higher ceiling tariffs which may exceed 13.8 c/kWh. For the IPP sector, certain regulations for geothermal projects have been implemented, providing incentives such as investment tax credits and accelerated depreciation, and pricing guidelines to allow preferential power prices for generators; other regulations are being discussed including those that will ease the allocation of forestry permits. On a macro level, the Government of Indonesia committed at the United Nations Climate Change Conference 2009 in Copenhagen to reduce its CO² emissions by 26% by 2020.

East Africa

In East Africa the geothermal potential along the Rift Valley is estimated at several thousand MW. The different countries along the Rift Valley are at different stages of development of their respective geothermal potential.

In Kenya, there are already several geothermal power plants, including the only geothermal IPP in Africa, our Olkaria III complex. The Government of Kenya has identified the country's untapped geothermal potential as the most suitable indigenous source of electricity and it aspires to reach 5,000 MW of geothermal power by 2030. To attain such number, GDC was formed to fast track the development of geothermal resources in Kenya. Ormat has as a 51% interest in a consortium that signed a PPA for a 35 MW geothermal power plant in the Menengai area.

The governments of Djibouti, Ethiopia, Eretria, Tanzania, Uganda, Rwanda and Zambia are exploring ways to develop geothermal in their countries, mostly through the help of international development organizations such as the World Bank.

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

In 2012, the Governor of Utah signed into law Senate Bill 12 (SB12) that enables the sale of electricity directly to large energy users. The direct purchasing, while still in early implementation, could create a market opportunity for our REG units in Utah.

In addition, in Colorado the state PUC ruled that Xcel Energy, the largest utility in Colorado, will begin offering a $500/kW incentive for recycled energy projects. The incentive will be paid out over 10 years to developers and manufacturers who convert waste heat from stacks and processes into electricity.

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

Technological Innovation. We have 69 U.S. patents in force (and have approximately 34 U.S. patents pending) relating to various processes and renewable resource technologies. All of our patents are internally developed. Our ability to draw upon internal resources from various disciplines related to the geothermal power sector, such as geological expertise relating to reservoir management, and equipment engineering relating to power units, allows us to be innovative in creating new technologies and technological solutions.

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

Business Strategy

Our strategy is to continue building a geographically balanced portfolio of geothermal and recovered energy assets, and to continue to be a leading manufacturer and provider of products and services related to renewable energy. We intend to implement this strategy through:

•

Development and Construction of New Geothermal Power Plants — continuously seeking out commercially exploitable geothermal resources, developing and constructing new geothermal power plants and entering into long-term PPAs providing stable cash flows in jurisdictions where the regulatory, tax and business environments encourage or provide incentives for such development;

•	Expanding operation into global markets – increasing our business development activities in an effort to grow our business in the global markets in both business segments;

•	Acquisition of New Assets — acquiring from third parties additional geothermal and other renewable assets;

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

●

On February 12, 2015, we announced the completion of the share exchange, which is the first and primary step of a series of transactions contemplated by the Share Exchange Agreement and Plan of Merger (the “Share Exchange Agreement”), dated as of November 10, 2014, by and among us, Ormat Industries, our then-parent company, and Ormat Systems. One of the key consequences of this transaction was that the number of shares of our common stock held by non-affiliated, “public” shareholders was increased from approximately 40% to approximately 76% of total shares outstanding, which we believe would help elevate trading volume and may increase equity coverage.

Pursuant to the Share Exchange Agreement, we agreed to acquire Ormat Industries through a share exchange in which we issued 30,203,186 new shares of our common stock to Ormat Industries' shareholders in exchange for all of the outstanding ordinary shares of Ormat Industries, reflecting an exchange ratio of 0.2592 shares of our common stock for each ordinary share of Ormat Industries. Following the satisfaction of the various conditions precedent to closing of the share exchange, including (i) the receipt of approval from the District Court of Tel Aviv – Jaffa of the scheme of arrangement under Israeli law represented by the share exchange; (ii) the approval by the controlling shareholder of the issuance of our shares of common stock to the shareholders of Ormat Industries in connection with the share exchange; (iii) the approval of the Share Exchange Agreement by the shareholders of Ormat Industries; and (iv) the maintenance in full force and effect of a ruling that has been obtained from the Israel Tax Authority confirming the Israeli income tax treatment of the transactions contemplated by the Share Exchange Agreement (the “Israeli Tax Ruling”); the share exchange was completed on February 12, 2015.

As previously disclosed, we entered into several agreements in connection with the Share Exchange Agreement, including the following:

o

     voting agreements with the then principal shareholders of Ormat Industries, FIMI ENRG, Limited Partnership and FIMI ENRG, L.P. (together “FIMI”) and Bronicki Investments Ltd. (“Bronicki”), which, following the share exchange, beneficially own approximately 15.06% and 8.84% of our outstanding shares, respectively. Under these voting agreements, FIMI and Bronicki agreed, among other things, to comply in all respects with the Israeli Tax Ruling applicable to the Ormat Industries shareholders.

o

     voting neutralization agreements with FIMI and Bronicki, whereby FIMI and Bronicki agreed, among other things, to certain restrictions on their shares of our common stock. Among other things, these voting neutralization agreements:

■

require these shareholders to vote all voting securities owned by FIMI and Bronicki and their respective affiliates in excess of 16% and 9%, respectively, of the combined voting power of our shares in proportion to votes cast by the other holders of our voting securities at any time any action is to be taken by our stockholders;

■

prohibit the acquisition of our voting securities by FIMI and Bronicki and their respective affiliates if after giving effect to any such acquisition FIMI and Bronicki and their respective affiliates would beneficially own voting securities representing in the aggregate more than 20% and 12%, respectively, of the combined voting power of our shares;

■	prohibit, prior to January 1, 2017, the sale of more than 10% of our voting securities owned in the aggregate by FIMI and Bronicki; and

■

allow, following January 1, 2017, the sale of our voting securities owned by FIMI and Bronicki only if they are not acting in concert to sell or, if they are, only with 20 days’ prior written notice to us, subject to certain exceptions for public sales and mergers and acquisitions transactions.

■	prohibit FIMI and Bronicki from renewing their shareholder rights agreement beyond its expiration date, May 22, 2017.

o

a registration rights agreement whereby FIMI and Bronicki may, subject to certain limitations, require us to prepare and file with the SEC a registration statement to register a public offering of the shares of our common stock held by them, on customary terms and conditions set forth in the agreement.

●

On February 5, 2015, we announced that our wholly-owned subsidiary has entered into a binding agreement with infrastructure funds managed by Northleaf Capital Partners (Northleaf) under which Ormat will contribute certain geothermal and recovered energy generation power plants into a newly established holding company subsidiary, ORPD LLC (ORPD), and Northleaf will acquire an approximately 40% equity interest in the ORPD. We will raise approximately $175 million from the transaction. The transaction is expected to close in March 2015, subject to customary closing conditions.

The power plants that will be contributed to ORPD as part of the transaction include our Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2, and OREG 3. We will continue to consolidate the ORPD and its assets, and will continue to provide day-to-day management control, operations and maintenance control over the projects.

●

On February 5, 2015, the TASE approved the listing of our common stock on the TASE beginning on February 10, 2015 and our common stock is now listed on both the NYSE and the TASE. We are still subject to the rules and regulations of the NYSE and of the SEC. Under the local regime for dual listing, U.S.-listed companies, such as us, may dual-list on the TASE without additional regulatory requirements, using the same periodic reports, financial and other relevant disclosure information that they submit to the SEC and NYSE. However, as a result of the local regime requirements, we have undertaken, as part of the TASE listing, not to issue preferred stock for as long as our shares of common stock are listed on the TASE.

●

On February 4, 2015, we announced that the second phase of our McGinness Hills geothermal power plant located in Lander County, Nevada has begun commercial operation. Since February 1, 2015, the complex sells electricity under the amended PPA with NV Energy at a new energy rate of $85.58/MWh with one percent annual escalator through December 2032. Following resource confirmation and excellent performance of the first phase of McGinness Hills, which had been operational since June 2012, the second phase initiated construction in March 2014. The McGinness Hills Phase 2 plant that came on line on February 1, 2015, brought the complex’s total capacity to approximately 72MW. We have a contract with NV Energy to sell energy produced at McGinness Hills through December 2032.

●

On December 4, 2014, we announced the signing of an amended and restated PPA with KPLC, paving the way for the expansion of the Olkaria complex. Under the terms of the PPA, we expect to increase the generating capacity of the complex by 24 MW, bringing the complex’s total capacity to 134 MW. The fourth plant is expected to come on line in the second half of 2016 and to sell electricity under a 20 year PPA with KPLC.

●

On November 3, 2014, we, through a majority owned subsidiary (the Project Company), signed a 25-year PPA with KPLC and a project implementation and steam supply agreement (PISSA) with Geothermal Development Company (GDC) for the 35MW Menengai geothermal project in Kenya. Under the PISSA agreement, the Project Company will finance, design, construct, install, operate and maintain the Menengai steam plant on a build-own-operate (BOO) basis for 25 years. GDC, which is wholly owned by the Government of Kenya, will develop the geothermal resource, supply the steam for conversion to electricity and maintain the geothermal field through the term of the agreement. The Project Company expects to start construction upon financial closing.

●

On November 3, 2014, we, through a wholly owned subsidiary, signed a $22.3 million engineering, procurement and construction (EPC) agreement with the Utah Associated Municipal Power System (UAMPS). We will install an air-cooled Ormat Energy Converter (OEC) at the Kern River Transmission Company’s Veyo natural gas compressor station in Southern Utah. This new recovered energy generation (REG) project will generate power using heat that would otherwise have not have been utilized.

●

On September 30, 2014, we repaid in full the outstanding amount of approximately $30.0 million from our $42.0 million loan with EIG Global Project Fund II, Ltd. (formerly TCW). The $42.0 million loan was signed in 2009 to refinance Ormat's investment in the 20 MW Amatitlan geothermal power plant located in Guatemala. The loan was scheduled to mature on June 15, 2016 and bears interest at a rate of 9.83%. This repayment resulted in a one-time charge to interest expense of approximately $1.1 million. We are currently negotiating a new financing agreement that we believe will contain improved terms.

●

On August 29, 2014, we announced the signing of a $140.0 million loan under the OFC 2 senior secured notes to finance the construction of the McGinness Hills Phase 2 plant in Nevada. This drawdown is the last tranche under the Note Purchase Agreement with John Hancock Life Insurance Company (USA) and guaranteed by the U.S. Department of Energy’s Loan Programs Office in accordance with and subject to the Department’s Loan Guarantee Program under Section 1705 of Title XVII of the Energy Policy Act of 2005. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated “BBB” by Standard & Poor’s.

●

On August 5, 2014, we signed a definitive Purchase and Sale Agreement with Alternative Earth Resources Inc. (AER), pursuant to which we paid $1.5 million in cash in consideration for (i) AER's 50% interest in Crump Geyser and North Valley geothermal project assets and (ii) an option, exercisable over a four-year period, to purchase certain of AER's New Truckhaven geothermal asset.

●

On July 1, 2014, Mr. Isaac Angel assumed the position of CEO of our company. He succeeded Mrs. Yehudit (Dita) Bronicki, who announced her retirement in November 2013. Mrs. Bronicki continues to serve as director of Ormat in a non-executive capacity. In addition, effective June 30, 2014, Mr. Gillon Beck stepped down from his position of Chairman of the Board of Directors of the Company and Mr. Yoram Bronicki assumed the position of Chairman. Mr. Beck continues to serve as a director of the Company. Upon assuming the position of the Chairman of the Board, Mr. Yoram Bronicki relinquished his position as President and Chief Operating Officer of the Company.

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

●

On March 26, 2014, we signed an agreement with RET Holdings, LLC to sell the Heber Solar project in Imperial County, California for $35.25 million. We received the first payment of $15.0 million in the first quarter of 2014 and the second payment for the remaining $20.25 million in the second quarter of 2014. We recognized pre-tax gain of $7.6 million in the second quarter of 2014.

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

●

On January 6, 2014, we announced that we completed the construction of the 16 MW Don A. Campbell geothermal power plant in Mineral County, Nevada. The Don A. Campbell facility, formerly Wild Rose, receives a full rate of $99.0 per MWh with no annual escalation under the terms of the PPA, signed in April 2013, with Southern California Public Power Authority (SCPPA). SCPPA resells the power from the Don A. Campbell geothermal power plant to the Los Angeles Department of Water and Power (LADWP) and Burbank Water and Power through NV Energy Inc.’s transmission system.

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

Land Acquisition. Acquisition of land rights to any geothermal resources our initial evaluation indicates could potentially support a commercially viable power plant, taking into account various factors. For domestic power plants, we either lease or own the sites on which our power plants are located. For our foreign power plants, our lease rights for the plant site are generally contained in the terms of a concession agreement or other contract with the host government or an agency thereof. In certain cases, we also enter into one or more geothermal resource leases (or subleases) or a concession or an option agreement or other agreement granting us the exclusive right to extract geothermal resources from specified areas of land, with the owners (or sublessors) of such land. In some cases we obtain first the exploration license and once certain investment requirements are met, we can obtain the exploitation rights. This usually gives us the right to explore, develop, operate, and maintain the geothermal field, including, among other things, the right to drill wells (and if there are existing wells in the area, to alter them) and build pipelines for transmitting geothermal fluid. In certain cases, the holder of rights in the geothermal resource is a governmental entity and in other cases a private entity. Usually the duration of the lease (or sublease) and concession agreement corresponds to the duration of the relevant PPA, if any. In certain other cases, we own the land where the geothermal resource is located, in which case there are no restrictions on its utilization. Leasehold interests in federal land in the United States are regulated by the BLM and the Minerals Management Service. These agencies have rules governing the geothermal leasing process as discussed above under “Description of Our Leases and Lands”.

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

•	Current and expected market conditions and rates for contracted and merchant electric power in the market(s) to be serviced.

•	Availability of transmission capacity.

•	Anticipated costs associated with further exploration activities and the relative risk of failure.

•	Anticipated costs for design and construction of a power plant at the site.

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

How We Construct Our Power Plants. The principal phases involved in constructing one of our geothermal power plants are as follows:

•	Drilling production wells.

•	Designing the well field, power plant, equipment, controls, and transmission facilities.

•	Obtaining any required permits, electrical interconnection and transmission agreements.

•	Manufacturing (or in the case of equipment we do not manufacture ourselves, purchasing) the equipment required for the power plant.

•	Assembling and constructing the well field, power plant, transmission facilities, and related facilities.

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

During the year ended December 31, 2014, in the Electricity Segment we focused on the completion of the Olkaria III plant 3 and the construction of the McGinness Hills phase 2 power plant and began construction in the Don A. Campbell phase 2. We began construction in the Olkaria III plant 3 and McGinness Hills phase 2 during the year ended December 31, 2013, and the Olkaria III Plant 2 during the year ended December 31, 2012.

During the year ended December 31, 2014, we discontinued exploration and development activities at seven exploration sites and one development project, including Huu Dumpo in Indonesia, Mount Spurr in Alaska, San Pablo, San Jose II, and Aroma in Chile, Silver Lake, Summer Lake and Foley Hot Springs in Oregon and Wister in California. During the year ended December 31, 2013, we discontinued exploration and development activities at three sites, including Magic Reservoir in Idaho, Wildhorse (Mustang) in Nevada and Drum Mountain in Utah. During the year ended December 31, 2012, we discontinued exploration and development activities at five sites, including Leach Hot springs, Hyder Hot Springs, Seven Devil, Smith Creek and Walker River in Nevada.

After conducting exploratory studies and drilling in those sites, we concluded that the geothermal resource would not support commercial operations at that time. Costs associated with exploration activities at these sites were expensed accordingly (see “Write-off of Unsuccessful Exploration Activities” under Item 7 — “Management Discussion and Analysis of Financial Condition and Results of Operations”).

We added to our exploration activities four, two and five sites during the years ended December 31, 2014, 2013 and 2012, respectively.

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

How We Finance Our Power Plants. Historically we have funded our power plants with a combination of non-recourse or limited recourse debt, including lease financing, internally generated cash, which includes funds from operation, as well as proceeds from loans under corporate credit facilities, sale of securities, and other sources of liquidity. Such leveraged financing permits the development of power plants with a limited amount of equity contributions, but also increases the risk that a reduction in revenues could adversely affect a particular power plant’s ability to meet its debt obligations. Leveraged financing also means that distributions of dividends or other distributions by plant subsidiaries to us are contingent on compliance with financial and other covenants contained in the financing documents.

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

Description of Our Leases and Lands

We have domestic leases on approximately 374,176 acres of federal, state, and private land in Alaska, California, Hawaii, Idaho, Nevada, New Mexico, Oregon and Utah. The approximate breakdown between federal, state, private leases and owned land is as follows:

•	72% are leases with the U.S. government, acting through the BLM;

•	15% are leases with private landowners and/or leaseholders;

•	11% are leases with various states, none of which is currently material; and

•	2% are owned by us.

Each of the leases within each of the categories has standard terms and requirements, as summarized below. Internationally, our land position includes approximately 174,000 acres, most of which are geothermal exploration licenses in three prospects in Chile.

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

Typically, the leases grant our project subsidiaries the exclusive right and privilege to drill for, produce, extract, take and remove from the leased land water, brine, steam, steam power, minerals (other than oil), salts, chemicals, gases (other than gases associated with oil), and other products produced or extracted by such project subsidiary. The project subsidiaries are also granted certain non-exclusive rights pertaining to the construction and operation of plants, structures, and facilities on the leased land. Additionally, the project subsidiaries are granted the right to dispose geothermal fluid as well as the right to re-inject into the leased land water, brine, steam, and gases in a well or wells for the purpose of maintaining or restoring pressure in the productive zones beneath the leased land or other land in the vicinity. Because the private geothermal leases do not grant to the lessee the exclusive right to use the surface of the land, the lessor reserves the right to conduct other activities on the leased land in a manner that does not unreasonably interfere with the geothermal lessee’s uses of the same land, which other activities may include agricultural use (farming or grazing), recreational use and hunting, and/or wind or solar energy developments.

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

Exploration Concessions in Chile

We have been awarded six exploration concessions in Chile, under which we had the rights to start exploration work with an original term of two years. Prior to the last six months of the original term of each exploration concession, we could request its extension for an additional period of two years. According to applicable regulations, the extension of the exploration concession is subject to the receipt by the Ministry of Energy of evidence that at least 25% of the planned investments for the execution of the project, as reflected in the relevant proposal submitted during the tender process, has been invested. Following submission of the request, the Ministry of Energy has three months in which it may grant or deny the extension. We have waived three of the six concessions we held. As of the date of this annual report we have the exclusive right to apply for an exploitation license for the remaining three sites. Our exclusive rights will expire on March 7, 2016, and obtaining such license is subject to an approval by the Ministry of Energy.

Description of Our Power Plants

Domestic Operating Power Plants

The following descriptions summarize certain industry metrics for our domestic operating power plants:

Brady Complex

Location	Churchill County, Nevada

Generating Capacity	18MW

Number of Power Plants	Two (Brady and Desert Peak 2 power plants).

Technology	The Brady complex utilizes binary and flash systems. The complex uses air and water cooled systems.

Subsurface Improvements	12 production wells and eight injection wells are connected to the plants through a gathering system.

Major Equipment	Three OEC units and three steam turbines along with the Balance of Plant equipment.

Age	The Brady power plant commenced commercial operations in 1992 and a new OEC unit was added in 2004. The Desert Peak 2 power plant commenced commercial operation in 2007.

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

Resource Information	The resource temperature at Brady is 273 degrees Fahrenheit and at Desert Peak 2 is 340 degrees Fahrenheit.

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

Resource Cooling

Approximately four degrees Fahrenheit per year was historically observed at Brady, and two degrees Fahrenheit was observed in 2013. The temperature decline at Desert Peak is approximately two degrees Fahrenheit per year. At Desert Peak, two formally idle wells were connected for injection and two former injection were shut in to reduce the rate of cooling.

Sources of Makeup Water	Condensed steam is used for makeup water.

Power Purchaser	Brady power plant — Sierra Pacific Power Company. Desert Peak 2 power plant — Nevada Power Company.

PPA Expiration Date	Brady power plant — 2022. Desert Peak 2 power plant — 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction in the case of Brady, and OPC Transaction in the case of Desert Peak 2.

Don A. Campbell Project

Location	Mineral County, Nevada

Generating Capacity	19 MW

Number of Power Plants	One

Technology	The Don A. Campbell power plant utilizes an air cooled binary system.

Subsurface Improvements	Five production wells and three injection wells are connected to the plant.

Material Equipment	One air cooled OEC unit with the Balance of Plant equipment.

Age	The power plant is in its second year of operation.

Land and Mineral Rights	The Don A. Campbell area is comprised of BLM leases.

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

The temperature of the resource is approximately 262 degrees Fahrenheit.

Resource Cooling	From the beginning of operation the temperature is stable.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	SCPPA

PPA Expiration Date	2034

Financing	Corporate funds and cash grant that we received from the U.S. Treasury.

Supplemental Information

In February 2015, we signed a definitive agreement with Northleaf under which we established a new company, ORPD LLC, that will own Puna Complex, Don A. Campbell, OREG 1, OREG 2, OREG 3 power plants and Northleaf will acquire an approximately 40% equity interest in ORPD LLC. The agreements will be in effect at closing expected in the first quarter of 2015, subject to customary closing conditions. Discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

Heber Complex

Location	Heber, Imperial County, California

Generating Capacity	92 MW (See supplemental information below).

Number of Power Plants	Five (Heber 1, Heber 2, Heber South, Gould 1 and Gould 2).

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

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The resource supplying the flash flowing Heber 1 wells averages 347 degrees Fahrenheit. The resource supplying the pumped Heber 2 wells averages 317 degrees Fahrenheit.

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

Resource Cooling	An average of one degree Fahrenheit per year was observed during the past 20 years of production.

Sources of Makeup Water	Water is provided by condensate and by the IID.

Power Purchaser	Two PPAs with Southern California Edison and one PPA with SCPPA.

PPA Expiration Date	Heber 1 — 2015, Heber 2 — 2023, and Heber South — 2031. The output from the Gould 1 and Gould 2 power plants is sold under the PPAs of Southern California Edison and SCPPA.

Financing	OrCal Senior Secured Notes and ORTP Transaction.

Supplemental Information	In 2013, we entered into a new PPA with SCPPA, which will replace the current Heber 1 PPA with Southern California Edison upon the expiration of the current PPA expected at the end of 2015.

In 2012, we drilled a new well as an upgrade project for the Heber 1 area to make better use of the available resource. We drilled two additional wells in 2013 and four old wells were decommissioned. In 2015, we intend to drill one more well and perform upgrades to surface equipment. At the end of this process, we expect the capacity of the complex to reach 92MW.

Jersey Valley Power Plant

Location	Pershing County, Nevada

Generating Capacity	10 MW (see supplemental information below).

Number of Power Plants	One

Technology	The Jersey Valley power plant utilizes an air cooled binary system.

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

Resource Information

The Jersey Valley geothermal reservoir consists of a small high-permeability area surrounded by a large low-permeability area. The high-permeability area has been defined by wells drilled along an interpreted fault trending west-northwest. Static water levels are artesian; two of the wells along the permeable zone have very high productivities, as indicated by Permeability Index (PI) values exceeding 20 gpm/psi. The average temperature of the resource is 320 degrees Fahrenheit.

Resource Cooling	The rate of cooling was six degree Fahrenheit in 2014.

Power Purchaser	Nevada Power Company

PPA Expiration Date	2032

Financing	Corporate funds and ITC cash grant from the U.S. Treasury.

Once the Jersey Valley power plant reaches certain operational targets and meets other conditions precedent, we have the ability to borrow additional funds under the OFC 2 Senior Secured Notes.

Supplemental Information

In 2014, we increased the injection capacity of the Jersey Valley power plant, which has been limiting generation in its early years. Following the work we believe the power plant can operate at a stable capacity of 10MW.

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

The produced fluid has no scaling potential.

Resource Cooling	In the last two years the temperature has stabilized and there is no notable decline, although one degree Fahrenheit per year was observed during the prior 20 years of production.

Power Purchaser	G1 and G3 - PG&E and G2 -Southern California Edison.

PPA Expiration Date	G-1 and G-3 — 2034, G-2 and— 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction.

Supplemental Information	In 2012, we entered into two new PPAs with PG&E, which replaced the current G-1 (December 2013) and G-3 PPAs (April 2013) with Southern California Edison.

In January 2014, we announced that we completed the scope of work needed to bring the G1 geothermal power plant to full capacity. The plant reached commercial operation under the new PPA with PG&E and now receives the full commercial rate defined in the PPA.

McGinness Hills Complex

Location	Lander County, Nevada

Generating Capacity	72 MW

Number of Power Plants	Two

Technology	The McGinness Hills complex utilizes an air cooled binary system.

Subsurface Improvements	10 production wells and five injection wells are connected to the power plant.

Material Equipment	Six air cooled OEC units with the Balance of Plant Equipment.

Age	The first phase commenced commercial operation on July 1, 2012, and the second phase on February 1, 2015.

Land and Mineral Rights	The McGinness Hills area is comprised of private and BLM leases.

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

The average temperature of the resource is approximately 335 degrees Fahrenheit.

Resource Cooling	The temperature has been stable since the first phase began operation with no notable cooling.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company

PPA Expiration Date	2033

Financing	OFC 2 Senior Secured Notes and ITC cash grant from the U.S. Treasury.

North Brawley Power Plant

Location	Imperial County, California

Generating Capacity	18 MW (See supplemental information below)

Number of Power Plants	One

Technology	The North Brawley power plant utilizes a water-cooled binary system.

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

We plan to continue to sell the generated power from the North Brawley plant to Southern California Edison under the existing PPA at a capacity level of approximately 18 MW. We intend to refrain from additional capital investment to expand the capacity and reduce the operational costs of the North Brawley power plant until further geological analysis is completed and/or a higher energy rate will be secured.

During the fourth quarter of 2012, we recognized an impairment charge of $229.1 million for this plant.

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

Supplemental Information

In February 2015, we signed a definitive agreement with Northleaf under which we established a new company, ORPD LLC, that will own Puna Complex, Don A. Campbell, OREG 1, OREG 2, OREG 3 power plants and Northleaf will acquire an approximately 40% equity interest in ORPD LLC. The agreements will be in effect at closing expected in the first quarter of 2015, subject to customary closing conditions. Discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

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

Supplemental Information

In February 2015, we signed a definitive agreement with Northleaf under which we established a new company, ORPD LLC, that will own Puna Complex, Don A. Campbell, OREG 1, OREG 2, OREG 3 power plants and Northleaf will acquire an approximately 40% equity interest in ORPD LLC. The agreements will be in effect at closing expected in the first quarter of 2015, subject to customary closing conditions. Discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”

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

Supplemental Information

In February 2015, we signed a definitive agreement with Northleaf under which we established a new company, ORPD LLC, that will own Puna Complex, Don A. Campbell, OREG 1, OREG 2, OREG 3 power plants and Northleaf will acquire an approximately 40% equity interest in ORPD LLC. The agreements will be in effect at closing expected in the first quarter of 2015, subject to customary closing conditions. Discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”

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

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The resource temperature is an average of 304 degrees Fahrenheit. Production is from sandstones.

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

Supplemental Information

Following the Hurricane Iselle that hit the Big Island of Hawaii in August 2014, we were required to temporarily shut down our Puna power plant. As a result, one of the production wells did not fully recover and the plant lost approximately 5MW. We started the drilling of a sixth production well and the conversion of one of the drilled wells into an injection well.

The pricing for the energy that is sold from the Puna complex is as follows:

	•	For the first on-peak 25 MW, the energy price has not changed from HELCO avoided cost.

	•	For the next on-peak 5 MW, the price has changed from a diesel-based price to a flat rate of 11.8 cents per kWh escalated by 1.5% per year.

	•	For the new on-peak 8 MW, the price is 9 cents per kWh for up to 30,000 MWh/year and 6 cents per kWh above 30,000 MWh/year, escalated by 1.5% per year.

	•	For the first off-peak 22 MW the energy price has not changed from avoided cost.

The off-peak energy above 22 MW is dispatchable:

	1.	For the first off-peak 5 MW, the price has changed from diesel-based price to a flat rate of 11.8 cents per kWh escalated by 1.5% per year.

	2.	For the energy above 27 MW (up to 38 MW) the price is 6 cents per kWh, escalated by 1.5% per year.

The capacity payment for the first 30 MW remains the same ($160 kW/year for the first 25 MW and $100.95 kW/year for the additional 5 MW). For the new 8MW power plant the annual capacity payment is $2 million.

We signed a definitive agreement with Northleaf under which we established a new company, ORPD LLC, that owns Puna Complex, Don A. Campbell, OREG 1, OREG 2, OREG 3 power plants and Northleaf will acquire an approximately 40% equity interest in ORPD LLC. The agreements will be in effect at closing expected in the first quarter of 2015, subject to customary closing conditions. Discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

Steamboat Complex

Location	Steamboat, Washoe County, Nevada

Generating Capacity	73 MW

Number of Power Plants	Six (Steamboat 2 and 3, Burdette (Galena 1), Steamboat Hills, Galena 2 and Galena 3).

Technology	The Steamboat complex utilizes a binary system (except for Steamboat Hills, which utilizes a single flash system). The complex uses air and water cooling systems.

Subsurface Improvements

24 production wells and nine injection wells connected to the plants through a gathering system. We intend to tie into the plant in 2015 one new production well and one new injection well that were drilled in 2014.

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

Resource Cooling

Historically, the resource temperature declined at two degrees Fahrenheit per year, however, since the expansion of the complex, the rate of decline has been approximately five degrees Fahrenheit per year (see “Supplemental Information” below).

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

Supplemental information

In an attempt to increase the output of the plant we have acquired land adjacent to the complex and are evaluating a resource development program on that land. Tracer tests and reservoir modeling showed that three injection wells were causing most of the cooling. We shut down these wells and a new injection well was drilled in 2014 in the new land which we expect will reduce the complex cooling. We are planning to further optimize the field in 2015 to reduce the cooling and maximize power output.

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

The resource temperature averages 339 degrees Fahrenheit.

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

The generated electricity is sold at the plant fence. The transmission line is owned by INDE.

Resource Information	The resource temperature is an average of 524 degrees Fahrenheit.

The Amatitlan geothermal area is located on the north side of the Pacaya Volcano at approximately 5,900 feet above sea level.

Hot fluid circulates up from a heat source beneath the volcano, through deep faults to shallower depths, and then cools as it flows horizontally to the north and northwest to hot springs on the southern shore of Lake Amatitlan and the Michatoya River Valley.

Resource Cooling	Approximately two degrees Fahrenheit per year.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchasers	INDE and another local purchaser.

PPA Expiration Date	The PPA with INDE expires in 2028.

Financing	Senior secured project loan from TCW Global Project Fund II, Ltd., which we repaid in full in September 2014. Currently, we are looking to finance the project with financial institution.

Olkaria III Complex (Kenya)

Location	Naivasha, Kenya

Generating Capacity	110 MW

Number of Power Plants	Four (Olkaria III Phase 1 and Olkaria III Phase 2, together Plant 1, Plant 2 and Plant 3).

Technology	The Olkaria III complex utilizes an air cooled binary system.

Subsurface Improvements	16 production wells and four injection wells connected to the plants through a gathering system.

Major Equipment	11 OEC units together with the Balance of Plant equipment.

Age	Plant 3 commenced commercial operation in January 2014 and plant 2 in April 2013. The first phase of Plant 1commenced operation in 2000 and the second phase in 2009.

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

Supplemental Information

We recently signed an amended and restated PPA with KPLC, Under the terms of the PPA, we expect to increase the generating capacity of the complex by 24 MW, bringing the complex’s total capacity to 134 MW. The fourth plant is expected to come on line in the second half of 2016 and to sell electricity under a 20 years PPA with KPLC

Zunil Power Plant (Guatemala)

Location	Zunil, Guatemala

Generating Capacity	24 MW

Number of Power Plants	One

Technology	The Zunil power plant utilizes an air cooled binary system.

Subsurface	Six production wells and two injection wells are connected to the plant through a gathering system.

Major Equipment	Seven OEC units together with the Balance of Plant equipment.

Age	The plant commenced commercial operation in 1999.

Land and Mineral Rights	The land owned by the plant includes the power plant, workshop and open yards for equipment and pipes storage.

Pipelines for the gathering system transit through a local agricultural area’s right of way acquired by us.

The geothermal wells and resource are owned by INDE.

Our produced power is sold at our property line; power transmission lines are owned and operated by INDE.

Resource Information

The Zunil geothermal reservoir is hosted in Tertiary volcanic rocks which include overly fractured granodiorite. Production wells produce a reservoir from 536-572 degrees Fahrenheit to a depth of approximately 2,860-4,300 feet. A shallow steam cap exists in the production area of the field, and most of the wells produce high enthalpy fluid due to the presence of two-phase conditions in their feed zones. The wells target northwest- and northeast-trending fractures for permeability. These fractures are also thought to control upwelling from the volcanically-heated source. The upwelling fluids form a steam cap, and fluids and steam reach the surface along fractures, forming springs and fumaroles throughout the geothermal field.

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

Currently, the power plant generates approximately 9.5 MW due to lack of sufficient geothermal resource supply. We plan to improve the heat supply to gradually increase generation, subject to monitoring and assessment of the geothermal reservoir. We expect that this improvement and the increase in tariff will increase the energy portion of revenues. We plan to drill a new production well in 2015 that we expect will increase output by 5 MW to 10 MW.

According to the PPA amendment, payments for the Zunil plant will be made as follows:

1.	Capacity payment:

	a.	Until 2019, the capacity payment will be calculated based on 24 MW capacity regardless of the actual performance of the power plant.

	b.	From 2019 and onwards, the capacity payment will be based on actual delivered capacity and the capacity rate will be reduced.

2.	Energy payment:

	a.	From January 2014 until 2034, the energy payment will include a geothermal field O&M rate based on actual delivered energy in addition to the energy rate on actual delivered energy.

	b.	From 2019 and onwards, the energy rate on delivered energy will increase and will compensate the reduction in capacity price.

Projects under Construction

We are in varying stages of construction of projects, some of them we fully released and are in different stages of construction and two projects are each in an initial stage of construction.

The following is a description of projects in Nevada, Kenya and Indonesia with an expected total generating capacity of approximately 86 MW that were released and are in different stages of construction.

Don. A. Campbell Phase 2 (U.S.)

Location	Mineral County, Nevada

Projected Generating Capacity	19 MW

Projected Technology	Phase 2 power plant will utilize a binary system.

Condition	Field development and construction have begun

Land and Mineral Rights	The Don A. Campbell area is comprised of BLM leases.

Since we declared commercial operation of Don A. Campbell phase 1, the leases are held by production, as described above in “Description of Our Leases and Lands”.

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

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	The PPA for this power plant is in approval process of the off-taker

Financing	Corporate funds

Projected Operation	First quarter-2016

Supplemental Information

In February 2015, we signed a definitive agreement with Northleaf under which we established a new company, ORPD LLC, that will own Puna Complex, Don A. Campbell, OREG 1, OREG 2, and OREG 3 power plants and Northleaf will acquire an approximately 40% equity interest in ORPD LLC. Once Don A. Campbell phase 2 is completed and tested it will be added to ORPD LLC at a price agreed upon with Northleaf. The agreements will be in effect at closing expected in the first quarter of 2015, subject to customary closing conditions. The agreements are discussed in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

Olkaria III – Plant 4 (Kenya)

Location	Naivasha, Kenya

Projected Generating Capacity	24MW

Projected Technology	Plant 4 will utilize an air cooled binary system.

Condition	Field development of Plant 4 is in its final stage and site construction has started

Subsurface Improvement	Two new production wells are planned to be drilled.

Land and Mineral Rights	The total Olkaria III area is comprised of government leases. See description above under “Olkaria III Complex”.

Resource Information	The Olkaria III geothermal field is on the west side of the greater Olkaria geothermal area located within the Rift Valley at approximately 6,890 feet above sea level.

Hot geothermal fluids rise up from deep in the northeastern portion of the concession area through low permeability at a shallow depth to a high productivity two-phase region from 3,280 to 4,270 feet above sea level.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchaser	20 years from COD of Plant 4.

Financing	Corporate finance

Projected Operation	Second half of 2016

Supplemental Information

We amended and restated the existing PPA with KPLC. The amended and restated PPA provides for the construction of a new 24 MW power plant bringing the complex's total capacity to 134 MW. Two new production wells are planned to be drilled.

Sarulla (Indonesia)

Location	Tapanuli Utara North Sumatra, Indonesia. One site is located in Silangkitan (SIL) and the two other sites in Namura I Langit (NIL) area.

Ownership	Sarulla Operation LTD (SOL) is a consortium consists of Medco Energi Internasional Tbk,Itochu Corporation, Kyushu Electric Power Co. Inc., and one of our wholly owned subsidiaries that hold 12.75% interest.

Projected Generating Capacity	Approximately 330 MW

Projected Technology	Integrated Geothermal Combined Cycle Unit comprised of 3 back pressure steam turbines and 18 OEC units.

Condition	Field development is ongoing. Engineering, procurement and Construction are in progress. Infrastructure work has completed.

Land and Mineral Rights	All land for the project was acquired.

Resource Information	Two field areas, NIL and SIL host a liquid-dominated system. Previously drilled wells have temperatures from 275°C to 310°C. Flow tests of the first SOL partnership well, N2n-1, predict 22 NMW single well capacity with 751 T/hr total flow and 125 T/hr steam flow at 12.5 bar and 1126 kJ/kg. Both fields are within a tectonic half graven adjacent to the Great Sumatran Fault. In addition to highly encouraging drilling results, extensive surface manifestations, including fumaroles, boiling hot springs, and alteration, highlight an extensive area of productivity.

Access to Property	Access to property for the project has been secured

Power Purchaser	30-year Energy Sales Contract with PT PLN (the state electric utility)

Financing	In May, 2014, the consortium reached financial closing of $1.17 billion to finance the development of the project with a consortium of lenders comprised of Japan Bank for International Cooperation (“JBIC”), the Asian Development Bank and six commercial banks and obtained construction and term loan under limited recourse financing package backed by political risk guarantee from JBIC.

Projected Operation	The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter.

Supplemental Information	The Sarulla project will be owned and operated by the consortium members under the framework of a JOC and ESC. Under the JOC, PT Pertamina Geothermal Energy (PGE), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years.

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

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Power Purchaser	We have not executed a PPA.

Financing	Corporate funds.

Projected Operation	To be determined.

Supplemental Information	Permitting documentation for the power plant was completed; however, we are still experiencing delays in the permitting process for the transmission line.

CD4 Project (Mammoth Complex) (U.S.)

Location	Mammoth Lakes, California

Projected Generating Capacity	30 MW

Projected Technology	The CD4 power plant will utilize an air cooled binary system.

Condition	Initial stage of construction.

Subsurface Improvements	We have completed one production well and one injection well. Continued drilling is subject to receipt of additional permits.

Land and Mineral Rights	The total Mammoth area is comprised mainly of BLM leases, which are held by production and are the subject of a unitization agreement.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The expected average temperature of the resource cannot be estimated as field development has not been completed yet.

Power Purchaser	We have not executed a PPA.

Financing	Corporate funds.

Projected Operation	To be determined.

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

Future Projects

Projects under Various Stages of Development

We also have projects under various stages of development in the United States, Kenya, and Honduras. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria.

The following is a description of the projects currently under various stages of development and for which we are able to estimate their expected generating capacity. Upon completion of these projects, the generating capacity of the geothermal projects would be up to approximately 58 MW (representing our interest). However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2015.

e-Bay REG Project (U.S.)

 In September 2013, we entered a Joint Development Agreement with eBay Inc. The Joint Development Agreement allows Ormat and eBay Inc. to advance negotiations on a 20-year term contract and begin preliminary development work to supply cleaner electricity to eBay Inc.'s new Salt Lake City-based data center.

Platanares Project (Honduras)

In December 2013, we completed the asset acquisition of the Geotérmica Platanares geothermal project in Honduras from ELCOSA, a privately owned Honduran energy company, upon satisfaction of the required conditions precedent. We will hold the assets, including the project’s wells, land, permits and a PPA for up to 35 MW with ENEE, the national utility of Honduras, under a BOT structure for 15 years from commercial operation of the first phase. Under certain circumstances the agreement can be extended by up to one year.

Platanares is a late-stage development geothermal project whose previous owners conducted exploration work. Once the well field is appraised, we will determine the expected capacity and begin construction on the first phase anticipated to be approximately 18 MW and to reach commercial operation in 2017.

Menengai Project (Kenya)

On November 3, 2014, our majority owned Kenyan subsidiary (the Project Company) owned by Ormat (51%), Symbion Power LLC (24.5%) and Civicon Ltd. (24.5%),signed a 25-year PPA with Kenya Power and Lightning Co. Ltd. (KPLC) and a project implementation and steam supply agreement (PISSA) with Geothermal Development Company (GDC) for the 35MW Menengai geothermal project in Kenya.

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

Exploration Prospects

We have a substantial land position that is expected to support future development on which we have started or plan to start exploration activity. Our land position is comprised of various leases and private land for geothermal resources of approximately 284,678 acres in 27 prospects including the following:

Nevada [12]

1.	Aqua Quieta	Completed exploration studies;

2.	Argenta	Under exploration studies;

3.	Baltazar	Completed exploration studies;

4.	Beowawe	Under exploration studies;

5.	Dixie Hope	Under exploratory drilling

6.	Edwards Creek	Under exploratory drilling;

7.	Hycroft	Under exploration studies;

8.	North Valley	Under exploration studies;

9.	South Jersey	Lease acquired but no further action has yet been taken;

10.	Trinity	Under exploration studies;

11.	Tungsten Mountain	Under exploratory drilling; and

12.	Tuscarora	Completed exploration studies.

California [4]

1.	East and North Brawley	Deep resource lease acquired but no further action has yet been taken;

2.	Glamis	Lease acquired but no further action has yet been taken;

3.	Rhyolite Plateau	Lease acquired but no further action has yet been taken; and

4.	Truckhaven	Under exploration studies.

Hawaii [3]

1.	Kona	Under exploration studies.

2.	Kula	Lease acquired but no further action has yet been taken; and

3.	Ulupalakua (Maui)	Completed exploration studies.

Oregon [3]

1.	Glass Buttes — Midnight Point	Started exploratory drilling;

2.	Newberry — Twilight	Started exploratory drilling; and

3.	Lakeview/ Goose Lake	Completed exploration studies.

Utah [1]

1.	Whirlwind Valley	Under exploration studies.

New Mexico [1]

1.	Rincon	Completed exploration studies.

Guatemala [2]

1.	Amatitlan Phase II	Exploration studies underway and are subject to acquisition of additional land; and

2.	Tecumburu	Under exploration studies.

New Zealand [1]

1.	Tikitere	Signed BOT agreement; exploratory drilling is pending resource consent acceptance

In addition, we have exploration concessions for geothermal resources of approximately 144,000 acres in the following prospects:

Chile [3]

1.	Mariman	Under exploration studies;

2.	Quinohuen	Under exploration studies; and

3.	Sollipulli	Under exploration studies.

We also have an option to enter into geothermal leases covering more than 44,000 acres under a lease option agreement with Weyerhaeuser Company and agreement to conduct exploration activity at Warm Springs Tribe. We are currently exploring the following prospects:

Oregon [2]

1.	Winema	Started exploration studies; and

2.	Warm Springs Tribe	Started exploration studies.

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

Backlog

We have a product backlog of approximately $325.8 million as of February 26, 2015, which includes revenues for the period between January 1, 2015 and February 19, 2015, compared to $165.0 million as of February 26, 2014, which included revenues for the period between January 1, 2014 and February 15, 2014.

The following is a breakdown of the Product Segment backlog as of February 26, 2015 (dollars in millions):

	Expected Completion of the Contract	Sales Expected to be Recognized in 2015	Sales Expected to be Recognized in the years following 2015	Expected Until End of Contract

Geothermal	2017	148.7 - 156.9	130.9 - 139.1	$282.8
Recovered Energy	2016	18.2 - 19.3	3.2 - 4.3	22.5
Remote Power Units	2016	7.4 - 7.8	2.3 - 2.7	10.1
Other	2017	5.7 - 6.0	4.4 - 4.7	10.4
Total		180.0 - 190.0	140.8 - 150.8	325.8

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

Product Segment

Our competitors among power plant equipment suppliers are divided into: high enthalpy and low enthalpy competitors. The main high enthalpy competitors are industrial steam turbine manufacturers such as Mitsubishi Hitachi Power Systems, Fuji Electric Co., Ltd. and Toshiba of Japan, GE/Nuovo Pignone brand and Ansaldo Energia of Italy.

The low enthalpy competitors are either binary systems manufacturers using the Organic Rankine Cycle such as Fuji Electric Co., Ltd of Japan, Atlas Copco Company, Exergy of Italy, and Mitsubishi Hitachi Power Systems (which acquired Turboden). While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity (which is in excess of 90%), an increase in competition, which we are currently experiencing, has started to impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to a reduction in the prices that we are able to charge for our binary equipment, which in turn may impact our profitability.

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

Customers

All of our revenues from the sale of electricity in the year ended December 31, 2014 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental and private utility entities. Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), HELCO, and SCPPA accounted for 13.5%, 16.5%, 8.0% and 3.9% of revenues, respectively, for the year ended December 31, 2014. Based on publicly available information, as of December 31, 2014, the issuer ratings of Southern California Edison, HELCO, Sierra Pacific Power Company, Nevada Power Company, and SCPPA were as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB+ (stable outlook)	A2 (stable outlook)
HELCO	BBB- (Watch)	Baa1(stable outlook)
Sierra Pacific Power Company	BBB+ (stable outlook)	Baa1 (stable outlook)
Nevada Power Company	BBB+ (stable outlook)	Baa1 (stable outlook)
SCPPA	A- (Negative outlook)	Aa3 (stable outlook)
Pacific, Gas and Electric	BBB (Negative outlook)	A3 (stable outlook)

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

Employees

As of December 31, 2014, we employed 1,095 employees, of which 471 were located in the United States, 515 were located in Israel and 109 were located in other countries. We expect that future growth in the number of our employees will be mainly attributable to the purchase and/or development of new power plants.

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

Insurance

We maintain business interruption insurance, casualty insurance, including flood, volcanic eruption and earthquake coverage, and primary and excess liability insurance, control of wells, as well as customary worker’s compensation and automobile, marine transportation insurance and such other commercial insurance, if any, as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas or as may be required by any of our PPAs, or any lease, financing arrangement, or other contract. To the extent any such casualty insurance covers both us and/or our power plants, and any other person and/or plants, we generally have specifically designated as applicable solely to us and our power plants “all risk” property insurance coverage in an amount based upon the estimated full replacement value of our power plants (provided that earthquake, volcanic eruption and flood coverage may be subject to annual aggregate limits depending on the type and location of the power plant) and business interruption insurance in an amount that also varies from power plant to power plant.

We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries. Political risk insurance policies are generally issued by entities which specialize in such policies, such as MIGA (a member of the World Bank Group), or by private sector providers, such as Lloyd Syndicates, Zurich Emerging Markets and other such companies. To date, all of our political risk insurance contracts are with the Multilateral Investment Guarantee Agency and with Zurich Emerging Markets. Currently we hold such insurance for all of our foreign power plants in operation, and for the Sarulla project, which is under construction. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, approximately 90% of our losses derived from a specified governmental act, such as confiscation, expropriation, riots, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements with governmental entities.

Regulation of the Electric Utility Industry in the United States

The following is a summary overview of the electric utility industry and applicable federal and state regulations, and should not be considered a full statement of the law or all issues pertaining thereto.

PURPA

PURPA provides the owners of power plants certain benefits described below, if a power plant is a “Qualifying Facility”. A small power production facility is a Qualifying Facility if: (i) the facility does not exceed 80 MW; (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and at least 75% of the total energy input of the facility is from these sources, and fossil fuel input is limited to specified uses; and (iii) the facility, if larger than one megawatt, has filed with FERC a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status, that has been granted. The 80 MW size limitation, however, does not apply to a facility if (i) it produces electric energy solely by the use, as a primary energy input, of solar, wind, waste or geothermal resources; and (ii) an application for certification or a notice of self-certification of qualifying status of the facility was submitted to the FERC prior to December 21, 1994, and construction of the facility commenced prior to December 31, 1999.

FERC's regulations under PURPA exempt owners of small power production Qualifying Facilities that use geothermal resources as their primary source and other Qualifying Facilities that are 30 MW or under in size from regulation under the PUHCA 2005, from many provisions of the FPA and from state laws relating to the financial, organization and rate regulation of electric utilities.

With respect to the FPA, FERC's regulations under PURPA do not exempt from the rate provisions of the FPA sales of energy or capacity from Qualifying Facilities larger than 20 MW in size that are made (a) pursuant to a contract executed after March 17, 2006 that is not a contract made pursuant to a state regulatory authority’s implementation of PURPA or (b) not pursuant to another provision of a state regulatory authority’s implementation of PURPA. The practical effect of these regulations is to require owners of Qualifying Facilities that are larger than 20 MW in size to obtain market-based rate authority from FERC if they seek to sell energy or capacity other than pursuant to a contract executed before March 17, 2006 pursuant to a state regulatory authority’s implementation of PURPA or pursuant to a provision of a state regulatory authority’s implementation of PURPA. Until that contract expires, is terminated or is materially modified, a Qualifying Facility, under a PURPA contract executed prior to March 17, 2006, will not be required to file for market based rates.

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

PUHCA

Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission or costs incurred by a jurisdictional utility in the same holding company system. However, if a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC under PUHCA 2005. Qualifying Facilities that make only wholesale sales of electricity are not subject to state commissions’ rate regulations and, therefore, in all likelihood would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005 as long as the Qualifying Facility is not part of a holding company system that includes a utility subject to regulation in that state.

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

The second category of permitting focuses on the installation and use of the geothermal wells themselves. Geothermal projects typically have three types of wells: (i) exploration wells designed to define and verify the geothermal resource, (ii) production wells to extract the hot geothermal liquids (also known as brine) for the power plant, and (iii) injection wells to inject the brine back into the subsurface resource. For example, in Nevada and on BLM lands, the well permits take the form of geothermal drilling permits for well installation. Approvals are also required to modify wells, including for use as production or injection wells. For all wells drilled in Nevada, a geothermal drilling permit must be obtained from the Nevada Division of Minerals. Those wells in Nevada to be used for injection will also require Underground Injection Control permits from the Nevada Division of Environmental Protection. Geothermal wells on private lands in California require drilling permits from the California Department of Conservation’s DOGGR. The eventual designation of these installed wells as individual production or injection wells and the ultimate closure of any wells is also reviewed and approved by DOGGR pursuant to a DOGGR-approved Geothermal Injection Program.

A third category of permits involves the regulation of potential air emissions associated with the construction and operation of wells and power plants and surface water discharges associated with construction and operations activities. Generally, each well and plant requires a preconstruction air permit and storm water discharge permit before earthwork can commence. In addition, in some jurisdictions the wells that are to be used for production require and those used for injection may require air emissions permits to operate. Internal combustion engines and other air pollutant emissions sources at the projects may also require air emissions permits. For our projects, these permits are typically issued at the state or county level. Permits are also required to manage storm water during project construction and to manage drilling muds from well construction, as well as to manage certain discharges to surface impoundments, if any.

A fourth category of permits, that are required in both California and Nevada, includes ministerial permits such as building and permits hazardous materials storage and management permits and pressure vessel operating permits. We are also required to obtain water rights permits in Nevada. In addition to permits, there are various regulatory plans and programs that are required, including risk management plans (federal and state programs) and hazardous materials management plans (in California).

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

As of the date of this report, all of the material environmental permits and approvals currently required for our operating power plants have been obtained. We are currently experiencing regulatory delays in obtaining various environmental permits and approvals required for projects in development and construction. These delays may lead to increases in the time and cost to complete these projects. Our operations are designed and conducted to comply with applicable environmental permit and approval requirements. Non-compliance with any such requirements could result in fines and penalties, and could also affect our ability to operate the affected project.

Environmental Laws and Regulations

Our facilities are subject to a number of environmental laws and regulations relating to development, construction and operation. In the United States, these may include the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws and regulations.

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

Our financial performance depends on the successful operation of our subsidiaries’ geothermal and REG power plants. In connection with such operations, we derived approximately 68.3% of our total revenues for the year ended December 31, 2014 from the sale of electricity. The cost of operation and maintenance and the operating performance of our subsidiaries’ geothermal power and REG plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

●	regular and unexpected maintenance and replacement expenditures;

●	shutdowns due to the breakdown or failure of our equipment or the equipment of the transmission serving utility;

●	labor disputes;

●	the presence of hazardous materials on our power plant sites;

●	continued availability of cooling water supply;

●

catastrophic events such as fires, explosions, earthquakes, landslides, floods, releases of hazardous materials, severe weather storms, or similar occurrences affecting our power plants or any of the power purchasers or other third parties providing services to our power plants; and

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

Our primary business involves the exploration, development, and operation of geothermal energy resources. These activities are subject to uncertainties that, in certain respects, are similar to those typically associated with oil and gas exploration, development, and exploitation, such as dry holes, uncontrolled releases, and pressure and temperature decline. Any of these uncertainties may increase our capital expenditures and our operating costs, or reduce the efficiency of our power plants. We may not find geothermal resources capable of supporting a commercially viable power plant at exploration sites where we have conducted tests, acquired land rights, and drilled test wells, which would adversely affect our development of geothermal power plants. Further, since the commencement of their operations, several of our power plants have experienced geothermal resource cooling uncontrolled flow and/or reservoir pressure decline in the normal course of operations. For example, some of Brady’s production wells have cooled significantly due to breakthrough from injection wells. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal power plants depends on different factors directly related to the geothermal resource (such as the temperature, pressure, storage capacity, transmissivity, and recharge) as well as operational factors relating to the extraction or reinjection of geothermal fluids. For example, at our North Brawley power plant, instability of the sands and clay in the geothermal resource and variability in the chemical composition of the geothermal fluid have all combined to increase our capital expenditures for the plant, as well as our ongoing operating expenses, and have so far prevented the plant from operation at its intended design capacity. In our North Brawley power plant in 2014 we also experienced an uncontrolled flow in one of the production wells that caused to a reduction in generation and increased costs. Our geothermal energy power plants may also suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time.

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

Additionally, active geothermal areas, such as the areas in which our power plants are located, are subject to frequent low-level seismic disturbances, volcanic eruptions and lava flows. Serious seismic disturbances, volcanic eruptions and lava flows are possible and could result in damage to our power plants or equipment or degrade the quality of our geothermal resources to such an extent that we could not perform under the PPA for the affected power plant, which in turn could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, volcanic eruptions and lava flows, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances, volcanic eruptions and lava flows.

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

Currently, we have projects and prospects under exploration, development or construction in the United States, Kenya, Chile, Guatemala, New Zealand, Honduras and Indonesia, and we intend to pursue the expansion of some of our existing plants and the development of other new plants. Our completion of these facilities is subject to substantial risks, including:

●	unanticipated cost increases;

●	shortages and inconsistent qualities of equipment, material and labor;

●	work stoppages;

●	inability to obtain permits and other regulatory matters;

●	failure by key contractors and vendors to timely and properly perform, including where we will use equipment manufactured by others;

●	failure by key suppliers to provide steam for electricity generation including in the Menengai project in Kenya where the steam will be provided by others.

●	inability to secure the required transmission capacity;

●	adverse environmental and geological conditions (including inclement weather conditions); and

●	our attention to other projects, including those in the solar energy sector.

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

Market conditions (including those described in the immediately preceding risk factor) and other factors may not permit future project and acquisition financings on terms similar to those our subsidiaries have previously received. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets (as discussed above), investor confidence, the continued success of current power plants, the credit quality of the power plants being financed, the political situation in the country where the power plant is located, and the continued existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our power plants on a substantially non-recourse or limited recourse basis, we may have to finance them using recourse capital such as direct equity investments or the incurrence of additional debt by us.

Also, in the absence of favorable financing options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospects.

Our use of joint ventures may limit our flexibility with jointly owned investments.

We have entered into an agreement to sell minority equity interests in three of our consolidated subsidiaries, through which we hold a large number of our domestic geothermal power plants and recovered energy generation plants, to different third parties. We may continue in the future to develop and/or acquire and/or hold properties in joint ventures with other entities when circumstances warrant the use of these structures. Ownership of assets in joint ventures is subject to risks that may not be present with other methods of ownership, including:

●

we could experience an impasse on certain decisions because we do not have sole decision-making authority, which could require us to expend additional resources on resolving such impasses or potential disputes, including litigation or arbitration;

●

our joint venture partners could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments in the projects that are owned by the joint ventures, which could affect decisions about future capital expenditures, major operational expenditures and retirement of assets, among other things;

●	our ability to transfer our interest in a joint venture to a third party may be restricted and the market for our interest may be limited;

●

our joint venture partners may be structured differently than us for tax purposes, and this could impact our ability to fully take advantage of federal tax incentives available for renewable energy projects;

●

our joint venture partners might become bankrupt, fail to fund their share of required capital contributions or fail to fulfill their obligations as a joint venture partner, which may require us to infuse our own capital into the venture on behalf of the partner despite other competing uses for such capital; and

●	our joint venture partners may have competing interests in our markets and investments in companies that compete directly or indirectly with us that could create conflict of interest issues.

Our international operations expose us to risks related to the application of foreign laws, taxes, economic conditions, labor supply and relations, political conditions, and policies of foreign governments, any of which may adversely affect our business, financial condition, future results and cash flow.

We have substantial operations outside of the United States, both in our Electricity Segment and our Product Segment. Our foreign operations are subject to regulation by various foreign governments and regulatory authorities and are subject to the application of foreign laws. Such foreign laws or regulations may not provide the same type of legal certainty and rights, in connection with our contractual relationships in such countries, as are afforded to our operations in the United States, which may adversely affect our ability to receive revenues or enforce our rights in connection with our foreign operations. Furthermore, existing laws or regulations may be amended or repealed, and new laws or regulations may be enacted or issued. In addition, the laws and regulations of some countries may limit our ability to hold a majority interest in some of the power plants that we may develop or acquire, thus limiting our ability to control the development, construction and operation of such power plants, or our ability to import our products into such countries. Our foreign operations are also subject to significant political, economic and financial risks, which vary by country, and include:

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

A significant portion of our electricity revenue is attributed to payments made by power purchasers under PPAs. The failure of any such power purchaser to perform its obligations under the relevant PPA or the loss of a PPA due to a default would reduce our net income and could materially and adversely affect our business, financial condition, future results and cash flow.

A significant portion of our revenue is attributed to our electricity revenues derived from power purchasers under the relevant PPAs. There is a risk that any one or more of the power purchasers may not fulfill their respective payment obligations under their PPAs. If any of the power purchasers fails to meet its payment obligations under its PPAs, it could materially and adversely affect our business, financial condition, future results and cash flow.

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

Under the PPAs of our Burdette (Galena 1), Desert Peak 2, Galena 2, Galena 3, Jersey Valley, McGinness Hills, Tuscarora North Brawley and Don A. Campbell power plants, we may be required to make payments to the relevant power purchaser in an amount equal to such purchaser’s replacement costs for renewable energy relating to any shortfall amount of renewable energy that we do not provide as required under the PPA and which such power purchaser is forced to obtain from an alternate source. Also, under the PPAs of our Zunil and Puna power plants, we may be required to pay penalties payments to the relevant power purchaser in an amount agreed upon if we have shortfall amounts of energy that we do not provide as required under the PPA. All of these plants were in commercial operation in 2014, and to date, the shortfall amount has not been material. In addition, we may be required to make payments to the relevant power purchaser in an amount equal to its replacement costs relating to any renewable energy credits we do not provide as required under the relevant PPA. We may be subject to certain penalties, and we may also be required to pay liquidated damages if certain minimum performance requirements are not met under certain of our PPAs. With respect to the Brady PPA, we may also be required to pay liquidated damages of approximately $1.5 million (increased by the percent change in GNP deflator) to our power purchaser if the relevant power plant does not maintain availability of at least 85% during applicable peak periods. Any or all of these could materially and adversely affect our business, financial condition, future results and cash flow.

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

Most of our domestic power plants are Qualifying Facilities pursuant to PURPA, which largely exempts the power plants from the FPA, and certain state and local laws and regulations regarding rates and financial and organizational requirements for electric utilities.

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

If a domestic power plant were to lose its Qualifying Facility status, it would become a public utility under the FPA, and the rates charged by such power plant pursuant to its PPAs would be subject to the review and approval of FERC. FERC, upon such review, may determine that the rates currently set forth in such PPAs are not appropriate and may set rates that are lower than the rates currently charged. In addition, FERC may require that the affected domestic power plant refund amounts previously paid by the relevant power purchaser to such power plant.. Even if a power plant does not lose its Qualifying Facility status, pursuant to regulations issued by FERC for Qualifying Facility power plants above 20 MW, if a power plant’s PPA is terminated or otherwise expires, and the subsequent sales are not made pursuant to a state’s implementation of PURPA, that power plant will become subject to FERC’s ratemaking jurisdiction under the FPA. Moreover, a loss of Qualifying Facility status also could permit the power purchaser, pursuant to the terms of the particular PPA, to cease taking and paying for electricity from the relevant power plant or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related PPAs, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our power plants. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the power plant could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of Qualifying Facility status would be an event of default under the financing arrangements currently in place for some of our power plants, which would enable the lenders to exercise their remedies and enforce the liens on the relevant power plant.

Pursuant to the Energy Policy Act of 2005, FERC also has the authority to prospectively lift the mandatory obligation of a utility under PURPA to offer to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Existing PPAs between a Qualifying Facility and a utility are not affected. If, in addition to the California utilities’ waiver of the mandatory purchase obligation for QF projects that exceed 20 MW described in the risk factor above entitled "The SRAC for our power purchasers may decline, which would reduce our power plant revenues and could materially and adversely affect our business, financial condition, future results and cash flow", the utilities in the other regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the power plant in the region under Federal law upon termination of the existing PPA or with respect to new power plants, which could materially and adversely affect our business, financial condition, future results and cash flow.

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

Construction and operation of our geothermal power plants and recovered energy-based power plants, and may benefit in the future, from public policies and government incentives that support renewable energy and enhance the economic feasibility of these projects in regions and countries where we operate. Such policies and incentives include PTCs and ITCs, accelerated depreciation tax benefits, renewable portfolio standards, carbon trading mechanisms, rebates, and mandated feed-in-tariffs, and may include similar or other incentives to end users, distributors, system integrators and manufacturers of geothermal, solar and other power products. Some of these measures have been implemented at the federal level, while others have been implemented by different states within the U.S. or countries outside the U.S. where we operate.

The availability and continuation of these public policies and government incentives have a significant effect on the economics and viability of our development program and continued construction of new geothermal, recovered energy-based and Solar PV power plants. Any changes to such public policies, or any reduction in or elimination or expiration of such government incentives could affect us in different ways. For example, any reduction in, termination or expiration of renewable portfolio standards may result in less demand for generation from our geothermal and recovered energy-based, power plants. Any reductions in, termination or expiration of other government incentives could reduce the economic viability of, and cause us to reduce, the construction of new geothermal, recovered energy-based, and Solar PV power plants. Similarly, any such changes that affect the geothermal energy industry in a manner that is different from other sources of renewable energy, such as wind or solar, may put us at a competitive disadvantage compared to businesses engaged in the development, construction and operation of renewable power projects using such other resources. Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.

We face competition from other companies engaged in the solar energy sector.

The solar power market is intensely competitive and rapidly evolving. We compete with many companies that have longer operating histories in this sector, larger customer bases, and greater brand recognition, as well as, in some cases, significantly greater financial and marketing resources than us. In some cases, these competitors are vertically integrated in the solar energy sector, manufacturing Solar PV, silicon wafers, and other related products for the solar industry, which may give them an advantage in developing, constructing, owning and operating solar power projects. Our limited experience in the Solar PV sector may affect our ability to successfully develop, construct, finance, and operate Solar PV power projects.

The existence of a prolonged force majeure event or a forced outage affecting a power plant or the transmission system of the IID could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow.

The operation of our subsidiaries’ geothermal power plants is subject to a variety of risks discussed elsewhere in these risk factors, including events such as fires, explosions, earthquakes, landslides, floods, severe storms, volcanic eruptions, lava flow or other similar events. If a power plant experiences an occurrence resulting in a force majeure event, although our subsidiary that owns that power plant would be excused from its obligations under the relevant PPA the relevant power purchaser may not be required to make any capacity and/or energy payments with respect to the affected power plant or plant so long as the force majeure event continues and, pursuant to certain of our PPAs, will have the right to prematurely terminate the PPA. Additionally, to the extent that a forced outage has occurred, the relevant power purchaser may not be required to make any capacity and/or energy payments to the affected power plant, and if as a result the power plant fails to attain certain performance requirements under certain of our PPAs, the purchaser may have the right to permanently reduce the contract capacity (and correspondingly, the amount of capacity payments due pursuant to such agreements in the future), seek refunds of certain past capacity payments, and/or prematurely terminate the PPA. As a consequence, we may not receive any net revenues from the affected power plant other than the proceeds from any business interruption insurance that applies to the force majeure event or forced outage after the relevant waiting period, and may incur significant liabilities in respect of past amounts required to be refunded.

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

Negotiations between Israel and representatives of the Palestinian Authority in an effort to resolve the state of conflict have been sporadic and have failed to result in peace. The establishment in 2006 of a government in the Gaza territory by representatives of the Hamas militant group has created additional unrest and uncertainty in the region. In each of December 2008, November 2012 and July 2014, Israel engaged in an armed conflict with Hamas, each of which involved additional missile strikes from the Gaza Strip into Israel and disrupted most day-to-day civilian activity in the proximity of the border with the Gaza Strip. Our production facilities in Israel are located approximately 26 miles from the border with the Gaza Strip.

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

The Israeli Tax Ruling we obtained in connection with our acquisition of Ormat Industries imposes conditions that may limit our flexibility in operating our business and our ability to enter into certain corporate transactions.

The Israel Tax Ruling we obtained in connection with the acquisition of Ormat Industries imposes a number of conditions that limit our flexibility in operating our business and in engaging in certain corporate transactions. These conditions include, among others, that until the end of 2016, each of Bronicki and FIMI may not sell their shares of our common stock, except in certain limited circumstances and in connection with these sale limitations, we cannot engage in a sale of the Company (through a merger or otherwise), conduct certain private placements of our common stock or public offerings of our common stock that will result in a decrease of their stockholdings to less than 51% of their holdings immediately following the closing of the share exchange. Additionally, until the end of 2018, we agreed to maintain (and, to the extent that our operations expand, likewise expand) the production activities we currently carry out in Israel. Under certain circumstances, these conditions may not allow us the flexibility that we need to operate our business and may prevent us from taking advantage of strategic opportunities that would benefit our business and our stockholders.

As a result of the share exchange, a substantial percentage of our shares is held by a small group of stockholders whose interests may conflict with the interests of our other stockholders.

As of February 26, 2015, Bronicki and FIMI beneficially own, collectively, approximately 23.9% of our outstanding common stock. Bronicki and FIMI are parties to a shareholder rights agreement that, among other things, includes joint voting and other arrangements that affect us and our subsidiaries. As a result of these stockholders’ beneficial ownership of our outstanding common stock, and taking into consideration the shareholders rights agreement between them, they could exert significant influence on the election of our directors and decisions on matters submitted to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. This concentration of ownership of our shares could delay or prevent proxy contests, mergers, tender offers, or other purchases of our shares that might otherwise give our stockholders the opportunity to realize a premium over the then-prevailing market price for our shares. This concentration of ownership may also adversely affect our stock price.

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

●	variance in our financial performance from the expectations of market analysts;

●	conditions and trends in the end markets we serve, and changes in the estimation of the size and growth rate of these markets;

●	announcements of significant contracts by us or our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	restatements of historical financial results and changes in financial forecasts;

●	loss of one or more of our significant customers;

●	legislation;

●	changes in market valuation or earnings of our competitors;

●	the trading volume of our common stock;

●	the trading of our common stock on multiple trading markets, which takes place in different currencies and at different times; and

●	general economic conditions.

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

As of the date of this report, FIMI holds approximately 15.1% of our outstanding common stock, Bronicki holds approximately 8.8% of our outstanding common stock, and some of our directors, officers and employees also hold shares of our outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline. As more fully described above under " – Recent Developments", in connection with the Share Exchange Agreement, we entered with FIMI and Bronicki into several agreements, including (1) a registration rights agreement whereby FIMI and Bronicki may require us to register our common stock held by them with the SEC or to include our common stock held by them in an offering and sale by us, and (2) voting neutralization agreements that, among other things, restrict their ability to sell our common stock held by them.

Provisions in our charter documents and Delaware law may delay, prevent or deter an acquisition of us, which could adversely affect the value of our common stock.

Our restated certificate of incorporation and our bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. These provisions include procedural requirements relating to stockholder meetings and stockholder proposals that could make stockholder actions more difficult. Our Board of Directors is classified into three classes of directors serving staggered, three-year terms and directors may be removed only for cause. Any vacancy on the Board of Directors may be filled only by the vote of the majority of directors then in office. Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

Regulations related to conflict minerals may force us to incur additional expenses and may damage our relationship with certain customers.

On August 22, 2012, the SEC adopted requirements regarding mandatory disclosure for companies regarding their use of "conflict minerals" (including tantalum, tin, tungsten and gold) in their products. In general, while we do not directly purchase or use any of these “conflict minerals” as raw materials in the products we manufacture or as part of our manufacturing processes, we will need to examine whether such minerals are contained in the products supplied to us by third parties and, if so, whether such minerals originate from the Democratic Republic of Congo or adjoining countries. If we utilize any of these minerals and they are necessary to the production or functionality of any of our products or products we are contracted to manufacture, we will need to conduct specified due diligence activities and file with the SEC a report disclosing, among others, whether such minerals originate from the Democratic Republic of Congo or adjoining countries. The implementation of these SEC rules could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, we expect to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products, and possibly additional expenses related to any changes to our products we may decide are advisable based upon our due diligence findings. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease corporate offices at 6225 Neil Road, Reno, Nevada 89511-1136. We also occupy an approximately 807,000 square feet office and manufacturing facility located in the Industrial Park of Yavne, Israel, which we lease from the Israel Land Administration. See Item 13 — “Certain Relationships and Related Transactions”. We also lease small offices in each of the countries in which we operate.

We believe that our current facilities will be adequate for our operations as currently conducted.

Each of our power plants is located on property leased or owned by us or one of our subsidiaries, or is a property that is subject to a concession agreement.

Information and descriptions of our plants and properties are included in Item 1 — “Business”, of this annual report.

ITEM 3. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the fiscal year 2014, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed suit on February 17, 2015, in the Third Circuit Court for the State of Hawaii, seeking declaratory and injunctive relief against Puna Geothermal Venture and the County of Hawaii.  The relief requested includes a declaratory ruling that a County ordinance adopted in 2012, prohibiting night time geothermal drilling and drilling operations, applies to PGV’s current drilling activities at the KS-16 well.  We believe that the allegations of the complaint have no merit, and will defend itself vigorously.

●

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

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and the Employer’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the U.S. Supreme Court’s decision in Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted briefing to the NLRB as to whether summary judgment is appropriate.  PGV currently expects a decision in this matter will be rendered within the next two to four months. Depending on the decision, PGV expects to review its options and either accept negotiations with the Union or continue to appeal the decision.

●

In January 2014, Ormat learned that two former employees alleged in a "qui tam" complaint filed in the United States District Court for the Southern District of California that us, PGV and select affiliates of us (collectively, the "Ormat Parties") submitted fraudulent applications and certifications to obtain grants. The United States Department of Justice has declined to intervene. The former employees have proceeded on their own and served the Ormat Parties with their initial complaint in April 2014, and then filed an amended complaint in May 2014. Pursuant to the Ormat Parties' motion to move the venue of the proceeding, and despite the complainants’ objection, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada.

In July 2014, the Ormat Parties filed a motion to dismiss the amended complaint, in response to which the complainants have filed responses urging the court to reject the motion to dismiss. In August, 2014, the United States filed a statement of interest urging rejection of one of the Ormat Parties' arguments raised in the motion to dismiss - that the False Claims Act's "Tax Bar" excludes such Act's application to the case - while continuing to take no position as to the overall sufficiency of the complainants' complaint. The motion to dismiss remains pending before the Nevada United States District Court, and a hearing has been scheduled for March by the court.

In the interim, FIMI and Ormat Industries (both of who were originally named on the complaint, but were never served) have been removed from the complaint as co-defendants. The Ormat Parties continue to believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

●

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ORA” since November 11, 2004. Prior to that, there was no public market for our stock. Effective on February 10, 2015, our common stock also began trading on the TASE.

As of February 23, 2015, there were 21 record holders of the Company’s common stock. On February 25, 2015, our stock’s closing price as reported on the NYSE was $32.62 per share.

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

We have declared the following dividends over the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date

November 6, 2013	$0.04	November 20, 2013	December 4, 2013
February 25, 2014	$0.06	March 13, 2014	March 27, 2014
May 8, 2014	$0.05	May 21, 2014	May 30, 2014
August 5, 2014	$0.05	August 19, 2014	August 28, 2014
November 5, 2014	$0.05	November 20, 2014	December 4, 2014

High/Low Stock Prices

The following table sets forth the high and low sales prices of our common stock for the years ended December 31, 2013 and 2014, and from January 1, 2015 until February 26, 2015:

	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Fourth Quarter 2013	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Fourth Quarter 2014	January 1 to February 26, 2015
High	$22	$24	$28	$28	$30	$30	$29	$29	$33
Low	$20	$20	$23	$25	$24	$26	$25	$26	$26

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period November 11, 2004 (the date upon which trading of the Company’s common stock commenced) through December 31, 2014 for our common stock, compared to the Standard and Poor’s Composite 500 Index, and two peer groups.

Comparison of Cumulative Returns for the Period November 11, 2004 through December 31, 2014

Comparison of Cumulative Returns For the Period November 11, 2004 through December 31, 2014
300
250
200
150
100
50
0
-50
-100
11/11/04
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14
Ormat Technologies Inc........................
Standard & Poor's Composite 500 Index...
NEX - renewable Index
IPP Peers*..

	11/11/2004	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Ormat Technologies Inc	0%	9%	74%	145%	267%	112%	152%	97%	20%	29%	81%	81%
Standard & Poor's Composite 500 Index	0%	8%	11%	26%	31%	-20%	-1%	12%	12%	27%	65%	84%
^NEX -Wilder Hill new Energy Global	0%	9%	30%	74%	174%	7%	50%	28%	-23%	-28%	12%	11%
IPP Peers*	0%	22%	26%	79%	79%	77%	107%	119%	131%	165%	187%	222%
Renewable Peers**	0%	41%	19%	63%	204%	20%	45%	-25%	-22%	-30%	-42%	-23%

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 from our audited consolidated financial statements set forth in Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, set forth in Item 8 of this annual report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Revenues:
Electricity	$382,301	$329,747	$314,894	$312,296	$279,947
Product	177,223	203,492	186,879	113,160	81,410
Total revenues	559,524	533,239	501,773	425,456	361,357
Cost of revenues:
Electricity	246,630	232,874	237,415	235,609	233,894
Product	109,143	140,547	135,346	76,072	53,277
Total cost of revenues	355,773	373,421	372,761	311,681	287,171
Gross margin	203,751	159,818	129,012	113,775	74,186
Operating expenses:
Research and development expenses	783	4,965	6,108	8,801	10,120
Selling and marketing expenses	15,425	24,613	15,718	16,053	13,302
General and administrative expenses	28,614	29,188	28,066	27,366	26,937
Impairment charge	—	—	236,377	—	—
Write-off of unsuccessful exploration activities	15,439	4,094	2,639	—	3,050
Operating income (loss)	143,490	96,958	(159,896)	61,555	20,777
Other income (expense):
Interest income	312	1,332	1,201	1,427	343
Interest expense, net	(84,654)	(73,776)	(64,069)	(69,459)	(40,473)
Foreign currency translation and transaction gains (losses)	(5,839)	5,085	242	(1,350)	1,557
Income attributable to sale of tax benefits	24,143	19,945	10,127	11,474	8,729
Gain from sale of property, plant and equipment	7,628	—	—	—	36,928
Gain from extinguishment of liability	—	—	—	—	—
Other non-operating income, net	756	1,592	590	671	130
Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	85,836	51,136	(211,805)	4,318	27,991
Income tax benefit (provision)	(27,608)	(13,552)	(1,827)	(48,240)	1,700
Equity in losses of investees, net	(3,213)	(250)	(2,522)	(959)	998
Income (loss) from continuing operations	55,015	37,334	(216,154)	(44,881)	30,689
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $3,646, $0, $0, and $6,336 respectively)	—	5,311	4,811	2,452	9,141
Income tax provision	—	(614)	(1,264)	(295)	(2,602)
Total income from discontinued operations	—	4,697	3,547	2,157	6,539

Net income (loss)	55,015	42,031	(212,607)	(42,724)	37,228
Net loss (income) attributable to noncontrolling interest	(833)	(793)	(414)	(332)	90
Net income (loss) attributable to the Company's stockholders	$54,182	$41,238	$(213,021)	$(43,056)	$37,318

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$1.19	$0.81	$(4.77)	$(1.00)	$0.67
Discontinued operations	—	0.10	0.08	0.05	0.15
Net income (loss)	$1.19	$0.91	$(4.69)	$(0.95)	$0.82
Diluted:
Income (loss) from continuing operations	$1.18	$0.81	$(4.77)	$(1.00)	$0.67
Discontinued operations	—	0.10	0.08	0.05	0.15
Net income (loss)	$1.18	$0.91	$(4.69)	$(0.95)	$0.82

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company's stockholders:

Basic	45,508	45,440	45,431	45,431	45,431
Diluted	45,859	45,475	45,431	45,431	45,452

Dividend per share declared	$0.21	$0.08	$0.08	$0.13	$0.27

Balance Sheet Data (at end of year):
Cash and cash equivalents	$40,230	57,354	66,628	99,886	82,815
Working capital	68,121	103,001	64,100	98,415	66,932
Property, plant and equipment, net (including construction-in process)	1,734,359	1,741,163	1,649,014	1,889,083	1,696,101
Total assets	2,121,556	2,159,433	2,087,523	2,314,718	2,043,328
Long-term debt (including current portion)	1,001,410	1,077,857	1,030,928	1,025,010	789,669
Equity	786,746	745,111	695,607	906,644	945,227

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We conduct our business activities in two business segments:

●

The Electricity Segment — in this segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate ; and

●

The Product Segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants.

Both our Electricity Segment and Product Segment operations are conducted in the United States and throughout the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala, and Kenya, as well as REG plants in the United States.

For the year ended December 31, 2014, our total revenues increased by 4.9% (from $533.2 million to $559.5 million) over the previous year.

For the year ended December 31, 2014, Electricity Segment revenues were $382.3 million, compared to $329.7 million for the year ended December 31, 2013, an increase of 15.9%, and Product Segment revenues for the year ended December 31, 2014 were $177.2 million, compared to $203.5 million during the year ended December 31, 2013, a decrease of 12.9%.

During the years ended December 31, 2014 and 2013, our consolidated power plants generated 4,450,910 MWh and 4,253,489 MWh, respectively, an increase of 4.6%

For the year ended December 31, 2014, our Electricity Segment represented approximately 68.3% of our total revenues (61.8% in 2013), while our Product Segment represented approximately 31.7% of our total revenues (38.2% in 2013).

In the year ended December 31, 2014, approximately 70.0% of our Electricity Segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

The energy rates under the PPAs in California for each of the Ormesa complex, the Heber 1 and Heber 2 power plants in the Heber complex and the G2 power plant in the Mammoth complex change primarily based on fluctuations in natural gas prices; and

●	The prices paid for the electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil.

We reduced our economic exposure to fluctuations in the price of oil until December 31, 2014 and in the price of natural gas until March 31, 2015, by entering into derivatives transactions. In the year ended December 31, 2014, we recorded a gain of $5.7 million in electricity revenues related to these transactions.

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

To comply with obligations under their respective PPAs, certain of our project subsidiaries are structured as special purpose, bankruptcy remote entities and their assets and liabilities are ring-fenced, and such assets are not generally available to pay the corporate debt (other than debt at the respective project subsidiary level).  However, these project subsidiaries are allowed to pay dividends and make distributions to us of all available and unrestricted cash flows generated by their assets.

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

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties:

●

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities, as they arise in our recovered energy business, in the Solar PV sector and in other forms of clean energy.

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

●

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. In 2011, the first phase of the EPA “Tailoring Rule” took effect. The Tailoring Rule sets thresholds addressing the applicability of the permitting requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to certain major sources of GHG emissions. On June 23, 2014, the United States Supreme Court issued its decision in Utility Air Regulatory Group v. Environmental Protection Agency et al., No. 12-1146, in part addressing the Tailoring Rule. As a result of this decision, the EPA can no longer require stationary sources of greenhouse gas emissions to comply with requirements under the Clean Air Act’s Prevention of Significant Deterioration and Title V programs solely because of emissions of greenhouse gases. Since the court also held that the EPA lacked the authority to interpret the Clean Air Act’s and issue the Tailoring Rule, the EPA must formally adopt thresholds triggering application of the Clean Air Act’s Prevention of Significant Deterioration and Title V programs to stationary sources of greenhouse gas emissions that are subject to these programs in any event because of emissions of conventional pollutants. Different states have begun examining the effect of this decision on their applicable air emissions regulations. In addition to future establishment of these thresholds, federal legislation or additional federal regulations addressing climate change may be enacted.

●

In June 2013, President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. In addition, several states and regions are already addressing legislation to reduce GHG emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of GHG emissions and aims to reduce GHG emissions to 1990 levels by 2020. On October 20, 2011 the CARB adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. In addition to California, twenty U.S. states have set GHG emissions reduction targets and two states have reduction goals. Regional initiatives, such as the Western Climate Initiative (which includes California and four Canadian provinces) and the Midwest GHG Reduction Accord (which includes six U.S. states and one Canadian province), are also being developed to reduce GHG emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted RPS, renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020 and instituted a tradable REC program. SBX1-2 is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SBX1-2 and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and selling electricity from our projects.

In June 2013, the Nevada state legislature passed three bills that were signed by Nevada’s Governor and are expected to support renewable energy development in the state. Senate bill (SB) No. 123 calls for the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 350 MW of electric generating capacity from renewable energy facilities. Senate Bill 252 revises provisions relating to the renewable portfolio standard by removing energy efficiency, solar multipliers, and station usage from generating portfolio energy credits. Finally, Assembly Bill (AB) No. 239 Revised Statutes 701A.340 defines geothermal energy as renewable energy for purposes of tax abatements and makes geothermal projects eligible for partial sales and property tax abatements, with property tax abatements for a period of twenty years and local sales and use tax abatements for three years. In September 26, 2014 Governor Brown signed into law Assembly Bill No. 2363 (AB-2363), which requires the California Public Utilities Commission to adopt, by December 31, 2015, a methodology for determining the costs of integrating eligible renewable energy resources.

●

Outside of the United States, in November 2012, the United States, Brunei, and Indonesia formed the Asia-Pacific comprehensive partnership and President Obama announced the allocation of $6.0 billion for green energy development in Asia. Also, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7.0 billion in Sub-Saharan Africa over the following five years, with the aim of doubling access to power. The Sub-Sahara Africa includes three countries (Ethiopia, Kenya and Tanzania) that have large geothermal potential as well as operating geothermal power plants. We accelerated our efforts to expand business development activities in those areas by, among other things, participating in new applicable bids. In addition, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

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

●

The 38 MW Puna complex has three PPAs, of which the 25 MW PPA has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil, we recently signed a fixed rate PPAs for the rest of the complex. In the meantime, we have entered into put and swap contracts to reduce our exposure to fluctuations in the energy rate caused by fluctuations in oil prices through December 31, 2014. Our use of derivative instruments for this purpose has increased, and may continue to be used to manage our economic exposure.

Our Puna Complex is located in the Puna District on the Big Island, Hawaii, which is the general area that has been impacted by the eruption of Klauea active volcano in June 27, 2014 and the resulting lave flow and continuing volcanic activity since then. Our power plants at the Puna Complex were not directly affected by the volcanic eruption and the resulting lava flow however, the uncertainties regarding the potential impact of the lava flow on the transmission lines owned and maintained by HELCO (our power purchaser) necessitated contingency planning and cooperation with HELCO in anticipation of a possible loss of transmission capacity. As of the date of this Annual Report on Form 10-K, Helco has implemented several measures to protect the two transmission lines over which power generated by the Puna complex is transmitted to the grid from the extreme heat generated by the lava flow passing through and around the transmission poles. As a result, our power plant was not affected from the lava flow and the transmission lines are operating at regular capacity. It is impossible to predict whether the lava flow or other new or recurring volcanic activity may subsequently adversely impact the operation of our Puna complex and the operational integrity of the transmission poles and the transmission lines. Our Puna complex revenues consist of capacity payments and energy payments from HELCO. In the event of declared force majeure, HELCO is required to continue to make capacity payments but is not required to make energy payments to the extent the force majeure event precludes us from delivering, or HELCO from accepting, the energy. Loss of energy payments under the Puna PPAs would have an adverse effect on our financial performance. Revenues generated by the Puna Complex comprised 7.9% of our total revenues in 2014.

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

●

Our foreign operations are subject to significant political, hostility, economic and financial risks, which vary by country. As of the date of this annual report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate. Although we maintain among other things political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●

The Sarulla 330 MW project was released for construction, and we began to recognize our first product segment revenues in the quarter ended September 30, 2014, under the supply contract we signed with the EPC contractor. Going forward we expect to derive significant revenues from the supply contract. We expect to generate additional income from our 12.75% equity investment in the Sarulla consortium. The Sarulla project’s future operations may be impacted by various factors which we do not control given our minority position in the consortium, as well as other factors discussed above under “Risk Factors”.

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

Revenues attributable to our Electricity Segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 70.0% of our Electricity revenues for the year ended December 31, 2014 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143 MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate. In each of 2013 and 2014, we entered into derivative transactions in an attempt to reduce our exposure to fluctuations in the prices of oil from Puna’s PPAs until December 31, 2014, and natural gas from California SO#4 PPAs until March 31, 2015.

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

Revenues attributable to our Product Segment fluctuate between periods, mainly based on our ability to receive customer orders and the status and timing of such orders. Larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate (sometimes, extensively) from period to period. In both 2012 and 2013, we experienced a significant increase in our Product Segment customer orders, which has increased our Product Segment backlog. The backlog for our Product Segment as of February 26, 2015, is described above in Item 1 — “Business”.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues (dollars in thousands)			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Revenues:
Electricity	$382,301	$329,747	$314,894	68.3%	61.8%	62.8%
Product	177,223	203,492	186,879	31.7	38.2	37.2
Total revenues	$559,524	$533,239	$501,773	100.0%	100.0%	100.0%

Geographic Breakdown of Revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the years indicated:

	Revenues in Thousands			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Electricity Segment:
United States	$268,198	$246,112	$246,070	70.2%	74.6%	78.1%
Foreign	114,103	83,635	68,824	29.8	25.4	21.9
Total	$382,301	$329,747	$314,894	100.0%	100.0%	100.0%

Product Segment:
United States	$17,000	$55,101	$21,374	9.6%	27.1%	11.4%
Foreign	160,223	148,391	165,505	90.4	72.9	88.6
Total	$177,223	$203,492	$186,879	100.0%	100.0%	100.0%

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

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants our principal cost of revenues also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.3% and 4.2% of Electricity Segment revenues for the years ended December 31, 2014 and December 31, 2013, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents, as of December 31, 2014 decreased to $40.2 million from $57.4 million as of December 31, 2013. This decrease is principally due to: (i) our use of $158.8 million to fund capital expenditures; (ii) a net change in restricted cash and cash equivalents of $42.2 million; (iii) $12.9 million of cash used to repurchase portion of Ormat Funding LLC (OFC) Senior Secured Notes; (iv) net repayment of $91.7 million used under our revolving credit lines with commercial banks; (v) repayment of $111.2 million of long-term debt; (vi) $11.3 million of cash paid to noncontrolling interest; and (vii) $9.6 million cash dividend paid. This decrease was partially offset by: (i) an additional $140.0 million of proceeds from sale of series C Senior Secured Notes in August 2014 by OFC2 to finance a portion of the construction costs of Phase 2 of the McGinness Hills facility as described below under “Non-Recourse and Limited-Recourse Third-Party Debt”; (ii) $220.9 million derived from operating activities during the year ended December 31, 2014; (iii) cash grant of $27.4 million received from the U.S. Treasury under Section 1603 of the ARRA relating to our Don A. Campbell geothermal power plant and our G1 refurbishment power plant at the Mammoth Complex; and (iv) $35.3 million cash received from the sale of the Heber Solar plant. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of December 31, 2014 was $555.2 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $357.2 million as of December 31, 2014.

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

Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write-off costs associated with the project that were previously capitalized. For example, during the years ended December 31, 2014, and 2013, we determined that the geothermal resource at two and three of our exploration projects, respectively, would not support commercial operations and as such, we abandoned those sites. As a result of this determination, we expensed $15,439,000 and $4,094,000 of capitalized costs during the years ended December 31, 2014 and 2013, respectively. Due to the uncertainties inherent in geothermal exploration, these historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $73,431,000 and $69,639,000 at December 31, 2014 and 2013, respectively. Included in this amount, $26,618,000 and $30,141,000 relates to up-front bonus payments at December 31, 2014 and 2013, respectively.

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

If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for year ended December 31, 2014, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

The North Brawley geothermal power plant and the OREG 4 REG power plant were tested for impairment in 2012 and impairment charges were taken in 2012 for these plants as described in Note 6 of our consolidated financial statements.

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

In the ordinary course of business, there is inherent uncertainty in quantifying our income tax positions. We assess our income tax positions and record tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, which is greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information, we recognize between 0 to 100% of the tax benefit. . For those income tax positions where it is not more likely than not that a tax benefit will be sustained, we do not recognize any tax benefit in the consolidated financial statements. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our financial condition or results of operations.

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

	Year Ended December 31,
	2014	2013	2012 As Revised
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$382,301	$329,747	$314,894
Product	177,223	203,492	186,879
	559,524	533,239	501,773
Cost of revenues:
Electricity	246,630	232,874	237,415
Product	109,143	140,547	135,346
	355,773	373,421	372,761
Gross margin
Electricity	135,671	96,873	77,479
Product	68,080	62,945	51,533
	203,751	159,818	129,012
Operating expenses:
Research and development expenses	783	4,965	6,108
Selling and marketing expenses	15,425	24,613	15,718
General and administrative expenses	28,614	29,188	28,066
Impairment charge	—	—	236,377
Write-off of unsuccessful exploration activities	15,439	4,094	2,639
Operating income (loss)	143,490	96,958	(159,896)
Other income (expense):
Interest income	312	1,332	1,201
Interest expense, net	(84,654)	(73,776)	(64,069)
Foreign currency translation and transaction gains (losses)	(5,839)	5,085	242
Income attributable to sale of tax benefits	24,143	19,945	10,127
Gain from sale of property, plant and equipment	7,628
Other non-operating income, net	756	1,592	590
Income (loss) from continuing operations, before income taxes and equity in income of investees equity in income of investees	85,836	51,136	(211,805)
Income tax provision	(27,608)	(13,552)	(1,827)
Equity in losses of investees, net	(3,213)	(250)	(2,522)
Income (loss) from continuing operations	55,015	37,334	(216,154)
Discontinued operations:
Income from discontinued operations (including gain on disposal of ,$0, $3,646 and $0, respectively)	—	5,311	4,811
Income tax provision	—	(614)	(1,264)
Total income from discontinued operations	—	4,697	3,547

Net income (loss)	55,015	42,031	(212,607)
Net loss attributable to noncontrolling interest	(833)	(793)	(414)
Net income (loss) attributable to the Company's stockholders	$54,182	$41,238	$(213,021)
Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$1.19	$0.81	$(4.77)
Discontinued operations	—	0.10	0.08
Net income (loss)	$1.19	$0.91	$(4.69)
Diluted:
Income (loss) from continuing operations	$1.18	$0.81	$(4.77)
Discontinued operations	—	0.10	0.08
Net income (loss)	$1.18	$0.91	$(4.69)
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,623	45,440	45,431
Diluted	45,974	45,475	45,431

	Year Ended December 31,
	2014	2013	2012
Statements of Operations Data:
Revenues:
Electricity	68.3%	61.8%	62.8%
Product	31.7	38.2	37.2
	100.0	100.0	100.0
Cost of revenues:
Electricity	64.5	70.6	75.4
Product	61.6	69.1	72.4
	63.6	70.0	74.3
Gross margin
Electricity	35.5	29.4	24.6
Product	38.4	30.9	27.6
	36.4	30.0	25.7
Operating expenses:
Research and development expenses	0.1	0.9	1.2
Selling and marketing expenses	2.8	4.6	3.1
General and administrative expenses	5.1	5.5	5.6
Impairment charge	0.0	0.0	47.1
Write-off of unsuccessful exploration activities	2.8	0.8	0.5
Operating income (loss)	25.6	18.2	(31.9)
Other income (expense):
Interest income	0.1	0.2	0.2
Interest expense, net	(15.1)	(13.8)	(12.8)
Foreign currency translation and transaction gains (losses)	(1.0)	1.0	0.0
Income attributable to sale of tax benefits	4.3	3.7	2.0
Other non-operating income, net	0.1	0.3	0.1

Income (loss) from continuing operations, before income taxes and equity in income of investees	15.3	9.6	(42.2)
Income tax provision	(4.9)	(2.5)	(0.4)
Equity in losses of investees, net	(0.6)	(0.0)	(0.5)
Income (loss) from continuing operations	9.8	7.0	(43.1)
Discontinued operations:
Income from discontinued operations (including gain on disposal of ,$0, $3,646 and $0, respectively)	0.0	1.0	1.0
Income tax provision	0.0	(0.1)	(0.3)
Total income from discontinued operations	0.0	0.9	0.7

Net income (loss)	9.8	7.9	(42.4)
Net loss attributable to noncontrolling interest	(0.1)	(0.1)	(0.1)
Net income (loss) attributable to the Company's stockholders	9.7%	7.7%	(42.5)%

Comparison of the Year Ended December 31, 2014 and the Year Ended December 31, 2013

Total Revenues

Total revenues for the year ended December 31, 2014 were $559.5 million, compared to $533.2 million for the year ended December 31, 2013, which represented a 4.9% increase in total revenues. This increase was attributable to our Electricity Segment, in which revenues increased by 15.9% over the corresponding period in 2013. This increase was offset due to a 12.9% decrease in our Product Segment over the corresponding period in 2013.

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2014 were $382.3 million, compared to $329.7 million for the year ended December 31, 2013, which represented a 15.9% increase in such revenues. This increase was primarily due to: (i) the increase in generation as a result of the commencement of operations of our Plant 2 and 3 at the Olkaria III complex in Kenya, which commenced commercial operations in May 2013 and January 2014, respectively, and our Don A. Campbell power plant in Nevada, which commenced commercial operation in December 2013; (ii) higher energy rates under the SO#4 contracts; and (iii) net gain on derivative contracts on oil and natural gas prices of $5.7 million in the year ended December 31, 2014, compared to a net loss of $5.0 million over the corresponding period in 2013.

 Power generation in our power plants increased by 4.6% from 4,253,489 MWh in the year ended December 31, 2013 to 4,450,910 MWh in the year ended December 31, 2014.

Product Segment

Revenues attributable to our Product Segment for the year ended December 31, 2014 were $177.2 million, compared to $203.5 million for the year ended December 31, 2013, which represented a 12.9% decrease. This decrease in our Product Segment revenues was primarily due to timing of revenue recognition and different product mix.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2014 was $355.8 million, compared to $373.4 million for the year ended December 31, 2013, which represented a 4.7% decrease. This decrease was primarily due to the decrease in cost of revenues from our Product Segment. The decrease was partially offset due to an increase in cost of revenues from our Electricity Segment. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2014 decreased to 63.6%, compared to 70.0% for the year ended December 31, 2013. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues, in both our Electricity and Product Segments, as further explained below.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2014 was $246.6 million, compared to $232.9 million for the year ended December 31, 2013, which represented a 5.9% increase. This increase was primarily due to additional cost of revenues from the new power plants that commenced commercial operation in 2013 and 2014, as discussed above. As a percentage of total Electricity Segment revenues, the total cost of revenues attributable to our Electricity Segment for the year ended December 31, 2014 was 64.5%, compared to 70.6% for the year ended December 31, 2013. This decrease was mainly due to new power plants that came on line with lower operating expenses due to higher efficiency.

Product Segment

Total cost of revenues attributable to our Product Segment for the year ended December 31, 2014 was $109.1 million, compared to $140.5 million for the year ended December 31, 2013, which represented a 22.3% decrease. This decrease was primarily due to the decrease in Product Segment revenues as discussed above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to the Product Segment for the year ended December 31, 2014 was 61.6%, compared to 69.1% for the year ended December 31, 2013. The decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods, as well as manufacturing enhancements that we effected during the year.

Research and Development Expenses

Research and development expenses excluding grants from the U.S Department of Energy were $1.3 million for the year ended December 31, 2014, compared to $6.6 million for the year ended December 31, 2013. Research and development expenses are net of grants from the U.S Department of Energy in the amount of $0.5 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively, related to the Enhanced Geothermal Systems project. Research and development expenses for the year ended December 31, 2014 were $0.8 million, compared to $5.0 million for the year ended December 31, 2013.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2014 were $15.4 million, compared to $24.6 million for the year ended December 31, 2013. The decrease was primarily due to a one-time early termination fee in the amount of $9.0 million we paid to SCE in the first quarter of 2013 to terminate PPAs for the G1 and G3 power plants in the Mammoth complex, and from a $2.6 million termination fee paid to NV Energy related to the termination of the Dixie Meadows PPA. The decrease was partially offset due to higher sales commissions related to our Product Segment due to different commissions mix. Excluding the one-time termination fees, selling and marketing expenses for the year ended December 31, 2014 constituted 2.8% of total revenues for such year, compared to 2.4% of such revenues for the year ended December 31, 2013.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2014 were $28.6 million, compared to $29.2 million for the year ended December 31, 2013. General and administrative expenses for the year ended December 31, 2014, constituted 5.1% of total revenues for such year, compared to 5.5% for the year ended December 31, 2013.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the year ended December 31, 2014 was $15.4 million compared to $4.1 million for the year ended December 31, 2013. Write-off of unsuccessful exploration activities for the year ended December 31, 2014 represented the costs of $8.1 million related to our exploration activities in the Wister site in California, and $7.3 million related to our exploration activities in the Mount Spurr site in Alaska, which we determined in the second and the fourth quarters of 2014, respectively, would not support commercial operation. The majority of the write-off of unsuccessful exploration activities for the year ended December 31, 2013 represented the costs (including land costs) related to the Drum Mountain prospect in Utah, which we determined in the fourth quarter of 2013 would not support commercial operations.

Operating Income

Operating income for the year ended December 31, 2014 was $143.5 million, compared to $97.0 million for the year ended December 31, 2013, an increase of 48.0%. The increase in operating income was principally attributable to: (i) the increase in our gross margin in our Electricity Segment and (ii) one-time early termination fees of $11.6 million included in 2013 in selling and marketing expenses discussed above. This increase was partially offset due to write-off of unsuccessful exploration activities, as discussed above. Operating income attributable to our Electricity Segment for the year ended December 31, 2014 was $90.4 million, compared to $54.3 million for the year ended December 31, 2013. Operating income attributable to our Product Segment for the year ended December 31, 2014 was $53.1 million, compared to $42.7 million for the year ended December 31, 2013.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2014 was $84.7 million, compared to $73.8 million for the year ended December 31, 2013, which represented a 14.7% increase. This $10.9 million increase was primarily due to: the conversion in July 2013 of OPIC interest loans from floating interest rate to fixed interest rate; and a $4.4 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translations and transaction losses for the year ended December 31, 2014 were $5.8 million, compared to gains of $5.1 million for the year ended December 31, 2013. The loss in 2014 was primarily due to foreign currency forward contracts that we entered into to hedge our exposure to the NIS for the year ended December 31, 2014, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction” each below) for the year ended December 31, 2014 was $24.1 million, compared to $19.9 million for the year ended December 31, 2013. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $7.0 million and $17.1 million, respectively, in the year ended December 31, 2014, compared to $5.4 million and $14.5 million, respectively, in the year ended December 31, 2013. The increase was primarily attributable to an additional payment we received in the three months ended March 31, 2014, in the amount of $2.2 million related to the ORTP transaction which represented 25% of the value of PTC’s generated.

Gain from sale of Property, Plant and Equipment

Gain from sale of property, plant and equipment for the year ended December 31, 2014 was $7.6 million. This gain relates to the sale of the Heber Solar project in Imperial County, California for $35.25 million in the first quarter of 2014. We received the first payment of $15.0 million in the first quarter of 2014, and the second payment of the remaining $20.25 million in the second quarter of 2014. We recognized the gain in the second quarter of 2014. There was no gain on sale of property, plant and equipment in the year ended December 31, 2013.

 Income Taxes

Income tax provision for the year ended December 31, 2014 was $27.6 million, compared to $13.6 million for the year ended December 31, 2013. The increase in income tax provision primarily resulted from the increase in income before taxes in jurisdictions outside the United States. Our effective tax rate for the years ended December 31, 2014 and 2013, was 32.2% and 26.5%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the year ended December 31, 2014 primarily due to un-benefited losses in the U.S. and certain foreign jurisdictions.

For the year ended December 31, 2014 and 2013, we recorded a valuation allowance in the amount of approximately $111.3 million and $114.8 million respectively, against our U.S. deferred tax assets in respect of net operating loss (NOL) carryforwards and unutilized tax credits (PTCs and ITCs). As of December 31, 2014 we had U.S. federal NOLs in the amount of approximately $251.4 million, state NOLs in the amount of approximately $216.5 million, and unutilized tax credits of approximately $71.4 million, all of which can be carried forward for 20 years. The related deferred tax assets totaled approximately $111.3 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $111.3 million was recorded against the U.S. deferred tax assets as of December 31, 2014 as at that point in time, we believe it is more likely than not that the deferred tax assets will not be realized. Subsequent to the balance sheet date, and as more fully described in Note 24 of the consolidated financial statements, we entered into a significant non-routine transaction for the partial sale of certain assets which is expected to result in a taxable gain in the U.S., for which we expect to utilize a portion of its NOL carryforwards and tax credits. In 2015 or in future years , if sufficient additional evidence of our ability to generate taxable income is established in the future we may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

Equity in losses of investee

Equity in losses of investee in the year ended December 31, 2014 was $3.2 million, compared to $0.3 million in the year ended December 31, 2013. Equity in losses of investee derived from our 12.75% ownership in Sarulla project.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2014 was $55.0 million, compared to $37.3 million for the year ended December 31, 2013, an increase of 47.4%. The increase in income from continuing operations of $17.7 million was principally attributable to (i) a $46.5 million increase in operating income; (ii) a $7.6 million gain on sale of property, plant and equipment; and (iii) a $4.2 million increase in income attributable to sale of tax benefits all as discussed above. This increase was partially offset by (i) a $10.9 million increase in interest expense, net; (ii) a $10.9 million increase in foreign currency translation and transaction losses; and (iii) a $14.1 million increase in income tax provision.

Discontinued Operations

In June 2013, our wholly-owned subsidiary sold its interest in MPC, the operator of the Momotombo geothermal power plant in Nicaragua to a private company for $7.8 million, approximately one year before the scheduled termination of the concession agreement with the Nicaraguan owner. As a result, we recorded an after-tax gain on sale of $3.6 million in the year ended December 31, 2013. The operations of MPC for the year ended December 31, 2013, have been included in discontinued operations. Discontinued operations for the year ended December 31, 2013 include revenues of $4.9 million from MPC.

Net Income

Net income for the year ended December 31, 2014 was $55.0 million, compared to $42.0 million for the year ended December 31, 2013, which represents an increase of $13.0 million, a 30.9% increase. The increase in net income was principally attributable to the increase in income from continuing operations, as discussed above.

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

Electricity Segment

Revenues attributable to our Electricity Segment for the year ended December 31, 2013 were $329.7 million, compared to $314.9 million for the year ended December 31, 2012, which represented a 4.7% increase in such revenues. This increase was primarily due to a $37.3 million increase in revenues from our: (i) Olkaria III Plant 2, which commenced commercial operation at the beginning of May 2013; (ii) a full year of operations of the McGinness Hills power plant in 2013 compared to only six months in 2012; and (iii) Tuscarora power plant, which started to receive commercial rates in the second quarter of 2012. This increase was partially offset by: (i) an $11.0 million decrease resulting from the impact of natural gas prices on the energy rates in our SO#4 PPAs in California, which at the beginning of May 2012 changed from a fixed rate to a variable rate; (ii) a $4.5 million net decrease due to reduced generation in some of our power plants and a reduction in energy rates in our Puna and Amatitlan power plants; and (iii) a net loss of $5.0 million on derivative contracts on oil and natural gas prices, compared to a net gain of $2.1 million over the corresponding period in 2012. Power generation in our power plants increased by 7.9% from 3,942,293 MWh in the year ended December 31, 2012 to 4,253,489 MWh in the year ended December 31, 2013.

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

Product Segment

Total cost of revenues attributable to our Product Segment for the year ended December 31, 2013 was $140.5 million, compared to $135.3 million for the year ended December 31, 2012, which represented a 3.8% increase. As a percentage of total Product Segment revenues, our total cost of revenues attributable to the Product Segment for the year ended December 31, 2013 was 69.1%, compared to 72.4% for the year ended December 31, 2012. The decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2013 were $5.0 million, compared to $6.1 million for the year ended December 31, 2012, which represented an 18.7% decrease. The research and development expenses are net of grants from the DOE in the amount of $1.6 million and $0.7 million for the years ended December 31, 2013 and 2012, respectively, with respect to the EGS project.

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

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the year ended December 31, 2013 was $4.1 million compared to $2.6 million for the year ended December 31, 2012. The majority of the write-off of unsuccessful exploration activities for the year ended December 31, 2013 represented the costs (including land costs) related to the Drum Mountain prospect in Utah, which we determined in the fourth quarter of 2013 would not support commercial operations. Write-off of unsuccessful exploration activities for the year ended December 31, 2012 represented the write-off of exploration costs (including land costs) related to five exploration sites in Nevada that we determined in the year ended December 31, 2012 would not support commercial operations.

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

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2013 was $73.8 million, compared to $64.1 million for the year ended December 31, 2012, which represented a 15.2% increase. This $9.7 million increase was primarily due to an increase of $6.9 million in interest expense related to the sale of tax benefits, and a $4.4 million decrease related to interest capitalized to our projects under development and construction.

Foreign Currency Translation and Transaction Gains

Foreign currency translations and transaction used to cover our foreign exchange exposure, resulted in gains for the year ended December 31, 2013 of $5.1 million, compared to $0.2 million for the year ended December 31, 2012. The increase was primarily due to gains on foreign currency forward contracts for the year ended December 31, 2013, which were not accounted for as hedge transactions.

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

Income Taxes

Income tax provision for the year ended December 31, 2013 was $13.6 million, compared to $1.8 million for the year ended December 31, 2012. The increase in Income tax provision primarily resulted from the increase in income before taxes in jurisdictions outside the U.S.. Our effective tax rate for the years ended December 31, 2013 and 2012, was 26.5% and 0.9%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the year ended December 31, 2013, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

For the year ended December 31, 2013 and 2012, we recorded a valuation allowance in the amount of approximately $112.1 million and $113.6 million respectively, against our U.S. deferred tax assets in respect of net operating loss (NOL) carryforwards and unutilized tax credits (PTCs and ITCs). As of December 31, 2013 we had U.S. federal NOLs in the amount of approximately $235.4 million, state NOLs in the amount of approximately $218.1 million, and unutilized tax credits of approximately $71.3 million, all of which can be carried forward for 20 years. The related deferred tax assets totaled approximately $112.1 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $112.1 million was recorded against the U.S. deferred tax assets as of December 31, 2013 as at that point in time, we believed it is more likely than not that the deferred tax assets will not be realized.

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

Net Income (Loss)

Net income for the year ended December 31, 2013 was $42.0 million, compared to net loss of $212.6 million for the year ended December 31, 2012. The increase in net income of $254.7 million was principally attributable to a $253.6 million increase in income from continuing operations, as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuances of notes, project financing, tax monetization transactions, short term borrowing under our lines of credit, sale of membership interests and cash grants we received under the ARRA. We have utilized this cash to develop and construct power generation plants, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of December 31, 2014, we had access to the following sources of funds: (i) $40.2 million in cash, cash equivalents of which $33.5 million is related to foreign jurisdictions; and (ii) $198.0 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for 2015 include approximately $250.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment, as well as $71.5 million for debt repayment.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of December 31, 2014, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.28 and the pro-forma 12-month DSCR was 1.31 (on a semi-annual basis and as of December 31, 2014). There were $67.2 million of OFC Senior Secured Notes outstanding as of December 31, 2014.

In January 2014, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $13.2 million. We recognized a gain of $0.3 million in the year ended December 31, 2014. In February 2013, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and we recognized a gain of $0.8 million in the year ended December 31, 2013.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December, 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. As of December 31, 2014, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.28, and the pro-forma 12-months DSCR was 1.29. There were $55.1 million of OrCal Senior Secured Notes outstanding as of December 31, 2014.

OFC 2 Senior Secured Notes — Limited Recourse during Construction and Non-Recourse Thereafter

In September 2011, OFC 2, one of our subsidiaries, and its wholly owned project subsidiaries (collectively, the OFC 2 Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock, as administrative agent, and the DOE, as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes due December 31, 2034. As of December 31, 2014, we have utilized $291.7 million of the notes and we do not expect further drawdowns under this agreement.

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

On June 20, 2014, Phase I of the Tuscarora facility achieved project completion under the OFC 2 Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement, we recalibrated the original financing assumptions and as a result the loan amount was adjusted through a principal payment of $4.3 million.

On August 29, 2014, OFC 2 signed a $140.0 million loan under the OFC 2 senior secured notes to finance the construction of the McGinness Hills Phase 2 project. This draw is the last tranche (Series C notes) under the Note Purchase Agreement with John Hancock Life Insurance Company (USA) and is guaranteed by the U.S. Department of Energy Loan Programs Office in accordance with and subject to the Department’s Loan Guarantee Program under section 1705 of Title XVII of the Energy Policy Act of 2005. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated “BBB” by Standard & Poor’s.

In connection with the anticipation drawdown, on August 13, 2014, we entered into an on-the-run interest lock agreement with a financial institution with a termination date of August 15, 2014. This on-the-run interest lock agreement had a notional amount of $140.0 million and was designated by us to as a cash flow hedge. The objective of this cash flow hedge was to eliminate the variability in the change in the 10-year U.S. Treasury rate as that is one of the components in the annual interest rate of OFC 2 loan that was forecasted to be fixed on August 15, 2014. As such, we hedged the variability in total proceeds attributable to changes in the 10-years U.S. Treasury rate for the forecasted issuance of fixed rate OFC 2 loan. On the settlement date of August 18, 2014, we paid $1.5 million to the counterparty of the on-the-run interest rate lock agreement.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of December 31, 2014, the last measurement date of the covenants, the actual DSCR was 1.62 and the pro-forma 12-month DSCR was 2.24. There were $272.5 million of OFC 2 Senior Secured Notes outstanding as of December 31, 2014.

We provided a guarantee in connection with the issuance of the Series A and C Notes which will be available to be drawn upon if certain trigger events occur. One trigger event is the failure of any facility financed by the relevant series of OFC 2 Senior Secured Notes to reach completion and meet certain operational performance levels (the non-performance trigger) which gives rise to a prepayment obligation on the OFC 2 Senior Secured Notes. The other trigger event is a payment default on the OFC 2 Senior Secured Notes or the occurrence of certain fundamental defaults that result in the acceleration of the OFC 2 Senior Secured Notes, in each case that occurs prior to the date that the relevant facility financed by such OFC 2 Senior Secured Notes reaches completion and meets certain operational performance levels. A demand on our guarantee based on the non-performance trigger is limited to an amount equal to the prepayment amount on the OFC 2 Senior Secured Notes necessary to bring the OFC 2 Issuers into compliance with certain coverage ratios. A demand on our guarantee based on the other trigger event is not so limited.

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

In July 2013 we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance as of December 31, 2014, of $75.5 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance as of December 31, 2014, of $164.1 million and matures on June 15, 2030, is 6.31%. In November 2013 we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance as of December 31, 2014, of $43.0 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $31.6 million as of December 31, 2014, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the DSCR falls below 1.1, subject to certain cure rights such failure will constitute an event of default by OrPower 4. This covenant in respect of Tranche I became effective on December 15, 2014. As of December 31, 2014, the actual historical and projected 12-month DSCR was 2.05 and 1.94, respectively.

As of December 31, 2014, $282.6 million of the above loan was outstanding.

Amatitlan Loan — Non-Recourse

In May 2009, Ortitlan, one of our subsidiaries, entered into a note purchase agreement in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW geothermal power plant located in Amatitlan, Guatemala. The loan was provided by EIG Global Project Fund II, Ltd. (formerly TCW). On September 30, 2014, we repaid the loan in full from corporate funds. The outstanding amount at the time of repayment was approximately $30.0 million. We are currently negotiating a new financing agreement that we believe will contain improved terms.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2014: (i) the actual 12-month debt to EBITDA ratio was 3.18; (ii) the 12-month DSCR was 2.45; and (iii) the distribution leverage ratio was 0.65. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of December 31, 2014, letters of credit in the aggregate amount of $42.1 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada, our wholly owned subsidiary, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals, which was extended to May 31, 2015. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line is available to be drawn for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2013: (i) the actual 12-month debt to EBITDA ratio was 3.18; (ii) the 12-month DSCR was 2.45; and (iii) the distribution leverage ratio was 0.65. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of December 31, 2014, letters of credit in the aggregate amount of $21.8 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with six other commercial banks for an aggregate amount of $480.2 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $247.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $233.2 million. The credit agreements mature between end of March 2015 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of December 31, 2014, loans in the total amount of $20.3 million were outstanding, and letters of credit with an aggregate stated amount of $293.2 million were issued and outstanding under these credit agreements. The $20.3 million in loans are for terms of three months or less and bear interest at a weighted average rate of 2.30%.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest of 6.5%. As of December 31, 2014, $3.9 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of December 31, 2014, $10.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears interest of 5.75%. As of December 31, 2014, $8.0 million was outstanding under this loan.

We had a $50.0 million term loan with a commercial bank, which fully repaid on November 10, 2014. The loan was payable in ten semi-annual installments commencing May 10, 2010, and bore interest at 6-month LIBOR plus 3.25%.

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

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European DFIs arranged by DEG. The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of December 31, 2014, $31.6 million is outstanding under the DEG Loan (out of which $21.7 million bears interest at a fixed rate).

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of December 31, 2014: (i) total equity was $786.7 million and the actual equity to total assets ratio was 37.1% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.70. During the year ended December 31, 2014, we distributed interim dividends in an aggregate amount of $9.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of December 31, 2014, committed letters of credit in the aggregate amount of $357.2 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and six of the commercial banks as described under “Full-Recourse Third Party Debt”.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 18 to our consolidated financial statements set forth in Item 8 of this annual report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $7.5 million as of December 31, 2014. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 8, 2013	0.04	August 19, 2013	August 29, 2013
November 6, 2013	0.04	November 20, 2013	December 4, 2013
February 25, 2014	0.06	March 13, 2014	March 27, 2014
May 8, 2014	0.05	May 21, 2014	May 30, 2014
August 5, 2014	0.05	August 19, 2014	August 28, 2014
November 5, 2014	0.05	November 20, 2014	December 4, 2014

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net cash provided by operating activities	$213,235	$86,760	$89,471
Net cash used in investing activities	(129,162)	(157,153)	(100,790)
Net cash provided by (used in) financing activities	(101,197)	61,119	(21,939)
Net change in cash and cash equivalents	(17,124)	(9,274)	(33,258)

For the Year Ended December 31, 2014

Net cash provided by operating activities for the year ended December 31, 2014 was $213.2 million, compared to $86.8 million for the year ended December 31, 2013. The net increase of $126.5 million resulted primarily from (i) a decrease in receivables of $47.1 million in the year ended December 31, 2014, compared to an increase of $37.2 million in the year ended December 31, 2013, as a result of timing of collections from our customers; (ii) an increase in billing in excess of costs and estimated earnings on uncompleted contracts, net of $10.2 million in our Product Segment in the year ended December 31, 2014, compared to a decrease of $29.1 million in the year ended December 31, 2013, as a result of timing in billing of our customers; and (iii) the increase in cash inflow from higher net income of $13.0 million, from $42.0 million for the year ended December 31, 2013 to $55.0 million for the year ended December 31, 2014.

Net cash used in investing activities for the year ended December 31, 2014 was $129.2 million, compared to $157.2 million for the year ended December 31, 2013. The principal factors that affected our net cash used in investing activities during the year ended December 31, 2014 were: (i) capital expenditures of $151.2 million, primarily for our facilities under construction; and (ii) a net increase of $42.2 million in restricted cash and cash equivalents, due to timing of debt repayments, reduced by: (i)  cash grant of $27.4 million received in the year ended December 31, 2014 from the U.S. Treasury under Section 1603 of the ARRA relating to our Don A. Campbell geothermal power plant and our G1 refurbishment power plant at the Mammoth Complex; and (iii) $35.3 million cash received due to the sale of Heber Solar.

Net cash used in financing activities for the year ended December 31, 2014 was $101.2 million, compared to net cash provided by financing activities of $61.1 million for the year ended December 31, 2013. The principal factors that affected the net cash used in financing activities during the year ended December 31, 2014 were: (i) net repayment of $91.7 million under our revolving credit lines with commercial banks; (ii) the repayment of long-term debt in the amount of $111.2 million; (iii) $12.9 million of cash paid to repurchase our OFC Senior Secured Notes; (iv) $11.4 million of cash paid to noncontrolling interest; and (v) $9.6 million cash dividend paid, reduced by $140.0 million of proceeds from sale of series C Senior Secured Notes in August 2014 by OFC2 to finance a portion of the construction costs of Phase 2 of the McGinness Hills facility.

For the Year Ended December 31, 2013

Net cash provided by operating activities for the year ended December 31, 2013 was $86.8 million, compared to $89.5 million for the year ended December 31, 2012. The net decrease of $2.7 million resulted primarily from: (i) an increase in net income of $254.7 million from a net loss of $212.6 million in the year ended December 31, 2012 to net income of $42.0 million in the year ended December 31, 2013, as described above; (ii) an increase in deferred income tax provision, net of $9.2 million in the year ended December 31, 2013, compared to a decrease of $4.7 million in the year ended December 31, 2012. Such increase was partially offset by: (i) an impairment charge of $236.4 million, for the year ended December 31, 2012; (ii) a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $29.1 million in our Product Segment in the year ended December 31, 2013, compared to $13.3 million in the year ended December 31, 2012, as a result of timing in billing of our customers; and (iii) an increase in receivables of $37.2 million in the year ended December 31, 2013, compared to $3.6 million in the year ended December 31, 2012, as a result of timing of collections from our customers.

Net cash used in investing activities for the year ended December 31, 2013 was $157.2 million, compared to $100.8 million for the year ended December 31, 2012. The principal factors that affected our net cash used in investing activities during the year ended December 31, 2013 were capital expenditures of $204.6 million, primarily for our facilities under construction reduced by: (i) a net decrease of $25.5 million in restricted cash and cash equivalents; (ii) cash grant of $14.7 million received in the year ended December 31, 2013 from the U.S. Treasury under Section 1603 of the ARRA relating to the Brawley geothermal power plant; and (iii) the receipt of $7.7 million of cash from the sale of our interest in MPC.

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

EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities,(iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction cost, (vi) stock-based compensation, and (vii) gain from extinguishment of liability. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under accounting principles generally accepted in the United States of America and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

This information should not be considered in isolation or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.

Adjusted EBITDA for the year ended December 31, 2014 was $272.7 million, compared to $241.0 million for the year ended December 31, 2013 and $187.2 million for the year ended December 31, 2012.

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the years ended December 31, 2014, 2013, and 2012:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Net cash provided by operating activities	$213,235	$86,760	$89,471
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	76,970	67,677	57,711
Interest income	(312)	(1,332)	(1,201)
Income tax provision (benefit)	27,608	14,166	3,091
Minority interest in earnings of subsidiaries	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	(57,422)	48,203	(199,738)
EBITDA	260,079	215,474	(50,666)
Loss (gain) on derivatives which represent swap contracts on natural gas and oil prices	(6,960)	7,813	(4,982)
Stock-based compensation	5,571	6,262	6,394
Gain on sale of subsidiary and property, plant and equipment	(7,628)	(3,646)	-
Termination fee	-	11,604	-
Share exchange transaction costs	1,000	-	-
Impairment charge	-	-	236,377
Write-off of insuccessful exploration activities	15,439	4,094	2,639
Loss (gain) on derivatives which represent currency forward contracts	5,172	(615)	(2,565)
Adjusted EBITDA	$272,673	$240,986	$187,197
Net cash used in investing activities	$(129,162)	$(157,153)	$(100,790)
Net cash provided by (used in) financing activities	$(101,197)	$61,119	$(21,939)

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants; and (ii) the development and construction of new power plants.

We have estimated approximately $232.0 million in capital expenditures for construction of new projects, and for enhancement of our existing power plants, of which we have invested approximately $17.0 million as of December 31, 2014 and of which we expect to invest $153.0 million in 2015 and the remaining $67.0 million thereafter.

In addition, we estimate approximately $97.0 million in additional capital expenditures in 2015 to be allocated as follows: (i) $32.0 million in development of new projects; (ii) $16.0 million for enhancement of our operating power plants; (iii) $46.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $3.0 million in enhancement of our production facilities.

In the aggregate, we estimate our total capital expenditures for 2015 to be approximately $250.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In October 2013 and March 2014, we entered into derivative transactions to reduce our exposure to the price of natural gas, under these PPAs, until March 31, 2015. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact Hawaii Electric Light Company’s (HELCO’s) avoided costs. Likewise, in October 2013 we entered into a derivative transaction to reduce our exposure to the price of oil, under the 25 MW PPA of the Puna complex, until December 31, 2014.

As of December 31, 2014, 96.0% of our consolidated long-term debt comprised a fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 4.0% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of December 31, 2014, $40.2 million of our long-term debt remained subject to some floating rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services (.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2014 and 2013 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of December 31, 2014 and 2013 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2014	2013	2014	2013	Change in the Fair Value of
	(Dollars in thousands)
NGI Price	(685)	(3,522)	685	3522	NGI Swap
NYMEX Heating Oil Price	-	(3,442)	-	3,442	NYMEX HO2 Swap
Foreign Currency	(6,720)	(3,381)	1,809	4,133	Foreign Currency Forward Contracts
Interest Rate	(1,102)	(2,562)	1,129	3,557	Ormat Funding Corp. (“OFC”)
Interest Rate	(921)	(1,298)	945	1,650	Orcal Geothermal Inc. (“OrCal”)
Interest Rate	(10,155)	(5,519)	10,861	6,100	OFC 2 LLC (“OFC 2”)
Interest Rate	(244)	(379)	249	560	Loan from DEG
Interest Rate	(10,211)	(11,836)	10,825	-	Loan from OPIC
Interest Rate	-	(328)	-	468	Loan from TCW
Interest Rate	(3,336)	(4,349)	3,389	5,623	Senior unsecured bonds

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

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2014 (in thousands):

		Payments Due By Period
	Remaining Total	2015	2016	2017	2018	2019	Thereafter
Long-term liabilities principal	$1,001,410	$91,779	$69,060	$316,017	$59,186	$50,889	$414,479
Interest on long-term liabilities (1)	347,852	59,372	54,328	50,110	28,584	25,046	130,412
Future minimum operating lease	47,218	8,222	8,374	8,747	8,944	6,018	6,913
Benefits upon retirement (2)	16,579	4,109	665	2,163	2,518	821	6,303
Asset retirement obligation	19,142	—	—	—	—	—	19,142
Purchase commitments (3)	119,200	119,200	—	—	—	—	—
	$1,551,401	$282,682	$132,427	$377,037	$99,232	$82,774	$577,249

___________

(1)

Interest on the OFC Senior Secured Notes due in 2020 is fixed at a rate of 8.25%. Interest on the OrCal Senior Secured Notes due in 2020 is fixed at a rate of 6.21%. Interest on the OFC 2 Senior Secured Notes Series A due in 2032 is fixed at a rate of 4.687%. Interest on the OPIC Loan due in 2030 is fixed at an average rate of 6.29%. Interest on the DEG Loan due in 2018 is fixed for $21.7 million as of December 31, 2014, at a rate of 6.9% and variable on the remaining balance (which as of December 31, 2014 was $9.9 million). Interest on a loan from institutional investors due in 2015 is fixed at a rate of 6.5%. Interest on a loan from institutional investors due in 2016 is fixed at a rate of 5.75%. Interest on the Senior Unsecured Bonds due in 2017 is fixed at a rate of 7%. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates). For purposes of the above calculation of interest payments pertaining to variable rate debt, future LIBOR rates were based on constant maturity swaps.

(2)

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their expected retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their expected retirement age.

(3)

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2015, total obligations related to such supplier agreements were approximately $119.2 million (approximately $44.1million of which relate to construction-in-process). All such obligations are payable in 2015.

The above table does not reflect unrecognized tax benefits of $7.5 million, the timing of which is uncertain. Refer to Note 18 to our consolidated financial statements set forth in Item 8 of this annual report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $39.0 million, the timing of which is uncertain. Refer to Note 12 to our consolidated financial statements as set forth in Item 8 of this annual report for additional discussion of our liability associated with the sale of tax benefits.

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Southern California Edison, HELCO, KPLC and Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy). If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition.

Southern California Edison accounted for 13.5%, 14.2%, and 18.0% of our total revenues for the three years ended December 31, 2014, 2013, and 2012, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

Sierra Pacific Power Company and Nevada Power Company accounted for 16.5%, 17.6%, and 13.6% of our total revenues for the three years ended December 31, 2014, 2013, and 2012, respectively.

KPLC accounted for 15.4%, 11.6%, and 8.1% of our total revenues for the three years ended December 31, 2014, 2013, and 2012, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. If we started construction of a new geothermal power plant in the U.S. by December 31, 2014, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. If we fail to meet the start of construction deadline for such a project, then the 30% credit is reduced to 10%. In lieu of the 30% tax credit (if the project qualifies), we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in 2013 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. The owner of the power plant may not claim both the 30% tax credit and the production-based tax credit. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward. If we claim the ITC, our “tax basis” in the plant that we can recover through depreciation must be reduced by half of the ITC. If we claim the PTC, there is no reduction in the tax basis for depreciation. Companies that placed qualifying renewable energy facilities in service during 2009, 2010 or 2011 or that began construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and placed them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Treasury in an amount equal to the ITC. Likewise, the tax basis for depreciation will be reduced by 50% of the cash grant received. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 days of the application or the date on which the qualifying facility is placed in service.

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

In November 2012, new legislation amending the Investment Law was enacted. Under the new legislation, companies that had retained earnings as of December 31, 2011 from Benefited Enterprises would have elected by November 11, 2013 to pay a reduced corporate tax rate set forth in the new legislation on such undistributed income and distribute a dividend from such income without being required to pay additional corporate tax with respect to such income.  Ormat Systems decided not to make such an election.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows present fairly, in all material respects, the financial position of Ormat Technologies, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

February 26, 2015

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$40,230	$57,354
Restricted cash and cash equivalents (all related to VIEs)	93,248	51,065
Receivables:
Trade	48,609	95,365
Related entity	451	442
Other	10,141	11,049
Due from Parent	1,337	382
Inventories	16,930	22,289
Costs and estimated earnings in excess of billings on uncompleted contracts	27,793	21,217
Deferred income taxes	251	523
Prepaid expenses and other	34,884	29,654
Total current assets	273,874	289,340
Unconsolidated investments	—	7,076
Deposits and other	20,044	22,114
Deferred income taxes	—	891
Deferred charges	37,567	36,738
Property, plant and equipment, net ($1,339,342 and $1,381,083 related to VIEs, respectively)	1,437,637	1,452,336
Construction-in-process ($162,006 and $136,947 related to VIEs, respectively)	296,722	288,827
Deferred financing and lease costs, net	27,057	30,178
Intangible assets, net	28,655	31,933
Total assets	$2,121,556	$2,159,433
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$88,276	$98,047
Deferred income taxes	974	—
Short term revolving credit lines with banks (full recourse)	20,300	—
Billings in excess of costs and estimated earnings on uncompleted contracts	24,724	7,903
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	34,368	31,137
Other loans	17,995	20,377
Full recourse	19,116	28,875
Total current liabilities	205,753	186,339
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	360,366	270,310
Other loans	264,625	311,078
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $820)	250,289	250,596
Other loans	34,351	53,467
Revolving credit lines with banks (full recourse)	—	112,017
Unconsolidated investments	3,617	—
Liability associated with sale of tax benefits	39,021	60,985
Deferred lease income	60,560	63,496
Deferred income taxes	66,220	55,035
Liability for unrecognized tax benefits	7,511	4,950
Liabilities for severance pay	20,399	23,841
Asset retirement obligation	19,142	18,679
Other long-term liabilities	2,956	3,529
Total liabilities	1,334,810	1,414,322

Commitments and contingencies (Note 22)

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 45,537,162 and 45,460,653 shares issued and outstanding as of December 31, 2014 and 2013 , respectively	46	46
Additional paid-in capital	742,006	735,295
Retained earnings	41,539	(3,088)
Accumulated other comprehensive income	(8,668)	487

	774,923	732,740
Noncontrolling interest	11,823	12,371
Total equity	786,746	745,111
Total liabilities and equity	$2,121,556	$2,159,433

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$382,301	$329,747	$314,894
Product	177,223	203,492	186,879
Total revenues	559,524	533,239	501,773
Cost of revenues:
Electricity	246,630	232,874	237,415
Product	109,143	140,547	135,346
Total cost of revenues	355,773	373,421	372,761
Gross margin	203,751	159,818	129,012
Operating expenses:
Research and development expenses	783	4,965	6,108
Selling and marketing expenses	15,425	24,613	15,718
General and administrative expenses	28,614	29,188	28,066
Impairment charge	—	—	236,377
Write-off of unsuccessful exploration activities	15,439	4,094	2,639
Operating income (loss)	143,490	96,958	(159,896)
Other income (expense):
Interest income	312	1,332	1,201
Interest expense, net	(84,654)	(73,776)	(64,069)
Foreign currency translation and transaction gains (losses)	(5,839)	5,085	242
Income attributable to sale of tax benefits	24,143	19,945	10,127
Gain from sale of property, plant and equipment	7,628	—	—
Other non-operating income, net	756	1,592	590
Income (loss) from continuing operations, before income taxes and equity in income of investees	85,836	51,136	(211,805)
Income tax provision	(27,608)	(13,552)	(1,827)
Equity in losses of investees, net	(3,213)	(250)	(2,522)
Income (loss) from continuing operations	55,015	37,334	(216,154)
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $3,646 and $0, respectively)	—	5,311	4,811
Income tax provision	—	(614)	(1,264)
Total income from discontinued operations	—	4,697	3,547
Net income (loss)	55,015	42,031	(212,607)
Net loss attributable to noncontrolling interest	(833)	(793)	(414)
Net income (loss) attributable to the Company's stockholders	$54,182	$41,238	$(213,021)
Comprehensive income (loss):
Net income (loss)	55,015	42,031	(212,607)
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(6,302)	—	—
Loss in respect of derivative instruments designated for cash flow hedge	(902)	—	—
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(141)	(164)	(190)
Change in unrealized gains or losses on marketable securities available-for-sale	—	—	246
Comprehensive income (loss)	47,670	41,867	(212,551)
Comprehensive loss attributable to noncontrolling interest	(833)	(793)	(414)
Comprehensive income (loss) attributable to the Company's stockholders	$46,837	$41,074	$(212,965)
Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$1.19	$0.81	$(4.77)
Discontinued operations	—	0.10	0.08
Net income (loss)	$1.19	$0.91	$(4.69)
Diluted:
Income (loss) from continuing operations	$1.18	$0.81	$(4.77)
Discontinued operations	—	0.10	0.08
Net income (loss)	$1.18	$0.91	$(4.69)
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	45,508	45,440	45,431
Diluted	45,859	45,475	45,431
Dividend per share declared	$0.21	$0.08	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2011	45,431	$46	$725,746	$172,331	$595	$898,718	$7,926	$906,644

Stock-based compensation	—	—	6,394	—	—	6,394	—	6,394
Cash paid to non controlling interest	—	—	—	—	—	—	(1,244)	(1,244)
Cash dividend declared, $0.08 per share	—	—	—	(3,636)	—	(3,636)	—	(3,636)
Net (loss) income	—	—	—	(213,021)	—	(213,021)	414	(212,607)
Other comprehensive income (loss), net
Currency translation adjustment
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $117)	—	—	—	—	(190)	(190)	—	(190)
Change in unrealized gains or losses on marketable securities available-for-sale (net of related tax of $0)	—	—	—	—	246	246	—	246
Balance at December 31, 2012	45,431	46	732,140	(44,326)	651	688,511	7,096	695,607
Stock-based compensation	—	—	6,262	—	—	6,262	—	6,262
Exercise of options by employees and directors	30	—	529	—	—	529	—	529
Cash paid to noncontrolling interest	—	—	—	—	—	—	(669)	(669)
Cash dividend declared, $0.08 per share	—	—	(3,636)	—	—	(3,636)	—	(3,636)
Increase in noncontrolling interest in ORTP LLC	—	—	—	—	—	—	5,151	5,151
Net income	—	—	—	41,238	—	41,238	793	42,031
of related taxes:
Currency translation adjustment of derivative instruments designated for cash flow hedge (net of related tax of $101)	—	—	—	—	(164)	(164)	—	(164)
Balance at December 31, 2013	45,461	46	735,295	(3,088)	487	732,740	12,371	745,111
Stock-based compensation	—	—	5,571	—	—	5,571	—	5,571
Exercise of options by employees and directors	76	—	981	—	—	981	—	981
Cash paid to noncontrolling interest	—	—	—	—	—	—	(651)	(651)
Cash dividend declared, $0.21 per share	—	—	—	(9,555)	—	(9,555)	—	(9,555)
Increase in noncontrolling interest	—	—	—	—	—	—	257	257
Acquisition of noncontrolling interest in Crump	—	—	159	—	—	159	(987)	(828)
Net income	—	—	—	54,182	—	54,182	833	55,015
Other comprehensive income (loss), net
of related taxes:
Currency translation adjustment
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $554)	—	—	—	—	(902)	(902)	—	(902)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(8,112)	(8,112)	—	(8,112)
Amortization of unrealized gains in respect flow hedge (net of related tax of $87)	—	—	—	—	(141)	(141)	—	(141)
Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012

	(Dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$55,015	$42,031	$(212,607)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100,798	92,932	102,340
Amortization of premium from senior unsecured bonds	(308)	(307)	(307)
Accretion of asset retirement obligation	829	1,544	1,701
Stock-based compensation	5,571	6,262	6,394
Amortization of deferred lease income	(2,685)	(2,685)	(2,685)
Income attributable to sale of tax benefits, net of interest expense	(13,823)	(7,999)	(4,003)
Equity in income (losses) of investees	3,213	150	442
Mark-to-market of derivative instruments	(6,960)	7,813	—
Write-off of unconsolidated investment	—	—	2,114
Write-off of unsuccessful exploration activities	15,439	4,039	2,639
Impairment charge	—	—	236,377
Gain on severance pay fund asset	1,492	(877)	(931)
Gain on sale of a subsidiary and property, plant and equipment	(7,628)	(3,646)	—
Deferred income tax provision (benefit)	13,135	9,245	(4,736)
Liability for unrecognized tax benefits	2,561	(2,330)	1,405
Deferred lease revenues	(251)	(217)	128
Other	(181)	(819)	—
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	47,114	(37,174)	(3,623)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,576)	(11,604)	(5,647)
Inventories	5,359	(1,620)	(8,128)
Prepaid expenses and other	(1,337)	(600)	(15,472)
Deposits and other	584	621	(12,746)
Accounts payable and accrued expenses	(9,638)	6,077	11,414
Due from/to related entities, net	(9)	(69)	(86)
Billings in excess of costs and estimated earnings on uncompleted contracts	16,821	(17,505)	(7,696)
Liabilities for severance pay	(3,442)	1,267	2,340
Other long-term liabilities	(903)	2,302	895
Due from/to Parent	(955)	(71)	(51)
Net cash provided by operating activities	213,235	86,760	89,471
Cash flows from investing activities:
Marketable securities, net	—	—	18,763
Short-term deposit	—	3,010	(3,010)
Net change in restricted cash, cash equivalents and marketable securities	(42,183)	25,472	(1,016)
Cash received from sale of a subsidiary	35,250	7,699	—
Capital expenditures	(151,153)	(204,628)	(233,020)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	27,427	14,685	119,199
Investment in unconsolidated companies	(631)	(4,635)	(1,390)
Increase (decrease) in severance pay fund asset, net of payments made to retired employees	2,128	1,244	(316)
Net cash used in investing activities	(129,162)	(157,153)	(100,790)
Cash flows from financing activities:
Proceeds from issuance of senior unsecured bonds	—	—	1,171
Proceeds from long-term loans, net of transaction costs	140,000	90,000	214,051
Proceeds from exercise of options by employees	981	529	—
Proceeds from the sale of limited liability company interest in ORTP LLC, net of transaction costs	—	31,376	—
Purchase of OFC Senior Secured Notes	(12,860)	(11,888)	—
Proceeds from revolving credit lines with banks	2,830,683	3,058,956	2,953,535
Repayment of revolving credit lines with banks	(2,922,400)	(3,020,545)	(3,093,978)
Cash received from non-controlling interest	2,234	—	—
Payment for acquisition of noncontrolling interest in Crump	(1,490)	—	—
Repayments of long-term debt	(111,180)	(68,370)	(74,502)
Cash paid to non-controlling interest	(11,320)	(13,384)	(15,383)
Cash paid for interest rate cap	(1,505)	—	—
Deferred debt issuance costs	(4,785)	(1,919)	(3,197)
Cash dividends paid	(9,555)	(3,636)	(3,636)
Net cash provided by (used in) financing activities	(101,197)	61,119	(21,939)
Net change in cash and cash equivalents	(17,124)	(9,274)	(33,258)
Cash and cash equivalents at beginning of period	57,354	66,628	99,886
Cash and cash equivalents at end of period	$40,230	$57,354	$66,628
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$62,376	$51,306	$40,398
Income taxes, net	$5,787	$4,114	$11,570
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$3,853	$4,372	$(18,813)
Accrued liabilities related to financing activities	$658	$—	$288
Increase (decrease) in asset retirement cost and asset retirement obligation	$(366)	$588	$(3,696)

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

Most of the Company’s domestic power plant facilities are Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The power purchase agreements (“PPAs”) for certain of such facilities are dependent upon their maintaining Qualifying Facility status. Management believes that all of the facilities located in the U.S. were in compliance with Qualifying Facility status requirements as of December 31, 2014.

Cash dividends

During the years ended December 31, 2014, 2013, and 2012, the Company’s Board of Directors declared, approved, and authorized the payment of cash dividends in the aggregate amount of $9.6 million ($0.21 per share), $3.6 million ($0.08 per share), and $3.6 million ($0.08 per share), respectively. Such dividends were paid in the years declared.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2012, the Company had investments in marketable securities that were classified as available-for-sale. The changes in the fair value of those securities were recorded in other comprehensive income (loss).

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2014 and 2013, the Company had deposits totaling $23,488,000 and $13,805,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At December 31, 2014 and 2013, the Company’s deposits in foreign countries of approximately $24,304,000 and $56,133,000, respectively, were not insured.

At December 31, 2014 and 2013, accounts receivable related to operations in foreign countries amounted to approximately $21,935,000 and $32,231,000, respectively. At December 31, 2014, and 2013, accounts receivable from the Company’s major customers (see Note 19) amounted to approximately 69% and 35%, respectively, of the Company’s accounts receivable.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Inventories

Inventories consist primarily of raw material parts and sub-assemblies for power units, and are stated at the lower of cost or market value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not significant at December 31, 2014 and 2013.

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

(In years)
Leasehold improvements	15-20
Machinery and equipment — manufacturing and drilling	10
Machinery and equipment — computers	3-5
Office equipment — furniture and fixtures	5-15
Office equipment — other	5-10
Automobiles	5-7

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss is recognized currently and is recorded in operating income.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $3,206,000, $7,598,000, and $11,964,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Cash Grants

From 2009 to 2014, the Company was awarded cash grants from the U.S. Department of the Treasury (“U.S. Treasury”) for Specified Energy Property in Lieu of Tax Credits under Section 1603 of the American Recovery and Reinvestment Act of 2009 (“ARRA”). The Company recorded the cash grant as a reduction in the carrying value of the related plant and amortized the grants as a reduction in depreciation expense over the plant’s estimated useful life.

Exploration and development costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2014, 2013, and 2012. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constrains or any other commercial milestones that are required to be reached in order to pursue the development process.

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

Write-off of unsuccessful activities for the year ended December 31, 2014, 2013 and 2012, was $15.4 million, $4.1 million, and $2.6 million. In 2014, the write-offs included the exploration costs that were determined that they would not support commercial operations related to the Company’s exploration activities in the Wister site in California of $8.1 million and the Mount Spur site in Alaska of $7.3 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grants received from the U.S. Department of Energy (“DOE”) are offset against the related exploration and development costs. Such grants amounted to $179,000, $1,665,000, and $1,368,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Deferred financing and lease transaction costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Accumulated amortization related to deferred financing costs amounted to $31,871,000 and $25,371,000 at December 31, 2014 and 2013, respectively. Amortization expense for the years ended December 31, 2014, 2013, and 2012 amounted to $6,500,000, $6,009,000, and $3,676,000, respectively. During the years ended December 31, 2014 and 2013 amounts of $711,000 and $254,000, respectively, were written-off as a result of the extinguishment of liability.

Deferred transaction costs relating to the Puna operating lease (see Note 11) in the amount of $4,172,000 are amortized using the straight-line method over the 23-year term of the lease. Amortization of deferred transaction costs is presented in cost of revenues in the consolidated statements of operations and comprehensive income (loss). Accumulated amortization related to deferred lease costs amounted to $1,773,000 and $1,589,000 at December 31, 2014 and 2013, respectively. Amortization expense for each of the years ended December 31, 2014, 2013, and 2012 amounted to $184,000.

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

Derivative instruments

Derivative instruments (including certain derivative instruments embedded in other contracts) are measured at their fair value and recorded as either assets or liabilities unless exempted from derivative treatment as a normal purchase and sale. All changes in the fair value of derivatives are recognized in earnings unless specific hedge criteria are met, which requires a company to formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

The Company maintains a risk management strategy that incorporates the use of swap contracts and put options on oil and natural gas prices, forward exchange contracts, interest rate swaps, and interest rate caps to minimize significant fluctuation in cash flows and/or earnings that are caused by oil and natural gas prices, exchange rate or interest rate volatility. Gains or losses on contracts that initially qualify for cash flow hedge accounting, net of related taxes, are included as a component of other comprehensive income or loss and accumulated other comprehensive income or loss are subsequently reclassified into earnings when the hedged forecasted transaction affects earnings. Gains or losses on contracts that are not designated as a cash flow hedge are included currently in earnings.

Foreign currency translation

The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates. For those entities, all gains and losses from currency translations are included in the consolidated statements of operations and comprehensive income (loss).

Comprehensive income (loss) reporting

Comprehensive income (loss) includes net income or loss plus other comprehensive income (loss), which for the Company consists of foreign currency translation adjustments, the non-credit portion of unrealized gain or loss on available-for-sale marketable securities and the mark-to-market gains or losses on derivative instruments designated as a cash flow hedge. For the years ended December 31, 2014, 2013 and 2012, the Company reclassified ($141,000), ($164,000) and $56,000, respectively, from other comprehensive income, of which $228,000, $265,000 and $61,000, respectively, were recorded to reduce interest expense and $87,000, $101,000 and $117,000, respectively, were recorded against the income tax provision, in the consolidated statements of operations and comprehensive income (loss).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warranty on products sold

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2014, 2013, and 2012.

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal, recovered energy and remote power technologies are expensed as incurred. Grants received from the DOE are offset against the related research and development expenses. Such grants amounted to $555,000, $1,616,000, and $660,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Weighted average number of shares used in computation of basic earnings per share	45,508	45,440	45,431
Add:
Additional shares from the assumed exercise of employee stock options	350	35	-

Weighted average number of shares used in computation of diluted earnings per share	45,858	45,475	45,431

In the year ended December 31, 2012, the employee stock options were anti-dilutive because of the Company’s net loss, and therefore, they have been excluded from the diluted earnings (loss) per share calculation.

The number of stock-based awards that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 3,237,593, 5,139,339, and 5,479,852, respectively, for the years ended December 31, 2014, 2013, and 2012.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

New accounting pronouncements effective in the year ended December 31, 2014

Presentation of Unrecognized Tax Benefits

In July 2013, the Financial Accounting Standards Board (“FASB”) clarified the accounting guidance on presentation of the unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance states that an unrecognized tax benefit (or a portion thereof) should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except for certain exceptions specified in the guidance. The exceptions include when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to reduce any income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and is to be made assuming the disallowance of the tax position at the reporting date. This accounting update is effective for fiscal periods after December 15, 2013. The provision was applied prospectively to all unrecognized tax benefits that exist on January 1, 2014. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$4,840	$6,326
Self-manufactured assembly parts and finished products	12,090	15,963
Total	$16,930	$22,289

NOTE 3 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$127,959	$51,550
Less billings to date	(124,890)	(38,236)
Total	$3,069	$13,314

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2014	2013
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$27,793	$21,217
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,724)	(7,903)
Total	$3,069	$13,314

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments, mainly in power plants, consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Sarulla	$(3,617)	$7,076

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

The Sarulla project company has accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the period, the project recorded a loss equal to $63.6 million, of which the Company's share was $8.1 million which was recorded in other comprehensive income.

The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. The Company will supply its OEC to the power plant and has added the $254.0 million supply contract to its product segment backlog. According to the current plan, the Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenues over the course of the next three to four years. For the year ended December 31, 2014, the Company recognized Products revenues of $38.2 million. The Company has eliminated the related intercompany profit of $1.8 million against equity in income (loss) of investees.

During 2014, the Company made additional investment contributions of $0.6 million to the Sarulla project, consistent with its pro rata share in the consortium.

The Company’s share in the results of operations of the Sarulla project was not significant for each of the periods presented in these consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2014 and 2013:

	December 31, 2014
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$87,832	$—
Other current assets	72,091	4,496
Unconsolidated investments	—	—
Property, plant and equipment, net	1,160,559	178,783
Construction-in-process	161,534	472
Other long-term assets	51,264	(1)

Total assets	$1,533,280	$183,750

Liabilities:
Accounts payable and accrued expenses	$14,266	$2,990
Long-term debt	685,248	—
Other long-term liabilities	91,254	6,885

Total liabilities	$790,768	$9,875

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2013
	Project Debt	PPAs	Less than Majority- owned Subsidiary
	(Dollars in thousands)
Assets:
Restricted cash, cash equivalents and marketable securities	$48,276	$—	$—
Other current assets	66,672	5,459	—
Property, plant and equipment, net	1,190,467	190,616	—
Construction-in-process	136,486	461	11,055
Other long-term assets	56,601	267	—

Total assets	$1,498,502	$196,803	$11,055

Liabilities:
Accounts payable and accrued expenses	$16,087	$2,608	$—
Long-term debt	632,906	—	—
Other long-term liabilities	103,538	5,948	—

Total liabilities	$752,531	$8,556	$—

Acquisition of interests in Crump Geyser and North Valley Geothermal project

On August 5, 2014, the Company signed a definitive Purchase and Sale Agreement with Alternative Earth Resources Inc. (“AER”), pursuant to which the Company paid $1.5 million in cash and (i) purchased AER's 50% interest in Crump Geyser Company (“CGC”), which holds the rights to the Crump Geyser geothermal project, as well as the rights to the North Valley geothermal project and (ii) obtained an option, exercisable over a four-year period, to purchase certain of AER's New Truckhaven geothermal lease. Prior to this transaction, CGC was consolidated by the Company as a variable interest entity. As a result of the acquisition of the remaining interest, the Company continues to consolidate Crump, but now as a wholly owned indirect subsidiary, and so the carrying value of the non-controlling interest of CGC of $1.0 million was reclassified to the Company's equity and the difference of $0.2 million between the fair value of the consideration paid and the related carrying value of the noncontrolling interest acquired was recorded within “additional paid-in capital” in the condensed consolidated statement of equity. The acquisition of the remaining 50% was triggering event for the Company to evaluate if CGC is a VIE. The Company performed the analysis and concluded that CGC is a VIE and is included in the consolidated balance sheet as of December 31, 2014.

NOTE 6— FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain fair value information at December 31, 2014 and 2013 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		December 31, 2014
		Fair Value
	Carrying Value at December 31, 2014	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$85,076	$85,076	$85,076	$—	$—
Derivatives:
Swap transaction on natural gas price (1)	4,129	4,129	—	4,129	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (2)	(2,882)	(2,882)	—	(2,882)	—
	$86,323	$86,323	$85,076	$1,247	$—

		December 31, 2013
		Fair Value
	Carrying Value at December 31, 2013	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$40,015	$40,015	$40,015	$—	$—
Derivatives:
Currency forward contracts (2)	2,290	2,290	—	2,290	—
Liabilities:
Current liabilities:
Derivatives:
Swap transaction on oil price (3)	(2,490)	(2,490)	—	(2,490)	—
Swap transaction on natural gas price (1)	(341)	(341)	—	(341)	—
	$39,474	$39,474	$40,015	$(541)	$—

(1)

This amount relates to derivatives which represent swap contract on natural gas prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within “prepaid expenses and other” and “accounts payable and accrued expenses” on December 31, 2014 and 2013, respectively, in the consolidated balance sheets with the corresponding gain or loss being recognized within “electricity revenue” in the consolidated statement of operations and comprehensive income (loss).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)

These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within :accounts payable and accrued expenses” and “prepaid expenses and other” on December 31, 2014 and 2013, respectively, in the consolidated balance sheet with the corresponding gain or loss being recognized within “foreign currency translation and transaction gains (losses)” in the consolidated statement of operations and comprehensive income (loss).

(3)

This amount relates to derivatives which represent swap contract on oil prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within “accounts payable and accrued expenses” on December 31, 2013, in the consolidated balance sheets with the corresponding gain or loss being recognized within “electricity revenues” in the consolidated statement of operations and comprehensive income (loss).

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

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss) on derivative instruments not designated as hedges:

Derivatives not designated as		Amount of recognized gain (loss)
hedging instruments	Location of recognized gain (loss)	2014	2013	2012
		(Dollars in thousands)

Put options on oil price	Electricity revenues	$—	$(1,330)	$(807)
Put options on natural gas price	Electricity revenues	—	—	(1,342)
Swap transaction on oil price	Electricity revenues	2,728	(635)	1,598
Swap transactions on natural gas price	Electricity revenues	2,996	(3,052)	2,804
Currency forward contracts	Foreign currency translation and transaction gains (losses)	(4,949)	5,912	463
		$775	$895	$2,716

On September 3, 2013, the Company entered into a NGI swap contract with a bank for notional quantity of approximately 4.4 million MMbtu for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.035 per MMbtu under its PPAs with Southern California Edison. The contract did not have up-front costs. Under the terms of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract has monthly settlement whereby the difference between the fixed price of $4.035 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) will be settled on a cash basis.

On October 16, 2013, the Company entered into a NGI swap contract with a bank for notional quantity of approximately 4.2 million MMbtu for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.103 per MMbtu under its PPAs with Southern California Edison. The contract did not have any up-front costs. Under the terms of this contract, the Company will make floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract has monthly settlements whereby the difference between the fixed price of $4.103 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) will be settled on a cash basis.

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

The foregoing swap transactions have not been designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “electricity revenues” in the consolidated statements of operations and comprehensive income (loss). The Company recognized a net gain from these transactions of $5.7 million in the year ended December 31, 2014, compared to net loss of $5.0 million in the year ended December 31, 2013.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the year ended December 31, 2014.

The fair value of the Company’s long-term debt is as follows:

	Fair Value		Carrying Amount
	2014	2013	2014	2013
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$32.2	$40.3	$31.6	$39.5
Olkaria III Loan - OPIC	279.4	279.6	282.6	299.9
Amatitlan Loan	—	34.8	—	31.5
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	71.4	83.5	67.2	90.8
OrCal Geothermal Inc. ("OrCal")	55.5	65.8	55.1	66.2
OFC 2 LLC ("OFC 2")	238.8	119.0	272.5	144.4
Senior Unsecured Bonds	265.4	270.6	250.4	250.6
Loan from institutional investors	12.2	20.1	11.9	19.5

The fair value of OFC Senior Secured Notes in 2013 was determined using observable market prices as these securities are traded. The fair value of all the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates.The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$32.2	$32.2
Olkaria III - OPIC	—	—	279.4	279.4
Senior Secured Notes:
OFC	—	71.4	—	71.4
OrCal	—	—	55.5	55.5
OFC 2	—	—	238.8	238.8
Senior unsecured bonds	—	—	265.4	265.4
Loan from institutional investors	—	—	12.2	12.2
Other long-term debt	—	10.0	—	10.0
Revolving credit lines with banks	—	20.3	—	20.3
Deposits	17.3	—	—	17.3

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of financial instruments as of December 31, 2013:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$40.3	$40.3
Olkaria III Loan - OPIC	—	—	279.6	279.6
Amatitlan Loan	—	—	34.8	34.8
Senior Secured Notes:
OFC	—	83.5	—	83.5
OrCal	—	—	65.8	65.8
OFC 2	—	—	119.0	119.0
Senior unsecured bonds	—	—	270.6	270.6
Loan from institutional investors	—	—	20.1	20.1
Other long-term debt	—	23.3	—	23.3
Revolving lines of credit	—	112.0	—	112.0
Deposits	21.3	—	—	21.3

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

(Dollars in thousands, except realized price)
	Valuation Technique	Amount or Range	Weighted Average
Generation output (MWh)	DCF	11,916—15,456	15,097
Average realized price ($/MWh)	DCF	$49.00—$71.50	$60.36
Operating costs	DCF	$86 — $595	$400

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS

Property, plant and equipment

Property, plant and equipment, net, consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Land owned by the Company where the geothermal resource is located	$31,465	$30,336
Leasehold improvements	3,420	3,386
Machinery and equipment	123,807	101,104
Office equipment	17,150	17,492
Automobiles	6,495	5,745
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants and impairment charges	1,463,291	1,439,374
Foreign countries	473,481	448,161
Asset retirement cost	7,444	7,803
	2,126,553	2,053,401
Less accumulated depreciation	(688,916)	(601,065)

Property, plant and equipment, net	$1,437,637	$1,452,336

Depreciation expense for the years ended December 31, 2014, 2013, and 2012 amounted to $87,851,000, $91,791,000, and $89,876,000, respectively. Depreciation expense for the years ended December 31, 2014 and 2013 is net of the impact of the cash grant in the amount of $5,318,000 and $4,330,000, respectively. As of December 31, 2013 accumulated depreciation balance does not include MPC balance of $35,396,000.

U.S. Operations

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $1,327,356,000 and $1,316,597,000 as of December 31, 2014 and 2013, respectively. These amounts as of December 31, 2014 and 2013 are net of cash grants in the amount of $149,785,000 and $127,675,000, respectively.

Impairment tests of the North Brawley and OREG 4 plants performed during the year ended December 31, 2012 resulted in impairment charges.

Foreign Operations

The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $407,003,000 and $424,567,000 as of December 31, 2014 and 2013, respectively.

The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”) owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $305,129,000 and $338,517,000 as of December 31, 2014 and 2013, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2013 the Company sold the Momotombo Power Company, which operates the Momotombo power plant located in Nicaragua (see Note 16).

The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (“Orzunil”), owns a power plant in Guatemala. On January 22, 2014, Orzunil signed an amendment to the PPA with Instituto Nacional de Electrificacion (“INDE”) a Guatemalan power utility for its Zunil geothermal power plant in Guatemala. The amendment extends the term of the PPA from 2019 to 2034. Capacity revenues are calculated based on Zunil capacity until 2019 unrelated to actual performance. The PPA amendment also transfers operation and management responsibilities of the Zunil geothermal field from INDE to the Company for the term of the amended PPA in exchange for a tariff increase. Additionally, INDE exercised its right under the PPA to become a partner in the Zunil power plant with 3% equity interest. The net book value of the assets related to the power plant was $19,141,000 and $18,846,000 at December 31, 2014 and 2013, respectively.

The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $45,624,000 and $52,272,000 at December 31, 2014 and 2013, respectively.

On December 2, 2013, the Company’s wholly-owned subsidiary, Ormat International obtained control over the assets of Honduran GeoPlanares, including a PPA with ENEE, and a 30-year concession to use the geothermal resource in exchange for annual royalty payments of 12% of revenue if the project is successful, and return of the project to the seller after a 15 year operating period. The development of the project depends on the appraisal stage. Ormat has an option to abandon the project if the geothermal resource does not meet certain criteria specified in the agreement. The net book value of assets was $12.3 million at December 31, 2014.

Construction-in-process

Construction-in-process consists of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Projects under exploration and development:
Up-front bonus lease costs	$26,618	$30,141
Exploration and development costs	45,977	38,220
Interest capitalized	836	1,278
	73,431	69,639

Projects under construction:
Up-front bonus lease costs	27,473	27,473
Drilling and construction costs	187,545	184,767
Interest capitalized	8,273	6,948
	223,291	219,188
Total	$296,722	$288,827

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Projects under Exploration and Development
	Up-front Bonus Lease Costs	Exploration and Development Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2011	$36,832	$40,223	$1,598	$78,653
Cost incurred during the year	—	3,782	420	4,203
Write off of unsuccessful exploration costs	(1,160)	(1,479)	—	(2,639)
Transfer of projects under exploration and development to projects under construction	(1,687)	(10,224)	(740)	(12,651)
Balance at December 31, 2012	33,985	32,302	1,278	67,565
Cost incurred during the year	—	6,168	—	6,168
Write off of unsuccessful exploration costs	(3,844)	(250)	—	(4,094)
Balance at December 31, 2013	30,141	38,220	1,278	69,639
Cost incurred during the year	—	19,231	—	19,231
Write off of unsuccessful exploration costs	(3,523)	(11,474)	(442)	(15,439)
Balance at December 31, 2014	$26,618	$45,977	$836	$73,431

	Projects under Construction
	Up-front Bonus Lease Costs	Drilling and Construction Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2011	$31,179	$246,878	$13,841	$291,898
Cost incurred during the year	—	216,894	11,542	228,435
Transfer of completed projects to property, plant and equipment	1,687	10,224	740	12,651
Transfer from projects under exploration and development	(3,706)	(190,123)	(10,579)	(204,408)
Balance at December 31, 2012	29,160	283,873	15,543	328,576
Cost incurred during the year	—	203,859	7,609	211,468
Transfer from projects under exploration and development	(1,687)	(302,966)	(16,204)	(320,857)
Balance at December 31, 2013	27,473	184,766	6,948	219,187
Cost incurred during the year	—	132,597	3,206	135,803
Sale of property, plant and equipment	—	(24,692)	(911)	(25,603)
Reclassification of completed projects to property, plant and equipment	—	(105,126)	(970)	(106,096)
Balance at December 31, 2014	$27,473	$187,545	$8,273	$223,291

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — INTANGIBLE ASSETS

Intangible assets amounting to $28,655,000 and $31,933,000 consist mainly of the Company’s power purchase agreements (“PPAs”) acquired in business combinations, net of accumulated amortization of $35,170,000 and $31,890,000, as of December 31, 2014 and 2013, respectively. Amortization expense for the years ended December 31, 2014, 2013, and 2012 amounted to $3,280,000, $3,280,000, and $3,289,000, respectively. In 2014 and 2013, there were no additions or disposals for intangible assets.

Estimated future amortization expense for the intangible assets as of December 31, 2014 is as follows:

(Dollars in thousands)
Year ending December 31:
2015	$3,280
2016	3,280
2017	2,944
2018	2,814
2019	2,743
Thereafter	13,594

Total	$28,655

Termination fee

Fees to terminate PPAs are recognized in period incurred as selling and marketing expenses. During 2014, no termination fees were incurred. During 2013, the Company finalized the agreement with Southern California Edison Company (“Southern California Edison”), by which the G1 and G3 Standard Offer #4 PPAs were terminated and a termination fee of $9.0 million was incurred. In addition, an amount of $2.6 million was paid to NV Energy related to the termination of the Dixie Meadows power purchase agreement PPA.

NOTE 9 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Trade payables	$48,283	$49,619
Salaries and other payroll costs	10,774	11,711
Customer advances	3,768	6,410
Accrued interest	8,546	9,277
Income tax payable	3,164	224
Property tax payable	4,192	4,671
Scheduling and transmission	1,771	1,300
Royalty accrual	2,104	1,531
Deferred revenues	—	5,750
Other	5,674	7,554
Total	$88,276	$98,047

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — LONG-TERM DEBT AND CREDIT AGREEMENTS

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2014	2013
	(Dollars in thousands)
Limited and non-recourse agreements:
Loans:
Non-recourse:
Loan agreement with TCW (the Amatitlan power plant)	$-	$31,509
Limited recourse:
Loan agreement with OPIC (the Olkaria III power plant)	282,620	299,946
Senior Secured Notes:
Non-recourse:
Ormat Funding Corp. ("OFC")	67,206	90,840
OrCal Geothermal Inc. ("OrCal")	55,050	66,156
Limited recourse:
OFC 2 LLC ("OFC 2")	272,477	144,450
	677,353	632,901
Less current portion	(52,363)	(51,514)
Non current portion	$624,990	$581,387
Full recourse agreements:
Senior unsecured bonds	$250,289	$250,596
Loans from institutional investors	21,887	32,868
Loan agreement with DEG (the Olkaria III power plant)	31,580	39,474
Loan from a commercial bank	-	10,000
Revolving credit lines with banks	20,300	112,017
	324,056	444,955
Less current portion	(39,416)	(28,875)
Non current portion	$284,640	$416,080

Loan Agreement with TCW (the Amatitlan Power Plant)

In May 2009, the Company’s wholly owned subsidiary, Ortitlan, entered into a note purchase agreement, in an aggregate principal amount of $42.0 million which refinanced its investment in the 20 MW Amatitlan geothermal power plant located in Amatitlan, Guatemala (the “Amatitlan Loan”). The Amatitlan Loan was provided by TCW Global Project Fund II, Ltd. (“TCW”). The Amatitlan Loan was scheduled to mature on June 15, 2016. The Amatitlan Loan bore interest at a rate of 9.83%.

On September 30, 2014, Ortitlan prepaid the outstanding amount of approximately $30.0 million with EIG Global Project Fund II, Ltd. (formerly TCW). This repayment resulted in a one-time charge to interest expense of approximately $1.1 million, consisting of (i) prepayment premium of $0.6 million, and (ii) write-off of related deferred financing costs amounting to a $0.5 million.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2013 we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to into a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance as of December 31, 2014, of $75.5 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance as of December 31, 2014, of $164.1 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate for the Tranche III. The fixed interest rate for Tranche III which has an outstanding balance as of December 31, 2014, of $43.0 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $31.6 million as of December 31, 2014, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year). If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders. In addition, if the DSCR falls below 1.1, subject to certain cure rights, such failure will constitute an event of default by OrPower 4. This covenant in respect of Tranche I became effective on December 15, 2014. As of December 31, 2014, the actual historical and projected 12-month DSCR was 2.05 and 1.94, respectively.

As of December 31, 2014, $282.6 million of the OPIC Loan was outstanding.

Debt service reserve

As required under the terms of the OPIC Loan, OrPower 4 maintains an account which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OPIC Loan in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of December 31, 2014 and 2013, the balance of the account was $8.6 million and $10.1 million, respectively. In addition, as of December 31, 2014, part of the required debt service reserve was backed by a letter of credit in the amount of $15.7 million (see Note 22).

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Well drilling reserve

As required under the terms of the OPIC Loan, OrPower 4 may be required to maintain an account which may be funded by cash or backed by letters of credit to reserve funds for future well drilling, based on determination upon the completion of the expansion work.

OFC Senior Secured Notes

In February 2004, OFC, a wholly owned subsidiary, issued $190.0 million, 8.25% Senior Secured Notes (“OFC Senior Secured Notes”) and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million, which have been included in deferred financing costs in the consolidated balance sheet. The OFC Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. The Company believes that the transition to variable energy prices under the Ormesa and Mammoth PPAs and the impact of the currently low natural gas prices on the revenues under these PPAs may cause OFC to not meet the DSCR ratio requirements for making distributions, but it does not believe that there will be an event of default by OFC. OFC is only required to measure these covenants on a semi-annual basis and as of December 31, 2014, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.28 and the pro-forma 12-month DSCR was 1.31. There were $67.2 million and $90.8 million of OFC Senior Secured Notes outstanding as of December 31, 2014 and December 31, 2013, respectively.

In February 2013, the Company repurchased from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and recognized a gain of approximately $0.8 million in the first quarter of 2013.

In January 2014, the Company repurchased from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $13.2 million and recognized a gain of approximately $0.3 million in the first quarter of 2014.

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

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of each of December 31, 2014 and 2013, the balance of such account was $2.1million and $2.9 million, respectively. In addition, as of each of December 31, 2014 and 2013, part of the required debt service reserve was backed by a letter of credit in the amount of $11.1 million and $10.6 million (see Note 22), respectively.

OrCal Senior Secured Notes

In December 2005, OrCal, a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (“OrCal Senior Secured Notes”) and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million, which have been included in deferred financing costs in the consolidated balance sheet. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, and those of its subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. The Company believes that the transition to variable energy prices under two of the complex’s, PPAs and the impact of the currently low natural gas prices on the revenues under these PPAs may cause OrCal to not meet the DSCR ratio requirements for making distributions, but it does not believe that there will be an event of default by OrCal. OrCal is only required to measure these covenants on a semi-annual basis and as of December 31, 2014, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.28 and the pro-forma 12-month DSCR was 1.29. There were $55.1 million and $66.2 million of OrCal Senior Secured Notes outstanding as of December 31, 2014 and December 31, 2013, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of December 31, 2014 and 2013, the balance of such account was $0.8 million and $3.0 million, respectively. In addition, as of December 31, 2014 and 2013, part of the required debt service reserve was backed by a letter of credit in the amount of $10.1 million and $10.2 million, respectively (see Note 22).

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

On June 20, 2014, Phase 1 of Tuscarora Facility achieved Project Completion under the OFC 2 Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement and following recalibration of the financing assumptions, the loan amount was adjusted through a principal prepayment of $4.3 million.

On August 29, 2014, OFC 2 signed a $140.0 million loan under the OFC 2 senior secured notes to finance the construction of the McGinness Hills Phase project. This drawdown is the last tranche (Series C notes) under the Note Purchase Agreement with John Hancock Life Insurance Company and guaranteed by the U.S. Department of Energy’s Loan Programs Office in accordance with and subject to the Department's Loan Guarantee Program under Section 1705 of Title XVII of the Energy Policy Act of 2005. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated “BBB” by Standard & Poor's.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the anticipated drawdown, on August 13, 2014, the Company entered into an on-the-run interest rate lock agreement with a financial institution with a termination date of August 15, 2014. This on-the-run interest rate lock agreement had a notional amount of $140.0 million and was designated by us to be a cash flow hedge. The objective of this cash flow hedge was to eliminate the variability in the changes in the 10-year U.S. Treasury rate as that is one of the components in the annual interest rate of the OFC 2 loan that was forecasted to be fixed on August 15, 2014. As such, the Company hedged the variability in total proceeds attributable to changes in the 10-year U.S. Treasury rate for the forecasted issuance of fixed rate OFC 2 loan. On August 18, 2014, the settlement date, the Company paid $1.5 million to the counterparty of the on-the-run interest rate lock agreement.

The Company concluded that the cash flow hedge was fully effective with no ineffective portion and no amounts excluded from the effectiveness testing, thus the total loss from the cash flow hedge was fully recognized in “Loss in respect of derivatives instruments designated for cash flow hedge” under other comprehensive income of $0.9 million noted above, which was net of related taxes of $0.6 million. The cash flow hedge loss recorded will be amortized over the life of the OFC 2 loan using the effective interest method. The Company expects to reclassify $0.1 million of the loss from “Accumulated other comprehensive income (loss)” into interest expense during the next twelve months.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of December 31, 2014, the last measurement date of the covenants, the actual DSCR was 1.62 and the pro-forma 12-month DSCR was 2.24. There were $272.5 million and $144.4 million of OFC 2 Senior Secured Notes outstanding as of December 31, 2014 and December 31, 2013, respectively.

The Company provided a guarantee in connection with the issuance of the Series A and C Notes. One trigger event is the failure of any facility financed by the relevant Series of OFC 2 Senior Secured Notes to reach completion and meet certain operational performance levels (the non-performance trigger) which gives rise to a prepayment obligation on the OFC 2 Senior Secured Notes. The other trigger event is a payment default on the OFC 2 Senior Secured Notes or the occurrence of certain fundamental defaults that result in the acceleration of the OFC 2 Senior Secured Notes, in each case that occurs prior to the date that the relevant facility(ies) financed by such OFC 2 Senior Secured Notes reaches completion and meets certain operational performance levels. A demand on the Company’s guarantee based on the non-performance trigger is limited to an amount equal to the prepayment amount on the OFC 2 Senior Secured Notes necessary to bring the OFC 2 Issuers into compliance with certain coverage ratios. A demand on the Company’s guarantee based on the other trigger event is not so limited.

Debt service reserve; other restricted funds

Under the terms of the OFC 2 Senior Secured Notes, OFC 2 is required to maintain a debt service reserve and certain other reserves, as follows:

(i)

A debt service reserve account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC 2 Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheet. As of December 31, 2014, part of the required debt service reserve was backed by a letter of credit in the amount of $17.1 million (see Note 22).

(ii)

A performance level reserve account, intended to provide additional security for the OFC 2 Senior Secured Notes, which may be funded by cash or backed by letters of credit. This reserve builds up over time and reduces gradually each time the project achieves certain milestones. Upon issuance of the Series A Notes, this reserve was funded in the amount of $28.0 million. As of December 31, 2014, the balance of such account was $38.7 million, and in addition OFC 2 funded $17.1 million in a letter of credit issued, that is required to be maintained at all times until this reserve reduces to zero.

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

(iv)

A performance level reserve account for McGinness Hills Phase II, intended to provide additional security for the OFC 2 Senior Secured Notes, which may be funded by cash or backed by letters of credit. Upon issuance of the Series C Notes, this reserve was funded in the amount of $53.4 million in letter of credit and as of December 31, 2014, the balance did not change.

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

Loan Agreement with DEG (the Olkaria III Complex)

In March 2009, the Company’s wholly owned subsidiary, OrPower 4, entered into a project financing loan of $105.0 million to refinance its investment in Phase I of the Olkaria III complex located in Kenya (the “DEG Loan”). The DEG Loan was provided by a group of European Development Finance Institutions (“DFIs”) arranged by DEG — Deutsche Investitions — und Entwicklungsgesellschaft mbH (“DEG”). The first disbursement of $90.0 million occurred on March 23, 2009 and the second disbursement of $15.0 million occurred on July 10, 2009. The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments, commencing December 15, 2009. Interest on the DEG Loan is variable based on 6-month LIBOR plus 4.0% and OrPower 4 had the option to fix the interest rate upon each disbursement. Upon the first disbursement, the Company fixed the interest rate on $77.0 million of the DEG Loan at 6.90%. As of December 31, 2014 $31.6 million is outstanding under the DEG Loan (out of which $21.7 million bears interest at a fixed rate).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan from a commercial bank

In November 2009, the Company entered into a 5-year loan agreement of $50.0 million with a commercial bank. The bank loan matured on November 10, 2014 and was payable in 10 semi-annual installments, which commenced on May 10, 2010, and bore interest at 6-month LIBOR plus 3.25%.

Revolving credit lines with commercial banks

As of December 31, 2014, the Company has credit agreements with eight commercial banks for an aggregate amount of $555.2 million (including $50.0 million from Union Bank, N.A. (“Union Bank”) and $25.0 million from HSBC), see below. Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $247.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $308.2 million. The credit agreements mature between end of March, 2015 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of December 31, 2014, loans in the total amount of $20.3 million were outstanding, and letters of credit with an aggregate stated amount of $357.2 million were issued and outstanding under such credit agreements. The $20.3 million in loans are for terms of three months or less and bear interest at an annual weighted average rate of 2.30%.

Restrictive covenants

The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7; and (iii) dividend distribution not to exceed 35% of net income for that year. As of December 31, 2014: (i) total equity was $786.7 million and the actual equity to total assets ratio was 37.1%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 3.70. During the year ended December 31, 2013, the Company distributed interim dividends in an aggregate amount of $3.6 million. Although the Company reported a net loss for the year ended December 31, 2012, under the credit agreements, the loan agreements, and the trust instrument governing the bonds the Company can distribute interim dividends on the basis of its estimate of its net income for the year. Since the Company incurred a loss for the year ended December 31, 2012, an adjustment for the distributable dividend in the amount of $3.6 million was made in the year ended December 31, 2013. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

Credit agreement with Union Bank

In February 2012, the Company’s wholly owned subsidiary, Ormat Nevada Inc. (“Ormat Nevada”), entered into an amended and restated credit agreement with Union Bank. Under the amended and restated agreement, the credit termination date was extended to February 7, 2014 (which was subsequently extended to March 31, 2014 pursuant to Amendment No. 1 to the agreement), and the aggregate amount available under the credit agreement was increased from $39.0 million to $50.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2014: (i) the actual 12-month debt to EBITDA ratio was 3.18; (ii) the 12-month DSCR was 2.45; and (iii) the distribution leverage ratio was 0.65. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2014, letters of credit in the aggregate amount of $42.1 million remain issued and outstanding under this credit agreement with Union Bank.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit agreement with HSBC

In May 2013, Ormat Nevada, a wholly owned subsidiary of the Company, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2013: (i) the actual 12-month debt to EBITDA ratio was 3.18; (ii) the 12-month DSCR was 2.45; and (iii) the distribution leverage ratio was 0.65. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2014, letters of credit in the aggregate amount of $21.8 million remain issued and outstanding under this credit agreement.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of December 31, 2014 are as follows:

(Dollars in thousands)

Year ending December 31:
2015	$91,779
2016	69,060
2017	316,017
2018	59,186
2019	50,889
Thereafter	414,479
Total	$1,001,410

NOTE 11 — PUNA POWER PLANT LEASE TRANSACTIONS

In 2005, the Company’s wholly owned subsidiary in Hawaii, Puna Geothermal Ventures (“PGV”), entered into transactions involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased Puna Power Plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the “Deferred Lease Income”). The carrying value of the leased assets as of December 31, 2014 and 2013 amounted to $34.4 million and $36.9 million, net of accumulated depreciation of $28.0 million and $25.5 million, respectively. The unrelated company (the “Lessor”) simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the “Project Lease”). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with Hawaii Electric Light Company (“HELCO”). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under the Project Lease, as of December 31, 2014, are as follows:

(Dollars in thousands)
Year ending December 31:
2015	$8,222
2016	8,374
2017	8,747
2018	8,944
2019	6,018
Thereafter	6,913
Total	$47,218

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $2.7 million and $4.3 million as of December 31, 2014 and 2013, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to the Company’s wholly owned subsidiary, Ormat Nevada. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of December 31, 2014 and 2013, the balance of such account was $0.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, and the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments are expected to be made until December 31, 2016 up to maximum amount of $11.0 million. In January 2015 and 2014, the Company received $1.6 million and $2.2 million, respectively.

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

NOTE 13 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of year	$18,679	$19,289
Revision in estimated cash flows	(1,395)	(2,742)
Liabilities incurred	356	588
Accretion expense	1,502	1,544
Balance at end of year	$19,142	$18,679

During the year ended December 31, 2014, the Company decreased the aggregate carrying amount of its asset retirement obligation by $1,395,000 due to changes in useful life and price estimates.

During the year ended December 31, 2013, the Company decreased the aggregate carrying amount of its asset retirement obligation by $2,742,000 due to changes in useful life and price estimates.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — STOCK-BASED COMPENSATION

The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2014, the total future compensation cost related to unvested stock-based awards that are expected to vest is $8,146,000, which amount will be recognized over a weighted average period of 1.4 years.

During the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Cost of revenues	$3,076	$3,971	$4,225
Selling and marketing expenses	261	494	542
General and administrative expenses	2,234	1,799	1,611
Total stock-based compensation expense	5,571	6,264	6,378
Tax effect on stock-based compensation expense	836	783	797
Net effect of stock-based compensation expense	$4,735	$5,481	$5,581

During the fourth quarters of 2014 and 2013, the Company evaluated the trends in the stock-based award forfeiture rate and determined that the actual rates are 5.6%. This represents a decrease of 0.8% from the estimate made in the third quarter of 2012. As a result of the increase in the estimated forfeiture rate, the stock based compensation expense decreased by an immaterial amount.

Valuation assumptions

The fair value of each grant of stock-based awards is estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. In the absence of enough historical information, the expected term was determined using the simplified method giving consideration to the contractual term and vesting schedule. The dividend yield forecast is expected to be 20% of the Company’s yearly net profit, which is equivalent to a 0.7% yearly weighted average dividend rate in the year ended December 31, 2014. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.

The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2014	2013	2012
For stock options issued by the Company:
Risk-free interest rates	1.7%	0.8%	1.0%
Expected lives (in years)	5.1	4.6	5.0
Dividend yield	0.9%	0.71%	0.81%
Expected volatility	35.1%	37.8%	47.2%
Forfeiture rate	0.0%	5.6%	6.4%

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

Increase of per grant limit: Section 15(a) of the 2012 Incentive Plan was amended to allow the grant of up to 400,000 shares of our common stock with respect to the initial grant of an equity award to newly hired executive officers in any calendar year. This amendment was adopted by our stockholders on May 31, 2014; and

Acceleration of vesting: Section 15(l) of the 2012 Incentive Plan was amended to clarify our ability to provide in the applicable award agreement that part and/or all of the award will be accelerated upon the occurrence of certain pre-determined events and/or conditions, such as a "change in control" (as defined in the 2012 Incentive Plan, as amended).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option on the grant date was $12.88 for grant of options to purchase 300,000 shares of common stock, and $8.33 for the grant of options to purchase 100,000 shares of common stock. The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

	Grant of options to purchase 100,000 shares of common stock	Grant of options to purchase 300,000 shares of common stock
Risk-free interest rates	2.36%	1.64%
Expected life (in years)	7.25	4.75
Dividend yield	0.90%	0.90%
Expected volatility	42.80%	33.10%
Forfeiture rate	0%	0%

On November 5, 2014, the Company granted its board members options to purchase 52,500 shares of common stock under the 2012 Incentive Plan. The exercise price of each option is $28.23, which represented the fair market value of the Company’s common stock on the grant date. Such options will expire seven years from the date of grant and will vest in 100% one year from the grant date.

The fair value of each stock option on the grant date was $7.01. The Company calculated the fair value of each stock option on the date of grant using the Black-Scholes valuation model based on the following assumptions:

Risk-free interest rates	1.30%
Expected life (in years)	4.0
Dividend yield	0.70%
Expected volatility	32.40%
Forfeiture rate	0.00%

	Year Ended December 31,
	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,710	$28.23	3,563	$30.09	2,934	$32.40
Granted, at fair value:
Stock Options	485	29.05	45	26.70	75	19.01
SARs*	—	—	1,270	23.08	602	20.13
Exercised	(243)	24.10	(39)	16.89	—	—
Forfeited	(116)	23.20	(114)	30.04	(48)	28.92
Expired	(359)	42.70	(15.00)	37.90	—	—
Outstanding at end of year	4,477	27.48	4,710	28.23	3,563	30.09
Options and SARs exercisable at end of year	2,106	31.25	2,123	33.82	1,592	36.61
Weighted-average fair value of options and SARs granted during the year		$9.00		$6.66		$7.25

__________

*	Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

As of December 31, 2014, 2,124,900 shares of the Company’s common stock are available for future grants under the 2012 Incentive Plan. No shares of the Company’s common stock are available for future grants under the 2004 Incentive Plan as of such date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2014 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
$15.00	-		$-	-	-	$-
18.56	45	4.8	388	45	4.8	389
19.10	8	3.8	61	8	3.8	182
19.69	26	4.6	197	26	4.6	197
20.13	509	4.3	3,585	99	4.3	-
20.54	100	4.3	664	25	4.3	-
23.34	1,129	4.4	4,343	-	-	-
24.57	33	4.1	85	-	-
25.65	493	3.3	754	220	3.3	225
25.74	8	0.8	11	8	0.8	33
26.70	45	5.8	22	45	5.8	-
26.84	418	1.2	142	418	1.2	196
28.19	30	2.8	-	30	2.8	-
28.23	53	6.8	-	-	-
29.21	8	2.3	-	8	2.3	-
29.52	400	5.6	-	-	-
29.95	538	2.3	-	538	2.3	-
34.13	222	1.3	-	222	1.3	-
38.50	23	1.8	-	23	1.8	-
45.78	390	0.3	-	390	0.3	-

	4,477	3.3	10,252	2,106	2.1	1,222

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2013 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Shares Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
$15.00	21	.8	$258	21	.8	$258
18.56	45	5.8	389	45	5.8	389
19.10	23	4.8	182	23	4.8	182
19.69	26	5.6	197	26	5.6	197
20.13	578	5.3	4,089	-	-	-
20.54	120	5.3	800	-	-	-
23.34	1,138	5.4	4,404	-	-	-
25.65	578	4.3	901	144	4.3	225
25.74	23	1.8	33	23	-	33
26.70	45	6.8	23	-	-	-
26.84	529	2.2	196	529	2.2	196
28.19	30	3.8	-	30	3.8	-
29.21	8	3.3	-	8	3.3	-
29.95	547	3.3	-	273	3.3	-
34.13	222	2.3	-	222	2.3	-
38.50	23	2.8	-	23	2.8	-
38.85	8	.2	-	8	.2	-
42.08	329	.3	-	329	.3	-
45.78	397	1.3	-	397	-	-
52.98	23	.8	-	23	.8	-

	4,710	3.7	11,472	2,123	2.1	1,480

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $27.18 and $27.21 as of December 31, 2014 and 2013, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2014 and 2013 was 895,354 and 811,269, respectively.

The total pretax intrinsic value of options exercised during the year ended December 31, 2014 and 2013 was $2,036,000 and $140,000, respectively, based on the average stock price of $27.49 and 23.57 during the years ended December 31, 2014 and 2013, respectively. No options were exercised during the year ended December 31, 2012.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — POWER PURCHASE AGREEMENTS

Substantially all of the Company’s electricity revenues are recognized pursuant to PPAs in the U.S. and in various foreign countries, including Kenya and Guatemala. These PPAs generally provide for the payment of energy payments or both energy and capacity payments through their respective terms which expire in varying periods from 2015 to 2034. Generally, capacity payments are calculated based on the amount of time that the power plants are available to generate electricity. The energy payments are calculated based on the amount of electrical energy delivered at a designated delivery point. The price terms are customary in the industry and include, among others, a fixed price, short-run avoided cost (“SRAC”) (the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others), and a fixed price with an escalation clause that includes the value for environmental attributes, known as renewable energy credits. Certain of the PPAs provide for bonus payments in the event that the Company is able to exceed certain target levels and potential payments by the Company if it fails to meet minimum target levels. One PPA gives the power purchaser or its designee the right of first refusal to acquire the geothermal power plants at fair market value. Upon satisfaction of certain conditions specified in this PPA, and subject to receipt of requisite approvals and negotiations between the parties, the Company has the right to demand that the power purchaser acquire the power plant at fair market value. The Company’s subsidiaries in Guatemala sell power at an agreed upon price subject to terms of a “take or pay” PPA.

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

As discussed in Note 1, the Company assessed all PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003, and evaluated whether such PPAs contained a lease element requiring lease accounting. Future lease revenues under PPAs which contain a lease element as of December 31, 2014 including the PPAs that provide for minimum production or performance guarantees are accounted for as contingent lease revenues as they are production-based payments and contingent on generation levels that are impacted by climatic variables that are inherently uncertain including geological conditions and ambient temperature.

The PPAs considered to be leases were also assessed for inclusion of embedded derivatives, which required that they be separately accounted for at fair value. However, none of such PPAs were determined to include embedded derivatives.

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

The summarized financial information related to the discontinued operations is as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Revenues - electricity	$—	$4,866	$12,635
Cost of revenues - electricity	—	2,869	7,219
Gross margin	—	1,997	5,416
Operating expenses:
Selling and marketing expenses	—	192	404
General and administrative expenses	—	140	201
Operating income	—	1,665	4,811
Income from discontinued operations before income taxes	—	5,311	4,811
Income tax provision	—	(614)	(1,264)
Income from discontinued operations, net of taxes	$—	$4,697	$3,547

The net assets of the MPC as of May 30, 2013 were as follows:

(Dollars in thousands)

Cash and cash equivalents	$52
Accounts receivable	2,274
Prepaid expenses and other	167
Property, plant and equipment	3,935
Accounts payable and accrued expenses	(493)
Deferred income taxes	(442)
Accrued severance pay	(313)
Other liabilities	(590)
Net assets	$4,590

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest related to sale of tax benefits	$12,413	$13,753	$6,827
Interest expense	75,447	67,621	69,206
Less — amount capitalized	(3,206)	(7,598)	(11,964)
	$84,654	$73,776	$64,069

NOTE 18 — INCOME TAXES

U.S. and foreign components of income (loss) from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
U.S	$(2,623)	$1,520	$(283,242)
Non-U.S. (foreign)	88,459	49,616	71,437
	$85,836	$51,136	$(211,805)

The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current:
State	$490	$208	$(768)
Foreign	13,983	2,886	7,331
	$14,473	$3,094	$6,563

Deferred:
Federal	—	—	(17,312)
State	—	—	(44)
Foreign	13,135	10,458	12,620
	13,135	10,458	(4,736)
	$27,608	$13,552	$1,827

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Deferred tax expense (exclusive of the effect of other components listed below)	$(8,993)	$(71,052)	$23,802
Write-off of power plants	—	—	(90,720)
Usage (benefit) of operating loss carryforwards - US	7,764	11,672	26,907
Change in valuation allowance	3,526	(1,787)	16,877
Change in foreign income tax	13,135	10,458	8,257
Change in lease transaction	2,136	974	1,170
Change in tax monetization transaction	5,184	46,051	5,353
Change in intangible drilling costs	(9,706)	15,091	14,133
Benefit of production tax credits and alternative minimum tax credit	89	(949)	(10,515)
	$13,135	$10,458	$(4,736)

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Valuation allowance	(1.7)	(3.5)	(8.0)
Tax monetization	2.5	-	-
State income tax, net of federal benefit	(0.7)	(0.2)	4.1
Effect of foreign income tax, net	(4.9)	(7.9)	2.4
Production tax credits	0.9	(1.9)	5.0
Dividends from foreign subsidiaries	-	-	(39.3)
Subpart F income	1.4	4.7	-
Depletion	(1.1)	-	0.3
Other, net	0.8	0.3	(0.4)
Effective tax rate	32.2%	26.5%	0.9%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)

Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(66,943)	$(53,621)
Depreciation	86,705	96,137
Intangible drilling costs	(91,678)	(81,972)
Net capital loss carryforward - U.S.	100,139	92,375
Tax monetization transaction	(67,337)	(72,521)
Lease transaction	4,573	2,437
Investment tax credits	672	672
Production tax credits	71,402	71,313
Stock options amortization	4,467	3,464
Accrued liabilities and other	2,337	2,901
	44,337	61,185
Less - valuation allowance	(111,280)	(114,806)
Total	$(66,943)	$(53,621)

The following table presents a reconciliation of the beginning and ending valuation allowance:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Balance at beginning of the year	$114,806	$113,596	$61,500
Additions to deferred income tax expense	(3,526)	1,210	52,096
Balance at end of the year	$111,280	$114,806	$113,596

At December 31, 2014, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $251.4 million and state NOL carryforwards of approximately $216.5 million, net of valuation allowance of $111.3 million, available to reduce future taxable income, which expire between 2021 and 2034 for federal NOLs and between 2013 and 2034 for state NOLs. The investment tax credits (“ITCs”) in the amount of $0.7 million at December 31, 2014 are available for a 20-year period and expire between 2022 and 2024. The PTCs in the amount of $71.4 million at December 31, 2014 are available for a 20-year period and expire between 2026 and 2034.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. The most significant factor considered with respect to the ability of the Company to realize these deferred tax assets is the Company’s U.S. cumulative results over the past three years. The Company viewed this factor as a significant piece of negative evidence that made it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Based on the results, a valuation allowance in the amount of $111.3 million and $114.8 million was recorded against the U.S. deferred tax assets as of December 31, 2014 and 2013, respectively as, at this point in time, it is more likely than not that the deferred tax assets will not be realized.

Subsequent to the balance sheet date, and as more fully described in Note 24, the Company entered into a significant non-routine transaction for the partial sale of certain assets which is expected to result in a taxable gain in the U.S., for which the Company expects to utilize a portion of its NOL carryforwards and tax credits. In 2015 or in future years , if sufficient additional evidence of the Company’s ability to generate taxable income is established in the future, the Company may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in its consolidated statement of operations.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the deferred taxes on the balance sheets as of the dates indicated:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)

Current deferred tax assets	$251	$523	$637
Current deferred tax liabilities	(975)	—	(20,392)
Non-current deferred tax assets	—	891	21,283
Non-current deferred tax liabilities	(66,219)	(55,035)	(45,059)
	$(66,943)	$(53,621)	$(43,531)

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $75.9 million at December 31, 2014. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

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

The Company believes that based on our plans to increase the operations outside of the U.S., the cash generated from our operations outside of the U.S. will be reinvested outside of the U.S. In addition, our U.S. sources of cash and liquidity are sufficient to meet our needs in the U.S. and, accordingly, we do not currently plan to repatriate the funds we have designated as being permanently invested outside the U.S. If we change our plans, we may be required to accrue and pay U.S. taxes to repatriate these funds.

Uncertain tax positions

We are subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which additional taxes will be due. These reserves are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of tax audits. The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered probable.

At December 31, 2014 and 2013, there are $7.5 million and $5.0 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of our unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of year	$4,950	$7,281	$5,875
Additions based on tax positions taken in prior years	230	200	1,381
Additions based on tax positions taken in the current year	2,980	1,146	25
Reduction based on tax positions taken in prior years	(649)	(3,677)	—
Balance at end of year	$7,511	$4,950	$7,281

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of December 31, 2014, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2014 and by local state jurisdictions for the years 2002-2014. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.

The reduction of $0.6 million and $3.7 million in 2014 and 2013, respectively, was due to the statute of limitation expiration on certain tax position.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2009 — 2014
Kenya	2000 — 2014
Guatemala	2008 — 2014
Philippines	2008 —2014
New Zealand	2009 —2014

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

Tax benefits in the U.S.

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the ARRA. The Company is permitted to claim 30% of the eligible cost of each new geothermal power plant in the United States, which is placed in service before January 1, 2014 as an ITC against its federal income taxes. After this date, the ITC is reduced to 10%. Alternatively, the Company is permitted to claim a PTC, which in 2014 was 2.3 cents per kWh and which may be adjusted annually for inflation. The PTC may be claimed for ten years on the electricity output of new geothermal power plants put into service by December 31, 2013. The owner of the power plant must choose between the PTC and the 30% ITC described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether the Company claims the PTC or the ITC, it is also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If the Company claims the ITC, the Company’s “tax base” in the plant that it can recover through depreciation must be reduced by half of the ITC. If the Company claims the PTC, there is no reduction in the tax basis for depreciation. Companies that place qualifying renewable energy facilities in service, during 2009, 2010 or 2011, or that begin construction of qualifying renewable energy facilities during 2009, 2010 or 2011 and place them in service by December 31, 2013, may choose to apply for a cash grant from the U.S. Department of the Treasury (“U.S. Treasury”) in an amount equal to the ITC. Likewise, the tax base for depreciation will be reduced by 50% of the cash grant received. Under the ARRA, the U.S. Treasury is instructed to pay the cash grant within 60 governmental business days of the application or the date on which the qualifying facility is placed in service.

On June 7, 2007, April 17, 2008 and January 24, 2013, a wholly-owned subsidiary, Ormat Nevada, concluded transactions to monetize PTCs and other favorable tax attributes (see Note 12).

Income taxes related to foreign operations

Guatemala — The enacted tax rate is 28%. Orzunil, a wholly owned subsidiary, was granted a benefit under a law which promotes development of renewable power sources. The law allows Orzunil to reduce the investment made in its geothermal power plant from income tax payable, which reduces the effective tax rate to zero. Ortitlan, another wholly owned subsidiary, was granted a tax exemption for a period of ten years ending August 2017. The effect of the tax exemption in the years ended December 31, 2014, 2013, and 2012 is $3.6 million, $1.9 million, and $4.4 million, respectively ($0.08, $0.04, and $0.10 per share of common stock, respectively).

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2012, new legislation amending the Investment Law was enacted. Under the new legislation, companies that have retained earnings as of December 31, 2011 from Benefited Enterprises may elect by November 11, 2013 to pay a reduced corporate tax rate as set forth in the new legislation on such income and distribute a dividend from such income without being required to pay additional corporate tax with respect to such income.  Ormat Systems decided not to make such election.

Other significant foreign countries — The Company’s operations in Kenya are taxed at the rate of 37.5%. The Company’s operations in New Zealand are taxed at the rate of 28% in 2014, 2013 and 2012.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2014:
Net revenues from external customers	$382,301	$177,223	$559,524
Intersegment revenues	—	44,718	44,718
Depreciation and amortization expense	97,826	2,973	100,799
Operating income (loss)	90,401	53,089	143,490
Segment assets at period end *	1,963,486	158,070	2,121,556
Expenditures for long-lived assets	155,323	3,458	158,781
* Including unconsolidated investments	—	—	—

Year Ended December 31, 2013:
Net revenues from external customers	$329,747	$203,492	$533,239
Intersegment revenues	—	37,248	37,248
Depreciation and amortization expense	88,853	4,079	92,932
Operating income (loss)	54,265	42,693	96,958
Segment assets at period end *	2,017,838	141,595	2,159,433
Expenditures for long-lived assets	203,047	1,581	204,628
* Including unconsolidated investments	7,076	—	7,076

Year Ended December 31, 2012 :
Net revenues from external customers	$314,894	$186,879	$501,773
Intersegment revenues	—	48,315	48,315
Depreciation and amortization expense	95,927	3,557	99,484
Operating income	(189,994)	30,098	(159,896)
Segment assets at period end *	1,990,490	97,033	2,087,523
Expenditures for long-lived assets	228,289	4,731	233,020
* Including unconsolidated investments	2,591	—	2,591

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,

	2014	2013	2012
	(Dollars in thousands)

Revenues:
Total segment revenues	$559,524	$533,239	$501,773
Intersegment revenues	44,718	37,248	48,315
Elimination of intersegment revenues	(44,718)	(37,248)	(48,315)
Total consolidated revenues	$559,524	$533,239	$501,773

Operating income:
Operating income	$143,490	$96,958	$(159,896)
Interest income	312	1,332	1,201
Interest expense, net	(84,654)	(73,776)	(64,069)
Foreign currency translation and transaction gains (losses)	(5,839)	5,085	242
Income attributable to sale of equity interest	24,143	19,945	10,127
Gain from sale of property, plant and equipment	7,628	—	—
Other non-operating income (expense), net	756	1,592	590
Total consolidated income before income taxes and equity in income of investees	$85,836	$51,136	$(211,805)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells electricity and products for power plants and others, mainly to the geographical areas according to location of the customers, as detailed below. The following tables present certain data by geographic area:

	Year Ended December 31,

	2014	2013	2012
	(Dollars in thousands)

Revenues from external customers attributable to: (1)
North America	$293,710	$314,666	$271,845
Pacific Rim	4,859	20,082	109,177
Latin America	29,329	21,879	27,939
Africa	86,074	68,746	40,885
Far East	59,212	10,582	2,075
Europe	86,340	97,284	49,852
Consolidated total	$559,524	$533,239	$501,773

____________

(1)Revenues as reported in the geographic area in which they originate.

	Year Ended December 31,

	2014	2013	2012
	(Dollars in thousands)

Long-lived assets (primarily power plants and related assets) located in:

North America	$1,369,136	$1,387,449	$1,358,877
Latin America	76,601	63,972	67,536
Africa	330,200	338,395	274,395
Europe	13,272	12,787	14,859
Pacific Rim and Far East	862	671	210
Consolidated total	$1,790,071	$1,803,274	$1,715,877

The following table presents revenues from major customers:

	Year Ended December 31,

	2014		2013		2012
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Edison (1)	$75,803	13.5	$75,562	14.2	$90,239	18.0
Hawaii Electric Light Company (1)	44,513	8.0	48,825	9.2	48,606	9.7
Sierra Pacific Power Company and Nevada Power Company (1)(2)	92,580	16.5	94,111	17.6	78,631	15.7

Mighty River Power (3)	—	—	19,174	3.6	99,617	19.9
KPLC (1)	86,074	15.4	61,876	11.6	40,887	8.1

________

(1)Revenues reported in Electricity Segment.

(2)Subsidiaries of NV Energy, Inc.

(3)Revenues reported in Products Segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — TRANSACTIONS WITH RELATED ENTITIES

Transactions between the Company and related entities, other than those disclosed elsewhere in these financial are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Property rental fee expense paid to the Parent	$1,821	$1,797	$1,762
Interest expense on note payable to the Parent	$—	$—	$—
Corporate financial, administrative, executive services, and research and development services provided to the Parent	$151	$148	$146
Services rendered by an indirect shareholder of the Parent	$—	$15	$51

The current asset due from the Parent at December 31, 2014 and 2013 in the amount of $1,337,000 and $442,000, respectively, represents the net obligation resulting from ongoing operations and transactions with the Parent and is payable from available cash flow. Interest is computed on balances greater than 60 days at LIBOR plus 1% (but not less than the change in the Israeli Consumer Price Index plus 4%) compounded quarterly, and is accrued and paid to the Parent annually.

Restructuring with the Parent

On February 5, 2015, the TASE approved the listing of the Company’s common stock on the TASE. On February 10, 2015, the Company's common stock was successfully listed on the TASE. The Company will remain subject to the rules and regulations of the NYSE and of the U.S. Securities and Exchange Commission (“SEC”). Under the local regime for dual listing, the Company will use the same periodic reports, financial and other relevant disclosure information that The Company submits to the SEC and NYSE.

On February 12, 2015 the Company completed the share exchange transaction with its parent entity, Ormat Industries Ltd. ("OIL") following which, it became a non-controlled public company and its public float increased from approximately 40% to approximately 76% of its total shares outstanding.

Under the terms of the share exchange, OIL shareholders received 0.2592 shares for each share in OIL, or an aggregate of approximately 30.2 million shares, reflecting a net issuance of approximately 3.0 million shares (after deducting the 27.2 million shares that OIL held in Ormat Technologies). Consequently, the Company' total shares outstanding increased from approximately 45.5 million shares to approximately 48.5 million shares.

Corporate and administrative services agreement with the Parent

Ormat Systems and the Parent have agreements whereby Ormat Systems provided to the Parent, for a monthly fee of $10,000 (adjusted annually, in part based on changes in the Israeli Consumer Price Index), certain corporate administrative services, including the services of executive officers. In addition, Ormat Systems agreed to provide the Parent with services of certain skilled engineers and other research and development employees at Ormat Systems’ cost plus 10%.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 12, 2015, the corporate and administrative service and the lease agreements are no longer effective as a result of the restructuring transaction described above.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed one year of service or who had one year of service upon establishment of the Plan are eligible to participate in the Plan. Contributions are made by employees through pretax deductions up to 60% of their annual salary. Contributions made by the Company are matched up to a maximum of 2% of the employee’s annual salary. The Company’s contributions to the Plan were $533,000, $482,000, and $507,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Severance plan

The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $15,953,000 and $19,572,000 at December 31, 2014 and 2013, respectively, and have been presented in the consolidated balance sheets as part of “deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2014, 2013, and 2012 were $2,095,000, $877,000, and $2,320,000, respectively, which are net of income (including loss) amounting to ($1,491,000), $2,155,000, and $930,000, respectively, generated from the regular deposits and amounts accrued in severance funds.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

(Dollars in thousands)
Year ending December 31:
2015	$4,109
2016	665
2017	2,163
2018	2,518
2019	821
2020-2023	6,303
$16,579

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (“BLM”) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $16,304,000, $13,896,000, and $12,048,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $353.1 million at December 31, 2014. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

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

At December 31, 2014, total obligations related to such supplier agreements were approximately $119.2 million (out of which approximately $44.1 million relate to construction-in-process). All such obligations are payable in 2015.

Grants and royalties

The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2014, 2013, and 2012. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2014 and 2013, amounted to $1.6 million and $1.5 million, respectively, of which approximately $0.6 million and $0.5 million, respectively, represents interest based on the LIBOR rate, as defined above.

Lease commitments

At December 31, 2014, 2013 and 2012, total lease expenses for leasing of land, building and equipment outside of the Puna lease (separately described in Note 11) amounted to $0.3 million, $0.4 million and $0.4 million respectively. The related future minimum lease payments are immaterial for each year.

Contingencies

●	Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed suit on February 17, 2015, in the Third Circuit Court for the State of Hawaii, seeking declaratory and injunctive relief against Puna Geothermal Venture and the County of Hawaii. The relief requested includes a declaratory ruling that a County ordinance adopted in 2012, prohibiting night time geothermal drilling and drilling operations, applies to PGV’s current drilling activities at the KS-16 well. The Company believes that the allegations of the complaint have no merit, and will defend itself vigorously.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., Ormat Technologies, Inc. and Ormat Nevada, Inc. are operating three geothermal generating plants in Mammoth Lakes, California (MP-1; MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District (“District”) rules. The Company believes the complaint is without merit, and intends to vigorously defend itself against the allegations set forth in the complaint and to take all necessary legal action to have the complaint dismissed. Filing of the complaint in and of itself does not have any immediate adverse implications for the Mammoth plants..

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and PGV’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the U.S. Supreme Court’s decision in Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted briefing to the NLRB as to whether summary judgment is appropriate.  PGV currently expects a decision in this matter will be rendered within the next two to four months. Depending on the decision, PGV expects to review its options and either accept negotiations with the Union or continue to appeal the decision.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

In January 2014, Ormat learned that two former employees alleged in a "qui tam" complaint filed in the United States District Court for the Southern District of California that Seller, PGV and select Affiliates of the Seller (collectively, the "Ormat Parties") submitted fraudulent applications and certifications to obtain grants. The United States Department of Justice has declined to intervene. The former employees have proceeded on their own and served the Ormat Parties with their initial complaint in April 2014, and then filed an amended complaint in May 2014. Pursuant to the Ormat Parties' motion to move the venue of the proceeding, and despite the complainants’ objection, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada.

●

In July 2014, the Ormat Parties filed a motion to dismiss the amended complaint, in response to which the complainants have filed responses urging the court to reject the motion to dismiss. In August, 2014, the United States filed a statement of interest urging rejection of one of the Ormat Parties' arguments raised in the motion to dismiss - that the False Claims Act's "Tax Bar" excludes such Act's application to the case - while continuing to take no position as to the overall sufficiency of the complainants' complaint. The motion to dismiss remains pending before the Nevada United States District Court, and a hearing has been scheduled for March by the Reno court.

In the interim, FIMI and Ormat Industries (who were originally named on the complaint, but never served) have been removed from the complaint as co-defendants. The Ormat Parties continue to believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

●

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
	(Dollars in thousands, except per share amounts)
Revenues:
Electricity	$68,298	$87,713	$88,994	$84,742	$94,817	$91,692	$102,506	$93,286
Product	50,608	64,966	41,755	46,163	47,619	35,911	37,736	55,957
Total revenues	118,906	152,679	130,749	130,905	142,436	127,603	140,242	149,243
Cost of revenues:
Electricity	55,088	58,641	61,356	57,789	57,034	67,322	61,727	60,547
Product	37,041	43,657	29,637	30,212	31,943	20,324	23,040	33,836
Total cost of revenues	92,129	102,298	90,993	88,001	88,977	87,646	84,767	94,383
Gross margin	26,777	50,381	39,756	42,904	53,459	39,957	55,475	54,860
Operating expenses:
Research and development expenses	1,000	1,608	838	1,519	(87)	232	250	388
Selling and marketing expenses	11,509	3,777	2,575	6,752	3,379	3,216	4,258	4,572
General and administrative expenses	6,584	7,134	6,546	8,924	7,596	6,072	7,179	7,767
Write-off of unsuccessful exploration activities	--	--	--	4,094	--	8,107	--	7,332
Operating income	7,684	37,862	29,797	21,615	42,571	22,330	43,788	34,801
Other income (expense):
Interest income	41	87	742	462	111	90	35	76
Interest expense, net	(15,863)	(17,504)	(18,459)	(21,950)	(20,518)	(22,072)	(22,494)	(19,570)
Foreign currency translation and transaction gains (losses)	1,682	904	1,258	1,241	(638)	(55)	(2,946)	(2,200)
Income attributable to sale of tax benefits	3,532	5,783	5,027	5,603	6,717	6,130	5,487	5,809
Gain from sale of property, plant and equipment		--	--	--	--	7,628	--	--
Other non-operating income (expense), net	1,417	29	137	9	63	343	243	107
Income (loss) from continuing operations, before income taxes and equity in income of investees	(1,507)	27,161	18,502	6,980	28,306	14,394	24,113	19,023
Income tax benefit (provision)	(4,047)	(5,780)	(5,201)	1,476	(6,320)	(4,967)	(6,444)	(9,877)
Equity in income (losses) of investees	--	9	(158)	(101)	(197)	(114)	(899)	(2,003)
Income (loss) from continuing operations	(5,554)	21,390	13,143	8,355	21,789	9,313	16,770	7,143
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $3,646, $0, $0, $0, $0, $0, and $0, respectively)	831	4,480	--	--	--	--	--	--
Income tax provision	(251)	(363)	--	--	--	--	--	--
Total income from discontinued operations	580	4,117	--	--	--	--
Net income (loss)	(4,974)	25,507	13,143	8,355	21,789	9,313	16,770	7,143
Net loss (income) attributable to noncontrolling interest	(85)	(322)	(193)	(193)	(237)	(177)	(256)	(163)
Net income (loss) attributable to the Company's stockholders	$(5,059)	$25,185	$12,950	$8,162	$21,552	$9,136	$16,514	$6,980

Earnings (loss) per share attributable to the Company's stockholders

Basic:
Income (loss) from continuing operations	$(0.12)	$0.46	$0.29	$0.18	$0.47	$0.20	$0.37	$0.15
Discontinued operations	0.01	0.09	--	--	-	-	-	-
Net income (loss)	$(0.11)	$0.55	$0.29	$0.18	$0.47	$0.20	$0.37	$0.15

Diluted:
Income (loss) from continuing operations	$(0.12)	$0.46	$0.28	$0.18	$0.47	$0.20	$0.36	$0.15
Discontinued operations	0.01	0.09	--	--	-	-	-	-
Net income (loss)	$(0.11)	$0.55	$0.28	$0.19	$0.47	$0.20	$0.36	$0.15

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company's stockholders:

Basic	45,431	45,431	45,438	45,461	45,479	45,606	45,690	45,537
Diluted	45,431	45,448	45,494	45,610	45,660	45,963	46,102	46,018

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — SUBSEQUENT EVENTS

Cash dividend

On February 24, 2015, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $4.0 million ($0.08 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 16, 2015, payable on March 27, 2015.

Entry into a Material Definitive Agreement

On February 5, 2015, Ormat Nevada Inc. (“Ormat Nevada”), a wholly-owned subsidiary of the Company, entered into an Agreement for Purchase of Membership Interests (the “Purchase Agreement”) with Northleaf Geothermal Holdings, LLC (“Northleaf”), pursuant to which Ormat Nevada has agreed to sell to Northleaf 100% of the Class B Membership Interests, which represent approximately 40% of the aggregate membership interests, in ORPD LLC, a new holding company subsidiary of Ormat Nevada (“ORPD”), and to admit Northleaf as a member of ORPD. In connection with the transaction, Ormat Nevada will contribute certain of its project company-subsidiaries that own certain geothermal and recovered energy generation power plants to ORPD.

The power plants that will be contributed to ORPD include the Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2 and OREG 3. Ormat Nevada will continue to operate and maintain the power plants.

The purchase price for the sale of the ORPD membership interests under the Purchase Agreement is approximately $175.0 million, subject to certain adjustments based on the closing date of the sale as provided in the Purchase Agreement. The percentage membership interest to be acquired by Northleaf is also subject to adjustment based on the exchange rate between Canadian and U.S. dollars. This transaction is expected to result in a taxable gain in the U.S. Assuming satisfaction or waiver of the conditions under the Purchase agreement, the sale is expected to close in March 2015.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded as of December 31, 2014, that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using criteria established in Internal Control — Integrated Framework (2013) issued by the COSO and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item in addition to that below is incorporated by reference herein from the Company’s definitive 2015 Proxy Statement.

The following table sets forth the name, age and positions of our directors, executive officers and persons who are executive officers of certain of our subsidiaries who perform policy making functions for us:

Name	Age	Position
Yoram Bronicki	48	Chairman of the Board of Directors (1)
Gillon Beck	52	Independent Director (3)
Yehudit “Dita” Bronicki	73	Director(2)
Dan Falk	70	Independent Director (3)
Ami Boehm	43	]Independent Director] (2)
Robert F. Clarke	72	Independent Director (2)
Robert E. Joyal	70	Independent Director (2)
David Granot	68	Independent Director (1)
Isaac Angel	58	Chief Executive Officer
Doron Blachar	47	Chief Financial Officer**
Zvi Krieger	59	Executive Vice President — Electricity Segment **
Bob Sullivan	52	Executive Vice President Business Development, Sales and Marketing
Shlomi Argas	49	Executive Vice President Projects **
Shimon Hatzir	53	Executive Vice President Engineering **
Erez Klein	48	Executive Vice President Production **
Nir Wolf	49	Executive Vice President Market Development**
Etty Rosner	59	Corporate Secretary, Senior Vice President Contract Management **

** Performs the functions described in the table, but is employed by Ormat Systems

1)	Denotes Class I Director – Term expiring at 2017 Annual Shareholders Meeting
2)	Denotes Class II Director – Term expiring at 2015 Annual Shareholders Meeting
3)	Denotes Class III Director – Term expiring at 2016 Annual Shareholders Meeting

Yoram Bronicki.  Yoram Bronicki serves as the Chairman of our Board of Directors since July 1, 2014. Between September 20, 2007 and June 30, 2014, he served as our President and Chief Operating Officer and has been a member of our Board of Directors since November 12, 2004. From July 1, 2004 to September 20, 2007, Mr. Bronicki was our Chief Operating Officer, North America. Mr. Bronicki was also a member of the Board of Directors of Ormat Industries Ltd. from November 1997 to May 2012. Mr. Bronicki was also a Project Manager for Ormat International Inc. and Ormat Industries Ltd. (1996-2001), and was a Project Engineer for Ormat Industries Ltd. (1995-1996). Mr. Bronicki is the son of Yehudit Bronicki. Mr. Bronicki obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1989 and completed the Technion Institute of Management Senior Executives Program and the Stanford University Senior Executive program.

Gillon Beck. Gillon Beck has been a member of our Board of Directors since May 22, 2012, and served as the Chairman of our Board of Directors since then until June 30, 2014. Since 2003, Mr. Beck has been a Senior Partner at FIMI Opportunity Funds, as well as a Director of the FIMI Opportunity Funds' General Partners and SPV companies. In addition, Mr. Beck currently serves as Chairman of the Board of Ham-Let (Israel-Canada) Ltd. a company publicly-traded on the Tel Aviv Stock Exchange (TASE) , Chairman of Magal Security Systems Ltd. (traded on NASDAQ) and Chairman of Inrom Industries, Ltd., Rivulis Ltd, H.R. Givon Ltd. and Overseas Commerce Ltd, the four of which are private companies. He also serves as a member of the Board of Directors of Ormat Industries Ltd (TASE) and Inrom Construction Material Ltd (TASE). During the past five years, Mr. Beck formerly served as a member of the Board of Directors of the following public companies: Merhav Ceramic and Building Materials Center, Ltd., Retalix Ltd., and Orian C.M. Ltd. From 1999 to 2003, Mr. Beck served as Chief Executive Officer and President of Arad Ltd., a publicly-traded water measurement and automatic meter reading company, and from 1995 to 1999, he served as Chief Operating Officer of Arad Ltd. Mr. Beck received a Bachelor of Science degree (Cum Laude) in Industrial Engineering in 1990 from the Technion – Israel Institute of Technology, and a Master of Business Administration in Finance in 1992 from Bar-Ilan University.

Yehudit “Dita” Bronicki. Yehudit Bronicki served as our Chief Executive Officer from July 1, 2004 until June 30 2014. During this time period, she was also a member of our Board of Directors, a position that she continues to hold, and is a member of the Board of Directors of some of our major subsidiaries. From July 1, 2004 to September 20, 2007, Mrs. Bronicki also served as our President. Mrs. Bronicki was a co-founder of Ormat Turbines Ltd. and is a member of the Board of Directors and the Chairman of the Board of Ormat Industries Ltd., the publicly traded successor to Ormat Turbines Ltd. From 1992 to June 2005, Mrs. Bronicki was a director of Bet Shemesh Engines, a manufacturer of jet engines. In addition, since 2000, Mrs. Bronicki has been a member of the Board of Orbotech Ltd., a NASDAQ-listed manufacturer of equipment for inspecting and imaging circuit boards and display panels. From 1994 to 2001, Mrs. Bronicki was on the Advisory Board of the Bank of Israel. Mrs. Bronicki has worked in the power industry since 1965. Yehudit Bronicki is the mother of Yoram Bronicki. Mrs. Bronicki obtained a Bachelor of Arts in Social Sciences from Hebrew University in 1965. In 2007, she received a PhD. Honoris Causa from the Technion – Israel Institute of Technology.

Dan Falk. Dan Falk has been a member of our Board of Directors since November 12, 2004. Mr. Falk also serves as the Chairman of the Board of Directors of Advanced Vision Technology (A.V.T.), Ltd., a public non-U.S. company. He is also a member of the Board of Directors of Orbotech Ltd., Nice Systems Ltd., and Attunity Ltd., all NASDAQ publicly traded companies. During the past five years, Mr. Falk served as a member of the Board of Directors of the following public companies, for which he no longer serves as a Director: Orad Hi-Tech Systems Ltd., Nova Measuring Instruments Ltd., Clicksoftware Technologies Ltd., Dmatek Ltd., Jacada Ltd., Oriion Medical Ltd., Poalim Ventures I Ltd., and Medcon Ltd. From 2001 to 2004, Mr. Falk was a business consultant to several public and private companies. From 1999 to 2000, Mr. Falk was Chief Operating Officer and Chief Executive Officer of Sapiens International N.V. From 1995 to 1999, Mr. Falk was an Executive Vice President of Orbotech Ltd. From 1985 to 1995, Mr. Falk was Vice President of Finance and Chief Financial Officer of Orbot Systems Ltd. and Orbotech Ltd. Mr. Falk obtained a Masters of Business Administration from Hebrew University in 1972 and a Bachelor of Arts in Economics and Political Science from Hebrew University in 1968. Mr. Falk is the Chair of our Audit Committee.

Ami Boehm.  Ami Boehm has been a member of our Board of Directors since May 22, 2012.  Since 2004, Mr. Boehm has been a Partner at FIMI Opportunity Funds, as well as Managing Partner and CEO of FITE GP (2004). In addition, Mr. Boehm currently serves as a member of the Board of Directors of Gilat Satellite Networks Ltd., and Magal Security Systems Ltd., both NASDAQ publicly-traded companies, and of the following non-U.S. public companies:., Ham-Let (Israel Canada) Ltd. He also serves as a member of the Board of Directors of Dimar, Ltd. and Novolog (Pharm Up 1966) Ltd., two private companies. During the past five years, Mr. Boehm formerly served as a member of the Board of Directors of the following non-U.S. public companies: Global Wire Ltd., Telkoor Telecom Ltd., Scope Metal Trading, Ltd. and Inter Industries, Ltd. From 1999 to 2004, Mr. Boehm served as Head of Research at Discount Capital Markets, the investment arm of Israel Discount Bank, and from 1998 to 1999 he worked in the Office of the Attorney General in the Israeli Ministry of Justice. Mr. Boehm received a Bachelor of Law degree in 1997 from Tel Aviv University, a Bachelor of Arts degree in Economics in 1998 from Tel Aviv University, and a Masters of Business Administration in Finance in 2004 jointly from Northwestern University's Kellogg School of Business and Tel Aviv University.

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

Robert E. Joyal. Robert E. Joyal has been a member of our Board of Directors since May 2012. Mr. Joyal has served as a director of Leucadia National Corporation since March 2013 upon the completion of Leucadia’s acquisition of Jefferies Group, Inc.. Mr. Joyal had served as a director of Jefferies from 2006 until March 2014. Mr. Joyal has also served as a member of the Board of Trustees of the following investment funds: MassMutual Funds, Babson Capital Corporate Investors, and Babson Capital Participation Investors and is a member of the investment committee of various funds sponsored by First Israel Mezzanine Investors. He has also been a director of Kimco Insurance Company since 2007. During the past five years, Mr. Joyal served as a member of the Board of Directors of the following public companies, for which he no longer serves as a Director: Alabama Aircraft Industries Inc. and Scottish Re Group Ltd. Mr. Joyal is a Chartered Financial Analyst. He earned a BA from St. Michael's College and a MBA from Western New England College.

David Granot.  David Granot has been a member of our Board of Directors since May 22, 2012. From 2007 to January 1, 2014, Mr. Granot has served as Chairman of Scorpio Real Estate, a non-U.S. public company. In addition, he is a member of the Board of Directors of the following non-U.S. public companies: Alrov (Israel) Ltd., Harel Insurance Investments and Financial Services Ltd., the second largest insurance company in Israel, and Tempo Beverages Ltd. He also serves on the Board of the following private company: G.D. Goren Management and Consultation Ltd. During the past five years, Mr. Granot served as a member of the Board of Directors of the following non-U.S. public and private companies, for which he no longer serves as a Director: Ham-Let (Israel-Canada) Ltd., a member of the IDB Group, and BSG Capital Market Ltd. From 2001 through 2007, Mr. Granot served as the CEO of the First International Bank of Israel Ltd. He earned a BA in Economics and a MBA from the Hebrew University in Jerusalem.

Isaac Angel. Isaac Angel commenced serving as an officer of the Company on April 1, 2014, and assumed the position of Chief Executive Officer as of July 1, 2014.  From February 1999 to November 2006, he served in various positions at Lipman Electronic Engineering Ltd., including as its President and CEO. After the acquisition of Lipman Electronic Engineering Ltd. by VeriFone in 2006, Mr. Angel served as Executive Vice President, Global Operations of VeriFone from 2006 to 2008.  From 2008 to 2009, Mr. Angel served as Executive Chairman of LeadCom Integrated Solutions Ltd.  Since 2008, Mr. Angel has served as a director of Frutarom Industries Ltd., and from 2012 until 2013, he served as a director of Retalix Ltd.

Doron Blachar. Doron Blachar has served as our Chief Financial Officer since April 2, 2013.  From 2009 to 2013, he was the CFO of Shikun & Binui Ltd. From 2011 to 2013, Mr. Blachar served as a director of A.D.O Group Ltd., a public company. From 2005 to 2009, he served as the Vice President – Finance of Teva Pharmaceutical Industries Ltd.  From 1998 to 2005, he served in a number of positions at Amdocs Limited, including as Vice President – Finance from 2002 to 2005.  Mr. Blachar obtained a Bachelor of Arts in Accounting and Economics and a Master of Business Administration from Tel Aviv University.  He is also a Certified Public Accountant in Israel.

Zvi Krieger.  Zvi Krieger has served as our Executive Vice President of the Electricity Segment since July 2014. From November 2009 to June 2014 Mr. Krieger was our Executive Vice President of Geothermal Resource; from September 2007 to October, 2009, he was our Senior Vice President of Geothermal Engineering; from July 2004 to August 2007, he was our Vice President of Geothermal Engineering. From 2001 to June 2004, Mr. Krieger was the Vice President of Geothermal Engineering of Ormat Industries Ltd. Mr. Krieger has been with Ormat Industries Ltd. since 1981 and served as Application Engineer, Manager of System Engineering, Director of New Technologies Business Development and Vice President of Geothermal Engineering. Mr. Krieger obtained a Bachelor of Science in Mechanical Engineering from the Technion – Israel Institute of Technology in 1980.

Bob Sullivan. Bob Sullivan has served as Executive Vice President of Sales, Marketing and Business Development since January 1, 2015. From April 2009 through 2015, Mr. Sullivan served as our Vice President and then Senior Vice President of Business Development responsible for policy, marketing, sales, and project development in North America. From June 2007 to April 2009, Mr. Sullivan served as Project Manager. From 2006 until 2007 Mr. Sullivan served as Operations Director North America. Mr. Sullivan joined us in December 2003 as Plant Manager. He is a graduate of the US Navy’s Nuclear Power School and has a Bachelor of Science in Business from Capella University.

Shlomi Argas. Shlomi Argas has been with Ormat for 20 years. He has served as Executive Vice President of Projects and has been a member of the management team since July 2014. From 2009, Mr. Argas has been responsible for management of geothermal projects, Recovered Energy Generation (REG) projects and, since July 2014, management of Geodrill's, our drilling company. From 2006 through 2009, Mr. Argas served as Manager of REG Projects Department, responsible for the design and installation of REG plants. From 1994 to 2006, Mr. Argas served as Product Engineer, Product Engineering Department. Mr Argas obtained a Bachelor of Science in Mechanical Engineering from Ben-Gurion University in 1992 and a Certificate from the Technology Institute of Management, Executive Management Program.

Shimon Hatzir. Shimon Hatzir has served as our Executive Vice President Engineering since July 2014. From November 4, 2009 to June 2014 Mr. Hatzir has served as our Senior Vice President of Engineering. From September 20, 2007 to November 3, 2009, Mr. Hatzir was our Senior Vice President of Electrical and Conceptual Engineering; from July 1, 2004 to September 20, 2007, he was our Vice President of Electrical and Conceptual Engineering; from 2002 to June 30, 2004, he was the Vice President of Electrical and Conceptual Engineering of Ormat Industries Ltd; from 1996 to 2001, he was Manager of Electrical and Conceptual Engineering of Ormat Industries Ltd.; and from 1989 to 1995, he was a Project Engineer in the Engineering Division. Mr. Hatzir obtained a Bachelor of Science in Mechanical Engineering from Tel Aviv University in 1988 and a Certificate of the Technology Institute of Management, Senior Executive Program.

Erez Klein. Erez Klein has been with Ormat for 20 years. He has served as Executive Vice President of Production and has been a member of the management team since July 2014. He has served as our Vice President of OSL operation from 2012 until June 2014, responsible for global purchasing and manufacturing, and has been a member of the management team since July 2014. From 2011 to 2012, Mr. Klein was Vice President of mechanical engineering, and from 2009 to 2011 he served as mechanical engineering director. From 2007 to 2009, Mr. Klein served as manager of our Product Engineering Department, and from 1994 to 2007 he served as Product Engineer, Product Engineering Department, and was responsible for the design of various projects. Mr. Klein obtained a Bachelor of Science in Mechanical Engineering from Tel-Aviv University in 1994 and a Certificate from the Technology Institute of Management, Executive Management Program and Stanford Executive Program.

Nir Wolf. Nir Wolf has served as our Executive Vice President Market Development since July 2014. From January 1, 2010 to June 2014 Mr Wolf has served as our Vice President for Business Development — Marketing and Sales, Rest of the World. From December 2005 to December 31, 2009, Mr. Wolf served as our Vice President, Distributed Power responsible for the marketing, sales, engineering and after-sales activities of the remote power units. From December 1999 to December 2005, Mr. Wolf had a leading position as Business Development Manager in the Marketing and Sales Department. Starting January 14, 1994, when Mr. Wolf joined us, he was positioned in the Project Management Department as a Budget and Schedule Controller and later on as a Project Manager. Mr. Wolf obtained a Bachelor of Science in Industrial Engineering, cum laude from the Technion – Israel Institute of Technology in 1991. In 1995, Mr. Wolf obtained a Master of Business Administration from the Bar Ilan University. Mr. Wolf participated in the Technion Institute of Management Senior Executive Program.

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

Audit Committee

The information required under this section is incorporated by reference herein from the Company’s definitive 2014 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference herein from the Company’s definitive 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference herein from the Company’s definitive 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference herein from the Company’s definitive 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference herein from the Company’s definitive 2015 Proxy Statement.

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

ORMAT TECHNOLOGIES, INC.

By:	/s/ Isaac Angel
Name: Isaac Angel
Title: Chief Executive Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 26, 2015.

Signature	Capacity

/s/ Isaac Angel	Chief Executive Officer
Isaac Angel

/s/ DORON BLACHAR	Chief Financial Officer
Doron Blachar	(Principal Financial and Accounting Officer)

/s/ YORAM BRONICKI	Chairman of the Board of Directors
Yoram Bronicki

/s/ GILLON BECK	Director
Gillon Beck

/s/ AMI BOEHM	Director
Ami Boehm

/s/ DAN FALK	Director
Dan Falk

(C) EXHIBIT INDEX

Exhibit No.	Document

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

10.6.2

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

10.7.2

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

10.30.2

Employment Agreement, dated as of January 6, 2013, between Ormat Systems, Ltd. and Doron Blachar, incorporated by reference to Exhibit 10.30.2 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange on February 28, 2014.

10.31.1

Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 11, 2014.

10.31.2

Form of Incentive Stock Option Agreement to Ormat Technologies, Inc. 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.312 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on February 26, 2014.

10.31.3

Form of Freestanding Stock Appreciation Right Agreement to Amended and Restated Ormat Technologies, Inc. 2012 Incentive Compensation Plan, Nonqualified Stock Option Agreement to Ormat Technologies 2012 Incentive Compensation Plan, incorporated by reference to Exhibit 10.312 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on February 26, 2014.

10.32

Membership Interest Purchase and Sale Agreement between RET Holdings LLC and Ormat Nevada Inc., dated March 26, 2014, incorporated by reference to Exhibit 10 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on March 31, 2014.

10.33.1

JBIC Facility Agreement, dated March 28, 2014, by and among Kyuden Sarulla Pte. Ltd., OrSarulla Inc., PT Medco Geopower Sarulla, Sarulla Operations Ltd, Sarulla Power Asset Limited, Japan Bank for International Cooperation and Mizuho Bank, Ltd., dated March 28, 2014, incorporated by reference to Exhibit 10.7 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 9, 2014.

10.33.2

Common Terms Agreement, dated March 28, 2014, by and among Kyuden Sarulla Pte. Ltd., OrSarulla Inc., PT Medco Geopower Sarulla, Sarulla Operations Ltd, Sarulla Power Asset Limited, Japan Bank for International Cooperation, Asian Development Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd., ING Bank N.V., Tokyo Branch, National Australia Bank Limited, Mizuho Bank, Ltd., Mizuho Bank (USA), Pt. Bank Mizuho Indonesia, Société Générale, Société Générale Tokyo Branch, and Sumitomo Mitsui Banking Corporation, dated March 28, 2014, incorporated by reference to Exhibit 10.8 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 9, 2014.

10.33.3

Covered Lenders Facility Agreement, dated March 28, 2014, by and among Kyuden Sarulla Pte. Ltd., Orsarulla Inc., PT Medco Geopower Sarulla, Sarulla Operations Ltd, Sarulla Power Asset Limited, The Bank of Tokyo-Mitsubishi UFJ, Ltd., ING Bank N.V., Tokyo Branch, National Australia Bank Limited, Société Générale, Tokyo Branch, and Sumitomo Mitsui Banking Corporation, dated March 28, 2014, incorporated by reference to Exhibit 10.9 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 9, 2014.

Exhibit No.	Document

10.33.4

ADB Facility Agreement, dated March 28, 2014, by and among Kyuden Sarulla Pte. Ltd., OrSarulla Inc., PT Medco Geopower Sarulla, Sarulla Operations Ltd, Sarulla Power Asset Limited and Asian Development Bank, dated March 28, 2014, incorporated by reference to Exhibit 10.10 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 9, 2014.

10.33.5

Ormat Equity Support Deed, dated March 28, 2014, by and among Ormat International, Inc., Ormat Holding Corp., OrPower 11 Inc., OrSarulla Inc., Sarulla Operations Ltd, Mizuho Bank, Ltd. and Mizuho Bank (USA), dated March 28, 2014, incorporated by reference to Exhibit 10.11 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q to the Securities and Exchange Commission on May 9, 2014.

10.34.1

Share Exchange Agreement and Plan of Merger dated as of November 10, 2014 by and among Ormat Technologies, Inc., Ormat Industries Ltd. and Ormat Systems Ltd., incorporated by reference to Exhibit 2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 17, 2014.

10.34.2

Voting Agreement dated as of November 10, 2014 by and between Ormat Technologies, Inc. and Ormat Industries Ltd., incorporated by reference to Exhibit 10.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 17, 2014.

10.34.3

Voting and Undertaking Agreement dated as of November 10, 2014 by and between Ormat Technologies, Inc. and FIMI ENRG, Limited Partnership and FIMI ENRG, L.P., incorporated by reference to Exhibit 10.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 17, 2014.

10.34.4

Voting and Undertaking Agreement dated as of November 10, 2014 by and between Ormat Technologies, Inc. and Bronicki Investments Ltd., incorporated by reference to Exhibit 10.3 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 17, 2014.

10.34.5

Voting Neutralization Agreement dated as of November 10, 2014 among Ormat Technologies, Inc. and FIMI ENRG, Limited Partnership and FIMI ENRG, L.P., incorporated by reference to Exhibit 10.4 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 17, 2014.

10.34.6

Voting Neutralization Agreement dated as of November 10, 2014 between Ormat Technologies, Inc. and Bronicki Investments Ltd., incorporated by reference to Exhibit 10.5 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on November 17, 2014.

10.34.7	Agreement for Purchase of Membership Interests in ORPD LLC by and between Ormat Nevada Inc. and Northleaf Geothermal Holdings LLC, dated February 5, 2015, filed herewith.

21.1	Subsidiaries of Ormat Technologies, Inc., incorporated by reference to Exhibit 21.1 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on March 28, 2006.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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