Form 10-Q
period 2015-03-31
ORMAT TECHNOLOGIES, INC.
filed 2015-05-07
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2015, the number of outstanding shares of common stock, par value $0.001 per share, was 48,828,331.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

iii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iv

 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$70,724	$40,230
Restricted cash and cash equivalents (all related to VIEs)	115,530	93,248
Receivables:
Trade	56,300	48,609
Related entity	---	451
Other	9,732	10,141
Due from Parent	—	1,337
Inventories	17,286	16,930
Costs and estimated earnings in excess of billings on uncompleted contracts	7,426	27,793
Deferred income taxes	496	251
Prepaid expenses and other	29,566	34,884
Total current assets	307,060	273,874
Deposits and other	17,963	20,044
Deferred charges	37,301	37,567
Property, plant and equipment, net ($1,421,996 and $1,339,342 related to VIEs, respectively)	1,535,757	1,437,637
Construction-in-process ($82,045 and $162,006 related to VIEs, respectively)	230,037	296,722
Deferred financing and lease costs, net	27,369	27,057
Intangible assets, net	27,846	28,655
Total assets	$2,183,333	$2,121,556
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$83,676	$88,276
Deferred income taxes	975	974
Short term revolving credit lines with banks (full recourse)	30,600	20,300
Billings in excess of costs and estimated earnings on uncompleted contracts	57,861	24,724
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	36,544	34,368
Other loans	17,995	17,995
Full recourse	17,203	19,116
Total current liabilities	244,854	205,753
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	355,776	360,366
Other loans	260,125	264,625
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $744)	250,212	250,289
Other loans	32,684	34,351
Unconsolidated investments	7,688	3,617
Liability associated with sale of tax benefits	33,685	39,021
Deferred lease income	59,815	60,560
Deferred income taxes	70,247	66,220
Liability for unrecognized tax benefits	7,190	7,511
Liabilities for severance pay	18,499	20,399
Asset retirement obligation	19,514	19,142
Other long-term liabilities	3,872	2,956
Total liabilities	1,364,161	1,334,810
Commitments and contingencies (Note 10)
Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 48,828,331 and 45,537,162 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	49	46
Additional paid-in capital	771,591	742,006
Retained earnings	47,673	41,539
Accumulated other comprehensive income	(11,971)	(8,668)
	807,342	774,923
Noncontrolling interest	11,830	11,823
Total equity	819,172	786,746
Total liabilities and equity	$2,183,333	$2,121,556

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$89,953	$94,817
Product	30,278	47,619
Total revenues	120,231	142,436
Cost of revenues:
Electricity	55,581	57,034
Product	20,625	31,943
Total cost of revenues	76,206	88,977
Gross margin	44,025	53,459
Operating expenses:
Research and development expenses	363	(87)
Selling and marketing expenses	3,433	3,379
General and administrative expenses	10,204	7,596
Write-off of unsuccessful exploration activities	174	—
Operating income	29,851	42,571
Other income (expense):
Interest income	9	111
Interest expense, net	(17,828)	(20,518)
Foreign currency translation and transaction losses	(1,366)	(638)
Income attributable to sale of tax benefits	5,552	6,717
Other non-operating income, net	283	63
Income before income taxes and equity in losses of investees	16,501	28,306
Income tax provision	(5,459)	(6,320)
Equity in losses of investees, net	(775)	(197)
Net income	10,267	21,789
Net loss attributable to noncontrolling interest	(235)	(237)
Net income attributable to the Company's stockholders	$10,032	$21,552
Comprehensive income:
Net income	10,267	21,789
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(3,296)	—
Loss in respect of derivative instruments designated for cash flow hedge	23	—
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(30)	(36)
Comprehensive income	6,964	21,753
Comprehensive loss attributable to noncontrolling interest	(235)	(237)
Comprehensive income attributable to the Company's stockholders	$6,729	$21,516
Earnings per share attributable to the Company's stockholders - basic and diluted
Net income	$0.21	$0.47
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	47,244	45,479
Diluted	48,079	45,660
Dividend per share declared	$0.08	$0.06

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2013	45,461	$46	$735,295	$(3,088)	$487	$732,740	$12,371	$745,111

Stock-based compensation	—	—	1,440	—	—	1,440	—	1,440
Exercise of options by employees and directors	18	—	—	—	—	—	—	—
Cash paid to non controlling interest	—	—	—	—	—	—	(140)	(140)
Cash dividend declared, $0.06 per share	—	—	—	(2,727)	—	(2,727)	—	(2,727)
Increase in noncontrolling interest in ORTP LLC	—	—	—	—	—	—	257	257
Acquisition of noncontrolling interest in Crump	—	—	—	—	—	—	—	—
Net income	—	—	—	21,552	—	21,552	237	21,789
Other comprehensive income (loss), net of related taxes:
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $22)	—	—	—	—	(36)	(36)	—	(36)

Balance at March 31, 2014	45,479	$46	$736,735	$15,737	$451	$752,969	$12,725	$765,694

Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

Stock-based compensation	—	—	1,127	—	—	1,127	—	1,127
Exercise of options by employees and directors	295	—	2,704	—	—	2,704	—	2,704
Share exchange with Parent (Note 1)	2,996	3	25,754	—	—	25,757	—	25,757
Cash paid to non controlling interest	—	—	—	—	—	—	(228)	(228)
Cash dividend declared, $0.08 per share	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Net income	—	—	—	10,032	—	10,032	235	10,267
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $14)	—	—	—	—	23	23	—	23
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(3,296)	(3,296)	—	(3,296)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $19)	—	—	—	—	(30)	(30)	—	(30)

Balance at March 31, 2015	48,828	$49	$771,591	$47,673	$(11,971)	$807,342	$11,830	$819,172

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$10,267	$21,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,639	23,417
Amortization of premium from senior unsecured bonds	(77)	(77)
Accretion of asset retirement obligation	372	374
Stock-based compensation	1,127	1,440
Amortization of deferred lease income	(671)	(671)
Income attributable to sale of tax benefits, net of interest expense	(4,044)	(4,472)
Equity in losses of investees	775	197
Mark-to-market of derivative instruments	4,129	224
Write-off of unsuccessful exploration activities	174	—
Loss on severance pay fund asset	140	17
Deferred income tax provision	4,054	5,896
Liability for unrecognized tax benefits	(321)	182
Deferred lease revenues	(74)	(63)
Other	—	(181)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(6,201)	43,118
Costs and estimated earnings in excess of billings on uncompleted contracts	20,367	(6,572)
Inventories	(356)	(382)
Prepaid expenses and other	1,189	(4,074)
Deposits and other	(79)	(1,229)
Accounts payable and accrued expenses	(4,903)	(7,725)
Billings in excess of costs and estimated earnings on uncompleted contracts	33,137	(4,086)
Liabilities for severance pay	(1,900)	341
Other long-term liabilities	916	765
Due from/to Parent	(513)	(152)
Net cash provided by operating activities	83,147	68,076
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with Ormat Industries (Note 1)	15,391	—
Net change in restricted cash, cash equivalents and marketable securities	(22,282)	(23,341)
Cash received from sale of property, plant and equipment	—	15,000
Capital expenditures	(42,386)	(48,330)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	—	21,811
Investment in unconsolidated companies	—	(631)
Increase in severance pay fund asset, net of payments made to retired employees	2,020	168
Net cash used in investing activities	(47,257)	(35,323)
Cash flows from financing activities:
Proceeds from exercise of options by employees	2,704	—
Purchase of OFC Senior Secured Notes	—	(12,860)
Proceeds from revolving credit lines with banks	489,900	887,583
Repayment of revolving credit lines with banks	(479,600)	(902,400)
Cash received from non-controlling interest	1,654	2,234
Repayments of long-term debt	(10,494)	(10,528)
Cash paid to non-controlling interest	(3,503)	(3,091)
Cash paid for interest rate cap	—	—
Deferred debt issuance costs	(2,159)	(391)
Cash dividends paid	(3,898)	(2,727)
Net cash used in financing activities	(5,396)	(42,180)
Net change in cash and cash equivalents	30,494	(9,427)
Cash and cash equivalents at beginning of period	40,230	57,354
Cash and cash equivalents at end of period	$70,724	$47,927
Supplemental non-cash investing and financing activities:
Decrease in accounts payable related to purchases of property, plant and equipment	$(118)	$(5,641)

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2015, the consolidated results of operations and comprehensive income (loss) for the three-month periods ended March 31, 2015 and 2014 and the consolidated cash flows for the three-month periods ended March 31, 2015 and 2014.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014. The condensed consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements for the year ended December 31, 2014, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Share Exchange Transaction

On February 12, 2015, the Company completed the share exchange transaction with its then-parent entity, Ormat Industries Ltd. ("OIL") following which, the Company became a noncontrolled public company and its public float increased from approximately 40% to approximately 76% of its total shares outstanding. Under the terms of the share exchange, OIL shareholders received 0.2592 shares for each share in OIL, or an aggregate of approximately 30.2 million shares, reflecting a net issuance of approximately 3.0 million shares (after deducting the 27.2 million shares that OIL held in the Company). Consequently, the number of total shares of the Company outstanding increased from approximately 45.5 million shares to approximately 48.5 million shares.

           In exchange, the Company also received $15.4 million in cash, $0.6 million in other assets and $12.1 million in land and buildings and assumed $0.5 million in liabilities. OIL's principal business purpose was to hold its interest in the Company and the transaction resulted in a transfer of non-material assets from OIL to the Company. Therefore, it does not represent a change in reporting entity and the Company recognized the transfer of net assets at their carrying value as presented in OIL's financial statements. Any activities of OIL will be accounted for prospectively by the Company.

Other comprehensive income

For the three months ended March 31, 2015 and 2014, the Company classified $7,000 and $36,000, respectively, from accumulated other comprehensive income, of which $12,000 and $58,000, respectively, were recorded to reduce interest expense and $5,000 and $22,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income.

Solar project sale

On March 26, 2014, the Company signed an agreement with RET Holdings, LLC to sell the Heber Solar project in Imperial County, California for $35.25 million. The Company received the first payment of $15.0 million during the first quarter of 2014 and the second payment for the remaining $20.25 million was paid in the second quarter of 2014. The Company recognized the pre-tax gain of approximately $7.6 million in the second quarter of 2014.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2015 and December 31, 2014, the Company had deposits totaling $41,175,000 and $23,488,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2015 and December 31, 2014, the Company’s deposits in foreign countries amounted to approximately $41,190,000 and $24,304,000, respectively.

At March 31, 2015 and December 31, 2014, accounts receivable related to operations in foreign countries amounted to approximately $26,790,000 and $21,935,000, respectively. At March 31, 2015 and December 31, 2014, accounts receivable from the Company’s primary customers amounted to approximately 47.0% and 69.0%, respectively, of the Company’s accounts receivable.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 24.0% and 15.3% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.

Southern California Edison accounted for 8.8% and 12.1% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 17.8% and 14.3% of the Company’s total revenues for the three months ended March 31, 2015 and 2014, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2015

Service Concession Arrangements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements, Topic 853. The update provides that an operating entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure and may provide the construction, upgrading, or maintenance services of the grantor’s infrastructure. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets both of the following conditions: (1) the grantor controls or has the ability to modify or approve the services that the operating entity must provide with the infrastructure, to whom it must provide them, and at what price and (2) The grantor controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance was applied on a modified retrospective basis to service concession arrangements in existence at January 1, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New accounting pronouncements effective in future periods

Amendments to the Consolidation analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, Topic 810. The update provides that all reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions and potentially revised their disclosures. This amendment affect both variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The update does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity (has a “variable interest”) should first determine if the VIE model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a VIE, then the VOE model should be applied to determine whether the entity should be consolidated by the reporting entity. Since consolidation is only assessed for legal entities, the determination of whether there is a legal entity is important. It is often clear when the entity is incorporated, but unincorporated structures can also be legal entities and judgment may be required to make that determination. The update contains a new example that highlights the judgmental nature of this legal entity determination. The update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements.

Simplifying the Presentation of Debt Costs

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Costs, Subtopic 835-30. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$6,127	$4,840
Self-manufactured assembly parts and finished products	11,159	12,090
Total	$17,286	$16,930

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Sarulla	$(7,688)	$(3,617)

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On May 16, 2014, the consortium reached financial closing of $1.17 billion in financing agreements to finance the development of the Sarulla project with a consortium of lenders comprised of Japan Bank for International Cooperation (“JBIC”), the Asian Development Bank and six commercial banks and obtained construction and term loan under limited recourse financing package backed by political risk guarantee from JBIC.

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

The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the three months ended March 31, 2015, the project recorded a loss equal to $25.9 million, of which the Company's share was $3.3 million which was recorded in other comprehensive income. The accumulated loss as of March 31, 2015 is $11.4 million.

The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. The Company will supply its OECs to the power plant and has added the $255.1 million supply contract to its product segment backlog. According to the current plan, the Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenues over the course of the next three to four years. For the three months ended March 31, 2015, the Company recognized Products revenues of $15.8 million. The Company has eliminated the related intercompany profit of $0.8 million against equity in loss of investees.

During the three months ended March 31, 2015, the Company did not make any additional investment contributions to the Sarulla project.

NOTE 5— FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth certain fair value information at March 31, 2015 and 2014 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

		March 31, 2015
		Fair Value
	Carrying Value at March 31, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$97,641	$97,641	$97,641	$—	$—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (2)	(2,020)	(2,020)	—	(2,020)	—
	$95,621	$95,621	$97,641	$(2,020)	$—

		December 31, 2014
		Fair Value
	Carrying Value at December 31, 2014	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$85,076	$85,076	$85,076	$—	$—
Derivatives:
Swap transaction on natural gas price (1)	4,129	4,129	—	4,129	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (2)	(2,882)	(2,882)	—	(2,882)	—
	$86,323	$86,323	$85,076	$1,247	$—

(1)

This amount relates to derivatives which represent swap contract on natural gas prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and are included within “accounts payable and accrued expenses” on December 31, 2014, in the consolidated balance sheets with the corresponding gain or loss being recognized within “electricity revenue” in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within “accounts payable and accrued expenses” and “prepaid expenses and other” on March 31, 2015 and December 31, 2014, respectively, in the consolidated balance sheet with the corresponding gain or loss being recognized within “foreign currency translation and transaction losses” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as		Three Months Ended March 31,
hedging instruments	Location of recognized gain (loss)	2015	2014

Swap transaction on oil price	Electricity revenues	—	907
Swap transactions on natural gas price	Electricity revenues	317	(3,276)
Currency forward contracts	Foreign currency translation and transaction losses	(1,251)	(231)
		$(934)	$(2,600)

On September 3, 2013, the Company entered into a Natural Gas Index (“NGI”) swap contract with a bank for notional quantity of approximately 4.4 million British Thermal Units (“MMbtu”) for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.035 per MMbtu under its Power Purchase Agreements (“PPAs”) with Southern California Edison. The contract did not have up-front costs. Under the terms of this contract, the Company made floating rate payments to the bank and received fixed rate payments from the bank on each settlement date. The swap contract had a monthly settlement whereby the difference between the fixed price of $4.035 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) was settled on a cash basis.

On October 16, 2013, the Company entered into an NGI swap contract with a bank for notional quantity of approximately 4.2 million MMbtu for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to NGI below $4.103 per MMbtu under its PPAs with Southern California Edison. The contract did not have any up-front costs. Under the terms of this contract, the Company made floating rate payments to the bank and received fixed rate payments from the bank on each settlement date. The swap contract had a monthly settlement whereby the difference between the fixed price of $4.103 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) was settled on a cash basis.

On October 16, 2013, the Company entered into a New York Harbor Ultra-Low Sulfur Diesel (“ULSD”) swap contract with a bank for notional quantity of 275,000 BBL effective from January 1, 2014 until December 31, 2014 to reduce the Company’s exposure to fluctuations in the energy rate caused by fluctuations in oil prices under the 25 MW PPA for the Puna complex. The Company entered into this contract because the swap had a high correlation with the avoided costs (which are incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others) that Hawaii Electric Light Company’s (“HELCO”) uses to calculate the energy rate. The contract did not have any up-front costs. Under the term of this contract, the Company made floating rate payments to the bank and received fixed rate payments from the bank on each settlement date ($125.15 per BBL). The swap contract had a monthly settlement whereby the difference between the fixed price of $125.15 per BBL and the monthly average market price was settled on a cash basis.

On March 6, 2014, the Company entered into an NGI swap contract with a bank for notional quantity of approximately 2.2 million MMbtu for settlement effective January 1, 2015 until March 31, 2015, in order to reduce its exposure to NGI below $4.95 per MMbtu under its PPAs with Southern California Edison. The contract did not have any up-front costs. Under the terms of this contract, the Company made floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract had monthly settlements whereby the difference between the fixed price of $4.95 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2015 to March 1, 2015) was settled on a cash basis.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The foregoing swap transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “electricity revenues” in the consolidated statements of operations and comprehensive income (loss). The Company recognized a net gain from these transactions of $0.3 million in the three months ended March 31, 2015, compared to net loss of $2.4 million in the three months ended March 31, 2014.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2015.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$32.6	$32.2	$31.6	$31.6
Olkaria III Loan - OPIC	277.5	279.4	278.1	282.6
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	72.7	71.4	67.2	67.2
OrCal Geothermal Inc. ("OrCal")	56.5	55.5	55.1	55.1
OFC 2 LLC ("OFC 2")	239.5	238.8	270.1	272.5
Senior Unsecured Bonds	263.8	265.4	250.2	250.4
Loan from institutional investors	10.2	12.2	10.0	11.9

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of March 31, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$32.6	$32.6
Olkaria III - OPIC	—	—	277.5	277.5
Senior Secured Notes:
OFC	—	72.7	—	72.7
OrCal	—	—	56.5	56.5
OFC 2	—	—	239.5	239.5
Senior unsecured bonds	—	—	263.8	263.8
Loan from institutional investors	—	—	10.2	10.2
Other long-term debt	—	8.3	—	8.3
Revolving credit lines with banks	—	30.6	—	30.6
Deposits	15.4	—	—	15.4

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2014:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$32.2	$32.2
Olkaria III Loan - OPIC	—	—	279.4	279.4
Senior Secured Notes:
OFC	—	71.4	—	71.4
OrCal	—	—	55.5	55.5
OFC 2	—	—	238.8	238.8
Senior unsecured bonds	—	—	265.4	265.4
Loan from institutional investors	—	—	12.2	12.2
Other long-term debt	—	10.0	—	10.0
Revolving lines of credit	—	20.3	—	20.3
Deposits	17.3	—	—	17.3

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

The 2012 Incentive Plan empowers the Company’s Board of Directors, in its discretion, to amend the 2012 Incentive Plan in certain respects. Consistent with its authority to amend the Incentive Plan, in February 2014 the Board adopted and approved certain amendments to the Incentive Plan. The key amendments are as follows:

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

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2015	2014

Interest related to sale of tax benefits	$1,880	$2,579
Interest expense	16,895	18,391
Less — amount capitalized	(947)	(452)
	$17,828	$20,518

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014

Weighted average number of shares used in computation of basic earnings per share	47,244	45,479
Add:
Additional shares from the assumed exercise of employee stock options	835	181

Weighted average number of shares used in computation of diluted earnings per share	48,079	45,660

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 1,037,612 and 3,349,877 for the three months ended March 31, 2015 and 2014, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2015:
Net revenues from external customers	$89,953	$30,278	$120,231
Intersegment revenues	—	19,757	19,757
Operating income (loss)	23,954	5,897	29,851
Segment assets at period end *	1,981,813	201,520	2,183,333
* Including unconsolidated investments	—	—	—

Three Months Ended March 31, 2014:
Net revenues from external customers	$94,817	$47,619	$142,436
Intersegment revenues	—	20,594	20,594
Operating income (loss)	30,918	11,653	42,571
Segment assets at period end *	2,003,991	130,356	2,134,347
* Including unconsolidated investments	7,510	—	7,510

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2015	2014

Revenues:
Total segment revenues	$120,231	$142,436
Intersegment revenues	19,757	20,594
Elimination of intersegment revenues	(19,757)	(20,594)
Total consolidated revenues	$120,231	$142,436

Operating income:
Operating income	$29,851	$42,571
Interest income	9	111
Interest expense, net	(17,828)	(20,518)
Foreign currency translation and transaction losses	(1,366)	(638)
Income attributable to sale of equity interest	5,552	6,717
Other non-operating income, net	283	63
Total consolidated income before income taxes and equity in income of investees	$16,501	$28,306

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed suit on February 17, 2015, in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (“PGV”) conform to an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. PGV believes that the allegations have no merit, and will continue to defend itself vigorously.

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

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and the Employer’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the U.S. Supreme Court’s decision in Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment is appropriate. PGV currently expects a decision in this matter will be rendered within the next two to four months. Depending on the decision, PGV expects to review its options and either accept negotiations with the Union or continue to appeal the decision.

●

In January 2014, Ormat learned that two former employees alleged in a "qui tam" complaint filed in the United States District Court for the Southern District of California that the Company and certain of its subsidiaries (collectively, the "Ormat Parties") submitted fraudulent applications and certifications to obtain grants, particularly for the Puna and North Brawley projects. The United States Department of Justice declined to intervene, and the former employees proceeded on their own and served the Ormat Parties with their initial complaint in April 2014, and then filed an amended complaint in May 2014. Pursuant to the Ormat Parties' motion to move the venue of the proceeding, and despite the complainants’ objection, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada.

In July 2014, the Ormat Parties filed a motion to dismiss the amended complaint, as well as a request for the court to take judicial notice of a number of documents, In response to the Ormat Parties’ filings, the complainants filed responses urging the court to reject the motion to dismiss and accompanying request to take judicial notice, and the United States filed a statement of interest urging rejection of the Ormat Parties' arguments raised with respect to the scope of the False Claims Act's “Tax Bar”, while continuing to take no position as to the overall sufficiency of the complainants' complaint. On March 24, 2015, the Nevada United States District Court issued its order regarding the pending motions, in which the Court accepted the Ormat Parties’ motions in part, and rejected them in part.

In the interim, FIMI and Ormat Industries (who were originally named on the complaint, but never served) have been removed from the complaint as co-defendants pursuant to a Tolling Agreement entered into with the complainants. The Ormat Parties continue to believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the Three Months Ended March 31, 2015 and 2014 was 33.1% and 22.3%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three months ended March 31, 2015 due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of net operating loss (“NOL”) carryforwards and unutilized tax credits (see below), (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended March 31, 2015 and March 31, 2014 was $1,146,000 and $1,019,000, respectively.

At December 31, 2014, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $251.4 million and state NOL carryforwards of approximately $216.5 million, net of valuation allowance of $111.3 million available to reduce future taxable income, which expire between 2021 and 2034 for federal NOLs and between 2014 and 2034 for state NOLs. The Investment Tax Credits in the amount of $0.7 million at December 31, 2014 are available for a 20-year period and expire between 2022 and 2024. Production Tax Credits in the amount of $71.4 million at December 31, 2014 are available for a 20-year period and expire between 2026 and 2034.

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

Subsequent to March 31, 2015, and as more fully described in Note 12, the Company entered into a significant non-routine transaction for the partial sale of certain assets which is expected to result in a taxable gain in the U.S., for which the Company expects to utilize a portion of its NOL carryforwards and tax credits. In 2015 or in future years, if sufficient additional evidence of the Company’s ability to generate taxable income is established in the future, the Company may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in its consolidated statement of operations.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$7,511	$4,950
Additions based on tax positions taken in prior years	58	76
Additions based on tax positions taken in the current year	570	106
Reduction based on tax positions taken in prior years	(949)	—
Balance at end of year	$7,190	$5,132

NOTE 12 — SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement

On April 30, 2015, Ormat Nevada Inc. (“Ormat Nevada”), a wholly-owned subsidiary of the Company, closed an equity transaction for the purchase of membership interests under that certain agreement dated April 30, 2015, (the “Purchase Agreement”) between Ormat Nevada and Northleaf Geothermal Holdings, LLC (“Northleaf”), pursuant to which Ormat Nevada sold to Northleaf 100% of the Class B Membership Interests, which represent approximately 36.75% of the aggregate membership interests, in ORPD LLC, a new holding company subsidiary of Ormat Nevada (“ORPD”), and admitted Northleaf as a member of ORPD. In connection with the transaction, Ormat Nevada contributed to ORPD certain of its project company-subsidiaries that own geothermal and recovered energy generation power plants, including the Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2 and OREG 3. Ormat Nevada continues to operate and maintain the power plants.

The purchase price for the sale of the ORPD membership interests under the Purchase Agreement is $162.3 million.

This transaction closed on April 30, 2015 and is expected to result in a taxable gain in the U.S. of approximately $104.0 million, for which the Company expects to utilize a portion of its NOL carryforwards and tax credits.

Cash dividend

On May 6, 2015, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.9 million ($0.06 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 19, 2015, payable on May 27, 2015.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant considerations, risks and uncertainties discussed in this quarterly report;

●	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

●	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

●	financial market conditions and the results of financing efforts;

●	the impact of fluctuations in oil and natural gas prices on the energy price component under certain of our power purchase agreements (PPAs);

●	risks and uncertainties relating to the execution of our new goals;

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

●	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

●	current and future litigation;

●	our ability to successfully identify, integrate and complete acquisitions, including risks arising in connection with our acquisition of our former parent company, Ormat Industries.

●	competition from other existing geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

●	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

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

●

the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and any update contained herein and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission; and

●

other uncertainties which are difficult to predict or beyond our control and the risk that we may incorrectly analyze these risks and forces or that the strategies we develop to address them may be unsuccessful.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company, currently engaged primarily in the geothermal and recovered energy power business. With the objective of becoming a leading global provider of renewable energy, we are focused on several key initiatives, which directly align with our new strategic plan, as described below.

We design, develop, build, sell, own, and operate clean, environmentally friendly geothermal and recovered energy-based power plants, usually using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while all of our recovered energy-based plants have been constructed by us. We currently conduct our business activities in the following two business segments:

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

For the three months ended March 31, 2015, our total revenues decreased by 15.6% (from $142.4 million to $120.2 million) over the corresponding period in 2014.

For the three months ended March 31, 2015, Electricity Segment revenues were $90.0 million, compared to $94.8 million for the three months ended March 31, 2014, a decrease of 5.1%. Product Segment revenues for the three months ended March 31, 2015 were $30.3 million, compared to $47.6 million during the three months ended March 31, 2014, a decrease of 36.4%.

During each of the three months ended March 31, 2015 and 2014, our consolidated power plants generated 1.2 million megawatt hours.

For the three months ended March 31, 2015, our Electricity Segment represented approximately 74.8% of our total revenues, while our Product Segment represented approximately 25.2% of our total revenues. For the three months ended March 31, 2014, our Electricity Segment represented approximately 66.6% of our total revenues, while our Product Segment represented approximately 33.4% of our total revenues.

For the three months ended March 31, 2015, approximately 81.4% of our Electricity Segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

We reduced our economic exposure to fluctuations in the price of oil until December 31, 2014 and in the price of natural gas until March 31, 2015, by entering into derivatives transactions. In the first quarter of 2015, we recorded a $0.3 million gain in electricity revenues related to these transactions.

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

Revenues attributable to our Product Segment are based on the sale of equipment engineering, procrment and costruction (EPC) contracts and the provision of various services to our customers. These revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

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

Recent Developments

The most significant developments in our company and business since January 1, 2015 are described below:

●

On May 7, 2015, we announced that we were selected through a competitive bid process and signed a $98.8 million EPC contract for a geothermal project in Chile. Under the terms of the EPC contract we will provide two air-cooled Ormat Energy Converters for a high enthalpy reservoir. The project is scheduled to be completed by mid- 2017.

●

On April 30, 2015, we announced the closing of the equity transaction with Northleaf Capital Partners. Pursuant to the purchase agreement, which the parties executed on February 5, 2015, Northleaf acquired a 36.75% equity interest in a newly established Ormat holding company subsidiary (ORPD LLC) for a purchase price of $162.3 million. The joint venture includes Ormat's Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2, and OREG 3. The purchase price implies an aggregate transaction value of approximately $442.0 million. The actual purchase price and the percentage interest acquired by Northleaf were adjusted based on the Canadian Dollar/U.S. Dollar exchange rate and were affected by the devaluation of the Canadian Dollar.

●

On March 31, 2015, we announced at our analyst and investor day that we are in the process of adopting a multi-year strategic plan with the objective of becoming a leading global provider of renewable energy, while enforcing our leadership in the geothermal industry. Key elements of our new strategic plan include: (i) diversifying our technology – we intend to expand into the high-temperature geothermal market as well as into the solar energy, hybrid renewable energy and the storage markets by leveraging our technological expertise in the geothermal market as well as by pursuing strategic acquisitions of geothermal assets and complementary technologies or businesses; (ii) expanding our geographical reach – we intend to increase our business development activities and proactively penetrate new territories; and (iii) expanding our customer base – while we intend to continue to increase our traditional electric utilities customer base, we plan to expand and diversify our customer base by building upon our proven track record and targeting and providing our renewable energy to enterprises end users, whether directly or through the existing utilities' grid. While we believe that long-term growth can be realized through our transformational efforts over time, there is no assurance if and when we will meet our objective to become a leading global provider of renewable energy or that such efforts will result in achieving long-term growth.

●

On March 24, 2015, we announced that we entered into a 20-year PPA with Southern California Public Power Authority (SCPPA) for interstate delivery of electricity from the second phase of the Don A. Campbell project in Mineral County, Nevada. Under the terms of the PPA, the second phase of the Don A. Campbell project will receive a rate of $81.25 per megawatt hour with no annual escalation. We expect the project to generate up to 19 MW (net) on a yearly average basis. Commercial operation is expected to commence towards the end of 2015. Northleaf Capital Partners, Ormat's new joint venture investor, will purchase approximately 36.75% interest in the project which will be added to the existing ORPD joint venture once the project is completed and commissioned.

●

On February 12, 2015, we announced the completion of the share exchange, which is the first and primary step of a series of transactions contemplated by the Share Exchange Agreement and Plan of Merger (the “Share Exchange Agreement”), dated as of November 10, 2014, by and among us, Ormat Industries, our then-parent company, and Ormat Systems. One of the key consequences of this transaction was that the number of shares of our common stock held by non-affiliated, “public” shareholders was increased from approximately 40% to approximately 76% of total shares outstanding, which we believe will help elevate trading volume and may increase equity coverage.

Pursuant to the Share Exchange Agreement, we agreed to acquire Ormat Industries through a share exchange in which we issued 30,203,186 new shares of our common stock to Ormat Industries' shareholders in exchange for all of the outstanding ordinary shares of Ormat Industries, reflecting an exchange ratio of 0.2592 shares of our common stock for each ordinary share of Ormat Industries. Following the satisfaction of the various conditions precedent to closing of the share exchange, including (i) the receipt of approval from the District Court of Tel Aviv – Jaffa of the scheme of arrangement under Israeli law represented by the share exchange; (ii) the approval by the controlling shareholder of the issuance of our shares of common stock to the shareholders of Ormat Industries in connection with the share exchange; (iii) the approval of the Share Exchange Agreement by the shareholders of Ormat Industries; and (iv) the maintenance in full force and effect of a ruling that has been obtained from the Israel Tax Authority confirming the Israeli income tax treatment of the transactions contemplated by the Share Exchange Agreement (the “Israeli Tax Ruling”).

As previously disclosed, we entered into several agreements in connection with the Share Exchange Agreement, including the following:

●

Voting agreements with the then principal shareholders of Ormat Industries, FIMI ENRG, Limited Partnership and FIMI ENRG, L.P. (together FIMI) and Bronicki Investments Ltd. (Bronicki), which, following the share exchange, beneficially own approximately 15.06% and 8.84% of our outstanding shares, respectively. Under these voting agreements, FIMI and Bronicki agreed, among other things, to comply in all respects with the Israeli Tax Ruling applicable to the Ormat Industries shareholders.

●

Voting neutralization agreements with FIMI and Bronicki, whereby FIMI and Bronicki agreed, among other things, to certain restrictions on their shares of our common stock. Among other things, these voting neutralization agreements:

o

require these shareholders to vote all voting securities owned by FIMI and Bronicki and their respective affiliates in excess of 16% and 9%, respectively, of the combined voting power of our shares in proportion to votes cast by the other holders of our voting securities at any time any action is to be taken by our stockholders;

o

prohibit the acquisition of our voting securities by FIMI and Bronicki and their respective affiliates if after giving effect to any such acquisition FIMI and Bronicki and their respective affiliates would beneficially own voting securities representing in the aggregate more than 20% and 12%, respectively, of the combined voting power of our shares;

o	prohibit, prior to January 1, 2017, the sale of more than 10% of our voting securities owned in the aggregate by FIMI and Bronicki;

o

allow, following January 1, 2017, the sale of our voting securities owned by FIMI and Bronicki only if they are not acting in concert to sell or, if they are, only with 20 days’ prior written notice to us, subject to certain exceptions for public sales and mergers and acquisitions transactions; and

o	prohibit FIMI and Bronicki from renewing their shareholder rights agreement beyond its expiration date, May 22, 2017.

●

A registration rights agreement whereby FIMI and Bronicki may, subject to certain limitations, require us to prepare and file with the SEC a registration statement to register a public offering of the shares of our common stock held by them, on customary terms and conditions set forth in the agreement.

●

On February 5, 2015, the Tel Aviv Stock Exchange (the TASE) approved the listing of our common stock on the TASE beginning on February 10, 2015 and our common stock is now listed on both the NYSE and the TASE. We are still subject to the rules and regulations of the NYSE and of the SEC. Under the local regime for dual listing, U.S.- listed companies, such as us, may dual-list on the TASE without additional regulatory requirements, using the same periodic reports, financial and other relevant disclosure information that they submit to the SEC and NYSE. However, as a result of the local regime requirements, we have undertaken, as part of the TASE listing, not to issue preferred stock for as long as our shares of common stock are listed on the TASE.

●

On February 4, 2015, we announced that the second phase of our McGinness Hills geothermal power plant located in Lander County, Nevada has begun commercial operation. Since February 1, 2015, the complex sells electricity under the amended PPA with NV Energy at a new energy rate of $85.58/MWh with one percent annual escalator through December 2032. Following resource confirmation and excellent performance of the first phase of McGinness Hills, which had been operational since June 2012, the second phase initiated construction in March 2014. The McGinness Hills Phase 2 plant that came on line on February 1, 2015 and brought the complex’s total capacity to approximately 72MW. We have a contract with NV Energy to sell energy produced at McGinness Hills through December 2032.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as costs for electricity generated from geothermal resources have become more competitive recently. Much of this is attributable to legislative and regulatory requirements and incentives, such as state renewable portfolio standards and federal tax credits. The American Recovery and Reinvestment Act of 2009 (ARRA) further encourages the use of geothermal energy through production tax credits (PTCs) or investment tax credits (ITCs) as well as cash grants (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below). In response, the geothermal industry in the United States has seen a wave of new entrants and, over the last several years, consolidation involving smaller developers. We believe that the future demand for energy generated from geothermal and other renewable resources in the United States will be driven by further commitment and implementation of renewable portfolio standards as well as the introduction of additional tax incentives. The trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties:

●

We expect to continue to generate the majority of our revenues from our Electricity Segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities, as they arise in our recovered energy business, in the Solar PV sector and in other forms of clean energy. In addition pursuant to our strategic plan, we are pursuing PPAs with enterprises that will increase our potential customer base.

●

Our focus continues to be organic growth through exploration, development, construction of new projects and enhancements of existing power plants along with increasing operational efficiency of our operating portfolio. We expect that our investment in organic growth will increase our total generating capacity, consolidated revenues and operating income attributable to our Electricity Segment from year to year. In addition, and pursuant to our strategic plan, we are actively looking at acquisition opportunities and we hope to accelerate our growth through these opportunities.

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

●

In June 2013 President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. In addition, several states and regions are already addressing legislation to reduce GHG emissions. EPA released proposed rules for new fossil fuel-fired power plants in September 2013 from existing fossil fuel-fired power plants in June 2014. In the Clean Power Plan proposal states identify a path forward using either current or new electricity production and pollution control policies to meet the goals of the proposed program including cutting carbon emission from the power sector by 30% below 2005 levels nationwide by 2030. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of GHG emissions and aims to reduce GHG emissions to 1990 levels by 2020. On October 20, 2011 the CARB adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. On April 29, 2015 California's Governor Brown issued an Executive Order setting an interium target of 40% below 1990 levels by 2030. In addition to California, twenty U.S. states have set GHG emissions reduction targets. Regional initiatives, are also being developed to reduce GHG emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted RPS, renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020 and instituted a tradable REC program. SBX1-2 is expected to foster a liquid tradable REC market and lead to more creative off-take arrangements. Although we cannot predict at this time whether the tradable REC program under SBX1-2 and its implementing regulations will have a significant impact on our operations or revenue, it may facilitate additional options when negotiating PPAs and selling electricity from our projects.

●

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

Outside of the United States, in November 2012 the United States, Brunei, and Indonesia formed the Asia-Pacific comprehensive partnership and President Obama announced the allocation of $6.0 billion for green energy development in Asia. Also, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7.0 billion in Sub-Saharan Africa over the following five years, with the aim of doubling access to power. The Sub-Sahara Africa includes three countries (Ethiopia, Kenya and Tanzania) that have large geothermal potential as well as operating geothermal power plants. We accelerated our efforts to expand business development activities in those areas by, among other things, participating in new applicable bids. In addition, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

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

●

In the Product Segment, we experience increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to a reduction in the prices that we are able to charge for our binary equipment, which in turn may reduce our profitability.

●

The changing natural gas landscape, the resulting effect on natural gas pricing (in either direction) and the corresponding implications for electric utilities and other producers of electricity in terms of planning for and choosing a source of fuel, will affect the pricing under our PPAs that have short run avoided cost (SRAC) pricing, as described below.

●

The 38 MW Puna complex has three PPAs, of which the 25 MW PPA has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil we recently signed a fixed rate PPAs for the rest of the complex. Our use of derivative instruments for this purpose has increased, and may continue to be used to manage economic exposure.
Our Puna Complex is located in the Puna District on the Big Island, Hawaii, which is the general area that has been impacted by the eruption of Klauea active volcano in June 27, 2014 and the resulting lava flow and continuing volcanic activity since then. Our power plants at the Puna Complex were not directly affected by the volcanic eruption and the resulting lava flow; however, the uncertainties regarding the potential impact of the lava flow on the transmission lines owned and maintained by HELCO (our power purchaser) necessitated contingency planning and cooperation with HELCO in anticipation of a possible loss of transmission capacity. As of the date of this Quarterly Report on Form 10-Q, HELCO has implemented several measures to protect the two transmission lines over which power generated by the Puna complex is transmitted to the grid from the extreme heat generated by the lava flow passing through and around the transmission poles. As a result, our power plant was not affected from the lava flow and the transmission lines are operating at regular capacity. It is impossible to predict whether the lava flow or other new or recurring volcanic activity may subsequently adversely impact the operation of our Puna complex and the operational integrity of the transmission poles and the transmission lines. Our Puna complex revenues consist of capacity payments and energy payments from HELCO. In the event of declared force majeure, HELCO is required to continue to make capacity payments but is not required to make energy payments to the extent the force majeure event precludes us from delivering, or HELCO from accepting, the energy. Loss of energy payments under the Puna PPAs would have an adverse effect on our financial performance. Revenues generated by the Puna Complex comprised 7.9% of our total revenues in 2014.

●

We had PPAs for the Ormesa Mammoth and Heber complexes for a total of 161 MW that were fixed until May 1, 2012. Thereafter, the energy price component under these PPAs changed from a fixed rate to a variable rate based on SRAC pricing that is impacted by gas prices. In 2013, we signed new fixed rate PPAs that reduced our current exposure to SRAC by 18 MW and by additional 44 MW in 2016. We entered into derivative transactions at a fixed price of $4.95 per MMbtu for the period from January 1, 2015 until March 31, 2015.

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

●

Our foreign operations are subject to significant political, hostility, economic and financial risks, which vary by country. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate, as further described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014. Although we maintain among other things political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●

The Sarulla 330 MW project was released for construction, and we began to recognize our first product segment revenues in the quarter ended September 30, 2014, under the supply contract we signed with the EPC contractor. Going forward we expect to derive significant revenues from the supply contract. We expect to generate additional income from our 12.75% equity investment in the Sarulla consortium. The Sarulla project’s future operations may be impacted by various factors which we do not control given our minority position in the consortium, as well as other factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014.

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

Revenues attributable to our Electricity Segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 78.9% of our Electricity revenues for the three months ended March 31, 2015 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate. In each of 2013 and 2014, we entered into derivative transactions in an attempt to reduce our exposure to fluctuations in the prices of oil from Puna’s PPAs until December 31, 2014 and natural gas from California SO#4 PPAs until March 31, 2015.

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

Revenues attributable to our Product Segment fluctuate between periods, mainly based on our ability to receive customer orders the status and timing of such orders and the completion of manufacturing and delivery of raw materials. Larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product Segment fluctuate sometimes, extensively) from period to period. In both 2012 and 2013, we experienced a significant increase in our Product Segment customer orders, which has increased our Product Segment backlog.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenues (dollars in thousands)		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Electricity	$89,953	$94,817	74.8%	66.6%
Product	30,278	47,619	25.2	33.4
Total	$120,231	$142,436	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product Segments for the periods indicated:

	Revenues (dollars in thousands)		% of Revenues for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Electricity Segment:
United States	$61,651	$67,222	68.5%	70.9%
Foreign	28,302	27,595	31.5	29.1
Total	$89,953	$94,817	100%	100%

Product Segment:
United States	$18,115	$16,892	59.8%	35.5%
Foreign	12,163	30,727	40.2	64.5
Total	$30,278	$47,619	100%	100%

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

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.1% and 4.6% of Electricity Segment revenues for the three months ended March 31, 2015 and March 31, 2014, respectively.

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

Cash, Cash Equivalents, Marketable Securities and Short-Term Bank Deposit

Our cash and cash equivalents, as of March 31, 2015 increased to $70.7 million from $40.2 million as of December 31, 2014. This increase was principally due to: (i) $83.1 million derived from operating activities during the three months ended March 31, 2015; (ii) $15.0 million derived from our share exchange transaction with Ormat Industries; and (iii) net proceeds of $10.3 million from borrowing under our revolving credit lines with commercial banks. This decrease was partially offset by: (i) our use of $42.4 million to fund capital expenditures; (ii) a net change in restricted cash, cash equivalents and marketable securities of $22.3 million; (iii) repayment of $10.5 million of long-term debt; and (iv) $3.9 million cash dividend paid. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of March 31, 2015 was $553.3 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $390.5 million as of March 31, 2015.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our annual report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$89,953	$94,817
Product	30,278	47,619
	120,231	142,436
Cost of revenues:
Electricity	55,581	57,034
Product	20,625	31,943
	76,206	88,977
Gross margin
Electricity	34,372	37,783
Product	9,653	15,676
	44,025	53,459
Operating expenses:
Research and development expenses	363	(87)
Selling and marketing expenses	3,433	3,379
General and administrative expenses	10,204	7,596
Impairment charge	—	—
Write-off of unsuccessful exploration activities	174	—
Operating income	29,851	42,571
Other income (expense):
Interest income	9	111
Interest expense, net	(17,828)	(20,518)
Foreign currency translation and transaction losses	(1,366)	(638)
Income attributable to sale of tax benefits	5,552	6,717
Gain from sale of property, plant and equipment	—	—
Other non-operating income, net	283	63

Income before income taxes and equity in losses of investees	16,501	28,306
Income tax provision	(5,459)	(6,320)
Equity in losses of investees, net	(775)	(197)
Net income	10,267	21,789
Net loss attributable to noncontrolling interest	(235)	(237)
Net income attributable to the Company's stockholders	$10,032	$21,552
Earnings per share attributable to the Company's stockholders - basic and diluted
Net income	$0.21	$0.47
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	47,244	45,479
Diluted	48,079	45,660

	Three Months Ended March 31,
	2015	2014
Statements of Operations Data:
Revenues:
Electricity	74.8%	66.6%
Product	25.2	33.4
	100.0	100.0
Cost of revenues:
Electricity	61.8	60.2
Product	68.1	67.1
	63.4	62.5
Gross margin
Electricity	38.2	39.8
Product	31.9	32.9
	36.6	37.5
Operating expenses:
Research and development expenses	0.3	(0.1)
Selling and marketing expenses	2.9	2.4
General and administrative expenses	8.5	5.3
Impairment charge	0.0	0.0
Write-off of unsuccessful exploration activities	0.1	0.0
Operating income	24.8	29.9
Other income (expense):
Interest income	0.0	0.1
Interest expense, net	(14.8)	(14.4)
Foreign currency translation and transaction losses	(1.1)	(0.4)
Income attributable to sale of tax benefits	4.6	4.7
Gain from sale of property, plant and equipment	0.0	0.0
Other non-operating income, net	0.2	0.0

Income before income taxes and equity in losses of investees	13.7	19.9
Income tax provision	(4.5)	(4.4)
Equity in losses of investees, net	(0.6)	(0.1)
Net income	8.5	15.3
Net loss attributable to noncontrolling interest	(0.2)	(0.2)
Net income attributable to the Company's stockholders	8.3%	15.1%

Comparison of the Three Months Ended March 31, 2015 and the Three Months Ended March 31, 2014

Total Revenues

Total revenues for the three months ended March 31, 2015 were $120.2 million, compared to $142.4 million for the three months ended March 31, 2014, which represented a 15.6% decrease. This decrease was attributable to both our Electricity and Product Segments, in which revenues decreased by 5.1% and 36.4%, respectively, compared to the corresponding period in 2014.

Electricity Segment

Revenues attributable to our Electricity Segment for the three months ended March 31, 2015 were $90.0 million, compared to $94.8 million for the three months ended March 31, 2014, which represented a 5.1% decrease in such revenues. This expected decrease was primarily attributable to our Puna power plant having lower generation due to the hurricane storm and lower energy rates due to the decrease in oil prices as well as lower revenues in some of our pwer plants due to lower natural gas prices. The decrease was partially offset by: (i) the commencement of operations of our McGinness Hills phase 2 power plant in Nevada, which commenced commercial operation in February 2015; and (ii) a reduction in net loss on derivative contracts on oil and natural gas prices from net loss of $2.4 million in the first quarter of 2014 to net gain of $0.3 million in the corresponding period in 2015.

Power generation in our power plants remained constant at 1.2 million MWh in each of the three months ended March 31, 2015 and 2014 mainly due to the decrease in generation of Puna and North Brawley power plants offset by an increase due to the commencement of commercial operation of McGinness Hills phase 2 power plant.

Product Segment

Revenues attributable to our Product Segment for the three months ended March 31, 2015 were $30.3 million, compared to $47.6 million for the three months ended March 31, 2014, which represented a 36.4% decrease. The decrease in our Product Segment revenues was primarily due to timing of revenue recognition and allocation of manufacturing resources to expedite the construction of the Don Campbell phase 2 power plant in order to commence commercial operations towards the end of 2015 earlier than anticipated rather than to third parties power plants.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2015 was $76.2 million, compared to $89.0 million for the three months ended March 31, 2014, which represented 14.4% decrease. This decrease was primarily due to the decrease in cost of revenues from our Product Segment. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2015, increased to 63.4%, from 62.5% for the three months ended March 31, 2014.

Electricity Segment

Total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2015 was $55.6 million, compared to $57.0 million, for the three months ended March 31, 2014. This slight decrease was primarily due to reimbursement of $2.5 million, of mining tax imposed on us based on an audit performed by the state of Nevada for the years ended December 31, 2008, 2009 and 2010 as we successfully appealed the decision in the first quarter of 2015. The decrease in our electricity cost of revenues was offset by additional cost of revenues from our McGinness Hills phase 2 power plant that commenced commercial operation in February 2015, as discussed above. As a percentage of total electricity revenues, our total cost of revenues attributable to our Electricity Segment for the three months ended March 31, 2015, was 61.8% compared to 60.2% for the three months ended March 31, 2014. The increase was mainly due to the decrease in Electricity Segment revenues, as discussed above.

Product Segment

Total cost of revenues attributable to our Product Segment for the three months ended March 31, 2015 was $20.6 million, compared to $31.9 million for the three months ended March 31, 2014, which represented a 35.4% decrease. This decrease was primarily due to the decrease in Product Segment revenues, as discussed above. As a percentage of total Product Segment revenues, our total cost of revenues attributable to our Product Segment for the three months ended March 31, 2015, was 68.1% similar to 67.1%, for the three months ended March 31, 2014.

Research and Development Expenses, Net

Research and development expenses excluding grants from the U.S. Department of Energy were $0.4 million for the three months ended March 31, 2015 compared to $0.4 million for the three months ended March 31, 2014. Research and development expenses (income) are net of grants from the U.S. Department of Energy in the amount of $0 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively, related to the Enhanced Geothermal System project. Research and development expenses for the three months ended March 31, 2015 were $0.4 million, compared to income of $0.1 million for the three months ended March 31, 2014.

Selling and Marketing Expenses

Selling and marketing expenses for each of the three months ended March 31, 2015 and 2014, were $3.4 million. Selling and marketing expenses for the three months ended March 31, 2015 constituted 2.9% of total revenues for such period, compared to 2.4% for the three months ended March 31, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2015 were $10.2 million, compared to $7.6 million for the three months ended March 31, 2014. The increase was due to $3.4 million expenses related to the Share Exchange Agreement with Ormat Industries, as discussed above under “Recent Developments”. General and administrative expenses for the three months ended March 31, 2015, excluding the costs related to the Share Exchange Agreement constituted 5.7% of total revenues for such period, compared to 5.3% for the three months ended March 31, 2014.

Operating Income

Operating income for the three months ended March 31, 2015 was $29.9 million, compared to $42.6 million for the three months ended March 31, 2014, which represented a 29.9% decrease. The decrease in operating income was principally attributable to the decrease in our gross margin in both our Electricity and Product Segments primarily due to the decrease in revenues, both as discussed above and the costs associated with the share exchange, as discussed above. Operating income attributable to our Electricity Segment for the three months ended March 31, 2015 was $24.0 million, compared to $30.9 million for the three months ended March 31, 2014. Operating income attributable to our Product Segment for the three months ended March 31, 2015 was $5.9 million, compared to $11.7 million for the three months ended March 31, 2014.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2015 was $17.8 million, compared to $20.5 million for the three months ended March 31, 2014. This decrease was primarily due lower interest expense as a result of principal payments and of long term debt and revolving credit lines with banks, partially offset due to an increase in interest expense related to a new loan in the amount of $140.0 million received under the OFC 2 senior secured notes to finance the construction of McGinness Hills phase 2 project in August 2014.

Foreign Currency Translation and Transaction Losses

Foreign currency translation and transaction losses for the three months ended March 31, 2015 were $1.4 million, compared to $0.6 million for the three months ended March 31, 2014. Foreign currency translation and transaction losses for the three months ended March 31, 2014 was attributable primarily to gains on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described in “OPC Transaction” and “ORTP Transaction”, each below) for the three months ended March 31, 2015 was $5.6 million, compared to $6.7 million for the three months ended March 31, 2014. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $0.6 million and $5.0 million, respectively, in the three months ended March 31, 2015, compared to $1.8 million and $4.9 million, respectively in the three months ended March 31, 2014. This decrease was primarily attributable to additional payments received in the amount of $1.7 million, in the three months ended March 31, 2015 compared to $2.2 million, in the three months ended March 31, 2014, respectively, related to the ORTP transaction which represented 25% of the value of PTC’s generated by the portfolio over time, compared to the original forecast.

Income Taxes

Income tax provision for the three months ended March 31, 2015 was $5.5 million, compared to $6.3 million for the three months ended March 31, 2014. Our effective tax rate for the three months ended March 31, 2015 and 2014 was 34.4% and 22.3%, respectively. The effective tax rate differs from the statutory rate of 35% for the three months ended March 31, 2015, primarily due to unbenefited losses in the U.S. and certain foreign jurisdictions.

Net Income

Net income for the three months ended March 31, 2015 was $10.3 million, compared to $21.8 million for the three months ended March 31, 2014, which represents a decrease of $11.5 million. The decrease in net income was principally attributable to the decrease in operating income in the amount of $12.7 million, as discussed above.

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

As of March 31, 2015, we had access to (i) $70.7 million in cash and cash equivalents of which $50.4 million is related to foreign jurisdictions; and (ii) $162.8 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2015 include approximately $151.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment purchases, as well as $61.0 million for debt repayment.

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

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; (iii) future project financing and refinancing (including construction loans); and (iv) proceeds of $162.3 million from ORPD LLC equity transaction. Management believes that these sources will address our anticipated liquidity, capital expenditures, and other investment requirements.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of December 31, 2014, (the last measurement date of the covenants) the actual historical 12-month DSCR was 1.28 and the pro-forma 12-month DSCR was 1.31 (on a semi-annual basis and as of December 31, 2014). There were $67.2 million of OFC Senior Secured Notes outstanding as of March 31, 2015.

In January 2014, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $13.2 million. We recognized a gain of approximately $0.3 million in the year ended December 31, 2014. In February 2013, we acquired from OFC noteholders OFC Senior Secured Notes with an outstanding aggregate principal amount of $12.8 million and we recognized a gain of $0.8 million in the year ended December 31, 2013.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of December 31, 2014, (the last measurement date of the covenants) the actual historical 12-month DSCR was 1.28, and the pro-forma 12-month DSCR was 1.29. There were $55.1 million of OrCal Senior Secured Notes outstanding as of March 31, 2015.

OFC 2 Senior Secured Notes — Limited Recourse during Construction and Non-Recourse Thereafter

In September 2011, OFC 2, one of our subsidiaries, and its wholly owned project subsidiaries (collectively, the OFC 2 Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock, as administrative agent, and the DOE, as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes due December 31, 2034. As of March 31, 2015, we have utilized $291.7 million of the notes and we do not expect further drawdowns under this agreement.

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

On August 29, 2014, OFC 2 signed a $140.0 million loan under the OFC 2 senior secured notes to finance the construction of the McGinness Hills Phase 2 project. This draw is the last tranche (Series C notes) under the Note Purchase Agreement with John Hancock Life Insurance Company (USA), and is guaranteed by the U.S Department of Energy Loan Programs Office in accordance with and subject to the Department’s Loan Guarantee Program under section 1705 of Title XVII of the Energy Policy Act of 2005. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated “BBB” by Standard & Poor’s.

In connection with the drawdown, on August 13, 2014, we entered into an on-the-run interest lock agreement with a financial institution with a termination date of August 15, 2014. This on-the-run interest lock agreement had a notional amount of $140.0 million and was designated by us to as a cash flow hedge. The objective of this cash flow hedge was to eliminate the variability in the change in the 10-year U.S. Treasury rate as that is one of the components in the annual interest rate of OFC 2 loan that was forecasted to be fixed on August 15, 2014. As such, we hedged the variability in total proceeds attributable to changes in the 10-year U.S. Treasury rate for the forecasted issuance of fixed rate OFC 2 loan. On the settlement date of August 18, 2014, we paid $1.5 million to the counterparty of the on-the-run interest rate lock agreement.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly DSCR requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of March 31, 2015, the last measurement date of the covenants, the actual DSCR was 1.68 and the pro-forma 12-month DSCR was 2.13. There were $270.1 million of OFC 2 Senior Secured Notes outstanding as of March 31, 2015.

We provided a guarantee in connection with the issuance of the Series A and C Notes, which will be available to be drawn upon if certain trigger events occur. One trigger event is the failure of any facility financed by the relevant series of OFC 2 Senior Secured Notes to reach completion and meet certain operational performance levels (the non-performance trigger) which gives rise to a prepayment obligation on the OFC 2 Senior Secured Notes. The other trigger event is a payment default on the OFC 2 Senior Secured Notes or the occurrence of certain fundamental defaults that result in the acceleration of the OFC 2 Senior Secured Notes, in each case that occurs prior to the date that the relevant facility financed by such OFC 2 Senior Secured Notes reaches completion and meets certain operational performance levels. A demand on our guarantee based on the non-performance trigger is limited to an amount equal to the prepayment amount on the OFC 2 Senior Secured Notes necessary to bring the OFC 2 Issuers into compliance with certain coverage ratios. A demand on our guarantee based on the other trigger event is not so limited.

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

The OPIC Loan is comprised of three tranches:

●     Tranche I in an aggregate principal amount of $85.0 million, which was drawn in November, 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below under “Full Recourse Third Party Debt”. The remainder of Tranche I proceeds was used for reimbursement of prior capital costs and other corporate purposes.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $74.3 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $161.5 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $42.3 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $31.6 million as of March 31, 2015, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the DSCR falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I will became effective on December 15, 2014. As of March 31, 2015, the actual historical and projected 12-month DSCR was 2.13 and 1.96, respectively.

As of March 31, 2015, $278.1 million of the above loan was outstanding.

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

Full-Recourse Third-Party Debt

Union Bank. In February 2012, Ormat Nevada, our wholly owned subsidiary, entered into an amended and restated credit agreement with Union Bank. Under the amended and restated agreement, the credit termination date was extended from February 15, 2012 to February 7, 2014, which subsequently was extended to May 20, 2015. The aggregate amount available under the credit agreement is $50.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of March 31, 2015: (i) the actual 12-month debt to EBITDA ratio was 3.35; (ii) the 12-month DSCR was 2.27; and (iii) the distribution leverage ratio was 1.35. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of March 31, 2015, letters of credit in the aggregate amount of $47.9 million remain issued and outstanding under this committed credit agreement with Union Bank.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of March 31, 2015: (i) the actual 12-month debt to EBITDA ratio was 3.35; (ii) the 12-month DSCR was 2.27; and (iii) the distribution leverage ratio was 1.35. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of March 31, 2015, letters of credit in the aggregate amount of $22.0 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with six other commercial banks for an aggregate amount of $478.3 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $242.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $236.3 million. The credit agreements mature at the end of June 2015 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of March 31, 2015, loans in the total amount of $30.6 million were outstanding, and letters of credit with an aggregate stated amount of $287.9 million were issued and outstanding under these credit agreements. The $30.6 million in loans are for terms of three months or less and bear interest at a weighted average rate of 2.27%.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest at a rate of 6.5%. As of March 31, 2015, $8.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of March 31, 2015, $2.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, is payable in ten semi-annual installments commencing May 16, 2012, and bears interest of 5.75%. As of March 31, 2015, $8.3 million was outstanding under this loan.

We had a $50.0 million term loan with a commercial bank, which was fully repaid on November 10, 2014. The loan was payable in ten semi-annual installments commencing May 10, 2010, and bore interest at 6-month LIBOR plus 3.25%.

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

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of March 31, 2015, $31.6 million is outstanding under the DEG Loan (out of which $21.7 million bears interest at a fixed rate).

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of March 31, 2015: (i) total equity was $819.2 million and the actual equity to total assets ratio was 37.5% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 3.65. During the three months ended March 31, 2015, we distributed interim dividends in an aggregate amount of $3.9 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of March 31, 2015, committed letters of credit in the aggregate amount of $369.0 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt”.

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

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, and the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments are expected to be made until December 31, 2016 and total up to a maximum amount of $11.0 million, of which we received $1.7 million and $2.2 million in the first quarters of 2015 and 2014, respectively.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $7.2 million as of March 31, 2015. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

 The following are the dividends declared by us since March 31, 2013:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 8, 2013	$0.04	August 19, 2013	August 29, 2013
November 6, 2013	$0.04	November 20, 2013	December 4, 2013
February 25, 2014	$0.06	March 13, 2014	March 27, 2014
May 8, 2014	$0.05	May 21, 2014	May 30, 2014
August 5, 2014	$0.05	August 19, 2014	August 28, 2014
November 5, 2014	$0.05	November 20, 2014	December 4, 2014
February 24, 2015	$0.08	March 16, 2015	March 27, 2015
May 6, 2015	$0.06	May 19, 2015	May 27, 2015

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$83,147	$68,076
Net cash used in investing activities	(47,257)	(35,323)
Net cash used in financing activities	(5,396)	(42,180)
Net change in cash and cash equivalents	30,494	(9,427)

For the Three Months Ended March 31, 2015

Net cash provided by operating activities for the three months ended March 31, 2015 was $83.1 million, compared to $68.1 million for the three months ended March 31, 2014. The net increase of $15.1 million resulted primarily from (i) an increase in billing in excess of costs and estimated earnings on uncompleted contracts, net of $53.5 million in our product segment in the three months ended March 31, 2015, compared to a net decrease of $10.7 million in the three months ended March 31, 2014, as a result of timing in billing of our customers; and (ii) the decrease in cash inflow due to lower net income of $11.5 million, from $21.8 million for the three months ended March 31, 2014 to $10.3 million for the three months ended March 31, 2015 as described above. The increase was partially offset due to an increase in receivables of $6.2 million in the three months ended March 31, 2015, compared to a decrease of $43.1 million in the three months ended March 31, 2014, as a result of timing of collection from our customers.

Net cash used in investing activities for the three months ended March 31, 2015 was $47.3 million, compared to $35.3 million for the three months ended March 31, 2014. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2015 were (i) capital expenditures of $42.4 million, primarily for our facilities under construction and (ii) a net increase of $22.3 million in restricted cash, and cash equivalents due to timing of debt repayments, reduced by $15.0 million derived from cash of Ormat Industries due to the share exchange transaction. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2014 were capital expenditures of $48.3 million, primarily for our facilities under construction and a net increase of $23.3 million in restricted cash, and cash equivalents, reduced by cash grant of $21.8 million received from the U.S. Treasury under Section 1603 of the ARRA in the first quarter of 2014 relating to our Don A. Campbell geothermal power plant and $15.0 million cash received as part of the Heber Solar sale transaction.

Net cash used in financing activities for the three months ended March 31, 2015 was $5.4 million, compared to $42.2 million provided by for the three months ended March 31, 2014. The principal factors that affected the net cash used in financing activities during the three months ended March 31, 2015 were; i) the repayment of long-term debt in the amount of $10.5 million; and (ii) $3.9 million cash dividend paid, reduced by a net increase of $10.3 million against our revolving lines of credit with commercial banks. The principal factors that affected our net cash used in financing activities during the three months ended March 31, 2014 were: (i) a net decrease of $14.8 million against our revolving lines of credit with commercial banks; (ii) $12.9 million of cash paid to repurchase our OFC Senior Secured Notes; (iii) the repayment of long-term debt in the amount of $10.5 million; and (iv) $2.7 million cash dividend paid.

EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction cost, (vi) stock-based compensation, and (vii) gain from extinguishment of liability. EBITDA and Adjusted EBITDA are not a measurement of financial performance or liquidity under accounting principles generally accepted in the United States of America, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with accounting principles generally accepted in the United States of America. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Adjusted EBITDA for the three months ended March 31, 2015 was $65.3 million, compared to $70.6 million for the three months ended March 31, 2014.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Net cash provided by operating activities	$83,147	$68,076
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	15,972	19,176
Interest income	(9)	(111)
Income tax provision	5,459	6,320
Minority interest in earnings of subsidiaries	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	(47,220)	(22,870)

EBITDA	57,349	70,591
Mark-to-market on derivatives which represent swap contracts on natural gas and oil prices	4,129	-
Stock-based compensation	1,127	-
Share exchange transaction costs	3,400	-
Write-off of unsuccessful exploration activities	174	-
Mark-to-market on derivatives which represent currency forward contracts	(860)	-

Adjusted EBITDA	$65,319	$70,591
Net cash used in investing activities	$(47,257)	$(35,323)
Net cash used in financing activities	$(5,396)	$(42,180)

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants.

The following is an overview of projects that are fully released for construction:

Don. A. Campbell Phase 2 (U.S.). We are currently developing the 19 MW Don A. Campbell phase 2 project located in Mineral county, Nevada. Field development, manufacturing and site construction are in progress. We have recently signed a 20- year PPA with SCPPA with an energy rate of $81.25 per megawatt hour with no annual escalation. The new power plant is expected to come online towards the end of 2015.

Olkaria III Plant Four (Kenya). We are currently developing the 24 MW plant four of the Olkaria III complex, bringing the complex’s total capacity to 134 MW. Field development and site construction are in progress. We recently signed an amended and restated 20 years PPA with KPLC. Plant four is expected to come on line in the second half of 2016.

Sarulla (Indonesia). We are part of a consortium that is currently developing the approximately 330 MW Sarulla project in Tapanuli Utara North Sumatra, Indonesia. The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. Field development is ongoing. Engineering, procurement and construction are in progress, and infrastructure work has completed.

The Sarulla project will be owned and operated by the consortium members under the framework of a Joint Operating Contract (JOC) and Energy Sales Contract (ESC). Under the JOC, PT Pertamina Geothermal Energy (PGE), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years.

Heber 1 Power Plant. We are currently in the process of enhancing the Heber complex located in Imperial Valley, California. We drilled two additional wells in 2013 and four old wells were decommissioned. We intend to drill an additional well in 2015 and perform upgrades to surface equipment, following which we expect the capacity of the complex to reach 92MW. In 2013, we entered into a new PPA with SCPPA, which will replace the current Heber 1 PPA upon expiration that is expected at the end of 2015.

Platanares Project (Honduras). We are currently developing the Geotermica Platanares geothermal project in Honduras. We are appraising the well field and we will determine the expected capacity, which we anticipate in the first phase will be approximately 18MW.

The following is an overview of projects that are in an initial stage of construction:

Carson Lake Project. We plan to develop the 20 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. Permitting documentation for the power plant was completed; however, we are still experiencing delays in the permitting process for the transmission line. We are not planning to invest material capital expenditures in this project in 2015.

CD 4 Project. We plan to develop 30 MW of new capacity at the Mammoth complex, on land which is comprised mainly of BLM leases. We have commenced field development and drilled one production well and one injection well. Continued drilling is subject to receipt of additional permits. As part of the process to secure transmission capacity and interconnection, we are participating in the SCE Wholesale Distribution Access Tariff Transition Cluster Generator Interconnection Process to deliver energy into the Southern California Edison system at the Casa Diablo Substation. We are not planning to invest material capital expenditures in this project in 2015.

We have estimated approximately $188.0 million in capital expenditures for the projects listed above, and for enhancement of our existing power plants, of which we have invested approximately $58.0 million as of March 31, 2015. We expect to invest $112.0 million of such total during the remainder of 2015 and the remaining $180.0 million thereafter.

In addition, we estimate approximately $39.0 million in additional capital expenditures in the remainder of 2015 to be allocated as follows: (i) $9.0 million in development of new projects; (ii) $10.0 million for maintenance capital expenditure of our operating power plants; (iii) $17.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $3.0 million in enhancement of our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2015 will be approximately $151.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

One market risk to which power plants are typically exposed is the volatility of electricity prices. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. Beginning in May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In October 2013 and March 2014, we entered into derivative transactions to reduce our exposure to the price of natural gas, under these PPAs, until March 31, 2015. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO avoided costs. Likewise, in October 2013, we entered into derivative transaction to reduce our exposure to the price of oil, under the 25 MW PPA of the Puna complex, until December 31, 2014.

As of March 31, 2015, 94.9% of our consolidated long-term debt comprised a fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 5.1% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of March 31, 2015, $50.8 million of our long-term debt remained subject to some floating rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits, money market securities and commercial paper (with a minimum investment grade rating of AA by Standard & Poor’s Ratings Services.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2015 and December 31, 2014 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of March 31, 2015 and December 31, 2014 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	Change in the Fair Value of
	(Dollars in thousands)
NGI Price	$-	$(685)	$-	$685	NGI Swap
Foreign Currency	(8,381)	(6,720)	8,072	1,809	Foreign currency forward contracts
Interest Rate	(994)	(1,102)	1,017	1,129	OFC
Interest Rate	(837)	(921)	857	945	OrCal
Interest Rate	(9,988)	(10,155)	10,542	10,861	OFC 2
Interest Rate	(214)	(244)	218	249	Loan from DEG
Interest Rate	(9,844)	(10,211)	10,415	10,825	Loan from OPIC
Interest Rate	(2,720)	(3,336)	2,756	3,389	Senior unsecured bonds

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

Sierra Pacific Power Company and Nevada Power Company accounted for 24.0% and 15.3% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

Southern California Edison accounted for 8.8% and 12.1% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

HELCO accounted for 6.1% and 9.1% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

KPLC accounted for 17.8% and 14.3% of our total revenues for the three months ended March 31, 2015 and 2014, respectively.

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

In November 2012 new legislation amending the Investment Law was enacted. Under the new legislation, companies that had retained earnings as of December 31, 2011 from Benefited Enterprises would have elected by November 11, 2013 to pay a reduced corporate tax rate set forth in the new legislation on such undistributed income and distribute a dividend from such income without being required to pay additional corporate tax with respect to such income.  Ormat Systems decided not to make such an election.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the fiscal year 2014, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed suit on February 17, 2015, in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (PGV) conform to an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. PGV believes that the allegations have no merit, and will continue to defend itself vigorously.

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

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and the Employer’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the U.S. Supreme Court’s decision in Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment is appropriate.  PGV currently expects a decision in this matter will be rendered within the next two to four months. Depending on the decision, PGV expects to review its options and either accept negotiations with the Union or continue to appeal the decision.

●

In January 2014, Ormat learned that two former employees alleged in a "qui tam" complaint filed in the United States District Court for the Southern District of California that the Company and certain of its subsidiaries (collectively, the "Ormat Parties") submitted fraudulent applications and certifications to obtain grants, particularly for the Puna and North Brawley projects. The United States Department of Justice declined to intervene, and the former employees proceeded on their own and served the Ormat Parties with their initial complaint in April 2014, and then filed an amended complaint in May 2014. Pursuant to the Ormat Parties' motion to move the venue of the proceeding, and despite the complainants’ objection, the file was reassigned from the United States District Court for the Southern District of California to the District of Nevada.

In July 2014, the Ormat Parties filed a motion to dismiss the amended complaint, as well as a request for the court to take judicial notice of a number of documents, In response to the Ormat Parties’ filings, the complainants filed responses urging the court to reject the motion to dismiss and accompanying request to take judicial notice, and the United States filed a statement of interest urging rejection of the Ormat Parties' arguments raised with respect to the scope of the False Claims Act's "Tax Bar", while continuing to take no position as to the overall sufficiency of the complainants' complaint. On March 24, 2015, the Nevada United States District Court issued its order regarding the pending motions, in which the Court accepted the Ormat Parties’ motions in part, and rejected them in part.

In the interim, FIMI and Ormat Industries (who were originally named on the complaint, but never served) have been removed from the complaint as co-defendants pursuant to a Tolling Agreement entered into with the complainants. The Ormat Parties continue to believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

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

ITEM 1A. RISK FACTORS

Other than the risk factor below, a comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described under "Recent Developments" above, on February 12, 2015, we announced the completion of the share exchange, which is the first and primary step of a series of transactions contemplated by the Share Exchange Agreement dated as of November 10, 2014, by and among us, Ormat Industries, our then-parent company, and Ormat Systems. Upon the closing of the share exchange we issued 30,203,186 new shares of our common stock to Ormat Industries' shareholders in exchange for all of the outstanding ordinary shares of Ormat Industries. The issuance of such new shares of our common stock was not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon an exemption from registration under Section 3(a)(10) of the Securities Act.

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

Date: May 7, 2015

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

3.5	Amended and Restated Limited Liability Company Agreement of ORPD LLC, dated as of April 30, 2015, by and among Ormat Nevada Inc., Northleaf Geothermal Holding LLC and ORPD Holdings LLC.

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

10.1

Agreement, for purchase of Membership Interests in ORPD LLC by and between Ormat Nevada, Inc. and Northleaf Geothermal Holdings LLC, dated February 5, 2015, incorporated by reference to Exhibit 10.34.7 to Ormat Technologies, Inc. Annual Report on Form 10-K to the Securities and Exchange Commission on February 26, 2015.

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