Form 10-Q
period 2015-06-30
ORMAT TECHNOLOGIES, INC.
filed 2015-08-05
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2015, the number of outstanding shares of common stock, par value $0.001 per share, was 49,002,583.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$137,665	$40,230
Restricted cash and cash equivalents (all related to VIEs)	104,870	93,248
Receivables:
Trade	58,089	48,609
Related entity	—	451
Other	14,066	10,141
Due from Parent	—	1,337
Inventories	16,401	16,930
Costs and estimated earnings in excess of billings on uncompleted contracts	7,093	27,793
Deferred income taxes	267	251
Prepaid expenses and other	31,055	34,884
Total current assets	369,506	273,874
Deposits and other	18,038	20,044
Deferred income taxes	1,694	—
Deferred charges	36,512	37,567
Property, plant and equipment, net ($1,445,005 and $1,339,342 related to VIEs, respectively)	1,519,945	1,437,637
Construction-in-process ($167,814 and $162,006 related to VIEs, respectively)	277,990	296,722
Deferred financing and lease costs, net	25,836	27,057
Intangible assets, net	27,029	28,655
Total assets	$2,276,550	$2,121,556
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$98,481	$88,276
Deferred income taxes	975	974
Short term revolving credit lines with banks (full recourse)	—	20,300
Billings in excess of costs and estimated earnings on uncompleted contracts	49,731	24,724
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	32,981	34,368
Other loans	17,995	17,995
Full recourse	17,203	19,116
Total current liabilities	217,366	205,753
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	320,235	360,366
Other loans	255,627	264,625
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $667)	250,136	250,289
Other loans	26,737	34,351
Unconsolidated investments	5,215	3,617
Liability associated with sale of tax benefits	27,298	39,021
Deferred lease income	59,070	60,560
Deferred income taxes	73,887	66,220
Liability for unrecognized tax benefits	7,151	7,511
Liabilities for severance pay	19,424	20,399
Asset retirement obligation	19,894	19,142
Other long-term liabilities	697	2,956
Total liabilities	1,282,737	1,334,810
Commitments and contingencies (Note 10)
Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,002,583 and 45,537,162 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	49	46
Additional paid-in capital	845,173	742,006
Retained earnings	59,155	41,539
Accumulated other comprehensive income	(8,519)	(8,668)
	895,858	774,923
Noncontrolling interest	97,955	11,823
Total equity	993,813	786,746
Total liabilities and equity	$2,276,550	$2,121,556

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenue:
Electricity	$90,926	$91,692	$180,879	$186,509
Product	49,561	35,911	79,839	83,530
Total revenue	140,487	127,603	260,718	270,039
Cost of revenue:
Electricity	62,522	67,322	118,103	124,356
Product	27,182	20,324	47,807	52,267
Total cost of revenue	89,704	87,646	165,910	176,623
Gross margin	50,783	39,957	94,808	93,416
Operating expenses:
Research and development expenses	414	232	777	145
Selling and marketing expenses	4,283	3,216	7,716	6,595
General and administrative expenses	7,443	6,072	17,647	13,668
Write-off of unsuccessful exploration activities	—	8,107	174	8,107
Operating income	38,643	22,330	68,494	64,901
Other income (expense):
Interest income	44	90	53	201
Interest expense, net	(18,859)	(22,072)	(36,687)	(42,590)
Foreign currency translation and transaction losses	(571)	(55)	(1,937)	(693)
Income attributable to sale of tax benefits	4,731	6,130	10,283	12,847
Gain from sale of property, plant and equipment	—	7,628	—	7,628
Other non-operating income (expense), net	(1,675)	343	(1,392)	406
Income before income taxes and equity in losses of investees	22,313	14,394	38,814	42,700
Income tax provision	(6,056)	(4,967)	(11,515)	(11,287)
Equity in losses of investees, net	(984)	(114)	(1,759)	(311)
Net income	15,273	9,313	25,540	31,102
Net income attributable to noncontrolling interest	(859)	(177)	(1,094)	(414)
Net income attributable to the Company's stockholders	$14,414	$9,136	$24,446	$30,688
Comprehensive income:
Net income	15,273	9,313	25,540	31,102
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	3,460	(4,088)	164	(4,088)
Loss in respect of derivative instruments designated for cash flow hedge	23	—	46	—
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(31)	(36)	(61)	(72)
Comprehensive income	18,725	5,189	25,689	26,942
Comprehensive income attributable to noncontrolling interest	(859)	(177)	(1,094)	(414)
Comprehensive income attributable to the Company's stockholders	$17,866	$5,012	$24,595	$26,528
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.29	$0.20	$0.51	$0.67
Diluted:
Net income	$0.28	$0.20	$0.49	$0.67
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	48,881	45,606	48,063	45,545
Diluted	50,600	45,963	49,444	45,827
Dividend per share declared	$0.06	$0.05	$0.12	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2013	45,461	$46	$735,295	$(3,088)	$487	$732,740	$12,371	$745,111

Stock-based compensation	—	—	2,806	—	—	2,806	—	2,806
Exercise of options by employees and directors	58	—	741	—	—	741	—	741
Cash paid to noncontrolling interest	—	—	—	—	—	—	(254)	(254)
Cash dividend declared, $0.11 per share	—	—	—	(5,003)	—	(5,003)	—	(5,003)
Increase in noncontrolling interest	—	—	—	—	—	—	257	257
Net income	—	—	—	30,688	—	30,688	414	31,102
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(4,088)	(4,088)	—	(4,088)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $44)	—	—	—	—	(72)	(72)	—	(72)

Balance at June 30, 2014	45,519	$46	$738,842	$22,597	$(3,673)	$757,812	$12,788	$770,600

Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

Stock-based compensation	—	—	2,156	—	—	2,156	—	2,156
Exercise of options by employees and directors	469	—	3,966	—	—	3,966	—	3,966
Share exchange with Parent (Note 1)	2,996	3	25,754	—	—	25,757	—	25,757
Cash paid to noncontrolling interest	—	—	—	—	—	—	(432)	(432)
Cash dividend declared, $0.14 per share	—	—	—	(6,830)	—	(6,830)	—	(6,830)
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	71,291	—	—	71,291	85,470	156,761
Net income	—	—	—	24,446	—	24,446	1,094	25,540
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $27)	—	—	—	—	46	46	—	46
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	164	164	—	164
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $38)	—	—	—	—	(61)	(61)	—	(61)

Balance at June 30, 2015	49,002	$49	$845,173	$59,155	$(8,519)	$895,858	$97,955	$993,813

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$25,540	$31,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,559	48,819
Amortization of premium from senior unsecured bonds	(154)	(153)
Accretion of asset retirement obligation	752	743
Stock-based compensation	2,156	2,806
Amortization of deferred lease income	(1,342)	(1,343)
Income attributable to sale of tax benefits, net of interest expense	(6,720)	(7,540)
Equity in losses of investees	1,759	311
Mark-to-market of derivative instruments	4,140	(302)
Loss on disposal of property, plant and equipment	531	—
Write-off of unsuccessful exploration activities	174	8,107
Gain on severance pay fund asset	(572)	(396)
Gain on sale of a subsidiary	—	(7,628)
Deferred income tax provision	7,024	8,887
Liability for unrecognized tax benefits	(360)	639
Deferred lease revenues	(148)	(124)
Other	484	(181)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(12,775)	19,959
Costs and estimated earnings in excess of billings on uncompleted contracts	20,700	(4,701)
Inventories	529	3,997
Prepaid expenses and other	(300)	(8,738)
Deposits and other	(362)	86
Accounts payable and accrued expenses	(2,600)	(11,094)
Due from/to related entities, net	451	—
Billings in excess of costs and estimated earnings on uncompleted contracts	25,007	20,282
Liabilities for severance pay	(975)	(47)
Other long-term liabilities	(2,259)	313
Due from/to Parent	(513)	(225)
Net cash provided by operating activities	112,726	103,579
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with parent (Note 1)	15,391	—
Net change in restricted cash, cash equivalents and marketable securities	(11,622)	(3,012)
Cash received from sale of a subsidiary	—	35,250
Capital expenditures	(86,142)	(89,125)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	—	27,427
Investment in unconsolidated companies	—	(631)
Decrease in severance pay fund asset, net of payments made to retired employees	2,940	1,079
Net cash used in investing activities	(79,433)	(29,012)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	156,761	—
Proceeds from exercise of options by employees	3,966	392
Purchase of OFC Senior Secured Notes	(30,638)	(12,860)
Proceeds from revolving credit lines with banks	598,800	1,742,383
Repayment of revolving credit lines with banks	(619,100)	(1,729,800)
Cash received from non-controlling interest	1,654	2,234
Repayments of long-term debt	(29,404)	(41,078)
Cash paid to non-controlling interest	(7,418)	(5,398)
Deferred debt issuance costs	(3,649)	(2,671)
Cash dividends paid	(6,830)	(5,003)
Net cash provided by (used in) financing activities	64,142	(51,801)
Net change in cash and cash equivalents	97,435	22,766
Cash and cash equivalents at beginning of period	40,230	57,354
Cash and cash equivalents at end of period	$137,665	$80,120
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$12,612	$(7,289)

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2015, the consolidated results of operations and comprehensive income (loss) for the six-month periods ended June 30, 2015 and 2014 and the consolidated cash flows for the six-month periods ended June 30, 2015 and 2014.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

OFC Senior Secured Notes prepayment

In June 2015, the Company repurchased $30.6 million aggregate principal amount of our OFC Senior Secured Notes from the OFC noteholders. As a result of the repurchase, the Company recognized a loss of $1.7 million, including amortization of deferred financing cost of $0.5 million, which is included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015.

Northleaf transaction

On April 30, 2015, Ormat Nevada Inc. (“Ormat Nevada”), a wholly-owned subsidiary of the Company, closed the sale of approximately 36.75% of the aggregate membership interests in ORPD LLC (“ORPD”), a new holding company and subsidiary of Ormat Nevada, that indirectly owns the Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2 and OREG 3 to Northleaf Geothermal Holdings, LLC for $162.3 million. The net proceeds to the Company were $156.8 million after payment of $5.5 million of transaction costs. The sale was made under the Agreement for Purchase of Membership Interests dated February 5, 2015. This transaction closed on April 30, 2015 and resulted in a taxable gain in the U.S. of approximately $102.1 million, for which the Company will utilize a portion of its Net Operating Loss (“NOL”) and tax credit carryforwards to fully offset the tax impact of the gain.

Subsequent to closing the transaction, the Company maintained control of ORPD and as such continue to consolidate the entity with non-controlling interest being recorded. Consequently, the Company recorded the net proceeds from the issuance of membership interests as an increase to additional paid-in capital of $71.3 million and non-controlling interests of $85.5 million. See Note 11 for tax details.

Share exchange transaction

On February 12, 2015, the Company completed the share exchange transaction with its then-parent entity, Ormat Industries Ltd. ("OIL") following which, the Company became a noncontrolled public company and its public float increased from approximately 40% to approximately 76% of its total shares outstanding. Under the terms of the share exchange, OIL shareholders received 0.2592 shares in the company for each share in OIL, or an aggregate of approximately 30.2 million shares, reflecting a net issuance of approximately 3.0 million shares (after deducting the 27.2 million shares that OIL held in the Company). Consequently, the number of total shares of the Company increased from approximately 45.5 million shares to approximately 48.5 million shares as of the closing of the share exchange.

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

OFC 2 loan prepayment

On June 20, 2014, Phase I of the Tuscarora Facility achieved Project Completion under the OFC 2 Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement and following recalibration of the financing assumptions, the loan amount was adjusted through a principal prepayment of $4.3 million.

Solar project sale

On March 26, 2014, the Company signed an agreement with RET Holdings, LLC to sell the Heber Solar project in Imperial County, California for $35.25 million. The Company received the first payment of $15.0 million during the first quarter of 2014 and the second payment for the remaining $20.25 million in the second quarter of 2014. The Company recognized pre-tax gain of approximately $7.6 million in the second quarter of 2014.

Other comprehensive income

For the six months ended June 30, 2015 and 2014, the Company classified $15,000 and $72,000, respectively, from accumulated other comprehensive income, of which $25,000 and $116,000, respectively, were recorded to reduce interest expense and $10,000 and $44,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended June 30, 2015 and 2014, the Company classified $8,000 and $36,000, respectively, from accumulated other comprehensive income, of which $14,000 and $58,000, respectively, were recorded to reduce interest expense and $5,000 and $22,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income.

Write-off of unsuccessful exploration activities

There were no write-offs of unsuccesful exploration activities for the three months ended June 30, 2015. Write-off of unsuccessful activities for the three and six months ended June 30, 2014, was $8.1 million. This represents the write-off of exploration costs related to the Company’s exploration activities in the Wister site in California, which the Company determined in the second quarter of 2014 would not support commercial operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2015 and December 31, 2014, the Company had deposits totaling $49,931,000 and $23,488,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2015 and December 31, 2014, the Company’s deposits in foreign countries amounted to approximately $22,796,000 and $24,304,000, respectively.

At June 30, 2015 and December 31, 2014, accounts receivable related to operations in foreign countries amounted to approximately $33,024,000 and $21,935,000, respectively. At June 30, 2015 and December 31, 2014, accounts receivable from the Company’s primary customers amounted to approximately 59.5% and 69.0%, respectively, of the Company’s accounts receivable.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 20.0% and 17.4% of the Company’s total revenue for the three months ended June 30, 2015 and 2014, respectively and 21.8% and 17.5% for the six months ended June 30, 2015 and 2014, respectively.

Southern California Edison accounted for 10.3% and 13.5% of the Company’s total revenue for the three months ended June 30, 2015 and 2014, respectively, and 9.7% and 12.7% for the three months ended June 30, 2015 and 2014, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Kenya Power and Lighting Co. Ltd. accounted for 15.4% and 16.9% of the Company’s total revenue for the three months ended June 30, 2015 and 2014, respectively and 16.5% and 15.6% for the six months ended June 30, 2015 and 2014, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2015

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

New accounting pronouncements effective in future periods

Amendments to Fair Value Measurement

In June 2015, the FASB issued ASU 2015-10, Amendment to Fair Value Measurement, Subtopic 820-10. The amendment provides that the reporting entity shall disclose for each class of assets and liabilities measured at fair value in the statement of financial position the following information: for recurring fair value measurements, the fair value measurement at the end of the reporting period, and for non-recurring fair vale measurement, the fair value measurement at the relevant measurement date and the reason for the measurement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, Topic 810. The update provides that all reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions and potentially revise their disclosures. This amendment affects both variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The update does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity (has a variable interest) should first determine if the VIE model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a VIE, then the VOE model should be applied to determine whether the entity should be consolidated by the reporting entity. Since consolidation is only assessed for legal entities, the determination of whether there is a legal entity is important. It is often clear when the entity is incorporated, but unincorporated structures can also be legal entities and judgment may be required to make that determination. The update contains a new example that highlights the judgmental nature of this legal entity determination. The update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Simplifying the Presentation of Debt Costs

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Costs, Subtopic 835-30. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this update in its interim period beginning January 1, 2016 and expects the potential impact to be a reclassification of the debt issuance costs totaling $21.7 million as of June 30, 2015.

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606, which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$341	$4,840
Self-manufactured assembly parts and finished products	16,060	12,090
Total	$16,401	$16,930

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Sarulla	$(5,215)	$(3,617)

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia with expected generating capacity of approximately 330 megawatts (“MW”). The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract (“JOC”) and Energy Sales Contract (“ESC”) that were signed on April 4, 2013. Under the JOC, PT Pertamina Geothermal Energy (“PGE”), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years. In addition to its equity holdings in the consortium, the Company designed the Sarulla plant and is expected to supply its Ormat Energy Converters to the power plant. The supply contract was signed in October 2013.

The consortium has started preliminary testing and development activities at the site and signed an engineering procurement and construction agreement (“EPC”) with an unrelated third party. The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency.

On May 16, 2014, the consortium closed $1.17 billion in financing for the development of the Sarulla project with a consortium of lenders comprised of Japan Bank for International Cooperation (“JBIC”), the Asian Development Bank and six commercial banks and obtained construction and term loans on a limited recourse basis backed by a political risk guarantee from JBIC.

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

The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the six months ended June 30, 2015, the project recorded a gain equal to $3.0 million, of which the Company's share was $0.4 million which was recorded in other comprehensive income. The accumulated loss as of June 30, 2015 is $7.7 million.

The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. The Company will supply its Ormat Energy Converters to the power plant and has added the $255.6 million supply contract to its product segment backlog. According to the current plan, the Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenue over the course of the next three to four years. The Company has eliminated the related intercompany profit of $1.6 million against equity in loss of investees.

During the six months ended June 30, 2015, the Company did not make any additional investment contributions to the Sarulla project.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

The following table sets forth certain fair value information at June 30, 2015 and December 31, 2014 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2015
		Fair Value
	Carrying Value at June 30, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$164,053	$164,053	$164,053	$—	$—
Derivatives:
Swap transaction on natural gas price (1)	—	—	—	—	—
Currency forward contracts (2)	707	707		707
Liabilities:
Current liabilities:
Derivatives:
Swap transaction on natural gas price (1)	(11)	(11)	—	(11)	—
Currency forward contracts (2)	(2,899)	(2,899)	—	(2,899)	—
	$161,850	$161,850	$164,053	$(2,203)	$—

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

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

(1)

This amount relates to a swap contract on natural gas prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and is included within “prepaid expenses and other” and “accounts payable and accrued expenses” on June 30, 2015 and December 31, 2014, respectively, in the consolidated balance sheets with the corresponding gain or loss being recognized within “electricity revenue” in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within “accounts payable and accrued expenses” on June 30, 2015 and December 31, 2014, in the consolidated balance sheet with the corresponding gain or loss being recognized within “foreign currency translation and transaction losses” in the consolidated statement of operations and comprehensive income.

The amounts set forth in the tables above include investments in debt instruments and money market funds (which are included in cash equivalents). Those securities and deposits are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in an active market.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	(loss)	2015	2014	2015	2014

Swap transaction on oil price	Electricity revenue	—	(679)	—	228
Swap transactions on natural gas price	Electricity revenue	81	372	398	(2,904)
Currency forward contracts	Foreign currency translation and transaction gains (losses)	(967)	223	(2,218)	(8)
		$(886)	$(84)	$(1,820)	$(2,684)

On September 3, 2013, the Company entered into a Natural Gas Index (“NGI”) swap contract with a bank covering a notional quantity of approximately 4.4 million British Thermal Units (“MMbtu”) for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to fluctuations in natural gas prices under its Power Purchase Agreements (“PPAs”) with Southern California Edison to below $4.035 per MMbtu. The contract did not have up-front costs. Under the terms of this contract, the Company made floating rate payments to the bank and received fixed rate payments from the bank on each settlement date. The swap contract had a monthly settlement whereby the difference between the fixed price of $4.035 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) was settled on a cash basis.

On October 16, 2013, the Company entered into an NGI swap contract with a bank covering a notional quantity of approximately 4.2 million MMbtu for settlement effective January 1, 2014 until December 31, 2014, in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison to below $4.103 per MMbtu. The contract did not have any up-front costs. Under the terms of this contract, the Company made floating rate payments to the bank and received fixed rate payments from the bank on each settlement date. The swap contract had a monthly settlement whereby the difference between the fixed price of $4.103 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2014 to December 1, 2014) was settled on a cash basis.

On October 16, 2013, the Company entered into a New York Harbor Ultra-Low Sulfur Diesel swap contract with a bank covering a notional quantity of 275,000 BBL effective from January 1, 2014 until December 31, 2014 to reduce the Company’s exposure to fluctuations in the energy rate caused by fluctuations in oil prices under the 25 MW PPA for the Puna complex. The Company entered into this contract because the swap had a high correlation with the avoided costs (which are incremental costs that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others) that Hawaii Electric Light Company (“HELCO”) uses to calculate the energy rate. The contract did not have any up-front costs. Under the term of this contract, the Company made floating rate payments to the bank and received fixed rate payments from the bank on each settlement date ($125.15 per BBL). The swap contract had a monthly settlement whereby the difference between the fixed price of $125.15 per BBL and the monthly average market price was settled on a cash basis.

On March 6, 2014, and on May 14, 2015, the Company entered into NGI swap contracts with a bank covering a notional quantity of approximately 2.2 MMbtu for settlement effective January 1, 2015 until March 31, 2015, and covering a notional quantity of approximately 2.4 MMbtu for settlement effective June 1, 2015 until December 31, 2015, respectively, in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison to below $4.95 per MMbtu and below $3.00 per MMbtu, respectively. The contracts did not have any up-front costs. Under the terms of these contracts, the Company made, and will make, floating rate payments to the bank and received, and will receive, fixed rate payments from the bank on each settlement date. The swap contracts have monthly settlements whereby the difference between the fixed price and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2015 to March 1, 2015 and June 1, 2015 to December 31, 2015) are settled on a cash basis.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The foregoing swap transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “electricity revenue” in the consolidated statements of operations and comprehensive income. The Company recognized a net gain from these transactions of $0.4 million in the six months ended June 30, 2015, compared to net loss of $2.7 million in the six months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, the Company recognized a net gain and a net loss from these transactions of $0.1 million and $0.3 million, respectively.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2015.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$28.2	$32.2	$27.6	$31.6
Olkaria III Loan - OPIC	267.5	279.4	273.6	282.6
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	32.4	71.4	33.3	67.2
OrCal Geothermal Inc. ("OrCal")	52.2	55.5	51.8	55.1
OFC 2 LLC ("OFC 2")	232.3	238.8	268.1	272.5
Senior Unsecured Bonds	267.3	265.4	250.1	250.4
Loan from institutional investors	8.1	12.2	8.0	11.9

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$28.2	$28.2
Olkaria III - OPIC	—	—	267.5	267.5
Senior Secured Notes:
OFC	—	32.4	—	32.4
OrCal	—	—	52.5	52.5
OFC 2	—	—	232.3	232.3
Senior unsecured bonds	—	—	267.3	267.3
Loan from institutional investors	—	—	8.1	8.1
Other long-term debt	—	8.3	—	8.3
Revolving credit lines with banks	—	—	—	—
Deposits	15.8	—	—	15.8

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

NOTE 6 — STOCK-BASED COMPENSATION

The 2004 Incentive Compensation Plan

In 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested stock-based awards may be exercised for up to ten years from the grant date. The shares of common stock will be issued upon exercise of options or SARs from the Company’s authorized share capital. The 2004 Incentive Plan expired in May 2012 upon adoption of the 2012 Incentive Compensation Plan (“2012 Incentive Plan”), except as to share based awards outstanding on that date.

The 2012 Incentive Compensation Plan

In May 2012, the Company’s shareholders adopted the 2012 Incentive Plan, which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, SARs, stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan typically vest and become exercisable as follows: 25% vest 24 months after the grant date, an additional 25% vest 36 months after the grant date, and the remaining 50% vest 48 months after the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become exercisable one year after the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock will be issued upon exercise of options or SARs from the Company’s authorized share capital.

The 2012 Incentive Plan empowers the Company’s Board of Directors, in its discretion, to amend the 2012 Incentive Plan in certain respects. Consistent with this authority, in February 2014 the Board adopted and approved certain amendments to the 2012 Incentive Plan. The key amendments are as follows:

Increase of per grant limit: Section 15(a) of the 2012 Incentive Plan was amended to allow the grant of up to 400,000 shares of the Company’s common stock with respect to the initial grant of an equity award to newly hired executive officers in any calendar year; and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Acceleration of vesting: Section 15(l) of the 2012 Incentive Plan was amended to clarify the Company’s ability to provide in the applicable award agreement that part and/or all of the award will be accelerated upon the occurrence of certain predetermined events and/or conditions, such as a "change in control" (as defined in the 2012 Incentive Plan, as amended).

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Interest related to sale of tax benefits	$2,807	$3,669	$4,687	$6,248
Interest expense	17,025	18,838	33,920	37,229
Less — amount capitalized	(973)	(435)	(1,920)	(887)
	$18,859	$22,072	$36,687	$42,590

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Weighted average number of shares used in computation of basic earnings per share	48,881	45,606	48,063	45,545
Add:
Additional shares from the assumed exercise of employee stock options	1,719	357	1,381	282

Weighted average number of shares used in computation of diluted earnings per share	50,600	45,963	49,444	45,827

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 636,487 and 3,085,713 for the three months ended June 30, 2015 and 2014, respectively, and 765,424 and 3,265,338 for the six months ended June 30, 2015 and 2014, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 9 — BUSINESS SEGMENTS

The Company has two reporting segments: the Electricity segment and the Product segment. These segments are managed and reported separately as each offers different products and serves different markets. The Electricity segment is engaged in the sale of electricity from the Company’s power plants pursuant to PPAs. The Product segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2015:
Net revenue from external customers	$90,926	$49,561	$140,487
Intersegment revenue	—	10,900	10,900
Operating income (loss)	20,920	17,723	38,643
Segment assets at period end *	2,080,209	196,341	2,276,550
* Including unconsolidated investments	—	—	—

Three Months Ended June 30, 2014:
Net revenue from external customers	$91,692	$35,911	$127,603
Intersegment revenue	—	15,742	15,742
Operating income (loss)	9,521	12,809	22,330
Segment assets at period end *	2,027,211	117,718	2,144,929
* Including unconsolidated investments	3,308	—	3,308

Six Months Ended June 30, 2015:
Net revenue from external customers	$180,879	$79,839	$260,718
Intersegment revenue	—	30,657	30,657
Operating income (loss)	44,874	23,620	68,494
Segment assets at period end *	2,080,209	196,341	2,276,550
* Including unconsolidated investments	—	—	—

Six Months Ended June 30, 2014:
Net revenue from external customers	$186,509	$83,530	$270,039
Intersegment revenue	—	36,336	36,336
Operating income (loss)	40,439	24,462	64,901
Segment assets at period end *	2,027,211	117,718	2,144,929
* Including unconsolidated investments	3,308	—	3,308

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenue:
Total segment revenue	$140,487	$127,603	$260,718	$270,039
Intersegment revenue	10,900	15,742	30,657	36,336
Elimination of intersegment revenue	(10,900)	(15,742)	(30,657)	(36,336)

Total consolidated revenue	$140,487	$127,603	$260,718	$270,039

Operating income:
Operating income	$38,643	$22,330	$68,494	$64,901
Interest income	44	90	53	201
Interest expense, net	(18,859)	(22,072)	(36,687)	(42,590)
Foreign currency translation and transaction gains (losses)	(571)	(55)	(1,937)	(693)
Income attributable to sale of equity interest	4,731	6,130	10,283	12,847
Gain from sale of property, plant and equipment	—	7,628	—	7,628
Other non-operating income (expense), net	(1,675)	343	(1,392)	406
Total consolidated income before income taxes and equity in income of investees	$22,313	$14,394	$38,814	$42,700

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed suit on February 17, 2015, in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (“PGV”) conform to an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original filing was amended by a second amended complaint, adding the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. PGV believes that the allegations have no merit, and will continue to defend itself vigorously.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1; MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, the United States District Court for the Eastern District of California rejected these arguments and the complaint was dismissed.

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and PGV’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the Supreme Court of the United States’ decision in NLRB v. Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment is appropriate.  On June 26, 2015 the Board rejected PGV arguments and ordered PGV to recognize the Union. On June 30, 2015 PGV submitted an appeal on the NLRB decision to the DC Circuit Federal Court of Appeals.

●

In January 2014, Ormat learned that two former employees have filed a "qui tam" complaint seeking damages, penalties and other relief, alleging that the Company and certain of its subsidiaries (collectively, the "Ormat Parties"), submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The United States Department of Justice declined to intervene. The complaint, which is pending before the United States District Court for the District of Nevada, has entered the discovery stage. On July 7, 2015, the Court issued a protective order stipulating limitations against the relators for the benefit of the Ormat Parties, to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. The Ormat Parties believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 29.7% and 26.4%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the six months ended June 30, 2015 due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of NOL carryforwards and unutilized tax credits (see below), (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended June 30, 2015 and 2014 was $880,000 and $1,098,000, respectively, and for the six months ended June 30, 2015 and 2014 was $2,026,000 for both periods.

At December 31, 2014, the Company had U.S. federal NOL carryforwards of approximately $251.4 million and state NOL carryforwards of approximately $216.5 million, net of valuation allowance of $111.3 million available to reduce future taxable income, which expire between 2021 and 2034 for federal NOLs and between 2014 and 2034 for state NOLs. The Company’s investment tax credits (“ITCs”) in the amount of $0.7 million at December 31, 2014 are available for a 20-year period and expire between 2022 and 2024. Production tax credits (“PTCs”) in the amount of $71.4 million at December 31, 2014 are available for a 20-year period and expire between 2026 and 2034.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. The most significant factor considered with respect to the ability of the Company to realize these deferred tax assets is the Company’s U.S. cumulative results over the past three years, which made it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Based on the results, a valuation allowance in the amount of $111.3 million and $114.8 million was recorded against the U.S. deferred tax assets as of December 31, 2014 and 2013, respectively as, at this point in time, it is more likely than not that the deferred tax assets will not be realized except for the Northleaf transaction as more fully described below.

As more fully described in Note 1 (under the heading “Northleaf Transaction”), the Company entered into a significant transaction for the partial sale of certain assets which resulted in a taxable gain in the U.S., for which the Company expects toutilize a portion of its NOL and tax credit carryforwards to fully offset the tax impact of the gain.. In 2015 or in future years, if sufficient additional evidence of the Company’s ability to generate future taxable income is established, the Company may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in its consolidated statement of operations.

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

The Company believes that based on its plans to increase operations outside of the U.S., the cash generated from the Company’s operations outside of the U.S. will be reinvested outside of the U.S. In addition, the Company’s U.S. sources of cash and liquidity are sufficient to meet its needs in the U.S. and, accordingly, the Company does not currently plan to repatriate the funds it has designated as being permanently invested outside the U.S. If the Company changes its plans, it may be required to accrue and pay U.S. taxes to repatriate these funds.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Six Months Ended June 30,

	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$7,511	$4,950
Additions based on tax positions taken in prior years	58	192
Additions based on tax positions taken in the current year	570	447
Reduction based on tax positions taken in prior years	(988)	—
Balance at end of year	$7,151	$5,589

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS

Amatitlan refinancing

On July 31, 2015, the Company finalized and closed a 12-year limited-recourse term loan in the principal amount of $42.0 million to refinance the 20 MW Amatitlan power plant in Guatemala. Under the loan agreement with Banco Industrial S.A., Guatemala's largest bank, and its affiliate Westrust Bank, the Company has the flexibility to expand the Amatitlan power plant with financing to be provided either via equity, additional debt from Banco Industrial S.A. or from other lenders. This loan agreement replaces the senior secured project loan from EIG Global Project Fund II, Ltd. (formerly TCW) which the Company signed in May 2009 and prepaid in full in September 2014 from corporate funds.

Cash dividend

On August 3, 2015, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.9 million ($0.06 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 18, 2015, payable on September 2, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenue, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and “Notes to Condensed Consolidated Financial Statements”, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results and developments may be materially different from what we expect due to a number of risks and uncertainties, many of which are beyond our control.

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant considerations, risks and uncertainties discussed in this quarterly report;

●	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

●	operating risks, including equipment failures and the amounts and timing of revenue and expenses;

●	financial market conditions and the results of financing efforts;

●	the impact of fluctuations in oil and natural gas prices on the energy price component under certain of our power purchase agreements (PPAs);

●

risks and uncertainties with respect to our ability to implement any new or recently announced business goals or initiatives in segments of the clean energy industry or new or additional geographic focus areas;

●

environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorizations;

●	construction or other project delays or cancellations;

●	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

●	the enforceability of long-term PPAs for our power plants;

●	contract counterparty risk;

●	weather and other natural phenomena including earthquakes, volcanic eruption, drought and other natural disasters;

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

●	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

●	current and future litigation;

●	our ability to successfully identify, integrate and complete acquisitions, including risks arising in connection with the acquisition of our former parent company, Ormat Industries.

●	competition from other geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

●	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

●

the direct or indirect impact on our company’s business of various forms of hostilities including the threat or occurrence of war, terrorist incidents or cyber-attacks or responses to such threatened or actual incidents or attacks, including the effect on the availability of and premiums on insurance;

●	development and construction of solar photovoltaic (Solar PV) projects, if any, may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

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

General

Overview

We are a leading vertically integrated company, engaged primarily in the geothermal and recovered energy power business. With the objective of becoming a leading global provider of renewable energy, we are focused on several key initiatives, which directly align with our new strategic plan, as described below.

We design, develop, build, sell, own, and operate clean, environmentally friendly geothermal and recovered energy-based power plants, usually using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while we have built all of our recovered energy-based plants. We currently conduct our business activities in the following two business segments:

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

Both our Electricity segment and Product segment operations are conducted in the United States and rest of the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala and Kenya, as well as recovered energy generation plants in the United States.

For the six months ended June 30, 2015, our total revenue decreased by 3.5% (from $270.0 million to $260.7 million) over the corresponding period in 2014.

For the six months ended June 30, 2015, Electricity segment revenue were $180.9 million, compared to $186.5 million for the six months ended June 30, 2014, a decrease of 3.0% from the prior year period. Product segment revenue for the six months ended June 30, 2015 were $79.8 million, compared to $83.5 million during the six months ended June 30, 2014, a decrease of 4.4% from the prior year period.

During each of the six months ended June 30, 2015 and 2014, our consolidated power plants generated 2,372,745 million megawatt hours (MWh) and 2,244,513 MWh, respectively, an increase of 5.7%.

For the six months ended June 30, 2015, our Electricity segment represented approximately 69.4% of our total revenue, while our Product segment represented approximately 30.6% of our total revenue. For the six months ended June 30, 2014, our Electricity segment represented approximately 69.1% of our total revenue, while our Product segment represented approximately 30.9% of our total revenue.

For the six months ended June 30, 2015, approximately 77.7% of our Electricity segment revenue were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

the energy rates under the PPAs in California for each of the Ormesa complex, the Heber 1 and Heber 2 power plants in the Heber complex and the G2 power plant in the Mammoth complex change primarily based on fluctuations in natural gas prices; and

●	the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil.

We reduced our economic exposure to fluctuations in the price of oil until December 31, 2014 and in the price of natural gas until March 31, 2015 and from June 1, 2015 until December 31, 2015, by entering into derivatives transactions. In the first six months of 2015, we recorded a $0.4 million gain in electricity revenue related to these transactions.

To comply with obligations under their respective PPAs, certain of our project subsidiaries are structured as special purpose, bankruptcy remote entities and their assets and liabilities are ring-fenced. Such assets are not generally available to pay our debt other than debt at the respective project subsidiary level.  However, these project subsidiaries are allowed to pay dividends and make distributions of all available and unrestricted cash flows generated by their assets to us.

Electricity segment revenue are also subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under “Seasonality”. In addition, the revenue we report in our financial statements may show more variation due to our increased use of derivatives in connection with our variable price PPAs and the accounting principles associated with our use of those derivatives.

Revenue attributable to our Product segment are based on the sale of equipment, engineering, procurement and construction (EPC) contracts and the provision of various services to our customers. These revenue may vary from period to period because of the timing of our receipt of purchase orders and the progress of our execution of each project.

Our management assesses the performance of our two operating segments differently. In the case of our Electricity segment, when making decisions about potential acquisitions or the development of new projects, management typically focuses on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. Management evaluates our operating power plants based on revenue and expenses, and our projects that are under development based on costs attributable to each such project. Management evaluates the performance of our Product segment based on the timely delivery of our products, performance quality of our products, revenue and expenses and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders.

Recent Developments

The most significant developments in our company and business since January 1, 2015 are described below:

●

On July 31, 2015, we finalized and closed a 12-year limited-recourse term loan in the principal amount of $42.0 million to refinance the 20 MW Amatitlan power plant in Guatemala. Funding is expected shortly.

Under the loan agreement with Banco Industrial S.A., Guatemala's largest bank, and its affiliate Westrust Bank, Ormat has the flexibility to expand the Amatitlan power plant with financing to be provided either via equity, additional debt from Banco Industrial or from other lenders. This loan agreement replaces the senior secured project loan from EIG Global Project Fund II, Ltd. (formerly TCW) which Ormat signed in May 2009 and prepaid in full in September 2014 from corporate funds.

●

On June 8, 2015, we acquired a portion of our OFC Senior Secured Notes from the OFC noteholders with an outstanding aggregate principal amount of $30.6 million. As a result of the prepayment, we recognized a loss of $1.7 million.

●

On May 7, 2015, we announced that we were selected through a competitive bid process and signed a $98.8 million EPC contract for a geothermal project in Chile. Under the terms of the EPC contract we will provide two air-cooled Ormat Energy Converters for a high enthalpy reservoir. The project is scheduled to be completed by mid-2017.

●

On April 30, 2015, we announced the closing of the equity transaction with Northleaf Geothermal Holdings, LLC. Pursuant to the purchase agreement, which the parties executed on February 5, 2015, Northleaf acquired a 36.75% equity interest in ORPD LLC, a newly established Ormat holding company subsidiary, for a purchase price of $162.3 million. The joint venture includes Ormat's Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2, and OREG 3. The purchase price implies an aggregate transaction value of approximately $442.0 million. The actual purchase price and the percentage interest acquired by Northleaf were adjusted based on the Canadian Dollar/US Dollar exchange rate and was affected by the devaluation of the Canadian Dollar.

●

On March 31, 2015, we announced at our analyst and investor day that we are in the process of adopting a multi-year strategic plan with the objective of becoming a leading global provider of renewable energy, while reinforcing our leadership in the geothermal industry. Key elements of our new strategic plan include: (i) diversifying our technology – we intend to expand into the high-temperature geothermal market as well as into the solar energy, hybrid renewable energy and storage markets by leveraging our technological expertise in the geothermal market as well as by pursuing strategic acquisitions of geothermal assets and complementary technologies or businesses; (ii) expanding our geographical reach – we intend to increase our business development activities and proactively penetrate new territories; and (iii) expanding our customer base – while we intend to continue to increase our traditional electric utilities customer base, we plan to expand and diversify our customer base by building upon our proven track record and targeting and providing our renewable energy to enterprise end users, whether directly or through the existing utilities' grid. While we believe that long-term growth can be realized through our transformational efforts over time, there is no assurance if and when we will meet our objective to become a leading global provider of renewable energy or that such efforts will result long-term growth.

●

On March 24, 2015, we announced that we entered into a 20-year PPA with Southern California Public Power Authority (SCPPA) for interstate delivery of electricity from the second phase of the Don A. Campbell project in Mineral County, Nevada. Under the terms of the PPA, the second phase of the Don A. Campbell project will receive a rate of $81.25 per megawatt hour with no annual escalation. We expect the project to generate up to 19 MW (net) on a yearly average basis. Commercial operation is expected to commence towards the end of 2015. Northleaf Capital Partners, Ormat's new joint venture investor, will purchase an approximately 36.75% interest in the project which will be added to the existing ORPD projects portfolio once the project is completed and commissioned.

●

On February 12, 2015, we announced the completion of the share exchange transaction with Ormat Industries, our then-parent company, in which we acquired Ormat Industries through issuing 30,203,186 new shares of our common stock to Ormat Industries' shareholders in exchange for all of the outstanding ordinary shares of Ormat Industries, reflecting an exchange ratio of 0.2592 shares of our common stock for each ordinary share of Ormat Industries. One of the key consequences of this transaction was that the number of shares of our common stock held by non-affiliated, “public” shareholders was increased from approximately 40% to approximately 76% of total shares outstanding, which we believe should help elevate trading volume and may increase equity coverage.

As previously disclosed, we entered into several agreements in connection with the share exchange, including the following:

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

●

On February 5, 2015, the Tel Aviv Stock Exchange (the TASE) approved the listing of our common stock on the TASE beginning on February 10, 2015 and our common stock is now listed on both the NYSE and the TASE. We are still subject to the rules and regulations of the NYSE and of the SEC. Under the local regime for dual listing, U.S. listed companies, such as us, may dual-list on the TASE without additional regulatory requirements, using the same periodic reports, financial and other relevant disclosure information that they submit to the SEC and NYSE. However, as a result of the local regime requirements, we have undertaken, as part of the TASE listing, not to issue preferred stock for as long as our shares of common stock are listed on the TASE.

●

On February 4, 2015, we announced that the second phase of the McGinness Hills geothermal power plant located in Lander County, Nevada began commercial operation. Since February 1, 2015, the complex sells electricity under the amended PPA with NV Energy at a new energy rate of $85.58/MWh with one percent annual escalator through December 2032. Following resource confirmation and excellent performance of the first phase of McGinness Hills, which had been operational since June 2012, the second phase initiated construction in March 2014. The second phase of the McGinness Hills plant that came on line on February 1, 2015 and brought the complex’s total capacity to approximately 72MW.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. Since 2001, there has been increased demand for energy generated from geothermal resources in the United States as costs for electricity generated from geothermal resources have become more competitive. Much of this is attributable to legislative and regulatory requirements and incentives, such as state renewable portfolio standards and federal tax credits. The American Recovery and Reinvestment Act of 2009 (ARRA) further encourages the use of geothermal energy through production tax credits (PTCs) or investment tax credits (ITCs) as well as cash grants (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below), although the ARRA benefits will expire absent new legislation that extends the deadline. In response, the geothermal industry in the United States has seen a wave of new entrants and, over the last several years, consolidation involving smaller developers. We believe that future demand for energy generated from geothermal and other renewable resources in the United States will be driven by further commitment and implementation of renewable portfolio standards as well as the introduction of additional tax incentives and greenhouse gas initiatives. The trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties:

●

We expect to continue to generate the majority of our revenue from our Electricity segment through the sale of electricity from our power plants. All of our current revenue from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities, as they arise in our recovered energy business, in the Solar PV sector and in other forms of clean energy. In addition, pursuant to our strategic plan, we are pursuing PPAs with enterprises that will increase our potential customer base.

●

Our focus continues to be organic growth through exploration, development, construction of new projects and enhancements of existing power plants, along with increasing operational efficiency of our operating portfolio. We expect that our investment in organic growth will increase our total generating capacity, consolidated revenue and operating income attributable to our Electricity segment from year to year. In addition, and pursuant to our strategic plan, we are actively looking at acquisition opportunities and we hope to accelerate our growth through these opportunities.

●

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. For example in June 2013 President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. The EPA proposed rules relating to carbon pollution standards for new power plants in September 2013, and for existing power plants in June 2014. On August 3, 2015, revisions were announced to the Clean Power Plan. In the Clean Power Plan proposal, states are allowed to identify a path forward using either current or new electricity production and pollution control policies to meet the goals of the proposed program including cutting carbon emission from the power sector by 32% below 2005 levels nationwide by 2030. In addition, several states and regions are already addressing legislation to reduce greenhouse gas emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. On October 20, 2011 the California Air Resources Board adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. On April 29, 2015 California’s Governor Brown issued an Executive Order setting an interim target of 40% below 1990 levels by 2030. In addition to California, twenty U.S. states have set greenhouse gas emissions reduction targets. Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020. The California legislature is considering new legislation to increase California’s RPS to 50% in later years. Although we cannot predict whether this legislation will become law, its passage may facilitate additional sales and trading options when negotiating PPAs and selling electricity from our projects.

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

●

Outside of the United States, in November 2012 the United States, Brunei, and Indonesia formed the Asia-Pacific comprehensive partnership and President Obama announced the allocation of $6.0 billion for green energy development in Asia. Also, on June 30, 2013, President Obama announced the “Power Africa” initiative pursuant to which the United States will invest $7.0 billion in Sub-Saharan Africa over the following five years, with the aim of doubling access to power. Sub-Saharan Africa includes three countries (Ethiopia, Kenya and Tanzania) that have large geothermal potential as well as operating geothermal power plants. We accelerated our efforts to expand business development activities in those areas by, among other things, participating in new bids. In addition, we expect that a variety of governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

●

In the Electricity segment, we expect intense competition from the wind and solar power generation industry to continue. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase and the amount of renewable energy under contract as well as a potential decline in natural gas prices due to increased production which can affect the market price for electricity may contribute to a reduction in electricity prices. Despite increased competition from the wind and solar power generation industry, we believe that base load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resource. Also, geothermal power plants positively impact electrical grid stability and provide valuable ancillary services because of their base load nature while the intermittent renewables create integration costs. In the geothermal industry, due to low competition for geothermal leases we experience a decrease in the upfront fee required to secure geothermal leases.

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

●

The changing natural gas landscape, the resulting effect on natural gas pricing (in either direction) and the corresponding implications for electric utilities and other producers of electricity in terms of planning for and choosing a source of fuel, will affect the pricing under our PPAs that have short run avoided cost pricing, as described below.

●

The 38 MW Puna complex has three PPAs, of which the 25 MW PPA has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil we signed fixed rate PPAs for the remaining 13 MW.

●

Since May 2012, the energy pricing under our PPAs for the Ormesa, Mammoth and Heber complexes (for a total of 161 MW) were variable rate based on short run avoided cost pricing that is impacted by gas prices. However, in 2013, we signed new fixed rate PPAs that reduced our current exposure to short run avoided cost by 18 MW and by an additional 44 MW in 2016. We entered into derivative transactions at a fixed price of $4.95 per MMbtu for the period from January 1, 2015 until March 31, 2015. In May 2015 we entered into a new derivative transaction at a fixed price of $3.00 per MMbtu and reduced our exposure to short run avoided cost in the period from June 1, 2015 until December 31, 2015.

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

●

Our foreign operations are subject to significant political, hostilities, economic and financial risks, which vary by country. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate, as further described in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014. Although we maintain, among other, things political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●

The Sarulla 330 MW project was released for construction, and we began to recognize our first product segment revenue in the quarter ended September 30, 2014 under the supply contract we signed with the EPC contractor. Going forward we expect to derive significant revenue from the supply contract. We expect to generate additional income from our 12.75% equity investment in the Sarulla consortium. The Sarulla project’s future operations may be impacted by various factors which we do not control given our minority position in the consortium, as well as other factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014.

●

FERC is allowed under the 2005 modifications to PURPA to terminate, upon the request of a utility, the obligation of the utility to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity sales from the Qualifying Facility. The legislation does not affect existing PPAs. We do not expect this modification to the law to affect our U.S. power plants significantly, as all of our current PPAs are long-term. FERC has granted the California investor-owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenue.

Revenue

We generate our revenue from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenue attributable to our Electricity segment is derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 77.7% of our Electricity revenue for the six months ended June 30, 2015 was derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil. Accordingly, our revenue from those power plants may fluctuate. In each of 2013 and 2014, we entered into derivative transactions in an attempt to reduce our exposure to fluctuations in the prices of oil from Puna’s PPAs until December 31, 2014 and natural gas from California SO#4 PPAs until March 31, 2015 and from June 1, 2015 until December 31, 2015.

Our Electricity segment revenue is also subject to seasonal variations, as more fully described in “Seasonality” below.

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

Revenue attributable to our Product segment fluctuates between periods, mainly based on our ability to receive customer orders, the status and timing of such orders, delivery of raw materials and the completion of manufacturing. Larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenue from our Product segment fluctuates (sometimes, extensively) from period to period. In both 2013 and 2014, we experienced a significant increase in our Product segment customer orders, which has increased our Product segment backlog.

The following table sets forth a breakdown of our revenue for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue:
Electricity	$90,926	$91,692	$180,879	$186,509	64.7%	71.9%	69.4%	69.1%
Product	49,561	35,911	79,839	83,530	35.3	28.1	30.6	30.9
Total	$140,487	$127,603	$260,718	$270,039	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenue attributable to our Electricity and Product segments for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Electricity Segment:
United States	$62,385	$62,731	$124,036	$129,952	68.6%	68.4%	68.6%	69.7%
Foreign	28,541	28,961	56,843	56,557	31.4	31.6	31.4	30.3
Total	$90,926	$91,692	$180,879	$186,509	100%	100%	100%	100%

Product Segment:
United States	$33,835	$21,170	$51,950	$40,268	68.3%	59.0%	65.1%	48.2%
Foreign	15,726	14,741	27,889	43,262	31.7	41.0	34.9	51.8
Total	$49,561	$35,911	$79,839	$83,530	100%	100%	100%	100%

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices (mainly for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas & Electric in California for the Heber 1 and 2 power plants in the Heber complex, the Mammoth complex, the Ormesa complex, and the North Brawley power plant are higher in the months of June through September. As a result, we receive, and expect to continue to receive in the future, higher revenue during such months. In the winter, our power plants produce more energy principally due to the lower ambient temperature, which has a favorable impact on our Energy revenue. However, the higher payments payable by Southern California Edison and Pacific Gas & Electric Company in the summer months have a more significant impact on our revenue than that of the higher energy revenue generally generated in winter due to increased efficiency. As a result, our electricity revenue is generally slightly higher in the summer than in the winter.

        Breakdown of Cost of Revenue

Electricity Segment

The principal cost of revenue attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenue also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenue. Royalty payments, included in cost of revenue, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenue derived from the associated geothermal rights. Royalties constituted approximately 3.9% and 4.5% of Electricity segment revenue for the six months ended June 30, 2015 and June 30, 2014, respectively.

Product Segment

The principal cost of revenue attributable to our Product segment includes materials, salaries and related employee benefits, expenses related to subcontracting activities, and transportation expenses. Sales commissions to sales representatives are included in selling and marketing expenses. Some of the principal expenses attributable to our Product segment, such as a portion of the costs related to labor, utilities and other support services are fixed, while others, such as materials, construction, transportation and sales commissions, are variable and may fluctuate significantly, depending on market conditions. As a result, the cost of revenue attributable to our Product segment, expressed as a percentage of total revenue, fluctuates. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash, Cash Equivalents, Marketable Securities and Short-Term Bank Deposit

Our cash and cash equivalents, as of June 30, 2015 increased to $137.7 million from $40.2 million as of December 31, 2014. This increase was principally due to: (i) $112.7 million derived from operating activities during the six months ended June 30, 2015; (ii) $156.8 million net proceeds derived from the issuance of shares to noncontrolling interest, and (iii) $15.4 million derived from our share exchange transaction with Ormat Industries. This increase was partially offset by: (i) our use of $86.1 million to fund capital expenditures; (ii) a net change in restricted cash, cash equivalents and marketable securities of $11.6 million; (iii) $33.0 million of cash paid to repurchase part of our OFC Senior Secured Notes; (iv) net repayment of $29.4 million of long-term debt; (v) repayment of $20.3 million of our revolving credit lines with commercial banks; and (vi) $6.8 million cash dividend paid. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of June 30, 2015 was $538.9 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $378.4 million as of June 30, 2015.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenue are presented below. A comparison of the different periods described below may be of limited utility primarily as a result of (i) our recent construction or disposition of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenue from our Product segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenue:
Electricity	$90,926	$91,692	$180,879	$186,509
Product	49,561	35,911	79,839	83,530
	140,487	127,603	260,718	270,039
Cost of revenue:
Electricity	62,522	67,322	118,103	124,356
Product	27,182	20,324	47,807	52,267
	89,704	87,646	165,910	176,623
Gross margin
Electricity	28,404	24,370	62,776	62,153
Product	22,379	15,587	32,032	31,263
	50,783	39,957	94,808	93,416
Operating expenses:
Research and development expenses	414	232	777	145
Selling and marketing expenses	4,283	3,216	7,716	6,595
General and administrative expenses	7,443	6,072	17,647	13,668
Impairment charge	—	—	—	—
Write-off of unsuccessful exploration activities	—	8,107	174	8,107
Operating income	38,643	22,330	68,494	64,901
Other income (expense):
Interest income	44	90	53	201
Interest expense, net	(18,859)	(22,072)	(36,687)	(42,590)
Foreign currency translation and transaction losses	(571)	(55)	(1,937)	(693)
Income attributable to sale of tax benefits	4,731	6,130	10,283	12,847
Gain from sale of property, plant and equipment	—	7,628	—	7,628
Other non-operating income (expense), net	(1,675)	343	(1,392)	406

Income before income taxes and equity in losses of investees	22,313	14,394	38,814	42,700
Income tax provision	(6,056)	(4,967)	(11,515)	(11,287)
Equity in losses of investees, net	(984)	(114)	(1,759)	(311)
Net income	15,273	9,313	25,540	31,102
Net income attributable to noncontrolling interest	(859)	(177)	(1,094)	(414)
Net income attributable to the Company's stockholders	$14,414	$9,136	$24,446	$30,688
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.29	$0.20	$0.51	$0.67
Diluted:
Net income	$0.28	$0.20	$0.49	$0.67
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	48,881	45,606	48,063	45,545
Diluted	50,600	45,963	49,444	45,827

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statements of Operations Data:
Revenue:
Electricity	64.7%	71.9%	69.4%	69.1%
Product	35.3	28.1	30.6	30.9
	100.0	100.0	100.0	100.0
Cost of revenue:
Electricity	68.8	73.4	65.3	66.7
Product	54.8	56.6	59.9	62.6
	63.9	68.7	63.6	65.4
Gross margin
Electricity	31.2	26.6	34.7	33.3
Product	45.2	43.4	40.1	37.4
	36.1	31.3	36.4	34.6
Operating expenses:
Research and development expenses	0.3	0.2	0.3	0.1
Selling and marketing expenses	3.0	2.5	3.0	2.4
General and administrative expenses	5.3	4.8	6.8	5.1
Impairment charge	0.0	0.0	0.0	0.0
Write-off of unsuccessful exploration activities	0.0	6.4	0.1	3.0
Operating income	27.5	17.5	26.3	24.0
Other income (expense):
Interest income	0.0	0.1	0.0	0.1
Interest expense, net	(13.4)	(17.3)	(14.1)	(15.8)
Foreign currency translation and transaction losses	(0.4)	(0.0)	(0.7)	(0.3)
Income attributable to sale of tax benefits	3.4	4.8	3.9	4.8
Gain from sale of property, plant and equipment		6.0	0.0	2.8
Other non-operating income (expense), net	(1.2)	0.3	(0.5)	0.2

Income before income taxes and equity in losses of investees	15.9	11.3	14.9	15.8
Income tax provision	(4.3)	(3.9)	(4.4)	(4.2)
Equity in losses of investees, net	(0.7)	(0.1)	(0.7)	(0.1)
Net income	10.9	7.3	9.8	11.5
Net income attributable to noncontrolling interest	(0.6)	(0.1)	(0.4)	(0.2)
Net income attributable to the Company's stockholders	10.3%	7.2%	9.4%	11.4%

Comparison of the Three Months Ended June 30, 2015 and the Three Months Ended June 30, 2014

Total Revenue

Total revenue for the three months ended June 30, 2015 was $140.5 million, compared to $127.6 million for the three months ended June 30, 2014, which represented a 10.1% increase from the prior year period. This increase was attributable to our Product segment, in which revenue increased by 38.0%, compared to the corresponding period in 2014.

Electricity Segment

Revenue attributable to our Electricity segment for the three months ended June 30, 2015 was $90.9 million, compared to $91.7 million for the three months ended June 30, 2014. Despite our 12.4% increase in generation, this slight decrease was primarily attributable to our Puna power plant having lower generation due to wellfield maintenance and lower energy rates due to the decrease in oil prices as well as lower revenue in some of our power plants due to lower natural gas prices. The decrease was partially offset by the commencement of operations of the second phase of the McGinness Hills power plant in Nevada, which commenced commercial operation in February 2015.

Power generation in our power plants increased by 12.4% from 1,043,372 MWh in the three months ended June 30, 2014 to 1,173,140 MWh in the three months ended June 30, 2015 mainly due to the commencement of commercial operation of second phase of the McGinness Hills power plant partially offset by the decrease in generation of Puna and North Brawley power plants.

Product Segment

Revenue attributable to our Product segment for the three months ended June 30, 2015 was $49.6 million, compared to $35.9 million for the three months ended June 30, 2014, which represented a 38.0% increase. The increase in our Product Segment revenue was primarily due to timing of revenue recognition, different product mix and commencing revenue recognition in new contracts.

Total Cost of Revenue

Total cost of revenue for the three months ended June 30, 2015 was $89.7 million, compared to $87.6 million for the three months ended June 30, 2014, which represented a 2.3% increase. This increase was primarily due to the increase in cost of revenue from our Product segment. The increase was partially offset by a decrease in cost of revenue from our Electricity Segment. As a percentage of total revenue, our total cost of revenue for the three months ended June 30, 2015, decreased to 63.9%, from 68.7% for the three months ended June 30, 2014. This decrease was attributable to a decrease in cost of revenue as a percentage of total revenue, in both our Electricity and Product Segments, as further explained below.

Electricity Segment

Total cost of revenue attributable to our Electricity Segment for the three months ended June 30, 2015 was $62.5 million, compared to $67.3 million, for the three months ended June 30, 2014, which represented a 7.1% decrease. This decrease was primarily due to the fact that in the three months ended June 30, 2015 we did not incur costs that we incurred in the three months ended June 30, 2014 to address North Brawley power plant uncontrolled well flow. The decrease in our electricity cost of revenue was partially offset by additional costs of revenue from the second phase of the McGinness Hills power plant that commenced commercial operation in February 2015, as discussed above. As a percentage of total electricity revenue, our total cost of revenue attributable to our Electricity Segment for the three months ended June 30, 2015, was 68.8% compared to 73.4% for the three months ended June 30, 2014.

Product Segment

Total cost of revenue attributable to our Product Segment for the three months ended June 30, 2015 was $27.2 million, compared to $20.3 million, for the three months ended June 30, 2014, which represented a 33.7% increase. This increase was primarily due to the increase in Product Segment revenue, as discussed above. As a percentage of total Product Segment revenue, our total cost of revenue attributable to our Product Segment for the three months ended June 30, 2015, was 54.8% compared to 56.6%, for the three months ended June 30, 2014. The cost of revenue percentage can vary between the quarters and should be analyzed on a yearly basis.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2015 were $0.4 million, compared to $0.2 million for the three months ended June 30, 2014.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2015, were $4.3 million, compared to $3.2 million for the three months ended June 30, 2015. The increase was primarily due to higher sales commissions paid in connection with the equipment and services sold under the Product segment. Selling and marketing expenses for the three months ended June 30, 2015 constituted 3.0% of total revenue for such period, compared to 2.5% for the three months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2015 were $7.4 million, compared to $6.1 million for the three months ended June 30, 2014. The increase was due to the timing of cost incurred and to due-diligence costs related to a possible a transaction that ultimately did not materialize. General and administrative expenses for the three months ended June 30, 2015, excluding the costs related to the share exchange constituted 5.0% of total revenue for such period, compared to 4.8% for the three months ended June 30, 2014.

Write-off of Unsuccessful Exploration Activities

There were no write-offs of unsuccessful exploration activities for the three months ended June 30, 2015. Write-off of unsuccessful exploration activities for the three months ended June 30, 2014 was $8.1 million. This represented the write-off of exploration costs related to our exploration activities in the Wister site in California, which we determined in the second quarter of 2014 would not support commercial operation.

Operating Income

Operating income for the three months ended June 30, 2015 was $38.6 million, compared to $22.3 million for the three months ended June 30, 2014, which represented a 73.1% increase. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments primarily due to the decrease in cost of revenue in our Electricity segment, the increase in revenue in our Product segment, and the write-off of unsuccessful exploration activities in the amount of $8.1 million in the three months ended June 30, 2014. Operating income attributable to our Electricity segment for the three months ended June 30, 2015 was $20.9 million, compared to $9.5 million for the three months ended June 30, 2014. Operating income attributable to our Product segment for the three months ended June 30, 2015 was $17.7 million, compared to $12.8 million for the three months ended June 30, 2014.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2015 was $18.9 million, compared to $22.1 million for the three months ended June 30, 2014. This decrease was primarily due to lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks, partially offset by an increase in interest expense related to a new loan in the amount of $140.0 million received under the OFC 2 senior secured notes to finance the construction of the second phase of the McGinness Hills power plant in August 2014.

Foreign Currency Translation and Transaction Losses

Foreign currency translation and transaction losses for the three months ended June 30, 2015 were $0.6 million, compared to $0.1 million for the three months ended June 30, 2014. Foreign currency translation and transaction losses for the three months ended June 30, 2014 were attributable primarily to losses on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the three months ended June 30, 2015 was $4.7 million, compared to $6.1 million for the three months ended June 30, 2014. This income mainly represents the value of PTCs and taxable income or loss generated by ORTP, which were allocated to the respective investors.

Gain from Sale of Property, Plant and Equipment

There was no gain from sale of property, plant and equipment in the three months ended June 30, 2015. Gain from sale of power plant for the three months ended June 30, 2014 was $7.6 million. This gain related to the sale of the Heber Solar project in Imperial County, California for $35.25 million in the first quarter of 2014. We received the first payment of $15.0 million in the first quarter of 2014, and the second payment for the remaining $20.25 million in the second quarter of 2014. We recognized the gain in the second quarter of 2014.

Other non-operating income (loss)

Other non-operating loss for the three months ended June 30, 2015 was $1.7 million, compared to non-operating income of $0.3 million for the three months ended June 30, 2014. Other non-operating loss for the three months ended June 30, 2015 includes a capital loss of $1.7 million resulting from the repurchase of $30.6 million aggregate principal amount of our OFC Senior Secured Notes.

Income Taxes

Income tax provision for the three months ended June 30, 2015 was $6.1 million, compared to $5.0 million for the three months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2015 and 2014 was 27.1% and 34.5%, respectively. The effective tax rate differs from the statutory rate of 35% for the three months ended June 30, 2015, primarily due to losses in the U.S. and certain foreign jurisdictions that we have no assurance we can utilize them in the future.

Net Income

Net income for the three months ended June 30, 2015 was $15.3 million, compared to $9.3 million for the three months ended June 30, 2014, which represents an increase of $6.0 million. The increase in net income was principally attributable to the increase in operating income in the amount of $16.3 million, as discussed above. The increase was partially offset by a $7.6 million gain from the sale of property, plant and equipment in 2014, as discussed above.

Comparison of the Six Months Ended June 30, 2015 and the Six Months Ended June 30, 2014

Total Revenue

Total revenue for the six months ended June 30, 2015 was $260.7 million, compared to $270.0 million for the six months ended June 30, 2014, which represented a 3.5% decrease from the prior year period. This decrease was attributable to both our Electricity and Product segments, in which revenue decreased by 3.0% and 4.4%, respectively, compared to the corresponding period in 2014.

Electricity Segment

Revenue attributable to our Electricity segment for the six months ended June 30, 2015 was $180.9 million, compared to $186.5 million for the six months ended June 30, 2014, which represented a 3.0% decrease in such revenue. This expected decrease was primarily attributable to our Puna power plant having lower generation due to the hurricane storm and lower energy rates due to the decrease in oil prices as well as lower revenue in some of our power plants due to lower natural gas prices. The decrease was partially offset by: (i) the commencement of operations of second phase of the McGinness Hills power plant in Nevada in February 2015; and (ii) a reduction in net loss on derivative contracts on oil and natural gas prices from net loss of $2.7 million in the six months ended June 30, 2014 to net gain of $0.4 million in the six months ended June 30, 2015.

Power generation in our power plants increased by 5.7% from 2,244,513 MWh in the six months ended June 30, 2014 to 2,372,745 MWh in the six months ended June 30, 2015, mainly due to the commencement of commercial operation of the second phase of the McGinness Hills power plant, partially offset by the decrease in generation of the Puna and North Brawley power plants.

Product Segment

Revenue attributable to our Product Segment for the six months ended June 30, 2015 were $79.8 million, compared to $83.5 million for the six months ended June 30, 2014, which represented a 4.4% decrease. The slight decrease in our Product Segment revenue was primarily due to timing of revenue recognition and allocation of manufacturing resources to expedite the construction of the Don Campbell phase 2 power plant in order to commence commercial operations towards the end of 2015 earlier than anticipated rather than to third parties’ power plants, offset by an increase due to commencing revenue recognition under new contracts.

Total Cost of Revenue

Total cost of revenue for the six months ended June 30, 2015 was $165.9 million, compared to $176.6 million for the six months ended June 30, 2014, which represented a 6.1% decrease. This decrease was primarily due to the decrease in cost of revenue from both our Electricity and Product segments. As a percentage of total revenue, our total cost of revenue for the six months ended June 30, 2015, decreased to 63.6%, from 65.4% for the six months ended June 30, 2014.

Electricity Segment

Total cost of revenue attributable to our Electricity segment for the six months ended June 30, 2015 was $118.1 million, compared to $124.4 million, for the six months ended June 30, 2014, which represented a 5.0% decrease. This decrease was primarily due to: (i) reimbursement of $2.5 million of mining tax imposed on us based on an audit performed by the state of Nevada for the years ended December 31, 2008, 2009 and 2010 following our successful appeal of the audit decision in the first quarter of 2015 and (ii) the fact that in the three months ended June 30, 2015 we did not incur costs that we incurred in the three months ended June 30, 2014 to address North Brawley power plant uncontrolled well flow. The decrease in our electricity cost of revenue was offset by additional cost of revenue from our second phase of the McGinness Hills power plant that commenced commercial operation in February 2015, as discussed above. As a percentage of total electricity revenue, our total cost of revenue attributable to our Electricity segment for the six months ended June 30, 2015, was 65.3% compared to 66.7% for the six months ended June 30, 2014.

Product Segment

Total cost of revenue attributable to our Product segment for the six months ended June 30, 2015 was $47.8 million, compared to $52.3 million, for the six months ended June 30, 2014, which represented a 8.5% decrease. This decrease was primarily attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods. As a percentage of total Product segment revenue, our total cost of revenue attributable to our Product segment for the six months ended June 30, 2015 was 59.9% compared to 62.6% for the six months ended June 30, 2014.

Research and Development Expenses, Net

Research and development expenses excluding grants from the U.S. Department of Energy for the six months ended June 30, 2015 were $0.8 million, compared to $0.6 million for the six months ended June 30, 2014. Grants from the U.S. Department of Energy totaled $0 million and $0.5 million for the six months ended June 30, 2015 and 2014, respectively, related to the Enhanced Geothermal System project. Research and development expenses for the six months ended June 30, 2015 were $0.8 million, compared to $0.1 million for the six months ended June 30, 2014.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2015 were $7.7 million, compared to $6.6 million for the six months ended June 30, 2014. The increase was primarily due to higher sales commissions related to our Product Segment due to different commissions mix. Selling and marketing expenses for the six months ended June 30, 2015 constituted 3.0% of total revenue for such period, compared to 2.4% for the six months ended June 30, 2014.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2015 were $17.6 million, compared to $13.7 million for the six months ended June 30, 2014. The increase was due to $3.4 million of expenses related to the share exchange with Ormat Industries, as discussed above under “Recent Developments”. General and administrative expenses for the six months ended June 30, 2015, excluding the costs related to the share exchange constituted 5.3% of total revenue for such period, compared to 5.1% for the six months ended June 30, 2014.

Write-off of Unsuccessful Exploration Activities

There were $0.2 million write-off of unsuccessful exploration activities for the six months ended June 30, 2015. Write-off of unsuccessful exploration activities for the six months ended June 30, 2014 was $8.1 million. This represented the write-off of exploration costs related to our exploration activities in the Wister site in California, which we determined in the second quarter of 2014 would not support commercial operation.

Operating Income

Operating income for the six months ended June 30, 2015 was $68.5 million, compared to $64.9 million for the six months ended June 30, 2014, which represented a 5.5% increase. The increase in operating income was principally attributable to the write-off of unsuccessful exploration activities in the amount of $8.1 million in the six months ended June 30, 2014 and to a slight increase in our gross margin in both our Electricity and Product Segments, each as discussed above. The increase was partially offset due to costs associated with the share exchange, as discussed above. Operating income attributable to our Electricity segment for the six months ended June 30, 2015 was $44.9 million, compared to $40.4 million for the six months ended June 30, 2014. Operating income attributable to our Product segment for the six months ended June 30, 2015 was $23.6 million, compared to $24.5 million for the six months ended June 30, 2014.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2015 was $36.7 million, compared to $42.6 million for the six months ended June 30, 2014. This decrease was primarily due to lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks, partially offset by an increase in interest expense related to a new loan in the amount of $140.0 million received under the OFC 2 senior secured notes to finance the construction of second phase of the McGinness Hills power plant in August 2014.

Foreign Currency Translation and Transaction Losses

Foreign currency translation and transaction losses for the six months ended June 30, 2015 were $1.9 million, compared to $0.7 million for the six months ended June 30, 2014. Foreign currency translation and transaction losses for the six months ended June 30, 2014 were attributable primarily to gains on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the six months ended June 30, 2015 was $10.3 million, compared to $12.8 million for the six months ended June 30, 2014. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $0.1 million and $10.2 million, respectively, in the six months ended June 30, 2015, compared to $3.3 million and $9.5 million, respectively in the six months ended June 30, 2014. This decrease was primarily attributable to lower depreciation for tax purposes mainly in OPC as a result of declining depreciation rates using MACRS.

Gain from Sale of Property, Plant and Equipment

Gain from sale of property, plant and equipment for the six months ended June 30, 2014 was $7.6 million. This gain relates to the sale of the Heber Solar project in Imperial County, California for an aggregate purchase price of $35.25 million in the first quarter of 2014. We received the first payment of $15.0 million in the first quarter of 2014, and the second payment for the remaining $20.25 million in the second quarter of 2014. We recognized the gain in the second quarter of 2014. There was no gain from the sale of property, plant and equipment in the six months ended June 30, 2015.

Other non-operating income (loss)

Other non-operating loss for the six months ended June 30, 2015 was $1.4 million, compared to non-operating income of $0.4 million for the six months ended June 30, 2014. Other non-operating loss for the six months ended June 30, 2015 includes a capital loss of $1.7 million resulting from the repurchase of $30.6 million aggregate principal amount of our OFC Senior Secured Notes.

Income Taxes

Income tax provision for the six months ended June 30, 2015 was $11.5 million, compared to $11.3 million for the six months ended June 30, 2014. Our effective tax rate for the six months ended June 30, 2015 and 2014 was 29.7% and 26.4%, respectively. The effective tax rate differs from the statutory rate of 35% for the six months ended June 30, 2015, primarily due to losses in the U.S. and certain foreign jurisdictions that we have no assurance we can utilize in the future.

Net Income

Net income for the six months ended June 30, 2015 was $25.5 million, compared to $31.1 million for the six months ended June 30, 2014, which represents a decrease of $5.6 million. The decrease in net income was principally attributable to the $7.6 million gain from the sale of property, plant and equipment in 2014, as discussed above. The decrease was partially offset by a $3.6 million increase in operating income, as discussed above.

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

As of June 30, 2015, we had access to (i) $137.7 million in cash and cash equivalents of which $45.4 million is related to foreign jurisdictions; and (ii) $160.5 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2015 include approximately $79.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment purchases, as well as $36.5 million for debt repayment.

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

We expect to finance our estimated capital needs with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financing and refinancing (including construction loans). Management believes that these sources will address our anticipated liquidity, capital expenditures, and other investment requirements.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June 30, 2015, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.26 and the pro-forma 12-month debt service coverage ratio was 1.29 (on a semi-annual basis and as of June 30, 2015). There was $33.3 million aggregate principal amount of OFC Senior Secured Notes outstanding as of June 30, 2015.

In June 2015, we repurchased from OFC noteholders $30.6 million aggregate principal amount of our OFC Senior Secured Notes, which resulted in approximately $2.5 million saving of interest expense. We recognized a loss of approximately $1.7 million in the six months ended June 30, 2015. In January 2014, we from OFC noteholders repurchased $13.2 million aggregate principal amount of our OFC Senior Secured Notes of. We recognized a gain of approximately $0.3 million in the year ended December 31, 2014. In February 2013, we repurchased from OFC noteholders the $12.8 million aggregate principal amount of our OFC Senior Secured Notes and we recognized a gain of $0.8 million in the year ended December 31, 2013.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2015, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.26, and the pro-forma 12-month debt service coverage ratio was 1.33. There were $51.8 million of OrCal Senior Secured Notes outstanding as of June 30, 2015.

OFC 2 Senior Secured Notes — Limited Recourse During Construction and Non-Recourse Thereafter

In September 2011, OFC 2, one of our subsidiaries, and its wholly owned project subsidiaries (collectively, the OFC 2 Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock, as administrative agent, and the Department of Energy (DOE), as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes due December 31, 2034. As of June 30, 2015, we have utilized $291.7 million of the notes and we do not expect further drawdowns under this agreement.

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly debt service coverage ratio requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of June 30, 2015, the last measurement date of the covenants, the actual debt service coverage ratio was 2.90 and the pro-forma 12-month debt service coverage ratio was 1.93. There were $268.1 million of OFC 2 Senior Secured Notes outstanding as of June 30, 2015.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $27.6 million as of June 30, 2015, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of June 30, 2015, the actual historical and projected 12-month debt service coverage ratio was 2.15 and 1.98, respectively.

As of June 30, 2015, $273.6 million of the OPIC loan was outstanding.

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

On July 31, 2015, Ortitlan entered into a credit agreement pursuant to which lenders agreed to lend Ortitlan an aggregate principal amount of $42.0 million. The loan proceeds are expected to be used to refinance the Company’s investment in the Amatitlan geothermal power plant.

Ortitlan’s repayment and other obligations under the credit agreement are secured by substantially all of the assets of Ortitlan and by pledges of the equity interests in Ortitlan. The credit agreement includes representations and warranties, affirmative and negative covenants, and events of default that are customary for international project financings of this type. Among other things, Ortitlan is required to comply with applicable environmental standards, maintain certain insurance policies, provide financial and other periodic reports, and maintain a debt service coverage ratio. In addition, Ortitlan’s ability to incur additional indebtedness, pay dividends, make expenditures in excess of approved budgets, dispose of assets or change the nature of its business is restricted. The Company has provided a limited guarantee of Ortitlan's repayment obligations under certain circumstances.

Full-Recourse Third-Party Debt

Union Bank. In February 2012, Ormat Nevada, our wholly owned subsidiary, entered into an amended and restated credit agreement with Union Bank. Under the amended and restated agreement, the credit termination date was extended from February 15, 2012 to February 7, 2014, which was subsequently extended to May 20, 2015, and then June 30, 2016. The aggregate amount available under the credit agreement is $50.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2015: (i) the actual 12-month debt to EBITDA ratio was 2.98; (ii) the 12-month debt service coverage ratio was 2.37; and (iii) the distribution leverage ratio was 1.40. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of June 30, 2015, letters of credit in the aggregate amount of $48.1 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals, which was subsequently extended to May 31, 2015, and then to June 30, 2016. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line is available to be drawn for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2015: (i) the actual 12-month debt to EBITDA ratio was 2.98; (ii) the 12-month debt service coverage ratio was 2.37; and (iii) the distribution leverage ratio was 1.40. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of June 30, 2015, letters of credit in the aggregate amount of $19.3 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with six other commercial banks for an aggregate amount of $463.9 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $237.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $226.9 million. The credit agreements mature at the end of October 2015 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of June 30, 2015, letters of credit with an aggregate stated amount of $308.9 million were issued and outstanding under these credit agreements.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on July 16, 2015, that is payable in 12 semi-annual installments commencing January 16, 2010, and bears interest at a rate of 6.5%. As of June 30, 2015, $2.0 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, that is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of June 30, 2015, $8.3 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, that is payable in ten semi-annual installments commencing May 16, 2012, and bears interest of 5.75%. As of June 30, 2015, $6.0 million was outstanding under this loan.

Senior Unsecured Bonds. We have an aggregate principal amount of approximately $250.0 million of senior unsecured bonds issued and outstanding. We issued approximately $142.0 million aggregate principal amount of these bonds in August 2010 and an additional $107.5 million aggregate principal amount in February 2011. Subject to early redemption, the principal of the bonds is repayable in a single bullet payment upon the final maturity of the bonds on August 1, 2017. The bonds bear interest at a fixed rate of 7.00%, payable semi-annually. The bonds that we issued in February 2011 were issued at a premium which reflects an effective fixed interest of 6.75%.

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of June 31, 2015, $27.6 million is outstanding under the DEG Loan (out of which $21.7 million bears interest at a fixed rate).

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30, 2015: (i) total equity was $993.8 million and the actual equity to total assets ratio was 43.65% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.98. During the six months ended June 30, 2015, we distributed interim dividends in an aggregate amount of $6.8 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of June 30, 2015, committed letters of credit in the aggregate amount of $375.6 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt”.

Puna Power Plant Lease Transactions

In May 2005, Puna Geothermal Venture (PGV), our Hawaiian subsidiary, entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the Puna Power Plant).

Pursuant to a 31-year head lease (the Head Lease), PGV leased the Puna Power Plant to an unrelated lessor (the Puna lessor) in return for prepaid lease payments in the total amount of $83.0 million. The carrying value of the leased assets as of June 30, 2015 amounted to $32.0 million, net of accumulated depreciation of $28.9 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenue generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

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

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $2.3 million and $4.3 million as of June 30, 2015 and 2014, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

The Class B membership units have a 5% residual economic interest in OPC, which commences as of the OPC Flip Date. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. The Class B membership units are currently held by Morgan Stanley Geothermal LLC and JPM. On October 30, 2009, Ormat Nevada acquired from Lehman-OPC LLC all of the Class B membership units of OPC held by Lehman-OPC LLC pursuant to a right of first offer for a purchase price of $18.5 million in cash and on February 3, 2011, Ormat Nevada sold to JPM all of the Class B membership units of OPC that it had acquired for a sale price of $24.9 million in cash.

ORTP Transaction

On January 24, 2013, Ormat Nevada entered into agreements with JPM under which JPM purchased interests in a newly formed subsidiary of Ormat Nevada, ORTP, entitling JPM to certain tax benefits (such as PTCs and accelerated depreciation) associated with certain geothermal power plants in California and Nevada.

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments are expected to be made until December 31, 2016 and total up to a maximum amount of $11.0 million, of which we received $1.7 million and $2.2 million in the first quarters of 2015 and 2014, respectively.

Ormat Nevada will continue to operate and maintain the power plants. Under the agreements, Ormat Nevada will initially receive all of the distributable cash flow generated by the power plants, while JPM will receive substantially all of the Economic Benefits. JPM’s return is limited by the terms of the transaction. Once JPM reaches a target after-tax yield on its investment in ORTP (the ORTP Flip Date), Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis. At any time during the twelve-month period after the end of the fiscal year in which the ORTP Flip Date occurs (but no earlier than the expiration of five years following the date that the last of the power plants was placed in service for purposes of federal income taxes), Ormat Nevada also has the option to purchase JPM’s remaining interest in ORTP at the then-current fair market value. If Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $7.2 million as of June 30, 2015. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2013:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 8, 2013	$0.04	August 19, 2013	August 29, 2013
November 6, 2013	$0.04	November 20, 2013	December 4, 2013
February 25, 2014	$0.06	March 13, 2014	March 27, 2014
May 8, 2014	$0.05	May 21, 2014	May 30, 2014
August 5, 2014	$0.05	August 19, 2014	August 28, 2014
November 5, 2014	$0.05	November 20, 2014	December 4, 2014
February 24, 2015	$0.08	March 16, 2015	March 27, 2015
May 6, 2015	$0.06	May 19, 2015	May 27, 2015

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$112,726	$103,579
Net cash used in investing activities	(79,433)	(29,012)
Net cash provided by (used in) financing activities	64,142	(51,801)
Net change in cash and cash equivalents	97,435	22,766

For the Six Months Ended June 30, 2015

Net cash provided by operating activities for the six months ended June 30, 2015 was $112.7 million, compared to $103.6 million for the six months ended June 30, 2014. The net increase of $9.1 million resulted primarily from (i) an increase in billing in excess of costs and estimated earnings on uncompleted contracts, net of $45.7 million in our Product segment in the six months ended June 30, 2015, compared to $15.6 million in the six months ended June 30, 2014, as a result of timing in billing of our customers; and (ii) a decrease in accounts payable and accrued expenses, of $2.6 million in the six months ended June 30, 2015, compared to $11.1 million in the six months ended June 30, 2014, as a result of timing in payments of our payables. The increase was partially offset by an increase in receivables of $12.8 million in the six months ended June 30, 2015, compared to a decrease of $20.0 million in the six months ended June 30, 2014, as a result of timing of collection from our customers; and (ii) the decrease in cash inflow due to lower net income of $5.6 million, from $31.1 million for the six months ended June 30, 2014 to $25.5 million for the six months ended June 30, 2015 as described above.

Net cash used in investing activities for the six months ended June 30, 2015 was $79.4 million, compared to $29.0 million for the six months ended June 30, 2014. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2015 were: (i) capital expenditures of $86.1 million, primarily for our facilities under construction and (ii) a net increase of $11.6 million in restricted cash, and cash equivalents due to timing of debt repayments, reduced by $15.4 million derived from cash of Ormat Industries due to the share exchange. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2014 were capital expenditures of $89.1 million, primarily for our facilities under construction and a net increase of $3.0 million in restricted cash, and cash equivalents, due to timing of debt repayments, reduced by cash grant of $27.4 million received from the U.S. Treasury under Section 1603 of the ARRA relating to our Don A. Campbell geothermal power plant and our G1 refurbishment power plant at the Mammoth Complex and (ii) $35.3 million cash received due to the sale of the Heber Solar.

Net cash provided by financing activities for the six months ended June 30, 2015 was $64.1 million, compared to $51.8 million used in for the six months ended June 30, 2014. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2015 were: net proceeds from issuance of shares to noncontrolling interest in the amount of $156.8 million, reduced by: (i) $30.6 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $29.4 million; (iii) a net decrease of $20.3 million against our revolving lines of credit with commercial banks; and (iv) $6.8 million cash dividend paid. The principal factors that affected our net cash used in financing activities during the six months ended June 30, 2014 were: (i) the repayment of long-term debt in the amount of $41.1 million; (ii) $12.9 million of cash paid to repurchase our OFC Senior Secured Notes; (iii) $5.0 million cash dividend paid; and (iv) $5.4 million of cash paid to the Class B membership units of OPC, reduced by a net increase of $12.6 million in our revolving lines of credit with commercial banks.

EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs (vi) stock-based compensation, and (vii) gain from extinguishment of liability. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States of America, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Adjusted EBITDA for the three months ended June 30, 2015 was 68.0 million, compared to 61.8 million for the three months ended June 30, 2014. Adjusted EBITDA for the six months ended June 30, 2015 was $133.3 million, compared to $135.3 million for the six months ended June 30, 2014.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net cash provided by operating activities	$29,579	$35,503	$112,726	$103,579
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	16,355	20,152	32,327	39,328
Interest income	(44)	(90)	(53)	(201)
Income tax provision	6,056	4,967	11,515	11,287
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	12,593	(788)	(34,627)	(23,658)

EBITDA	64,539	59,744	121,888	130,335
Mark-to-market on derivatives which represent swap contracts on natural gas and oil prices	-	(527)	4,129	(302)
Stock-based compensation	1,029	1,366	2,156	2,806
Gain on sale of a subdiary and property, plant and equipment	-	(7,628)	-	(7,628)
Loss from extinguishment of liability	1,710	-	1,710	-
Share exchange transaction costs	400	-	3,800	-
Write-off of insuccessful exploration activities	-	8,107	174	8,107
Mark-to-market on derivatives which represent currency forward contracts	170	759	(690)	1,936

Adjusted EBITDA	$67,848	$61,821	$133,167	$135,254
Net cash used in investing activities	$(32,176)	$6,311	$(79,433)	$(29,012)
Net cash used in financing activities	$69,538	$(9,621)	$64,142	$(51,801)

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants.

The following is an overview of projects that are fully released for construction:

Don. A. Campbell Phase 2 (U.S.). We are currently developing the 19 MW Don A. Campbell phase 2 project located in Mineral County, Nevada. We have recently signed a 20- year PPA with SCPPA with an energy rate of $81.25 per megawatt hour with no annual escalation. Site construction is in progress and the power plant is expected to come online towards the end of 2015.

Olkaria III Plant Four (Kenya). We are currently developing the 24 MW plant four of the Olkaria III complex, to bring the complex’s total capacity to 134 MW. Field development, equipment manufacturing and site construction are in progress. We recently signed an amended and restated 20 years PPA with KPLC. Plant four is expected to come on line in the second half of 2016.

Sarulla (Indonesia). We are part of a consortium that is currently developing the approximately 330 MW Sarulla project in Tapanuli Utara North Sumatra, Indonesia. The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence in 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter.. Engineering, procurement and construction are in progress, and infrastructure work has completed. Field development is ongoing. The consortium has successfully drilled certain of the production wells and is continuing drilling for injection wells. The project may experience a delay the current timeline for operation.

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

We have estimated approximately $164.0 million in capital expenditures for the projects listed above, and for enhancement of our existing power plants, of which we have invested approximately $107.0 million as of June 30, 2015. We expect to invest $50.0 million of such total during the remainder of 2015 and the remaining $7.0 million thereafter.

In addition, we estimate approximately $29.0 million in additional capital expenditures in the remainder of 2015 to be allocated as follows: (i) $7.0 million in development of new projects; (ii) $8.0 million for maintenance capital expenditure of our operating power plants; (iii) $13.0 million in exploration activities in various leases for geothermal resources in which we have started the exploration activity; and (iv) $1.0 million in enhancement of our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2015 will be approximately $79.0 million.

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

Since May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas, which is principal component of electricity production costs in California, will result in a decrease in the cost that the power purchaser avoids by not generating its electrical energy needs, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In March 2014 and May 2015, we entered into derivative transactions to reduce our exposure to the price of natural gas under these PPAs, until March 31, 2015 and December 31, 2015, respectively. The Puna complex is currently benefiting from energy prices which are higher than the floor price under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO avoided costs. Likewise, in October 2013, we entered into derivative transaction to reduce our exposure to the price of oil under the 25 MW PPA of the Puna complex, until December 31, 2014.

As of June 30, 2015, 97.9% of our consolidated long-term debt comprised a fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 2.1% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of June 30, 2015, 19.0 million of our long-term debt remained subject to some floating rate risk.

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

Another market risk to which we are exposed is potential adverse changes in foreign currency exchange rates, in particular the fluctuation of the U.S. dollar versus the NIS. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenue in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the sale contract in the currency in which the expenses are incurred. Currently, we have forward contracts in place to reduce our foreign currency exposure, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2015 and December 31, 2014 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of June 30, 2015 and December 31, 2014 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	Change in the Fair Value of
	(Dollars in thousands)
NGI Price	$(611)	$(685)	$611	$685	NGI Swap
Foreign Currency	164	(6,720)	(5,071)	1,809	Foreign currency forward contracts
Interest Rate	(461)	(1,102)	472	1,129	OFC
Interest Rate	(784)	(921)	803	945	OrCal
Interest Rate	(9,847)	(10,155)	10,537	10,861	OFC 2
Interest Rate	(184)	(244)	187	249	Loan from DEG
Interest Rate	(9,793)	(10,211)	10,382	10,825	Loan from OPIC
Interest Rate	(2,417)	(3,336)	2,446	3,389	Senior unsecured bonds

Effect of Inflation

We expect that inflation will not be a significant risk in the near term, given the current global economic conditions, however, that could change in the future. To address rising inflation, some of our contracts include certain mitigating factors against any inflation risk.

In connection with the Electricity Segment, inflation may directly impact an expense incurred for the operation of our projects, hence increasing the overall operating cost to us. The negative impact of inflation may be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. The energy payments pursuant to the PPAs for the Brady power plant, the Steamboat 2 and 3 power plant, the Steamboat Hills power plant, and the Burdette power plant increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally determined as a percentage of revenue and therefore are not significantly impacted by inflation. In our Product Segment, inflation may directly impact fixed and variable costs incurred in the construction of our power plants, hence increasing our operating costs in that segment. In this segment, it is more likely that we will be able to offset part or all of the inflationary impact through our project pricing. With respect to power plants that we construct for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Southern California Edison, HELCO, KPLC and Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy). If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition.

Sierra Pacific Power Company and Nevada Power Company accounted for 20.1% and 17.4% of our total revenue for the three months ended June 30, 2015 and 2014, respectively and 21.9% and 17.5% for the six months ended June 30, 2015 and 2014, respectively.

Southern California Edison accounted for 10.4% and 13.5% of our total revenue for the three months ended June 30, 2015 and 2014, respectively and 9.7% and 12.7% for the six months ended June 30, 2015 and 2014, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

HELCO accounted for 4.9% and 10.1% of our total revenue for the three months ended June 30, 2015 and 2014, respectively and 5.4% and 9.6% for the six months ended June 30, 2015 and 2014, respectively.

KPLC accounted for 15.4% and 16.9% of our total revenue for the three months ended June 30, 2015 and 2014, respectively and 16.5% and 15.6% for the six months ended June 30, 2015 and 2014, respectively.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the second quarter of 2015, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed suit on February 17, 2015, in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (“PGV”) conform to an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original filing was amended by a second amended complaint, adding the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. PGV believes that the allegations have no merit, and will continue to defend itself vigorously.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1; MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, the United States District Court for the Eastern District of California rejected these arguments and the complaint was dismissed.

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and PGV’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the Supreme Court of the United States’ decision in NLRB v. Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment is appropriate.  On June 26, 2015 the Board rejected PGV arguments and ordered PGV to recognize the Union. On June 30, 2015 PGV submitted an appeal on the NLRB decision to the DC Circuit Federal Court of Appeals.

●

In January 2014, Ormat learned that two former employees have filed a "qui tam" complaint seeking damages, penalties and other relief, alleging that the Company and certain of its subsidiaries (collectively, the "Ormat Parties"), submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The United States Department of Justice declined to intervene. . The complaint, which is pending before the United States District Court for the District of Nevada, has entered the discovery stage. On July 7, 2015, the Court issued a protective order stipulating limitations against the relators for the benefit of the Ormat Parties, to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. The Ormat Parties believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

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

None.

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
Date: August 5, 2015

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

3.5	Amended and Restated Limited Liability Company Agreement of ORPD LLC, dated as of April 30, 2015, by and among Ormat Nevada Inc., Northleaf Geothermal Holdings LLC and ORPD Holdings LLC, incorporated by reference to Exhibit 3.5 to Ormat Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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