Form 10-Q
period 2015-09-30
ORMAT TECHNOLOGIES, INC.
filed 2015-11-05
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32347

ORMAT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	88-0326081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6225 Neil Road, Reno, Nevada	89511-1136
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2015, the number of outstanding shares of common stock, par value $0.001 per share, was 49,035,593.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$171,541	$40,230
Restricted cash and cash equivalents (all related to VIEs)	70,523	93,248
Receivables:
Trade	52,313	48,609
Related entity	—	451
Other	9,946	10,141
Due from Parent	—	1,337
Inventories	16,595	16,930
Costs and estimated earnings in excess of billings on uncompleted contracts	14,459	27,793
Deferred income taxes	1,344	251
Prepaid expenses and other	34,011	34,884
Total current assets	370,732	273,874
Deposits and other	17,506	20,044
Deferred charges	36,235	37,567
Property, plant and equipment, net ($1,522,076 and $1,339,342 related to VIEs, respectively)	1,580,379	1,437,637
Construction-in-process ($125,425 and $162,006 related to VIEs, respectively)	230,561	296,722
Deferred financing and lease costs, net	24,718	27,057
Intangible assets, net	26,202	28,655
Total assets	$2,286,333	$2,121,556
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$85,226	$88,276
Deferred income taxes	975	974
Short term revolving credit lines with banks (full recourse)	—	20,300
Billings in excess of costs and estimated earnings on uncompleted contracts	22,616	24,724
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	33,197	34,368
Other loans	21,495	17,995
Full recourse	17,228	19,116
Total current liabilities	180,737	205,753
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes	317,909	360,366
Other loans	288,753	264,625
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $590)	250,058	250,289
Other loans	23,070	34,351
Unconsolidated investments	12,667	3,617
Liability associated with sale of tax benefits	18,580	39,021
Deferred lease income	58,325	60,560
Deferred income taxes	31,360	66,220
Liability for unrecognized tax benefits	7,112	7,511
Liabilities for severance pay	18,826	20,399
Asset retirement obligation	20,282	19,142
Other long-term liabilities	697	2,956
Total liabilities	1,228,376	1,334,810
Commitments and contingencies (Note 10)
Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,035,593 and 45,537,162 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	49	46
Additional paid-in capital	846,998	742,006
Retained earnings	128,352	41,539
Accumulated other comprehensive income	(12,844)	(8,668)
	962,555	774,923
Noncontrolling interest	95,402	11,823
Total equity	1,057,957	786,746
Total liabilities and equity	$2,286,333	$2,121,556

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$97,245	$102,506	$278,124	$289,015
Product	65,607	37,736	145,446	121,266
Total revenue	162,852	140,242	423,570	410,281
Cost of revenues:
Electricity	61,501	61,727	179,604	186,083
Product	42,019	23,040	89,826	75,307
Total cost of revenue	103,520	84,767	269,430	261,390
Gross margin	59,332	55,475	154,140	148,891
Operating expenses:
Research and development expenses	335	250	1,112	395
Selling and marketing expenses	4,383	4,258	12,099	10,853
General and administrative expenses	7,950	7,179	25,597	20,847
Write-off of unsuccessful exploration activities	185	—	359	8,107
Operating income	46,479	43,788	114,973	108,689
Other income (expense):
Interest income	53	35	106	236
Interest expense, net	(17,748)	(22,494)	(54,435)	(65,084)
Foreign currency translation and transaction gains (losses)	1,296	(2,946)	(641)	(3,639)
Income attributable to sale of tax benefits	8,634	5,487	18,917	18,334
Gain from sale of property, plant and equipment	—	—	—	7,628
Other non-operating income (expense), net	(131)	243	(1,523)	649
Income before income taxes and equity in losses of investees	38,583	24,113	77,397	66,813
Income tax (provision) benefit	38,211	(6,444)	26,696	(17,731)
Equity in losses of investees, net	(3,133)	(899)	(4,892)	(1,210)
Net income	73,661	16,770	99,201	47,872
Net income attributable to noncontrolling interest	(1,522)	(256)	(2,616)	(670)
Net income attributable to the Company's stockholders	$72,139	$16,514	$96,585	$47,202
Comprehensive income:
Net income	73,661	16,770	99,201	47,872
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(4,318)	(1,069)	(4,154)	(5,157)
Loss in respect of derivative instruments designated for cash flow hedge	22	(933)	68	(933)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(29)	(35)	(90)	(107)
Comprehensive income	69,336	14,733	95,025	41,675
Comprehensive income attributable to noncontrolling interest	(1,522)	(256)	(2,616)	(670)
Comprehensive income attributable to the Company's stockholders	$67,814	$14,477	$92,409	$41,005
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$1.47	$0.36	$2.00	$1.04
Diluted:
Net income	$1.41	$0.36	$1.93	$1.03
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,023	45,690	48,388	45,594
Diluted	51,113	46,102	50,011	45,917
Dividend per share declared	$0.06	$0.05	$0.2	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2013	45,461	$46	$735,295	$(3,088)	$487	$732,740	$12,371	$745,111

Stock-based compensation	—	—	4,308	—	—	4,308	—	4,308
Exercise of options by employees and directors	70	—	889	—	—	889	—	889
Cash paid to non controlling interest	—	—	—	—	—	—	(589)	(589)
Cash dividend declared, $0.16 per share	—	—	—	(7,279)	—	(7,279)	—	(7,279)
Increase in noncontrolling interest	—	—	—	—	—	—	257	257
Acquisition of noncontrolling interest in Crump	—	—	159	—	—	159	(987)	(828)
Net income	—	—	—	47,202	—	47,202	670	47,872
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $572)	—	—	—	—	(933)	(933)	—	(933)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(5,157)	(5,157)	—	(5,157)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $44)	—	—	—	—	(107)	(107)	—	(107)

Balance at September 30, 2014	45,531	$46	$740,651	$36,835	$(5,710)	$771,822	$11,722	$783,544

Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

Stock-based compensation	—	—	3,077	—	—	3,077	—	3,077
Exercise of options by employees and directors	502	—	4,612	—	—	4,612	—	4,612
Share exchange with Parent (Note 1)	2,996	3	26,012	—	—	26,015	—	26,015
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,507)	(4,507)
Cash dividend declared, $0.2 per share	—	—	—	(9,772)	—	(9,772)	—	(9,772)
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	71,291	—	—	71,291	85,470	156,761
Net income	—	—	—	96,585	—	96,585	2,616	99,201
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $42)	—	—	—	—	68	68	—	68
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(4,154)	(4,154)	—	(4,154)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $56)	—	—	—	—	(90)	(90)	—	(90)

Balance at September 30, 2015	49,035	$49	$846,998	$128,352	$(12,844)	$962,555	$95,402	$1,057,957

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$99,201	$47,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,463	74,836
Amortization of premium from senior unsecured bonds	(230)	(230)
Accretion of asset retirement obligation	1,140	1,122
Stock-based compensation	3,077	4,308
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(13,068)	(10,130)
Equity in losses of investees	4,893	1,210
Mark-to-market of derivative instruments	3,906	(4,467)
Loss on disposal of property, plant and equipment	531	—
Write-off of unsuccessful exploration activities	360	8,107
Gain on severance pay fund asset	(102)	798
Gain on sale of a subsidiary	—	(7,628)
Gain on acquisition of controlling interest	—	—
Deferred income tax provision	(34,613)	13,071
Liability for unrecognized tax benefits	(399)	656
Deferred lease revenues	(221)	(188)
Other	484	(181)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(2,879)	21,624
Costs and estimated earnings in excess of billings on uncompleted contracts	13,334	6,433
Inventories	335	4,952
Prepaid expenses and other	(3,033)	(5,163)
Deposits and other	(294)	279
Accounts payable and accrued expenses	(21,904)	(10,868)
Due from/to related entities, net	451	(64)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,108)	37,407
Liabilities for severance pay	(1,573)	(1,857)
Other long-term liabilities	(2,259)	(527)
Due from/to Parent	(513)	(588)
Net cash provided by operating activities	122,965	178,770
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with parent (Note 1)	15,391	—
Net change in restricted cash, cash equivalents and marketable securities	22,725	(76,387)
Cash received from sale of a subsidiary	—	35,250
Capital expenditures	(117,588)	(122,587)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	—	27,427
Investment in unconsolidated companies	—	(631)
Decrease in severance pay fund asset, net of payments made to retired employees	2,934	1,493
Net cash used in investing activities	(76,538)	(135,435)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	156,761	—
Proceeds from long-term loans, net of transaction costs	42,000	140,000
Proceeds from exercise of options by employees	4,612	741
Payment for acquisition of noncontrolling interest in Crump	-	(1,490)
Purchase of OFC Senior Secured Notes	(30,638)	(12,860)
Proceeds from revolving credit lines with banks	598,800	2,400,683
Repayment of revolving credit lines with banks	(619,100)	(2,484,600)
Cash received from non-controlling interest	1,654	2,234
Repayments of long-term debt	(40,532)	(80,223)
Cash paid to non-controlling interest	(13,863)	(9,215)
Cash paid for interest rate cap	-	(1,505)
Deferred debt issuance costs	(5,038)	(4,724)
Cash dividends paid	(9,772)	(7,279)
Net cash provided by (used in) financing activities	84,884	(58,238)
Net change in cash and cash equivalents	131,311	(14,903)
Cash and cash equivalents at beginning of period	40,230	57,354
Cash and cash equivalents at end of period	$171,541	$42,451
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$18,930	$(5,221)

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2015, the consolidated results of operations and comprehensive income (loss) for the nine-month periods ended September 30, 2015 and 2014 and the consolidated cash flows for the nine-month periods ended September 30, 2015 and 2014.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Deferred tax asset in Kenya

On September 11, 2015, Kenya's Income Tax Act was amended pursuant to certain provisions of the recently adopted Finance Act, 2015. Among other matters, these amendments retain the enhanced investment deduction of 150% under Section 17B of the Income Tax Act, extend the period for deduction of tax losses from 5 years to 10 years under Sections 15(4) and 15(5) of the Income Tax Act, and amend the effective date from January 1, 2016 to January 1, 2015 under Sections 15(4) and 15(5) of the Income Tax Act.

Previously, the Company had a valuation allowance for the additional 50% investment deduction reducing its deferred tax asset in Kenya as the utilization of the related tax losses was not probable within the original five year carryforward period. As a result of the change in legislation and the expected continued profitability during the extended carryforward period, the Company expects that it will be able to fully utilize the carryforward tax losses within the ten year period and as such released the valuation allowance in Kenya resulting in a $49.4 million of tax benefits in the three month period ended September 30, 2015.

Amatitlan financing

On July 31, 2015, one of our indirect wholly-owned subsidiaries, Ortitlản, Limitada, obtained a 12-year secured term loan in the principal amount of $42.0 million for the 20 MW Amatitlan power plant in Guatemala. Under the credit agreement with Banco Industrial S.A. and Westrust Bank (International) Limited, we can expand the Amatitlan power plant with financing to be provided either via equity, additional debt from Banco Industrial S.A. or from other lenders, subject to certain limitations on expansion financing in the credit agreement.

The loan is payable in 48 quarterly payments commencing September 30, 2015. The loan bears interest at a rate per annum equal to of the sum of the LIBO Rate (which cannot be lower than 1.25%) plus a margin of (i) 4.35% as long as the Company’s guaranty of the loan (as described below) is outstanding or (ii) 4.75% otherwise. Interest is payable quarterly, on March 30, June 30, September 30 and December 30 of each year, on the stated maturity date of the loan and on any prepayment or payment of the loan. The loan must be prepaid on the occurrence of certain events, such as casualty, condemnation, asset sales and expansion financing not provided by the lenders under the credit agreement, among others. The loan may be voluntarily prepaid if certain conditions are satisfied, including payment of a premium (ranging from 100-50 basis points) if prepayment occurs prior to the eighth anniversary of the loan.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There are various restrictive covenants under the Amatitlan credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of September 30, 2015, the actual historical and projected 12-month Debt Service Coverage Ratio was 7.94 and 1.97, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

The loan is secured by substantially all the assets of the borrower and a pledge of all of the membership interests of the borrower.

The Company has guaranteed payment of all obligations under the credit agreement and related financing documents. The guaranty is limited in the sense that the Company is only required to pay the guaranteed obligations if a “trigger event” occurs. A trigger event is the occurrence and continuation of a default by Instituto Nacional de Electricidad (“INDE”) in its payment obligations under the power purchase agreement for the Amatitlàn power plant or a refusal by INDE to receive capacity and energy sold under that power purchase agreement. Our obligations under the guaranty may be terminated prior to payment in full of the guaranteed obligations under certain circumstances described in the guaranty. If our guaranty is terminated early, the interest rate payable on the loan would increase as described above.

As of September 30, 2015, $41.1 million of this loan is outstanding.

OFC Senior Secured Notes prepayment

In June 2015, the Company repurchased $30.6 million aggregate principal amount of its OFC Senior Secured Notes from certain OFC noteholders. As a result of the repurchase, the Company recognized a loss of $1.7 million, including amortization of deferred financing cost of $0.5 million, which is included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015.

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

Following the transaction, the Company maintains control of ORPD and continues to consolidate the entity with non-controlling interest being recorded. Consequently, the Company recorded the net proceeds from the issuance of membership interests as an increase to additional paid-in capital of $71.3 million and non-controlling interests of $85.5 million. See Note 11 for tax details.

Share exchange transaction

On February 12, 2015, the Company completed the share exchange transaction with its then-parent entity, Ormat Industries Ltd. ("OIL") following which, the Company became a noncontrolled public company and its public float increased from approximately 40% to approximately 76% of its total shares outstanding. Under the terms of the share exchange, OIL shareholders received 0.2592 shares in the Company for each share in OIL, or an aggregate of approximately 30.2 million shares, reflecting a net issuance of approximately 3.0 million shares (after deducting the 27.2 million shares that OIL held in the Company). Consequently, the number of total shares of the Company outstanding increased from approximately 45.5 million shares to approximately 48.5 million shares as of the closing of the share exchange.

In exchange, the Company also received $15.4 million in cash, $0.6 million in other assets and $12.1 million in land and buildings and assumed $0.5 million in liabilities. OIL's principal business purpose was to hold its interest in the Company and the transaction resulted in a transfer of non-material assets from OIL to the Company. Therefore, there was no change in the reporting entity as a result of the transaction and the Company recognized the transfer of net assets at their carrying value as presented in OIL's financial statements. Any activities of OIL will be accounted for prospectively by the Company.

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

Other comprehensive income

For the nine months ended September 30, 2015 and 2014, the Company classified $22,000 and $107,000, respectively, from accumulated other comprehensive income, of which $35,000 and $173,000, respectively, were recorded to reduce interest expense and $13,000 and $66,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2015 and 2014, the Company classified $7,000 and $35,000, respectively, from accumulated other comprehensive income, of which $10,000 and $57,000, respectively, were recorded to reduce interest expense and $3,000 and $22,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income.

Write-off of unsuccessful exploration activities

Write-off of unsuccessful exploration activities for the three and nine months ended September 30, 2015 were $0.2 million and $0.4 million, respectively. Write-off of unsuccessful exploration activities for the nine months ended September 30, 2014, was $8.1 million. This represents the write-off of exploration costs related to the Company’s exploration activities in the Wister site in California, which the Company determined in the second quarter of 2014 would not support commercial operations.

Acquisition of interests in Crump Geyser and North Valley geothermal projects

On August 5, 2014, the Company signed a definitive Purchase and Sale Agreement with Alternative Earth Resources Inc. (“AER”), pursuant to which the Company paid $1.5 million in cash and (i) purchased AER's (a) 50% interest in Crump Geyser Company (“CGC”), which holds the rights to the Crump Geyser geothermal project, and (b) rights to the North Valley geothermal project and (ii) obtained an option, exercisable over a four-year period, to purchase certain of AER's New Truckhaven geothermal leases. Prior to this transaction, CGC was consolidated by the Company as a variable interest entity. As a result of the acquisition of the remaining interest, the Company continues to consolidate CGC, but now as a wholly owned indirect subsidiary, and so the carrying value of the noncontrolling interest of CGC of $1.0 million was reclassified to the Company's equity and the difference of $0.2 million between the fair value of the consideration paid and the related carrying value of the nonconrolling interest acquired was recorded within “additional paid in capital” in the condensed consolidated statement of equity.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2015 and December 31, 2014, the Company had deposits totaling $41,071,000 and $23,488,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2015 and December 31, 2014, the Company’s deposits in foreign countries amounted to approximately $134,986,000 and $24,304,000, respectively.

At September 30, 2015 and December 31, 2014, accounts receivable related to operations in foreign countries amounted to approximately $22,981,000 and $21,935,000, respectively. At September 30, 2015 and December 31, 2014, accounts receivable from the Company’s primary customers amounted to approximately 73.7% and 69.0%, respectively, of the Company’s accounts receivable.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 15.3% and 14.7% of the Company’s total revenue for the three months ended September 30, 2015 and 2014, respectively and 19.3% and 16.6% for the nine months ended September 30, 2015 and 2014, respectively.

Southern California Edison accounted for 13.4% and 19.9% of the Company’s total revenue for the three months ended September 30, 2015 and 2014, respectively, and 11.1% and 15.2% for the nine months ended September 30, 2015 and 2014, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 13.5% and 15.8% of the Company’s total revenue for the three months ended September 30, 2015 and 2014, respectively, and 15.4% and 15.6% for the nine months ended September 30, 2015 and 2014, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2015

Service Concession Arrangements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-05, Service Concession Arrangements, Topic 853. The update provides that an operating entity should not account for a service concession arrangement within the scope of this update as a lease in accordance with Topic 840, Leases. The amendments also specify that the infrastructure used in a service concession arrangement should not be recognized as property, plant, and equipment of the operating entity. A service concession arrangement is an arrangement between a public-sector entity grantor and an operating entity under which the operating entity operates the grantor’s infrastructure and may provide the construction, upgrading, or maintenance services for the grantor’s infrastructure. The amendments apply to an operating entity of a service concession arrangement entered into with a public-sector entity grantor when the arrangement meets both of the following conditions: (1) the grantor controls or has the ability to modify or approve the services that the operating entity must provide for the infrastructure, to whom it must provide them, and at what price and (2) the grantor controls, through ownership, beneficial entitlement, or otherwise, any residual interest in the infrastructure at the end of the term of the arrangement. The guidance was applied on a modified retrospective basis to service concession arrangements in existence at January 1, 2015. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

New accounting pronouncements effective in future periods

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, Topic 330. The update contains no amendments to disclosure requirements, but replaces the concept of ‘lower of cost or market’ with that of ‘lower of cost and net realizable value’. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. The amendments should be applied prospectively with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements.

Amendments to Fair Value Measurement

In June 2015, the FASB issued ASU 2015-10, Amendment to Fair Value Measurement, Subtopic 820-10. The amendment provides that the reporting entity shall disclose for each class of assets and liabilities measured at fair value in the statement of financial position the following information: for recurring fair value measurements, the fair value measurement at the end of the reporting period, and for non-recurring fair vale measurement, the fair value measurement at the relevant measurement date and the reason for the measurement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, Topic 810. The update provides that all reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions and potentially revise their disclosures. This amendment affects both variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The update does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity (has a variable interest) should first determine if the VIE model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a VIE, then the VOE model should be applied to determine whether the entity should be consolidated by the reporting entity. Since consolidation is only assessed for legal entities, the determination of whether there is a legal entity is important. It is often clear when the entity is incorporated, but unincorporated structures can also be legal entities and judgment may be required to make that determination. The update contains a new example that highlights the judgmental nature of this legal entity determination. The update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Simplifying the Presentation of Debt Costs

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30. The update clarifies that given the absence of authoritative guidance within Update 2015-03 for debt issuance costs described below, debt issuance costs related to line-of-credit arrangement can be deferred and presented as assets and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Costs, Subtopic 835-30. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this update in its interim period beginning January 1, 2016 and expects the potential impact to be a reclassification of the debt issuance costs totaling $20.3 million as of September 30, 2015.

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606, which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted no earlier than 2017 for calander fiscal year entities. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$5,470	$4,840
Self-manufactured assembly parts and finished products	11,125	12,090
Total	$16,595	$16,930

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Sarulla	$(12,667)	$(3,617)

The Sarulla Project

The Company is a 12.75% member of a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia with expected generating capacity of approximately 330 megawatts (“MW”). The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and will be owned and operated by the consortium members under the framework of a Joint Operating Contract (“JOC”) and Energy Sales Contract (“ESC”) that were signed on April 4, 2013. Under the JOC, PT Pertamina Geothermal Energy (“PGE”), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years. In addition to its equity holdings in the consortium, the Company designed the Sarulla plant and will supply its Ormat Energy Converters (“OECs”) to the power plant, as further described below.

The project is being constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence towards the end of 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. Engineering, procurement and construction (“EPC”) are in progress. The infrastructure work has been substantially completed and major equipment, including Ormat’s partial OECs and Toshiba’s steam turbine, have arrived in country. The drilling of production and injection wells is also in progress in all three phases. However, the project company is experiencing delays in drilling and reaching EPC milestones, as well as cost overruns, mainly in the field development of the second and third phases of the project. The consortium members are currently examining the significance of these cost overruns and their implications for the project's budget as well as for the financing of the project (described below).

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

The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the nine months ended September 30, 2015, the project recorded a loss equal to $32.6 million, of which the Company's share was $4.2 million which was recorded in other comprehensive income. The related accumulated loss recorded by the Company as of September 30, 2015 is $12.3 million.

Pursuant to a supply agreement that was signed in October 2013, the Company is supplying its OECs to the power plant and has added the $255.6 million supply contract to its product segment backlog. All of the scheduled milestones under Ormat’s supply agreement were achieved and the manufacturing work is currently progressing as planned. The Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenue over the course of the next two to three years. The Company has eliminated the related intercompany profit of $5.2 million against equity in loss of investees.

During the nine months ended September 30, 2015, the Company did not make any additional investment contributions to the Sarulla project.

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

The following table sets forth certain fair value information at September 30, 2015 and December 31, 2014 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2015
		Fair Value
	Carrying Value at September 30, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$44,187	$44,187	$44,187	$—	$—
Derivatives:
Swap transaction on natural gas price (1)	223	223	—	223	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (2)	(1,548)	(1,548)	—	(1,548)	—
	$42,862	$42,862	$44,187	$(1,325)	$—

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

(1)

This amount relates to a swap contract on natural gas prices, valued primarily based on observable inputs, including forward and spot prices for related commodity indices, and is included within “prepaid expenses and other” and “accounts payable and accrued expenses” on September 30, 2015 and December 31, 2014, respectively, in the consolidated balance sheets with the corresponding gain or loss being recognized within “Electricity revenue” in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within “accounts payable and accrued expenses” on September 30, 2015 and December 31, 2014, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Foreign currency translation and transaction losses” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	(loss)	2015	2014	2015	2014

Swap transaction on oil price	Electricity revenue	—	1,657	—	1,885

Swap transactions on natural gas price	Electricity revenue	369	2,295	767	(609)

Currency forward contracts	Foreign currency translation and transaction gains (losses)	869	(2,422)	(1,349)	(2,430)
		$1,238	$1,530	$(582)	$(1,154)

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The foregoing swap transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Electricity revenue” in the consolidated statements of operations and comprehensive income. The Company recognized a net gain from these transactions of $0.8 million in the nine months ended September 30, 2015, compared to net gain of $1.3 million in the nine months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, the Company recognized a net gain from these transactions of $0.4 million and $4.0 million, respectively.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2015.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$28.5	$32.2	$27.6	$31.6
Olkaria III Loan - OPIC	266.4	279.4	269.1	282.6
Amatitlan Loan	43.2	—	41.1	—
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	36.0	71.4	33.3	67.2
OrCal Geothermal Inc. ("OrCal")	53.3	55.5	51.8	55.1
OFC 2 LLC ("OFC 2")	234.2	238.8	266.0	272.5
Senior Unsecured Bonds	262.0	265.4	250.1	250.4
Loan from institutional investors	6.2	12.2	6.0	11.9

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$28.5	$28.5
Olkaria III - OPIC	—	—	266.4	266.4
Amatitlan loan	—	43.2	—	43.2
Senior Secured Notes:
OFC	—	36.0	—	36.0
OrCal	—	—	53.3	53.3
OFC 2	—	—	234.2	234.2
Senior unsecured bonds	—	—	262.0	262.0
Loan from institutional investors	—	—	6.2	6.2
Other long-term debt	—	8.3	—	8.3
Deposits	15.8	—	—	15.8

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

NOTE 6 — STOCK-BASED COMPENSATION

The 2004 Incentive Compensation Plan

In 2004, the Company’s Board of Directors adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested stock-based awards may be exercised for up to ten years from the grant date. The shares of common stock will be issued from the Company’s authorized share capital upon exercise of options or SARs. The 2004 Incentive Plan expired in May 2012 upon adoption of the 2012 Incentive Compensation Plan (“2012 Incentive Plan”), except as to share based awards outstanding under the 2004 Incentive Plan on that date.

The 2012 Incentive Compensation Plan

In May 2012, the Company’s shareholders adopted the 2012 Incentive Plan, which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, SARs, stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock have been reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan typically vest and become exercisable as follows: 25% vest 24 months after the grant date, an additional 25% vest 36 months after the grant date, and the remaining 50% vest 48 months after the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become exercisable one year after the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock will be issued from the Company’s authorized share capital upon exercise of options or SARs.

The 2012 Incentive Plan empowers the Company’s Board of Directors, in its discretion, to amend the 2012 Incentive Plan in certain respects. Consistent with this authority, in February 2014 the Board adopted and approved certain amendments to the 2012 Incentive Plan. The key amendments are as follows:

●     Increase of per grant limit: Section 15(a) of the 2012 Incentive Plan was amended to allow the grant of up to 400,000 shares of the Company’s common stock with respect to the initial grant of an equity award to newly hired executive officers in any calendar year; and

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

●     Acceleration of vesting: Section 15(l) of the 2012 Incentive Plan was amended to clarify the Company’s ability to provide in the applicable award agreement that part and/or all of the award will be accelerated upon the occurrence of certain predetermined events and/or conditions, such as a "change in control" (as defined in the 2012 Incentive Plan, as amended).

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Interest related to sale of tax benefits	$2,375	$3,430	$7,062	$9,678
Interest expense	16,510	19,910	50,430	57,139
Less — amount capitalized	(1,137)	(846)	(3,057)	(1,733)
	$17,748	$22,494	$54,435	$65,084

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Weighted average number of shares used in computation of basic earnings per share	49,023	45,690	48,388	45,594
Add:
Additional shares from the assumed exercise of employee stock options	2,090	412	1,626	323

Weighted average number of shares used in computation of diluted earnings per share	51,113	46,102	50,014	45,917

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 341,946 and 3,344,331 for the three months ended September 30, 2015 and 2014, respectively, and 600,169 and 3,257,456 for the nine months ended September 30, 2015 and 2014, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2015:
Net revenue from external customers	$97,245	$65,607	$162,852
Intersegment revenue	—	10,657	10,657
Operating income (loss)	28,346	18,133	46,479
Segment assets at period end *	2,103,754	182,579	2,286,333
* Including unconsolidated investments	—	—	—

Three Months Ended September 30, 2014:
Net revenue from external customers	$102,506	$37,736	$140,242
Intersegment revenue	—	7,244	7,244
Operating income (loss)	32,411	11,377	43,788
Segment assets at period end *	2,083,715	88,198	2,171,913
* Including unconsolidated investments	1,339	—	1,339

Nine Months Ended September 30, 2015:
Net revenue from external customers	$278,124	$145,446	$423,570
Intersegment revenue	—	41,314	41,314
Operating income (loss)	73,220	41,753	114,973
Segment assets at period end *	2,103,754	182,579	2,286,333
* Including unconsolidated investments	—	—	—

Nine Months Ended September 30, 2014:
Net revenue from external customers	$289,015	$121,266	$410,281
Intersegment revenue	—	43,580	43,580
Operating income (loss)	72,850	35,839	108,689
Segment assets at period end *	2,083,715	88,198	2,171,913
* Including unconsolidated investments	1,339	—	1,339

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue:
Total segment revenue	$162,852	$140,242	$423,570	$410,281
Intersegment revenue	10,658	7,244	41,314	43,580
Elimination of intersegment revenue	(10,658)	(7,244)	(41,314)	(43,580)
Total consolidated revenue	$162,852	$140,242	$423,570	$410,281

Operating income:
Operating income	$46,479	$43,788	$114,973	$108,689
Interest income	53	35	106	236
Interest expense, net	(17,748)	(22,494)	(54,435)	(65,084)
Foreign currency translation and transaction gains (losses)	1,296	(2,946)	(641)	(3,639)
Income attributable to sale of equity interest	8,634	5,487	18,917	18,334
Gain from sale of property, plant and equipment	—	—	—	7,628
Other non-operating income (expense), net	(131)	243	(1,523)	649
Total consolidated income before income taxes and equity in income of investees	$38,583	$24,113	$77,397	$66,813

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

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, the United States District Court for the Eastern District of California rejected many of the parties' initial arguments. On October 14, 2015, the court denied the defendants’ motion to dismiss the plaintiffs’ sole remaining claim. The discovery stage will now commence. The Company believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and PGV’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the Supreme Court of the United States’ decision in NLRB v. Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment is appropriate.  On June 26, 2015, the Board rejected PGV's arguments and ordered PGV to recognize the Union. On June 30, 2015, PGV appealed the NLRB decision to the United States Court of Appeals for the DC Circuit. The NLRB also filed a complaint and requested a hearing on December 8, 2015 to bring unfair labor practice allegations before an administrative law judge even though the charges turn in large part on the disposition of the appeal. The Company believes that it has valid defenses under law.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

●

In January 2014, Ormat learned that two former employees filed a "qui tam" complaint seeking damages, penalties and other relief, alleging that the Company and certain of its subsidiaries (collectively, the "Ormat Parties"), submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The United States Department of Justice declined to intervene. The complaint, which is pending before the United States District Court for the District of Nevada, has entered the discovery stage. On July 7, 2015, the Court issued a protective order stipulating limitations against the relators for the benefit of the Ormat Parties, to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. The Ormat Parties believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

●

On August 14, 2015, a former local sales representative in Chile, Aquavant, S.A., filed a preliminary motion with the 18th Civil Court of Santiago, requesting the production of documents relating to the Company’s activities in Chile. The motion alleges, based on the theory of unjust enrichment, that the Ormat Parties should pay agency fees to the plaintiffs in connection with the EPC contract entered into with Enel Green Power and/or Empresa Nacional del Petroleo, and/or other activities in Chile. The preliminary motion was denied by the 18th Civil Court. Plaintiffs refiled the motion in substantively similar form before the 11th Civil Court of Appeals in Santiago. The 11th Civil Court granted the motion, and has issued an order for Ormat to produce certain documents. Defendants subsequently filed a motion to dismiss the document production order, which was denied on October 6, 2015. The Ormat Parties believe that they have valid defenses under law.

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

NOTE 11 — INCOME TAXES

Income tax benefit for the nine months ended September 30, 2015 includes a tax benefit of a $49.4 million deferred tax asset relating to the release of the valuation allowance for the additional 50% investment deduction for our Olkaria 3 power plant in Kenya based on amendments to the Kenya Income Tax Act that came into effect on September 11, 2015 and which extended the period to utilize such investment deduction from five years to ten years. The Company’s effective tax rate for the nine months ended September 30, 2015, excluding the income tax benefit of $49.4 million, and 2014 was 29.3% and 26.5%, respectively. The effective tax rate, excluding the income tax benefit of $49.4 million, differs from the federal statutory rate of 35% for the nine months ended September 30, 2015 due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of NOL carryforwards and unutilized tax credits (see below), (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended September 30, 2015 and 2014 was $602,000 and $895,000, respectively, and for the nine months ended September 30, 2015 and 2014 was $2,628,000 and $2,921,000, respectively.

At December 31, 2014, the Company had U.S. federal NOL carryforwards of approximately $280.2 million and state NOL carryforwards of approximately $216.5 million, with a full valuation allowance available to reduce future taxable income, which expire between 2021 and 2034 for federal NOLs and between 2014 and 2034 for state NOLs. The Company’s investment tax credits (“ITCs”) in the amount of $0.7 million at December 31, 2014 are available for a 20-year period and expire between 2022 and 2024. Production tax credits (“PTCs”) in the amount of $71.4 million at December 31, 2014 are available for a 20-year period and expire between 2026 and 2034.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

As more fully described in Note 1 (under the heading “Northleaf Transaction”), the Company entered into a significant transaction for the partial sale of certain assets which resulted in a taxable gain in the U.S., for which the Company expects to utilize a portion of its NOL and tax credit carryforwards to fully offset the tax impact of the gain. In 2015 or in future years, if sufficient additional evidence of the Company’s ability to generate future taxable income is established, the Company may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in its consolidated statement of operations.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$7,511	$4,950
Additions based on tax positions taken in prior years	43	93
Additions based on tax positions taken in the current year	825	563
Reduction based on tax positions taken in prior years	(1,267)	—
Balance at end of year	$7,112	$5,606

NOTE 12 — SUBSEQUENT EVENTS

Term loan prepayment

In October 2015, the Company prepaid in full a term loan with a group of financial institutions in accordance with the loan’s prepayment provisions. The aggregate outstanding principal amount of the term loan was $6 million as of September 30, 2015 and the total prepayment amount was $6.2 million comprising principal and interest.

Cash dividend

On November 3, 2015, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $2.9 million ($0.06 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 18, 2015, payable on December 2, 2015.

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

●	construction or other project delays or cancellations;

●	political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate;

●	the enforceability of long-term PPAs for our power plants;

●	contract counterparty risk;

●	weather and other natural phenomena including earthquakes, volcanic eruption, drought that may cause a shortage of cooling water in some of our assets and other natural disasters;

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

●

the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 and any update contained herein and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission; and

●

other uncertainties which are difficult to predict or beyond our control and the risk that we may incorrectly analyze these risks and uncertainties or that the strategies we develop to address them may be unsuccessful.

Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Other than as required by law, we undertake no obligation to update forward-looking statements even though our situation may change in the future. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

For the nine months ended September 30, 2015, our total revenue increased by 3.2% (from $410.3 million to $423.6 million) over the corresponding period in 2014.

For the nine months ended September 30, 2015, Electricity segment revenue was $278.1 million, compared to $289.0 million for the nine months ended September 30, 2014, a decrease of 3.8% from the prior year period. Product segment revenue for the nine months ended September 30, 2015 was $145.4 million, compared to $121.3 million during the nine months ended September 30, 2014, an increase of 19.9% from the prior year period.

During the nine months ended September 30, 2015 and 2014, our consolidated power plants generated 3,513,803 million megawatt hours (MWh) and 3,281,785 MWh, respectively, an increase of 7.1%.

For the nine months ended September 30, 2015, our Electricity segment revenue represented approximately 65.7% of our total revenue, while our Product segment revenue represented approximately 34.3% of our total revenue. For the nine months ended September 30, 2014, our Electricity segment revenue represented approximately 70.4% of our total revenue, while our Product segment revenue represented approximately 29.6% of our total revenue.

For the nine months ended September 30, 2015, approximately 75.0% of our Electricity segment revenue was derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

We reduced our economic exposure to fluctuations in the price of oil until December 31, 2014 and in the price of natural gas until March 31, 2015 and from June 1, 2015 until December 31, 2015, by entering into derivatives transactions. In the first nine months of 2015, we recorded a $0.7 million gain in Electricity revenue related to these transactions.

To comply with obligations under their respective PPAs, certain of our project subsidiaries are structured as special purpose, bankruptcy remote entities and their assets and liabilities are ring-fenced. Such assets are not generally available to pay our debt other than debt at the respective project subsidiary level.  However, these project subsidiaries are allowed to pay dividends and make distributions of cash flows generated by their assets to us subject in some cases to restrictions in debt instruments, as described below.

Electricity segment revenue is also subject to seasonal variations and can be affected by higher-than-average ambient temperatures, as described below under “Seasonality”. In addition, the revenue we report in our financial statements may show more variation due to our increased use of derivatives in connection with our variable price PPAs and the accounting principles associated with our use of those derivatives.

Revenue attributable to our Product segment is based on the sale of equipment, engineering, procurement and construction (EPC) contracts and the provision of various services to our customers. Product segment revenue may vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.

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

Recent Developments

The most significant developments in our company and business since January 1, 2015 are described below:

●

We have refined and started to implement a number of the elements of the new multi-year strategic plan which we announced on March 31, 2015, following an in-depth review of the plan by our Board during meetings in August.  We expect the plan to evolve over time in response to market conditions and other factors.  At this time however, we expect that our primary focus will be as follows:

o

Expand our geographical reach.  While we continue to evaluate opportunities worldwide, we currently see Mexico, Chile and Indonesia as very attractive markets for us.  We are actively looking at ways to expand our presence in those countries. In addition, we are looking to expand and accelerate growth through aquisition activities globally.

o

Expand into new technologies.  We ultimately hope to be able to leverage our technological capabilities over a variety of renewable energy platforms, including solar power generation and energy storage.  Initially, however, we expect that our focus will be on expanding our core geothermal competencies, such as expanding into more high temperature geothermal generation equipment and facilities.  For example, we recently announced a new collaboration with Toshiba described below, which we anticipate may facilitate joint development of geothermal systems consisting of Ormat’s binary system and Toshiba’s flash system, among other things. We may acquire companies with technological capabilities we do not currently have, or develop new technology ourselves, where we can effectively leverage our expertise to implement this part of our strategic plan.

o

Expand our customer base.  We are evaluating a number of strategies for expanding our customer base.  In the near term, however, we expect that a majority of our revenue will continue to be generated as it now is, with our traditional electrical utility customer base for the Electricity segment and our on-going business development efforts for new customers for our Product segment.

While we believe that long-term growth can be realized through our transformational efforts over time, there is no assurance if and when we will meet our objective to become a leading global provider of renewable energy or that such efforts will result in long-term growth. To be clear, we see these new initiatives as incremental measures to enhance shareholder values.  While we implement the plan, we expect to continue, and expand, both through organic growth, acquisitions, and other measures, our current business lines both in the Electricity and Product segments.

●

On October 14, 2015, we announced that we signed a strategic collaboration agreement (SCA) with Toshiba Corporation to develop strategic opportunities for collaboration in the areas of geothermal power generation systems and related equipment. Under the terms of the agreement, Ormat and Toshiba will explore and develop strategic opportunities that will enable them to offer potential customers a more competitive solution for comprehensive supplies and services related to geothermal development, from resource assessment, field development and power plant EPC to power plant operation.

●	On September 11, 2015, Kenya's Income Tax Act was amended pursuant to certain provisions of the recently adopted Finance Act, 2015. Among other matters, these amendments retain the enhanced investment deduction of 150% under Section 17B of the Income Tax Act, extend the period for deduction of tax losses from five years to ten years under Sections 15(4) and 15(5) of the Income Tax Act, and amend the effective date from January 1, 2016 to January 1, 2015 under Sections 15(4) and 15(5) of the Income Tax Act. Previously, the Company had a valuation allowance for the additional 50% investment deduction reducing its deferred tax asset in Kenya as the utilization of the related tax losses was not probable within the original five year carryforward period. As a result of the change in legislation and the expected continued profitability during the extended carryforward period, the Company expects that it will be able to fully utilize the carryforward tax losses within the ten year period and as such released the valuation allowance in Kenya resulting in a $49.4 million tax benefit in the three month period ended September 30, 2015.

●

On September 17, 2015, the Don A. Campbell geothermal power plant located in Mineral County, Nevada began commercial operation 10 months after the project broke ground and less than two years after we commenced firm operation of the first phase in December 2013. The phase II power plant is expected to generate 19 MW (net) on a yearly average basis and we sell the electricity under a 20-year PPA with the Southern California Public Power Authority (SCPPA). SCPPA resells the entire output of this plant to the Los Angeles Department of Water and Power (LADWP).

●

On July 31, 2015, one of our indirect wholly-owned subsidiaries, Ortitlàn, Limitada, obtained a 12-year secured term loan in the principal amount of $42.0 million for the 20 MW Amatitlàn power plant in Guatemala. Under the credit agreement with Banco Industrial S.A. and Westrust Bank (International) Limited, we have the flexibility to expand the Amatitlàn power plant with financing to be provided either via equity, additional debt from Banco Industrial S.A. or from other lenders, subject to certain limitations on expansion financing in the credit agreement.

●

On June 8, 2015, we repurchased $30.6 million aggregate principal amount of our OFC Senior Secured Notes from certain OFC noteholders. As a result of the repurchase, we recognized a loss of $1.7 million, including amortization of deferred financing cost of $0.5 million, which is included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015.

●

On May 7, 2015, we announced that we were selected through a competitive bid process and signed a $98.8 million EPC contract for a geothermal project in Chile. Under the terms of the EPC contract we will provide two air-cooled OECs for a high enthalpy reservoir. The project is scheduled to be completed by mid-2017.

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

●

On March 24, 2015, we announced that we entered into a 20-year PPA with Southern California Public Power Authority (SCPPA) for interstate delivery of electricity from the second phase of the Don A. Campbell project in Mineral County, Nevada. Under the terms of the PPA, the second phase of the Don A. Campbell project will receive a rate of $81.25 per megawatt hour with no annual escalation. The project began commercial operation on September 17, 2015. Northleaf Capital Partners, Ormat's new joint venture investor, will purchase an approximately 36.75% interest in the project which will be added to the existing ORPD projects portfolio once the project is completed and commissioned.

●

On February 12, 2015, we announced the completion of the share exchange transaction with Ormat Industries, our then-parent company, in which we acquired Ormat Industries through the issuance of 30,203,186 new shares of our common stock to Ormat Industries' shareholders in exchange for all of the outstanding ordinary shares of Ormat Industries, reflecting an exchange ratio of 0.2592 shares of our common stock for each ordinary share of Ormat Industries. One of the key consequences of this transaction was that the number of shares of our common stock held by non-affiliated, “public” shareholders was increased from approximately 40% to approximately 76% of our total shares outstanding, which we believe should help elevate trading volume and may increase equity coverage.

As previously disclosed, we entered into several agreements in connection with the share exchange, including the following:

●

Voting agreements with the then principal shareholders of Ormat Industries, FIMI ENRG, Limited Partnership and FIMI ENRG, L.P. (together FIMI) and Bronicki Investments Ltd. (Bronicki), which currently beneficially own approximately 14.91% and 8.26% of our outstanding shares, respectively. Under these voting agreements, FIMI and Bronicki agreed, among other things, to comply in all respects with the Israeli Tax Ruling applicable to the Ormat Industries shareholders.

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

o	prohibit, prior to January 1, 2017 and subject to certain exceptions, the sale of more than 10% of our voting securities owned in the aggregate by FIMI and Bronicki;

o

allow, following January 1, 2017, the sale of our voting securities owned by FIMI and Bronicki only if they are not acting in concert to sell or, if they are, only with 20 days’ prior written notice to us, subject to certain exceptions for public sales and mergers and acquisitions transactions; and

o	prohibit FIMI and Bronicki from renewing their shareholder rights agreement beyond its current expiration date of May 22, 2017.

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

●

On February 4, 2015, we announced that the second phase of the McGinness Hills geothermal power plant located in Lander County, Nevada began commercial operation. Since February 1, 2015, the complex sells electricity under an amended PPA with NV Energy at a new energy rate of $85.58/MWh with one percent annual escalator through December 2032. Following resource confirmation and excellent performance of the first phase of McGinness Hills, which had been operational since June 2012, the second phase initiated construction in March 2014. The second phase of the McGinness Hills plant came on line on February 1, 2015 and brought the complex’s total capacity to approximately 72MW.

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

●

As noted in "Recent Developments" we have adopted a new strategic plan for growth of our company, in terms of geographic scope, customer base, and technology platforms covered by our product and service offerings, with a view to driving increased net income from operations.  Under this plan, we will continue to focus on organic growth and increasing operational efficiency of our existing business lines.  However, we also plan to actively pursue acquisition opportunities, both in our existing business lines and the solar power generation and energy storage businesses targeted as part of the plan. We will face a number of challenges and uncertainties in implementing this plan, and we may revise elements of the plan in response to market conditions or other factors as we move forward with the plan.

●

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. For example in June 2013 President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. The EPA published rules relating to carbon pollution standards for certain existing, new, modified and reconstructed power plants on October 23, 2015. Under the Clean Power Plan that applies to certain existing power plants, states are to prepare –plans to meet the EPA’s goal of cutting carbon emission from the power sector by 32% below 2005 levels nationwide by 2030. In addition, several states and regions are already addressing legislation to reduce greenhouse gas emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. On October 20, 2011 the California Air Resources Board adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. On April 29, 2015 California’s Governor Brown issued an Executive Order setting an interim target of 40% below 1990 levels by 2030. In addition to California, twenty U.S. states have set greenhouse gas emissions reduction targets. Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, the California Senate Bill X1-2 (SBX1-2) was signed into law, and increased California’s RPS to 33% by December 31, 2020. In October 2015, California Governor signed SB 350. Under the new bill the California’s RPS have been increased to 50% by 2030. In June 2015, Hawaii Governor has signed a bill that sets the state’s renewable energy goal at 100% by 2045.These bills may facilitate additional sales and trading options when negotiating PPAs and selling electricity from our projects.

●	In June 2013, the Nevada state legislature passed three bills that were signed by Nevada’s Governor and were expected to support additional renewable energy development in the state. Senate Bill (SB) No. 123 from 2013 required the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 550 MW of anticipated natural gas resources and 350 MW of electric generating capacity from renewable energy facilities. The provisions of SB 123 have been fulfilled in part and indefinitely suspended in part:

o	Three new solar PV projects totaling 215 MW and acquisitions by Nevada Power of 3 existing natural-gas-fired facilities generating about 496 MW of electric power fulfilled most of the SB 123 mandate.

o

Approximately 135 MW of the SB 123 mandate has not been fulfilled, and the requirement to do that has been indefinitely suspended by new legislation adopted by the Nevada legislature in 2015.  That legislation, AB 498, suspended the SB 123 mandate with respect to the portion of the mandate that has not been fulfilled.

Final regulations have been adopted to implement other 2013 Nevada legislation related to renewable portfolio standards (or RPS) in Nevada and the related quantification and qualification of different types of portfolio energy credits that may be used by Nevada utilities to satisfy RPS requirements. These regulations (when fully effective) are expected to align Nevada’s RPS with current RPS standards in other states in the regional WREGIS market, such as by:

o	eliminating a 2.4 multiplier that previously applied to new solar PV distributed generation,

o

phasing out (by 2025) Nevada's inclusion of energy efficiency credits which have previously counted for up to 25% of Nevada's RPS and phasing out recognition of the related portfolio energy credits ("PECs") for purposes of Nevada's RPS, and

o	diminishing the allowance for station usage PECs for geothermal projects under the Nevada RPS.

●

On September 26, 2014, Governor Brown of California signed into law Assembly Bill No. 2363 (AB-2363), which requires the California Public Utilities Commission to adopt, by December 31, 2015, a methodology for determining the costs of integrating eligible renewable energy resources.

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

●

In the Electricity segment, we expect intense competition from the solar and wind power generation industry to continue and increase. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase and the amount of renewable energy under contract as well as a potential decline in natural gas prices due to increased production which can affect the market price for electricity may contribute to a reduction in electricity prices. Despite increased competition from the solar and wind power generation industry, we believe that base load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources. Also, geothermal power plants can positively impact electrical grid stability and provide valuable ancillary services because of their base load nature. In the geothermal industry, due to reduced competition for geothermal leases, we have experienced a decrease in the upfront fee required to secure geothermal leases.

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

●

The changing natural gas landscape, the resulting effect on natural gas pricing (in either direction) and the corresponding implications for electric utilities and other producers of electricity in terms of planning for and choosing a source of fuel, will affect the pricing under our PPAs that have short run avoided cost pricing, as described below, and may affect the pricing under new PPA’s that we may sign.

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

●

The Sarulla 330 MW project was released for construction, and we began to recognize our first product segment revenue in the quarter ended September 30, 2014 under the supply contract we signed with the EPC contractor. Going forward we expect to derive significant revenue from the supply contract. We expect to generate additional income from our 12.75% equity investment in the Sarulla consortium following the commercial operation of the project. The Sarulla project’s future operations may be impacted by various factors which we do not control given our minority position in the consortium, as well as other factors discussed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014.

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

Revenue attributable to our Electricity segment is derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 75.0% of our Electricity revenue for the nine months ended September 30, 2015 was derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our 143MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the price paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil. Accordingly, our revenue from those power plants may fluctuate. In each of 2013 and 2014, we entered into derivative transactions in an attempt to reduce our exposure to fluctuations in the prices of oil from Puna’s PPAs until December 31, 2014 and natural gas from California SO#4 PPAs until March 31, 2015 and from June 1, 2015 until December 31, 2015.

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

The following table sets forth a breakdown of our revenue for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue:
Electricity	$97,245	$102,506	$278,124	$289,015	59.7%	73.1%	65.7%	70.4%
Product	65,607	37,736	145,446	121,266	40.3	26.9	34.3	29.6
Total	$162,852	$140,242	$423,570	$410,281	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenue attributable to our Electricity and Product segments for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Electricity Segment:
United States	$68,123	$72,908	$192,159	$202,860	70.1%	71.1%	69.1%	70.2%
Foreign	29,122	29,598	85,965	86,155	29.9	28.9	30.9	29.8
Total	$97,245	$102,506	$278,124	$289,015	100%	100%	100%	100%

Product Segment:
United States	$3,776	$-	$8,876	$17,000	5.8%	-%	6.1%	14%
Foreign	61,831	37,736	136,570	104,266	94.2	100	93.9	86.0
Total	$65,607	$37,736	$145,446	$121,266	100%	100%	100%	100%

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices (mainly for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas & Electric in California for the Heber 1 and 2 power plants in the Heber complex, the Mammoth complex, the Ormesa complex, and the North Brawley power plant are higher in the months of June through September. As a result, we receive, and expect to continue to receive in the future, higher revenue during such months. In the winter, our power plants produce more energy principally due to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity revenue. However, the higher payments payable by Southern California Edison and Pacific Gas & Electric Company in the summer months have a more significant impact on our revenue than that of the higher energy component of our Electricity revenue generally generated in winter due to increased efficiency. As a result, our Electricity revenue is generally slightly higher in the summer than in the winter.

        Breakdown of Cost of Revenue

Electricity Segment

The principal cost of revenue attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. For our California power plants, as well as power plants in Nevada that sell electricity to California, our principal cost of revenue also includes transmission charges and scheduling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenue. Royalty payments, included in cost of revenue, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenue derived from the associated geothermal rights. Royalties constituted approximately 4.0% and 4.3% of Electricity segment revenue for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

Cash, Cash Equivalents, Marketable Securities and Short-Term Bank Deposit

Our cash and cash equivalents, as of September 30, 2015 increased to $171.5 million from $40.2 million as of December 31, 2014. This increase was principally due to: (i) $123.0 million derived from operating activities during the nine months ended September 30, 2015; (ii) $156.8 million net proceeds derived from the issuance of shares to noncontrolling interest, (iii) $42.0 million of proceeds from the loan for our Amatitlan power plant; (iv) $15.4 million derived from our share exchange transaction with Ormat Industries; and (v) a net change in restricted cash, cash equivalents and marketable securities of $22.7 million. This increase was partially offset by: (i) our use of $117.6 million to fund capital expenditures; (ii) $30.6 million of cash paid to repurchase a portion of our OFC Senior Secured Notes; (iii) net repayment of $40.5 million of long-term debt; (iv) repayment of $20.3 million of our revolving credit lines with commercial banks; (v) $13.9 million cash paid to non-controlling interest; and (vi) $9.8 million cash dividend paid. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2015 was $537.5 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $392.6 million as of September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenue:
Electricity	$97,245	$102,506	$278,124	$289,015
Product	65,607	37,736	145,446	121,266
	162,852	140,242	423,570	410,281
Cost of revenues:
Electricity	61,501	61,727	179,604	186,083
Product	42,019	23,040	89,826	75,307
	103,520	84,767	269,430	261,390
Gross margin
Electricity	35,744	40,779	98,520	102,932
Product	23,588	14,696	55,620	45,959
	59,332	55,475	154,140	148,891
Operating expenses:
Research and development expenses	335	250	1,112	395
Selling and marketing expenses	4,383	4,258	12,099	10,853
General and administrative expenses	7,950	7,179	25,597	20,847
Impairment charge	—	—	—	—
Write-off of unsuccessful exploration activities	185	—	359	8,107
Operating income	46,479	43,788	114,973	108,689
Other income (expense):
Interest income	53	35	106	236
Interest expense, net	(17,748)	(22,494)	(54,435)	(65,084)
Foreign currency translation and transaction gains (losses)	1,296	(2,946)	(641)	(3,639)
Income attributable to sale of tax benefits	8,634	5,487	18,917	18,334
Gain from sale of property, plant and equipment	—	—	—	7,628
Other non-operating income (expense), net	(131)	243	(1,523)	649

Income before income taxes and equity in losses of investees	38,583	24,113	77,397	66,813
Income tax (provision) benefit	38,211	(6,444)	26,696	(17,731)
Equity in losses of investees, net	(3,133)	(899)	(4,892)	(1,210)
Net income	73,661	16,770	99,201	47,872
Net income attributable to noncontrolling interest	(1,522)	(256)	(2,616)	(670)
Net income attributable to the Company's stockholders	$72,139	$16,514	$96,585	$47,202
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$1.47	$0.36	$2.00	$1.04
Diluted:
Net income	$1.41	$0.36	$1.93	$1.03
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,023	45,690	48,388	45,594
Diluted	51,113	46,102	50,011	45,917

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statements of Operations Data:
Revenue:
Electricity	59.7%	73.1%	65.7%	70.4%
Product	40.3	26.9	34.3	29.6
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	63.2	60.2	64.6	64.4
Product	64.0	61.1	61.8	62.1
	63.6	60.4	63.6	63.7
Gross margin
Electricity	36.8	39.8	35.4	35.6
Product	36.0	38.9	38.2	37.9
	36.4	39.6	36.4	36.3
Operating expenses:
Research and development expenses	0.2	0.2	0.3	0.1
Selling and marketing expenses	2.7	3.0	2.9	2.6
General and administrative expenses	4.9	5.1	6.0	5.1
Impairment charge	0.0	0.0	0.0	0.0
Write-off of unsuccessful exploration activities	0.1	0.0	0.1	2.0
Operating income	28.5	31.2	27.1	26.5
Other income (expense):
Interest income	0.0	0.0	0.0	0.1
Interest expense, net	(10.9)	(16.0)	(12.9)	(15.9)
Foreign currency translation and transaction gains (losses)	0.8	(2.1)	(0.2)	(0.9)
Income attributable to sale of tax benefits	5.3	3.9	4.5	4.5
Gain from sale of property, plant and equipment		0.0	0.0	1.9
Other non-operating income (expense), net	(0.1)	0.2	(0.4)	0.2

Income before income taxes and equity in losses of investees	23.7	17.2	18.3	16.3
Income tax provision	23.5	(4.6)	6.3	(4.3)
Equity in losses of investees, net	(1.9)	(0.6)	(1.2)	(0.3)
Net income	45.2	12.0	23.4	11.7
Net income attributable to noncontrolling interest	(0.9)	(0.2)	(0.6)	(0.2)
Net income attributable to the Company's stockholders	44.3%	11.8%	22.8%	11.5%

Comparison of the Three Months Ended September 30, 2015 and the Three Months Ended September 30, 2014

Total Revenue

Total revenue for the three months ended September 30, 2015 was $162.9 million, compared to $140.2 million for the three months ended September 30, 2014, which represented a 16.1% increase from the prior year period. This increase was attributable to our Product segment, in which revenue increased by 73.9%, compared to the corresponding period in 2014.

Electricity Segment

Revenue attributable to our Electricity segment for the three months ended September 30, 2015 was $97.2 million, compared to $102.5 million for the three months ended September 30, 2014 despite a 10.0% increase in generation. This decrease was primarily attributable to our Puna power plant having lower energy rates due to the decrease in oil prices, as well as lower revenue in some of our power plants due to lower natural gas prices and a reduction in net gain on derivative contracts on oil and natural gas prices from $4.0 million in the three months ended September 30, 2014 to $0.4 million in the three months ended September 30, 2015. The decrease was partially offset by operations of the second phase of the McGinness Hills power plant in Nevada, which commenced commercial operation in February 2015.

Power generation in our power plants increased by 10.0% from 1,037,272 MWh in the three months ended September 30, 2014 to 1,141,058 MWh in the three months ended September 30, 2015 mainly due to the commencement of commercial operation of second phase of the McGinness Hills power plant.

Product Segment

Revenue attributable to our Product segment for the three months ended September 30, 2015 was $65.6 million, compared to $37.7 million for the three months ended September 30, 2014, which represented a 73.9% increase. The increase in our Product segment revenue was primarily due to timing of revenue recognition, different product mix and commencing revenue recognition in new contracts.

Total Cost of Revenue

Total cost of revenue for the three months ended September 30, 2015 was $103.5 million, compared to $84.8 million for the three months ended September 30, 2014, which represented a 22.1% increase. This increase was due to the increase in cost of revenue from our Product segment. As a percentage of total revenue, our total cost of revenue for the three months ended September 30, 2015, increased to 63.6%, from 60.4% for the three months ended September 30, 2014. This increase was attributable to an increase in the cost of revenue as a percentage of total revenue, in both our Electricity and Product segments, as further explained below.

Electricity Segment

Total cost of revenue attributable to our Electricity segment for the three months ended September 30, 2015 and for the three months ended September 30, 2014, was $61.5 million and $61.7 million, respectively. Despite additional costs of revenue related to the second phase of the McGinness Hills power plant that commenced commercial operation in February 2015, as discussed above, our total cost of revenue attributable to our Electricity segment remained flat as a result of a decrease in the O&M costs in many of our power plants. As a percentage of total electricity revenue, our total cost of revenue attributable to our Electricity segment for the three months ended September 30, 2015, was 63.2% compared to 60.2% for the three months ended September 30, 2014. This increase was due to the decrease in our Electricity segment revenue as discussed above.

The margin in the electricity segment for the three months ended September 30, 2015, was significantly impacted by approximately $6 million reduction in oil and natural gas prices as well as a $3.6 million net gain on derivative contracts compared to the three months ended September 30, 2014. Excluding these effects, the gross margin for the three months ended September 30, 2014 compared to the three months ended September 30, 2015, increased from 33.2% to 36.5%, respectively. This reflects the enhancements implemented in our power plants and the improved efficiencies of our operating portfolio along with the new capacity that came on line.

Product Segment

Total cost of revenue attributable to our Product segment for the three months ended September 30, 2015 was $42.0 million, compared to $23.0 million, for the three months ended September 30, 2014, which represented an 82.4% increase. This increase was primarily due to the increase in Product segment revenue, as discussed above. As a percentage of total Product segment revenue, our total cost of revenue attributable to our Product segment for the three months ended September 30, 2015, was 64.0% compared to 61.1%, for the three months ended September 30, 2014. This increase was primarily due to a different product mix in the relevant period.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2015 and 2014 were $0.3 million.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2015 and 2014, were $4.4 million. Selling and marketing expenses for the three months ended September 30, 2015 constituted 2.7% of total revenue for such period, compared to 3.0% for the three months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2015 were $8.0 million, compared to $7.2 million for the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2015, constituted 5.0% of total revenue for such period, compared to 5.1% for the three months ended September 30, 2014.

Operating Income

Operating income for the three months ended September 30, 2015 was $46.5 million, compared to $43.8 million for the three months ended September 30, 2014, which represented a 6.1% increase. The increase in operating income was principally attributable to the increase in our gross margin in our Product segment primarily due to the increase in revenues, as discussed above. The increase was partially offset by a decrease in our gross margin in our Electricity segment principally due to the decrease in Electricity revenues, as discussed above. Operating income attributable to our Electricity segment for the three months ended September 30, 2015 was $28.3 million, compared to $32.4 million for the three months ended September 30, 2014. Operating income attributable to our Product segment for the three months ended September 30, 2015 was $18.1 million, compared to $11.4 million for the three months ended September 30, 2014.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2015 was $17.7 million, compared to $22.5 million for the three months ended September 30, 2014. This decrease was primarily due to (i) lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (ii) $1.1 million decrease in interest expense related to sale of tax benefits. The decrease was partially offset by an increase in interest expense related to a loan in the amount of $140.0 million received under the OFC 2 Senior Secured Notes to finance the construction of the second phase of the McGinness Hills power plant in August 2014.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the three months ended September 30, 2015 were $1.3 million, compared to losses of $2.9 million for the three months ended September 30, 2014. Foreign currency translation and transaction gains and losses were attributable primarily to gains and losses on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the three months ended September 30, 2015 was $8.6 million, compared to $5.5 million for the three months ended September 30, 2014. This income mainly represents the value of PTCs and taxable income generated by OPC and ORTP of $3.8 million and $4.8 million, respectively, which were allocated to the respective investors in the three months ended September 30, 2015, compared to an income of $1.7 million and $3.9 million, respectively, in the three months ended September 30, 2014.

Income Taxes

Income tax benefit for the three months ended September 30, 2015 was $38.2 million, compared to income tax provision of $6.4 million for the three months ended September 30, 2014. Income tax benefit for the three months ended September 30, 2015, includes a $49.4 million deferred tax asset relating to the release of the valuation allowance for the additional 50% investment deduction for our Olkaria 3 power plant in Kenya based on amendments to the Kenya Income Tax Act that came into effect on September 11, 2015 and which extended the period to utilize such investment deduction from five years to ten years. Income tax provision for the three months ended September 30, 2015, excluding the $49.4 million, was $11.2 million, compared to $6.4 million for the three months ended September 30, 2014. Our effective tax rate for the three months ended September 30, 2015, excluding the $49.4 million, and the three months ended September 30, 2014, was 29.0% and 26.7%, respectively. The effective tax rate differs from the statutory rate of 35% for the three months ended September 30, 2015, primarily due to losses in the U.S. and certain foreign jurisdictions as described in Footnote 11 of the financial statements.

Equity in losses of investees, net

    Equity in losses of investees, net for the three months ended September 30, 2015, was $3.1 million, compared to $0.9 million for the three months ended September 30, 2014. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended September 30, 2015 was $73.7 million, compared to $16.8 million for the three months ended September 30, 2014, which represents an increase of $56.9 million. The increase in net income was attributable to the deferred tax asset in Kenya and related expenses in the amount of $48.7 million, the increase of $2.7 million in operating income and lower interest expenses of $4.7 million, as discussed above.

Comparison of the Nine Months Ended September 30, 2015 and the Nine Months Ended September 30, 2014

Total Revenue

Total revenue for the nine months ended September 30, 2015 was $423.6 million, compared to $410.3 million for the nine months ended September 30, 2014, which represented a 3.2% increase from the prior year period. This increase was attributable to our Product segment, in which revenue increased by 19.9%, compared to the corresponding period in 2014. The increase was partially offset by a 3.8% decrease in our Electricity segment over the corresponding period in 2014.

Electricity Segment

Revenue attributable to our Electricity segment for the nine months ended September 30, 2015 was $278.1 million, compared to $289.0 million for the nine months ended September 30, 2014, which represented a 3.8% decrease in such revenue. This decrease was primarily attributable to our Puna power plant having lower generation due to a hurricane and lower energy rates due to the decrease in oil prices as well as lower revenue in some of our power plants due to lower natural gas prices. The decrease was partially offset by the commencement of operations of the second phase of the McGinness Hills power plant in Nevada in February 2015.

Power generation in our power plants increased by 7.1% from 3,281,785 MWh in the nine months ended September 30, 2014 to 3,513,803 MWh in the nine months ended September 30, 2015, mainly due to the commencement of commercial operation of the second phase of the McGinness Hills power plant, partially offset by the decrease in generation of the Puna and North Brawley power plants.

Product Segment

Revenue attributable to our Product segment for the nine months ended September 30, 2015 was $145.4 million, compared to $121.3 million for the nine months ended September 30, 2014, which represented a 19.9% increase. The increase in our Product segment revenue was primarily due to timing of revenue recognition, different product mix and commencing revenue recognition in new contracts.

Total Cost of Revenue

Total cost of revenue for the nine months ended September 30, 2015 was $269.4 million, compared to $261.4 million for the nine months ended September 30, 2014, which represents a 3.1% increase. This increase was primarily due to the increase in cost of revenue from our Product segment, partially offset by a decrease in cost of revenue from our Electricity segment. As a percentage of total revenue, our total cost of revenue for both the nine months ended September 30, 2015 and 2014, was 63.6%.

Electricity Segment

Total cost of revenue attributable to our Electricity segment for the nine months ended September 30, 2015 was $179.6 million, compared to $186.1 million for the nine months ended September 30, 2014, which represented a 3.5% decrease. This decrease was primarily due to: (i) reimbursement of $2.5 million of mining tax imposed on us based on an audit performed by the state of Nevada for the years ended December 31, 2008, 2009 and 2010 following our successful appeal of the audit decision in the first quarter of 2015 and (ii) the fact that in the nine months ended September 30, 2015 we did not incur costs that we incurred in the nine months ended September 30, 2014 to address the North Brawley power plant uncontrolled well flow. The decrease in our Electricity cost of revenue was partially offset by additional cost of revenue from the second phase of the McGinness Hills power plant that commenced commercial operation in February 2015, as discussed above. As a percentage of total Electricity revenue, our total cost of revenue attributable to our Electricity segment for the nine months ended September 30, 2015, was 64.6% compared to 64.4% for the nine months ended September 30, 2014.

Product Segment

Total cost of revenue attributable to our Product segment for the nine months ended September 30, 2015 was $89.8 million, compared to $75.3 million for the nine months ended September 30, 2014, which represented a 19.3% increase. This increase was primarily attributable to the increase in Product segment revenue, as discussed above. As a percentage of total Product segment revenue, our total cost of revenue attributable to our Product segment for the nine months ended September 30, 2015 was 61.8% compared to 62.1% for the nine months ended September 30, 2014.

Research and Development Expenses, Net

Research and development expenses excluding grants from the U.S. Department of Energy for the nine months ended September 30, 2015 were $1.1 million compared to $0.9 million for the nine months ended September 30, 2014. Grants from the U.S. Department of Energy related to the Enhanced Geothermal System project totaled $0 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2015 were $12.1 million, compared to $10.9 million for the nine months ended September 30, 2014. The increase was primarily due to higher sales commissions related to our Product segment due to different commissions mix. Selling and marketing expenses for the nine months ended September 30, 2015 constituted 2.9% of total revenue for such period, compared to 2.6% for the nine months ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2015 were $25.6 million, compared to $20.8 million for the nine months ended September 30, 2014. The increase was due to $3.8 million of expenses related to the share exchange with Ormat Industries, as discussed above under “Recent Developments”. General and administrative expenses for the nine months ended September 30, 2015, excluding the costs related to the share exchange, constituted 5.0% of total revenue for such period, compared to 5.1% for the nine months ended September 30, 2014.

  Write-off of Unsuccessful Exploration Activities

There was a $0.4 million write-off of unsuccessful exploration activities for the nine months ended September 30, 2015. Write-off of unsuccessful exploration activities for the nine months ended September 30, 2014 was $8.1 million. This represented the write-off of exploration costs related to our exploration activities in the Wister site in California, which we determined in the second quarter of 2014 would not support commercial operation.

Operating Income

Operating income for the nine months ended September 30, 2015 was $115.0 million, compared to $108.7 million for the nine months ended September 30, 2014, which represents a 5.8% increase. The increase in operating income was principally attributable to the write-off of unsuccessful exploration activities in the amount of $8.1 million in the nine months ended September 30, 2014 and to an increase in our gross margin in our Product segment, as discussed above. The increase was partially offset by a decrease in our gross margin in our Electricity segment principally due to the decrease in Electricity revenues, and by costs associated with the share exchange, both as discussed above. Operating income attributable to our Electricity segment for the nine months ended September 30, 2015 was $73.2 million, compared to $72.9 million for the nine months ended September 30, 2014. The increase in operating income attributable to our Electricity segment was principally attributable to a decrease in write-off of unsuccessful exploration activities in the amount of $7.7 million offset by lower gross margin as described above. Operating income attributable to our Product segment for the nine months ended September 30, 2015 was $41.8 million, compared to $35.8 million for the nine months ended September 30, 2014.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2015 was $54.4 million, compared to $65.1 million for the nine months ended September 30, 2014. This decrease was primarily due to (i) lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; (ii) $2.6 million decrease in interest related to sale of tax benefits and (iii) $1.3 million in capitalized interest. The decrease was partially offset by an increase in interest expense related to a loan in the amount of $140.0 million received under the OFC 2 Senior Secured Notes to finance the construction of second phase of the McGinness Hills power plant in August 2014.

Foreign Currency Translation and Transaction Losses

Foreign currency translation and transaction losses for the nine months ended September 30, 2015 were $0.6 million, compared to $3.6 million for the nine months ended September 30, 2014. Foreign currency translation and transaction losses were attributable primarily to losses on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the nine months ended September 30, 2015 was $18.9 million, compared to $18.3 million for the nine months ended September 30, 2014. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $3.9 million and $15.0 million, respectively, in the nine months ended September 30, 2015, compared to $4.9 million and $13.4 million, respectively, in the nine months ended September 30, 2014. This decrease was primarily attributable to lower depreciation for tax purposes mainly in OPC as a result of declining depreciation rates using MACRS.

  Gain from Sale of Property, Plant and Equipment

There was no gain from the sale of property, plant and equipment in the nine months ended September 30, 2015. Gain from the sale of property, plant and equipment for the nine months ended September 30, 2014 was $7.6 million. This gain relates to the sale of the Heber Solar project in Imperial County, California for an aggregate purchase price of $35.25 million in the first quarter of 2014. We received the first payment of $15.0 million in the first quarter of 2014, and the second payment for the remaining $20.25 million in the second quarter of 2014. We recognized the gain in the second quarter of 2014.

  Other non-operating income (loss)

Other non-operating loss for the nine months ended September 30, 2015 was $1.5 million, compared to non-operating income of $0.6 million for the nine months ended September 30, 2014. Other non-operating loss for the nine months ended September 30, 2015 includes a capital loss of $1.7 million resulting from the repurchase of $30.6 million aggregate principal amount of our OFC Senior Secured Notes.

Income Taxes

Income tax benefit for the nine months ended September 30, 2015 was $26.7 million, compared to income tax provision of $17.7 million for the nine months ended September 30, 2014. Income tax benefit for the nine months ended September 30, 2015, includes a $49.4 million deferred tax asset relating to the release of the valuation allowance for the additional 50% investment deduction for our Olkaria 3 power plant based on amendments to Kenya Income Tax Act that came into effect on September 11, 2015 and which extended the period to utilize such investment deduction from five years to ten years. Income tax provision for the nine months ended September 30, 2015, excluding the $49.4 million, was $22.7 million, compared to $6.4 million for the nine months ended September 30, 2014. Our effective tax rate for the nine months ended September 30, 2015, excluding the $49.4 million, and the nine months ended September 30, 2014 was 29.3% and 26.5%, respectively. The effective tax rate differs from the statutory rate of 35% for the nine months ended September 30, 2015, primarily due to losses in the U.S. and certain foreign jurisdictions as described in Footnote 11 of the financial statements.

Equity in losses of investees, net

    Equity in losses of investees, net for the nine months ended September 30, 2015 was $4.9 million, compared to $1.2 million for the nine months ended September 30, 2014. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the nine months ended September 30, 2015 was $99.2 million, compared to $47.9 million for the nine months ended September 30, 2014, which represents an increase of $51.3 million. The increase in net income was principally attributable to the deferred tax asset in Kenya and related expenses in the amount of $48.7 million, the increase of $6.3 million in operating income and the decrease in interest expense of $10.6 million, as discussed above. The increase was partially offset by a $7.6 million gain from the sale of property, plant and equipment in the nine months ended September 30, 2014, as discussed above.

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

As of September 30, 2015, we had access to (i) $171.5 million in cash and cash equivalents of which $148.2 million is related to foreign jurisdictions; and (ii) $144.8 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2015 include approximately $18 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment purchases, as well as $31.2 million for debt repayment.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June 30, 2015, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.26 and the pro-forma 12-month debt service coverage ratio was 1.29 (on a semi-annual basis and as of June 30, 2015). There were $33.3 million aggregate principal amount of OFC Senior Secured Notes outstanding as of September 30, 2015.

In June 2015, we repurchased from OFC noteholders $30.6 million of the aggregate principal amount of our OFC Senior Secured Notes, which resulted in approximately $2.5 million of saving in interest expense. We recognized a loss of approximately $1.7 million in the nine months ended September 30, 2015 as a result of that repurchase. In January 2014, we repurchased from OFC noteholders $13.2 million of the aggregate principal amount of our OFC Senior Secured Notes. We recognized a gain of approximately $0.3 million in the year ended December 31, 2014.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2015, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.26, and the pro-forma 12-month debt service coverage ratio was 1.33. There were $51.8 million of OrCal Senior Secured Notes outstanding as of September 30, 2015.

OFC 2 Senior Secured Notes — Limited Recourse During Construction and Non-Recourse Thereafter

In September 2011, OFC 2, one of our subsidiaries, and its wholly owned project subsidiaries (collectively, the OFC 2 Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock, as administrative agent, and the Department of Energy (DOE), as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes due December 31, 2034. As of September 30, 2015, we have utilized $291.7 million of the notes and we do not expect further drawdowns under this agreement.

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

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly debt service coverage ratio requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of September 30, 2015, the last measurement date of the covenants, the actual debt service coverage ratio was 2.28 and the pro-forma 12-month debt service coverage ratio was 2.18. There were $266.0 million of OFC 2 Senior Secured Notes outstanding as of September 30, 2015.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $72.0 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $156.2 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $41.0 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $27.6 million as of September 30, 2015, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of September 30, 2015, the actual historical and projected 12-month debt service coverage ratio was 2.20 and 2.00, respectively.

As of September 30, 2015, $269.1 million of the OPIC loan was outstanding.

Amatitlàn financing

On July 31, 2015, one of our indirect wholly-owned subsidiaries, Ortitlản, Limitada, obtained a 12-year secured term loan in the principal amount of $42.0 million for the 20 MW Amatitlàn power plant in Guatemala. Under the credit agreement with Banco Industrial S.A. and Westrust Bank (International) Limited, we can expand the Amatitlàn power plant with financing to be provided either via equity, additional debt from Banco Industrial S.A. or from other lenders, subject to certain limitations on expansion financing in the credit agreement.

The loan is payable in 48 quarterly payments commencing September 30, 2015. The loan bears interest at a rate per annum equal to of the sum of the LIBO Rate (which cannot be lower than 1.25%) plus a margin of (i) 4.35% as long as the Company’s guaranty of the loan (as described below) is outstanding or (ii) 4.75% otherwise. Interest is payable quarterly, on March 30, June 30, September 30 and December 30 of each year, on the stated maturity date of the loan and on any prepayment or payment of the loan. The loan must be prepaid on the occurrence of certain events, such as casualty, condemnation, asset sales and expansion financing not provided by the lenders under the credit agreement, among others. The loan may be voluntarily prepaid if certain conditions are satisfied, including payment of a premium (ranging from 100-50 basis points) if prepayment occurs prior to the eighth anniversary of the loan.

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of September 30, 2015, the actual historical and projected 12-month Debt Service Coverage Ratio was 7.94 and 1.97, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

The loan is secured by substantially all the assets of the borrower and a pledge of all of the membership interests of the borrower.

The Company has guaranteed payment of all obligations under the credit agreement and related financing documents. The guaranty is limited in the sense that the Company is only required to pay the guaranteed obligations if a “trigger event” occurs. A trigger event is the occurrence and continuation of a default by Instituto Nacional de Electricidad (“INDE”) in its payment obligations under the power purchase agreement for the Amatitlàn power plant or a refusal by INDE to receive capacity and energy sold under that power purchase agreement. Our obligations under the guaranty may be terminated prior to payment in full of the guaranteed obligations under certain circumstances described in the guaranty. If our guaranty is terminated early, the interest rate payable on the loan would increase as described above.

As of September 30, 2015, $41.1 million of this loan is outstanding.

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

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of September 30, 2015: (i) the actual 12-month debt to EBITDA ratio was 2.97; (ii) the 12-month debt service coverage ratio was 2.28; and (iii) the distribution leverage ratio was 1.7. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of September 30, 2015, letters of credit in the aggregate amount of $48.2 million remain issued and outstanding under this committed credit agreement with Union Bank.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of September 30, 2015: (i) the actual 12-month debt to EBITDA ratio was 2.97; (ii) the 12-month debt service coverage ratio was 2.28; and (iii) the distribution leverage ratio was 1.7. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of September 30, 2015, letters of credit in the aggregate amount of $25.0 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with six other commercial banks for an aggregate amount of $462.5 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $237.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $225.5 million. The credit agreements mature at the end of October 2015 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of September 30, 2015, letters of credit with an aggregate stated amount of $312.7 million were issued and outstanding under these credit agreements.

Term Loans. We had a $20.0 million term loan with a group of institutional investors, which matured on July 16, 2015, that was payable in 12 semi-annual installments commencing January 16, 2010, and bore interest at a rate of 6.5%. As of September 30, 2015, this loan was fully repaid.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, that is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of September 30, 2015, $6.7 million was outstanding under this loan.

We have a $20.0 million term loan with a group of institutional investors, which matures on November 16, 2016, that is payable in ten semi-annual installments commencing May 16, 2012, and bears interest of 5.75%. As of September 30, 2015, $6.0 million was outstanding under this loan. This term loan was prepaid in full in October 2015, as noted in Footnote 12 of the financial statments.

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

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of September 30, 2015, $27.6 million is outstanding under the DEG Loan (out of which $21.7 million bears interest at a fixed rate).

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30, 2015: (i) total equity was $1,061.0 million and the actual equity to total assets ratio was 46.40% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.81. During the nine months ended September 30, 2015, we distributed interim dividends in an aggregate amount of $9.8 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of September 30, 2015, committed letters of credit in the aggregate amount of $390.3 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt”.

Puna Power Plant Lease Transactions

In May 2005, Puna Geothermal Venture (PGV), our Hawaiian subsidiary, entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the Puna Power Plant).

Pursuant to a 31-year head lease (the Head Lease), PGV leased the Puna Power Plant to an unrelated lessor (the Puna lessor) in return for prepaid lease payments in the total amount of $83.0 million. The carrying value of the leased assets as of September 30, 2015 amounted to $31.3 million, net of accumulated depreciation of $29.5 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenue generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

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

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $3.1 million and $2.5 million as of September 30, 2015 and 2014, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $7.1 million as of September 30, 2015. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2013:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 6, 2013	$0.04	November 20, 2013	December 4, 2013
February 25, 2014	$0.06	March 13, 2014	March 27, 2014
May 8, 2014	$0.05	May 21, 2014	May 30, 2014
August 5, 2014	$0.05	August 19, 2014	August 28, 2014
November 5, 2014	$0.05	November 20, 2014	December 4, 2014
February 24, 2015	$0.08	March 16, 2015	March 27, 2015
May 6, 2015	$0.06	May 19, 2015	May 27, 2015
August 3, 2015	$0.06	August 18, 2015	September 2, 2015
November 3, 2015	$0.06	November 18, 2015	December 2, 2015

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$122,965	$178,770
Net cash used in investing activities	(76,538)	(135,435)
Net cash provided by (used in) financing activities	84,884	(58,238)
Net change in cash and cash equivalents	131,311	(14,903)

For the Nine Months Ended September 30, 2015

Net cash provided by operating activities for the nine months ended September 30, 2015 was $123.0 million, compared to $178.8 million for the nine months ended September 30, 2014. The net decrease of $55.8 million resulted primarily from (i) an increase in billing in excess of costs and estimated earnings on uncompleted contracts, net of $11.2 million in our Product segment in the nine months ended September 30, 2015, compared to $43.8 million in the nine months ended September 30, 2014, as a result of timing in billing of our customers; (ii) a decrease in accounts payable and accrued expenses, of $22.2 million in the nine months ended September 30, 2015, compared to $10.9 million in the nine months ended September 30, 2014, as a result of timing in payments of our payables; (iii) an increase in receivables, of $2.9 million in the nine months ended September 30, 2015, compared to a decrease of $21.6 million in the nine months ended September 30, 2014, as a result of timing of collection from our customers; and (iv) a decrease in deferred income tax liabilities of $34.6 million in the nine months ended September 30, 2015 due to the deferred tax asset in Kenya, as discussed above, compared to an increase of $13.1 million in the nine months ended September 30, 2014. The decrease was partially offset by the increase in cash inflow due to higher net income of $51.3 million, from $47.9 million for the nine months ended September 30, 2014 to $99.2 million for the nine months ended September 30, 2015 as described above.

Net cash used in investing activities for the nine months ended September 30, 2015 was $76.5 million, compared to $135.4 million for the nine months ended September 30, 2014. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2015 were: (i) capital expenditures of $117.6 million, primarily for our facilities under construction, reduced by a net decrease of $22.7 million in restricted cash, and cash equivalents due to timing of debt repayments, and $15.4 million derived from cash of Ormat Industries due to the share exchange. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2014 were capital expenditures of $122.6 million, primarily for our facilities under construction and a net increase of $76.4 million in restricted cash, and cash equivalents, due to timing of debt repayments, reduced by cash grant of $27.4 million received from the U.S. Treasury under Section 1603 of the ARRA relating to our Don A. Campbell geothermal power plant and our G1 refurbishment power plant at the Mammoth Complex and (ii) $35.3 million cash received due to the sale of the Heber Solar.

Net cash provided by financing activities for the nine months ended September 30, 2015 was $84.9 million, compared to $58.2 million used in for the nine months ended September 30, 2014. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2015 were: net proceeds from issuance of shares to noncontrolling interest in the amount of $156.8 million, and $42.0 million of proceeds from a term loan for our Amatitlan power plant, reduced by: (i) $30.6 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $40.5 million; (iii) a net decrease of $20.3 million against our revolving lines of credit with commercial banks; and (iv) $9.8 million cash dividend paid. The principal factors that affected our net cash used in financing activities during the nine months ended September 30, 2014 were: (i) net repayment of $83.9 million under our revolving credit lines with commercial banks; (ii) the repayment of long-term debt in the amount of $80.2 million; (iii) $12.9 million of cash paid to repurchase our OFC Senior Secured Notes; (iv) $7.3 million cash dividend paid; and (v) $9.2 million of cash paid to non-controlling interest, reduced by $140.0 million of proceeds from sale of series C Senior Secured Notes in August 2014 by OFC2 to finance a portion of the construction costs of Phase 2 of the McGinness Hills facility.

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

Adjusted EBITDA for the three months ended September 30, 2015 was $79.0 million, compared to $69.1 million for the three months ended September 30, 2014. Adjusted EBITDA for the nine months ended September 30, 2015 was $212.2 million, compared to $204.4 million for the nine months ended September 30, 2014.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net cash provided by operating activities	$10,239	$75,191	$122,965	$178,770
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	15,244	20,038	47,571	59,366
Interest income	(53)	(35)	(106)	(236)
Income tax provision	(38,211)	6,444	(26,696)	17,731
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	91,326	(32,404)	56,699	(56,062)

EBITDA	78,545	69,234	200,433	199,569
Mark-to-market on derivatives which represent swap contracts on natural gas and oil prices	-	(4,165)	4,129	(4,467)
Stock-based compensation	921	1,502	3,077	4,308
Gain on sale of a subsidiary and property, plant and equipment	-	-	-	(7,628)
Loss from extinguishment of liability	-	-	1,710	-
Share exchange transaction costs	-	-	3,800	-
Write-off of insuccessful exploration activities	185	-	359	8,107
Mark-to-market on derivatives which represent currency forward contracts	(645)	2,537	(1,335)	4,473
Adjusted EBITDA	$79,006	$69,108	$212,173	$204,362
Net cash used in investing activities	$2,895	$(106,423)	$(76,538)	$(135,435)
Net cash used in financing activities	$20,742	$(6,437)	$84,884	$(58,238)

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the enhancement of our existing power plants and (ii) the development and construction of new power plants.

The following is an overview of projects that are fully released for construction:

Olkaria III Plant Four (Kenya). We are currently developing phase four of our Olkaria III complex. The additional 24 MW power plant will bring the complex’s total capacity to 134 MW. Field development, equipment manufacturing and site construction are all in an advanced stage. We recently signed an amended and restated 20 year PPA with KPLC. Phase four is expected to come on line in the first quarter of 2016.

Sarulla (Indonesia). We are part of a consortium that is currently developing the approximately 330 MW Sarulla project in Tapanuli Utara North Sumatra, Indonesia. The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence towards the end of 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. Engineering, procurement and construction are in progress. The infrastructure work has been substantially completed and major equipment, including Ormat’s partial OECs and Toshiba’s steam turbine have arrived in country. The drilling of production and injection wells is also in progress in all three phases. However, the project company is experiencing delays in drilling and in reaching EPC milestones, as well as cost overruns, mainly in the field development of the second and third phases of the project. The consortium members are currently examining the significance of these cost overruns and their implications for the project's budget as well as for the financing of the project (as described in Footnote 4 of the financial statements). All the scheduled milestones under Ormat’s supply agreement were achieved and the manufacturing work is currently progressing as planned.

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

We have estimated approximately $72 million in capital expenditures for the Olkaria III plant four that was fully released for construction and for enhancement of our existing power plants, in which we have invested approximately $62 million as of September 30, 2015. We expect to invest approximately $9 million of such total during the remainder of 2015 and the remaining approximately $1.5 million thereafter.

In addition, we estimate approximately $9 million in additional capital expenditures in the remainder of 2015 to be allocated as follows: (i) approximately $1.0 million in development of new projects; (ii) approximately $7 million for maintenance capital expenditures for our operating power plants and (iii) approximately $1 million in exploration activities related to various leases for geothermal resources in which we have started the exploration activity. In the aggregate, we estimate our total capital expenditures for the remainder of 2015 will be approximately $18 million.

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

Since May 2012, the energy payments under the PPAs of the Heber 1 and 2 power plants in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas, which is principal component of electricity production costs in California, will result in a decrease in the cost that the power purchaser avoids by not generating its electrical energy needs, which in turn will reduce the variable energy rate that we may charge under the relevant PPA for these power plants. In March 2014 and May 2015, we entered into derivative transactions to reduce our exposure to the price of natural gas under these PPAs, until March 31, 2015 and December 31, 2015, respectively. The Puna complex is currently benefiting from energy prices which are higher than the floor price under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO avoided costs. Likewise, in October 2013, we entered into a derivative transaction to reduce our exposure to the price of oil under the 25 MW PPA of the Puna complex, until December 31, 2014.

As of September 30, 2015, 94.1% of our consolidated long-term debt comprised a fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 5.9% of our long-term debt was in the form of a floating rate instrument, exposing us to changes in interest rates in connection therewith. As of September 30, 2015, $56.5 million of our long-term debt remained subject to some floating rate risk.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2015 and December 31, 2014 by a hypothetical 10% and calculating the resulting change in the fair values.

The results of the sensitivity analysis calculations as of September 30, 2015 and December 31, 2014 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2015	December 31, 2014	September 30, 2015		December 31, 2014	Change in the Fair Value of
	(Dollars in thousands)
NGI Price	$(287)	$(685)	$287		$685	NGI Swap
Foreign Currency	(4,294)	(6,720)	1,807		1,809	Foreign currency forward contracts
Interest Rate	(445)	(1,102)	454		1,129	OFC
Interest Rate	(698)	(921)	714		945	OrCal
Interest Rate	(9,538)	(10,155)	10,180		10,861	OFC 2
Interest Rate	(158)	(244)	160		249	Loan from DEG
Interest Rate	(9,399)	(10,211)	9,941		10,825	Loan from OPIC
Interest Rate	(2,111)	(3,336)	2,134		3,389	Senior unsecured bonds
Interest Rate	- (1)	-	-	(1)	-	Amatitlan Loan

(1) The application of 10% increase to the interest rate, did not exceed the minimum rate as set in the credit agreement.

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

Sierra Pacific Power Company and Nevada Power Company accounted for 15.3% and 14.7% of our total revenue for the three months ended September 30, 2015 and 2014, respectively and 19.3% and 16.6% for the nine months ended September 30, 2015 and 2014, respectively.

Southern California Edison accounted for 13.4% and 19.9% of our total revenue for the three months ended September 30, 2015 and 2014, respectively and 11.1% and 15.2% for the nine months ended September 30, 2015 and 2014, respectively. Southern California Edison is also the power purchaser and revenue source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

HELCO accounted for 4.9% and 7.6% of our total revenue for the three months ended September 30, 2015 and 2014, respectively and 5.2% and 8.9% for the nine months ended September 30, 2015 and 2014, respectively.

KPLC accounted for 13.5% and 15.8% of our total revenue for the three months ended September 30, 2015 and 2014, respectively and 15.4% and 15.6% for the nine months ended September 30, 2015 and 2014, respectively.

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

On September 11, 2015, Kenya's Income Tax Act was amended pursuant to certain provisions of the recently adopted Finance Act, 2015. Among other matters, these amendments retain the enhanced investment deduction of 150% under Section 17B of the Income Tax Act, extend the period for deduction of tax losses from five years to ten years under Sections 15(4) and 15(5) of the Income Tax Act, and amend the effective date from January 1, 2016 to January 1, 2015 under Sections 15(4) and 15(5) of the Income Tax Act. Previously, we had a valuation allowance for the additional 50% investment deduction reducing our deferred tax asset in Kenya as the utilization of the related tax losses was not probable within the original five year carryforward period. As a result of the change in legislation and the expected continued profitability during the extended carryforward period, we expect that we will be able to fully utilize the carryforward tax losses within the ten year period and as such released the valuation allowance in Kenya resulting in a $49.4 million tax benefit in the three month period ended September 30, 2015.

Ormat Systems received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the Investment Law), with respect to two of its investment programs through 2011. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax will apply to all qualified income of certain industrial companies, as opposed to the previous law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. As a result, we now pay a uniform corporate tax rate of 16% with respect to that qualified income.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate by reference the information appearing under “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the third quarter of 2015, other than as described below.

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

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the United States District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act (“CAA”) and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, the United States District Court for the Eastern District of California rejected many of the parties' initial arguments. On October 14, 2015, the court denied the defendants’ motion to dismiss the plaintiffs’ sole remaining claim. The discovery stage will now commence. The Company believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the National Labor Relations Board (“NLRB”) seeking to organize the operations and maintenance employees at the Puna Project.  PGV lost the union election by a slim margin in May 2012.  The election results and PGV’s obligation to negotiate with the Union were appealed to the United States Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the Supreme Court of the United States’ decision in NLRB v. Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that a certification of representative should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment is appropriate.  On June 26, 2015, the Board rejected PGV's arguments and ordered PGV to recognize the Union. On June 30, 2015, PGV appealed the NLRB decision to the United States Court of Appeals for the DC Circuit. The NLRB also filed a complaint and requested a hearing on December 8, 2015, to bring unfair labor practice allegations before an administrative law judge even though the charges turn in large part on the disposition of the appeal. The Company believes that there are valid defenses under law.

●

In January 2014, Ormat learned that two former employees filed a "qui tam" complaint seeking damages, penalties and other relief, alleging that the Company and certain of its subsidiaries (collectively, the "Ormat Parties"), submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The United States Department of Justice declined to intervene. . The complaint, which is pending before the United States District Court for the District of Nevada, has entered the discovery stage. On July 7, 2015, the Court issued a protective order stipulating limitations against the relators for the benefit of the Ormat Parties, to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. The Ormat Parties believe that the allegations of the lawsuit have no merit, and will continue to defend themselves vigorously.

●

On August 14, 2015, a former local sales representative in Chile, Aquavant, S.A., filed a preliminary motion with the 18th Civil Court of Santiago, requesting the production of documents relating to the Company’s activities in Chile. The motion alleges, based on the theory of unjust enrichment, that the Ormat Parties should pay agency fees to the plaintiffs in connection with the EPC contract entered into with Enel Green Power and/or Empresa Nacional del Petroleo, and/or other activities in Chile. The preliminary motion was denied by the 18th Civil Court. Plaintiffs refiled the motion in substantively similar form before the 11th Civil Court of Appeals in Santiago. The 11th Civil Court granted the motion, and has issued an order for Ormat to produce certain documents. Defendants subsequently filed a motion to dismiss the document production order, which was denied on October 6, 2015. The Ormat Parties believe that they have valid defenses under law.

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

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015.

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
Date: November 5, 2015

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