Form 10-Q
period 2016-03-31
ORMAT TECHNOLOGIES, INC.
filed 2016-05-06
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 4, 2016, the number of outstanding shares of common stock, par value $0.001 per share, was 49,390,335.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

 i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$148,498	$185,919
Restricted cash and cash equivalents (all related to VIEs)	64,129	49,503
Receivables:
Trade	76,465	55,301
Other	8,646	7,885
Inventories	16,795	18,074
Costs and estimated earnings in excess of billings on uncompleted contracts	29,897	25,120
Prepaid expenses and other	35,135	33,334
Total current assets	379,565	375,136
Deposits and other	17,415	17,968
Deferred charges	42,613	42,811
Property, plant and equipment, net ($1,514,726 and $1,481,258 related to VIEs, respectively)	1,570,074	1,559,335
Construction-in-process ($64,668 and $129,165 related to VIEs, respectively)	220,981	248,835
Deferred financing and lease costs, net	4,430	4,022
Intangible assets, net	25,056	25,875
Total assets	$2,260,134	$2,273,982
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$82,487	$91,955
Short term revolving credit lines with banks (full recourse)	9,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	30,917	33,892
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	29,917	29,930
Other loans	21,495	21,495
Full recourse	11,229	11,229
Total current liabilities	185,045	188,501
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes (less deferred financing costs of $10,549 and $10,852, respectively)	290,201	294,476
Other loans (less deferred financing costs of $7,137 and $7,492, respectively)	270,869	275,888
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $436 and $513, respectively and less deferred financing costs of $239 and $283, respectively)	249,665	249,698
Other loans (less deferred financing costs of $420 and $435, respectively)	17,036	18,687
Accumulated losses of unconsolidated company in excess of investment	12,216	8,100
Liability associated with sale of tax benefits	6,714	11,665
Deferred lease income	57,516	58,099
Deferred income taxes	16,502	32,654
Liability for unrecognized tax benefits	10,639	10,385
Liabilities for severance pay	19,118	19,323
Asset retirement obligation	21,262	20,856
Other long-term liabilities	5,018	1,776
Total liabilities	1,161,801	1,190,108
Commitments and contingencies (Note 10)
Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,320,335 and 49,107,901 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	854,260	849,223
Retained earnings	162,195	148,396
Accumulated other comprehensive income	(10,849)	(7,667)
	1,005,655	990,001
Noncontrolling interest	92,678	93,873
Total equity	1,098,333	1,083,874
Total liabilities and equity	$2,260,134	$2,273,982

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$107,868	$89,953
Product	43,726	30,278
Total revenues	151,594	120,231
Cost of revenues:
Electricity	63,686	55,581
Product	24,035	20,625
Total cost of revenues	87,721	76,206
Gross margin	63,873	44,025
Operating expenses:
Research and development expenses	349	363
Selling and marketing expenses	3,675	3,433
General and administrative expenses	8,749	10,204
Write-off of unsuccessful exploration activities	557	174
Operating income	50,543	29,851
Other income (expense):
Interest income	320	9
Interest expense, net	(16,023)	(17,828)
Foreign currency translation and transaction gains (losses)	1,962	(1,366)
Income attributable to sale of tax benefits	4,398	5,552
Other non-operating income (expense), net	191	283
and equity in losses of investees	41,391	16,501
Income tax (provision) benefit	(9,509)	(5,459)
Equity in losses of investees, net	(937)	(775)
Income from continuing operations	30,945	10,267
Net income attributable to noncontrolling interest	(1,674)	(235)
Net income attributable to the Company's stockholders	$29,271	$10,032
Comprehensive income:
Net income	30,945	10,267
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(3,179)	(3,296)
Loss in respect of derivative instruments designated for cash flow hedge	21	23
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(24)	(30)
Comprehensive income	27,763	6,964
Comprehensive income attributable to noncontrolling interest	(1,674)	(235)
Comprehensive income attributable to the Company's stockholders	$26,089	$6,729
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.60	$0.21
Diluted:
Net income	$0.59	$0.21
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,173	47,244
Diluted	49,782	48,079
Dividend per share declared	$0.31	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)

Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

Stock-based compensation	—	—	1,127	—	—	1,127	—	1,127
Exercise of options by employees and directors	295	—	2,704	—	—	2,704	—	2,704
Share exchange with Parent	2,996	3	25,754	—	—	25,757	—	25,757
Cash paid to non controlling interest	—	—	—	—	—	—	(228)	(228)
Cash dividend declared, $0.08 per share	—	—	—	(3,898)	—	(3,898)	—	(3,898)
Net income	—	—	—	10,032	—	10,032	235	10,267
Other comprehensive income (loss), net of related taxes:
cash flow hedge (net of related tax of $14)	—	—	—	—	23	23	—	23
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(3,296)	(3,296)	—	(3,296)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $19)	—	—	—	—	(30)	(30)	—	(30)

Balance at March 31, 2015	48,828	$49	$771,591	$47,673	$(11,971)	$807,342	$11,830	$819,172

Balance at December 31, 2015	49,107	$49	$849,223	$148,396	$(7,667)	$990,001	$93,873	$1,083,874

Stock-based compensation	—	—	842	—	—	842	—	842
Exercise of options by employees and directors	213	—	4,195	—	—	4,195	—	4,195
Cash paid to noncontrolling interest	—	—	—	—	—	—	(2,869)	(2,869)
Cash dividend declared, $0.31 per share	—	—	—	(15,472)	—	(15,472)	—	(15,472)
Net income	—	—	—	29,271	—	29,271	1,674	30,945
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $12)	—	—	—	—	21	21	—	21
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(3,179)	(3,179)	—	(3,179)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $14)	—	—	—	—	(24)	(24)	—	(24)

Balance at March 31, 2016	49,320	$49	$854,260	$162,195	$(10,849)	$1,005,655	$92,678	$1,098,333

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$30,945	$10,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,181	25,639
Amortization of premium from senior unsecured bonds	(77)	(77)
Accretion of asset retirement obligation	406	372
Stock-based compensation	842	1,127
Amortization of deferred lease income	(671)	(671)
Income attributable to sale of tax benefits, net of interest expense	(3,475)	(4,044)
Equity in losses of investees	937	775
Mark-to-market of derivative instruments	(162)	4,129
Write-off of unsuccessful exploration activities	557	174
Gain on severance pay fund asset	(564)	140
Deferred income tax provision	6,643	4,054
Liability for unrecognized tax benefits	254	(321)
Deferred lease revenues	88	(74)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(21,925)	(6,201)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,777)	20,367
Inventories	1,279	(356)
Prepaid expenses and other	(1,808)	1,189
Deposits and other	80	(79)
Accounts payable and accrued expenses	(4,846)	(4,903)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,975)	33,137
Liabilities for severance pay	(205)	(1,900)
Other long-term liabilities	317	916
Due from/to Parent	—	(513)
Net cash provided by operating activities	27,044	83,147
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with parent (Note 1)	—	15,391
Net change in restricted cash, cash equivalents and marketable securities	(14,626)	(22,282)
Capital expenditures	(31,031)	(42,386)
Decrease in severance pay fund asset, net of payments made to retired employees	1,037	2,020
Net cash used in investing activities	(44,620)	(47,257)
Cash flows from financing activities:
Proceeds from exercise of options by employees	4,195	2,704
Proceeds from revolving credit lines with banks	49,700	489,900
Repayment of revolving credit lines with banks	(40,700)	(479,600)
Cash received from non-controlling interest	1,972	1,654
Repayments of long-term debt	(11,631)	(10,494)
Cash paid to non-controlling interest	(6,317)	(3,503)
Deferred debt issuance costs	(1,592)	(2,159)
Cash dividends paid	(15,472)	(3,898)
Net cash provided by (used in) financing activities	(19,845)	(5,396)
Net change in cash and cash equivalents	(37,421)	30,494
Cash and cash equivalents at beginning of period	185,919	40,230
Cash and cash equivalents at end of period	$148,498	$70,724
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(5,296)	$(118)
Accrued liabilities related to financing activities	$3,768	$—

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2016, the consolidated results of operations and comprehensive income (loss) for the three-month periods ended March 31, 2016 and 2015 and the consolidated cash flows for the three-month periods ended March 31, 2016 and 2015.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements for the year ended December 31, 2015, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Guadeloupe power plant transaction

On March 14, 2016, the Company signed an Investment Agreement and Shareholders Agreement with Sageos holding (“Sageos”), a wholly owned subsidiary of Bureau de Recherches Géologiques et Minières (“BRGM”), the French governmental geological survey company, to acquire, gradually, 85% of Geothermie Bouillante SA (“GB”). GB owns and operates the Bouillante geothermal power plant located on Guadeloupe Island, a French territory in the Caribbean. This plant currently generates approximately 10 MW and owns two exploration licenses providing for additional potential capacity of up to 30 MW. Under the agreements, the Company will pay approximately $24 million (linked to the US Dollar-Euro exchange rate) to Sageos for a 79.6% equity interest in GB at closing, which is expected in the second quarter of 2016. In addition, the Company is committed to further invest approximately $11 million (€10 million) during the first two years, which will increase its equity interest to 85%. The cash will be used mainly for the enhancement of the power plant. Under the Investment Agreement, the Company will pay Sageos an additional amount of up to approximately $17 million (€16 million) subject to the achievement of agreed upon production thresholds and capacity expansion within a defined time period.

Alevo transaction

On March 30, 2016, the Company signed an agreement with a subsidiary of Alevo Group SA (“Alevo”), a leading provider of energy storage systems, to jointly build, own and operate the Rabbit Hill Energy Storage Project (“Rabbit Hill”) located in Georgetown, Texas. The Company will own and fund the majority of Rabbit Hill and under the terms of the agreements, will provide engineering and construction services and balance of plant equipment. Alevo will provide its innovative GridBank™ inorganic lithium ion energy storage system in conjunction with the power conversion systems. In addition, Alevo will provide ongoing management and operations and maintenance services for the life of the project. The Company will hold an 85% interest in the Rabbit Hill project entity which will decrease to 50.1% subsequent to reaching certain IRR achievements. The Company will consolidate the Rabbit Hill project as a majority owned indirect subsidiary.

Northleaf Transaction

On April 30, 2015, Ormat Nevada Inc. (“Ormat Nevada”), a wholly-owned subsidiary of the Company, closed the sale of approximately 36.75% of the aggregate membership interests in ORPD LLC (“ORPD”), a new holding company and subsidiary of Ormat Nevada, that indirectly owns the Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2 and OREG 3 to Northleaf Geothermal Holdings, LLC.

Under the agreement with Northleaf, we are currently conducting the required power generation tests to determine the final capacity attributable to the second phase of Don A. Campbell and upon Ormat Nevada's contribution of the project to ORPD, Northleaf will pay the value equivalent to their interest share in ORPD. We estimate that Ormat Nevada will receive approximately $40 million cash for the sale of the second phase of Don Campbell expected in the second quarter of 2016.

Other comprehensive income

For the three months ended March 31, 2016 and 2015, the Company classified $3,000 and $7,000, respectively, from accumulated other comprehensive income, of which $4,000 and $12,000, respectively, were recorded to reduce interest expense and $1,000 and $5,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in Other comprehensive income as of March 31, 2016 is $581,000.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Write-off of unsuccessful exploration activities

Write-off of unsuccessful exploration activities for the three months ended March 31, 2016 and 2015 was $0.6 million and $0.2 million, respectively. These write-offs of exploration costs are related to the Company’s exploration activities in Nevada, which the Company determined in the first quarter of 2016 would not support commercial operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2016 and December 31, 2015, the Company had deposits totaling $21,548,000 and $18,992,000, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2016 and December 31, 2015, the Company’s deposits in foreign countries amounted to approximately $144,257,000 and $181,000,000, respectively.

At March 31, 2016 and December 31, 2015, accounts receivable related to operations in foreign countries amounted to approximately $46,192,000 and $27,846,000, respectively. At March 31, 2016 and December 31, 2015, accounts receivable from the Company’s primary customers amounted to approximately 72% and 66%, respectively, of the Company’s accounts receivable.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 23.2% and 24.0% for the three months ended March 31, 2016 and 2015, respectively.

Southern California Public Power Authority accounted for 12.1% and 5.9% for the three months ended March 31, 2016 and 2015, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 17.4% and 17.8% for the three months ended March 31, 2016 and 2015, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2016

Amendments to Fair Value Measurement

In June 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-10, Amendment to Fair Value Measurement, Subtopic 820-10. The amendment provides that the reporting entity shall disclose for each class of assets and liabilities measured at fair value in the statement of financial position the following information: for recurring fair value measurements, the fair value measurement at the end of the reporting period, and for non-recurring fair value measurement, the fair value measurement at the relevant measurement date and the reason for the measurement. The amendments in this update are effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, Topic 810. The update provides that all reporting entities that hold a variable interest in other legal entities will need to re-evaluate their consolidation conclusions and potentially revise their disclosures. This amendment affects both variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The update does not change the general order in which the consolidation models are applied. A reporting entity that holds an economic interest in, or is otherwise involved with, another legal entity (i.e. has a variable interest) should first determine if the VIE model applies, and if so, whether it holds a controlling financial interest under that model. If the entity being evaluated for consolidation is not a VIE, then the VOE model should be applied to determine whether the entity should be consolidated by the reporting entity. Since consolidation is only assessed for legal entities, the determination of whether there is a legal entity is important. It is often clear when the entity is incorporated, but unincorporated structures can also be legal entities and judgment may be required to make that determination. The update contains a new example that highlights the discretion used to make this legal entity determination. The update is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those reporting periods. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Simplifying the Presentation of Debt Costs

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30. The update clarifies that given the absence of authoritative guidance within Update 2015-03 for debt issuance costs described below, debt issuance costs related to line-of-credit arrangements can be deferred and presented as assets and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this update in its interim period beginning January 1, 2016 and continues to present debt issuance costs related to such line-of-credit arrangements as assets amortized ratably over the respective term of the line-of credit arrangements. Debt issuance costs related to such line-of-credit arrangements as of March 31, 2016 and December 31, 2015, totaled $1.7 million and $1.0 million, respectively.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Costs, Subtopic 835-30. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company retrospectively adopted this update in its interim period beginning January 1, 2016. The impact of the adoption resulted in a reclassification of debt issuance costs totaling $18.3 million and $19.1 million as of March 31, 2016 and December 31, 2015, respectively.

New accounting pronouncements effective in future periods

Improvement to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Improvement to Employee Share-Based Payment Accounting, an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Today, windfalls are classified as financing activities. Also, this will affect the dilutive effects in earnings per share, as there will no longer be excess tax benefits recognized in additional paid in capital. Today those excess tax benefits are included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies will be able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements.

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606 (“Topic 606”), which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted no earlier than 2017 for calendar fiscal year entities. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations. The amendment in this Update do not change the core principal of the guidance and are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. When another entity is involved in providing goods or services to a customer, an entity is required to determine if the nature of its promise is to provide the specific good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The guidance includes indicators to assist an entity in determining whether it acts as a principal or agent in a specified transaction. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted no earlier than 2017 for calendar fiscal year entities. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, Topic 842. The amendment in this Update introduce a number of changes and simplifications from previous guidance, primarily the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The Update retains the distinction between finance leases and operating leases and the classification criteria between the two types remain substantially similar. Also, lessor accounting remains largely unchanged from previous guidance, however, key aspects in the Update were aligned with the revenue recognition guidance in Topic 606. Additionally, the Update defines a lease as a contract, or part of a contract, that conveys the right to control the use of identified asset for a period of time in exchange for considerations. Control over the use of the identified means that the customer has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$3,604	$8,819
Self-manufactured assembly parts and finished products	13,191	9,255
Total	$16,795	$18,074

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Sarulla	$(12,216)	$(8,100)

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

The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence towards the end of 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. Engineering and procurement for the first and second phases has been substantially completed but is still in progress for the third phase. Construction for the first phase is in progress with major activities related to mechanical and electrical equipment installation. The infrastructure work for the second phase is in progress. Major equipment, including Ormat’s OECs and Toshiba’s steam turbine, for the first phase has arrived and is currently being installed. The drilling of production and injection wells is also in progress for all three phases. The project is still experiencing delays mainly in field development, but also in the plant’s construction work. The project has missed a few milestones, but has received waivers from the lenders. The project is also facing certain cost overruns resulting from delays and excess drilling costs. Although estimated cost at completion is still within the approved budget (including the contingent equity), the lenders have requested that the sponsors commit additional equity. The sponsors have agreed and financing documents are being revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved and the main shipment of the second phase is on its way to the Indonesian port. Manufacturing of third phase equipment is progressing as planned.

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

The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the three months ended March 31, 2016, the project recorded a loss equal to $24.9 million, net of deferred tax of $12.8 million, of which the Company's share was $3.2 million, which was recorded in other comprehensive income. The related accumulated loss recorded by the Company as of March 31, 2016 is $10.3 million.

Pursuant to a supply agreement that was signed in October 2013, the Company is supplying its OECs to the power plant and has added the $255.6 million supply contract to its Product segment backlog. The Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenue over the course of the next two years. The Company has eliminated the related intercompany profit of $7.6 million against equity in loss of investees.

During the three months ended March 31, 2016, the Company did not make any additional equity investments in the Sarulla project.

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

The following table sets forth certain fair value information at March 31, 2016 and December 31, 2015 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2016
		Fair Value
	Carrying Value at March 31, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$47,457	$47,457	$47,457	$—	$—
Derivatives:
Currency forward contracts (2)	1,759	1,759	—	1,759	—
Liabilities:
Current liabilities:
Derivatives:
Call and put options on oil price (1)	$(1,612)	$(1,612)	$—	$(1,612)	$—
Call option on natural gas price (1)	(1,196)	(1,196)	—	(1,196)	—
	$46,408	$46,408	$47,457	$(1,049)	$—

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

(1)

These amounts relate to call and put option transactions on oil and natural gas prices, valued primarily based on observable inputs, including spot prices for related commodity indices, and is included within “Accounts payable and accrued expenses” on March 31, 2016 in the consolidated balance sheets with the corresponding gain or loss being recognized within “Foreign currency translation and transaction losses” in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within “accounts payable and accrued expenses” on March 31, 2016 and December 31, 2015, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Foreign currency translation and transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended March 31,
hedging instruments	(loss)	2016	2015

Call options on natural gas price	Foreign currency translation and transaction losses	518	—
Call and put options on oil price	Foreign currency translation and transaction losses	(643)	—
Swap transactions on natural gas price	Electricity revenue	—	317
Currency forward contracts	Foreign currency translation and transaction gains (losses)	1,814	(1,251)
		$1,689	$(934)

 On March 6, 2014, the Company entered into an Natural Gas Index (“NGI”) swap contract with a bank for notional quantity of approximately 2.2 million British Thermal Units (“MMbtu”) for settlement effective January 1, 2015 until March 31, 2015, in order to reduce its exposure to fluctuations in natural gas prices to below $4.95 per MMbtu under its power purchase agreements (“PPAs”) with Southern California Edison. The contract did not have any up-front costs. Under the terms of this contract, the Company made floating rate payments to the bank and receive fixed rate payments from the bank on each settlement date. The swap contract had monthly settlements whereby the difference between the fixed price of $4.95 per MMbtu and the market price on the first commodity business day on which the relevant commodity reference price is published in the relevant calculation period (January 1, 2015 to March 1, 2015) was settled on a cash basis.

On February 2, 2016, the Company entered into Henry Hub Natural Gas Future contracts under which it has written a number of call options covering a notional quantity of approximately 4.1 MMbtu with exercise prices of $2 and expiration dates effective February 24, 2016 until December 27, 2016 in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison. The Company received an aggregate premium of approximately $1.9 million from these call options. The call option contracts have monthly expiration dates at which the options can be called and the Company would have to settle its liability on a cash basis.

On February 24, 2016, the Company entered into Brent Oil Future contracts under which it has written a number of call options covering a notional quantity of approximately 185,000 barrels (“BBL”) of Brent with exercise prices of $32.75 to $35.5 and expiration dates effective March 24, 2016 until December 22, 2016 in order to reduce its exposure to fluctuations in Brent prices under its PPA with HELCO. The Company received an aggregate premium of approximately $1.1 million from these call options. The call option contracts have monthly expiration dates whereby the options can be called and the Company would have to settle its liability on a cash basis. Moreover, during March 2016, the Company rolled 2 existing call options covering a total notional quantity of 31,800 BBL of Brent in order to limit its exposure to $41.0 to $42.5 instead of $33.0 to $33.5. In addition, the Company entered into Short Risk Reversal transactions (sell call and buy put options) by rolling existing call options covering notional quantities of 16,500 BBL and 17,000 BBL in order to limit its exposure from the outstanding call options originally entered into in February, 2016 to a range of $28.5 to $37.5 and $28.0 to $38.5, respectively. The net cost from the additional transactions in March 2016 was $0.3 million.

The foregoing futures and swaps transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Foreign currency translation and transaction gains (losses)” and “Electricity revenues” in the consolidated statements of operations and comprehensive income, respectively. The Company recognized a net loss from these transactions of $0.1 million in the three months ended March 31, 2016 under foreign currency translation and transaction gains (losses), compared to a net gain of $0.3 million in the three months ended March 31, 2015 under Electricity revenues.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2016.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$24.5	$24.2	$23.7	$23.7
Olkaria III Loan - OPIC	262.7	262.6	260.1	264.6
Amatitlan Loan	40.7	41.7	39.4	40.3
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	29.8	30.0	30.0	30.0
OrCal Geothermal Inc. ("OrCal")	44.8	43.8	43.3	43.3
OFC 2 LLC ("OFC 2")	231.9	231.1	257.4	262.0
Senior Unsecured Bonds	259.1	264.5	250.0	250.0

The fair value of OFC Senior Secured Notes is determined using observable market prices as these securities are traded. The fair value of all the other long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates. The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of March 31, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$24.5	$24.5
Olkaria III - OPIC	—	—	262.7	262.7
Amatitlan loan	—	40.7	—	40.7
Senior Secured Notes:
OFC	—	29.8	—	32.0
OrCal	—	—	44.8	44.8
OFC 2	—	—	231.9	231.9
Senior unsecured bonds	—	—	259.1	259.1
Other long-term debt	—	5.0	—	5.0
Revolving credit lines with banks	—	9.0	—	9.0
Deposits	16.0	—	—	16.0

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$24.2	$24.2
Olkaria III Loan - OPIC	—	—	262.6	262.6
Amatitlan Loan	—	41.7	—	41.7
Senior Secured Notes:
OFC	—	30.0	—	31.6
OrCal	—	—	43.8	43.8
OFC 2	—	—	231.1	231.1
Senior unsecured bonds	—	—	264.5	264.5
Other long-term debt	—	6.7	—	6.7
Deposits	15.9	—	—	15.9

NOTE 6 — STOCK-BASED COMPENSATION

The 2004 Incentive Compensation Plan

In 2004, the Company’s Board of Directors (the “Board”) adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested stock-based awards may be exercised for up to ten years from the grant date. The shares of common stock will be issued from the Company’s authorized share capital upon exercise of options or SARs. The 2004 Incentive Plan expired in May 2012 upon adoption of the 2012 Incentive Compensation Plan (“2012 Incentive Plan”), except as to share based awards outstanding under the 2004 Incentive Plan on that date.

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

The 2012 Incentive Plan empowers the Board, in its discretion, to amend the 2012 Incentive Plan in certain respects. Consistent with this authority, in February 2014 the Board adopted and approved certain amendments to the 2012 Incentive Plan. The key amendments are as follows:

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2016	2015

Interest related to sale of tax benefits	$858	$1,880
Interest expense	15,625	16,895
Less — amount capitalized	(460)	(947)

	$16,023	$17,828

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015

Weighted average number of shares used in computation of basic earnings per share	49,173	47,244
Add:
Additional shares from the assumed exercise of employee stock options	609	835

Weighted average number of shares used in computation of diluted earnings per share	49,782	48,079

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 177,978 and 1,037,612 for the three months ended March 31, 2016 and 2015, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2016:
Net revenues from external customers	$107,868	$43,726	$151,594
Intersegment revenues	—	1,941	1,941
Operating income	34,785	15,758	50,543
Segment assets at period end	2,048,471	211,663	2,260,134

Three Months Ended March 31, 2015:
Net revenues from external customers	$89,953	$30,278	$120,231
Intersegment revenues	—	19,757	19,757
Operating income	23,954	5,897	29,851
Segment assets at period end	1,981,813	201,520	2,183,333

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2016	2015

Revenue:
Total segment revenue	$151,594	$120,231
Intersegment revenue	1,941	19,757
Elimination of intersegment revenue	(1,941)	(19,757)

Total consolidated revenue	$151,594	$120,231

Operating income:
Operating income	$50,543	$29,851
Interest income	320	9
Interest expense, net	(16,023)	(17,828)
Foreign currency translation and transaction gains (losses)	1,962	(1,366)
Income attributable to sale of tax benefits	4,398	5,552
Other non-operating income (expense), net	191	283
Total consolidated income before income taxes and equity in income of investees	$41,391	$16,501

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that PGV comply with an ordinance that the plaintiffs allege will prohibit Puna Geothermal Venture (“PGV”) from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. PGV believes that the allegations have no merit, and will continue to defend itself vigorously.

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

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the NLRB seeking to organize the operations and maintenance employees at the Puna project.  PGV lost the union election by a slim margin in May 2012.  The election results and the NLRB’s decision to require PGV to negotiate with the Union were appealed to the U.S. Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the Supreme Court of the U.S.’ decision in NLRB v. Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that certification of the Union should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment was appropriate.  On June 26, 2015, the Board rejected PGV's arguments and ordered PGV to recognize the Union. On June 30, 2015, PGV appealed the NLRB decision to the U.S. Court of Appeals for the DC Circuit. The NLRB has put on hold its December 8, 2015 request for a hearing to bring unfair labor practice allegations before an administrative law judge in view of ongoing settlement discussions. A global settlement was reached in principle in February 2016, which includes a Union disclaimer of interest and the withdrawal of letters from the Union to the NRLB as well as signed individual settlement agreements, which are immaterial.

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. The complaint is pending before the U.S. District Court for the District of Nevada. On July 7, 2015, the Court issued a protective order stipulating limitations against the qui tam relators for the benefit of the Ormat Parties to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. On March 30, 2016, the Court denied the defendants’ motion for summary judgment that was filed on December 15, 2015. On April 1, 2016, the Magistrate rejected the plaintiffs’ allegation that defendants waived the attorney-client privilege for protected documents. The complaint is in the discovery and depositions stage, which is presently anticipated to be completed December 31, 2016. The Ormat parties believe that they have valid defenses under the law and will continue to defend themselves vigorously.

●

On August 14, 2015, a former local sales representative in Chile, Aquavant, S.A., filed a preliminary motion with the 18th Civil Court of Santiago, requesting the production of documents relating to the Company’s activities in Chile. The motion alleges, based on the theory of unjust enrichment, that the Ormat Parties should pay agency fees in an unstated amount to the plaintiffs in connection with the EPC contract entered into with Enel Green Power and/or Empresa Nacional del Petroleo, and/or other activities in Chile. The preliminary motion was denied by the 18th Civil Court. Plaintiffs refiled the motion in substantially similar form before the 11th Civil Court of Appeals in Santiago. The 11th Civil Court granted the motion, and has issued an order for Ormat to produce certain documents. Defendants subsequently filed a motion to dismiss the document production order, which was denied on October 6, 2015. The Ormat Parties believe that they have valid defenses under law should the plaintiff decide to pursue this suit further.

●

On May 21, 2014, Elko County in Nevada appealed to the Supreme Court of Nevada the Nevada Govenor’s Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s award of an energy tax abatement to ORNI 39 LLC for our McGinness power plant. Both of the appeals request that the Court overturn the Governor’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period which are for McGinness valued at approximately $18.6 million and for Tuscarora, $6.2 million, of which only a small portion was utilized as of March 31, 2016. The Ormat parties believe that they have valid defenses under the law and will continue to defend themselves vigorously.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 22.97% and 33.1%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three months ended March 31, 2016 due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of NOL carryforwards and unutilized tax credits (see below), (ii) lower tax rates in Israel; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended March 31, 2016 and 2015 was $1,100,000 and $1,146,000, respectively.

At December 31, 2015, the Company had U.S. federal NOL carryforwards of approximately $261 million and state NOL carryforwards of approximately $191 million, with a full valuation allowance available to reduce future taxable income, which expire between 2022 and 2034 for federal NOLs and between 2016 and 2034 for state NOLs. The Company’s investment tax credits (“ITCs”) in the amount of $1.3 million at December 31, 2015 are available for a 20-year period and expire between 2022 and 2024. Production tax credits (“PTCs”) in the amount of $70.8 million at December 31, 2015 are available for a 20-year period and expire between 2026 and 2036.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company's ability to generate additional taxable income in the future and historical losses in prior years, a full valuation allowance is recorded against the U.S. deferred tax assets, as it is more likely than not that the deferred tax assets will not be utilized.

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

The Company believes that based on its plans to increase operations outside of the U.S., the cash generated from the Company’s operations outside of the U.S. will be reinvested outside of the U.S. and, accordingly, we do not currently plan to repatriate the funds we have designated as being permanently invested outside of the U.S. If we change our plans, we may be required to accrue and pay U.S. taxes to repatriate these funds.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the position for income taxes. Reserves are established to tax-related uncertainties based on estimates of whether, and the extent to which additional taxes will be due. As of March 31, 2016, the Company is unaware of any potentially significant uncertain tax positions for which a reserve has not been established.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$10,385	$7,511
Additions based on tax positions taken in prior years	160	58
Additions based on tax positions taken in the current year	94	570
Reduction based on tax positions taken in prior years	—	(949)
Balance at end of year	$10,639	$7,190

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On May 4, 2016, the Board declared, approved and authorized payment of a quarterly dividend of $3.5 million ($0.07 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 18, 2016, payable on May 24, 2016.

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

●

our new strategic plan to expand our geographic markets, customer base and product and service offerings may not be implemented as currently planned or may not achieve our goals as and when implemented;

●	development and construction of solar photovoltaic (Solar PV) and energy storage projects, if any, may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

●

the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and any update contained herein and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission; and

●

other uncertainties which are difficult to predict or beyond our control and the risk that we may incorrectly analyze these risks and forces or that the strategies we develop to address them may be unsuccessful.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company, engaged in the geothermal and recovered energy power business. With the objective of becoming a leading global provider of renewable energy, we are focused on several key initiatives under our new strategic plan, as described below.

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while we have built all of our recovered energy-based plants. We currently conduct our business activities in two business segments:

●

The Electricity segment — in this segment, we develop, build, own and operate geothermal, recovered energy-based power plants and recently, energy storage project (as described below) in the United States and geothermal power plants in other countries around the world, and sell the electricity they generate; and

●

The Product segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, remote power units and other power generating units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants.

Both our Electricity segment and Product segment operations are conducted in the United States and the rest of the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala and Kenya, as well as recovered energy generation plants in the United States.

For the three months ended March 31, 2016, our total revenues increased by 26.1% (from $120.2 million to $151.6 million) over the corresponding period in 2015.

For the three months ended March 31, 2016, Electricity segment revenues were $107.9 million, compared to $90.0 million for the three months ended March 31, 2015, an increase of 19.9% from the prior year period. Product segment revenues for the three months ended March 31, 2016 was $43.7 million, compared to $30.3 million during the three months ended March 31, 2015, an increase of 44.4% from the prior year period.

During the three months ended March 31, 2016 and 2015, our consolidated power plants generated 1,396,868 megawatt hours (MWh) and 1,200,377 MWh, respectively, an increase of 16.4%.

For the three months ended March 31, 2016, our Electricity segment generated approximately 71.2% of our total revenues, while our Product segment generated approximately 28.8% of our total revenues. For the three months ended March 31, 2015, our Electricity segment generated approximately 74.8% of our total revenues, while our Product segment generated approximately 25.2% of our total revenues.

For the three months ended March 31, 2016, approximately 89.2% of our Electricity segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

the energy rates under the PPAs in California for each of the Ormesa complex, Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex, a total of approximately 90 MW, change primarily based on fluctuations in natural gas prices; and

●	the prices paid for the electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil.

We reduced our economic exposure to fluctuations in the price of natural gas until March 31, 2015 and from June 1, 2015 until December 31, 2015, and recently we reduced our economic exposure to fluctuations in the price of oil and natural gas from February 3, 2016 until December 29, 2016, by entering into derivatives transactions.

To comply with obligations under their respective PPAs, certain of our project subsidiaries are structured as special purpose, bankruptcy remote entities and their assets and liabilities are ring-fenced. Such assets are not generally available to pay our debt, other than debt at the respective project subsidiary level. However, these project subsidiaries are allowed to pay dividends and make distributions of cash flows generated by their assets to us, subject in some cases to restrictions in debt instruments, as described below.

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

Our management assesses the performance of our two operating segments differently. In the case of our Electricity segment, when making decisions about potential acquisitions or the development of new projects, management typically focuses on the internal rate of return of the relevant investment, technical and geological matters and other business considerations. Management evaluates our operating power plants based on revenues, expenses, and EBITDA, and our projects that are under development based on costs attributable to each such project. Management evaluates the performance of our Product segment based on the timely delivery of our products, performance quality of our products, revenues and costs actually incurred to complete customer orders compared to the costs originally budgeted for such orders.

Recent Developments

The most significant developments in our company and business since January 1, 2016 are described below:

●

On March 30, 2016, we announced that we signed an agreement with a subsidiary of Alevo Group SA, a leading provider of energy storage systems, to jointly build, own and operate the Rabbit Hill Energy Storage Project (Rabbit Hill), located in Georgetown, Texas. We will own and fund the majority of the 10 MW Rabbit Hill energy storage project and under the terms of the agreements, will provide engineering and construction services and balance of plant equipment. Alevo will provide its innovative GridBank™ inorganic lithium ion energy storage system in conjunction with the power conversion systems. In addition, Alevo will provide ongoing management and operations and maintenance services for the life of the project. The project will consist of three GridBank™ enclosures and will provide fast responding regulation services (FRRS) as an open market participant in the Electric Reliability Council of Texas (ERCOT), an independent system operator that manages the flow of electric power to Texas customers.

●

On March 14, 2016, we announced the signing of an Investment Agreement and Shareholders Agreement with Sageos holding (Sageos), a wholly owned subsidiary of the French governmental geological survey company, to acquire, gradually, 85% of Geothermie Bouillante SA (GB). GB owns and operates the Bouillante geothermal power plant located on Guadeloupe Island, a French territory in the Caribbean. This plant currently generates approximately 10 MW, and owns two exploration licenses providing for additional potential capacity of up to 30 MW. At closing, expected in the second quarter, we will pay approximately $24 million (approximately €22 million) to Sageos for a 79.6% equity interest in GB. In addition, we are committed to further invest approximately $11 million (approximately €10 million) during the first two years, which will increase our equity interest to 85%. The cash will be used mainly for the enhancement of the power plant. We are planning to expand the current production of the power plant to its design capacity of 14.75 MW by mid-2017. Additionally, we plan to make modifications to the existing equipment as well as to further develop the asset, with the potential to reach a total of 45 MW in phased development by 2021. Under the Investment Agreement, we will pay Sageos an additional amount of up to approximately $17 million (approximately €16 million) subject to the achievement of agreed upon production thresholds and capacity expansion within a defined time period.

●

On February 3, 2016, we announced that we commenced commercial operation of Plant 4 in the Olkaria III complex in Kenya, increasing the complex total generating capacity by 29 MW to 139 MW. Plant 4 will sell its electricity to Kenya Power and Lighting Co. Ltd (KPLC) under a 20-year PPA. In October 2015, Ormat signed an amendment to the PPA with KPLC that enables it to increase the capacity of Plant 4 expansions to an aggregate of 100 MW, in phases. Plant 4 was financed by Ormat equity which is covered by an insurance policy from Multilateral Investment Guarantee Agency, a member of the World Bank Group, to cover Ormat’s exposure to certain political risks involved in operating in developing countries.

●

On January 12, 2016, we announced that we commenced construction of the 35 MW Platanares geothermal project in Honduras. In 2013, Ormat signed an agreement with ELCOSA, a privately owned Honduran energy company, under which Ormat will built and operate the Platanares geothermal project for approximately 15 years from the commercial operation date. After that period, Ormat will transfer the Platanares project back to ELCOSA. The project will sell its power mainly under a 30-year PPA with the national utility of Honduras, Empresa Nacional de Energía Eléctrica. We expect the project to reach commercial operation by the end of 2017 and generate average annual revenues of approximately $30 million.

Trends and Uncertainties

The geothermal industry in the United States has historically experienced significant growth followed by a consolidation of owners and operators of geothermal power plants. There has been increased demand for energy generated from geothermal and other renewable resources in the United States as costs for electricity generated from renewable resources have become more competitive. Much of this is attributable to legislative and regulatory requirements and incentives, such as state renewable portfolio standards and federal tax credits. The U.S. government encourages the use of geothermal and other renewable energy through production tax credits (PTCs) or investment tax credits (ITCs) (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below). We believe that future demand for energy generated from geothermal and other renewable resources in the United States will be driven by further commitment and implementation of renewable portfolio standards as well as the introduction of additional tax incentives and greenhouse gas initiatives. The trends that from time to time impact our operations are subject to market cycles.

Although other trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties:

●

We expect to continue to generate the majority of our revenues from our Electricity segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities, as they arise in our recovered energy business, in the Solar PV sector, in the energy storage market and in other forms of clean energy. In addition, pursuant to our strategic plan, we are pursuing PPAs with enterprises that will increase our potential customer base.

●

We have adopted a new strategic plan for growth of our company, in terms of geographic scope, customer base, and technology platforms covered by our product and service offerings, with a focus to increase net income from operations.  Under this plan, we will continue to focus on organic growth and increasing operational efficiency of our existing business lines.  In addition, we are actively pursuing acquisition opportunities, both in our existing business lines and the solar power generation and energy storage businesses targeted as part of the plan. We will face a number of challenges and uncertainties in implementing this plan, and we may revise elements of the plan in response to market conditions or other factors as we move forward with the plan.

●

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. For example in June 2013, President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. The EPA published rules relating to carbon pollution standards for certain existing, new, modified and reconstructed power plants on October 23, 2015. Under the Clean Power Plan that applies to certain existing power plants, states are to prepare plans to meet the EPA’s goal of cutting carbon emission from the power sector by 32% below 2005 levels nationwide by 2030. On February 9, 2016, the U.S. Supreme Court stayed the Clean Power Plan pending resolution of legal challenges to the plan. The U.S. Court of Appeals for the District of Columbia Circuit is scheduled to hear the legal challenges to the Clean Power Plan on June 2, 2016 and possibly also on June 3, 2016. In addition, several states and regions are already addressing legislation to reduce greenhouse gas emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. On October 20, 2011, the California Air Resources Board adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. On April 29, 2015, California’s Governor Brown issued an Executive Order setting an interim target of 40% below 1990 levels by 2030. In addition to California, twenty U.S. states have set greenhouse gas emissions reduction targets. Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, California Senate Bill X1-2 was signed into law, and increased California’s RPS to 33% by December 31, 2020. In October 2015, Governor Brown signed SB 350. Under the new bill, California’s RPS have been increased to 50% by 2030. In June 2015, Hawaii’s Governor Ige signed a bill that sets the state’s renewable energy goal at 100% by 2045. These bills may facilitate additional sales and trading options when negotiating PPAs and selling electricity from our existing power plants and any new power plants we may develop or acquire in these states.

●

The historical agreement signed at the COP21 UN Climate Change Conference held in Paris, as well as other initiatives such as the American Business Act on Climate Pledge, Mission Innovation and the Breakthrough Energy Coalition may create opportunities for us to acquire and develop geothermal power generation facilities internationally, as well as additional opportunities for our Product segment.

●

In June 2013, the Nevada state legislature passed three bills that were expected to support additional renewable energy development in the state. Senate Bill (SB) No. 123 required the retirement or elimination of not less than 800 MW of coal-fired electric generating capacity on or before December 31, 2019 and the construction or acquisition of, or contracting for, 550 MW of anticipated natural gas resources and 350 MW of electric generating capacity from renewable energy facilities. The provisions of SB 123 have been fulfilled in part and indefinitely suspended in part:

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

eliminating a 2.4 multiplier that previously applied to new Solar PV distributed generation,

phasing out (by 2025) Nevada's inclusion of energy efficiency credits which have previously counted for up to 25% of Nevada's RPS and phasing out recognition of the related portfolio energy credits (PECs) for purposes of Nevada's RPS, and diminishing the allowance for station usage PECs for geothermal projects under the Nevada RPS.

●	On September 26, 2014, Governor Brown of California signed into law AB 2363, which required the CPUC to adopt, by December 31, 2015, a methodology for determining the costs of integrating eligible renewable energy resources. As of the date of this report no methodology has been adopted.

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

●

In the Electricity segment, we expect intense competition from the solar and wind power generation industries to continue and increase. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contracts as well as any further decline in natural gas prices due to increased production which can affect the market price for electricity may contribute to a reduction in electricity prices. Despite increased competition from the solar and wind power generation industries, we believe that base load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources. Also, we believe that geothermal power plants can positively impact electrical grid stability and provide valuable ancillary services because of their base load nature. In the geothermal industry, due to reduced competition for geothermal leases, we have experienced a decrease in the upfront fee required to secure geothermal leases.

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

●	The 38 MW Puna complex has three PPAs, one of which (the 25 MW) PPA has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil we signed fixed rate PPAs for remaining 13 MW.

●

Since May 2012, the pricing under our PPAs for the Ormesa, Mammoth and Heber complexes (for a total of 161 MW) were variable rate based on short run avoided cost pricing that is impacted by natural gas prices. However, in 2013, we signed new fixed rate PPAs that reduced our current exposure to short run avoided cost by 18 MW and by an additional 53 MW in December 2015. In addition, to further reduce our exposure to natural gas prices, we enter into derivative transactions from time to time, as discussed above.

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

●

Our foreign operations are subject to significant political, hostilities, economic and financial risks, which vary by country. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate, as further described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015. Although we maintain, among other things, political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●

The Sarulla 330 MW project was released for construction, and we began to recognize our first Product segment revenues under the supply contract we signed with the EPC contractor in the quarter ended September 30, 2014. Going forward we expect to derive significant revenues from the supply contract, the majority of which will be recognized by the end of 2016. We expect to generate additional income from our 12.75% equity investment in the Sarulla consortium following the commercial operation of the project. The Sarulla project’s future operations may be impacted by the current status of development as discussed below under “Capital Expenditure” section, various factors which we do not control given our minority position in the consortium, as well as other factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

●

A Turkish sub-contractor provides us with certain local equipment for renewable energy based generating facilities to help us meet our obligations under certain supply agreements in Turkey. The use of local equipment in renewable energy based generating facilities in Turkey entitles such facilities to certain benefits under Turkish law, provided such facilities have obtained an RER Certificate from EMRA, which requires the issuance of a local certificate.  If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued an RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit.

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

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 89.2% of our Electricity revenues for the three months ended March 31, 2016 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our approximately 90 MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the price paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)		% of Revenue for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Revenues:
Electricity	$107,868	$89,953	71.2%	74.8%
Product	43,726	30,278	28.8	25.2
Total	$151,594	$120,231	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product segments for the periods indicated:

	Revenue (dollars in thousands)		% of Revenue for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Electricity Segment:
United States	$73,808	$61,651	68.4%	68.5%
Foreign	34,060	28,302	31.6	31.5
Total	$107,868	$89,953	100%	100%

Product Segment:
United States	$5,815	$18,115	13.3%	59.8%
Foreign	37,911	12,163	86.7	40.2
Total	$43,726	$30,278	100%	100%

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices (mainly for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas & Electric in California for the Heber 2 power plant in the Heber complex, the Mammoth complex, the Ormesa complex, and the North Brawley power plant are higher in the months of June through September. As a result, we receive, and expect to continue to receive in the future, higher revenues from these power plants during such months. In the winter, our power plants produce more energy principally due to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity revenues. The higher payments payable by Southern California Edison and Pacific Gas & Electric Company in the summer months offset the negative impact on our revenues from lower generation in the summer due to the higher ambient temperature.

        Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.3% and 4.1% of Electricity segment revenues for the three months ended March 31, 2016 and March 31, 2015, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased to $148.5 million as of March 31, 2016 from $185.9 million as of December 31, 2015. This decrease was principally due to: (i) our use of $31.0 million to fund capital expenditures; (ii) a net change in restricted cash and cash equivalents of $14.6 million; (iii) net repayment of $11.6 million of long-term debt; (iv) $6.3 million cash paid to non-controlling interests; and (v) $15.5 million cash dividend paid. This decrease was partially offset by: (i) $27.0 million derived from operating activities during the three months ended March 31, 2016; and (ii) proceeds of $9.0 million from our revolving credit lines with commercial banks. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of March 31, 2016 was $454.8 million, as described below in “Liquidity and Capital Resources”. As of March 31, 2016, we have utilized $371.7 million of our corporate borrowing capacity.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$107,868	$89,953
Product	43,726	30,278
	151,594	120,231
Cost of revenues:
Electricity	63,686	55,581
Product	24,035	20,625
	87,721	76,206
Gross margin
Electricity	44,182	34,372
Product	19,691	9,653
	63,873	44,025
Operating expenses:
Research and development expenses	349	363
Selling and marketing expenses	3,675	3,433
General and administrative expenses	8,749	10,204
Write-off of unsuccessful exploration activities	557	174
Operating income	50,543	29,851
Other income (expense):
Interest income	320	9
Interest expense, net	(16,023)	(17,828)
Foreign currency translation and transaction gains (losses)	1,962	(1,366)
Income attributable to sale of tax benefits	4,398	5,552
Other non-operating income (expense), net	191	283

and equity in losses of investees	41,391	16,501
Income tax (provision) benefit	(9,509)	(5,459)
Equity in losses of investees, net	(937)	(775)
Net income	30,945	10,267
Net income attributable to noncontrolling interest	(1,674)	(235)
Net income attributable to the Company's stockholders	$29,271	$10,032
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.60	$0.21
Diluted:
Net income	$0.59	$0.21
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,173	47,244
Diluted	49,782	48,079

	Three Months Ended March 31,
	2016	2015
Statements of Operations Data:
Revenues:
Electricity	71.2%	74.8%
Product	28.8	25.2
	100.0	100.0
Cost of revenues:
Electricity	59.0	61.8
Product	55.0	68.1
	57.9	63.4
Gross margin
Electricity	41.0	38.2
Product	45.0	31.9
	42.1	36.6
Operating expenses:
Research and development expenses	0.2	0.3
Selling and marketing expenses	2.4	2.9
General and administrative expenses	5.8	8.5
Write-off of unsuccessful exploration activities	0.4	0.1
Operating income	33.3	24.8
Other income (expense):
Interest income	0.2	0.0
Interest expense, net	(10.6)	(14.8)
Foreign currency translation and transaction gains (losses)	1.3	(1.1)
Income attributable to sale of tax benefits	2.9	4.6
Other non-operating income (expense), net	0.1	0.2

and equity in losses of investees	27.3	13.7
Income tax provision	(6.3)	(4.5)
Equity in losses of investees, net	(0.6)	(0.6)
Net income	20.4	8.5
Net income attributable to noncontrolling interest	(1.1)	(0.2)
Net income attributable to the Company's stockholders	19.3%	8.3%

Comparison of the Three Months Ended March 31, 2016 and the Three Months Ended March 31, 2015

Total Revenues

Total revenues for the three months ended March 31, 2016 were $151.6 million, compared to $120.2 million for the three months ended March 31, 2015, which represented a 26.1% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 19.9% and 44.4%, respectively, compared to the corresponding period in 2015.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2016 were $107.9 million, compared to $90.0 million for the three months ended March 31, 2015, representing a 19.9% increase from the prior period. This increase was primarily attributable to: (i) the commencement of operations of the second phase of the McGinness Hills power plant and Don A. Campbell power plants in Nevada in February 2015 and September 2015, respectively, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016 and (ii) higher energy rates under the Heber 1 new PPA commencing in December 2015. The increase was partially offset by a reduction in revenues generated by some of our power plants due to lower oil and natural gas prices.

Power generation in our power plants increased by 16.4% from 1,200,377 MWh in the three months ended March 31, 2015 to 1,396,868 MWh in the three months ended March 31, 2016 mainly due to the commencement of commercial operation of the second phase of the McGinness Hills power plant and Don A. Campbell power plant in Nevada, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya, as discussed above.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2016 were $43.7 million, compared to $30.3 million for the three months ended March 31, 2015, which represented a 44.4% increase. The increase in our Product segment revenue was primarily due to timing of revenue recognition, different product mix and commencing revenue recognition in new contracts.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2016 was $87.7 million, compared to $76.2 million for the three months ended March 31, 2015, which represented a 15.1% increase. This increase was due to the increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2016, decreased to 57.9%, from 63.4% for the three months ended March 31, 2015. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in both our Electricity and Product segments.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2016 was $63.7 million, compared to $55.6 million for the three months ended March 31, 2015, which represented a 14.6% increase from the prior period. This increase was primarily due to: (i) additional costs of revenues from the second phase of the McGinness Hills power plant and Don A. Campbell power plant that commenced commercial operation in February 2015 and September 2015, respectively, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016, as discussed above; and (ii) reimbursement in the three months ended March 31, 2015 of $2.5 million of mining tax imposed on us based on an audit performed by the state of Nevada for the years ended December 31, 2008, 2009 and 2010 following our successful appeal of the audit decision in the first quarter of 2015. As a percentage of total electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2016 was 59.0% compared to 61.8% for the three months ended March 31, 2015. This decrease was primarily due to higher efficiency in our operating power plants as well as the lower cost to operate the three new power plants mentioned above.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2016 was $24.0 million, compared to $20.6 million for the three months ended March 31, 2015, which represented a 16.5% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2016 was 55.0%, compared to 68.1% for the three months ended March 31, 2015. This decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods, improvements made at our manufacturing facility as well as a reduction in commodities prices that reduced the costs of raw materials and subcontracting.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2016 were $0.3 million, compared to $0.4 million for the three months ended March 31, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2016 were $3.7 million, compared to $3.4 million for the three months ended March 31, 2015. Selling and marketing expenses for the three months ended March 31, 2016 constituted 2.4% of total revenues for such period, compared to 2.9% for the three months ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2016 were $8.7 million, compared to $10.2 million for the three months ended March 31, 2015. The decrease was mainly due to $3.4 million of expenses related to the share exchange with Ormat Industries recorded in the three months ended March 31, 2015, partially offset by an increase in consulting services. General and administrative expenses for the three months ended March 31, 2016 constituted 5.8% of total revenues for such period, compared to 5.7%, excluding the costs related to the share exchange, for the three months ended March 31, 2015.

Operating Income

Operating income for the three months ended March 31, 2016 was $50.5 million, compared to $29.9 million for the three months ended March 31, 2015, which represented a 69.3% increase. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments primarily due to the increase in revenues, as discussed above. Operating income attributable to our Electricity segment for the three months ended March 31, 2016 was $34.8 million, compared to $24.0 million for the three months ended March 31, 2015. Operating income attributable to our Product segment for the three months ended March 31, 2016 was $15.8 million, compared to $5.9 million for the three months ended March 31, 2015.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2016 was $16.0 million, compared to $17.8 million for the three months ended March 31, 2015. This decrease was primarily due to (i) lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (ii) $1.0 million decrease in interest related to the sale of tax benefits. The decrease was partially offset by a $0.5 million decrease related to interest capitalized to projects.

Foreign Currency Translation and Transaction Gains (Losses)

Foreign currency translation and transaction gains for the three months ended March 31, 2016 were $2.0 million, compared to losses of $1.4 million for the three months ended March 31, 2015. Foreign currency translation and transaction gains for the three months ended March 31, 2016 were attributable primarily to gains on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the three months ended March 31, 2016 was $4.4 million, compared to $5.6 million for the three months ended March 31, 2015. This income represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to the investors in the amount of $0.8 million and $3.6 million, respectively, in the three months ended March 31, 2016, compared to income of $0.6 million and $5.0 million, respectively, in the three months ended March 31, 2015. This decrease was primarily attributable to a lower taxable loss in ORTP.

Income Taxes

Income tax provision for the three months ended March 31, 2016 was $9.5 million, compared to $5.5 million for the three months ended March 31, 2015. This increase in income tax provision primarily resulted from the increase in income before taxes in jurisdictions outside the U.S. Our effective tax rate for the three months ended March 31, 2016 and the three months ended March 31, 2015 was 23.0% and 33.1%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the three months ended March 31, 2016 primarily due to losses in the U.S. and certain foreign jurisdictions.

The decrease in our effective tax rate for the three months ended March 31, 2016 from the 2015 quarter is due to the jurisdictional mix of our income and that income in the U.S. during the 2016 period is not subject to tax expense given the U.S. valuation allowance.

Equity in losses of investees, net

Equity in losses of investees, net for the three months ended March 31, 2016 was $0.9 million, compared to $0.8 million for the three months ended March 31, 2015. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended March 31, 2016 was $30.9 million, compared to $10.3 million for the three months ended March 31, 2015, which represents an increase of $20.7 million. This increase in net income was principally attributable to the increase of $20.7 million in operating income and lower interest expenses of $1.8 million, partially offset by an increase in income tax provision of $4.1 million, all as discussed above.

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

As of March 31, 2016, we had access to (i) $148.5 million in cash and cash equivalents of which $133.0 million is related to foreign jurisdictions; and (ii) $83.1 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2016 include approximately $245.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment including $36.0 million for expected investments in activities under our new strategic plan, as well as $51.0 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financing and refinancing (including construction loans). Management believes that, based on the current stage of implementation of the new strategic plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of December 31, 2015, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.30 and the pro-forma 12-month debt service coverage ratio was 1.28 (on a semi-annual basis and as of December 31, 2015). There was $30.0 million aggregate principal amount of OFC Senior Secured Notes outstanding as of March 31, 2016.

In June 2015, we repurchased from OFC noteholders $30.6 million of the aggregate principal amount of our OFC Senior Secured Notes, which resulted in approximately $2.5 million of saving in interest expense. We recognized a loss of approximately $1.7 million in the three months ended June 30, 2015, as a result of that repurchase.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of December 31, 2015, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.37, and the pro-forma 12-month debt service coverage ratio was 1.89. There were $43.3 million of OrCal Senior Secured Notes outstanding as of March 31, 2016.

OFC 2 Senior Secured Notes — Limited Recourse During Construction and Non-Recourse Thereafter

In September 2011, OFC 2, one of our subsidiaries, and its wholly owned project subsidiaries (collectively, the OFC 2 Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock, as administrative agent, and the Department of Energy (DOE), as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes due December 31, 2034. As of March 31, 2016, we have utilized $291.7 million of the notes and we do not expect further drawdowns under this agreement.

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

In connection with the drawdown, on August 13, 2014, we entered into an on-the-run interest lock agreement with a financial institution with a termination date of August 15, 2014. This on-the-run interest lock agreement had a notional amount of $140.0 million and was designated by us to as a cash flow hedge. The objective of this cash flow hedge was to eliminate the variability in the change in the 10-year U.S. Treasury rate as that is one of the components in the annual interest rate of OFC 2 loan that was forecasted to be fixed on August 15, 2014. As such, we hedged the variability in total proceeds attributable to changes in the 10-year U.S. Treasury rate for the forecasted issuance of fixed rate OFC 2 loan. On the settlement date of August 18, 2014, we paid $1.5 million to the counterparty of the on-the-run interest rate lock agreement. The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders. Among other things, the distribution restrictions include a historical and projected quarterly debt service coverage ratio requirement of at least 1.2 (on a blended basis for all of the OFC 2 power plants) and 1.5 on a pro forma basis (giving effect to the distributions). We are required to measure these covenants on a quarterly basis and as of March 31, 2016, the last measurement date of the covenants, the actual debt service coverage ratio was 2.2 and the pro-forma 12-month debt service coverage ratio was 2.2. There were $257.4 million of OFC 2 Senior Secured Notes outstanding as of March 31, 2016.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $69.6 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $150.9 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $39.6 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $23.7 million as of March 31, 2016, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of March 31, 2016, the actual historical and projected 12-month debt service coverage ratio was 2.49 and 2.84, respectively.

As of March 31, 2016, $260.1 million of the OPIC loan was outstanding.

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

The loan is payable in 48 quarterly payments commencing March 31, 2016. The loan bears interest at a rate per annum equal to of the sum of the LIBO Rate (which cannot be lower than 1.25%) plus a margin of (i) 4.35% as long as the Company’s guaranty of the loan (as described below) is outstanding or (ii) 4.75% otherwise. Interest is payable quarterly, on March 30, June 30, September 30 and December 30 of each year, on the stated maturity date of the loan and on any prepayment or payment of the loan. The loan must be prepaid on the occurrence of certain events, such as casualty, condemnation, asset sales and expansion financing not provided by the lenders under the credit agreement, among others. The loan may be voluntarily prepaid if certain conditions are satisfied, including payment of a premium (ranging from 100-50 basis points) if prepayment occurs prior to the eighth anniversary of the loan.

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of March 31, 2016, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.84 and 1.98, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of March 31, 2016, $39.4 million of this loan is outstanding.

Full-Recourse Third-Party Debt

Union Bank. In February 2012, Ormat Nevada, our wholly owned subsidiary, entered into an amended and restated credit agreement with Union Bank. Under the amended and restated agreement, the credit termination date was extended from February 15, 2012 to February 7, 2014, and was subsequently extended to May 20, 2015, and then June 30, 2016. We plan to extend the credit agreement for an additional year. The aggregate amount available under the credit agreement is $50.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of March 31, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.49; (ii) the 12-month debt service coverage ratio was 2.39; and (iii) the distribution leverage ratio was 0.5. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of March 31, 2016, letters of credit in the aggregate amount of $36.3 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals, which was subsequently extended to May 31, 2015, and then to June 30, 2016. We plan to extend the credit agreement for an additional year. The aggregate amount available under the credit agreement is $25.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line is available to be drawn for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of March 31, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.49; (ii) the 12-month debt service coverage ratio was 2.39; and (iii) the distribution leverage ratio was 0.5. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of March 31, 2016, letters of credit in the aggregate amount of $22.4 million remain issued and outstanding under this committed credit agreement.

Credit Agreements. We also have committed credit agreements with five other commercial banks for an aggregate amount of $379.8 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $197.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $182.8 million. The credit agreements mature at the end of October 2016 and November 2016. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. As of March 31, 2016, the outstanding loan balance was $9.0 million, which was fully repaid in April 2016.

As of March 31, 2016, letters of credit with an aggregate stated amount of $313.0 million were issued and outstanding under these credit agreements.

Term Loans.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, that is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of March 31, 2016, $5.0 million was outstanding under this loan.

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

The Company’s $250 million senior secured bonds are payable on August 1, 2017.  The Company funds its debt obligations with existing cash balances and cash flow from operations.  Prior to their maturity in the third quarter of 2017, the Company intends to either access the debt capital markets to repay the $250 million senior secured bonds in full or utilize a combination of existing cash balances and new borrowings to repay the bonds

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of March 31, 2016, $23.7 million is outstanding under the DEG Loan (out of which $16.2 million bears interest at a fixed rate).

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of March 31, 2016: (i) total equity was $1,098.3 million and the actual equity to total assets ratio was 48.6% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.47. During the three months ended March 31, 2016, we distributed interim dividends in an aggregate amount of $15.5 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

As of March 31, 2016, committed letters of credit in the aggregate amount of $361.7 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Full-Recourse Third Party Debt”.

Puna Power Plant Lease Transactions

In May 2005, Puna Geothermal Venture (PGV), our Hawaiian subsidiary, entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the Puna Power Plant).

Pursuant to a 31-year head lease (the Head Lease), PGV leased the Puna Power Plant to an unrelated lessor (the Puna lessor) in return for prepaid lease payments in the total amount of $83.0 million. The carrying value of the leased assets as of March 31, 2016 amounted to $30.0 million, net of accumulated depreciation of $30.9 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

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

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $4.3 million and $2.1 million as of March 31, 2016 and December 31, 2015, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments are expected to be made until December 31, 2016 and total up to a maximum amount of $11.0 million, of which we received $2.0 million and $1.7 million in the first quarters of 2016 and 2015, respectively.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $10.6 million as of March 31, 2016. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2014:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 25, 2014	$0.06	March 13, 2014	March 27, 2014
May 8, 2014	$0.05	May 21, 2014	May 30, 2014
August 5, 2014	$0.05	August 19, 2014	August 28, 2014
November 5, 2014	$0.05	November 20, 2014	December 4, 2014
February 24, 2015	$0.08	March 16, 2015	March 27, 2015
May 6, 2015	$0.06	May 19, 2015	May 27, 2015
August 3, 2015	$0.06	August 18, 2015	September 2, 2015
November 3, 2015	$0.06	November 18, 2015	December 2, 2015
February 23, 2016	$0.31	March 15, 2016	March 29, 2016
May 4, 2016	$0.07	May 18, 2016	May 24, 2016

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities	$27,044	$83,147
Net cash used in investing activities	(44,620)	(47,257)
Net cash provided by (used in) financing activities	(19,845)	(5,396)
Net change in cash and cash equivalents	(37,421)	30,494

For the Three Months Ended March 31, 2016

Net cash provided by operating activities for the three months ended March 31, 2016 was $27.0 million, compared to $83.1 million for the three months ended March 31, 2015. The net decrease of $56.1 million resulted primarily from (i) a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $7.8 million in our Product segment in the three months ended March 31, 2016, compared to an increase of $53.5 million in the three months ended March 31, 2015, as a result of timing in billing of our customers; and (ii) an increase in receivables of $21.9 million in the three months ended March 31, 2016, compared to $6.2 million in the three months ended March 31, 2015, as a result of timing of collection from our customers. The decrease was partially offset by the increase in cash inflow due to higher net income of $20.6 million, from $10.3 million for the three months ended March 31, 2015 to $30.9 million for the three months ended March 31, 2016 as described above.

Net cash used in investing activities for the three months ended March 31, 2016 was $44.6 million, compared to $47.3 million for the three months ended March 31, 2015. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2016 were: (i) capital expenditures of $31.0 million, primarily for our facilities under construction and (ii) a net increase of $14.6 million in restricted cash and cash equivalents due to timing of debt repayments. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2015 were: (i) capital expenditures of $42.4 million, primarily for our facilities under construction; a net increase of $22.3 million in restricted cash and cash equivalents, due to timing of debt repayments, reduced by $15.4 million derived from cash of Ormat Industries due to the share exchange transaction.

Net cash used in financing activities for the three months ended March 31, 2016 was $19.8 million, compared to $5.4 million for the three months ended March 31, 2015. The principal factors that affected the net cash used in financing activities during the three months ended March 31, 2016 were: (i) the repayment of long-term debt in the amount of $11.6 million; (ii) $15.5 million cash dividend paid; and (iii) $6.3 million cash paid to non-controlling interest, reduced by a net increase of $9.0 million against our revolving lines of credit with commercial banks. The principal factors that affected our net cash used in financing activities during the three months ended March 31, 2015 were: (i) the repayment of long-term debt in the amount of $10.5 million; and (ii) $3.9 million cash dividend paid, reduced by a net increase of $10.3 million against our revolving lines of credit with commercial banks.

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

Adjusted EBITDA for the three months ended March 31, 2016 was $80.2 million, compared to $65.3 million for the three months ended March 31, 2015.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Net cash provided by operating activities	$27,044	$83,147
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	14,127	15,972
Interest income	(320)	(9)
Income tax provision	9,509	5,459
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	30,082	(47,220)

EBITDA	80,442	57,349
Mark-to-market on derivatives which represent swap contracts on natural gas and oil prices	174	4,129
Stock-based compensation	842	1,127
Share exchange transaction costs	147	3,400
Write-off of unsuccessful exploration activities	557	174
Mark-to-market on derivatives which represent currency forward contracts	(1,920)	(860)

Adjusted EBITDA	$80,242	$65,319
Net cash used in investing activities	$(44,620)	$(47,257)
Net cash used in financing activities	$(19,845)	$(5,396)

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) the investment in new activities under the new strategic plan .

The following is an overview of projects that are fully released for construction:

Sarulla (Indonesia). We are part of a consortium that is currently developing the approximately 330 MW Sarulla project in Tapanuli Utara North Sumatra, Indonesia. The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence towards the end of 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. Engineering and procurement for the first and second phases has been substantially completed but is still in progress for the third phase. Construction for the first phase is in progress with major activities related to mechanical and electrical equipment installation. The infrastructure work for the second phase is in progress. Major equipment, including Ormat’s OECs and Toshiba’s steam turbine, for the first phase has arrived and is currently being installed. The drilling of production and injection wells is also in progress for all three phases. The project is still experiencing delays mainly in field development, but also in the plant’s construction work. The project has missed a few milestones, but has received waivers from the lenders. The project is also facing certain cost overruns resulting from delays and excess drilling costs. Although estimated cost at completion is still within the approved budget (including the contingent equity), the lenders have requested that the sponsors commit additional equity. The sponsors have agreed and financing documents are being revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved and the main shipment of the second phase is on its way to the Indonesian port. Manufacturing of third phase equipment is progressing as planned.

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

Heber 1 Power Plant. We are currently in the process of enhancing the Heber 1 power plant of the Heber complex located in Imperial Valley, California. We are planning to convert artesian wells to pumped wells, add new water cooling unit and replace one of the OECs, following which we expect the capacity of the complex to reach 92 MW. In December 2015, we started to sell power under a new fixed price PPA with SCPPA.

Platanares Project (Honduras). We are currently developing the Geotermica Platanares geothermal project in Honduras. We have successfully drilled a production well and an injection well. In December 2015, we concluded the drilling activity as well as extensive tests that support the decision to construct a 35 MW project, which is larger than initially estimated. We hold the assets, including the project’s wells, land, permits and a PPA, under a Build, Operate, Transfer (BOT) structure for 15 years from the date of commercial operation. Commercial operation is expected at the end of 2017.

 The following is an overview of projects that are in an initial stage of construction:

Carson Lake Project. We plan to develop the 20 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We applied for a drilling permit and we are planning to start drilling in the second half of 2016.

CD 4 Project. We plan to develop 30 MW of new capacity at the Mammoth complex on land which is comprised mainly of BLM leases. We have commenced field development and drilled one production well and one injection well. Continued drilling is subject to receipt of additional permits. As part of the process to secure a transmission line, we are participating in the Southern California Edison Wholesale Distribution Access Tariff Transition Cluster Generator Interconnection Process (WDAT LGIA) to deliver energy into the Southern California Edison system at the Casa Diablo Substation. Southern California Edison completed phase I and phase II cluster studies and the WDAT LGIA is being reviewed while re-evaluation of the system upgrades is being completed due to changes in the participants in the cluster study. We are not planning to make material capital expenditures in this project in 2016.

We have estimated approximately $195.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $35.0 million as of March 31, 2016. We expect to invest approximately $75.0 million of such total during the remainder of 2016 and the remaining approximately $85.0 million thereafter.

In addition, we estimate approximately $170.0 million in additional capital expenditures in the remainder of 2016 to be allocated as follows: (i) $70.0 million in development of new projects; (ii) $31.0 million for maintenance capital expenditures to our operating power plants; (iii) $28.0 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity; (iv) $36.0 million for investment in new activities that reflects expenditures under the new strategic plan and (v) $5.0 million for enhancements to our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2016 will be approximately $245.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s short run avoided costs, or SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas-fired power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. In March 2014, May 2015 and February 2016, we entered into derivative transactions to reduce our exposure to the price of natural gas under these PPAs, until December 29, 2016. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO’s avoided costs.

As of March 31, 2016, 93.4% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 6.6% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of March 31, 2016, $60.8 million of our long-term debt remained subject to some interest rate risk.

We currently maintain our surplus cash in short-term, interest-bearing bank deposits and money market securities.

Our cash equivalents are subject to interest rate risk. Fixed rate securities may have their market value adversely impacted by a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. As a result of these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if we are forced to sell securities that decline in market value because of changes in interest rates.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2016 and December 31, 2015 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our new strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2016 and December 31, 2015 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2016	December 31, 2015	March 31, 2016		December 31, 2015		Change in the Fair Value of
	(Dollars in thousands)
Call options on natural gas price	$(799)	$-	$667		$-		NG futures
Call and put options on oil price	(586)	-	506		-		Brent oil futures
Foreign Currency	(3,705)	(3,894)	4,529		4,760		Foreign currency forward contracts
Interest Rate	(353)	(408)	360		417		OFC
Interest Rate	(567)	(646)	579		660		OrCal
Interest Rate	(8,951)	(9,322)	9,512		9,941		OFC 2
Interest Rate	(146)	(175)	148		172		Loan from DEG
Interest Rate	(8,637)	(9,164)	9,098		9,685		Loan from OPIC
Interest Rate	(1,574)	(1,888)	1,587		1,907		Senior unsecured bonds
Interest Rate	- (1)	- (1)	-	(1)	-	(1)	Amatitlan Loan

(1) The application of a 10% increase and decrease to the interest rate, did not exceed the minimum rate as set in the loan agreement.

Effect of Inflation

We do not expect that inflation will be a significant risk in the near term, given the current global economic conditions, however, that could change in the future. To address rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

In connection with the Electricity segment, inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs. The negative impact of inflation may be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. The energy payments pursuant to the PPAs for the Brady power plant, the Steamboat 2 and 3 power plants, the Steamboat Hills power plant, and the Burdette power plant increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of our power plants, thereby increasing our operating costs in the Product segment. We are more likely to be able to offset all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Southern California Public Power Authority, KPLC and Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy). If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our new multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

Sierra Pacific Power Company and Nevada Power Company accounted for 23.2% and 24.0% for the three months ended March 31, 2016 and 2015, respectively.

Southern California Public Power Authority accounted for 12.1% and 5.9% for the three months ended March 31, 2016 and 2015, respectively.

KPLC accounted for 17.4% and 17.8% for the three months ended March 31, 2016 and 2015, respectively.

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

We are also permitted to depreciate, or write off, most of the cost of the plant. In those cases where we claimed the one-time 30% (or 10%) tax credit or received the Treasury cash grant, our tax basis in the plant that we can recover through depreciation is reduced by one-half of the tax credit or cash grant; if in the future we claim other tax credits, there is no reduction in the tax basis for depreciation. For projects that are placed into service after December 31, 2011 and before January 1, 2017, a depreciation “bonus” will permit us to write off 50% of the cost of that equipment in the year the power plant is placed into service. New equipment put in service in 2018 would qualify for a 40% bonus.  Equipment put in service in 2019 would qualify for a 30% bonus.  After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the first quarter of 2016, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance, an unincorporated association, filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that PGV comply with an ordinance that the plaintiffs allege will prohibit Puna Geothermal Venture (“PGV”) from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. PGV believes that the allegations have no merit, and will continue to defend itself vigorously.

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

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the NLRB seeking to organize the operations and maintenance employees at the Puna project.  PGV lost the union election by a slim margin in May 2012.  The election results and the NLRB’s decision to require PGV to negotiate with the Union were appealed to the U.S. Court of Appeals for the Ninth Circuit, but were remanded back to the NLRB after the Supreme Court of the U.S.’ decision in NLRB v. Noel Canning, 573 U.S., 134 S.Ct. 2550 (2014). On November 26, 2014, the NLRB found that certification of the Union should be issued. In January 2015, the parties submitted a briefing to the NLRB as to whether summary judgment was appropriate.  On June 26, 2015, the Board rejected PGV's arguments and ordered PGV to recognize the Union. On June 30, 2015, PGV appealed the NLRB decision to the U.S. Court of Appeals for the DC Circuit. The NLRB has put on hold its December 8, 2015 request for a hearing to bring unfair labor practice allegations before an administrative law judge in view of ongoing settlement discussions. A global settlement was reached in principle in February 2016, which includes a Union disclaimer of interest and the withdrawal of letters from the Union to the NRLB as well as signed individual settlement agreements, which are immaterial.

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. The complaint, is pending before the U.S. District Court for the District of Nevada. On July 7, 2015, the Court issued a protective order stipulating limitations against the qui tam relators for the benefit of the Ormat Parties to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. On March 30, 2016, the Court denied the defendants’ motion for summary judgment that was filed on December 15, 2015. On April 1, 2016, the Magistrate rejected the plaintiffs’ allegation that defendants waived the attorney-client privilege for protected documents. The complaint is in the discovery and depositions stage, which is presently anticipated to be completed December 31, 2016. The Ormat parties believe that they have valid defenses under law, and will continue to defend themselves vigorously.

●

On August 14, 2015, a former local sales representative in Chile, Aquavant, S.A., filed a preliminary motion with the 18th Civil Court of Santiago, requesting the production of documents relating to the Company’s activities in Chile. The motion alleges, based on the theory of unjust enrichment, that the Ormat Parties should pay agency fees in an unstated amount to the plaintiffs in connection with the EPC contract entered into with Enel Green Power and/or Empresa Nacional del Petroleo, and/or other activities in Chile. The preliminary motion was denied by the 18th Civil Court. Plaintiffs refiled the motion in substantially similar form before the 11th Civil Court of Appeals in Santiago. The 11th Civil Court granted the motion, and has issued an order for Ormat to produce certain documents. Defendants subsequently filed a motion to dismiss the document production order, which was denied on October 6, 2015. The Ormat Parties believe that they have valid defenses under law should the plaintiff decide to pursue this suit further.

●

On May 21, 2014, Elko County in Nevada appealed to the Supreme Court of Nevada the Nevada Govenor’s Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s Award of an energy tax abatement to ORNI 39 LLC for our McGinness power plant. Both of the appeals request that the Court overturn the Governor’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period which are, for McGinness valued at approximately $18.6 million and for Tuscarora project, $6.2 million, of which only a small portion was utilized as of March 31, 2016. The Ormat parties believe that they have valid defenses under the Law and will continue to defend themselves vigorously.

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

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2015.

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

Date: May 6, 2016

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