Form 10-Q
period 2016-06-30
ORMAT TECHNOLOGIES, INC.
filed 2016-08-04
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 5, 2016, the number of outstanding shares of common stock, par value $0.001 per share, was 49,569,867.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS

Current assets:
Cash and cash equivalents	$192,556	$185,919
Restricted cash and cash equivalents (all related to VIEs)	38,005	49,503
Receivables:
Trade	59,042	55,301
Other	14,350	7,885
Inventories	16,690	18,074
Costs and estimated earnings in excess of billings on uncompleted contracts	15,259	25,120
Prepaid expenses and other	44,334	33,334
Total current assets	380,236	375,136
Deposits and other	18,487	17,968
Deferred charges	41,409	42,811
Property, plant and equipment, net ($1,506,927 and $1,481,258 related to VIEs, respectively)	1,562,315	1,559,335
Construction-in-process ($68,261 and $129,165 related to VIEs, respectively)	241,199	248,835
Deferred financing and lease costs, net	5,131	4,022
Intangible assets, net	24,236	25,875
Total assets	$2,273,013	$2,273,982
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$87,511	$91,955
Billings in excess of costs and estimated earnings on uncompleted contracts	42,912	33,892
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	29,998	29,930
Other loans	21,495	21,495
Full recourse	11,229	11,229
Total current liabilities	193,145	188,501
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes (less deferred financing costs of $10,265 and $10,852, respectively)	279,971	294,476
Other loans (less deferred financing costs of $6,937 and $7,492, respectively)	265,696	275,888
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $359 and $513, respectively and less deferred financing costs of $195 and $283, respectively)	249,632	249,698
Other loans (less deferred financing costs of $348 and $435, respectively)	13,161	18,687
Accumulated losses of unconsolidated company in excess of investment	15,347	8,100
Liability associated with sale of tax benefits	2,064	11,665
Deferred lease income	56,925	58,099
Deferred income taxes	21,907	32,654
Liability for unrecognized tax benefits	9,974	10,385
Liabilities for severance pay	19,026	19,323
Asset retirement obligation	21,677	20,856
Other long-term liabilities	7,053	1,776
Total liabilities	1,155,578	1,190,108
Commitments and contingencies (Note 10)
Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,566,867 and 49,107,901 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	856,827	849,223
Retained earnings	183,018	148,396
Accumulated other comprehensive income	(12,838)	(7,667)
	1,027,056	990,001
Noncontrolling interest	90,379	93,873
Total equity	1,117,435	1,083,874
Total liabilities and equity	$2,273,013	$2,273,982

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$104,001	$90,926	$211,869	$180,879
Product	55,860	49,561	99,586	79,839
Total revenues	159,861	140,487	311,455	260,718
Cost of revenues:
Electricity	62,243	62,522	125,929	118,103
Product	31,822	27,182	55,857	47,807
Total cost of revenues	94,065	89,704	181,786	165,910
Gross margin	65,796	50,783	129,669	94,808
Operating expenses:
Research and development expenses	595	414	944	777
Selling and marketing expenses	3,668	4,283	7,343	7,716
General and administrative expenses	8,783	7,443	17,532	17,647
Write-off of unsuccessful exploration activities	863	—	1,420	174
Operating income	51,887	38,643	102,430	68,494
Other income (expense):
Interest income	245	44	565	53
Interest expense, net	(18,401)	(18,859)	(34,424)	(36,687)
Derivatives and foreign currency transaction gains (losses)	(4,332)	(571)	(2,370)	(1,937)
Income attributable to sale of tax benefits	4,519	4,731	8,917	10,283
Other non-operating income (expense), net	49	(1,675)	240	(1,392)
Income from continuing operations before income taxes and equity in losses of investees	33,967	22,313	75,358	38,814
Income tax (provision) benefit	(7,890)	(6,056)	(17,399)	(11,515)
Equity in losses of investees, net	(1,144)	(984)	(2,081)	(1,759)
Income from continuing operations	24,933	15,273	55,878	25,540
Net income attributable to noncontrolling interest	(584)	(859)	(2,258)	(1,094)
Net income attributable to the Company's stockholders	$24,349	$14,414	$53,620	$24,446
Comprehensive income:
Net income	24,933	15,273	55,878	25,540
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(1,987)	3,460	(5,166)	164
Loss in respect of derivative instruments designated for cash flow hedge	22	23	43	46
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(24)	(31)	(48)	(61)
Comprehensive income	22,944	18,725	50,707	25,689
Comprehensive income attributable to noncontrolling interest	(584)	(859)	(2,258)	(1,094)
Comprehensive income attributable to the Company's stockholders	$22,360	$17,866	$48,449	$24,595
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.49	$0.29	$1.09	$0.51
Diluted:
Net income	$0.49	$0.28	$1.07	$0.49
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,456	48,881	49,314	48,063
Diluted	50,137	50,600	49,977	49,444
Dividend per share declared	$0.07	$0.06	$0.38	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

Stock-based compensation	—	—	2,156	—	—	2,156	—	2,156
Exercise of options by employees and directors	469	—	3,966	—	—	3,966	—	3,966
Share exchange with Parent	2,996	3	25,754	—	—	25,757	—	25,757
Cash paid to non controlling interest	—	—	—	—	—	—	(432)	(432)
Cash dividend declared, $0.14 per share	—	—	—	(6,830)	—	(6,830)	—	(6,830)
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	71,291	—	—	71,291	85,470	156,761
Net income	—	—	—	24,446	—	24,446	1,094	25,540
Other comprehensive income (loss), net of related taxes:
cash flow hedge (net of related tax of $27)	—	—	—	—	46	46	—	46
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	164	164	—	164
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $38)	—	—	—	—	(61)	(61)	—	(61)
Balance at June 30, 2015	49,002	$49	$845,173	$59,155	$(8,519)	$895,858	$97,955	$993,813

Balance at December 31, 2015	49,107	$49	$849,223	$148,396	$(7,667)	$990,001	$93,873	$1,083,874

Stock-based compensation	—	—	1,659	—	—	1,659	—	1,659
Exercise of options by employees and directors	460	—	5,945	—	—	5,945	—	5,945
Cash paid to noncontrolling interest	—	—	—	—	—	—	(5,752)	(5,752)
Cash dividend declared, $0.38 per share	—	—	—	(18,998)	—	(18,998)	—	(18,998)
Net income	—	—	—	53,620	—	53,620	2,258	55,878
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $25)	—	—	—	—	43	43	—	43
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(5,166)	(5,166)	—	(5,166)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $30)	—	—	—	—	(48)	(48)	—	(48)
Balance at June 30, 2016	49,567	$49	$856,827	$183,018	$(12,838)	$1,027,056	$90,379	$1,117,435

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$55,878	$25,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,258	52,559
Amortization of premium from senior unsecured bonds	(154)	(154)
Accretion of asset retirement obligation	821	752
Stock-based compensation	1,659	2,156
Amortization of deferred lease income	(1,343)	(1,342)
Income attributable to sale of tax benefits, net of interest expense	(5,076)	(6,720)
Equity in losses of investees	2,081	1,759
Mark-to-market of derivative instruments	(162)	4,140
Loss on disposal of property, plant and equipment	—	531
Write-off of unsuccessful exploration activities	1,420	174
Gain on severance pay fund asset	(253)	(572)
Deferred income tax provision	13,254	7,024
Liability for unrecognized tax benefits	(411)	(360)
Deferred lease revenues	169	(148)
Other	—	484
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(10,206)	(12,775)
Costs and estimated earnings in excess of billings on uncompleted contracts	9,861	20,700
Inventories	1,384	529
Prepaid expenses and other	(11,007)	(300)
Deposits and other	(153)	(362)
Accounts payable and accrued expenses	1,808	(2,600)
Due from/to related entities, net	—	451
Billings in excess of costs and estimated earnings on uncompleted contracts	9,020	25,007
Liabilities for severance pay	(297)	(975)
Other long-term liabilities	22	(2,259)
Due from/to Parent	—	(513)
Net cash provided by operating activities	119,573	112,726
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with parent	—	15,391
Net change in restricted cash, cash equivalents and marketable securities	11,498	(11,622)
Capital expenditures	(67,779)	(86,142)
Decrease in severance pay fund asset, net of payments made to retired employees	992	2,940
Net cash used in investing activities	(55,289)	(79,433)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	—	156,761
Proceeds from exercise of options by employees	5,945	3,966
Purchase of OFC Senior Secured Notes	—	(30,638)
Proceeds from revolving credit lines with banks	134,500	598,800
Repayment of revolving credit lines with banks	(134,500)	(619,100)
Cash received from non-controlling interest	1,972	1,654
Repayments of long-term debt	(31,386)	(29,404)
Cash paid to non-controlling interest	(12,249)	(7,418)
Deferred debt issuance costs	(2,931)	(3,649)
Cash dividends paid	(18,998)	(6,830)
Net cash provided by (used in) financing activities	(57,647)	64,142
Net change in cash and cash equivalents	6,637	97,435
Cash and cash equivalents at beginning of period	185,919	40,230
Cash and cash equivalents at end of period	$192,556	$137,665
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(6,956)	$12,612
Accrued liabilities related to financing activities	$6,128	$—

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2016, the consolidated results of operations and comprehensive income (loss) for the six-month periods ended June 30, 2016 and 2015 and the consolidated cash flows for the six-month periods ended June 30, 2016 and 2015.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the six-month period ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015. The condensed consolidated balance sheet data as of December 31, 2015 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2015, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Alevo transaction

On March 30, 2016, the Company signed an agreement with a subsidiary of Alevo Group SA (“Alevo”), a leading provider of energy storage systems, to jointly build, own and operate the Rabbit Hill Energy Storage Project (“Rabbit Hill”) located in Georgetown, Texas. The Company will own and fund the majority of the costs associated with Rabbit Hill and, under the terms of the agreement, will provide engineering and construction services and balance of plant equipment. Alevo will provide its innovative GridBank™ inorganic lithium ion energy storage system in conjunction with the power conversion systems. In addition, Alevo will provide ongoing management and operations and maintenance services for the life of the project. The Company will hold an 85% interest in the Rabbit Hill project entity which will decrease to 50.1% after reaching certain Internal Rate of Return (“IRR”) targets. The Company will consolidate Rabbit Hill as a majority owned indirect subsidiary.

Northleaf Transaction

On April 30, 2015, Ormat Nevada Inc. (“Ormat Nevada”), a wholly-owned subsidiary of the Company, closed the sale of approximately 36.75% of the aggregate membership interests in ORPD LLC (“ORPD”), a holding company and subsidiary of Ormat Nevada that indirectly owns the Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2 and OREG 3, to Northleaf Geothermal Holdings, LLC (“Northleaf”).

We are currently conducting the required power generation tests to determine the final capacity attributable to the second phase of the Don A. Campbell power plant and upon Ormat Nevada's contribution of the project to ORPD, Northleaf will pay to Ormat Nevada an amount equal to Northleaf's proportionate interest in ORPD multiplied by the value of the project to be contributed. We estimate that Ormat Nevada will receive approximately $43 million cash in connection with the contribution which is expected in the third quarter of 2016.

OFC Senior Secured Notes prepayment

In June 2015, the Company repurchased $30.6 million aggregate principal amount of its OFC Senior Secured Notes from the OFC noteholders. As a result of the repurchase, the Company recognized a loss of $1.7 million, including amortization of deferred financing costs of $0.5 million, which was included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other comprehensive income

For the six months ended June 30, 2016 and 2015, the Company classified $5,000 and $15,000, respectively, from accumulated other comprehensive income, of which $10,000 and $25,000, respectively, were recorded to reduce interest expense and $5,000 and $10,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended June 30, 2016 and 2015, the Company classified $2,000 and $8,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $6,000 and $14,000, respectively, were recorded to reduce interest expense and $4,000 and $5,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in Other comprehensive income as of June 30, 2016, is $582,000

Write-offs of unsuccessful exploration activities

Write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2016 were $0.9 million and $1.4 million, respectively, and $0 and $0.2 million for the three and six months ended June 30, 2015, respectively. These write-offs of exploration costs are related to the Company’s exploration activities in Nevada and Chile, which the Company determined would not support commercial operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2016 and December 31, 2015, the Company had deposits totaling $18.6 million and $19.0 million, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2016 and December 31, 2015, the Company’s deposits in foreign countries amounted to approximately $186.6 million and $181.0 million, respectively.

At June 30, 2016 and December 31, 2015, accounts receivable related to operations in foreign countries amounted to approximately $34.7 million and $27.8 million, respectively. At June 30, 2016 and December 31, 2015, accounts receivable from the Company’s primary customers amounted to approximately 59% and 66%, respectively, of the Company’s accounts receivable.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 19.1% and 20.1% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 21.1% and 21.9% for the six months ended June 30, 2016 and 2015, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 17.1% and 15.4% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 17.2% and 16.5% for the six months ended June 30, 2016 and 2015, respectively.

Southern California Public Power Authority accounted for 10.4% and 4.1% of the Company’s total revenues for the three months ended June 30, 2016 and 2015, respectively, and 11.2% and 4.9% for the six months ended June 30, 2016 and 2015, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2016

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

Simplifying the Presentation of Debt Costs

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30. The update clarifies that given the absence of authoritative guidance within Update 2015-03 for debt issuance costs described below, debt issuance costs related to line-of-credit arrangements can be deferred and presented as assets and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this update in its interim period beginning January 1, 2016 and continues to present debt issuance costs related to such line-of-credit arrangements as assets amortized ratably over the respective term of the line-of credit arrangements. Debt issuance costs related to such line-of-credit arrangements as of June 30, 2016 and December 31, 2015, totaled $2.0 million and $1.0 million, respectively.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Costs, Subtopic 835-30. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company retrospectively adopted this update in its interim period beginning January 1, 2016. The impact of the adoption resulted in a reclassification of debt issuance costs totaling $17.7 million and $19.1 million as of June 30, 2016 and December 31, 2015, respectively.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$6,013	$8,819
Self-manufactured assembly parts and finished products	10,677	9,255
Total	$16,690	$18,074

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Sarulla	$(15,347)	$(8,100)

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

The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence towards the end of 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. For the first phase, engineering and procurement has been substantially completed and construction is in progress with major activities relating to mechanical and electrical equipment installation. Major equipment, including Ormat’s OECs and Toshiba’s steam turbine, has arrived to the site and are currently installed. The drilling of production and injection wells for the first phase is completed. For the second phase, engineering and procurement has been substantially completed, infrastructure work is in progress and most of the equipment to be supplied by Ormat was delivered. For the third phase, engineering and procurement is still in progress, infrastructure work is in progress and manufacturing of equipment to be supplied by Ormat is underway as planned. Currently, for the second and third phases drilling activities is still ongoing and the project achieved to date, based on preliminary estimates, approximately 70% of the required production capacity and approximately 15% of the required injection capacity. The project has missed a few milestones defined under the loan documents, but has received waivers from the lenders. As of June 30, 2016, the project is in compliance with milestones agreed with the lenders. The project is experiencing delays in the field development and certain cost overruns resulting from delays and excess drilling costs. Although estimated cost at completion is still within the approved budget (including contingencies), the lenders have requested that the sponsors commit additional equity. The sponsors have agreed and financing documents were revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved.

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

The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income (loss). During the three and six months ended June 30, 2016, the project recorded a loss equal to $15.6 million and $40.5 million, respectively, net of deferred tax of $8.0 million and $20.9 million, respectively, of which the Company's share was $2.0 million and $5.2 million, respectively, which were recorded in other comprehensive income (loss). The related accumulated loss recorded by the Company in other comprehensive income (loss) as of June 30, 2016 is $12.3 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pursuant to a supply agreement that was signed in October 2013, the Company is supplying its OECs to the power plant and has added the $255.6 million supply contract to its Product Segment backlog. The Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenue until the end of the first half of 2017. The Company has eliminated the related intercompany profit of $8.4 million against equity in loss of investees.

During the six months ended June 30, 2016, the Company did not make any additional equity investments in the Sarulla project.

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

The following table sets forth certain fair value information at June 30, 2016 and December 31, 2015 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2016
		Fair Value
	Carrying Value at June 30, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$23,965	$23,965	$23,965	$—	$—
Derivatives:
Currency forward contracts (2)	38	38	—	38	—
Liabilities:
Current liabilities:
Derivatives:
Call and put options on oil price (1)	$(2,349)	$(2,349)	$—	$(2,349)	$—
Call option on natural gas price (1)	(2,779)	(2,779)	—	(2,779)	—
Currency forward contracts (2)	190	190	—	190	—
	$19,065	$19,065	$23,965	$(4,900)	$—

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

(1)

These amounts relate to call and put option transactions on oil and natural gas prices, valued primarily based on observable inputs, including spot prices for related commodity indices, and is included within “Accounts payable and accrued expenses” on June 30, 2016 in the consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction (gains) losses” in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within “prepaid expenses and other” and “accounts payable and accrued expenses” on June 30, 2016 and December 31, 2015, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	(loss)	2016	2015	2016	2015

Call options on natural gas price	Derivatives and foreign currency transaction gains (losses)	(1,664)	—	(1,146)	—
Call and put options on oil price	Derivatives and foreign currency transaction gains (losses)	(899)	—	(1,542)	—
Swap transactions on natural gas price	Electricity revenues	—	81	—	398
Currency forward contracts	Derivatives and foreign currency transaction gains (losses)	(1,349)	(967)	465	(2,218)
		$(3,912)	$(886)	$(2,223)	$(1,820)

On March 6, 2014, the Company entered into a Natural Gas Index (“NGI”) swap contract with a bank covering a notional quantity of approximately 2.2 million British Thermal Units (“MMbtu”) for settlement effective January 1, 2015 until March 31, 2015, and covering a notional amount of approximately 2.4 MMbtu for settlement effective June 1, 2015 until December 31, 2015, in order to reduce its exposure to fluctuations in natural gas prices under its power purchase agreements (“PPAs”) with Southern California Edison to below $4.95 per MMbtu and below $3.00 per MMbtu, respectively. The swap contracts did not have any up-front costs. Under the terms of these contracts, the Company made floating rate payments to the bank and received fixed rate payments from the bank on each settlement date. The swap contracts had monthly settlements whereby the difference between the fixed price and the market price on the first commodity business day on which the relevant commodity reference price was published in the relevant calculation period (January 1, 2015 to March 1, 2015 and June 1, 2015 to December 31, 2015) was settled on a cash basis.

On February 2, 2016, the Company entered into Henry Hub Natural Gas Future contracts under which it provided a number of call options covering a notional quantity of approximately 4.1 MMbtu with exercise prices of $2 and expiration dates ranging from February 24, 2016 until December 27, 2016 in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison. The Company received an aggregate premium of approximately $1.9 million from these call options. The call option contracts have monthly expiration dates at which the options can be called and the Company would have to settle its liability on a cash basis.

On February 24, 2016, the Company entered into Brent Oil Future contracts under which it has written a number of call options covering a notional quantity of approximately 185,000 barrels (“BBL”) of Brent with exercise prices of $32.80 to $35.50 and expiration dates ranging from March 24, 2016 until December 22, 2016 in order to reduce its exposure to fluctuations in Brent prices under its PPA with HELCO. The Company received an aggregate premium of approximately $1.1 million from these call options. The call option contracts have monthly expiration dates whereby the options can be called and the Company would have to settle its liability on a cash basis. Moreover, during March 2016, the Company rolled 2 existing call options covering a total notional quantity of 31,800 BBL of Brent in order to limit its exposure to $41 to $42.50 instead of $32.80 to $33.50. In addition, the Company entered into Short Risk Reversal transactions (sell call and buy put options) by rolling existing call options covering notional quantities of 16,500 BBL and 17,000 BBL in order to limit its exposure from the outstanding call options originally entered into in February, 2016 to a range of $28.50 to $37.50 and $28 to $38.50, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The foregoing future, forward and swap transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” and “Electricity revenues” in the consolidated statements of operations and comprehensive income, respectively. The Company recognized a net loss from these transactions of $3.9 million and $2.2 million in the three and six months ended June 30, 2016, respectively, compared to a net loss of $1.0 million and $2.2 million in the three and six months ended June 30, 2015, under Derivatives and foreign currency transaction gains (losses), and a net gain of $0.1 million and a $0.4 million, in the three and six months ended June 30, 2015, respectively, under Electricity revenues.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2016.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$20.8	$24.2	$19.7	$23.7
Olkaria III Loan - OPIC	258.3	262.6	255.6	264.6
Amatitlan Loan	39.7	41.7	38.5	40.3
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	26.5	30.0	26.5	30.0
OrCal Geothermal Inc. ("OrCal")	41.4	43.8	40.1	43.3
OFC 2 LLC ("OFC 2")	229.0	231.1	253.6	262.0
Senior Unsecured Bonds	259.0	264.5	249.8	250.0

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$20.8	$20.8
Olkaria III - OPIC	—	—	258.3	258.3
Amatitlan loan	—	39.7	—	39.7
Senior Secured Notes:
OFC	—	26.5	—	26.5
OrCal	—	—	41.4	41.4
OFC 2	—	—	229.0	229.0
Senior unsecured bonds	—	—	259.0	259.0
Other long-term debt	—	5.0	—	5.0
Deposits	15.2	—	—	15.2

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$24.2	$24.2
Olkaria III Loan - OPIC	—	—	262.6	262.6
Amatitlan Loan	—	41.7	—	41.7
Senior Secured Notes:
OFC	—	30.0	—	30.0
OrCal	—	—	43.8	43.8
OFC 2	—	—	231.1	231.1
Senior unsecured bonds	—	—	264.5	264.5
Other long-term debt	—	6.7	—	6.7
Deposits	15.9	—	—	15.9

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

On June 13, 2016, the Company granted its employees, in aggregate, 1,080,000 SARs under the Company’s 2012 Incentive Plan. The exercise price of each SAR is $42.87, which represented the fair market value of the Company’s common stock on the grant date. Such SARs will expire six years from the date of the grant and will vest over 4 years as follows: 50% after two years; an additional 25% after three years and the remaining 25% after four years from the grant date.

The fair value of each SAR on the grant date was $11.98 for senior management and $11.42 for other employees. The Company calculated the fair value of each SAR on the grant date using the Exercise Multiple-Based Lattice SAR-Pricing model based on the following assumptions:

Risk-free interest rate	1.29%
Expected life (in years)	6
Dividend yield	1.14
Expected volatility	30.7%
Forfeiture rate:
Senior management	0.0%
Other employees	10.5%
Sub-Optimal Exercise Factor:
Senior management	2.5
Other employees	2.0

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Interest related to sale of tax benefits	$2,846	$2,807	$3,704	$4,687
Interest expense	15,863	17,025	31,488	33,920
Less — amount capitalized	(308)	(973)	(768)	(1,920)
	$18,401	$18,859	$34,424	$36,687

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of shares used in computation of basic earnings per share	49,456	48,881	49,314	48,063
Add:
Additional shares from the assumed exercise of employee stock options	681	1,719	663	1,381

Weighted average number of shares used in computation of diluted earnings per share	50,137	50,600	49,977	49,444

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 135,875 and 636,487 for the three months ended June 30, 2016 and 2015, respectively, and 224,116 and 765,424 for the six months ended June 30, 2016 and 2015, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2016:
Net revenue from external customers	$104,001	$55,860	$159,861
Intersegment revenue	—	19,266	19,266
Operating income	32,814	19,073	51,887
Segment assets at period end	2,031,650	241,363	2,273,013

Three Months Ended June 30, 2015:
Net revenue from external customers	$90,926	$49,561	$140,487
Intersegment revenue	—	10,900	10,900
Operating income	20,920	17,723	38,643
Segment assets at period end	2,080,209	196,341	2,276,550

Six Months Ended June 30, 2016:
Net revenues from external customers	$211,869	$99,586	$311,455
Intersegment revenues	—	21,206	21,206
Operating income	67,599	34,831	102,430
Segment assets at period end	2,031,650	241,363	2,273,013

Six Months Ended June 30, 2015:
Net revenues from external customers	$180,879	$79,839	$260,718
Intersegment revenues	—	30,657	30,657
Operating income	44,874	23,620	68,494
Segment assets at period end	2,080,209	196,341	2,276,550

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue:
Total segment revenue	$159,861	$140,487	$311,455	$260,718
Intersegment revenue	19,266	10,900	21,206	30,657
Elimination of intersegment revenue	(19,266)	(10,900)	(21,206)	(30,657)
Total consolidated revenue	$159,861	$140,487	$311,455	$260,718

Operating income:
Operating income	$51,887	$38,643	$102,430	$68,494
Interest income	245	44	565	53
Interest expense, net	(18,401)	(18,859)	(34,424)	(36,687)
Derivatives and foreign currency transaction gains (losses)	(4,332)	(571)	(2,370)	(1,937)
Income attributable to sale of tax benefits	4,519	4,731	8,917	10,283
Other non-operating income (expense), net	49	(1,675)	240	(1,392)
Total consolidated income before income taxes and equity in income of investees	$33,967	$22,313	$75,358	$38,814

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (“PGV”) comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On or around June 30, 2016, the plaintiffs and each of the defendants filed motions for summary judgement, which are now pending before the court. PGV believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plantiffs’ causes of action. On October 14, 2015, the court denied the defendants’ motion to dismiss the plaintiffs’ sole remaining claim. During the second quarter of 2016, the discovery phase was completed and plaintiff Global Community Monitor was dismissed as a party. The remaining plaintiffs are continuing to pursue the case. The Company believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the NLRB seeking to organize the operations and maintenance employees at the Puna project.  A global settlement was reached in principle in February 2016, which includes a Union disclaimer of interest, the withdrawal of letters from the Union to the NRLB and signed individual settlement agreements, all of which are immaterial. All issues are now settled and closed.

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. The complaint is pending before the U.S. District Court for the District of Nevada. On July 7, 2015, the Court issued a protective order stipulating limitations against the qui tam relators for the benefit of the Ormat Parties to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. On March 30, 2016, the Court denied the defendants’ motion for summary judgment that was filed on December 15, 2015. On April 1, 2016, the Magistrate rejected the plaintiffs’ allegation that defendants waived the attorney-client privilege for protected documents. The lawsuit is in the discovery and depositions stage, which is presently anticipated to be completed December 31, 2016. Various filings regarding the discovery process had been filed and ruled upon by the court, and the depositions are continuing. The Ormat Parties believe that they have valid defenses under the law and will continue to defend themselves vigorously.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant US $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Ormat filed preliminary defenses on May 30, 2016, and filed a petition for disciplinary measures against the attorneys representing the plaintiff on July 19, 2016. Both filings are pending before the court. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On May 21, 2014, Elko County, Nevada appealed to the Supreme Court of Nevada the Nevada Governor's Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s Award of an energy tax abatement to ORNI 39 LLC for our McGinness power plant. Both of the appeals request that the Court overturn the Governor’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period, valued at approximately $18.6 million for our McGinness power plant and approximately $6.2 million for our Tuscarora power plant, of which only a small portion was utilized as of June 30, 2016. During 2016, Elko and Lander counties each filed opening briefs with the court. The Company believes that it has valid defenses under the law and will continue to defend itself vigorously.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

●

On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The Garcia complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia (deceased), when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing works at the Ormesa plant site on or around March 31, 2016. Ormat’s insurer has accepted both the costs of defense and the case outcome, and counsel has been appointed to represent Ormat. Additionally, the case has been tendered to the insurer of the employer of the deceased.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 23.1% and 29.7%, respectively. The effective tax rate differs from the federal statutory rate of 35% for the six months ended June 30, 2016 due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of NOL carryforwards and unutilized tax credits (see below), (ii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended June 30, 2016 and 2015 was $1,130,000 and $880,000, respectively, and for the six months ended June 30, 2016 and 2015 was $2,330,000 and $2,026,000, respectively.

The Company is currently in a net deferred tax asset position with a full valuation allowance. As of December 31, 2015, the Company had U.S. federal NOL carryforwards of approximately $261 million and state NOL carryforwards of approximately $191 million, which expire between 2022 and 2034 for federal NOLs and between 2016 and 2034 for state NOLs, and production tax credits (“PTCs”) in the amount of $70.8 million at December 31, 2015 are available for a 20-year period and expire between 2026 and 2036. The Company also has offsetting deferred tax liabilities in the U.S.

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

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the position for income taxes. Reserves are established to tax-related uncertainties based on estimates of whether, and the extent to which additional taxes will be due. As of June 30, 2016, the Company is unaware of any potentially significant uncertain tax positions for which a reserve has not been established.

In November 2015, the Kenya Revenue Authority (“KRA”) commenced a tax audit covering all taxes relating to our operations in Kenya. During 2016, the Company submitted all documents requested by the KRA, which is currently processing the provided information. The Company expects to receive KRA’s audit findings once KRA completes its review and audit.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$10,385	$7,511
Additions based on tax positions taken in prior years	103	58
Additions based on tax positions taken in the current year	528	570
Reduction based on tax positions taken in prior years	(1,042)	(988)
Balance at end of year	$9,974	$7,151

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS

Guadeloupe power plant transaction

In July 2016, we announced that we closed the previously announced acquisition of Geothermie Bouillante SA (“GB”). GB owns and operates the 14.75 MW Bouillante geothermal power plant located in Guadeloupe Island, a French territory in the Caribbean, which currently generates approximately 10 MW. GB also owns two exploration licenses providing an expansion potential of up to 45 MW of capacity.

Pursuant to the terms of an Amended and Restated Investment Agreement (“Investment Agreement”) and Shareholders Agreement with Sageos Holding (“Sageos”), a wholly owned subsidiary of Bureau de Recherches Géologiques et Minières (“BRGM”), the Company together with Caisse des Dépôts et Consignations (“CDC”), a French state-owned financial organization, acquired an approximately 80% interest in GB allocated 75% to the Company and 25% to CDC. The Company and CDC will gradually increase their combined interest in GB to 85% and Sageos will hold the remaining balance.

Pursuant to the agreements, the Company paid approximately $18.6 million (approximately €16.7 million) to Sageos for its approximately 60% interest in GB. In addition, the Company is committed to further invest $8.4 million (approximately €7.5 million) in the next two years, which will increase the Company’s interest to 63.75%. The cash will be used mainly for the enhancement of the power plant.

The Company has planned modifications to the existing equipment as well as to further develop the asset, with a potential of reaching a total of 45 MW in phased development by 2021. Under the Investment Agreement, the Company will pay Sageos an additional amount of up to $13.4 million (approximately $€12 million) subject to the achievement of agreed production thresholds and capacity expansion within a defined time period.

The Bouillante power plant sells its electricity under a new 15-year PPA that was entered into in February 2016 with Électricité de France S.A. (“EDF”), the French electric utility. The Company plans to optimize the use of the resource at the existing facilities and recover its current production to its design capacity of 14.75 MW by mid-2017. Upon completion of the enhancement, the plant is expected to generate approximately $22.3 million (approximately €20 million) of annual revenues.

Cash dividend

On August 2, 2016, the Board declared, approved and authorized payment of a quarterly dividend of $3.5 million ($0.07 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 16, 2016, payable on August 30, 2016.

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

For the six months ended June 30, 2016, our total revenues increased by 19.5% (from $260.7 million to $311.5 million) over the corresponding period in 2015.

For the six months ended June 30, 2016, Electricity segment revenues were $211.9 million, compared to $180.9 million for the six months ended June 30, 2015, an increase of 17.1% from the prior year period. Product segment revenues for the six months ended June 30, 2016 was $99.6 million, compared to $79.8 million during the six months ended June 30, 2015, an increase of 24.7% from the prior year period.

During the six months ended June 30, 2016 and 2015, our consolidated power plants generated 2,698,265 megawatt hours (MWh) and 2,372,745 MWh, respectively, an increase of 13.7%.

For the six months ended June 30, 2016, our Electricity segment generated approximately 68.0% of our total revenues, while our Product segment generated approximately 32.0% of our total revenues. For the six months ended June 30, 2015, our Electricity segment generated approximately 69.4% of our total revenues, while our Product segment generated approximately 30.6% of our total revenues.

For the six months ended June 30, 2016, approximately 88.7% of our Electricity segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

We recently reduced our economic exposure to fluctuations in the price of oil and natural gas from February 3, 2016 until December 29, 2016 and before that we reduced our economic exposure to fluctuations in the price of natural gas from March 31, 2015 and from June 1, 2015 until December 31, 2015, by entering into derivatives transactions.

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

Recent Developments

The most significant developments in our company and business since January 1, 2016 are described below:

●

In July 2016, we announced that we closed the previously announced acquisition of Geothermie Bouillante SA (GB). GB owns and operates the 14.75 MW Bouillante geothermal power plant located in Guadeloupe Island, a French territory in the Caribbean, which currently generates approximately 10 MW. GB also owns two exploration licenses providing an expansion potential of up to 45 MW of capacity.

Pursuant to the terms of an Amended and Restated Investment Agreement (Investment Agreement) and Shareholders Agreement with Sageos Holding (Sageos), a wholly owned subsidiary of Bureau de Recherches Géologiques et Minières (BRGM), Ormat together with Caisse des Dépôts et Consignations (CDC), a French state-owned financial organization, acquired an approximately 80% interest in GB allocated 75% to Ormat and 25% to CDC. Ormat and CDC will gradually increase their combined interest in GB to 85% and Sageos will hold the remaining balance.

Pursuant to the agreements, we paid approximately $18.6 million (approximately €16.7 million) to Sageos for approximately its 60% interest in GB. In addition, we are committed to further invest $8.4 million (approximately €7.5 million) in the next two years, which will increase our interest to 63.75%. The cash will be used mainly for the enhancement of the power plant.

We have planned modifications to the existing equipment as well as to further develop the asset, with a potential of reaching a total of 45 MW in phased development by 2021. Under the Investment Agreement, we will pay Sageos an additional amount of up to $13.4 million (approximately €12 million) subject to the achievement of agreed production thresholds and capacity expansion within a defined time period.

Bouillante power plant sells its electricity under a new 15-year power purchase agreement (PPA) that was entered into in February 2016 with Électricité de France S.A. (EDF), the French electric utility. We plan to optimize the use of the resource at the existing facilities and recover its current production to its design capacity of 14.75 MW by mid-2017. Upon completion of the enhancement, the plant is expected to generate approximately $22.3 million (approximately €20 million) of annual revenues.

●

On June 28, 2016, we announced that construction was completed at the Veyo Heat Recovery Project in southern Utah. This project was constructed pursuant to a $22.3 million engineering, procurement and construction (EPC) contract signed with Utah Associated Municipal Power Systems (UAMPS) in November 2014, and comprises an air-cooled Recovered Energy Generation (REG) unit at UAMPS’ Kern River Gas Transmission (Kern River) Veyo natural gas compressor station. The project uses an Ormat Energy Converter (OEC) to generate power from heat that otherwise would have been released into the atmosphere. The Veyo REG project was brought online May 26, 2016, a full four months ahead of schedule.

●

On May 19, 2016, we signed supply and EPC contracts worth approximately $36 million with Eastland Group for the Te Ahi O Maui geothermal project located near Kawerau, New Zealand. Under the supply and EPC contracts, Ormat will provide its air-cooled OEC for the project. This project is a partnership between Eastland Generation and the Kawerau AD Ahu Whenua Trust, who are the owners of the land on which the project will be constructed. The construction of the project is expected to be completed in 2018.

●

On March 30, 2016, we announced that we signed an agreement with a subsidiary of Alevo Group SA, a leading provider of energy storage systems, to jointly build, own and operate the Rabbit Hill Energy Storage Project (Rabbit Hill), located in Georgetown, Texas. We will own and fund the majority of the costs associated with the 10 MW Rabbit Hill energy storage project and, under the terms of the agreement, will provide engineering and construction services and balance of plant equipment. Alevo will provide its innovative GridBank™ inorganic lithium ion energy storage system in conjunction with the power conversion systems. In addition, Alevo will provide ongoing management and operations and maintenance services for the life of the project. The project will consist of three GridBank™ enclosures and will provide fast responding regulation services (FRRS) as an open market participant in the Electric Reliability Council of Texas (ERCOT), an independent system operator that manages the flow of electric power to Texas customers.

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

●

On January 12, 2016, we announced that we commenced construction of the 35 MW Platanares geothermal project in Honduras. In 2013, Ormat signed an agreement with ELCOSA, a privately owned Honduran energy company, under which Ormat will build and operate the Platanares geothermal project for approximately 15 years from the commercial operation date. After that period, Ormat will transfer the Planatanares project back to ELCOSA.The project will sell its power mainly under a 30-year PPA with the national utility of Honduras, Empresa Nacional de Energía Eléctrica. We expect the project to reach commercial operation by the end of 2017 and generate average annual revenues of approximately $30 million.

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

●

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. For example in June 2013, President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. The EPA published rules relating to carbon pollution standards for certain existing, new, modified and reconstructed power plants on October 23, 2015. Under the Clean Power Plan that applies to certain existing power plants, states are to prepare plans to meet the EPA’s goal of cutting carbon emission from the power sector by 32% below 2005 levels nationwide by 2030. On February 9, 2016, the U.S. Supreme Court stayed the Clean Power Plan pending resolution of legal challenges to the plan. The U.S. Court of Appeals for the District of Columbia Circuit is scheduled to hear the legal challenges to the Clean Power Plan on September 27, 2016. In addition, several states and regions are already addressing legislation to reduce greenhouse gas emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. On October 20, 2011 the California Air Resources Board adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. On April 29, 2015, California’s Governor Brown issued an Executive Order setting an interim target of 40% below 1990 levels by 2030. In addition to California, twenty U.S. states have set greenhouse gas emissions reduction targets. Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, California Senate Bill X1-2 was signed into law, and increased California’s RPS to 33% by December 31, 2020. In October 2015, Governor Brown signed SB 350. Under the new bill, California’s RPS have been increased to 50% by 2030. In June 2015, Hawaii’s Governor Ige signed a bill that sets the state’s renewable energy goal at 100% by 2045. These bills may facilitate additional sales and trading options when negotiating PPAs and selling electricity from our existing power plants and any new power plants we may develop or acquire in these states.

●

The historical agreement signed at the COP21 UN Climate Change Conference held in Paris, as well as other initiatives such as the American Business Act on Climate Pledge, Mission Innovation and the Breakthrough Energy Coalition, may create opportunities for us to acquire and develop geothermal power generation facilities internationally, as well as additional opportunities for our Product segment.

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

●	The 38 MW Puna complex has three PPAs, one of which (the 25 MW) PPA has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil, we signed fixed rate PPAs for remaining 13 MW.

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

●	The amounts that we are paid under our PPAs for electricity, capacity and other energy attributes vary for a number of reasons, including:

o	market conditions when the PPA is signed;

o	the competitive environment in the power market where the plant is located and the power and other energy attributes are sold; and

o	in the case of contracts described in the prior bullets with variable pricing components, current oil and natural gas prices.

This means, among other things, that one of the metrics some investors may use to evaluate power plant revenues--average price per MWh--can fluctuate from year to year. For example, decreases in current oil and natural gas prices contributed to a decline in our average revenue per MWh during 2015 compared to 2014. Based on total Electricity segment revenues for those years, we earned, on average, $77.75 and $85.89 per MWh in 2015 and 2014, respectively. In the six months ended June 30, 2016, we earned $78.50 per MWh and $76.20 per MWh in the same period last year. Oil and natural gas prices, together with other factors that affect our Electricity Segment revenues, could cause changes in our average rate per MWH in the future. The viability of a geothermal resource depends on various factors such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction and injection of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties that we face in connection with our growth expectations.

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

●

While we do not see any immediate impact from the recent failed coup in Turkey on our business and operations, we are monitoring any change in the political environment that may affect our future business and operations in the country. As a major equipment supplier in the Turkish geothermal market we are involved in a number of projects that are currently under construction and plan to continue our marketing efforts to secure new contracts. Our revenue exposure to the Turkish market was less than 10% of total revenues in 2015.

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

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 88.7% of our Electricity revenues for the six months ended June 30, 2016 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our approximately 90 MW California SO#4 PPAs are subject to the impact of fluctuations in natural gas prices whereas the price paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues:
Electricity	$104,001	$90,926	$211,869	$180,879	65.1%	64.7%	68.0%	69.4%
Product	55,860	49,561	99,586	79,839	34.9	35.3	32.0	30.6
Total	$159,861	$140,487	$311,455	$260,718	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product segments for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Electricity Segment:
United States	$69,037	$62,386	$142,845	$124,036	66.4%	68.6%	67.4%	68.6%
Foreign	34,964	28,541	69,024	56,843	33.6	31.4	32.6	31.4
Total	$104,001	$90,927	$211,869	$180,879	100%	100%	100%	100%

Product Segment:
United States	$1,858	$3,872	$6,373	$5,100	3.3%	7.8%	6.4%	6.4%
Foreign	54,002	45,689	93,213	74,739	96.7	92.2	93.6	93.6
Total	$55,860	$49,561	$99,586	$79,839	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were more than double our Electricity segment foreign revenues for the six months ended June 30, 2016 and 2015 and approximately 97% and 119% higher for the three months ended June 30, 2016 and 2015, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya and Guatemala, which favorably impacts payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were more than ninety percent (90%) of our total Product segment revenues for the three and six months ended June 30, 2016 and 2015. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity. Accordingly, our Product Segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $112,283,000 and $101,040,000, respectively, for the six months ended June 30, 2016 and 2015, and by approximately $48,141,000 and $41,366,000 for the three months ended June 30, 2016, and 2015, respectively, (primarily foreign), Product segment revenues resulted in higher pre-tax income from foreign operations for both of those periods.

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

        Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 3.9% and 3.9% of Electricity segment revenues for the six months ended June 30, 2016 and June 30, 2015, respectively, and approximately 3.7% and 3.8% of Electricity segment revenues for the three months ended June 30, 2016 and June 30, 2015, respectively.

Product Segment

The principal cost of revenues attributable to our Product segment includes materials, salaries and related employee benefits, expenses related to subcontracting activities, and transportation expenses. Sales commissions to sales representatives are included in selling and marketing expenses. Some of the principal expenses attributable to our Product segment, such as a portion of the costs related to labor, utilities and other support services are fixed, while others, such as materials, construction, transportation and sales commissions, are variable and may fluctuate significantly depending on market conditions. As a result, the cost of revenues attributable to our Product segment, expressed as a percentage of total revenues, fluctuates. Another reason for such fluctuation is that in responding to bids for our products, we price our products and services in relation to existing competition and other prevailing market conditions, which may vary substantially from order to order.

Cash and Cash Equivalents

Our cash and cash equivalents increased to $192.6 million as of June 30, 2016 from $185.9 million as of December 31, 2015. This increase was principally due to: (i) $119.6 million derived from operating activities during the six months ended June 30, 2016; and (ii) a net change in restricted cash and cash equivalents of $11.5 million. This increase was partially offset by: (i) our use of $67.8 million to fund capital expenditures; (ii) net repayment of $31.4 million of long-term debt; (iii) $12.2 million cash paid to non-controlling interests; and (iv) $19.0 million cash dividend paid. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of June 30, 2016 was $524.8 million, as described below in “Liquidity and Capital Resources”. As of June 30, 2016, we have utilized $299.6 million of our corporate borrowing capacity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$104,001	$90,926	$211,869	$180,879
Product	55,860	49,561	99,586	79,839
	159,861	140,487	311,455	260,718
Cost of revenues:
Electricity	62,243	62,522	125,929	118,103
Product	31,822	27,182	55,857	47,807
	94,065	89,704	181,786	165,910
Gross margin
Electricity	41,758	28,404	85,940	62,776
Product	24,038	22,379	43,729	32,032
	65,796	50,783	129,669	94,808
Operating expenses:
Research and development expenses	595	414	944	777
Selling and marketing expenses	3,668	4,283	7,343	7,716
General and administrative expenses	8,783	7,443	17,532	17,647
Write-off of unsuccessful exploration activities	863	—	1,420	174
Operating income	51,887	38,643	102,430	68,494
Other income (expense):
Interest income	245	44	565	53
Interest expense, net	(18,401)	(18,859)	(34,424)	(36,687)
Derivatives and foreign currency transaction gains (losses)	(4,332)	(571)	(2,370)	(1,937)
Income attributable to sale of tax benefits	4,519	4,731	8,917	10,283
Other non-operating income (expense), net	49	(1,675)	240	(1,392)
Income from continuing operations before income taxes and equity in losses of investees	33,967	22,313	75,358	38,814
Income tax (provision) benefit	(7,890)	(6,056)	(17,399)	(11,515)
Equity in losses of investees, net	(1,144)	(984)	(2,081)	(1,759)
Net income	24,933	15,273	55,878	25,540
Net income attributable to noncontrolling interest	(584)	(859)	(2,258)	(1,094)
Net income attributable to the Company's stockholders	$24,349	$14,414	$53,620	$24,446
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.49	$0.29	$1.09	$0.51
Diluted:
Net income	$0.49	$0.28	$1.07	$0.49
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,456	48,881	49,314	48,063
Diluted	50,137	50,600	49,977	49,444

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statements of Operations Data:
Revenues:
Electricity	65.1%	64.7%	68.0%	69.4%
Product	34.9	35.3	32.0	30.6
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	59.8	68.8	59.4	65.3
Product	57.0	54.8	56.1	59.9
	58.8	63.9	58.4	63.6
Gross margin
Electricity	40.2	31.2	40.6	34.7
Product	43.0	45.2	43.9	40.1
	41.2	36.1	41.6	36.4
Operating expenses:
Research and development expenses	0.4	0.3	0.3	0.3
Selling and marketing expenses	2.3	3.0	2.4	3.0
General and administrative expenses	5.5	5.3	5.6	6.8
Write-off of unsuccessful exploration activities	0.5	0.0	0.5	0.1
Operating income	32.5	27.5	32.9	26.3
Other income (expense):
Interest income	0.2	0.0	0.2	0.0
Interest expense, net	(11.5)	(13.4)	(11.1)	(13.4)
Derivatives and foreign currency transaction gains (losses)	(2.7)	(0.4)	(0.8)	(0.4)
Income attributable to sale of tax benefits	2.8	3.4	2.9	3.4
Other non-operating income (expense), net	0.0	(1.2)	0.1	(1.2)
Income from continuing operations before income taxes and equity in losses of investees	21.2	15.9	24.2	15.9
Income tax provision	(4.9)	(4.3)	(5.6)	(4.3)
Equity in losses of investees, net	(0.7)	(0.7)	(0.7)	(0.7)
Net income	15.6	10.9	17.9	10.9
Net income attributable to noncontrolling interest	(0.4)	(0.6)	(0.7)	(0.6)
Net income attributable to the Company's stockholders	15.2%	10.3%	17.2%	10.3%

Comparison of the Three Months Ended June 30, 2016 and the Three Months Ended June 30, 2015

Total Revenues

Total revenues for the three months ended June 30, 2016 were $159.9 million, compared to $140.5 million for the three months ended June 30, 2015, which represented a 13.8% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 14.4% and 12.7%, respectively, compared to the corresponding period in 2015.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2016 were $104.0 million, compared to $90.9 million for the three months ended June 30, 2015, representing a 14.4% increase from the prior period. This increase was primarily attributable to: (i) the commencement of operations of the second phase of the Don A. Campbell power plant in Nevada in September 2015, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016, (ii) higher energy rates under the Heber 1 new PPA commencing in December 2015 and (iii) an increase in generation at our McGinness complex due to higher performance.

Power generation in our power plants increased by 10.8% from 1,173,140 MWh in the three months ended June 30, 2015 to 1,300,318 MWh in the three months ended June 30, 2016 mainly due to the commencement of commercial operation of the second phase of the Don A. Campbell power plant in Nevada, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya, as discussed above.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2016 were $55.9 million, compared to $49.6 million for the three months ended June 30, 2015, which represented a 12.7% increase. The increase in our Product segment revenue was primarily due to the start of revenue recognition from a new geothermal project in Chile that we started to construct in the third quarter of 2015. We recognized approximately $21 million of revenue from this project in the three months ended June 30, 2016. The total contract price for the project is $98.8 million and it is scheduled to be completed by mid-2017. The increase was partially offset by a decrease of approximately $13 million in revenue recognition from our projects in Turkey that several of which were completed in the year ended December 31, 2015, and due to timing of revenue recognition and a different product mix.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2016 was $94.1 million, compared to $89.7 million for the three months ended June 30, 2015, which represented a 4.9% increase. This increase was due to the increase in cost of revenues from our Product segment. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2016, decreased to 58.8%, from 63.9% for the three months ended June 30, 2015. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in our Electricity segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2016 was $62.2 million, compared to $62.5 million for the three months ended June 30, 2015, which represented a 0.4% decrease from the prior period. This slight decrease was primarily due to a decrease in the cost of revenues in several power plants in our portfolio, offset by additional costs of revenues from the second phase of the Don A. Campbell power plant that commenced commercial operation in September 2015, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016, as discussed above. As a percentage of total electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2016 was 59.8% compared to 68.8% for the three months ended June 30, 2015. This decrease was primarily due to higher efficiency in our operating power plants as well as the lower cost to operate the two new power plants mentioned above.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2016 was $31.8 million, compared to $27.2 million for the three months ended June 30, 2015, which represented a 17.1% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended June 30, 2016 was 57.0%, compared to 54.8% for the three months ended June 30, 2015. This increase was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods, partially offset by improvements made at our manufacturing facility as well as a reduction in commodities prices that reduced the costs of raw materials and subcontracting.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2016 were $0.6 million, compared to $0.4 million for the three months ended June 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2016 were $3.7 million, compared to $4.3 million for the three months ended June 30, 2015. This decrease was primarily due to lower sales commissions related to our Product segment due to different commissions mix. Selling and marketing expenses for the three months ended June 30, 2016 constituted 2.3% of total revenues for such period, compared to 3.0% for the three months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2016 were $8.8 million, compared to $7.4 million for the three months ended June 30, 2015. The increase was mainly due to an increase in consulting services. General and administrative expenses for the three months ended June 30, 2016 constituted 5.6% of total revenues for such period, compared to 5.3%, for the three months ended June 30, 2015.

Operating Income

Operating income for the three months ended June 30, 2016 was $51.9 million, compared to $38.6 million for the three months ended June 30, 2015, which represented a 34.3% increase. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments primarily due to the increase in revenues, as discussed above. Operating income attributable to our Electricity segment for the three months ended June 30, 2016 was $32.8 million, compared to $20.9 million for the three months ended June 30, 2015. Operating income attributable to our Product segment for the three months ended June 30, 2016 was $19.1 million, compared to $17.7 million for the three months ended June 30, 2015.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2016 was $18.4 million, compared to $18.9 million for the three months ended June 30, 2015. This decrease was primarily due to lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks, partially offset by a $0.7 million decrease related to interest capitalized to projects.

Derivatives and foreign Currency Transaction Losses

Derivatives and foreign currency transaction losses for the three months ended June 30, 2016 were $4.3 million, compared to $0.6 million for the three months ended June 30, 2015. Derivatives and foreign currency transaction losses for the three months ended June 30, 2016 were attributable primarily to $2.5 million in losses from futures contracts to reduce our economic exposure to fluctuations in prices of natural gas and oil under our SO#4 and Puna PPAs, which were not accounted for as hedge transactions and $1.3 million in losses from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the six months ended June 30, 2015 were attributable primarily to losses on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the three months ended June 30, 2016 was $4.5 million, compared to $4.7 million for the three months ended June 30, 2015. This income represents mainly the value of PTCs and taxable income or loss generated by ORTP and allocated to the investors. This slight decrease was primarily attributable to a lower taxable loss in ORTP.

Income Taxes

Income tax provision for the three months ended June 30, 2016 was $7.9 million, compared to $6.1 million for the three months ended June 30, 2015. This increase in income tax provision primarily resulted from the increase in income before taxes in jurisdictions outside the U.S. Our effective tax rate for the three months ended June 30, 2016 and the three months ended June 30, 2015 was 23.2% and 27.1%, respectively. Our effective tax rate is principally based upon the composition of the income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate is lower than the 35% U.S. federal statutory tax rate as a substantial portion of our income is derived in Israel which is taxed at the corporate tax rate of 16%, partially offset by taxes on earnings in Kenya which are taxed at a statutory rate of 37.5%. There is no impact on the Company’s income tax expense (benefit) related to U.S. earnings (losses) due to the offsetting impact on the provision related to the change in the valuation allowance on the Company’s U.S. net deferred tax asset position.

Equity in losses of investees, net

    Equity in losses of investees, net for the three months ended June 30, 2016 was $1.1 million, compared to $0.9 million for the three months ended June 30, 2015. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended June 30, 2016 was $24.9 million, compared to $15.3 million for the three months ended June 30, 2015, which represents an increase of $9.7 million. This increase in net income was principally attributable to the increase of $13.2 million in operating income, partially offset by an increase of $3.8 million in derivatives and foreign currency transaction losses and an increase in income tax provision of $1.8 million, all as discussed above.

Comparison of the Six Months Ended June 30, 2016 and the Six Months Ended June 30, 2015

Total Revenues

Total revenues for the six months ended June 30, 2016 were $311.5 million, compared to $260.7 million for the six months ended June 30, 2015, which represented a 19.5% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 17.1% and 24.7%, respectively, compared to the corresponding period in 2015.

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2016 were $211.9 million, compared to $180.9 million for the six months ended June 30, 2015, representing a 17.1% increase from the prior period. This increase was primarily attributable to: (i) the commencement of operations of the second phase of the McGinness Hills power plant and Don A. Campbell power plants in Nevada in February 2015 and September 2015, respectively, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016 and (ii) higher energy rates under the Heber 1 new PPA commencing in December 2015. The increase was partially offset by a reduction in revenues generated by some of our power plants due to lower oil and natural gas prices.

Power generation in our power plants increased by 13.7% from 2,372,745 MWh in the six months ended June 30, 2015 to 2,698,265 MWh in the six months ended June 30, 2016 mainly due to the commencement of commercial operation of the second phase of the McGinness Hills power plant and Don A. Campbell power plant in Nevada, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya, as discussed above.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2016 were $99.6 million, compared to $79.8 million for the six months ended June 30, 2015, which represented a 24.7% increase. The increase in our Product segment revenue was primarily due to the start of revenue recognition from a new geothermal project that we construct in Chile in the third quarter of 2015. We recognized approximately $36 million of revenue from this project in the six months ended June 30, 2016. The total contract price for the project is $98.8 million and it is scheduled to be completed by mid-2017. The increase was partially offset by a decrease of approximately $18 million in revenue from our projects in Turkey and other foreign locations that several of which were completed in the year ended December 31, 2015, and due to timing of revenue recognition and different product mix.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2016 was $181.8 million, compared to $165.9 million for the six months ended June 30, 2015, which represented a 9.6% increase. This increase was due to the increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2016 decreased to 58.4%, from 63.6% for the six months ended June 30, 2015. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in both our Electricity and Product segments.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2016 was $125.9 million, compared to $118.1 million for the six months ended June 30, 2015, which represented a 6.6% increase from the prior period. This increase was primarily due to: (i) additional costs of revenues from the second phase of the McGinness Hills power plant and Don A. Campbell power plant that commenced commercial operation in February 2015 and September 2015, respectively, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016, as discussed above; and (ii) reimbursement in the three months ended March 31, 2015 of $2.5 million of mining tax imposed on us based on an audit performed by the state of Nevada for the years ended December 31, 2008, 2009 and 2010 following our successful appeal of the audit decision in the first quarter of 2015. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2016 was 59.4% compared to 65.3% for the six months ended June 30, 2015. This decrease was primarily due to higher efficiency in our operating power plants as well as the lower cost to operate the three new power plants mentioned above.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2016 was $55.9 million, compared to $47.8 million for the six months ended June 30, 2015, which represented a 16.8% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2015 was 56.1%, compared to 59.9% for the six months ended June 30, 2016. This decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods, improvements made at our manufacturing facility as well as a reduction in commodities prices that reduced the costs of raw materials and subcontracting.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2016 were $0.9 million, compared to $0.8 million for the six months ended June 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2016 were $7.3 million, compared to $7.7 million for the six months ended June 30, 2015. This decrease was primarily due to lower sales commissions related to our Product segment due to different commissions mix. Selling and marketing expenses for the six months ended June 30, 2016 constituted 2.4% of total revenues for such period, compared to 3.0% for the six months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2016 were $17.5 million, compared to $17.6 million for the six months ended June 30, 2015. The decrease was mainly due to an increase in spending on consulting services, partially offset by $3.4 million of expenses related to the share exchange with Ormat Industries recorded in the three months ended March 31, 2015. General and administrative expenses for the six months ended June 30, 2016 constituted 5.6% of total revenues for such period, compared to 5.3%, excluding the costs related to the share exchange, for the six months ended June 30, 2015.

Operating Income

Operating income for the six months ended June 30, 2016 was $102.4 million, compared to $68.5 million for the six months ended June 30, 2015, which represented a 49.5% increase. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments primarily due to the increase in revenues, as discussed above. Operating income attributable to our Electricity segment for the six months ended June 30, 2016 was $67.6 million, compared to $44.9 million for the six months ended June 30, 2015. Operating income attributable to our Product segment for the six months ended June 30, 2016 was $34.8 million, compared to $23.6 million for the six months ended June 30, 2015.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2016 was $34.4 million, compared to $36.7 million for the six months ended June 30, 2015. This decrease was primarily due to (i) a lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (ii) $1.0 million decrease in interest related to the sale of tax benefits. The decrease was partially offset by a $1.2 million decrease related to interest capitalized to projects.

Derivatives and foreign Currency Transaction Losses

Derivatives and foreign currency transaction losses for the six months ended June 30, 2016 were $2.4 million, compared to $1.9 million for the six months ended June 30, 2015. Derivatives and foreign currency transaction gains for the six months ended June 30, 2016 were attributable primarily to futures contracts to reduce our economic exposure to fluctuations in prices of natural gas and oil under our SO#4 and Puna PPA’s, which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the six months ended June 30, 2015 were attributable primarily to losses on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the six months ended June 30, 2016 was $8.9 million, compared to $10.3 million for the six months ended June 30, 2015. This income represents mainly the value of PTCs and taxable income or loss generated by ORTP and allocated to the investors. This decrease was primarily attributable to a lower taxable loss in ORTP.

Income Taxes

Income tax provision for the six months ended June 30, 2016 was $17.4 million, compared to $11.5 million for the six months ended June 30, 2015. This increase in income tax provision primarily resulted from the increase in income before taxes in jurisdictions outside the U.S. Our effective tax rate for the six months ended June 30, 2016 and the six months ended June 30, 2015 was 23.1% and 29.7%, respectively. Our effective tax rate is principally based upon the composition of the income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate is lower than the 35% U.S. federal statutory tax rate as a substantial portion of our income is derived in Israel which is taxed at the corporate tax rate of 16%, partially offset by taxes on earnings in Kenya which are taxed at a statutory rate of 37.5%. There is no impact on the Company’s income tax expense (benefit) related to U.S. earnings (losses) due to the offsetting impact on the provision related to the change in the valuation allowance on the Company’s U.S. net deferred tax asset position.

Equity in losses of investees, net

    Equity in losses of investees, net for the six months ended June 30, 2016 was $2.1 million, compared to $1.8 million for the six months ended June 30, 2015. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the six months ended June 30, 2016 was $55.9 million, compared to $25.5 million for the six months ended June 30, 2015, which represents an increase of $30.3 million. This increase in net income was principally attributable to the increase of $33.9 million in operating income and lower interest expenses of $2.3 million, partially offset by an increase in income tax provision of $5.9 million, all as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuances of notes, project financing, tax monetization transactions, short term borrowing under our lines of credit, sale of membership interests in one or more of our projects and cash grants we received under the American Recovery and Reinvestment Act of 2009 (“ARRA”.) We have utilized this cash to develop and construct power generation plants, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of June 30, 2016, we had access to (i) $192.6 million in cash and cash equivalents of which $177.3 million is related to foreign jurisdictions; and (ii) $225.2 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2016 include approximately $135 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment including $6.0 million for expected investments in activities under our new strategic plan, as well as $31.3 million for debt repayment.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June 30, 2016, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.27 and the pro-forma 12-month debt service coverage ratio was 1.29 (on a semi-annual basis and as of June 30, 2016). There was $26.5 million aggregate principal amount of OFC Senior Secured Notes outstanding as of June 30, 2016.

In June 2015, we repurchased from OFC noteholders $30.6 million of the aggregate principal amount of our OFC Senior Secured Notes, which resulted in approximately $2.5 million of saving in interest expense. We recognized a loss of approximately $1.7 million in the three and six months ended June 30, 2015, as a result of that repurchase.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June, 2015, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.25, and the pro-forma 12-month debt service coverage ratio was 1.91. There were $40.1 million of OrCal Senior Secured Notes outstanding as of June 30, 2016.

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

Among other things, the distribution restrictions include a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution.  As of June 30, 2016, our historical debt service coverage ratio was 1.95 and 2.33, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 1.65 and 2.07, respectively for each of the two six-month periods.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $68.4 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $148.2 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $39.0 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $19.7 million as of June 30, 2016, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of June 30, 2016, the actual historical and projected 12-month debt service coverage ratio was 2.99 and 2.88, respectively.

As of June 30, 2016, $255.6 million of the OPIC loan was outstanding.

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

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of June 30, 2016, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.96 and 1.97, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of June 30, 2016, $38.5 million of this loan is outstanding.

Full-Recourse Third-Party Debt

Credit Agreements

Union Bank. In February 2012, Ormat Nevada, our wholly owned subsidiary, entered into an amended and restated credit agreement with Union Bank. Under credit agreement as amended and restated and further amended through the date of this report, the credit termination date is June 30, 2017. On June 30, 2016, the aggregate amount available under the credit agreement was increased by $10 million to $60.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.33; (ii) the 12-month debt service coverage ratio was 2.39; and (iii) the distribution leverage ratio was 0.53. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of June 30, 2016, letters of credit in the aggregate amount of $36.5 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is December 31, 2017. The aggregate amount available under the credit agreement was increased by $10 million to $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line is available to be drawn for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month debt service coverage ratio of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of June 30, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.33; (ii) the 12-month debt service coverage ratio was 2.39; and (iii) the distribution leverage ratio was 0.53. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of June 30, 2016, letters of credit in the aggregate amount of $16.8 million remain issued and outstanding under this committed credit agreement.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $429.8 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $215.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $214.8 million. The credit agreements mature between February 2017 and June 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. As of June 30, 2016, there was no outstanding loan balance.

As of June 30, 2016, letters of credit with an aggregate stated amount of $246.2 million were issued and outstanding under these credit agreements.

In addition, we have a non-committed credit facility with HSBC. Under the terms of this facility we, or our Israeli subsidiary, Ormat Systems, can request assurance of letters of credit. As of June 30, 2016, letters of credit with an aggregated amount of $23.7 million were issued and outstanding under this credit facility.

Letters of Credits under the Credit Agreements

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

As of June 30, 2016, committed letters of credit in the aggregate amount of $322.2 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”

Term Loans.

We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, that is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of June 30, 2016, $5.0 million was outstanding under this loan.

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

The Company’s $250 million senior secured bonds are payable on August 1, 2017.  The Company funds its debt obligations with existing cash balances and cash flow from operations.  Prior to their maturity in the third quarter of 2017, the Company intends to either access the debt capital markets to repay the $250 million senior secured bonds in full or utilize a combination of existing cash balances and new borrowings to repay the bonds

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of June 30, 2016, $19.7 million is outstanding under the DEG Loan (out of which $13.5 million bears interest at a fixed rate).

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30, 2016: (i) total equity was $1,117.4 million and the actual equity to total assets ratio was 49.2% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.15. During the six months ended June 30, 2016, we distributed interim dividends in an aggregate amount of $19.0 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

Pursuant to a 31-year head lease (the Head Lease), PGV leased the Puna Power Plant to an unrelated lessor (the Puna lessor) in return for prepaid lease payments in the total amount of $83.0 million. The carrying value of the leased assets as of June 30, 2016 amounted to $29.3 million, net of accumulated depreciation of $31.5 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

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

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $1.8 million and $2.1 million as of June 30, 2016 and December 31, 2015, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

The Class B membership units entitle the holder to a 5.0% (allocation of income and loss) and 2.5% (allocation of cash) residual economic interest in ORTP. The 5.0% and 2.5% residual interest commences on achievement by JPM of a contractually stipulated return that triggers the ORTP Flip Date. The actual ORTP Flip Date is expected to occur by the end of 2016. This residual 5.0% and 2.5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $10.0 million as of June 30, 2016. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2014:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 8, 2014	$0.05	May 21, 2014	May 30, 2014
August 5, 2014	$0.05	August 19, 2014	August 28, 2014
November 5, 2014	$0.05	November 20, 2014	December 4, 2014
February 24, 2015	$0.08	March 16, 2015	March 27, 2015
May 6, 2015	$0.06	May 19, 2015	May 27, 2015
August 3, 2015	$0.06	August 18, 2015	September 2, 2015
November 3, 2015	$0.06	November 18, 2015	December 2, 2015
February 23, 2016	$0.31	March 15, 2016	March 29, 2016
May 4, 2016	$0.07	May 18, 2016	May 24, 2016
August 2, 2016	$0.07	August 16, 2016	August 30, 2016

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities	$119,573	$112,726
Net cash used in investing activities	(55,289)	(79,433)
Net cash provided by (used in) financing activities	(57,647)	64,142
Net change in cash and cash equivalents	6,637	97,435

For the Six Months Ended June 30, 2016

Net cash provided by operating activities for the six months ended June 30, 2016 was $119.6 million, compared to $112.7 million for the six months ended June 30, 2015. The net increase of $6.8 million resulted primarily from the increase in cash inflow due to higher net income of $30.3 million, from $25.5 million for the six months ended June 30, 2015 to $55.9 million for the six months ended June 30, 2016, as described above. The increase was partially offset by an increase in billing in excess of costs and estimated earnings on uncompleted contracts, net of $18.9 million in our Product segment in the six months ended June 30, 2016, compared to $45.7 million in the six months ended June 30, 2015, as a result of timing in billing of our customers.

Net cash used in investing activities for the six months ended June 30, 2016 was $55.3 million, compared to $79.4 million for the six months ended June 30, 2015. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2016 were: (i) capital expenditures of $67.8 million, primarily for our facilities under construction, partially offset by a net decrease of $11.5 million in restricted cash and cash equivalents due to timing of debt repayments. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2015 were: (i) capital expenditures of $86.1 million, primarily for our facilities under construction; and (ii) a net increase of $11.6 million in restricted cash and cash equivalents, due to timing of debt repayments, reduced by $15.4 million derived from cash of Ormat Industries due to the share exchange transaction.

Net cash used in financing activities for the six months ended June 30, 2016 was $57.6 million, compared to $64.1 million of cash provided by for the six months ended June 30, 2015. The principal factors that affected the net cash used in financing activities during the six months ended June 30, 2016 were: (i) the repayment of long-term debt in the amount of $31.4 million; (ii) a $19.0 million cash dividend paid; and (iii) $12.2 million cash paid to non-controlling interest. The principal factors that affected our net cash provided by financing activities during the six months ended June 30, 2015 were: net proceeds from issuance of shares to noncontrolling interest in the amount of $156.8 million, reduced by: (i) $30.6 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $29.4 million; (iii) a net decrease of $20.3 million against our revolving lines of credit with commercial banks; and (iv) a $6.8 million cash dividend paid.

EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs (vi) stock-based compensation, (vii) gains or losses from extinguishment of liability, and (viii) gain or loss on sale of subsidiary and property, plant and equipment. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States of America, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Adjusted EBITDA for the three and six months ended June 30, 2016 were $81.2 million and $161.5 million, respectively, compared to $67.8 million and $133.2 million for the three and six months ended June 30, 2015.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net cash provided by operating activities	$92,529	$29,579	$119,573	$112,726
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	17,165	16,355	31,292	32,327
Interest income	(245)	(44)	(565)	(53)
Income tax provision	7,890	6,056	17,399	11,515
Minority interest in earnings of subsidiaries
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	(42,519)	12,593	(12,437)	(34,627)

EBITDA	74,820	64,539	155,262	121,888
Mark-to-market on derivatives which represent swap contracts on natural gas and oil prices	2,320	-	2,494	4,129
Stock-based compensation	817	1,029	1,659	2,156
Gain on sale of subsidiary and property, plant and equipment	-	-	-	-
Termination fee	-	-	-	-
Loss from extinguishment of liability	-	1,710	-	1,710
Merger and acquisition transaction costs	500	400	647	3,800
Impairment charges	-	-	-	-
Write-off of unsuccessful exploration activities	863	-	1,420	174
Mark-to-market on derivatives which represent currency forward contracts	1,920	170	-	(690)

Adjusted EBITDA	$81,240	$67,848	$161,482	$133,167
Net cash used in investing activities	$(10,669)	$(32,176)	$(55,289)	$(79,433)
Net cash used in financing activities	$(37,802)	$69,538	$(57,647)	$64,142

The following table reconciles net income to EBITDA for the six-month and three-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$24,933	$15,273	$55,878	$25,540
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	17,165	16,355	31,292	32,327
Interest income	(245)	(44)	(565)	(53)
Income tax provision	7,890	6,056	17,399	11,515
Depreciation and amortization	25,077	26,899	51,258	52,559
EBITDA	$74,820	$64,539	$155,262	$121,888

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) the investment in new activities under the new strategic plan.

The following is an overview of projects that are fully released for construction:

Sarulla (Indonesia). We are part of a consortium that is currently developing the approximately 330 MW Sarulla project in Tapanuli Utara North Sumatra, Indonesia. The project will be constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence towards the end of 2016 and the remaining two phases of operations are scheduled to commence within 18 months thereafter. For the first phase, engineering and procurement has been substantially completed and construction is in progress with major activities relating to mechanical and electrical equipment installation. Major equipment, including Ormat’s OECs and Toshiba’s steam turbine, has arrived to the site and are currently installed. The drilling of production and injection wells for the first phase is completed. For the second phase, engineering and procurement has been substantially completed, infrastructure work is in progress and most of the equipment to be supplied by Ormat was delivered. For the third phase, engineering and procurement is still in progress, infrastructure work is in progress and manufacturing of equipment to be supplied by Ormat is underway as planned. Currently, for the second and third phases drilling activities is still ongoing and the project achieved to date, based on preliminary estimates, approximately 70% of the required production capacity and approximately 15% of the required injection capacity. The project has missed a few milestones defined under the loan documents, but has received waivers from the lenders. As of June 30, 2016 the project is in compliance with milestones agreed with the lenders. The project is experiencing delays in the field development and certain cost overruns resulting from delays and excess drilling costs. Although estimated cost at completion is still within the approved budget (including contingencies), the lenders have requested that the sponsors commit additional equity. The sponsors have agreed and financing documents were revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved.

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

Ormat holds 12.75% equity interest in the project, corresponding to approximately $60 million equity investment covering Ormat's share based on the current project plan.

Heber 1 Power Plant.  We are currently in the process of enhancing the Heber 1 power plant of the Heber complex located in Imperial Valley, California. We are planning to convert artesian wells to pumped wells, add new water cooling unit and replace one of the OECs, following which we expect the capacity of the complex to reach 92 MW. Engineering and procurement is ongoing and completion is expected at the end of 2017. In December 2015, we started to sell power under a new fixed price PPA with SCPPA.

Platanares Project (Honduras). We are currently developing the Geotermica Platanares geothermal project in Honduras. Construction and drilling activities are ongoing and the [equipment is on its way to the site]. In December 2015, we concluded the drilling activity as well as extensive tests that support the decision to construct a 35 MW project, which is larger than initially estimated. We hold the assets, including the project’s wells, land, permits and a PPA, under a Build, Operate, Transfer (“BOT”) structure for 15 years from the date of commercial operation. Commercial operation is expected before the end of 2017.

Tungsten (Nevada) We are currently developing the 24 MW Tungsten geothermal power plant in Churchill County, Nevada. Drilling is ongoing and major construction permits are in place. We already secured the interconnection agreement. The project is expected to be on-line by the end of 2017.

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

We have estimated approximately $282.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $82.0 million as of June 30, 2016. We expect to invest approximately $94.0 million of such total during the remainder of 2016 and the remaining approximately $106.0 million thereafter.

In addition, we estimate approximately $41.0 million in additional capital expenditures in the remainder of 2016 to be allocated as follows: (i) $13.0 million in development of new projects; (ii) $8.0 million for maintenance capital expenditures to our operating power plants; (iii) $12.0 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity; (iv) $6.0 million for investment in new activities that reflects expenditures under the new strategic plan and (v) $2.0 million for enhancements to our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2016 will be approximately $135.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s short run avoided costs, or SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. In March 2014, May 2015 and February 2016, we entered into derivative transactions to reduce our exposure to the price of natural gas under these PPAs, until December 29, 2016. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO’s avoided costs.

As of June 30, 2016, 94.4% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 5.6% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2016, $49.7 million of our long-term debt remained subject to some interest rate risk.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2016 and December 31, 2015 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our new strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2016 and December 31, 2015 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015		Change in the Fair Value of
	(Dollars in thousands)
Call options on natural gas price	$(3,742)	$-	$(2,151)	$-		NGI futures
Call and put options on oil	(2,435)	-	(1,271)	-		Brent oil futures
Foreign Currency	(3,741)	(3,894)	4,572	4,760		Foreign currency forward contracts
Interest Rate	(297)	(408)	302	417		OFC
Interest Rate	(465)	(646)	474	660		OrCal
Interest Rate	(8,737)	(9,322)	9,277	9,941		OFC 2
Interest Rate	(101)	(175)	103	172		Loan from DEG
Interest Rate	(8,376)	(9,164)	8,816	9,685		Loan from OPIC
Interest Rate	(1,589)	(1,888)	1,603	1,907		Senior unsecured bonds
Interest Rate	- (1)	- (1)	- (1)	-	(1)	Amatitlan Loan

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

Sierra Pacific Power Company and Nevada Power Company accounted for 19.1% and 20.1% of our total revenue for the three months ended June 30, 2016 and 2015, respectively and 21.1% and 21.9% for the six months ended June 30, 2016 and 2015, respectively.

Southern California Public Power Authority accounted for 10.4% and 4.1% of our total revenue for the three months ended June 30, 2016 and 2015, respectively and 11.2% and 4.9% for the six months ended June 30, 2016 and 2015, respectively.

KPLC accounted for 17.1% and 15.4% of our total revenue for the three months ended June 30, 2016 and 2015, respectively and 17.2% and 16.5% for the six months ended June 30, 2016 and 2015, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the second quarter of 2016, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (“PGV”) comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On or around June 30, 2016, the plaintiffs and each of the defendants filed motions for summary judgement, which are now pending before the court. PGV believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plantiffs’ causes of action. On October 14, 2015, the court denied the defendants’ motion to dismiss the plaintiffs’ sole remaining claim. During the second quarter of 2016, the discovery phase was completed and plaintiff Global Community Monitor was dismissed as a party. The remaining plaintiffs are continuing to pursue the case. The Company believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the NLRB seeking to organize the operations and maintenance employees at the Puna project.  A global settlement was reached in principle in February 2016, which includes a Union disclaimer of interest, the withdrawal of letters from the Union to the NRLB and signed individual settlement agreements, all of which are immaterial. All issues are now settled and closed.

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. The complaint is pending before the U.S. District Court for the District of Nevada. On July 7, 2015, the Court issued a protective order stipulating limitations against the qui tam relators for the benefit of the Ormat Parties to ensure the protection of confidentiality for sensitive Ormat Parties’ documents. On March 30, 2016, the Court denied the defendants’ motion for summary judgment that was filed on December 15, 2015. On April 1, 2016, the Magistrate rejected the plaintiffs’ allegation that defendants waived the attorney-client privilege for protected documents. The lawsuit is in the discovery and depositions stage, which is presently anticipated to be completed December 31, 2016. Various filings regarding the discovery process had been filed and ruled upon by the court, and the depositions are continuing. The Ormat Parties believe that they have valid defenses under the law and will continue to defend themselves vigorously.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant US $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Ormat filed preliminary defenses on May 30, 2016, and filed a petition for disciplinary measures against the attorneys representing the plaintiff on July 19, 2016. Both filings are pending before the court. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On May 21, 2014, Elko County, Nevada appealed to the Supreme Court of Nevada the Nevada Governor's Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s Award of an energy tax abatement to ORNI 39 LLC for our McGinness power plant. Both of the appeals request that the Court overturn the Governor’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period, valued at approximately $18.6 million for our McGinness power plant and approximately $6.2 million for our Tuscarora power plant, of which only a small portion was utilized as of June 30, 2016. During 2016, Elko and Lander counties each filed opening briefs with the court. The Company believes that it has valid defenses under the law and will continue to defend itself vigorously.

●

On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The Garcia complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia (deceased), when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing works at the Ormesa plant site on or around March 31, 2016. Ormat’s insurer has accepted both the costs of defense and the case outcome, and counsel has been appointed to represent Ormat. Additionally, the case has been tendered to the insurer of the employer of the deceased.

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

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

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

Date: August 4, 2016

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

4.6

Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Mishmeret Trust Company Limited (Formerly Ziv Haft Trust Company Ltd.), as trustee, incorporated by reference to Exhibit 4.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

4.7

Addendum, dated as of January 27, 2011, to the Deed of Trust, dated as of August 3, 2010, between Ormat Technologies, Inc. and Mishmeret — Trusts Services Company Ltd (Formerly Ziv Haft Trust Company Ltd.), as trustee, incorporated by reference to Exhibit 4.2 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on February 2, 2011.

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