Form 10-Q
period 2016-09-30
ORMAT TECHNOLOGIES, INC.
filed 2016-11-08
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 09, 2016, the number of outstanding shares of common stock, par value $0.001 per share, was 49,634,659.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$90,066	$185,919
Restricted cash and cash equivalents (all related to VIEs)	50,525	49,503
Receivables:
Trade	65,198	55,301
Other	13,645	7,885
Inventories	12,973	18,074
Costs and estimated earnings in excess of billings on uncompleted contracts	38,025	25,120
Prepaid expenses and other	38,940	33,334
Total current assets	309,372	375,136
Deposits and other	18,738	17,968
Deferred charges	40,690	42,811
Property, plant and equipment, net ($1,499,112 and $1,481,258 related to VIEs, respectively)	1,570,307	1,559,335
Construction-in-process ($82,476 and $129,165 related to VIEs, respectively)	271,853	248,835
Deferred financing and lease costs, net	5,188	4,022
Intangible assets, net	56,052	25,875
Goodwill	7,071	—
Total assets	$2,279,271	$2,273,982

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$102,854	$91,955
Billings in excess of costs and estimated earnings on uncompleted contracts	37,134	33,892
Current portion of long-term debt:
Limited and non-recourse (all related to VIEs):
Senior secured notes	28,121	29,930
Other loans	21,494	21,495
Full recourse	12,302	11,229
Total current liabilities	201,905	188,501
Long-term debt, net of current portion:
Limited and non-recourse (all related to VIEs):
Senior secured notes (less deferred financing costs of $9,957 and $10,852, respectively)	273,017	294,476
Other loans (less deferred financing costs of $6,821 and $7,492, respectively)	267,210	275,888
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $0 and $513, respectively and less deferred financing costs of $849 and $283, respectively)	203,483	249,698
Other loans (less deferred financing costs of $290 and $435, respectively)	12,373	18,687
Accumulated losses of unconsolidated company in excess of investment	16,664	8,100
Liability associated with sale of tax benefits	1,043	11,665
Deferred lease income	55,460	58,099
Deferred income taxes	34,961	32,654
Liability for unrecognized tax benefits	10,260	10,385
Liabilities for severance pay	19,020	19,323
Asset retirement obligation	22,099	20,856
Other long-term liabilities	20,862	1,776
Total liabilities	1,138,357	1,190,108
Commitments and contingencies (Note 10)

Reedemable noncontrolling interest	4,972	—

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,634,659 and 49,107,901 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	859,855	849,223
Retained earnings	191,627	148,396
Accumulated other comprehensive income	(11,503)	(7,667)
	1,040,029	990,001
Noncontrolling interest	95,913	93,873
Total equity	1,135,942	1,083,874
Total liabilities and equity	$2,279,271	$2,273,982

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$109,795	$97,245	$321,664	$278,124
Product	74,822	65,607	174,408	145,446
Total revenues	184,617	162,852	496,072	423,570
Cost of revenues:
Electricity	66,481	61,501	192,410	179,604
Product	43,647	42,019	99,504	89,826
Total cost of revenues	110,128	103,520	291,914	269,430
Gross margin	74,489	59,332	204,158	154,140
Operating expenses:
Research and development expenses	1,086	335	2,030	1,112
Selling and marketing expenses	4,793	4,383	12,136	12,099
General and administrative expenses	19,093	7,950	36,625	25,597
Write-off of unsuccessful exploration activities	1,294	185	2,714	359
Operating income	48,223	46,479	150,653	114,973
Other income (expense):
Interest income	266	53	831	106
Interest expense, net	(17,137)	(17,748)	(51,561)	(54,435)
Derivatives and foreign currency transaction gains (losses)	(222)	1,296	(2,592)	(641)
Income attributable to sale of tax benefits	3,463	8,634	12,380	18,917
Other non-operating income (expense), net	(5,546)	(131)	(5,306)	(1,523)
Income from continuing operations before income taxes and equity in losses of investees	29,047	38,583	104,405	77,397
Income tax (provision) benefit	(11,988)	38,211	(29,387)	26,696
Equity in losses of investees, net	(2,653)	(3,133)	(4,734)	(4,892)
Income from continuing operations	14,406	73,661	70,284	99,201
Net income attributable to noncontrolling interest	(2,326)	(1,522)	(4,584)	(2,616)
Net income attributable to the Company's stockholders	$12,080	$72,139	$65,700	$96,585
Comprehensive income:
Net income	14,406	73,661	70,284	99,201
Other comprehensive income (loss), net of related taxes:
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	1,337	(4,318)	(3,829)	(4,154)
Loss in respect of derivative instruments designated for cash flow hedge	22	22	65	68
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(24)	(29)	(72)	(90)
Comprehensive income	15,741	69,336	66,448	95,025
Comprehensive income attributable to noncontrolling interest	(2,326)	(1,522)	(4,584)	(2,616)
Comprehensive income attributable to the Company's stockholders	$13,415	$67,814	$61,864	$92,409
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.24	$1.47	$1.33	$2.00
Diluted:
Net income	$0.24	$1.41	$1.31	$1.93
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,599	49,023	49,410	48,388
Diluted	50,289	51,113	50,097	50,011
Dividend per share declared	$0.07	$0.06	$0.45	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

Stock-based compensation	—	—	3,077	—	—	3,077	—	3,077
Exercise of options by employees and directors	502	—	4,612	—	—	4,612	—	4,612
Share exchange with Parent	2,996	3	26,012	—	—	26,015	—	26,015
Cash paid to non controlling interest	—	—	—	—	—	—	(4,507)	(4,507)
Cash dividend declared, $0.2 per share	—	—	—	(9,772)	—	(9,772)	—	(9,772)
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	71,291	—	—	71,291	85,470	156,761
Net income	—	—	—	96,585	—	96,585	2,616	99,201
Other comprehensive income (loss), net of related taxes:
cash flow hedge (net of related tax of $42)	—	—	—	—	68	68	—	68
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(4,154)	(4,154)	—	(4,154)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $56)	—	—	—	—	(90)	(90)	—	(90)

Balance at September 30, 2015	49,035	$49	$846,998	$128,352	$(12,844)	$962,555	$95,402	$1,057,957
Balance at December 31, 2015	49,107	$49	$849,223	$148,396	$(7,667)	$990,001	$93,873	$1,083,874

Stock-based compensation	—	—	3,383	—	—	3,383	—	3,383
Exercise of options by employees and directors	528	1	7,249	—	—	7,250	—	7,250
Cash paid to noncontrolling interest	—	—	—	—	—	—	(10,622)	(10,622)
Cash dividend declared, $0.45 per share	—	—	—	(22,469)	—	(22,469)	—	(22,469)
Increase in noncontrolling interest in GB	—	—	—	—	—	—	8,272	8,272
Net income	—	—	—	65,700	—	65,700	4,390	70,090
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $40)	—	—	—	—	65	65	—	65
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(3,829)	(3,829)	—	(3,829)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $44)	—	—	—	—	(72)	(72)	—	(72)

Balance at September 30, 2016	49,635	$50	$859,855	$191,627	$(11,503)	$1,040,029	$95,913	$1,135,942

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$70,284	$99,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,565	80,463
Amortization of premium from senior unsecured bonds	(513)	(230)
Accretion of asset retirement obligation	1,243	1,140
Stock-based compensation	3,383	3,077
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(5,920)	(13,068)
Equity in losses of investees	4,735	4,893
Mark-to-market of derivative instruments	(381)	3,906
Loss on disposal of property, plant and equipment	—	531
Write-off of unsuccessful exploration activities	2,714	360
Gain on severance pay fund asset	(690)	(102)
Deferred income tax provision	20,742	(34,613)
Liability for unrecognized tax benefits	(125)	(399)
Deferred lease revenues	(625)	(221)
Other	—	484
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(13,711)	(2,879)
Costs and estimated earnings in excess of billings on uncompleted contracts	(12,905)	13,334
Inventories	5,339	335
Prepaid expenses and other	(5,364)	(3,033)
Deposits and other	(867)	(294)
Accounts payable and accrued expenses	10,463	(21,904)
Due from/to related entities, net	—	451
Billings in excess of costs and estimated earnings on uncompleted contracts	3,242	(2,108)
Liabilities for severance pay	(369)	(1,573)
Other long-term liabilities	1,801	(2,259)
Due from/to Parent	—	(513)
Net cash provided by operating activities	158,027	122,965
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with parent	—	15,391
Net change in restricted cash, cash equivalents and marketable securities	(1,022)	22,725
Capital expenditures	(107,951)	(117,588)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(18,135)	—
Decrease in severance pay fund asset, net of payments made to retired employees	1,919	2,934
Net cash used in investing activities	(125,189)	(76,538)
Cash flows from financing activities:
Proceeds from exercise of options by employees	7,250	4,612
Proceeds from issuance of senior unsecured notes, net of transaction costs	203,483	—
Purchase of Senior unsecured notes	(249,468)	—
Purchase of OFC Senior Secured Notes	(6,815)	(30,638)
Proceeds from sale of membership interests to uncontrolling interest, net of transaction costs	—	156,761
Proceeds from long-term loans, net at transaction costs	—	42,000
Proceeds from revolving credit lines with banks	259,900	598,800
Repayment of revolving credit lines with banks	(259,900)	(619,100)
Cash received from non-controlling interest	1,972	1,654
Repayments of long-term debt	(40,997)	(40,532)
Cash paid to noncontrolling interest	(17,296)	(13,863)
Payments of capital leases	(845)	—
Deferred debt issuance costs	(3,506)	(5,038)
Cash dividends paid	(22,469)	(9,772)
Net cash provided by (used in) financing activities	(128,691)	84,884
Net change in cash and cash equivalents	(95,853)	131,311
Cash and cash equivalents at beginning of period	185,919	40,230
Cash and cash equivalents at end of period	$90,066	$171,541
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(4,517)	$18,930
Accrued liabilities related to financing activities	$6,291	$—

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2016, the consolidated results of operations and comprehensive income (loss) for the nine-month periods ended September 30, 2016 and 2015 and the consolidated cash flows for the nine-month periods ended September 30, 2016 and 2015.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016.

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

Issuance of Senior Unsecured Bonds

On September 11, 2016, the Company concluded an auction tender and accepted subscriptions for $204 million aggregate principal amount of two tranches (approximately $67 million principal amount of Series 2 and approximately $137 million principal amount of Series 3) of senior unsecured bonds (Series 2 Bonds, Series 3 Bonds and, collectively, "Bonds"). The Bonds were issued in an unregistered offering outside the United States to investors who are not "U.S. persons",as such term is defined in Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), and otherwise subject to the requirements of Regulation S. The "Series 2 Bonds" will mature in September 2020 and bear interest at a fixed rate of 3.7% per annum, payable semi-annually. The "Series 3 Bonds" will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by Ormat pursuant to the terms and conditions of the trust instrument that governs the Bonds. Both tranches received a rating of ilA+ from Maloot S&P in Israel with a stable outlook. The Company used the proceeds from the offering and sale of the Bonds to fully prepay its existing senior unsecured bonds in the amount of $250 million. As a result of the prepayment, the Company recognized a loss in the amount of $5 million, including prepayment fees of approximately $5 million and amortization of premium of $0.3 million, which was included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.

Guadeloupe power plant transaction

In July 2016, we announced that we closed the previously announced acquisition of Geothermie Bouillante SA (“GB”). GB owns and operates the 14.75 MW Bouillante geothermal power plant located in Guadeloupe Island, a French territory in the Caribbean, which currently generates approximately 13 MW. GB also owns two exploration licenses providing an expansion potential of up to 45 MW of capacity.

Pursuant to the terms of an Amended and Restated Investment Agreement (“Investment Agreement”) and Shareholders Agreement with Sageos Holding (“Sageos”), a wholly owned subsidiary of Bureau de Recherches Géologiques et Minières (“BRGM”), the Company together with Caisse des Dépôts et Consignations (“CDC”), a French state-owned financial organization, acquired an approximately 80% interest in GB, allocated 75% to the Company and 25% to CDC. The Company and CDC will gradually increase their combined interest in GB to 85% and Sageos will hold the remaining balance. As part of the agreement, CDC will pay the Company a premium.

Pursuant to the agreements, the Company paid approximately $20.6 million (of which approximately $2.0 million was paid in October 2016 as a subsequent adjustment to the purchase price) to Sageos for its approximately 60% interest in GB. In addition, the Company is committed to further invest $8.4 million (approximately €7.5 million) in the next two years, which will increase the Company’s interest to 63.75%. The cash will be used mainly for the enhancement of the power plant.

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

The Bouillante power plant sells its electricity under a 15-year PPA that was entered into in February 2016 with Électricité de France S.A. (“EDF”), the French electric utility. The Company plans to optimize the use of the resource at the existing facilities and recover its current production to its design capacity of 14.75 MW by mid-2017.

The Company accounted for the transaction based on the provision of Accounting Standard Codification 805, Business Combinations, and consequently recorded intangible asset of $33.0 million pertaining to the 15-year PPA with EDF and $7.1 million of goodwill. Additionally, following the transaction, the Company gained control over GB effective July 5, 2016 and consolidated the entity with redeemable noncontrolling interest of $5.0 million and noncontrolling interest of $8.3 million being recorded. The redeemable noncontrolling interest pertains to Sageos right to sell its equity interest in GB to the Company for cash considerations. The noncontrolling interest pertains to CDC and was included under noncontrolling interest in the consolidated statements of equity.

The revenues of GB of approximately $4.1 million were included in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 2016.

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

We are currently finalizing the documentation related to the sale of a minority interest in the second phase of the Don A. Campbell power plant. Upon Ormat Nevada's contribution of the project to ORPD, Northleaf will pay to Ormat Nevada an amount equal to Northleaf proportionate interest in ORPD multiplied by the value of the project to be contributed. We estimate that Ormat Nevada will receive approximately $43 million cash in connection with the contribution, which is expected in the fourth quarter of 2016.

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

Previously, the Company had a valuation allowance for the additional 50% investment deduction reducing its deferred tax asset in Kenya as the utilization of the related tax losses was not probable within the original five year carryforward period. As a result of the change in legislation and the expected continued profitability during the extended carryforward period, the Company expects that it will be able to fully utilize the carryforward tax losses within the ten year period and as such released the valuation allowance in Kenya, resulting in $49.4 million of tax benefits in the three month period ended September 30, 2015.

OFC Senior Secured Notes prepayment

In September 2016, the Company repurchased $6.8 million aggregate principal amount of its OFC Senior Secured Notes from the OFC noteholders. As a result of the repurchase, the Company recognized a loss of $0.6 million, including amortization of deferred financing costs, which was included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.

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

Other comprehensive income

For the nine months ended September 30, 2016 and 2015, the Company classified $7,000 and $22,000, respectively, from accumulated other comprehensive income, of which $11,000 and $35,000, respectively, were recorded to reduce interest expense and $4,000 and $13,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2016 and 2015, the Company classified $2,000 and $7,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $3,000 and $10,000, respectively, were recorded to reduce interest expense and $1,000 and $3,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in other comprehensive income as of September 30, 2016, is $582,000

Write-offs of unsuccessful exploration activities

Write-offs of unsuccessful exploration activities for the nine and three months ended September 30, 2016, were $2.7 million and $1.3 million, respectively, and $0 million for the nine and three months ended September 30, 2015. These write-offs of exploration costs are related to the Company’s exploration activities in The United States and Chile, which the Company determined would not support commercial operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2016 and December 31, 2015, the Company had deposits totaling $35.2 million and $19 million, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2016 and December 31, 2015, the Company’s deposits in foreign countries amounted to approximately $72.4 million and $181.0 million, respectively.

At September 30, 2016 and December 31, 2015, accounts receivable related to operations in foreign countries amounted to approximately $36.3 million and $27.8 million, respectively. At September 30, 2016 and December 31, 2015, accounts receivable from the Company’s primary customers amounted to approximately 60% and 66%, respectively, of the Company’s accounts receivable.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 14.4% and 15.3% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 18.6% and 19.3% for the nine months ended September 30, 2016 and 2015, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 15.1% and 13.5% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 16.4% and 15.4% for the nine months ended September 30, 2016 and 2015, respectively.

Southern California Public Power Authority accounted for 7.7% and 3.3% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 9.9% and 4.3% for the nine months ended September 30, 2016 and 2015, respectively.

Hyundai (Sarulla geothermal power project) accounted for 24% and 22% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 14% and 16% for the nine months ended September 30, 2016 and 2015, respectively.

The Company performs ongoing credit evaluations of its customers’ financial condition. The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2016

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

Simplifying the Presentation of Debt Costs

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30. The update clarifies that given the absence of authoritative guidance within Update 2015-03 for debt issuance costs described below, debt issuance costs related to line-of-credit arrangements can be deferred and presented as assets and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this update in its interim period beginning January 1, 2016 and continues to present debt issuance costs related to such line-of-credit arrangements as assets amortized ratably over the respective term of the line-of credit arrangements. Debt issuance costs related to such line-of-credit arrangements as of September 30, 2016 and December 31, 2015, totaled $2.6 million and $1.0 million, respectively.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Costs, Subtopic 835-30. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company retrospectively adopted this update in its interim period beginning January 1, 2016. The impact of the adoption resulted in a reclassification of debt issuance costs totaling $17.9 million and $19.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$2,915	$8,819
Self-manufactured assembly parts and finished products	10,058	9,255
Total	$12,973	$18,074

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Sarulla	$(16,664)	$(8,100)

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

The project is being constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase is currently in the commissioning and fine tuning stage but commercial operation date is expected to be delayed by few weeks. The delay is a result of local riots protesting the EPC contractor that caused a work stoppage. Work has resumed and we currently expect commercial operation of the first phase to begin in January 2017. For the second phase, engineering and procurement has been substantially completed, site construction is in progress and all of the equipment to be supplied by Ormat was delivered. For the third phase, engineering and procurement is still in progress, Construction work at the site is in progress and manufacturing of equipment to be supplied by Ormat is underway as planned. Drilling activities for the second and third phases are still ongoing and the project has achieved to date, based on preliminary estimates, approximately 80% of the required production capacity and approximately 80% of the required injection capacity. The project has missed a few milestones defined under the loan documents, but has received waivers from the lenders and commercial operation of the second and third phases is still expected to commence within 18 months after commercial operation of the first phase. As of September 30, 2016, the project is in compliance with milestones agreed with the lenders. The project is experiencing delays in the field development and certain cost overruns resulting from delays and excess drilling costs. Although estimated cost at completion is still within the approved budget (including contingencies), the lenders have requested that the sponsors commit additional equity. The sponsors have agreed and financing documents were revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved.

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

The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income (loss). During the three and nine months ended September 30, 2016, the project recorded a gain equal to $10.5 million and a loss of $30 million, respectively, net of deferred tax of $5.4 million and $15.4 million, respectively, of which the Company's share was $1.3 million and $3.8 million, respectively, which were recorded in other comprehensive income (loss). The related accumulated loss recorded by the Company in other comprehensive income (loss) as of September 30, 2016 is $10.9 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Pursuant to a supply agreement that was signed in October 2013, the Company is supplying its OECs to the power plant and has added the $255.6 million supply contract to its Product Segment backlog. The Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenue over the course of the next two years. The Company has eliminated the related intercompany profit of $10.8 million against equity in loss of investees.

During the nine months ended September 30, 2016, the Company did not make any additional cash equity investments in the Sarulla project.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth certain fair value information at September 30, 2016 and December 31, 2015 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2016
		Fair Value
	Carrying Value at September 30, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$12,635	$12,635	$12,635	$—	$—
Derivatives:
Currency forward contracts (2)	249	249	—	249	—
Liabilities:
Current liabilities:
Derivatives:
Call and put options on oil price (1)	$(1,776)	$(1,776)	$—	$(1,776)	$—
Call option on natural gas price (1)	(1,534)	(1,534)	—	(1,534)	—
Currency forward contracts (2)	(30)	(30)	—	(30)	—
	$9,544	$9,544	$12,635	$(3,091)	$—

		December 31, 2015
		Fair Value
	Carrying Value at December 31, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$31,428	$31,428	$31,428	$—	$—
Derivatives:
Currency forward contracts (2)	7	7	—	7	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (2)	(169)	(169)	—	(169)	—
	$31,266	$31,266	$31,428	$(162)	$—

(1)

These amounts relate to call and put option transactions on oil and natural gas prices, valued primarily based on observable inputs, including spot prices for related commodity indices, and is included within “Accounts payable and accrued expenses” on September 30, 2016 in the consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within “prepaid expenses and other” and “accounts payable and accrued expenses” on September 30, 2016 and December 31, 2015, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	2016	2015	2016	2015

Call options on natural gas price	Derivatives and foreign currency transaction gains (losses)	32	—	(1,114)	—
Call and put options on oil price	Derivatives and foreign currency transaction gains (losses)	230	—	(1,312)	—
Swap transactions on natural gas price	Electricity revenue	—	369	—	767
Currency forward contracts	Derivatives and foreign currency and transaction gains (losses)	689	869	1,154	(1,349)
		$951	$1,238	$(1,272)	$(582)

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

On February 24, 2016, the Company entered into Brent Oil Future contracts under which it has written a number of call options covering a notional quantity of approximately 185,000 barrels (“BBL”) of Brent with exercise prices of $32.80 to $35.50 and expiration dates ranging from March 24, 2016 until December 22, 2016 in order to reduce its exposure to fluctuations in Brent prices under its PPA with HELCO. The Company received an aggregate premium of approximately $1.1 million from these call options. The call option contracts have monthly expiration dates whereby the options can be called and the Company would have to settle its liability on a cash basis. Moreover, during March 2016, the Company rolled 2 existing call options covering a total notional quantity of 31,800 BBL of Brent in order to limit its exposure to $41 to $42.50 instead of $32.80 to $33.50. In addition, the Company entered into short risk reversal transactions (sell call and buy put options) by rolling existing call options covering notional quantities of 16,500 BBL and 17,000 BBL in order to limit its exposure from the outstanding call options originally entered into in February 2016 to a range of $28.50 to $37.50 and $28 to $38.50, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The foregoing future, forward and swap transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” and “Electricity revenues” in the consolidated statements of operations and comprehensive income, respectively. The Company recognized a net gain from these transactions of $1.0 million and a net loss of $1.3 million in the three and nine months ended September 30, 2016, respectively, compared to a net gain of $0.9 million and a net loss of $1.3 million in the three and nine months ended September 30, 2015, under Derivatives and foreign currency transaction gains (losses), and a net gain of $0.4 million and a $0.8 million, in the three and nine months ended September 30, 2015, respectively, under Electricity revenues.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2016.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$20.8	$24.2	$19.7	$23.7
Olkaria III Loan - OPIC	257.3	262.6	251.1	264.6
Amatitlan Loan	38.5	41.7	37.6	40.3
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	19.6	30.0	19.7	30.0
OrCal Geothermal Inc. ("OrCal")	41.6	43.8	40.1	43.3
OFC 2 LLC ("OFC 2")	231.0	231.1	251.3	262.0
Senior Unsecured Bonds	201.0	264.5	204.3	250.0
Other long-term debt	7.2	—	8.7	—

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$20.8	$20.8
Olkaria III - OPIC	—	—	257.3	257.3
Amatitlan loan	—	38.5	—	38.5
Senior Secured Notes:
OFC	—	19.6	—	19.6
OrCal	—	—	41.6	41.6
OFC 2	—	—	231.0	231.0
Senior unsecured bonds	—	—	201.0	201.0
Other long-term debt	—	—	7.2	7.2
Deposits	14.5	—	—	14.5

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On June 13, 2016, the Company granted its employees, in aggregated 1,080,000 SAR under the Company’s 2012 Incentive Plan. The exercise price of each SAR is $42.87, which represented the fair market value of the Company’s common stock on the grant date. Such SARs will expire six years from the date of the grant and will vest over 4 years as follows: 50% after two years; an additional 25% after three years and the remaining 25% after four years from the grant date.

The fair value of each SAR on the grant date was $11.98 for senior management and $11.42 for other employees. The Company calculated the fair value of each SAR on the grant date using the Exercise Multiple-Based Lattice SAR-Pricing model based on the following assumptions:

Risk-free interest rate	1.29%
Expected life (in years)	6
Dividend yield	1.14
Expected volatility	30.7%
Forfeiture rate:
Senior management	0.0%
Other employees	10.5%
Sub-Optimal Exercise Factor:
Senior management	2.5
Other employees	2.0

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Interest related to sale of tax benefits	$2,565	$2,375	$6,269	$7,062
Interest expense	15,726	16,510	47,214	50,430
Less — amount capitalized	(1,154)	(1,137)	(1,922)	(3,057)
	$17,137	$17,748	$51,561	$54,435

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Weighted average number of shares used in computation of basic earnings per share	49,599	49,023	49,410	48,388
Add:
Additional shares from the assumed exercise of employee stock options	690	2,090	687	1,626

Weighted average number of shares used in computation of diluted earnings per share	50,289	51,113	50,097	50,014

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 225,191 and 341,946 for the three months ended September 30, 2016 and 2015, respectively, and 116,641 and 600,169 for the nine months ended September 30, 2016 and 2015, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2016:
Net revenue from external customers	$109,795	$74,822	$184,617
Intersegment revenue	—	14,835	14,835
Operating income	23,903	24,320	48,223
Segment assets at period end	2,137,845	141,426	2,279,271

Three Months Ended September 30, 2015:
Net revenue from external customers	$97,245	$65,607	$162,852
Intersegment revenue	—	10,658	10,658
Operating income	28,346	18,133	46,479
Segment assets at period end	2,103,754	182,579	2,286,333

Nine Months Ended September 30, 2016:
Net revenues from external customers	$321,664	$174,408	$496,072
Intersegment revenues	—	36,042	36,042
Operating income	91,502	59,151	150,653
Segment assets at period end	2,137,845	141,426	2,279,271

Nine Months Ended September 30, 2015:
Net revenues from external customers	$278,124	$145,446	$423,570
Intersegment revenues	—	41,314	41,314
Operating income	73,220	41,753	114,973
Segment assets at period end	2,103,754	182,579	2,286,333

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended		Nine Months Ended
	2016	2015	2016	2015

Revenue:
Total segment revenue	$184,617	$162,852	$496,072	$423,570
Intersegment revenue	14,835	10,658	36,042	41,314
Elimination of intersegment revenue	(14,835)	(10,658)	(36,042)	(41,314)
Total consolidated revenue	$184,617	$162,852	$496,072	$423,570

Operating income:
Operating income	$48,223	$46,479	$150,653	$114,973
Interest income	266	53	831	106
Interest expense, net	(17,137)	(17,748)	(51,561)	(54,435)
Derivatives and foreign currency transaction gains (losses)	(222)	1,296	(2,592)	(641)
Income attributable to sale of tax benefits	3,463	8,634	12,380	18,917
Other non-operating income (expense), net	(5,546)	(131)	(5,306)	(1,523)
Total consolidated income before income taxes and equity in income of investees	$29,047	$38,583	$104,405	$77,397

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (“PGV”) comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the court issued its decision in response to each of the plaintiffs’ and defendants’ motions for summary judgment, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plaintiffs’ causes of action. On October 14, 2015, the court denied the defendants’ motion to dismiss the plaintiffs’ sole remaining claim. During the second quarter of 2016, the discovery phase was completed and plaintiff Global Community Monitor was dismissed as a party.  Both the remaining plaintiffs and the defendants have submitted cross motions for summary judgment. The motions have been briefed and are pending before the court. The Company believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

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

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. On October 25, 2016, the parties entered into a final settlement agreement providing for the dismissal of the claim without any admission of wrongdoing by the Ormat Parties and payment of $11 million (inclusive of fees and costs). The settlement amount of $11 million was included in general and administrative expenses in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various petitions submitted by defendants, including a motion describing preliminary, procedural defenses, on August 18, 2016, and then on October 10, 2016, the 27th Civil Court issued a number of decisions, which include removal of the file to the 11th Civil Court of Santiago, thereby delaying a determination on the larger issues of jurisdiction and competency of the Chilean courts as a substantive (and not procedural) defense.   The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On August 5, 2016 George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court of the State of Hawaii’ seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants, The complaint purports that injury and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On August 25, 2016, the Company filed to remove the case to the United States District Court for the District of Hawaii. On September 23, 2016, plaintiffs filed a motion for joinder of HELCO as an additional defendant, to amend the complaint, and to remand the case back to the Third Circuit Court. The plaintiffs’ motion will be heard before the federal court in mid-November, 2016. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

●

On May 21, 2014, Elko County, Nevada appealed to the Supreme Court of Nevada the Nevada Governor's Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s Award of an energy tax abatement to ORNI 39 LLC for our McGinness power plant. Both of the appeals request that the Court overturn the Office of Energy’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period, valued at approximately $18.6 million for our McGinness power plant and approximately $6.2 million for our Tuscarora power plant, of which only a small portion was utilized as of September 30, 2016. Following full briefing on both plaintiffs’ and defendants’ motions for summary judgment, on September 7, 2016, a hearing was held before the court. The Company believes that it has valid defenses under the law and will continue to defend itself vigorously.

●

On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The Garcia complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing work at the Ormesa plant site on or around March 31, 2016. Subject to reservations, the insurer of the deceased’s employer has accepted the tender for both the costs of defense and the case outcome, and counsel has been appointed to represent Ormat.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2016 and 2015 was 28.1% and 29.3%, respectively. The effective rate for the nine months ended September 30, 2015 excludes the income tax benefit of $49.4 million due to the release of the valuation allowance in Kenya. The effective tax rate differs from the federal statutory rate of 35% for the nine months ended September 30, 2016 due to: (i) a full valuation allowance against the Company’s U.S. deferred tax assets in respect of net operating loss ("NOL") carryforwards and unutilized tax credits (see below), (ii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala. The effect of the tax credit and tax exemption for the three months ended September 30, 2016 and 2015 was $600,000 and $602,000, respectively, and for the nine months ended September 30, 2016 and 2015 was $2,398,000 and $2,628,000, respectively.

The Company is currently in a net deferred tax asset position with a full valuation allowance. As of December 31, 2015, the Company had U.S. federal NOL carryforwards of approximately $281 million and state NOL carryforwards of approximately $191 million, which expire between 2022 and 2034 for federal NOLs and between 2016 and 2034 for state NOLs, and production tax credits (“PTCs”) in the amount of $71.4 million at December 31, 2015 are available for a 20-year period and expire between 2026 and 2036. The Company also has offsetting deferred tax liabilities in the U.S.

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

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the position for income taxes. Reserves are established to tax-related uncertainties based on estimates of whether, and the extent to which additional taxes will be due. As of September 30, 2016, the Company is unaware of any potentially significant uncertain tax positions for which a reserve has not been established.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On November 7, 2016, the Board declared, approved and authorized payment of a quarterly dividend of $3.5 million ($0.07 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 21, 2016, payable on December 6, 2016.

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

Both our Electricity segment and Product segment operations are conducted in the United States and the rest of the world. Our current generating portfolio includes geothermal plants in the United States, Guatemala, Kenya and Guadeloupe, as well as recovered energy generation plants in the United States.

For the nine months ended September 30, 2016, our total revenues increased by 17.1% (from $423.6 million to $496.1 million) over the corresponding period in 2015.

For the nine months ended September 30, 2016, Electricity segment revenues were $321.7 million, compared to $278.1 million for the nine months ended September 30, 2015, an increase of 15.7% from the prior year period. Product segment revenues for the nine months ended September 30, 2016 were $174.4 million, compared to $145.4 million during the nine months ended September 30, 2015, an increase of 19.9% from the prior year period.

During the nine months ended September 30, 2016 and 2015, our consolidated power plants generated 3,962,181 megawatt hours (MWh) and 3,513,803 MWh, respectively, an increase of 12.8%.

For the nine months ended September 30, 2016, our Electricity segment generated approximately 64.8% of our total revenues, while our Product segment generated approximately 35.2% of our total revenues. For the nine months ended September 30, 2015, our Electricity segment generated approximately 65.7% of our total revenues, while our Product segment generated approximately 34.3% of our total revenues.

For the nine months ended September 30, 2016, approximately 85.7% of our Electricity segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

Recent Developments

The most significant developments in our company and business since January 1, 2016 are described below:

●

On October [23], 2016, we signed a $50 million loan facility agreement with Deutsche Investitions -und Entwicklungsgesellschaft Mbh (DEG) to refinance our investment in Plant 4 of the Olkaria III complex located in Kenya. The loan will mature in June 2028 and bear an annual interest rate of Libor plus 4% that will be fixed at closing. The loan will be payable in 20 equal principal payments starting in December 2018. [update before filing]

●

On September 11, 2016, we announced that we concluded an auction tender and accepted subscriptions for $204 million aggregate principal amount of two tranches (approximately $67 million principal amount of Series 2 and approximately $137 million principal amount of Series 3) of senior unsecured bonds (Series 2 Bonds, Series 3 Bonds and, collectively, Bonds). The Bonds were issued in an unregistered offering outside the United States to investors who are not "U.S. persons", as such term is defined in Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), and otherwise subject to the requirements of Regulation S. The Series 2 Bonds will mature in September 2020 and bear interest at a fixed rate of 3.7% per annum, payable semi-annually.  The Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by Ormat pursuant to the terms and conditions of the trust instrument that governs the Bonds. Both tranches received a rating of ilA+ from Maloot S&P in Israel with a stable outlook. We used the proceeds from the offering and sale of the Bonds to prepay existing indebtedness, including prepayment fees of approximately $5 million. Ormat expects its annual interest expense to decrease as a result of this refinancing.

●

On August 30, 2016, we announced that we reached an agreement in principle on a proposed settlement with certain former employees of the Company to settle claims brought by such employees against the Company under the qui tam provisions of the False Claims Act. The agreement in principle provides that we make no admission of wrongdoing, and for the release and the dismissal of all claims alleged in the complaint. The settlement agreement has been agreed and executed as of October 25, 2016 and payment of the settlement of $11M will be made within 10 days of execution. Upon payment, the court will be provided a joint stipulation for dismissal of the case with prejudice. The former employees’ complaint has been previously disclosed in the Company's quarterly and annual reports on file with the SEC.

●

In July 2016, we announced that we closed the previously announced acquisition of Geothermie Bouillante SA (GB). GB owns and operates the 14.75 MW Bouillante geothermal power plant located in Guadeloupe Island, a French territory in the Caribbean, which currently generates approximately 13 MW. GB also owns two exploration licenses providing an expansion potential of up to 45 MW of capacity.

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

Pursuant to the agreements, we paid approximately $20.6 million (approximately €18.5 million) to Sageos for its approximately 60% interest in GB. In addition, we are committed to further invest $8.4 million (approximately €7.5 million) in the next two years, which will increase our interest to 63.75%. The cash will be used mainly for the enhancement of the power plant.

We have planned modifications to the existing equipment as well as to further develop the asset, with a potential of reaching a total of 45 MW in phased development by 2021. Under the Investment Agreement, we will pay Sageos an additional amount of up to $13.4 million (approx. €12 million) subject to the achievement of agreed production thresholds and capacity expansion within a defined time period.

Bouillante power plant sells its electricity under a 15-year power purchase agreement (PPA) that was entered into in February 2016 with Électricité de France S.A. (EDF), the French electric utility. We plan to optimize the use of the resource at the existing facilities and recover its current production to its design capacity of 14.75 MW by mid-2017. Upon completion of the enhancement, the plant is expected to generate approximately $22.3 million (approximately €20 million) of annual revenues.

●

On June 28, 2016, we announced that construction was completed at the Veyo Heat Recovery Project in southern Utah. This project was constructed pursuant to a $22.3 million EPC contract signed with Utah Associated Municipal Power Systems (UAMPS) in November 2014, and comprises an air-cooled Recovered Energy Generation (REG) unit at UAMPS’ Kern River Gas Transmission (Kern River) Veyo natural gas compressor station. The project uses an Ormat Energy Converter (OEC) to generate power from heat that otherwise would have been released into the atmosphere. The Veyo REG project was brought online May 26, 2016, a full four months ahead of schedule.

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

●

The continued awareness of climate change may result in significant changes in the business and regulatory environments, which may create business opportunities for us. For example in June 2013, President Barack Obama announced a new national climate action plan, directing the EPA to complete new carbon dioxide pollution standards for both new and existing power plants. The EPA published rules relating to carbon pollution standards for certain existing, new, modified and reconstructed power plants on October 23, 2015. These rules are being challenged in the U.S. Court of Appeals for the District of Columbia Circuit. Under the Clean Power Plan that applies to certain existing power plants, states are to prepare plans to meet the EPA’s goal of cutting carbon emission from the power sector by 32% below 2005 levels nationwide by 2030. On February 9, 2016, the U.S. Supreme Court stayed the Clean Power Plan pending resolution of legal challenges to the plan. The U.S. Court of Appeals for the District of Columbia Circuit heard oral arguments in the cases challenging the Clean Power Plan on September 27, 2016. On June 2016, President Barack Obama announced new executive actions and commitments on the part of 33 state governments and private-sector companies to accelerate the grid integration of renewable energy and storage.  Together, these announcements are expected to result in at least 1.3 gigawatts of additional storage procurement or deployment in the next five years. In addition, several states and regions are already addressing legislation to reduce greenhouse gas emissions. For example, California’s state climate change law, AB 32, which was signed into law in September 2006, regulates most sources of greenhouse gas emissions and aims to reduce greenhouse gas emissions to 1990 levels by 2020. On October 20, 2011 the California Air Resources Board adopted cap-and-trade regulations to reduce California’s greenhouse gas emissions under AB 32. On April 29, 2015, California’s Governor Brown issued an Executive Order setting an interim target of 40% below 1990 levels by 2030 and on September 8, 2016 signed companion bills SB 32 and AB 197 requiring a reduction in statewide greenhouse gas emissions by at least 40% by 2030. In addition to California, twenty U.S. states have set greenhouse gas emissions reduction targets. Regional initiatives are also being developed to reduce greenhouse gas emissions and develop trading systems for renewable energy credits. In the United States, approximately 40 states have adopted renewable portfolio standards (RPS), renewable portfolio goals, or similar laws requiring or encouraging electric utilities in such states to generate or buy a certain percentage of their electricity from renewable energy sources or recovered heat sources. On April 12, 2011, California Senate Bill X1-2 was signed into law, and increased California’s RPS to 33% by December 31, 2020. In October 2015, Governor Brown signed SB 350. Under the new bill, California’s RPS have been increased to 50% by 2030. Recently, the Los Angeles City Council coauthored legislation providing for 100% clean energy in Los Angeles. In June 2015, Hawaii’s Governor Ige signed a bill that sets the state’s renewable energy goal at 100% by 2045. These bills may facilitate additional sales and trading options when negotiating PPAs and selling electricity from our existing power plants and any new power plants we may develop or acquire in these states.

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

This means, among other things, that one of the metrics some investors may use to evaluate power plant revenues--average price per MWh--can fluctuate from year to year. For example, decreases in current oil and natural gas prices contributed to a decline in our average revenue per MWh during 2015 compared to 2014. Based on total Electricity segment revenues for those years, we earned, on average, $77.75 and $85.89 per MWh in 2015 and 2014, respectively. In the nine months ended September 30, 2016, we earned $81.2 per MWh and $71.0 per MWh in the same period last year. Oil and natural gas prices, together with other factors that affect our Electricity Segment revenues, could cause changes in our average rate per MWH in the future. The viability of a geothermal resource depends on various factors such as the resource temperature, the permeability of the resource (i.e., the ability to get geothermal fluids to the surface) and operational factors relating to the extraction and injection of the geothermal fluids. Such factors, together with the possibility that we may fail to find commercially viable geothermal resources in the future, represent significant uncertainties that we face in connection with our growth expectations.

●

As our power plants (including their respective well fields) age, they may require increased maintenance with a resulting decrease in their availability, potentially leading to the imposition of penalties if we are not able to meet the requirements under our PPAs as a result of any decrease in availability.

●

Our foreign operations are subject to significant political, hostilities, economic and financial risks, which vary by country. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala, and the political uncertainty currently prevailing in some of the countries in which we operate, as further described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015. Although we maintain, among other things, political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

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

●

While we do not see any immediate impact from the recent failed coup in Turkey on our business and operations, we are monitoring any change in the political environment that may affect our future business and operations in the country. As a major equipment supplier in the Turkish geothermal market we are involved in a number of projects that are currently under construction and plan to continue our marketing efforts to secure new contracts. Our revenue exposure to the Turkish market was less than 10% of total revenues in 2015 and in the nine months ended September 30, 2016. We anticipate higher exposure in 2017, as we expect significant backlog increase from new contracts in Turkey.

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

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 88.7% of our Electricity revenues for the nine months ended September 30, 2016 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our approximately 90 MW SO#4 PPAs in California are subject to the impact of fluctuations in natural gas prices whereas the price paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil. Accordingly, our revenues from those power plants may fluctuate.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues:
Electricity	$109,795	$97,245	$321,664	$278,124	59.5%	59.7%	64.8%	65.7%
Product	74,822	65,607	174,408	145,446	40.5	40.3	35.2	34.3
Total	$184,617	$162,852	$496,072	$423,570	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product segments for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Electricity Segment:
United States	$70,304	$68,123	$213,149	$192,159	64.0%	70.1%	66.3%	69.1%
Foreign	39,492	29,122	108,516	85,965	36.0	29.9	33.7	30.9
Total	$109,796	$97,245	$321,665	$278,124	100%	100%	100%	100%

Product Segment:
United States	$1,319	$3,776	$7,692	$8,876	1.8%	5.8%	4.4%	6.1%
Foreign	73,503	61,831	166,716	136,570	98.2	94.2	95.6	93.9
Total	$74,822	$65,607	$174,408	$145,446	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 96% and 124% higher than our Electricity segment foreign revenues for the nine months ended September 30, 2016 and 2015 and approximately 78% and 134% higher for the three months ended September 30, 2016 and 2015, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya and Guatemala, which favorably impacts payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were more than ninety percent (90%) of our total Product segment revenues for the three and nine months ended September 30, 2016 and 2015. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $147,256,000 and $132,678,000, respectively, for the nine months ended September 30, 2016 and 2015, and by approximately $34,973,000 and $31,638,000 for the three months ended September 30, 2016, and 2015, respectively, (primarily foreign), Product segment revenues resulted in higher pre-tax income from foreign operations for both of those periods.

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

        Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 3.9% and 3.9% of Electricity segment revenues for the nine months ended September 30, 2016 and September 30, 2015, respectively, and approximately 3.7% and 3.8% of Electricity segment revenues for the three months ended September 30, 2016 and September 30, 2015, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased to $90.1 million as of September 30, 2016 from $185.9 million as of December 31, 2015. This decrease was principally due to: (i) prepayment of $249.5 million of senior unsecured bonds (ii) our use of $108.0 million to fund capital expenditures (iii) $18.1 million net cash paid for the acquisition of GB; (iv) net repayment of $41.0 million of long-term debt; (v) $17.3 million cash paid to non-controlling interests; and (vi) a $22.5 million cash dividend paid. This decrease was partially offset by: (i) $203.5 million net proceeds from the issuance of two new series of senior unsecured bonds; and (ii) $158.0 million derived from operating activities during the nine months ended September 30, 2016. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2016 was $524.8 million, as described below in “Liquidity and Capital Resources”. As of September 30, 2016, we have utilized $317.5 million of our corporate borrowing capacity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$109,795	$97,245	$321,664	$278,124
Product	74,822	65,607	174,408	145,446
	184,617	162,852	496,072	423,570
Cost of revenues:
Electricity	66,481	61,501	192,410	179,604
Product	43,647	42,019	99,504	89,826
	110,128	103,520	291,914	269,430
Gross margin
Electricity	43,314	35,744	129,254	98,520
Product	31,175	23,588	74,904	55,620
	74,489	59,332	204,158	154,140
Operating expenses:
Research and development expenses	1,086	335	2,030	1,112
Selling and marketing expenses	4,793	4,383	12,136	12,099
General and administrative expenses	19,093	7,950	36,625	25,597
Write-off of unsuccessful exploration activities	1,294	185	2,714	359
Operating income	48,223	46,479	150,653	114,973
Other income (expense):
Interest income	266	53	831	106
Interest expense, net	(17,137)	(17,748)	(51,561)	(54,435)
Derivatives and foreign currency transaction gains (losses)	(222)	1,296	(2,592)	(641)
Income attributable to sale of tax benefits	3,463	8,634	12,380	18,917
Other non-operating income (expense), net	(5,546)	(131)	(5,306)	(1,523)
Income from continuing operations before income taxes and equity in losses of investees	29,047	38,583	104,405	77,397
Income tax (provision) benefit	(11,988)	38,211	(29,387)	26,696
Equity in losses of investees, net	(2,653)	(3,133)	(4,734)	(4,892)
Net income	14,406	73,661	70,284	99,201
Net income attributable to noncontrolling interest	(2,326)	(1,522)	(4,584)	(2,616)
Net income attributable to the Company's stockholders	$12,080	$72,139	$65,700	$96,585
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.24	$1.47	$1.33	$2.00
Diluted:
Net income	$0.24	$1.41	$1.31	$1.93
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,599	49,023	49,410	48,388
Diluted	50,289	51,113	50,097	50,011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Statements of Operations Data:
Revenues:
Electricity	59.5%	59.7%	64.8%	65.7%
Product	40.5	40.3	35.2	34.3
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	60.6	63.2	59.8	64.6
Product	58.3	64.0	57.1	61.8
	59.7	63.6	58.8	63.6
Gross margin
Electricity	39.4	36.8	40.2	35.4
Product	41.7	36.0	42.9	38.2
	40.3	36.4	41.2	36.4
Operating expenses:
Research and development expenses	0.6	0.2	0.4	0.3
Selling and marketing expenses	2.6	2.7	2.4	2.9
General and administrative expenses	10.3	4.9	7.4	6.0
Write-off of unsuccessful exploration activities	0.7	0.1	0.5	0.1
Operating income	26.1	28.5	30.4	27.1
Other income (expense):
Interest income	0.1	0.0	0.2	0.0
Interest expense, net	(9.3)	(10.9)	(10.4)	(12.9)
Derivatives and foreign currency transaction gains (losses)	(0.1)	0.8	(0.5)	(0.2)
Income attributable to sale of tax benefits	1.9	5.3	2.5	4.5
Other non-operating income (expense), net	(3.0)	(0.1)	(1.1)	(0.4)

Income from continuing operations before income taxes and equity in losses of investees	15.7	23.7	21.0	18.3
Income tax provision	(6.5)	23.5	(5.9)	6.3
Equity in losses of investees, net	(1.4)	(1.9)	(1.0)	(1.2)
Net income	7.8	45.2	14.2	23.4
Net income attributable to noncontrolling interest	(1.3)	(0.9)	(0.9)	(0.6)
Net income attributable to the Company's stockholders	6.5%	44.3%	13.2%	22.8%

Comparison of the Three Months Ended September 30, 2016 and the Three Months Ended September 30, 2015

Total Revenues

Total revenues for the three months ended September 30, 2016 were $184.6 million, compared to $162.9 million for the three months ended September 30, 2015, which represented a 13.4% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 12.9% and 14.0%, respectively, compared to the corresponding period in 2015.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2016 were $109.8 million, compared to $97.2 million for the three months ended September 30, 2015, representing a 12.9% increase from the prior period. This increase was primarily attributable to: (i) the commencement of operations of the second phase of the Don A. Campbell power plant in Nevada in September 2015, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016, (ii) higher energy rates under the Heber 1 new PPA commencing in December 2015 and (iii) the consolidation of our Guadeloupe power plant, effective July 5, 2016, with revenues of $4.1 million for the period from July 5, 2016 to September 30, 2016, which resulted from the acquisition of 59.73% of GB, in July 2016.

Power generation in our power plants increased by 10.8% from 1,141,058 MWh in the three months ended September 30, 2015 to 1,263,916 MWh in the three months ended September 30, 2016 mainly due to the commencement of commercial operation of the second phase of the Don A. Campbell power plant in Nevada, and of our Plant 4 at the Olkaria III complex in Kenya, as discussed above.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2016 were $74.8 million, compared to $65.6 million for the three months ended September 30, 2015, which represented a 14.0% increase. The increase in our Product segment revenue was primarily due to an increase of approximately $7 million in revenue recognition from our new projects in Turkey, partially offset by other projects in Turkey, several of which were completed in the year ended December 31, 2015, and due to timing of revenue recognition and a different product mix.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2016 was $110.1 million, compared to $103.5 million for the three months ended September 30, 2015, which represented a 6.4% increase. This increase was due to an increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2016 decreased to 59.7% from 63.6% for the three months ended September 30, 2015.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2016 was $66.5 million, compared to $61.5 million for the three months ended September 30, 2015, which represented an 8.1% increase from the prior period. This increase was primarily due to additional costs of revenues from the second phase of the Don A. Campbell power plant that commenced commercial operation in September 2015, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016, as discussed above, partially offset by a decrease in the cost of revenues in several power plants in our portfolio. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2016 was 60.6% compared to 63.2% for the three months ended September 30, 2015. This decrease was primarily due to higher efficiency in our operating power plants as well as the lower costs of operating the two new power plants mentioned above.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2016 was $43.6 million, compared to $42.0 million for the three months ended September 30, 2015, which represented a 3.9% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2016 was 58.3%, compared to 64.0% for the three months ended September 30, 2015. This decrease was mainly attributable to improvements made at our manufacturing facility as well as different product mix and margins in the various sales contracts we entered into for this segment during these periods.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2016 were $1.1 million, compared to $0.3 million for the three months ended September 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for both the three months ended September 30, 2016 and 2015 were $4.8 million. Selling and marketing expenses for the three months ended September 30, 2016 constituted 2.6% of total revenues for such period, compared to 2.7% for the three months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2016 were $19.1 million, compared to $8.0 million for the three months ended September 30, 2015. The increase was mainly due to $11.0 million in one-time expenses related to a settlement with certain former employees of the Company to settle claims brought by such employees against the company under the qui tam provisions of the False Claims Act. Excluding the one-time costs, general and administrative expenses for the three months ended September 30, 2016, constituted 4.4% of total revenues for such period, compared to 4.9% for the three months ended September 30, 2015.

Operating Income

Operating income for the three months ended September 30, 2016 was $48.2 million, compared to $46.5 million for the three months ended September 30, 2015, which represented a 3.8% increase. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments primarily due to the increase in revenues, as discussed above, partially offset by $11.0 million in one-time expenses related to a settlement with certain former employees of the company of a claims brought by such employees against the company under the qui tam provisions of the False Claims Act. Operating income attributable to our Electricity segment for the three months ended September 30, 2016 was $23.9 million, compared to $28.3 million for the three months ended September 30, 2015. The decrease was primarily due to one-time expenses related to a settlement as discussed above, partially offset by an increase in gross margin. Operating income attributable to our Product segment for the three months ended September 30, 2016 was $24.3 million, compared to $18.1 million for the three months ended September 30, 2015.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2016 was $17.1 million, compared to $17.7 million for the three months ended September 30, 2015. This decrease was primarily due to lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks.

Derivatives and foreign Currency Transaction gains

Derivatives and foreign currency transaction gains (losses) for the three months ended September 30, 2016 were a loss of $0.2 million, compared to a gain of $1.3 million for the three months ended September 30, 2015. Derivatives and foreign currency transaction gains for the three months ended September 30, 2016 and 2015 were attributable primarily to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the three months ended September 30, 2016 was $3.5 million, compared to $8.6 million for the three months ended September 30, 2015. This income represents mainly the value of PTCs and taxable income or loss generated by ORTP and allocated to the investors. This decrease was primarily attributable to a lower taxable loss in ORTP.

Other non-operating loss

Other non-operating loss for the three months ended September 30, 2016 was $5.5 million compared to $0.1 million for the three months ended September 30, 2015. Other non-operating loss for the three months ended September 30, 2016 includes: (i) prepayment fees of approximately $5.0 million due to the repayment of the senior unsecured bonds in September 2016, as discussed above; and (ii) a make whole premium of $0.6 million resulting from the repurchase of $6.8 million aggregate principal amount of our OFC Senior Secured Notes.

Income Taxes

Income tax provision for the three months ended September 30, 2016 was $12.0 million, compared to income tax benefit of $38.2 million for the three months ended September 30, 2015. Income tax benefit for the three months ended September 30, 2015, includes a $49.4 million deferred tax asset relating to the release of the valuation allowance for the additional 50% investment deduction for our Olkaria 3 power plant based on amendments to the Kenya Income Tax Act that came into effect on September 11, 2015 and which extended the period to utilize such investment deduction from five years to ten years. Income tax provision for the three months ended September 30, 2015, excluding the $49.4 million, was $11.2 million. Our effective tax rate for the three months ended September 30, 2016 and the three months ended September 30, 2015, excluding the $49.4 million, was 41.3% and 29%, respectively. Our effective tax rate is principally based upon the composition of the income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended September 30, 2015 is lower than the 35% U.S. federal statutory tax rate as a substantial portion of our income is derived in Israel which is taxed at the corporate tax rate of 16%, partially offset by taxes on earnings in Kenya which are taxed at a statutory rate of 37.5%. The effective tax rate for the three months ended September 30, 2016 is higher than the 35%. U.S. federal statutory tax rate primarily due to the $11 million one-time settlement expenses related to a settlement with certain former employees as described above and prepayment fees of approximately $5.0 million due to the repayment of the senior unsecured bonds in September 2016 which reduced income before income taxes with no impact on income tax (provision) benefit due to the valuation allowance on net deferred tax asset as described below. There is no impact on the Company’s income tax expense (benefit) related to U.S. earnings (losses) due to the offsetting impact on the provision related to the change in the valuation allowance on the Company’s U.S. net deferred tax asset position.

Equity in losses of investees, net

    Equity in losses of investees, net for the three months ended September 30, 2016 was $2.7 million, compared to $3.1 million for the three months ended September 30, 2015. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended September 30, 2016 was $14.4 million, compared to $73.7 million for the three months ended September 30, 2015, which represents a decrease of $59.3 million. This decrease in net income was principally attributable to the $11 million one-time expenses in general and administrative expenses related to settlement, as discussed above, increase of $50.2 million in income tax provision, a decrease of $5.2 million in income attributable to sale of tax benefits, and a $5.4 million increase in other non-operating loss, all as discussed above.

Comparison of the Nine Months Ended September 30, 2016 and the Nine Months Ended September 30, 2015

Total Revenues

Total revenues for the nine months ended September 30, 2016 were $496.1 million, compared to $423.6 million for the nine months ended September 30, 2015, which represented a 17.1% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 15.7% and 19.9%, respectively, compared to the corresponding period in 2015.

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2016 were $321.7 million, compared to $278.1 million for the nine months ended September 30, 2015, representing a 15.7% increase from the prior year period. This increase was primarily attributable to: (i) the commencement of operations of the second phase of the McGinness Hills power plant and Don A. Campbell power plants in Nevada in February 2015 and September 2015, respectively, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016; (ii) higher energy rates under the Heber 1 PPA commencing in December 2015; and (iii) the consolidation of our Guadeloupe power plant, effective July 5, 2016, with revenues of $4.1 million for the period from July 5, 2016 to September 30, 2016, which resulted from the acquisition of 59.73% of GB, in July 2016. The increase was partially offset by a reduction in revenues generated by some of our power plants due to lower oil and natural gas prices.

Power generation in our power plants increased by 12.8% from 3,513,803 MWh in the nine months ended September 30, 2015 to 3,962,181 MWh in the nine months ended September 30, 2016, mainly due to the commencement of commercial operation of the second phase of the McGinness Hills power plant and Don A. Campbell power plant in Nevada, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya, as discussed above.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2016 were $174.4 million, compared to $145.4 million for the nine months ended September 30, 2015, which represented a 19.9% increase. The increase in our Product segment revenues was primarily due to the start of revenue recognition from a new geothermal project that we constructed in Chile in the third quarter of 2015. We recognized approximately $48 million of revenue from this project in the nine months ended September 30, 2016, compared to approximately $14 million in the nine months ended September 30, 2015. The total contract price for the project is $98.8 million and it is scheduled to be completed by mid-2017. The increase was partially offset by a net decrease of approximately $9.0 million in revenue from our projects in Turkey and other foreign locations, several of which were completed in the year ended December 31, 2015, partially offset by revenue recognition from new projects in Turkey, and due to timing of revenue recognition and different product mix.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2016 was $291.9 million, compared to $269.4 million for the nine months ended September 30, 2015, which represented a 8.3% increase. This increase was due to the increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2016 decreased to 58.8% from 63.6% for the nine months ended September 30, 2015. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in both our Electricity and Product segments.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2016 was $192.4 million, compared to $179.6 million for the nine months ended September 30, 2015, which represented a 7.1% increase from the prior year period. This increase was primarily due to: (i) additional costs of revenues from the second phase of the McGinness Hills power plant and Don A. Campbell power plant that commenced commercial operation in February 2015 and September 2015, respectively, the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016, and the consolidation of our Guadeloupe power plant as discussed above; and (ii) reimbursement in the three months ended March 31, 2015 of $2.5 million of mining tax imposed on us based on an audit performed by the state of Nevada for the years ended December 31, 2008, 2009 and 2010 following our successful appeal of the audit decision in the first quarter of 2015. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2016 was 59.8% compared to 64.6% for the nine months ended September 30, 2015. This decrease was primarily due to higher efficiency in our operating power plants as well as the lower costs of operating the three new power plants mentioned above.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2016 was $99.5 million, compared to $89.8 million for the nine months ended September 30, 2015, which represented a 10.8% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2016 was 57.1%, compared to 61.8% for the nine months ended September 30, 2015. This decrease was mainly attributable to the different product mix and different margins in the various sales contracts we entered into for this segment during these periods as well as improvements made at our manufacturing facility.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2016 were $2.0 million, compared to $1.1 million for the nine months ended September 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for both the nine months ended September 30, 2016 and 2015 were $12.1 million. Selling and marketing expenses remained at the same level, despite the increase in Product segment revenues. Selling and marketing expenses for the nine months ended September 30, 2016 constituted 2.4% of total revenues for such period, compared to 2.9% for the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2016 were $36.6 million, compared to $25.6 million for the nine months ended September 30, 2015. The increase was mainly due to $11.0 million expenses related to a settlement with certain former employees of the company to settle claims brought by such employees against the company under the qui tam provisions of the False Claims Act, partially offset by $3.4 million of expenses related to the share exchange with Ormat Industries recorded in the three months ended March 31, 2015. Excluding the one-time costs, General and administrative expenses for the nine months ended September 30, 2016 constituted 5.2% of total revenues for such period, compared to 5.1%, excluding the costs related to the share exchange, for the nine months ended September 30, 2015.

Operating Income

Operating income for the nine months ended September 30, 2016 was $150.7 million, compared to $115.0 million for the nine months ended September 30, 2015, which represented a 31.0% increase. The increase in operating income was principally attributable to the increase in our gross margin in both our Electricity and Product segments primarily due to the increase in revenues, as discussed above, partially offset by $11.0 million in one-time expenses related to a settlement with certain former employees of the company of a claims brought by such employees against the company under the qui tam provisions of the False Claims Act. Operating income attributable to our Electricity segment for the nine months ended September 30, 2016 was $91.5 million, compared to $73.2 million for the nine months ended September 30, 2015. Operating income attributable to our Product segment for the nine months ended September 30, 2016 was $59.2 million, compared to $41.8 million for the nine months ended September 30, 2015.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2016 was $51.6 million, compared to $54.4 million for the nine months ended September 30, 2015. This decrease was primarily due to (i) a lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (ii) a $0.8 million decrease in interest related to the sale of tax benefits. The decrease was partially offset by a $1.2 million decrease related to interest capitalized to projects.

Derivatives and foreign Currency Transaction Losses

Derivatives and foreign currency transaction losses for the nine months ended September 30, 2016 were $2.6 million, compared to $0.6 million for the nine months ended September 30, 2015. Derivatives and foreign currency transaction losses for the nine months ended September 30, 2016 were attributable primarily to $2.4 million in losses from futures contracts to reduce our economic exposure to fluctuations in prices of natural gas and oil under our SO#4 and Puna PPAs, which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the nine months ended September 30, 2015 were attributable primarily to losses on foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the nine months ended September 30, 2016 was $12.4 million, compared to $18.9 million for the nine months ended September 30, 2015. This income represents mainly the value of PTCs and taxable income or loss generated by ORTP and allocated to the investors. This decrease was primarily attributable to a lower taxable loss in ORTP.

Other non-operating loss

Other non-operating loss for the nine months ended September 30, 2016 were $5.3 million compared to $1.5 million for the nine months ended September 30, 2015. Other non-operating loss for the nine months ended September 30, 2016 includes: (i) prepayment fees of approximately $5.0 million due to the repayment of the senior unsecured bonds in September 2016, as discussed above; and (ii) a make whole premium of $0.6 million resulting from the repurchase of $6.8 million aggregate principal amount of our OFC Senior Secured Notes. Other non-operating loss for the nine months ended September 30, 2015 includes a capital loss of $1.7 million resulting from the repurchase of $30.6 million aggregate principal amount of our OFC Senior Secured Notes.

Income Taxes

Income tax provision for the nine months ended September 30, 2016 was $29.4 million, compared to income tax benefit of $26.7 million for the nine months ended September 30, 2015. Income tax benefit for the nine months ended September 30, 2015 includes a $49.4 million deferred tax asset relating to the release of the valuation allowance for the additional 50% investment deduction for our Olkaria 3 power plant based on amendments to the Kenya Income Tax Act that came into effect on September 11, 2015 and which extended the period to utilize such investment deduction from five years to ten years. Income tax provision for the nine months ended September 30, 2015, excluding the $49.4 million, was $22.7 million. The increase in income tax provision from $22.7 million, excluding the $49.4 million, in the nine months ended September 30, 2015 to $29.4 million in the nine months ended September 30, 2016 primarily resulted from the increase in income before taxes in jurisdictions outside the U.S. Our effective tax rate for the nine months ended September 30, 2016 and the nine months ended September 30, 2015, excluding the $49.4 million, was 28.1% and 29.3%, respectively. Our effective tax rate is principally based upon the composition of the income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate is lower than the 35% U.S. federal statutory tax rate as a substantial portion of our income is derived in Israel which is taxed at the corporate tax rate of 16%, partially offset by taxes on earnings in Kenya which are taxed at a statutory rate of 37.5%. There is no impact on the Company’s income tax expense (benefit) related to U.S. earnings (losses) due to the offsetting impact on the provision related to the change in the valuation allowance on the Company’s U.S. net deferred tax asset position.

Equity in losses of investees, net

    Equity in losses of investees, net for the nine months ended September 30, 2016 was $4.7 million, compared to $4.9 million for the nine months ended September 30, 2015. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the nine months ended September 30, 2016 was $70.3 million, compared to $99.2 million for the nine months ended September 30, 2015, which represents a decrease of $28.9 million. This decrease in net income was principally attributable to $11 million one-time expenses in general and administrative expenses related to settlement, as discussed above, the increase of $56.1 million in income tax provision, a decrease of $6.5 million in income attributable to sale of tax benefits, and $3.8 million increase in other non-operating loss, partially offset by an increase in operating income of $35.7 million, all as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt in the form of borrowings under credit facilities and private offerings, issuances of notes, project financing, tax monetization transactions, short term borrowing under our lines of credit, sale of membership interests in one or more of our projects and cash grants we received under the American Recovery and Reinvestment Act of 2009 (“ARRA”). We have utilized this cash to develop and construct power generation plants, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of September 30, 2016, we had access to (i) $90.1 million in cash and cash equivalents of which $59.6 million is related to foreign jurisdictions; and (ii) $171.1 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2016 include approximately $77.0 million for capital expenditures on new projects under development or construction, exploration activity, operating projects, and machinery and equipment including $6.0 million for expected investments in activities under our new strategic plan, as well as $21.2 million for debt repayment.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June 30, 2016, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.27 and the pro-forma 12-month debt service coverage ratio was 1.29 (on a semi-annual basis and as of June 30, 2016). There was $19.7 million aggregate principal amount of OFC Senior Secured Notes outstanding as of September 30, 2016.

In September 2016, we repurchased from OFC noteholders $6.8 million of the aggregate principal amount of our OFC Senior Secured Notes. We recognized a loss of approximately $0.6 million in the three and nine months ended September 30, 2016 as a result of that repurchase. In June 2015, we repurchased from OFC noteholders $30.6 million of the aggregate principal amount of our OFC Senior Secured Notes, which resulted in approximately $2.5 million of saving in interest expense. We recognized a loss of approximately $1.7 million in the nine months ended September 30, 2015, as a result of that repurchase.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June, 2016, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.25, and the pro-forma 12-month debt service coverage ratio was 1.91. There were $40.1 million of OrCal Senior Secured Notes outstanding as of September 30, 2016.

OFC 2 Senior Secured Notes — Limited Recourse

In September 2011, OFC 2, one of our subsidiaries, and its wholly owned project subsidiaries (collectively, the OFC 2 Issuers) entered into a note purchase agreement (the Note Purchase Agreement) with OFC 2 Noteholder Trust, as purchaser, John Hancock, as administrative agent, and the Department of Energy (DOE), as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes due December 31, 2034. As of September 30, 2016, we have utilized $291.7 million of the notes and we do not expect further drawdowns under this agreement.

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

Among other things, the distribution restrictions include a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution. As of September 30, 2016, our historical debt service coverage ratio was 2.03 and 2.54, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 2.07 and 1.89, respectively for each of the two six-month periods.

We provided a guarantee in connection with the issuance of the Series A and C Notes, which will be available to be drawn upon if certain trigger events occur. The trigger event is any loss, liability, damage, expense or cost to the Jersey Valley facility caused by the interconnection under the various interconnection related agreements of the Dixie Meadows (Phase 2) project that we may develop in the future.

Olkaria III Finance Agreement with OPIC — Limited Recourse

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $67.3 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $145.5 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $38.3 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $19.7 million as of September 30, 2016, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of September 30, 2016, the actual historical and projected 12-month debt service coverage ratio was 2.62 and 2.93, respectively.

As of September 30, 2016, $251.1 million of the OPIC loan was outstanding.

Amatitlan financing — Limited Recourse

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

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of September 30, 2016, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.85 and 1.98, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of September 30, 2016, $37.6 million of this loan is outstanding.

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

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of September 30, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.41; (ii) the 12-month debt service coverage ratio was 2.29; and (iii) the distribution leverage ratio was 0.86. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of September 30, 2016, letters of credit in the aggregate amount of $32.5 million remain issued and outstanding under this committed credit agreement with Union Bank.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of September 30, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.41; (ii) the 12-month debt service coverage ratio was 2.29; and (iii) the distribution leverage ratio was 0.86. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of September 30, 2016, letters of credit in the aggregate amount of $23.2 million remain issued and outstanding under this committed credit agreement.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $429.8 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $215.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $214.8 million. The credit agreements mature between February 2017 and June 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. As of September 30, 2016, there was no outstanding loan balance.

As of September 30, 2016, letters of credit with an aggregate stated amount of $260.7 million were issued and outstanding under these credit agreements.

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

As of September 30, 2016, committed letters of credit in the aggregate amount of $339.3 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”.

In addition, we have a non-committed credit facility with HSBC. Under the terms of this facility we, or our Israeli subsidiary, Ormat Systems, can request assurance of letters of credit. As of September 30, 2016, letters of credit with an aggregated amount of $22.8 million were issued and outstanding under this credit facility.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, that is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of September 30, 2016, $3.3 million was outstanding under this loan.

Senior Unsecured Bonds. We had an aggregate principal amount of approximately $250.0 million of senior unsecured bonds issued and outstanding. We issued approximately $142.0 million aggregate principal amount of these bonds in August 2010 and an additional $107.5 million aggregate principal amount in February 2011. Subject to early redemption, the principal of the bonds was repayable in a single bullet payment upon the final maturity of the bonds on August 1, 2017. The bonds bore interest at a fixed rate of 7.00%, payable semi-annually. The bonds that we issued in February 2011 were issued at a premium which reflects an effective fixed interest of 6.75%.

On September 08, 2016, the Company concluded an auction tender and accepted subscriptions for $204 million aggregate principal amount of two tranches (Series 2 approximately $67 million and Series 3 approximately $137 million) of senior unsecured bonds. The proceeds from the senior unsecured bonds were used on September 29, 2016, to prepay the Company’s $250 million senior secured bonds that were payable on August 1, 2017.

The senior unsecured bonds, which were issued on September 14, 2016, have an outstanding aggregate principal amount of approximately $204.0 million consisting of two tranches (approximately $67 million principal amount of Series 2 and approximately $137 million principal amount of Series 3). The Series 2 Bonds will mature in September 2020 and bear interest at a fixed rate of 3.7% per annum, payable semi-annually. The Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by Ormat pursuant to the terms and conditions of the trust instrument that governs the Bonds. Both tranches received a rating of ilA+ from Maloot S&P in Israel with a stable outlook.

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European Development Finance Institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of September 30, 2016, $19.7 million is outstanding under the DEG Loan (out of which $13.5 million bears interest at a fixed rate).

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

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 30% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 7.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30, 2016: (i) total equity was $1,135.9 million and the actual equity to total assets ratio was 50.3% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.33. During the nine months ended September 30, 2016, we distributed interim dividends in an aggregate amount of $22.5 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks and lease payments under the Puna lease transaction described below, as of September 30, 2016, are as follows:

(Dollars in thousands)

Year ending December 31:
2016	$22,167
2017	61,707
2018	57,100
2019	48,878
2020	116,539
Thereafter	529,523
Total	$835,914

Puna Power Plant Lease Transactions

In May 2005, Puna Geothermal Venture (PGV), our Hawaiian subsidiary, entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the Puna Power Plant).

Pursuant to a 31-year head lease (the Head Lease), PGV leased the Puna Power Plant to an unrelated lessor (the Puna lessor) in return for prepaid lease payments in the total amount of $83.0 million. The carrying value of the leased assets as of September 30, 2016 amounted to $28.7 million, net of accumulated depreciation of $32.2 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

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

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $5.4 million and $2.1 million as of September 30, 2016 and December 31, 2015, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

Our voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. Through Ormat Nevada, we own all of the Class A membership units, which represent 75% of the voting rights in OPC, and the investors (as described below) own all of the Class B membership units, which represent 25% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the OPC Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investor’s voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the OPC Flip Date and therefore consolidates OPC. We expect the Flip Date to occur in the first quarter of 2017.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 11 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $10.3 million as of September 30, 2016. This liability is included in long-term liabilities in our condensed consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2014:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 5, 2014	$0.05	August 19, 2014	August 28, 2014
November 5, 2014	$0.05	November 20, 2014	December 4, 2014
February 24, 2015	$0.08	March 16, 2015	March 27, 2015
May 6, 2015	$0.06	May 19, 2015	May 27, 2015
August 3, 2015	$0.06	August 18, 2015	September 2, 2015
November 3, 2015	$0.06	November 18, 2015	December 2, 2015
February 23, 2016	$0.31	March 15, 2016	March 29, 2016
May 4, 2016	$0.07	May 18, 2016	May 24, 2016
August 2, 2016	$0.07	August 16, 2016	August 30, 2016
November 7, 2016	$0.07	November 21, 2016	December 6, 2016

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Net cash provided by operating activities	$158,027	$122,965
Net cash used in investing activities	(125,189)	(76,538)
Net cash provided by (used in) financing activities	(128,691)	84,884
Net change in cash and cash equivalents	(95,853)	131,311

For the Nine Months Ended September 30, 2016

Net cash provided by operating activities for the nine months ended September 30, 2016 was $158.0 million, compared to $123.0 million for the nine months ended September 30, 2015. The net increase of $35.1 million resulted primarily from: (i) an increase in deferred income tax liabilities of $20.7 million in the nine months ended September 30, 2016, compared to a decrease of $34.6 million in the nine months ended September 30, 2015, due to the deferred tax asset in Kenya, as discussed above; and (ii) an increase in accounts payable and accrued expenses of $10.5 million in the nine months ended September 30, 2016, compared to a decrease of $21.9 million in the nine months ended September 30, 2015, as a result of timing in payments of our payables. The increase was partially offset by: (i) a decrease in cash inflow due to lower net income of $28.9 million, from $99.2 million for the nine months ended September 30, 2015 to $70.3 million for the nine months ended September 30, 2016, as described above; and (ii) a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $9.7 million in our Product segment in the nine months ended September 30, 2016, compared to a net increase of $11.2 million in the nine months ended September 30, 2015, as a result of timing in billing of our customers.

Net cash used in investing activities for the nine months ended September 30, 2016 was $125.2 million, compared to $76.5 million for the nine months ended September 30, 2015. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2016 were: (i) capital expenditures of $108.0 million, primarily for our facilities under construction, and $18.1 million net cash paid for the acquisition of GB. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2015 were capital expenditures of $117.6 million, primarily for our facilities under construction; reduced by (i) a net decrease of $22.7 million in restricted cash and cash equivalents, due to timing of debt repayments; and (ii) $15.4 million derived from cash of Ormat Industries due to the share exchange transaction.

Net cash used in financing activities for the nine months ended September 30, 2016 was $128.7 million, compared to $84.9 million of cash provided by financing activities for the nine months ended September 30, 2015. The principal factors that affected the net cash used in financing activities during the nine months ended September 30, 2016 were: (i) early repayment of $249.5 million of Senior Unsecured Bonds; (ii) the repayment of long-term debt in the amount of $41.0 million; (iii) a $22.5 million cash dividend paid; (iv) $17.3 million cash paid to non-controlling interests; and (v) $6.8 million of cash paid to repurchase our OFC Senior Secured Notes, reduced by $203.5 million net proceeds from issuance of two new series of senior unsecured bonds. The principal factors that affected our net cash provided by financing activities during the nine months ended September 30, 2015 were: net proceeds from the issuance of shares to non-controlling interest in the amount of $156.8 million, and $42.0 million of proceeds from a term loan for our Amatitlan power plant, reduced by: (i) $30.6 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $40.5 million; (iii) a net decrease of $20.3 million against our revolving lines of credit with commercial banks; and (iv) a $9.8 million cash dividend paid.

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

Adjusted EBITDA for the three and nine months ended September 30, 2016 were $85.4 million and $246.9 million, respectively, compared to $79.0 million and $213.5 million for the three and nine months ended September 30, 2015.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net cash provided by operating activities	$38,454	$10,239	$158,027	$122,965
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	15,977	15,244	47,269	47,571
Interest income	(266)	(53)	(831)	(106)
Income tax provision	11,988	(38,211)	29,387	(26,696)
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	2,259	91,326	(10,178)	56,699

EBITDA	68,412	78,545	223,674	200,433
Mark-to-market on derivative instruments	(1,697)	(645)	797	2,794
Stock-based compensation	1,724	921	3,383	3,077
Gain on sale of subsidiary and property, plant and equipment	(686)	-	(686)	-
Termination fee	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Loss from extinguishment of liability	5,780		5,780	1,710
Merger and acquisition transaction costs	(412)	-	235	3,800
Settlement expenses	11,000	-	11,000	-
Write-off of unsuccessful exploration activities	1,294	185	2,714	359
Adjusted EBITDA	$85,415	$79,006	$246,897	$212,173
Net cash used in investing activities	$(69,900)	$2,895	$(125,189)	$(76,538)
Net cash used in financing activities	$(71,044)	$20,742	$(128,691)	$84,884

The following table reconciles Net income to EBITDA for the nine-month and three-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$14,406	$73,661	$70,284	$99,201
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	15,977	15,244	47,269	47,571
Interest income	(266)	(53)	(831)	(106)
Income tax provision	11,988	(38,211)	29,387	(26,696)
Depreciation and amortization	26,307	27,904	77,565	80,463
EBITDA	$68,412	$78,545	$223,674	$200,433

Capital Expenditures

Our capital expenditures primarily relate to two principal components: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) the investment in new activities under the new strategic plan.

The following is an overview of projects that are fully released for construction:

Sarulla (Indonesia). We are part of a consortium that is currently developing the approximately 330 MW Sarulla project in Tapanuli Utara North Sumatra, Indonesia. The project is being constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase is currently in the commissioning and fine tuning stage but commercial operation date is expected to be delayed by few weeks. The delay is a result of local riots protesting the EPC contractor that caused a work stoppage. Work has resumed and we currently expect commercial operation of the first phase to begin in January 2017. For the second phase, engineering and procurement has been substantially completed, site construction is in progress and all of the equipment to be supplied by Ormat was delivered. For the third phase, engineering and procurement is still in progress, Construction work at the site is in progress and manufacturing of equipment to be supplied by Ormat is underway as planned. Drilling activities, for the second and third phases are still ongoing and the project has achieved to date, based on preliminary estimates, approximately 80% of the required production capacity and approximately 80% of the required injection capacity. The project has missed a few milestones defined under the loan documents, but has received waivers from the lenders and commercial operation of the second and third phases is still expected to commence within 18 months after the commercial operation of the first phase. As of September 30, 2016 the project is in compliance with milestones agreed with the lenders. The project is experiencing delays in the field development and certain cost overruns resulting from delays and excess drilling costs. Although estimated cost at completion is still within the approved budget (including contingencies), the lenders have requested that the sponsors commit additional equity. The sponsors have agreed and financing documents were revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved.

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

Ormat holds a 12.75% equity interest in the project, corresponding to an approximately $60 million equity commitment to invest based on the current project plan.

Heber 1 Power Plant (California). We are currently in the process of enhancing the Heber 1 power plant of the Heber complex located in Imperial Valley, California. We are planning to convert artesian wells to pumped wells, add new water cooling unit and replace one of the OECs, following which we expect the capacity of the complex to reach 92 MW. Engineering and procurement is ongoing and completion is expected at the end of 2017. In December 2015, we started to sell power under a new fixed price PPA with SCPPA.

Platanares Project (Honduras). We are currently developing the Geotermica Platanares geothermal project in Honduras. Construction and drilling activities are ongoing and part of the equipment is already on site. In December 2015, we concluded the drilling activity as well as extensive tests that support the decision to construct a 35 MW project, which is larger than initially estimated. We hold the assets, including the project’s wells, land, permits and a PPA, under a Build, Operate, Transfer (“BOT”) structure for 15 years from the date of commercial operation. Commercial operation is expected before the end of 2017.

Tungsten (Nevada). We are currently developing the 24 MW Tungsten geothermal power plant in Churchill County, Nevada. Drilling is ongoing and we expect site construction to start in the fourth quarter. We already secured the interconnection agreement. The project is expected to be on-line by the end of 2017.

Brady Power Plant (Nevada). We are currently in the process of enhancing the Brady power plant located in Churchill County, Nevada. We are planning to replace its old equipment with new OECs, following which we expect the capacity of the complex to increase to approximately 12MW. Engineering and manufacturing is ongoing and enhancements are expected to be completed during 2018.

Rabitt Hill (Texas). We are currently jointly developing the Rabitt Hill energy storage located in Georgetown, Texas with Alevo Group SA. We will own and fund the majority of the costs associated with the 10 MW Rabbit Hill energy storage project and, under the terms of the agreement, will provide engineering and construction services and balance of plant equipment. Alevo will provide its innovative GridBank™ inorganic lithium ion energy storage system in conjunction with the power conversion systems. The project will consist of three GridBank™ enclosures and will provide FRRS as an open market participant in the ERCOT, an independent system operator that manages the flow of electric power to Texas customers. Construction of the project is ongoing. Progress and completion is pending the supply of batteries by from Alevo.

The following is an overview of projects that are in an initial stage of construction:

Dixie Meadows (Nevada). We are currently developing the 15-20 MW Dixie Meadows geothermal power plant in Churchill County, Nevada. Drilling is ongoing. The project is expected to be on-line by the end of 2018.

Carson Lake Project. We plan to develop the 20 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We completed the drilling of one well in the third quarter of 2016 and are currently analyzing the resource data.

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

We have estimated approximately $365.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $138.0 million as of September 30, 2016. We expect to invest approximately $57.0 million of such total during the remainder of 2016 and the remaining approximately $170.0 million thereafter.

In addition, we estimate approximately $24.0 million in additional capital expenditures in the remainder of 2016 to be allocated as follows: (i) $10.0 million for maintenance capital expenditures to our operating power plants; (ii) $10.0 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity. In the aggregate, we estimate our total capital expenditures for the remainder of 2016 will be approximately $77.0 million.

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

As of September 30, 2016, 94.4% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 5.6% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of September 30, 2016, $47.2 million of our long-term debt remained subject to some interest rate risk.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2016 and December 31, 2015 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our new strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2016 and December 31, 2015 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015		Change in the Fair Value of
	(Dollars in thousands)
Call options on natural gas price	$525	$-	$(428)	$-		NGI futures
Call and put options on oil	980	-	(362)	-		Brent oil futures
Foreign Currency	(3,702)	(3,894)	4,524	4,760		Foreign currency forward contracts
Interest Rate	(348)	(408)	353	417		OFC
Interest Rate	(450)	(646)	458	660		OrCal
Interest Rate	(8,388)	(9,322)	8,880	9,941		OFC 2
Interest Rate	(100)	(175)	102	172		Loan from DEG
Interest Rate	(7,957)	(9,164)	8,352	9,685		Loan from OPIC
Interest Rate	-	(1,888)	-	1,907		Senior unsecured bonds
Interest Rate	(4,309)	-	4,423	-		Senior unsecured bonds
Interest Rate	- (1)	- (1)	- (1)	-	(1)	Amatitlan Loan
Interest Rate	(216)	-	227	-		Other long-term loans

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

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Southern California Public Power Authority, KPLC, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy). If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our new multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

Sierra Pacific Power Company and Nevada Power Company accounted for 14.4% and 15.3% of our total revenue for the three months ended September 30, 2016 and 2015, respectively and 18.6% and 19.3% for the nine months ended September 30, 2016 and 2015, respectively.

Southern California Public Power Authority accounted for 7.7% and 3.3% of our total revenue for the three months ended September 30, 2016 and 2015, respectively and 9.9% and 4.3% for the nine months ended June 30, 2016 and 2015, respectively.

KPLC accounted for 15.1% and 13.5% of our total revenue for the three months ended September 30, 2016 and 2015, respectively and 16.4% and 15.4% for the nine months ended September 30, 2016 and 2015, respectively.

Hyundai (Sarulla geothermal power project) accounted for 24% and 22% of the Company’s total revenues for the three months ended September 30, 2016 and 2015, respectively, and 14% and 16% for the nine months ended September 30, 2016 and 2015, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2016 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the third quarter of 2016, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture (“PGV”) comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the court issued its decision in response to each of the plaintiffs' and defendants’ motions for summary judgement, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plaintiffs’ causes of action. On October 14, 2015, the court denied the defendants’ motion to dismiss the plaintiffs’ sole remaining claim. During the second quarter of 2016, the discovery phase was completed and plaintiff Global Community Monitor was dismissed as a party.  Both the remaining plaintiffs and the defendants have submitted cross motions for summary judgment. The motions have been briefed and are pending before the court. The Company believes that the allegations of the lawsuit have no merit, and will continue to defend itself vigorously.

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

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. On October 25, 2016, the parties entered into a final settlement agreement providing for the dismissal of the claim without any admission of wrongdoing by the Ormat Parties and payment of $11 million (inclusive of fees and costs). The settlement amount of $11 million was included in general and administrative expenses in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various petitions submitted by defendants, including a motion describing preliminary, procedural defenses, on August 18, 2016, and then on October 10, 2016, the 27th Civil Court issued a number of decisions, which include removal of the file to the 11th Civil Court of Santiago, thereby delaying a determination on the larger issues of jurisdiction and competency of the Chilean courts as a substantive (and not procedural) defense.   The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On August 5, 2016 George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court of the State of Hawaii’ seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants, The complaint purports that injury and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On August 25, 2016, the Company filed to remove the case to the United States District Court for the District of Hawaii. On September 23, 2016, plaintiffs filed a motion for joinder of HELCO as an additional defendant, to amend the complaint, and to remand the case back to the Third Circuit Court. The plaintiffs’ motion will be heard before the federal court in mid-November, 2016. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On May 21, 2014, Elko County, Nevada appealed to the Supreme Court of Nevada the Nevada Governor's Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s Award of an energy tax abatement to ORNI 39 LLC for our McGinness power plant. Both of the appeals request that the Court overturn the Officer of Energy’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period, valued at approximately $18.6 million for our McGinness power plant and approximately $6.2 million for our Tuscarora power plant, of which only a small portion was utilized as of September 30, 2016. Pursuant to full briefing on both plaintiffs’ and defendants’ motions for summary judgment, on September 7, 2016 a hearing was held before the court. The Company believes that it has valid defenses under the law and will continue to defend itself vigorously.

●

On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The Garcia complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia, when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing work at the Ormesa plant site on or around March 31, 2016. Subject to reservations, the insurer of the deceased’s employer has accepted the tender for both the costs of defense and the case outcome, and counsel has been appointed to represent Ormat.

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

Date: November 8, 2016

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