Form 10-Q/A
period 2016-09-30
ORMAT TECHNOLOGIES, INC.
filed 2016-11-09
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

 (Amendment No. 1)

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

EXPLANATORY NOTE

Ormat Technologies, Inc. hereby files this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission on November 8, 2016. The amendment is to correct a typographical error contained in the "Recent developments” section under Item 2. Management Discussion and Analysis of Financial Condition and Results of operations and reflects the deletion of a bullet point included therein.  This amendment has no impact on any other section of the Original Form 10-Q.

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

Date: November 9, 2016

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