Form 10-K
period 2016-12-31
ORMAT TECHNOLOGIES, INC.
filed 2017-03-01
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,418,095,165 based on the closing price as reported on the New York Stock Exchange. Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: As of February 27, 2017, the number of outstanding shares of common stock, par value $0.001 per share was 49,667,340.

Documents incorporated by reference: Part III (Items 10, 11, 12, 13 and 14) incorporates by reference portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders, which will be filed not later than 120 days after December 31, 2016.

ORMAT TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

Balance of Plant equipment	Power plant equipment other than the generating units including items such as transformers, valves, interconnection equipment, cooling towers for water cooled power plants, etc.
BESS	Battery Energy Storage Systems
BLM	Bureau of Land Management of the U.S. Department of the Interior
BOT	Build, operate and transfer
Capacity	The maximum load that a power plant can carry under existing conditions, less auxiliary power
Capacity Factor	The ratio of the average load on a generating resource to its generating capacity during a specified period of time, expressed as a percentage
CARB	California Air Resources Board
CFE	Comision Federal de Electricidad
C&I	Refers to the Commercial and Industrial sectors, excluding residential
CNE	National Energy Commission of Honduras
CNEE	National Electric Energy Commission of Guatemala
COD	Commercial Operation Date
Company	Ormat Technologies, Inc., a Delaware corporation, and its consolidated subsidiaries
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPI	Consumer Price Index
CPUC	California Public Utilities Commission
Cyrq	Cyrq Energy, Inc.
DEG	Deutsche Investitions-und Entwicklungsgesellschaft mbH
DFIs	Development Finance Institutions
DOE	U.S. Department of Energy
DOGGR	California Division of Oil, Gas, and Geothermal Resources
DSCR	Debt Service Coverage Ratio
EBITDA	Earnings before interest, taxes, depreciation and amortization
EDF	Electricite de France S.A.
EGS	Enhanced Geothermal Systems
EIB	European Investment Bank
ENEE	Empresa Nacional de Energía Eléctrica
Enthalpy

The total energy content of a fluid; the heat plus the mechanical energy content of a fluid (such as a geothermal brine), which, for example, can be partially converted to mechanical energy in an Organic Rankine Cycle.

Term	Definition
EPA	U.S. Environmental Protection Agency
EPC	Engineering, procurement and construction
EPS	Earnings per share
ERC	Kenyan Energy Regulatory Commission
ERCOT	Electric Reliability Council of Texas, Inc.
ESC	Energy Sales Contract
Exchange Act	U.S. Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	U.S. Federal Energy Regulatory Commission
FIT	Feed-in Tariff
FPA	U.S. Federal Power Act, as amended
GAAP	Generally accepted accounting principles
GCCU	Geothermal Combined Cycle Unit
GDC	Geothermal Development Company
GEA	Geothermal Energy Association
Geothermal Power Plant	The power generation facility and the geothermal field
Geothermal Steam Act	U.S. Geothermal Steam Act of 1970, as amended
GHG	Greenhouse gas
GNP	Gross National Product
HELCO	Hawaii Electric Light Company
IFC	International Finance Corporation
IID	Imperial Irrigation District
ILA	Israel Land Administration
INDE	Instituto Nacional de Electrification
IPPs	Independent Power Producers
ISO	International Organization for Standardization
ITC	Investment tax credit
ITC Cash Grant	Payment for Specified Renewable Energy property in lieu of Tax Credits under Section 1603 of the ARRA
JBIC	Japan Bank for International Cooperation
John Hancock	John Hancock Life Insurance Company (U.S.A.)
JPM	JPM Capital Corporation
KenGen	Kenya Electricity Generating Company Ltd.
Kenyan Energy Act	Kenyan Energy Act, 2006
KETRACO	Kenya Electricity Transmission Company Limited
KLP	Kapoho Land Partnership
KPLC	Kenya Power and Lighting Co. Ltd.
kVa	Kilovolt-ampere
kW	Kilowatt - A unit of electrical power that is equal to 1,000 watts
kWh	Kilowatt hour(s), a measure of power produced
LCOE	Levelized Costs of Energy
Mammoth Pacific	Mammoth-Pacific, L.P.
MACRS	Modified Accelerated Cost Recovery System
MEMR	Ministry of Energy and Mineral Resources
MIGA	Multilateral Investment Guarantee Agency, a member of the World Bank Group
MW	Megawatt - One MW is equal to 1,000 kW or one million watts
MWh	Megawatt hour(s), a measure of energy produced

Term	Definition
NBPL	Northern Border Pipe Line Company
NIS	New Israeli Shekel
NGI	Natural Gas-California SoCal-NGI Natural Gas price index
NV Energy	NV Energy, Inc.
NYSE	New York Stock Exchange
NYISO	New York Independent System Operator, Inc.
OEC	Ormat Energy Converter
OFC	Ormat Funding Corp., a wholly owned subsidiary of the Company
OFC Senior Secured Notes	$190,000,000 8.25% Senior Secured Notes, due 2020 issued by OFC
OFC 2	OFC 2 LLC, a wholly owned subsidiary of the Company
OFC 2 Senior Secured Notes	Up to $350,000,000 Senior Secured Notes, due 2034 issued by OFC 2
OMPC	Ormat Momotombo Power Company, a wholly owned subsidiary of the Company
OPC	OPC LLC, a consolidated subsidiary of the Company
OPC Transaction	Financing transaction involving four of our Nevada power plants in which institutional equity investors purchased an interest in our special purpose subsidiary that owns such plants.
OPIC	Overseas Private Investment Corporation
OrCal	OrCal Geothermal Inc., a wholly owned subsidiary of the Company
OrCal Senior Secured Notes	$165,000,000 6.21% Senior Secured Notes, due 2020 issued by OrCal
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

OrPower 4	OrPower 4 Inc., a wholly owned subsidiary of the Company
Ortitlan	Ortitlan Limitada, a wholly owned subsidiary of the Company
ORTP	ORTP, LLC, a consolidated subsidiary of the Company

Term	Definition
ORTP Transaction	Financing transaction involving power plants in Nevada and California in which an institutional equity investor purchased an interest in our special purpose subsidiary that owns such plants.
Orzunil	Orzunil I de Electricidad, Limitada, a wholly owned subsidiary of the Company
PEC	Portfolio Energy Credits
PG&E	Pacific Gas and Electric Company
PGV	Puna Geothermal Venture, a wholly owned subsidiary of the Company
PJM	PJM Interconnection, L.L.C.
PLN	PT Perusahaan Listrik Negara
Power plant equipment	Interconnection equipment, cooling towers for water cooled power plant, etc., including the generating units
PPA	Power purchase agreement
ppm	Part per million
PTC	Production tax credit
PUA	Israeli Public Utility Authority
PUCH	Public Utilities Commission of Hawaii
PUCN	Public Utilities Commission of Nevada
PUHCA	U.S. Public Utility Holding Company Act of 1935
PUHCA 2005	U.S. Public Utility Holding Company Act of 2005
PURPA	U.S. Public Utility Regulatory Policies Act of 1978
Qualifying Facility(ies)

Certain small power production facilities are eligible to be “Qualifying Facilities” under PURPA, provided that they meet certain power and thermal energy production requirements and efficiency standards. Qualifying Facility status provides an exemption from PUHCA 2005 and grants certain other benefits to the Qualifying Facility

RAM	Renewable Auction Mechanism
REC	Renewable Energy Credit
REG	Recovered Energy Generation
RGGI	Regional Greenhouse Gas Initiative
RPM	Revolutions Per Minute
RPS	Renewable Portfolio Standards
RTO	Regional Transmission Organization
SaaS	Software as a Service
SCADA	Supervisory Control and Data Acquisition
SCPPA	Southern California Public Power Authority
SEC	U.S. Securities and Exchange Commission
Securities Act	U.S. Securities Act of 1933, as amended
Senior Unsecured Bonds	7% Senior Unsecured Bonds Due 2017 issued by the Company
SO#4	Standard Offer Contract No. 4
Solar PV	Solar photovoltaic
SOX Act	Sarbanes-Oxley Act of 2002
Southern California Edison	Southern California Edison Company
SPE(s)	Special purpose entity(ies)
SRAC	Short Run Avoided Costs
Union Bank	Union Bank, N.A.
U.S.	United States of America
U.S. Treasury	U.S. Department of the Treasury
WHOH	Waste Heat Oil Heaters

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

●

political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States and other countries in which we operate and, in particular, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation, restructuring and re-regulation of the electric utility industry, public policies and government incentives that support renewable energy and enhance the economic feasibility of our projects at the federal and state level in the United States and elsewhere, and carbon-related legislation;

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

●	development and construction of Solar PV and energy storage projects, if any, may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate; and

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

Overview

We are a leading vertically integrated company that is currently primarily engaged in the geothermal and recovered energy power business. With the objective of becoming a leading global provider of renewable energy, we focus on several key initiatives, under our new strategic plan, as described below.

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while we have built all of our recovered energy-based plants. We currently conduct our business activities in two business segments:

●

The Electricity segment — in this segment we develop, build, own and operate geothermal and recovered energy-based power plants in the U.S. and geothermal power plants in other countries around the world, and sell the electricity they generate and in the future, we plan to include services and other revenues derived from activity in the demand response and storage market as described below; and

●

The Product segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants and in the future, other power generating units such as Solar PV and energy storage.

We intend to expand our operation to include demand response, energy management and storage. We recently signed an agreement to acquire substantially all of the business and assets of Viridity Energy, Inc. (VEI), a privately held Philadelphia-based company with nearly a decade of expertise and leadership in demand response, energy management and storage. The acquired assets will be owned by our newly established wholly owned subsidiary, Viridity Energy Solutions Inc. (Viridity). The acquisition, which is expected to close in early 2017, will mark Ormat’s entry into the growing energy storage and demand response markets. We intend to use Viridity to accelerate long-term growth, expand our market presence, and further develop Viridity’s demand response VPower™ software platform and energy storage services. We plan to continue to provide services and products to existing customers of the acquired business, while expanding into new geographies and targeting a broader potential customer base.

The map below shows our worldwide portfolio of operating geothermal and recovered energy power plants as of February 27, 2017.

The charts below show the relative contributions of the Electricity segment and the Product segment to our consolidated revenues and the geographical breakdown of our segment revenues for our fiscal year ended December 31, 2016. Additional information concerning our segment operations, including year-to-year comparisons of revenues, the geographical breakdown of revenues, cost of revenues, results of operations, and trends and uncertainties is provided below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data”.

The following chart sets forth a breakdown of our revenues for each of the years ended December 31, 2016 and 2015:

Segment Contribution to Revenues

The following chart sets forth the geographical breakdown of revenues attributable to our Electricity and Product segments for each of the years ended December 31, 2016 and 2015:

Geographical Breakdown of the Electricity Segment Revenues

Geographical Breakdown of the Product Segment Revenues

Most of the power plants that we currently own or operate produce electricity from geothermal energy sources. Geothermal energy is a clean, renewable and generally sustainable form of energy derived from the natural heat of the earth. Unlike electricity produced by burning fossil fuels, electricity produced from geothermal energy sources is produced without emissions of certain pollutants such as nitrogen oxide, and with far lower emissions of other pollutants such as carbon dioxide. As a result, electricity produced from geothermal energy sources contributes significantly less to global warming and local and regional incidences of acid rain than energy produced by burning fossil fuels. In addition, compared to power plants that utilize other renewable energy sources, such as wind or solar, geothermal power plants are generally available all the time and can provide base load electricity services. In addition, they can be custom built to provide a range of services such as baseload, voltage regulation, reserves and flexible capacity. Geothermal energy is also an attractive alternative to other sources of energy as part of a national diversification strategy to avoid dependence on any one energy source or politically sensitive supply sources.

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

Since 2015, we have begun to implement a number of elements of our new multi-year strategic plan.  We expect the plan to evolve over time in response to market conditions and other factors.  At this time however, we expect that our primary focus will be as follows:

●

Expand our geothermal geographical reach.  While we continue to evaluate opportunities worldwide, we currently see Mexico, Honduras, Chile, Indonesia, Turkey, Kenya, Guatemala, Djibouti and Ethiopia as very attractive geothermal markets for us.  We are actively looking at ways to expand our presence in those countries. In addition, we are looking to expand and accelerate growth through acquisition activities globally as we recently did by acquiring a geothermal power plant in Guadeloupe Island in the Caribbean.

●

Expand into new technologies.  We ultimately hope to be able to leverage our technological capabilities over a variety of renewable energy platforms, including solar power generation and energy storage.  Initially, however, we expect that our focus will be on expanding our core geothermal competencies, such as expanding into steam geothermal generation equipment and facilities.  For example, we announced a new collaboration with Toshiba described below, which we anticipate may facilitate joint development of geothermal systems consisting of Ormat’s binary system and Toshiba’s flash system, among other things. We may acquire companies with technological and integration capabilities we do not currently have, or develop new technology ourselves, where we can effectively leverage our expertise to implement this part of our strategic plan. As an example, we recently acquired the business and assets of VEI, a company with nearly a decade of expertise and leadership in demand response, energy management and storage.

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

Our Power Generation Business (Electricity Segment)

Power Plants in Operation

The table below summarizes certain key non-financial information relating to our power plants and complexes as of February 27, 2017. The generating capacity of certain of our power plants and complexes listed below has been updated from our 2015 disclosure to reflect changes in the resource temperature and other factors that impact resource capabilities:

Type	Region	Plant	Ownership(1)	Generating capacity (MW) (2)	Region 2016 Capacity Factor
Geothermal	California	Ormesa Complex	100%	40(3)
		Heber Complex	100%	92
		Mammoth Complex	100%	29
		North Brawley	100%	18
					78%
	West Nevada	Steamboat Complex	100%	73
		Brady Complex	100%	18
					87%
	East Nevada	Tuscarora	100%	18
		Jersey Valley	100%	10
		McGinness Hills	100%	86
		Don A. Campbell	63.3%	41
					97%
	Hawaii	Puna	63.3%	38
					78%
	International	Amatitlan	100%	20
		Zunil	97%	23
		Olkaria III Complex	100%	139(4)
		Bouillante	60%	15(5)
					96%

Total Geothermal				660	89%
REG		OREG 1	63.3%	22
		OREG 2	63.3%	22
		OREG 3	63.3%	5.5
		OREG 4	100%	3.5(6)
Total REG				53	83%

Total				713

(1)

We indirectly own and operate all of our power plants, although financial institutions hold equity interests in three of our consolidated subsidiaries: (i) OPC, which owns the Desert Peak 2 power plant in our Brady complex and the Steamboat Hills, Galena 2 and Galena 3 power plants in our Steamboat complex; (ii) ORTP, which owns the Heber complex, the Ormesa complex, the Mammoth complex, the Steamboat 2 and 3 and Burdette (Galena 1) power plants in our Steamboat complex, and Brady power plant in our Brady complex; and (iii) Opal, which owns the McGinness Hills geothermal power plant complex, the Tuscarora and Jersey Valley power plants and the second phase of the Don A. Campbell power plant, all in Nevada; In the table above, we list these power plants as being 100% owned because all of the generating capacity is owned by either OPC, ORTP or Opal and we control the operation of the power plants. The nature of the equity interests held by the financial institutions is described below in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the headings “OPC Transaction”, “ORTP Transaction”, “and “Opal Transaction”.

In the table above, we list 100% of the generating capacity of the Bouillante power plant and the power plants in the ORPD portfolio because, we control their operation. We own a 60% equity interest in the Bouillante power plant and a 63.25% equity interest in ORPD, which owns the Puna, the first phase of the Don A. Campbell, the OREG 1, OREG 2 and OREG 3 power plants, as well as a partial indirect ownership interest in the second phase of the Don A. Campbell power plant.

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

(3)	The generating capacity of the Ormesa complex was reduced in 2016 mainly due to lower performance of the resource.

(4)	Plant 4 in the Olkaria III complex reached commercial operation on January 18, 2016 increasing the complex’s capacity by 29 MW to 139 MW.

(5)	In July 2016, we announced the acquisition of the Bouillante power plant in Guadeloupe. Ormat and CDC own 60% and 20% of the project through GB and Sageos owns 20% of the project.

(6)	The OREG 4 power plant is not operating at full capacity because of low run time of the compressor station that serves as the power plant’s heat source. This results in lower power generation.

All of the revenues that we derive from the sale of electricity are pursuant to long-term PPAs. Approximately 41.3% of our total revenues in the year ended December 31, 2016 were derived from the sale of electricity by our domestic power plants to power purchasers that currently have investment grade credit ratings. The purchasers of electricity from our foreign power plants are either state-owned or private entities.

New Power Plants

We are currently in various stages of construction of new power plants and expansion of existing power plants. Our expansion plan includes 110 MW in generating capacity from geothermal power plants in the U.S., Honduras, Kenya and Indonesia that are fully released for construction. In addition, we have several projects in the U.S. Guadeloupe Island and Kenya that are either under initial stages of construction or under different stages of development with an aggregate capacity of between 135 MW and 140 MW.

We have substantial land positions across 34 prospects in the U.S., Guatemala, Guadeloupe, New Zealand, Indonesia, Honduras and Ethiopia that we expect will support future geothermal development, on which we have started or plan to start exploration activity. These land positions are comprised of various leases, exploration concessions for geothermal resources and an option to enter into geothermal leases.

New activity

We recently signed an agreement to acquire substantially all of the business and assets of VEI, as mentioned above and further discussed under “Recent Developments”. We expect to complete the acquisition early in fiscal year 2017 and for VEI's business and assets to be owned by our newly established, wholly-owned subsidiary Viridity. Using proprietary software and solutions, Viridity will continue VEI’s business, serving primarily retail energy providers and large C&I customers. Viridity’s offerings will enable its clients to optimize and monetize their energy management, demand response and storage facilities potential by interacting on their behalf with regional transmission organizations and independent system operators.

With its VPowerTM software platform, Viridity will manage curtailable customer loads of over 850 MW across 3,000 sites under contracts with leading U.S. retail energy providers and directly with large C&I customers, including management of a portfolio of non-utility storage assets located in the northeastern U.S. with over 80,000 operational market hours. Viridity will serve its distributed customers through a network operations center which is operated 24/7 based using Viridity’s VPowerMarketsTM software platform, a SCADA platform. VPowerTM services will be provided to customers using a SaaS model where we will receive license fees and/or portion of the revenue and savings that are achieved for the customer.

In connection with this transaction, the Company will assume certain contractual duties and obligations that are regulated by the FERC and three RTOs. Specifically, Veridity will need to obtain and maintain (1) authorization from FERC to make wholesale sales of power, capacity, and ancillary services at market-based rates, and (2) membership status with eligibility to serve designated contractual functions in the RTOs of PJM, the NYISO, and the ERCOT.   We have submitted the required applications to FERC and the RTOs and have already received formal notice of membership in PJM.  In the future, we may need to obtain and maintain similar membership and eligibility status with other RTOs where the new business will operate.

Our Product Business (Product Segment)

We design, manufacture and sell products for electricity generation and provide the related services described below. We primarily manufacture products to fill customer orders, but in some situations, we may manufacture products as inventory for future internal and external projects.

Power Units for Geothermal Power Plants. We design, manufacture and sell power units for geothermal electricity generation, which we refer to as OECs. In geothermal power plants using OECs, geothermal fluid (either hot water (also called brine) or steam or both) is extracted from the underground reservoir and flows from the wellhead to a vaporizer that also heats a secondary working fluid, which is vaporized and used to drive the turbine. The secondary fluid is then condensed in a condenser, which may be cooled directly by air or by water from a cooling tower and sent back to the vaporizer. The cooled geothermal fluid is then reinjected back into the reservoir. Our customers include contractors and geothermal power plant developers, owners and operators.

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

EPC of Power Plants. We engineer, procure, and construct, as an EPC contractor, geothermal and recovered energy power plants on a turnkey basis, using power units we design and manufacture. Our customers are geothermal power plant owners as well as our target customers for the sale of our recovered energy-based power units as described above. Unlike many other companies that provide EPC services, we believe we have an advantage in that we are using our own manufactured equipment and thus have better quality and better control over the timing and delivery of required equipment and its related costs. As part of our strategy and collaboration agreement with Toshiba, we might have EPC contracts that are based on Toshiba power units. We also expect to develop additional knowledge in integrating Toshiba power units combined with our OECs in order to maximize the benefits to our customers.

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

Co-produced geothermal from oil and gas fields, geo-pressurized resources — Another source of geothermal energy is hot water produced as a by-product of oil and gas extraction. When oil and gas wells are deep, the extracted fluids are often at high temperatures and if the water volume associated with the extracted fluids is significant, the hot water can be used for power generation in equipment similar to a geothermal power plant.

Geothermal Power Plant Technologies

Geothermal power plants generally employ either binary systems or conventional flash design systems, as briefly described below. In our geothermal power plants, we also employ our proprietary technology of combined geothermal cycle systems.

Binary System

In a geothermal power plant using a binary system, geothermal fluid (either hot water (also called brine) or steam or both) is extracted from the underground reservoir and flows from the wellhead through a gathering system of insulated steel pipelines to a vaporizer that also heats a secondary working fluid. This is typically an organic fluid, such as pentane or butane, which is vaporized and is used to drive the turbine. The organic fluid is then condensed in a condenser, which may be cooled directly by air or by water from a cooling tower and sent back to the vaporizer through a pump. The cooled geothermal fluid is then reinjected back into the reservoir. Ormat’s air-cooled binary geothermal power plant is depicted in the diagram below.

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

Our Proprietary Technology

Our proprietary technology may be used either in power plants operating according to the Organic Rankine Cycle alone or in combination with various other commonly used thermodynamic technologies that convert heat to mechanical power, such as gas and steam turbines. It can be used with a variety of thermal energy sources, such as geothermal, recovered energy, biomass, solar energy and fossil fuels. Specifically, our technology involves original designs of turbines, pumps, and heat exchangers, as well as formulation of organic motive fluids (all of which are non-ozone-depleting substances). Using advanced computational fluid dynamics techniques and other computer aided design software as well as our test facilities, we continuously seek to improve power plant components, reduce operations and maintenance costs, and increase the range of our equipment and applications. We are always examining ways to increase the output of our plants by utilizing evaporative cooling, cold reinjection, configuration optimization, and topping turbines. In the geothermal as well as the recovered energy (waste heat) areas, we are examining two-level, three-level energy systems and other thermodynamic cycle alternations along with new motive fluids.

We also developed, patented and constructed GCCU power plants in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. Ormat Geothermal Combined Cycle technology is depicted in the diagram below.

In the conversion of geothermal energy into electricity, our technology has a number of advantages over conventional geothermal steam turbine plants. A conventional geothermal steam turbine plant consumes significant quantities of water, causing depletion of the aquifer and requiring cooling water treatment with chemicals and thus a need for the disposal of such chemicals. A conventional geothermal steam turbine plant also creates a significant visual impact in the form of an emitted plume from the cooling towers, especially during cold weather. By contrast, our binary and combined cycle geothermal power plants have a low profile with minimum visual impact and do not emit a plume when they use air-cooled condensers. Our binary and combined cycle geothermal power plants reinject all of the geothermal fluids utilized in the respective processes into the geothermal reservoir. Consequently, such processes generally have no emissions.

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

We use the same elements of our technology in our recovered energy products. The heat source may be exhaust gases from a Brayton cycle gas turbine, low-pressure steam, or medium temperature liquid found in the process industries such as oil refining and cement manufacturing. In most cases, we attach an additional heat exchanger in which we circulate thermal oil or water to transfer the heat into the OEC’s own vaporizer in order to provide greater operational flexibility and control. Once this stage of each recovery is completed, the rest of the operation is identical to that of the OECs used in our geothermal power plants and enjoys the same advantages of using the Organic Rankine Cycle. In addition, our technology allows for better load following than conventional steam turbines, requires no water treatment (since it is air cooled and organic fluid motivated), and does not require the continuous presence of a licensed steam boiler operator on site.

Ormat’s REG technology is depicted in the diagram below.

Patents

We have 73 U.S. patents that are in force (and have approximately 16 U.S. patents pending). These patents and patent applications cover our products (mainly power units based on the Organic Rankine Cycle) and systems (mainly geothermal power plants and industrial waste heat recovery plants for electricity production). The products-related patents cover components that include turbines, heat exchangers, seals and controls as well as control of operation of geothermal production well pumps. The system-related patents cover not only particular components but also the overall energy conversion system from the “fuel supply” (e.g., geothermal fluid, waste heat, biomass or solar) to electricity production.

The system-related patents cover subjects such as waste heat recovery related to gas pipeline compressors and industrial waste heat, solar power systems, disposal of non-condensable gases present in geothermal fluids, power plants for very high pressure geothermal resources, two-phase fluids as well as processes related to EGS. A number of our patents cover combined cycle geothermal power plants, in which the steam first produces power in a backpressure steam turbine and is subsequently condensed in a vaporizer of a binary plant, which produces additional power. The remaining terms of our patents range from one year to 18 years. The loss of any single patent would not have a material effect on our business or results of operations.

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

Geothermal Market Opportunities

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

In a report issued in March 2016, the GEA indicated that the U.S. geothermal industry had about 3,700 MW of installed nameplate capacity and over 80 active projects with a cumulative capacity of over 1,250 MW of geothermal projects under various phases of consideration or development in 10 U.S. states.

Geothermal energy provides numerous benefits to the U.S. grid and economy, according to another GEA report issued in January 2017. Geothermal development and operation brings economic benefits in the form of taxes and long term high-paying jobs, and it has one of the lowest LCOE of all power sources in the U.S. Additionally, improvements in geothermal production make it possible to provide ancillary and on-demand services. This helps load serving entities avoid additional costs from purchasing and then balancing intermittent resources with storage or new transmission.

In recent years, according to the GEA, the U.S. geothermal market experienced modest growth and a decline in the development inventory of geothermal projects. This decline can be attributed to projects reaching completion, industry consolidation, and developers discontinuing projects they elected to put on hold for the time being. Management’s view is that this decline is also caused by an unbalanced mechanisms for valuing baseload power and integration costs in California and Nevada where a significant amount potential of U.S. geothermal resources are located. Most integration costs are not accounted for in bids for renewable resources. This creates an advantage for the intermittent resources as they receive a free pass for costs they create as compare to the positive attributes and ancillary benefits of baseload resources. Not all buyers accurately account for the negative impact of intermittent renewables in areas such as curtailment due to over-generation, strains on the transmission grid, the need for backup capacity, the diminishing value of energy during solar PV hours, the inefficient use of transmission capacity etc. Buyers also typically do not properly value the flexibility benefits of geothermal resource.

The successful implementation of the various geothermal projects identified by the GEA depends on the respective project sponsor’s ability to fully identify the resource, conduct exploration, and carry out development and construction. Accordingly, the GEA estimates may not be realized, and differences between the actual number of projects completed and those initially estimated to be completed may be material. We refer to the GEA assessment as a possible reference point, but we do not necessarily concur with its estimate.

State level legislation

One of the factors supporting growth in the renewable energy industry is global concern about climate change. In response to increasing demand for “green” energy, many states have adopted legislation requiring, and providing incentives for, electric utilities to sell electricity generated from renewable energy sources. In the U.S., 37 states plus the District of Colombia and four territories have enacted an RPS, renewable portfolio goals, or similar laws requiring or encouraging utilities in such states to generate or buy a certain percentage of their electricity from renewable energy or recovered heat sources.

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

California

The California RPS was established in 2002 under Senate Bill (SB) 1078, accelerated in 2006 under SB 107 and further expanded in 2011 under SB x1-2. The RPS program requires investor-owned utilities (IOUs), electric service providers, community choice aggregators and publicly owned utilities to increase their share of procurement from eligible renewable energy resources as a percentage of their total procurement. The RPS requirements for utilities to procure of 33 percent of their energy from renewable resources by 2020 was revised in October 2015, when Governor Jerry Brown signed into law SB 350 requiring that 50 percent of total retail electricity sales be from renewable resources by 2030, with interim targets of 40 percent by 2024, and 45 percent by 2027.

According to the CPUC Renewable Portfolio Standard Quarterly Report for the fourth quarter of 2016, California’s three largest IOUs collectively generated 27.6% of their 2015 retail electricity sales from renewable resources. These utilities have interim targets each year, with a requirement to attain RPS of 25% by 2016. Publicly-owned utilities in California are also required to procure 50% of retail electricity sales from eligible renewable energy resources by 2030, opening up an additional market of potential off-takers for us. This expanded target could benefit geothermal energy, which has the advantage of generating flexible base load power, and helping California diversify its mix of renewable resources.

In 2006, California passed a state climate change law, Assembly Bill (AB) 32, to reduce GHG emissions to 1990 levels by the end of 2020, and in December 2010, the CARB approved cap-and-trade regulations to reduce California’s GHG emissions below the levels set by AB 32. The regulations set a limit on emissions from sources responsible for emitting 80% of California’s GHGs. On November 2016, the CARB released the results of its ninth joint auction for California and Québec allowances reporting that the vintage 2016 auction clearing price was $12.73 per allowance and the future vintage auction clearing price was $12.73 per allowance. All of the available 2016 and vintage allowances offered were sold.

In 2014, AB 2363 became effective, requiring the CPUC to adopt by December 31, 2015 a methodology for determining the costs of integrating eligible renewable energy resources. The process has experienced some delays, and currently the CPUC is incorporating the development of this methodology into its Integrated Resource Planning process. We expect that the CPUC will issue new guidelines in this regard in 2017.

Nevada

Nevada’s RPS was first adopted by the Nevada Legislature in 1997. Nevada’s RPS targets were revised and expanded and currently require NV Energy to supply at least 25% of the total electricity it sells from eligible renewable energy resources by 2025. For 2015, Nevada’s RPS required that at least 20% of electricity sold to Nevada retail customers be from renewable energy resources and credits, and at least 5% of that amount be from solar resources. According to NV Energy’s Annual RPS Compliance Report, in 2015, Nevada Power exceeded both the 2015 RPS standard and the 2015 solar RPS requirement, achieving 21.2% and 31.0%, respectively. Sierra exceeded both the 2015 RPS standard and the 2015 solar RPS requirement, with 31.3% and 22.8% respectively.

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

Hawaiian Electric Company and its subsidiaries exceeded the 2015 RPS requirement, achieving a consolidated RPS of 23.2% of retail electricity sales from eligible renewable energy resources.

Multi-State Climate Initiatives

Other state-wide and regional initiatives are also being developed to reduce GHG emissions and to develop trading systems for renewable energy credits. For example, nine Northeast and Mid-Atlantic States are part of the RGGI, a regional cap-and-trade system to limit carbon dioxide. The RGGI was the first, market-based carbon dioxide emissions reduction program in the U.S. The RGGI states implemented a new 2014 RGGI cap of 91 million short tons and plan to reduce carbon emissions from power plants at a rate of 2.5% per year between 2015 and 2020. States sell nearly all emission allowances through auctions and invest proceeds in energy efficiency, renewable energy and other consumer benefit programs. These programs are spurring innovation in the clean energy economy and creating green jobs in the RGGI states.

In addition to RGGI, other states have also established the Midwestern Regional Greenhouse Gas Reduction Accord and the Western Climate Initiative.

Although individual and regional programs will take some time to develop, their requirements, particularly the creation of any market-based trading mechanism to achieve compliance with emissions caps, should be advantageous to in-state and in-region (and, in some cases, such as RGGI and the State of California, inter-regional) energy generating sources that have low carbon emissions such as geothermal energy. The role or importance of such programs remains unclear following the 2016 U.S. presidential election.

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

Federal level legislation

On August 3, 2015, President Obama and the EPA announced the Clean Power Plan that sets standards for power plants and customized goals for states to cut carbon pollution. The goal of the proposed plan includes cutting carbon emissions from the power sector by 32% below 2005 levels nationwide by 2030. In February 2016, the Supreme Court of the U.S. granted a temporary stay halting implementation of the Clean Power Plan pending resolution of legal challenges to the proposed plan. The U.S. Court of Appeals for the District of Columbia Circuit heard oral arguments in the cases challenging the Clean Power Plan on September 27, 2016. The court has not issued its decision, and it remains unclear exactly what action the Trump Administration will take, although the Trump Administration has expressed its desire to eliminate the Clean Power Plan and general skepticism of climate change.

The federal government also encourages production of electricity from geothermal resources or solar energy through certain tax subsidies. For a new geothermal power plant in the U.S. that started construction by December 31, 2016, we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in 2016 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. In lieu of the production tax credits, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service, so long as the project was under construction by the end of 2016. If the project was not under construction in time, then we are permitted to claim a 10% investment tax credit. The owner of the power plant may not claim both the investment tax credit and the production-based tax credit. New solar projects that are under construction by December 2019 will qualify for a 30% investment tax credit. The credit will fall to 26% for projects starting construction in 2020 and 22% for projects starting construction in 2021. Projects that are under construction before these deadlines must be placed in service by December, 31 2023 to qualify for the higher investment tax credit. Projects placed in service after December, 31, 2023 will only qualify for a 10% investment tax credit. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward.

We are also permitted to depreciate, or write off, most of the cost of the plant. In cases where we claim the one-time 30% (or 10%) tax credit, our tax basis in the plant that we can recover through depreciation is reduced by one-half of the tax credit. In cases where we claim the production tax credit, there is no reduction in the tax basis for depreciation. Projects that are placed in service in 2016 and 2017 are eligible for “bonus” depreciation and we will be permitted to write off 50% of the cost of that equipment in the year the power plant is placed in service. Projects placed in service in 2018 would qualify for a 40% bonus and Projects placed in service in 2019 would qualify for a 30% bonus. After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

Collectively, these benefits (to the extent they are fully utilized) have a present value equivalent to approximately 30% to 40% of the capital cost of a new power plant.

Global

We believe the global markets continue to present growth and expansion opportunities in both established and emerging markets.

According to the GEA’s Geothermal Power: International Market Update, the global geothermal market was developing about 2.5 GW of planned capacity spread across 23 countries. Additionally, the GEA estimates that, based on current data, the global geothermal industry is expected to grow from 13.8 GW today to reach 23 GW by 2021.

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

Operations outside of the U.S. may be subject to and/or benefit from increasing efforts by governments and businesses around the world to fight climate change and move towards a low carbon, resilient and sustainable future. According to a 2017 report from the International Renewable Energy Agency entitled Rethinking Energy, to date, more than 170 countries have established renewable energy targets, and nearly 150 have enacted policies to catalyze investments in renewable energy technologies.

In December 2015, 197 countries signed an historic agreement at the COP21 UN Climate Change Conference held in Paris. For the first time, all countries committed to setting nationally determined climate targets and reporting on their progress. The agreement’s aim is to keep global temperature rise this century well below 2 degrees Celsius and to drive efforts to limit the temperature increase even further to 1.5 degrees Celsius above pre-industrial levels. According to the United Nations Framework Convention on Climate Change (UNFCCC),the submission of national targets in five-year cycles signals to investors and technology innovators that the world will demand clean power plants, energy efficient factories and buildings, and low-carbon transportation in the decades to come.

The Paris Agreement entered into force on November 4, 2016, thirty days after the date on which at least 55 parties to the Convention accounting in total for at least an estimated 55% of the total global greenhouse gas emissions deposited their instruments of ratification, acceptance, approval or accession with the Depositary. 127 Parties have ratified of 197 Parties to the Convention.

In support of the Paris agreement, the EIB has committed to provide $100 billion of new financing for climate action projects over the five years. The support of multilateral institutions such as EIB is expected to be an important factor in assisting countries in reaching their targets under the Paris Climate Change Agreement.

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

Europe

Turkey has the richest known geothermal resources in Europe with the theoretical potential for 31,000 MW of geothermal capacity and with a proven geothermal capacity of 4.5 GW, according to the Turkish Mineral Technical Exploration Agency.

Since 2004, we have established strong relationships in the Turkish market and provided our full range of solutions including our state-of-the-art binary systems to 28 geothermal power plants with a total capacity of nearly 515 MW, of which 6 power plants are currently under construction.

In Turkey, the National Renewable Energy Action Plan' proposes to increase the country's renewable energy generation capacity to 61 GW by 2023, including 1.5 GW of geothermal. The plan is supported by the European Bank for Reconstruction and Development. The plan aims to increase Turkish energy security by diversifying its energy supply, make greater use of domestic resources, protect the environment by relying on clean, renewable and low carbon technologies and foster energy market efficiency through private sector investment and integration.

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

To achieve its objective of having 30% of its power generated from renewable sources by 2023, Turkey has changed the renewable energy law first enacted in 2007. The law sets the FITs for geothermal energy at $105 per MWh for ten years from COD and provides a further incentive of $13 per MWh for local manufacturing parts for five years from COD. This last update of the law is valid until 2020. Renewable energy producers will also benefit from an 85% discount on transmission costs for 10 years and various priority rights over land usage. In order to benefit from the incentives under the renewable energy law, a renewable energy generation facility must hold a renewable energy resource certificate (the RER Certificate), which is issued by Turkey’s Energy Market Regulatory Authority. The RER Certificate will be valid for the term of the generation license of the relevant generation company. In addition, and to avoid rights and licenses manipulation, a pre-feasibility license must be issued and paid for upon the request to hold a concession. These pre-licenses must be turned into full licenses for developed fields within three years of issuance, or they become void and the license rights may be re-assigned without fee reimbursement.

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

In Honduras, where we are building the first geothermal power plant under a BOT agreement, the national government approved the Incentives Act (Decree No.70-2007) providing incentives in the form of tax exemptions for equipment, materials and services related to power generation development based on renewable resources. At the same time, ENEE, the national integrated utility, will buy energy from such projects and offer to pay rates that are above the marginal cost approved by the CNE. Honduras also set a target to reach at least 80% renewable energy production by 2034.

In Chile, the Chilean Renewable Energy Act of 2008 required 5% of electricity sold, to come from renewable sources, increasing gradually to 10% by 2024. On October 14, 2013, the President of Chile signed into law a bill which mandates that utilities source 20% of their electricity from “non-conventional” renewable energy, including solar PV and concentrating solar power, by 2025.

Mexico is the world’s fourth largest producer of geothermal energy. Recent studies suggest an over 9,000 MW geothermal potential, of which only 12% is already developed. In December 2013, the Mexican Congress passed a constitutional reform in an attempt to increase the participation of private investors in the generation and commercialization of electric energy. This reform affects the electricity market by opening the generation and commercialization of electricity to private companies, transforming the Federal Electricity Commission to a for-profit public company, and redefining the functions and attributions of the Ministry of Energy. The secondary legislation that establishes the attributions of the public entities, procurement regulations, and normative framework for the productive State companies was finalized in 2014.

In July 2015, Mexico launched round zero and assigned the projects to be developed by Mexico's state-owned utility CFE, with the remainder to be put out to tender to the private sector. Thirteen geothermal areas and five concessions were given by the Mexican Secretariat of Energy to the CFE. The government expects to award private companies with concessions for 30 years and permits for up to 150 km2 for three years in the case of exploration. Ormat is in various discussions with local companies to identify attractive geothermal resources and projects.

Many island nations in general and specifically the Caribbean nations, depend almost entirely on petroleum to meet their electricity demands. With an average electricity price of US$35 per kWh in 2014, the lack of diversified power generation leaves Caribbean nations vulnerable to commodity market volatility, while the lack of new development leaves them reliant on what are believed to be outdated and often unreliable power plants. The larger issue hindering large-scale renewable energy deployments, however, is scale. Caribbean nations have quite significant renewable energy potential yet most have small demand.  The majority of the Caribbean grids are relatively old, with the average diesel generators more than 20 years old. Furthermore, the power supply is relatively inefficient with high system losses.  Due to their sizes, each of the Caribbean countries is generally dominated by one local utility and simple market structures where electricity is regulated directly by local governments. Other than in Guadeloupe, where the geothermal power plant that we recently acquired has been operating since 1985, there are no other operating geothermal projects in the Caribbean region. Recently, some deep well drilling exploration was performed on a few islands, but the results of this exploration are still pending. Although few, we believe there are opportunities for us in the Caribbean islands of St. Kitts, Nevis, St. Lucia, Dominica, and Montserrat.

Oceania

In New Zealand, where we have been actively providing geothermal power plant solutions since 1988, the New Zealand government’s policies to fight climate change include an unconditional GHG emissions reduction target of between 10% and 20% below 1990 levels by 2020 and a target to increase renewable electricity generation to 90% of New Zealand’s total electricity generation by 2025.

South East Asia

In Indonesia, where we participate in the Sarulla project that is expected to start commercial operation of the first unit in March 2017, and where two other units are currently under construction, the government intends to increase the role of renewable energy sources and aims to have them meet 23% of domestic energy demand by 2025. The government has also implemented new policies and regulations intended to accelerate the development of renewable energy and geothermal projects in particular. In June 2014, the MEMR issued a new geothermal tariff policy. The MEMR reverted to a location-based tariff regime while adding a time dimension. The tariffs range from $0.118 to $0.296 per kWh between 2015 and 2025, depending on location. The tariffs provide a ceiling price for the power purchase agreements between project developers and PLN, the national utility and off taker. The tariffs were set to include the effect of inflation on projects that are expected to commence commercial operation in the distant future.

In addition, the 2014 National Energy Policy calls for the increased use of geothermal energy to represent at least 5% of the national energy mix by 2025.

In order to further accelerate geothermal development in the country a new FIT regime is expected to become effective during early 2017. The FIT is planned to range from $0.12 to $0.24 per kWh depending on size and location. Additionally, in January 2016, the government of Indonesia announced it will offer 21 geothermal blocks to investors over the next two years. Ormat plans to participate in select appropriate bids.

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

The Government of Indonesia is planning to revise negative investment regulation. According to Presidential Decree No. 39/2014, the development of geothermal power plants with a capacity of less than 10 MW is closed to foreign ownership. Currently, foreign investors may own up to 95 percent of plants with generating capacities greater than 10 MW. The revised regulations, currently under government review, will allow foreign entities to wholly own geothermal power plants with generating capacities greater than 10 MW and to own 67% of smaller sized geothermal power plants

The Government of Indonesia announced its intention to reduce the country’s carbon dioxide emissions by 26% by 2020 at the 2009 United Nations Climate Change Conference in Copenhagen and during 2015 in Paris.

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

In 2015, the Departmental Committee of Finance, Planning, and Trade amended the Income Tax Act in view of the 2015 Finance Bill. The amendments include maintaining the enhanced investment deduction of 150% under section 17B and extending the period of deduction of tax losses to over 10 years.

The governments of Djibouti, Ethiopia, Eritrea, Tanzania, Uganda, Rwanda and Zambia are exploring ways to develop geothermal in their countries, mostly through the help of international development organizations such as the World Bank.

In January 2014, energy ministers and delegates from 19 countries committed to the creation of the Africa Clean Energy Corridor Initiative (Corridor), at a meeting in Abu Dhabi convened by the International Renewable Energy Agency. The Corridor will boost the deployment of renewable energy and aim to help meet Africa’s rising energy demand with clean, indigenous, cost-effective power from sources including hydro, geothermal, biomass, wind and solar.

East Africa and South East Asia may benefit from two initiatives announced by President Obama. In June 2013, the Power Africa initiative was announced, which contemplated that the U.S. would invest up to $7.0 billion in sub-Saharan Africa over the ensuing five years with the aim of doubling access to power. The program will partner the U.S. government with the governments of six sub-Saharan countries, among them Kenya, Ethiopia and Tanzania, that have the potential for geothermal energy development. In 2012, President Obama proposed the U.S. Asia Pacific Comprehensive Energy Partnership that encourages U.S. companies to develop renewable energy in South East Asian countries, including Indonesia. The U.S. will provide up to $6.0 billion to support the Partnership. However, with the recent election of president Trump, the progress of these initiatives is uncertain

Other opportunities

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

Several states, and to a certain extent, the federal government, have recognized the environmental benefits of recovered energy-based power generation. For example, 18 states currently allow electric utilities to include recovered energy-based power generation in calculating such utilities' compliance with their mandatory or voluntary RPS and/or Energy Efficient Resources Standards. In addition, California modified the Self Generation Incentive Program, which allows recovered energy-based generation to qualify for a per watt incentive.

In 2012, the Governor of Utah signed into law SB 12 that enables the sale of electricity generated from in-state renewable resources directly to large energy users. This direct purchase and sale, could create a market opportunity for our REG technology in Utah. The local utility has developed a tariff and contracts to provide rates and methodologies for companies that want to buy power directly from renewable generation facilities.

Also in 2012, SB 315 was enacted by the State of Ohio. SB 315 made waste energy recovery eligible as a renewable resource for purposes of meeting the state’s Renewable Portfolio Standard, as well as an efficiency measure under the state’s Energy Efficiency Resource Standard.

In addition, in Colorado the state PUC ruled that Xcel Energy, the largest utility in Colorado, will begin offering a $500 per kW incentive for recycled energy projects. The incentive will be paid out over 10 years to developers and manufacturers who convert waste heat from stacks and process it into electricity. Xcel Energy has developed a tariff to provide rates and a methodology for recycled energy projects that wish to take advantage of this incentive.

At the Federal level, under the Clean Power Plan, waste-heat-to-power (recovered energy) is an eligible technology that can be implemented by states as a means to comply with their Clean Power Plan emissions reduction targets. The inclusion of waste-heat-to-power as an eligible technology under the Clean Power Plan could potentially create demand for REG in states that have good waste-heat resources, but that so far had no policies in place, like an RPS, to create demand for renewables. However, there is now great uncertainty at the Federal level whether the current administration will keep the Clean Power Plan and its emissions reduction targets and strategies in place. The U.S. Court of Appeals for the District of Columbia Circuit heard oral arguments in the cases challenging the Clean Power Plan on September 27, 2016. The court has not issued its decision, and it remains unclear exactly what action the Trump Administration will take, although the Trump Administration has expressed its desire to eliminate the Clean Power Plan and general skepticism of climate change.

Recovery of waste heat is also considered “environmentally friendly” in the western Canadian provinces. On November 22, 2015, the Government of Alberta released the Clean Leadership Plan that includes (a) phasing out of coal-fired electricity generation by 2030; (b) a commitment to generate 30 percent of Alberta’s electricity from renewable sources by 2030; (c) new financing for energy efficiency; and (d) an economy-wide price on carbon pollution. The plan also includes mandating Alberta to reduce methane emissions from oil and gas operations by 45% by 2025.  This comprehensive set of climate policies, once fully implemented, will encourage the development of renewable energy technologies, including waste heat recovery, in Alberta. We believe that Europe and other markets worldwide may offer similar opportunities in recovered energy-based power generation.

In summary, the market for the recovery of waste heat converted into electricity exists either when the already available electricity is expensive or where the regulatory environment facilitates construction and marketing of power generated from recovered waste heat. However, such projects tend to be smaller than 9 MW and we expect the growth to be relatively slow and geographically scattered.

New activities under our strategic plan

The traditional grid is undergoing a major disruption. The continued decline in Solar PV prices is impacting renewable energy pricing and the growth in intermittent green energy is generating increasing strains on the grid, mainly in the U.S and Europe. The increasing amount of solar PV power being supplied to the grid can create situations where significant amount of power plant capacity must be available to ramp up and down to accommodate solar PV daily output cycles and variations due to atmospheric conditions. The output from Solar PV power plants can change significantly over short periods of time due to environmental conditions like cloud movement and fog burn off and that can cause instability on the electric grid.

As a result, energy management and specifically electricity storage is becoming a key component of the future grid. In parallel, we see movement of C&I and communities toward direct purchases of electricity and an increased focus on reliability of electricity supply.

.

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

The global energy storage market is still developing, with specific applications and geographies leading the overall market. After a record-breaking year in 2015, the energy battery storage industry is continuing to gain momentum globally. More than 1.6 GW of new deployments (approximately $2.0 billion) were announced worldwide in 2015. Various diversified battery storage technologies have been developed and deployed.

Much of the BESS activity is focused on energy storage for the grid and ancillary services. Behind the meter deployments are growing fast to enable customers to increase savings from demand charge reductions and create revenues through active market participation (demand response programs). Also, grids/utilities are undergoing significant changes such as grid aging, grid congestion, coal retirement, implementation of carbon reduction rules, increasing renewable energy and intermittent energy penetration. BESS delivers many benefits to grids and end users (behind the customer meter, as well as to micro-grids). Real-time balancing services can reactively increase stability and reliability on the grid to offset renewables inherent flexibility, to store energy now to be used later and promote business resiliency, power quality and physically distributed benefits for all segments of the grid or the end customer.

According to Navigant research, BESS continues to be one of the fastest growing segments of the broader energy industry, set to reach an overall installed power capacity of 143.7 GW and a cumulative global market size of $162.3 billion in the next 10-year period. This represents a CAGR of approximately 30% over the 10-year period in both in-front-of-the meter grid connected and behind-the-meter commercial and industrial deployments.

According to a Green Tech Media (GTM) report from December 2016 the U.S. behind-the-meter energy storage market today is small, with combined residential and non-residential deployments in 2015 accounting for only 15% of installed capacity in MW terms. By 2021, however, the behind-the-meter segment will account for half of the annual U.S. market, driven by a plethora of factors including improved system economics, net-energy metering reform, changes to utility rate structures, increasing viability of demand-charge management for non-residential customers, and increased interest in reliability and resiliency. GTM is expecting a total installations of more than 4 GW until 2021 in the U.S. These trends in the U.S. market are expected to be seen in other leading global markets in Europe, Asia and the Far East.

Following the closing of Viridity’s acquisition we will own substantially all of VEI’s business and assets and we plan to use the VEI platform to expand our market presence in the energy storage market and further develop VEI’s demand response VPower™ software platform and energy storage services. We expect that together with our global presence, experience in technology integration, and flexible business models, and our reputation and experience in the geothermal and recovered energy sectors we can expand into this growing sector.

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

The advances in electricity storage technology together with high period demand charges, demand response programs, concern over electricity supply reliability and more aggressive goals for renewable energy content than those of centralized electricity suppliers are all factors that have supported the growth of the C&I market. The need for technical customized solutions to meet these varied C&I needs fits well with the expected acquisition of VEI’s business and assets and our experience in providing customized geothermal and REG solutions to various customers around the world.

Solar PV

The market for Solar PV power grew significantly in recent years, driven by a combination of favorable government policies and a decline in equipment prices.  We are monitoring market drivers with the potential to develop Solar PV power plants in locations where we can offer competitively priced power generation. Our focus currently is on large-scale solar power plant development opportunities worldwide such as in: (i) Chile, where the total installed Solar PV capacity increased from 6 MW in 2013 to almost 1 GW by the end of 2015 and is currently considered the cheapest source of electricity in the country, (ii) Mexico, considered among the largest potential national markets in Latin America on the strength of high solar resources and recent energy market reform, (iii) India, where the central government recently gave its approval to ramp up India’s solar power capacity target to achieve 100 GW by 2022 (60 GW of grid connected solar power projects and 40 GW of rooftop solar) and (iv) the East Africa region, where a considerable amount of solar radiation and abundant available land constitute significant solar potential. Governments in the East Africa region have introduced various solar targets and incentives, which provide opportunities for installing grid-tied and off-grid Solar PV systems to displace fuel costs.

Competitive Strengths

Competitive Assets. We believe our assets are competitive for the following reasons:

•	Contracted Generation. All of the electricity generated by our geothermal power plants is currently sold pursuant to long-term PPAs with an average remaining life of approximately 15 years.

•

Baseload Generation. All of our geothermal power plants supply all or a part of the baseload capacity of the electric system in their respective markets. This means they supply electric power on an around-the-clock basis. This provides us with a competitive advantage over other renewable energy sources, such as wind power, solar power or hydro-electric power (to the extent they depend on precipitation), which cannot provide baseload capacity because of their intermittent nature. It remains to be seen whether developments in the energy storage markets will erode this competitive advantage.

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

Competitive Pricing. Geothermal power plants, while site specific, are economically feasible in many locations, and the electricity they generate is generally price competitive under existing economic conditions and existing tax and regulatory regimes compared to electricity generated from fossil fuels or other renewable sources in many places around the world. Geothermal energy is recognized as one of the lower cost sources of energy from a LCOE perspective.

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

High Efficiency from Vertical Integration. Unlike our competitors in the geothermal industry, we are a fully integrated geothermal equipment, services, and power provider. We design, develop, and manufacture equipment that we use in our geothermal and REG power plants. Our intimate knowledge of the equipment that we use in our operations allows us to operate and maintain our power plants efficiently and to respond to operational issues in a timely and cost-efficient manner. Moreover, given the efficient communications among our subsidiary that designs and manufactures the products we use in our operations and our subsidiaries that own and operate our power plants, we are able to quickly and cost effectively identify and repair mechanical issues and to have technical assistance and replacement parts available to us as and when needed.

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

Technological Innovation. We have 73 U.S. patents in force (and have approximately 16 U.S. patents pending) relating to various processes and renewable resource technologies. All of our patents are internally developed. Our ability to draw upon internal resources from various disciplines related to the geothermal power sector, such as geological expertise relating to reservoir management, and equipment engineering relating to power units, allows us to be innovative in creating new technologies and technological solutions.

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

Business Strategy

Our strategy is to continue building a geographically balanced portfolio of geothermal and recovered energy assets, and to continue to be a leader in the geothermal energy market with the objective of becoming a leading global provider of renewable energy. Since 2015, we have begun to implement a number of the elements of a new multi-year strategic plan.  We expect the plan to evolve over time in response to market conditions and other factors.  We intend to implement this strategy through:

•

Development and Construction of New Geothermal Power Plants — continuously seeking out commercially exploitable geothermal resources, developing and constructing new geothermal power plants and entering into long-term PPAs providing stable cash flows in jurisdictions where the regulatory, tax and business environments encourage or provide incentives for such development;

•

Expanding our geographical reach — increasing our business development activities in an effort to grow our business in the global markets in both business segments. While we continue to evaluate global opportunities, we currently see Mexico, Chile, Indonesia and Ethiopia as very attractive markets for us.  We are actively looking at ways to expand our presence in those countries.

•

Acquisition of New Assets — expanding and accelerating growth through acquisition activities globally, aiming to acquire from third parties additional geothermal and Solar PV assets as well as companies that will expedite our entrance into the storage and C&I markets; For example, we recently announced that we will acquire substantially all of the assets and business of VEI, which has nearly a decade of expertise and leadership in demand response, energy management and storage. We expect that this acquisition will enable us to become a significant player in the growing energy storage and demand response markets and to diversify our traditional customer base with new C&I customers.

•

Manufacturing and Providing Products and EPC Services Related to Renewable Energy — designing, manufacturing and contracting power plants for our own use and selling to third parties power units and other generation equipment for geothermal and recovered energy-based electricity generation;

•

Expanding into New Technologies – leveraging our technological capabilities over a variety of renewable energy platforms, including solar power generation and energy storage.  Initially, however, we expect that our focus will be on expanding our core geothermal competencies, such as expanding into steam geothermal generation equipment and facilities.  For example, we announced a collaboration with Toshiba, which we anticipate may facilitate joint development of geothermal systems consisting of Ormat’s binary system and Toshiba’s flash system, among other things. We may acquire companies with integration and technological capabilities we do not currently have, or develop new technology ourselves, where we can effectively leverage our expertise to implement this part of our strategic plan.

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

•

Cost saving by increasing efficiencies — increasing efficiencies in our operating power plants and manufacturing facility including procurement by adding new technologies, restructuring of management control, automating part of our manufacturing work and centralizing our operating power plants.

•

Technological Expertise — investing in research and development of renewable energy technologies and leveraging our technological expertise to continuously improve power plant components, reduce operations and maintenance costs, develop competitive and environmentally friendly products for electricity generation and target new service opportunities.

Recent Developments

The most significant recent developments in our company and business are described below.

●	In February 2017, we decided to start construction to expand the Olkaria III complex in Kenya by an additional 10 MW and increase the complex's capacity to 150 MW during 2018.

●

On January 3, 2017, we announced that on December 29, 2016, we entered into a definitive agreement to acquire substantially all of the business and assets of VEI, a privately held Philadelphia-based company with nearly a decade of expertise and leadership in demand response, energy management and storage. The transaction will mark Ormat’s entry into the growing energy storage and demand response markets, with an established North American presence. Initial consideration for the acquisition is $35 million which will be paid at closing and is subject to adjustment in certain cases. Additional contingent consideration will be payable in two installments subject to the achievement of certain performance milestones measured at the end of fiscal years 2017 and 2020. Closing is expected in early 2017.

●

On December 19, 2016, we announced that we entered into a partnership transaction with a financial investor that allow us to efficiently monetize the federal tax incentives relating to five geothermal power plants located in eastern Nevada. The transaction involves the McGinness Hills geothermal power plant complex and the Tuscarora and Jersey Valley geothermal power plants which, prior to the transaction, were wholly owned by Ormat Nevada, as well as the Don A. Campbell phase 2 geothermal power plant which, prior to the transaction, was part of the ORPD portfolio jointly owned 63.25% by Ormat Nevada and 36.75% by Northleaf Geothermal Holdings LLC, an affiliate of Northleaf Capital Partners. As part of the transaction, the five geothermal power plants were transferred to a newly established limited liability company and the investor purchased membership interests in the limited liability company for an initial purchase price of $62.1 million and for which it will pay additional installments that are expected to amount to approximately $21 million through 2022. Ormat Nevada's share of the initial cash proceeds was $55.2 million.

●

On December 21, 2016, we signed a $50 million loan facility agreement with DEG to refinance our investment in Plant 4 of the Olkaria III complex located in Kenya. The loan will mature in June 2028 and bear interest at a fixed annual rate of 6.28%. The loan will be payable in 20 equal principal payments starting in December 2018.

●

On December 6, 2016, we announced that we signed a $36 million EPC contract with a subsidiary of Cyrq. Under the EPC contract, we will provide one air-cooled OEC at Cyrq’s Soda Lake geothermal power project in northern Nevada. The project is expected to come on line in 2018. The new OEC will increase generation and reduce operating costs by replacing the two currently operating power plants, which were commissioned by Ormat in the late 1980’s and early 1990’s, respectively.

●

On November 30, 2016, we announced that we issued and sold $92.5 million aggregate principal amount of 4.03% Senior Secured Notes due 2033.  The Senior Secured Notes were issued in a private placement transaction exempt from the registration requirements of the Securities Act, and were all purchased by MEAG, the asset manager of Munich Re.  The Senior Secured Notes were assigned an investment grade rating of BBB- by Kroll Rating Agency. We issued the Senior Secured Notes to refinance the costs of development and construction of the first phase of the Don A. Campbell (DAC 1) geothermal power plant, which Ormat initially financed using equity funding.  The DAC 1 power plant is part of the ORPD portfolio.  Our share of the proceeds, net of transaction fees and funding of a debt service reserve account was approximately $55.0 million.

●

On November 29, 2016, we announced that we entered into a 25-year PPA with SCPPA to deliver electricity from our Ormesa geothermal complex in Imperial Valley, California beginning November 30, 2017. The SCPPA PPA will supersede Ormesa’s current 30-year SO#4 with Southern California Edison that has a variable energy rate tied primarily to volatile natural gas prices and that will expire on November 29, 2017. Under the terms of the PPA, energy from the Ormesa complex will be sold to SCPPA at a rate of $77.25 per MWh with no annual escalation. Contract capacity is 35 MW, with a maximum generation equivalent to a net capacity of about 43 MW. SCPPA will resell about 86% of the Ormesa power plants complex’s output to the LADWP and the remaining 14% to the IID.

●

On November 23, 2016, we announced that we closed a follow-on equity transaction with Northleaf. Northleaf purchased a 36.75% equity interest in the second phase of the Don A. Campbell power plant for a purchase price of $44.2 million. The 20.5 MW second phase of the Don A. Campbell geothermal power plant commenced operation in September 2015 and sells its electricity to SCPPA under a 20-year PPA. Following the closing, the power plant was contributed to the existing ORPD portfolio under the terms of ORPD's limited liability company agreement executed by Ormat and Northleaf on April 30, 2015, and then further contributed to Opal, as described above.

●

On September 11, 2016, we announced that we concluded an auction tender and accepted subscriptions for $204 million aggregate principal amount of two tranches (approximately $67 million principal amount of Series 2 and approximately $137 million principal amount of Series 3) of senior unsecured bonds (“Series 2 Bonds”, “Series 3 Bonds” and, collectively, “Bonds”). The Bonds were issued in an unregistered offering outside the United States to investors who are not "U.S. persons", as such term is defined in Regulation S under the Securities Act, and otherwise subject to the requirements of Regulation S. The Series 2 Bonds will mature in September 2020 and bear interest at a fixed rate of 3.7% per annum, payable semi-annually.  The Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by Ormat pursuant to the terms and conditions of the trust instrument that governs the Bonds. Both tranches received a rating of ilA+ from Maloot S&P in Israel with a stable outlook. We used the proceeds from the offering and sale of the Bonds to prepay existing indebtedness, including prepayment fees of approximately $5 million. We expects our annual interest expense to decrease as a result of this refinancing.

●

On August 30, 2016, we announced that we reached an agreement in principle on a proposed settlement with certain former employees of the Company to settle claims brought by such employees against the Company under the qui tam provisions of the False Claims Act. The agreement in principle provides that we make no admission of wrongdoing, and for the release and the dismissal of all claims alleged in the complaint. The settlement agreement was executed on October 25, 2016 and payment of the $11 million settlement was made within 10 days thereafter. Upon payment, the court was provided a joint stipulation for dismissal of the case with prejudice.

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

Pursuant to the agreements, we paid approximately $20.6 million (approximately €18.5 million) to Sageos for approximately 60% interest in GB. In addition, we are committed to further invest $8.4 million (approximately €7.5 million) by July 2018, which will increase our interest to 63.75%. The cash will be used mainly for the enhancement of the power plant.

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

●

On June 28, 2016, we announced that construction was completed at the Veyo Heat Recovery Project in southern Utah. This project was constructed pursuant to a $22.3 million EPC contract signed with Utah Associated Municipal Power Systems (UAMPS) in November 2014, and comprises an air-cooled REG unit at UAMPS’ Kern River Gas Transmission (Kern River) Veyo natural gas compressor station. The project uses an OEC to generate power from heat that otherwise would have been released into the atmosphere. The Veyo REG project was brought online May 26, 2016, a full four months ahead of schedule.

●

On May 19, 2016, we signed supply and EPC contracts worth approximately $36 million with Eastland Group for the Te Ahi O Maui geothermal project located near Kawerau, New Zealand. Under the supply and EPC contracts, Ormat will provide its air-cooled OEC for the project. This project is a partnership between Eastland Generation and the Kawerau AD Ahu Whenua Trust, who are the owners of the land on which the project will be constructed. The construction of the project is expected to be completed in the first half of 2018.

●

On March 30, 2016, we announced that we signed an agreement with a subsidiary of Alevo Group SA, a leading provider of energy storage systems, to jointly build, own and operate the Rabbit Hill Energy Storage Project (Rabbit Hill), located in Georgetown, Texas. We will own and fund the majority of the 10 MW Rabbit Hill energy storage project and under the terms of the agreements, will provide engineering and construction services and balance of plant equipment. Alevo will provide its innovative GridBank®„¢ inorganic lithium ion energy storage system in conjunction with the power conversion systems. In addition, Alevo will provide ongoing management and operations and maintenance services for the life of the project. The project will consist of three GridBank®„¢ enclosures and will provide fast responding regulation services (FRRS) as an open market participant in the Electric Reliability Council of Texas (ERCOT), an independent system operator that manages the flow of electric power to Texas customers.

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

●

Operations of our Electricity Segment

How We Own Our Power Plants. We customarily establish a separate subsidiary to own interests in each power plant. Our purpose in establishing a separate subsidiary for each plant is to ensure that the plant, and the revenues generated by it, will be the only source for repaying indebtedness, if any, incurred to finance the construction or the acquisition (or to refinance the construction or acquisition) of the relevant plant. If we do not own all of the interest in a power plant, we enter into a shareholders agreement or a partnership agreement that governs the management of the specific subsidiary and our relationship with our partner in connection with the specific power plant. Our ability to transfer or sell our interest in certain power plants may be restricted by certain purchase options or rights of first refusal in favor of our power plant partners or the power plant’s power purchasers and/or certain change of control and assignment restrictions in the underlying power plant and financing documents. All of our domestic geothermal and REG power plants are Qualifying Facilities under the PURPA, and are eligible for regulatory exemptions from most provisions of the FPA and certain state laws and regulations.

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

During fiscal year 2016, in the Electricity segment, we focused on the commencement of operations at Olkaria III plant 4. We continued with construction of the Platanares project in Honduras and began construction of the Tungsten and Dixie Meadows projects in Nevada. During fiscal year 2015, we focused on the commencement of operations at the McGinness Hills phase 2 and the Don A. Campbell phase 2 power plants. We continued with construction of Olkaria III plant 4. During fiscal year 2014, we began construction of the Don A. Campbell phase 2 power plant and Olkaria III plant 4.

When deciding whether to continue holding lease rights and/or to pursue exploration activity, we diligently prioritize our prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operations. As a result, during fiscal year 2016, we discontinued exploration activities at three future prospects, including Kula in Hawaii, Aqua quieta and sollipulli in Chile. During fiscal year 2015, we discontinued exploration and development activities at ten future prospects, including Kona and Ulupalakua (Maui) in Hawaii, Warm Springs Tribe and Newberry - Twilight in Oregon, Whirlwind Valley in Utah, Argenta, Hycroft and South Jersey in Nevada and Mariman and Quinohuen in Chile. During fiscal year 2014, we discontinued exploration and development activities at seven exploration sites and one development project, including Huu Dumpo in Indonesia, Mount Spurr in Alaska, San Pablo, San Jose II, and Aroma in Chile, Silver Lake, Summer Lake and Foley Hot Springs in Oregon and Wister in California.

After conducting exploratory studies at those sites, we concluded that the respective geothermal resources would not support commercial operations. Costs associated with exploration activities at these sites were expensed accordingly (see “Write-off of Unsuccessful Exploration Activities” under Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

We added to our exploration activities ten sites in each of the years ended December 31, 2016 and 2015 and four sites during the years ended December 31, 2014.

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

How We Sell Electricity. In the U.S., the purchasers of power from our power plants are typically investor-owned electric utility companies or electric cooperatives. Outside of the U.S., the purchaser is either a state-owned utility or a privately-owned entity and we typically operate our facilities pursuant to rights granted to us by a governmental agency pursuant to a concession agreement. In each case, we enter into long-term contracts (typically, PPAs) for the sale of electricity or the conversion of geothermal resources into electricity. Although previously a power plant’s revenues under a PPA generally consisted of two payments — energy payments and capacity payments, our recent PPAs provide for energy payments only. Energy payments are normally based on a power plant’s electrical output actually delivered to the purchaser measured in kilowatt hours, with payment rates either fixed or indexed to the power purchaser’s “avoided” power costs (i.e., the costs the power purchaser would have incurred itself had it produced the power it is purchasing from third parties) or rates that escalate at a predetermined percentage each year. Capacity payments are normally calculated based on the generating capacity or the declared capacity of a power plant available for delivery to the purchaser, regardless of the amount of electrical output actually produced or delivered. In addition, most of our domestic power plants located in California are eligible for capacity bonus payments under the respective PPAs upon reaching certain levels of generation, or subject to a capacity payment reduction if certain levels of generation are not reached.

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

We have also used financing structures to monetize PTCs, such as our recently announced Opal tax partnership transaction, and other favorable tax benefits derived from the financed power plants and an operating lease arrangement for our Puna complex power plants.

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

Description of Our Leases and Lands

We have domestic leases on approximately 320,800 acres of federal, state, and private land in California, Hawaii, Nevada, New Mexico, Utah and Oregon. The approximate breakdown between federal, state, private leases and owned land is as follows:

•	85% are acres under our control are leased from the U.S. government, acting through the BLM;

•	11% are leases with private landowners and/or leaseholders;

•	2% are owned by us; and

•	the balance are leases with various states, none of which is currently material.

Each of the leases within each of the categories has standard terms and requirements, as summarized below. Internationally, our land position includes approximately 196,200 acres, most of which are for geothermal prospects in Honduras and Indonesia.

BLM Geothermal Leases

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

Description of Our Power Plants

Domestic Operating Power Plants

The following descriptions summarize certain industry metrics for our domestic operating power plants:

Brady Complex

Location	Churchill County, Nevada

Generating Capacity	18 MW

Number of Power Plants	Two (Brady and Desert Peak 2 power plants).

Technology	The Brady complex utilizes binary and flash systems. The complex uses air and water-cooled systems.

Subsurface Improvements	12 production wells and eight injection wells are connected to the plants through a gathering system.

Major Equipment	Three OEC units and three steam turbines along with the Balance of Plant equipment.

Age	The Brady power plant commenced commercial operation in 1992 and a new OEC unit was added in 2004. The Desert Peak 2 power plant commenced commercial operation in 2007.

Land and Mineral Rights	The Brady complex is comprised mainly of BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants. The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases, and the Brady power plant holds rights of way from the BLM and from the private owner that allows access to and from the plant.

Resource Information	The resource temperatures at Brady and Desert Peak 2 are 270 degrees Fahrenheit and 338 degrees Fahrenheit, respectively.

The Brady and Desert Peak geothermal systems are located within the Hot Springs Mountains, approximately 60 miles northeast of Reno, Nevada, in northwestern Churchill County.

The dominant geological feature of the Brady area is a linear NNE-trending band of hot ground that extends two miles.

The Desert Peak geothermal field is located within the Hot Springs Mountains, which form part of the western boundary of the Carson Sink. The structure is characterized by east-titled fault blocks and NNE-trending folds.

Geologic structure in the area is dominated by high-angle normal faults of varying displacement.

Resource Cooling	During the last two years the cooling at Brady has leveled off to a rate of 1 degree Fahrenheit per year. The temperature decline at Desert Peak is approximately two degrees Fahrenheit per year.

Sources of Makeup Water	Condensed steam is used for makeup water.

Power Purchaser	Brady power plant — Sierra Pacific Power Company. Desert Peak 2 power plant — Nevada Power Company.

PPA Expiration Date	Brady power plant — 2022. Desert Peak 2 power plant — 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction in the case of the Brady power plant, and OPC Transaction in the case of the Desert Peak 2 power plant.

Don A. Campbell Complex

Location	Mineral County, Nevada

Generating Capacity	41 MW

Number of Power Plants	Two

Technology	The Don A. Campbell power plants utilize an air-cooled binary system.

Subsurface Improvements	9 production wells and five injection wells are connected to the plants.

Material Equipment	Two air-cooled OEC units with the Balance of Plant equipment.

Age	The phase 1 power plant is in its second year of operation and the Phase 2 power plant commenced operation in September 2015.

Land and Mineral Rights	The Don A. Campbell area is comprised of BLM leases.

Since we the power plants achieved commercial operation, the leases are held by production, as described above in “Description of Our Leases and Lands”.

The project’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Resource Information	The Don A. Campbell geothermal reservoir consists of highly fractured, silicified alluvium over at least two square miles. Production and injection are very shallow with five pumped production wells (from depths of 1,350 feet to 1,900 feet) and three injection wells (from depths of 649 feet to 2,477 feet), all targeting northwest-dipping fractures. The thermal fluids are thought to be controlled by a combination of conductive heat transfer from deeper bedrock and through mixing of upwelling thermal fluids from a deeper geothermal system also contained in the bedrock. The system is considered blind with no surface expression of thermal features.

The temperature of the resource is approximately 259 degrees Fahrenheit.

Resource Cooling	Temperature started declining in mid-2016. We plan to drill a deep injection well to mitigate the decline.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Two separate PPAs with SCPPA.

PPA Expiration Date	The phase 1 PPA expires in 2034 and the Phase 2 PPA expires in 2036

Financing	Phase 1 - 4.03% Senior Secured Notes purchased by Munich Re and the cash grant that we received from the U.S. Treasury.

Phase 2 – Corporate funds and the Opal tax equity transaction.

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

In November 2016, Northleaf purchased a 36.75% equity interest in the Don A. Campbell phase 2 power plant, which was initially added to the existing ORPD portfolio and then contributed to Opal in the tax equity partnership transaction.

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

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The resource supplying the flash flowing Heber 1 wells averages 341 degrees Fahrenheit. The resource supplying the pumped Heber 2 wells averages 316 degrees Fahrenheit.

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

Resource Cooling	Average cooling of one degree Fahrenheit per year was observed during the past 20 years of production.

Sources of Makeup Water	Water is provided by condensate and by the IID.

Power Purchaser	One PPA with Southern California Edison and two PPAs with SCPPA.

PPA Expiration Date	Heber 1 — 2025, Heber 2 — 2023, and Heber South — 2031. The output from the Gould 1 and Gould 2 power plants is sold under the PPAs with Southern California Edison and SCPPA.

Financing	OrCal Senior Secured Notes and ORTP Transaction.

Jersey Valley Power Plant

Location	Pershing County, Nevada

Generating Capacity	10 MW

Number of Power Plants	One

Technology	The Jersey Valley power plant utilizes an air cooled binary system.

Subsurface Improvements	Two production wells and four injection wells are connected to the plant through a gathering system. The third production well is not connected to the power plant and will be used in the future as required.

Major Equipment	Two OEC units together with the Balance of Plant equipment.

Age	Construction of the power plant was completed at the end of 2010 and the off-taker approved commercial operation status under the PPA effective on August 30, 2011.

Land and Mineral Rights	The Jersey Valley area is comprised of BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plant.

The power plant’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from leased property and access across leased property under surface rights granted in leases from BLM.

Resource Information	The Jersey Valley geothermal reservoir consists of a small high-permeability area surrounded by a large low-permeability area. The high-permeability area has been defined by wells drilled along an interpreted fault trending west-northwest. Static water levels are artesian; two of the wells along the permeable zone have very high productivities, as indicated by Permeability Index (PI) values exceeding 20 gpm/psi. The average temperature of the resource is 313 degrees Fahrenheit.

Resource Cooling	The rate of cooling was four degrees Fahrenheit in 2015 but it has been moderating since we reduced the injection rate in a well near the production wells. To offset the reduction of injection in this well, we diverted more fluid to farther away wells (by increasing injection pressure).

Power Purchaser	Nevada Power Company

PPA Expiration Date	2032

Financing	OFC 2 Senior Secured Notes, corporate funds, ITC cash grant from the U.S. Treasury and the Opal transaction.

Mammoth Complex

Location	Mammoth Lakes, California

Generating Capacity	29 MW

Number of Power Plants	Three (G-1, G-2, and G-3).

Technology	The Mammoth complex utilizes air cooled binary systems.

Subsurface Improvements	Ten production wells and five injection wells are connected to the plants through a gathering system.

Major Equipment	Two new OECs and six turbo-expanders together with the Balance of Plant equipment.

Age	The G-1 plant commenced commercial operations in 1984 and the G-2 and G-3 power plants commenced commercial operation in 1990. We recently replaced the equipment at the G-1 plant with new OECs.

Land and Mineral Rights	The total Mammoth area is comprised mainly of BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

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

The produced fluid has no scaling potential.

Resource Cooling	In the last three years the temperature has stabilized and there is no notable decline, although one degree Fahrenheit per year was observed during the prior 20 years of production.

Power Purchaser	G1 and G3 plants — PG&E and G2 plant — Southern California Edison.

PPA Expiration Date	G-1 and G-3 plants — 2034 and G-2 plant — 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction.

McGinness Hills Complex

Location	Lander County, Nevada

Generating Capacity	86 MW

Number of Power Plants	Two

Technology	The McGinness Hills complex utilizes an air cooled binary system.

Subsurface Improvements	Ten production wells and six injection wells are connected to the power plant.

Material Equipment	Six air cooled OEC units with the Balance of Plant equipment.

Age	The first phase commenced commercial operation on July 1, 2012, and the second phase on February 1, 2015.

Land and Mineral Rights	The McGinness Hills area is comprised of private and BLM leases.

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

Resource Cooling	The temperature has been stable since the first phase began operation with no notable cooling.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Nevada Power Company

PPA Expiration Date	2033

Financing	OFC 2 Senior Secured Notes, ITC cash grant from the U.S. Treasury for Phase 1 and the Opal transaction

Brawley Complex (formerly known as North Brawley)

Location	Imperial County, California

Generating Capacity	18 MW (See supplemental information below)

Number of Power Plants	One

Technology	The Brawley power plant utilizes a water-cooled binary system.

Subsurface Improvements	36 wells have been drilled and are connected to the plants through its gathering system. As we improved our knowledge of the reservoir, we moved some of the wells between production and injection and left some idle. Currently, we have 13 wells connected to the production header and 23 wells, connected to the injection header.

Major Equipment	Five OEC units together with the Balance of Plant equipment.

Age	The power plant commenced commercial operation on March 31, 2011.

Land and Mineral Rights	The total Brawley area is comprised of private leases. The leases are held by production. The scheduled expiration date for all of these leases is after the end of the expected useful life of the power plant.

The plant’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	Brawley production is from deltaic and marine sedimentary sands and sandstones deposited in the subsiding Salton Trough of the Imperial Valley. Based on seismic refraction surveys the total thickness of these sediments in the Brawley area is over 15,000 feet. The shallow production reservoir (from depths of 1,500 to 4,500 feet) that was developed is fed by fractures and matrix permeability and is conductively heated from the underlying fractured reservoir which convectively circulates magmatically heated fluid. Produced fluid salinity ranges from 20,000 to 50,000 ppm, and the moderate scaling and corrosion potential is chemically inhibited. The temperature of the deeper fractured reservoir fluids exceed 525 degrees Fahrenheit, but the fluid is not yet developed because of severe scaling and corrosion potential. The deep reservoir is not dedicated to the Brawley power plant.

The average produced fluid resource temperature is 310 degrees Fahrenheit.

Resource Cooling	Temperature depends on the mix of operating production wells that we use.

Sources of Makeup Water	Water is provided by the IID.

Power Purchaser	Southern California Edison

PPA Expiration Date	2031.

Financing	Corporate funds and ITC cash grant from the U.S. Treasury.

Supplemental Information	We are currently selling the power generated by the Brawley complex to Southern California Edison under the existing PPA at a capacity level of approximately 10 MW and we are planning to increase it to 18 MW by the end of 2017. We developed a more robust chemical supply system to our production wells. The problems with the previous system caused premature failures of the production pumps. With the new system, we plan to activate several idle wells and recently drilled well at the area of east Brawley, which will enable us to increase generation.

OREG 1 Power Plant

Location	Four gas compressor stations along the Northern Border natural gas pipeline in North and South Dakota.

Generating Capacity	22 MW

Number of Units	Four

Technology	The OREG 1 power plant utilizes our air cooled OEC units.

Major Equipment	Four WHOH and four OEC units together with the Balance of Plant equipment.

Age	The OREG 1 power plant commenced commercial operations in 2006.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Basin Electric Power Cooperative

PPA Expiration Date	2031

Financing	Corporate funds.

Supplemental Information	In April 2015, we closed an equity transaction with Northleaf in which Northleaf acquired a 36.75% equity interest in ORPD. ORPD owns the Puna complex, the Don A. Campbell phase 1 power plant, and the OREG 1, OREG 2, and OREG 3 power plants. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

OREG 2 Power Plant

Location	Four gas compressor stations along the Northern Border natural gas pipeline; one in Montana, two in North Dakota, and one in Minnesota.

Generating Capacity	22 MW

Number of Units	Four

Technology	The OREG 2 power plant utilizes our air cooled OEC units.

Major Equipment	Four WHOH and four OEC units together with the Balance of Plant equipment.

Age	The OREG 2 power plant commenced commercial operations during 2009.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Basin Electric Power Cooperative

PPA Expiration Date	2034

Financing	Corporate funds.

Supplemental Information	In April 2015, we closed an equity transaction with Northleaf in which Northleaf acquired a 36.75% equity interest in ORPD. ORPD owns the Puna complex, the Don A. Campbell phase 1 power plant, and the OREG 1, OREG 2, and OREG 3 power plants. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

OREG 3 Power Plant

Location	A gas compressor station along Northern Border natural gas pipeline in Martin County, Minnesota.

Generating Capacity	5.5 MW

Number of Units	One

Technology	The OREG 3 power plant utilizes our air cooled OEC units.

Major Equipment	One WHOH and one OEC unit along with the Balance of Plant equipment.

Age	The OREG 3 power plant commenced commercial operations during 2010.

Land	Easement from NBPL.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Great River Energy

PPA Expiration Date	2029

Financing	Corporate funds.

Supplemental Information	In April 2015, we closed an equity transaction with Northleaf in which Northleaf acquired a 36.75% equity interest in ORPD. ORPD owns the Puna complex, the Don A. Campbell phase 1 power plant, and the OREG 1, OREG 2, and OREG 3 power plants. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “ORPD transaction”.

OREG 4 Power Plant

Location	A gas compressor station along natural gas pipeline in Denver, Colorado.

Generating Capacity	3.5 MW

Number of Units	One

Technology	The OREG 4 power plant utilizes our air cooled OEC units.

Major Equipment	Two WHOH and one OEC unit together with the Balance of Plant equipment.

Age	The OREG 4 power plant commenced commercial operations during 2009.

Land	Easement from Trailblazer Pipeline Company.

Access to Property	Direct access to the plant from public roads.

Power Purchaser	Highline Electric Association

PPA Expiration Date	2029

Financing	Corporate funds.

Ormesa Complex

Location	East Mesa, Imperial County, California

Generating Capacity	40 MW

Number of Power Plants	Three (OG I, OG II and GEM 3). The GEM 2 plant was taken off line during 2015 due to plant operation optimization.

Technology	The OG plants utilize a binary system and the GEM plant utilize a flash system. The complex uses a water cooling system.

Subsurface Improvements	24 production wells and 57 injection wells connected to the plants through a gathering system.

Material Major Equipment	8 OEC units and one steam turbines with the Balance of Plant equipment.

Age	The various OG I plants commenced commercial operations between 1987 and 1989, and the OG II plant commenced commercial operation in 1988. Between 2005 and 2007 a significant portion of the old equipment in the OG plants was replaced (including turbines through repowering). The GEM plant commenced commercial operation in 1989, and a new bottoming unit was added in 2007.

Land and Mineral Rights	The total Ormesa area is comprised of BLM leases. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Resource Information	The average resource temperature is 308 degrees Fahrenheit. Production is from sandstones.

Productive sandstones are between 1,800 and 6,000 feet, and have only matrix permeability. The currently developed thermal anomaly was created in geologic time by conductive heating and direct outflow from an underlying convective fracture system. Produced fluid salinity ranges from 2,000 ppm to 13,000 ppm, and minor scaling and corrosion potential is chemically inhibited.

Resource Cooling	In the last year, the temperature has declined by two degrees Fahrenheit.

Sources of Makeup Water	Water is provided by the IID.

Power Purchaser	Southern California Edison under a single PPA.

PPA Expiration Date	November 29, 2017. New PPA was signed with SCPPA as described below.

Financing	OFC Senior Secured Notes and ORTP Transaction.

Supplemental Information	We recently entered into a 25-year PPA with SCPPA that will begin on November 30, 2017. This PPA will supersede the current 30-year SO#4 with Southern California Edison that has a variable energy rate tied primarily to volatile natural gas prices. Under the terms of the new PPA, energy from the power plant will be sold to SCPPA at a rate of $77.25 per megawatt hour with no annual escalation. Contract capacity is 35 MW, with a maximum generation equivalent to a net capacity of about 43 MW.

Puna Complex

Location	Puna district, Big Island, Hawaii

Generating Capacity	38 MW

Number of Power Plants	Two

Technology	The Puna plants utilize our geothermal combined cycle and binary systems. The plants use an air cooled system.

Subsurface Improvements	Six production wells and five injection wells connected to the plants through a gathering system.

Major Equipment	One plant consists of ten OEC units made up of ten binary turbines, ten steam turbines and two bottoming units along with the Balance of Plant equipment. The second plant consists of two OEC units along with Balance of Plant equipment.

Age	The first plant commenced commercial operations in 1993. The second plant was placed in service in 2011 and commenced commercial operation in 2012.

Land and Mineral Rights	The Puna complex is comprised of a private lease. The private lease is between PGV and KLP and it expires in 2046. PGV pays an annual rental payment to KLP, which is adjusted every five years based on the CPI.

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

• For the first on-peak 25 MW, the energy is still based on HELCO's avoided cost.

• For the next on-peak 5 MW, the energy price has changed from a diesel-based price to a flat rate of 11.8 cents per kWh, escalating by 1.5% per year.

•  For the new on-peak 8 MW, the price is 9 cents per kWh for up to 30,000 MWh/year and 6 cents per kWh above 30,000 MWh/year, escalating by 1.5% per year. We recently signed an agreement for the period between February 1, 2017 and December 31, 2017 that waives the 30,000 kWh threshold requirements such as the price for energy delivered during on-peak hours shale be 6 cents per kWh regardless of the amount of MWh delivered.

• For the first off-peak 22 MW the energy price has not changed from avoided cost.

The off-peak energy above 22 MW is dispatchable:

1. For the first off-peak 5 MW, the price has changed from a diesel-based price to a flat rate of 11.8 cents per kWh, escalating by 1.5% per year.

2. For the energy above 27 MW (up to 38 MW), the price is 6 cents per kWh, escalating by 1.5% per year.

The capacity payment for the first 30 MW remains the same ($160 kW/year for the first 25 MW and $100.95 kW/year for the additional 5 MW). For the new 8 MW power plant the annual capacity payment is $2 million.

Steamboat Complex

Location	Steamboat, Washoe County, Nevada

Generating Capacity	73 MW

Number of Power Plants	Six (Steamboat 2 and 3, Burdette (Galena 1), Steamboat Hills, Galena 2 and Galena 3).

Technology	The Steamboat complex utilizes a binary system (except for Steamboat Hills, which utilizes a single flash system). The complex uses air and water cooling systems.

Subsurface Improvements	24 production wells and 11 injection wells connected to the plants through a gathering system.

Major Equipment	Nine individual air-cooled and one water-cooled OEC units, and one steam turbine together with the Balance of Plant Equipment.

Age	The power plants commenced commercial operation in 1992, 2005, 2007 and 2008. During 2008, the Rotoflow expanders at Steamboat 2 and 3 were replaced with four turbines manufactured by us.

Land and Mineral Rights	The total Steamboat area is comprised of 41% private leases, 41% BLM leases and 18% private land owned by us. The leases are held by production. The scheduled expiration dates for all of these leases are after the end of the expected useful life of the power plants.

The complex’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

We have easements for the transmission lines we use to deliver power to our power purchasers.

Resource Information	The resource temperature at the lower area averages 272 degrees Fahrenheit. The resource at Steamboat Hills averages 348 degrees Fahrenheit.

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

Resource Cooling	Historically, the resource temperature declined at two degrees Fahrenheit per year, however, since the expansion of the complex, the rate of decline has been approximately five degrees Fahrenheit per year (see “Supplemental Information” below). In 2016, temperature decline moderated to three degrees Fahrenheit in the lower area and four degrees Fahrenheit in Steamboat Hills.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the leases.

Sources of Makeup Water	Water is provided by condensate and the local utility.

Power Purchaser	Sierra Pacific Power Company (for Steamboat 2 and 3, Burdette (Galena1), Steamboat Hills, and Galena 3) and Nevada Power Company (for Galena 2).

PPA Expiration Date	Steamboat 2 and 3 — 2022, Burdette (Galena1) — 2026, Steamboat Hills — 2018, Galena 3 — 2028, and Galena 2 — 2027.

Financing	OFC Senior Secured Notes and ORTP Transaction (Steamboat 2 and 3, and Burdette (Galena1)) and OPC Transaction (Steamboat Hills, Galena 2, and Galena 3)

Supplemental information	In 2016 a new injection well was connected to the power plant and an old injection well that was cooling production was shut down.

Tuscarora Power Plant

Location	Elko County, Nevada

Projected Generating Capacity	18 MW

Number of Power Plants	One

Technology	The Tuscarora power plant utilizes a water cooled binary system.

Subsurface Improvements	Three production and six injection wells are connected to the power plant. A fourth production well is planned for 2017 and should be in place by mid-year.

Major Equipment	Two water cooled OEC units with the Balance of Plant equipment.

Age	The power plant commenced commercial operation on January 11, 2012.

Land and Mineral Rights	The Tuscarora area is comprised of private and BLM leases.

The leases are currently held by payment of annual rental payments, as described above in “Description of Our Leases and Lands”.

The plant’s rights to use the geothermal and surface rights under the leases are subject to various conditions, as described above in “Description of Our Leases and Lands”.

Resource Information	The Tuscarora geothermal reservoir consists of an area of approximately 2.5 square miles. The reservoir is contained in both Tertiary and Paleozoic (basement) rocks. The Paleozoic section consists primarily of sedimentary rocks, overlain by tertiary volcanic rocks. Thermal fluid in the native state of the reservoir flows upward and to the north through apparently southward-dipping, basement formations. At an elevation of roughly 2,500 feet with respect to mean sea level, the upwelling thermal fluid enters the tertiary volcanic rocks and flows directly upward, exiting to the surface at Hot Sulphur Springs.

The average resource temperature is 335 degrees Fahrenheit.

Resource Cooling	We expect gradual decline in the cooling trend from two degrees Fahrenheit per year in the next two to three years, to less than one degree Fahrenheit per year over the long term.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Sources of Makeup Water	Water is provided from five water makeup wells.

Power Purchaser	Nevada Power Company

PPA Expiration Date	2032

Financing	OFC 2 Senior Secured Notes, ITC cash grant from the U.S. Treasury and the OrLeaf transaction.

Supplemental information	Due to the draught years, supply of make-up water for the plant cooling system is declining. With the increase in ambient temperatures, during the summer months we have experienced shortfall at levels that required at certain times reduction in plant generation. In 2016 a new production well was drilled and will be on line in 2017. Cooling water supply continues to curtail production in the summer.

Foreign Operating Power Plants

The following descriptions summarize certain industry metrics for our foreign operating power plants:

Amatitlan Power Plant (Guatemala)

Location	Amatitlan, Guatemala

Generating Capacity	20 MW

Number of Power Plants	One

Technology	The Amatitlan power plant utilizes an air cooled binary system and a small back pressure steam turbine (1 MW).

Subsurface Improvements	Five production wells and two injection wells connected to the plants through a gathering system.

Major Equipment	Two OEC units and one steam turbine together with the Balance of Plant equipment.

Age	The plant commenced commercial operation in 2007.

Land and Mineral Rights	Total resource concession area (under usufruct agreement with INDE) is for a term of 25 years from April 2003. Leased and company owned property is approximately three percent of the concession area. Under the agreement with INDE, the power plant company pays royalties of 3.5% of revenues up to 20.5 MW generated and 2% of revenues exceeding 20.5 MW generated.

The generated electricity is sold at the plant fence. The transmission line is owned by INDE.

Resource Information	The resource temperature is an average of 520 degrees Fahrenheit.

The Amatitlan geothermal area is located on the north side of the Pacaya Volcano at approximately 5,900 feet above sea level.

Hot fluid circulates up from a heat source beneath the volcano, through deep faults to shallower depths, and then cools as it flows horizontally to the north and northwest to hot springs on the southern shore of Lake Amatitlan and the Michatoya River Valley.

Resource Cooling	Approximately two degrees Fahrenheit per year.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchasers	INDE and another local purchaser.

PPA Expiration Date	The PPA with INDE expires in 2028.

Financing	Senior secured limited recourse project finance loan from Banco Industrial S.A. and Westrust Bank (International) Limited.

Bouillante power plant (Guadeloupe Island)

Location	Guadeloupe Island, a French territory in the Caribbean

Generating Capacity	15 MW

Number of Power Plants	One

Technology	The Bouillante power plant uses direct steam turbines.

Subsurface Improvements	Two production wells and one injection well connected to the plant through a gathering system.

Major Equipment	One steam turbine together with the Balance of Plant equipment.

Age	The plant commenced commercial operation in 1996.

Land and Mineral Rights	Geothermal concession of roughly 24 square miles valid through April 30, 2050. Facilities located on land held in fee, as well as long-term leases and easements.

Resource Information	The resource temperature is an average of 485 degrees Fahrenheit. Production comes from a fault that extends from the mountain into the ocean.

Resource Cooling	The resource temperature is stable.

Access to Property	Direct access to site through public roads.

Power Purchaser	EDF.

PPA Expiration Date	15-year PPA until 2031.

Financing	Corporate funds

Supplemental information	The project is owned 80% interest jointly by Ormat and CDC allocated 75% to Ormat and 25% to CDC. Ormat and CDC will gradually increase their combined interest in the project to 85% and Sageos will hold the remaining balance.

Olkaria III Complex (Kenya)

Location	Naivasha, Kenya

Generating Capacity	139 MW

Number of Power Plants	Five (Olkaria III Phase 1 and Olkaria III Phase 2, together Plant 1, Plant 2, Plant 3 and Plant 4).

Technology	The Olkaria III complex utilizes an air cooled binary system.

Subsurface Improvements	18 production wells and five injection wells connected to the plants through a gathering system.

Major Equipment	13 OEC units together with the Balance of Plant equipment.

Age	Plant 4 commenced commercial operation in January 2016, Plant 3 in January 2014 and Plant 2 in April 2013. The first phase of Plant 1 commenced operation in 2000 and the second phase in 2009.

Land and Mineral Rights	The total Olkaria III area is comprised of government leases. A license granted by the Kenyan government provides exclusive rights of use and possession of the relevant geothermal resources for an initial period of 30 years, expiring in 2029, which initial period may be extended for two additional five-year terms. The Kenyan Minister of Energy has the right to terminate or revoke the license in the event work in or under the license area stops during a period of six months, or there is a failure to comply with the terms of the license or the provisions of the law relating to geothermal resources. Royalties are paid to the Kenyan government monthly based on the amount of power supplied to the power purchaser and an annual rent.

The power generated is purchased at the metering point located immediately after the power transformers in the 220 kV sub-station within the power plant, before the transmission lines, which belong to the utility.

Resource Information	The average resource temperature is 570 degrees Fahrenheit.

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

Resource Cooling	The resource temperature is stable.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchaser	KPLC

PPA Expiration Date	Plan 2 in 2033, Plant 1 in 2034, Plant 3 in 2034 and Plant 4 in 2036

Financing	Senior secured project finance loan from OPIC and a subordinated loans from DEG.

Supplemental information	We are planning to add additional 10 MW that will come on line during 2018.

Zunil Power Plant (Guatemala)

Location	Zunil, Guatemala

Generating Capacity	23 MW (see “Supplemental Information” below for information on current generating capacity)

Number of Power Plants	One

Technology	The Zunil power plant utilizes an air cooled binary system.

Subsurface	Six production wells and two injection wells are connected to the plant through a gathering system.

Major Equipment	Seven OEC units together with the Balance of Plant equipment.

Age	The plant commenced commercial operation in 1999.

Land and Mineral Rights	The land owned by the plant includes the power plant, workshop and open yards for equipment and pipes storage.

Pipelines for the gathering system transit through a local agricultural area’s right of way acquired by us.

The geothermal wells and resource are owned by INDE.

Our produced power is sold at our property line; power transmission lines are owned and operated by INDE.

Resource Information	The Zunil geothermal reservoir is hosted in Tertiary volcanic rocks which include overly fractured granodiorite. Production wells produce a reservoir from 536-572 degrees Fahrenheit to a depth of approximately 2,860-4,300 feet. A shallow steam cap exists in the production area of the field, and most of the wells produce high enthalpy fluid due to the presence of two-phase conditions in their feed zones. The wells target northwest- and northeast-trending fractures for permeability. These fractures are also thought to control upwelling from the volcanically-heated source. The upwelling fluids form a steam cap, and fluids and steam reach the surface along fractures, forming springs and fumaroles throughout the geothermal field.

Resource Cooling	The resource temperature is stable.

Access to Property	Direct access to public roads.

Power Purchaser	INDE

PPA Expiration Date	2034

Supplemental Information	In January 2014, we signed an amendment to the PPA with INDE to extend its term by 15 years until 2034.

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

According to the PPA amendment, payments for the Zunil plant will be made as follows:
1. Capacity payment:
a. Until 2019, the capacity payment will be calculated based on a 24 MW generating capacity regardless of the actual performance of the power plant.
b. From 2019 on, the capacity payment will be based on actual delivered capacity and the capacity rate will be reduced.
2. Energy payment:
a. From January 2014 until 2034, the energy payment will include a geothermal field O&M rate based on actual delivered energy in addition to the energy rate on actual delivered energy.
b. From 2019 on, the energy rate on delivered energy will increase and will compensate the reduction in capacity price.

Projects under Construction

Some of our projects are in various stages of construction and include some projects that we have fully released for construction and two projects that are in initial stages of construction.

The following is a description of projects in the U.S., Honduras, Kenya and Indonesia that were released for, and are in different stages of, construction. These projects are expected to have a total generating capacity of 110 MW (representing our interest).

Olkaria III – Plant 1 Repowering (Kenya)

Location	Naivasha, Kenya

Projected Generating Capacity	10MW

Projected Technology	The power plant will utilize an air cooled binary system.

Condition	Drilling of the first well is pending permit. Construction start is planned for the second quarter of 2017.

Subsurface Improvement	We plan to drill two new production wells.

Land and Mineral Rights	The total Olkaria III area is comprised of government leases. See description above under “Olkaria III Complex”.

Resource Information	The Olkaria III geothermal field is on the west side of the greater Olkaria geothermal area located within the Rift Valley at approximately 6,890 feet above sea level.

Hot geothermal fluids rise up from deep in the northeastern portion of the concession area through low permeability at a shallow depth to a high productivity two-phase region from 3,280 to 4,270 feet above sea level.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted pursuant to the lease agreement.

Power Purchaser	2034.

Financing	Corporate finance.

Projected Operation	First half of 2018.

Supplemental Information	We plan to add additional OEC unit to the existing Olkaria III Plant 1. The generated electricity from the new unit will be sold under Plant 1 PPA.

Platanares

Location	Copan, Honduras

Projected Generating Capacity	35 MW

Projected Technology	The plant will utilize an air cooled binary system.

Condition	Construction ongoing. Production temperature is 354 degrees Fahrenheit with high productivity.

Subsurface Improvement	We have successfully drilled 4 production wells and 2 injection wells.

Land and Mineral Rights	The project is located within a geothermal concession granted by the Department of Energy, Natural Resources, Environment, and Mines (SERNA), and located on fee land owned by GeoPlatanares and on land under lease from various private and public entities. The concession conveys to GeoPlatanares the right to exploit the geothermal resources contained within. The transmission corridor consists of easement agreements between GeoPlatanares and various private and public entities.

Resource Information	The project is located along a narrow river valley in western Honduras. The field is covered mostly by Miocene volcanic deposits. Numerous boiling hot springs and fumaroles emit along active faults along an area around two miles in length. The geothermal reservoir is supported by highly fractured volcanic and metasedimentary rock units. Wells are less than 800 meter deep.

Access to Property	Public roads provide access to the project area. In order to improve access for heavy equipment and large loads, GeoPlatanares has entered into a lease agreement with a private landowner for a small segment of road linking two leased parcels

Power Purchaser	30-year PPA with ENEE, the national utility of Honduras.

Financing	Corporate funds during construction.

Supplemental Information	We hold the assets, including the project’s wells, land, permits and a PPA, under a BOT structure for 15 years from the date of commercial operation. Commercial operation is expected before the end of 2017.

Sarulla (Indonesia)

Location	Tapanuli Utara North Sumatra Namura I Langit area, Indonesia.

Ownership	SOL is a consortium consists of Medco Energi Internasional Tbk, Inpex Corporation, Itochu Corporation, Kyushu Electric Power Co. Inc., and one of our wholly owned subsidiaries that hold 12.75% interest.

Projected Generating Capacity	Three phases with a total of approximately 321 MW (Ormat’s share is approximately 41MW)

Projected Technology	Integrated Geothermal Combined Cycle Unit comprised of 3 back pressure steam turbines and 18 OEC units.

Condition	The first phase with a 110 MW generating capacity is currently under testing and expected to commence operation in March 2017. For the second phase power plant, engineering and procurement has been substantially completed, site construction is in progress and all of the major generating units including those to be supplied by Ormat were delivered. For the third phase, engineering, procurement and construction work at the site are in progress and manufacturing of equipment to be supplied by Ormat is underway as planned. Drilling for the second and third phases is still ongoing and the project has achieved to date, based on preliminary estimates, approximately 80% of the required production capacity and over 85% of the required injection capacity.

Land and Mineral Rights	Most of the land for the project was acquired from private owners with some land leased from governmental agencies.

Resource Information	Two field areas, NIL and SIL host a liquid-dominated system. Previously drilled wells have temperatures from 275°C to 310°C. Flow tests of the first SOL partnership well, N2n-1, predict 22 NMW single well capacity with 751 T/hr total flow and 125 T/hr steam flow at 12.5 bar and 1126 kJ/kg. Both fields are within a tectonic half graven adjacent to the Great Sumatran Fault. In addition to highly encouraging production results, extensive surface manifestations, including fumaroles, boiling hot springs, and alteration, highlight an extensive area of productivity.

Access to Property	Access to property for the project has been secured.

Power Purchaser	30-year Energy Sales Contract with PT PLN (the state electric utility)

Financing	In May 2014, the consortium reached financial closing on $1.17 billion to finance the development of the project with a consortium of lenders comprised of JBIC, the Asian Development Bank and six commercial banks and obtained construction and term loans under a limited recourse financing package backed by political risk guarantee from JBIC.

Projected Operation	The project will be constructed in three phases with a total of 321 MW, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of operations is expected to commence commercial operation in March 2017, the second phase is expected to commence operations toward the end of 2017 and commercial operation of the third phase is still expected to commence 18 months after the scheduled commercial operation of the first phase, in 2018.

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

The project has missed a few milestones defined under the loan documents, but has received waivers from the lenders and as of now the project is in compliance with lenders requirements. The project is still experiencing delays in the field development and cost overruns resulting from delays and excess drilling costs. Due to the cost overrun in drilling, the lenders have requested from the sponsors to commit for additional equity. The sponsors have agreed and financing documents were revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved.

Tungsten (U.S.)

Location	Churchill County, Nevada

Projected Generating Capacity	24 MW

Projected Technology	The plant will utilize an air cooled binary system.

Condition	Field development of the Tungsten plant is ongoing and site construction has started. Production temperature is 274 degrees Fahrenheit with measured high permeability.

Subsurface Improvement	We have successfully drilled four production wells and three injection wells.

Land and Mineral Rights	The Tungsten area is comprised of BLM land.

Resource Information	The project exploits blind resource (no hot springs or fumaroles) in an area of complex faulting associated with the range front fault on the western side of Edwards Creek Valley. Wells are 1650 to 4500 feet deep.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Under negotiation.

Financing	Corporate funds during construction.

Supplemental Information	Commercial operation is expected by the end of 2017.

The following is a description of projects in California and Nevada with an expected total generating capacity of between 65 MW and 70 MW that are in an initial stage of construction:

Dixie Meadows (U.S.)

Location	Churchill County, Nevada

Projected Generating Capacity	15-20 MW

Projected Technology	The plant will utilize an air cooled binary system.

Condition	Field development of the Dixie Meadows plant is ongoing. Production temperature was 292 degrees Fahrenheit on a short flow test with measured high productivity.

Subsurface Improvement	We have successfully drilled one production well and one other which we are considering whether it will be used for injection or as a production well.

Land and Mineral Rights	The Dixie Meadows area is comprised of BLM and private land.

Resource Information	The resource is located in an area of complex faulting with fumaroles and numerous hot springs associated with faults on the western side of Dixie Valley. The production well is 4758 feet deep.

Access to Property	Direct access to public roads from the leased property and access across the leased property are provided under surface rights granted in leases from BLM.

Power Purchaser	Under negotiation.

Financing	Corporate funds during construction.

Supplemental Information	Commercial operation is expected by the end of 2018.

Carson Lake Project (U.S.)

Location	Churchill County, Nevada

Projected Generating Capacity	20 MW

Projected Technology	The Carson Lake power plant will utilize a binary system.

Condition	Initial stage of construction.

Subsurface Improvements	We drilled one well in 2016 that did not meet the commercial criteria. However, this well provided us with more data on the resource. We are currently evaluating the next development steps for the project..

Land and Mineral Rights	The Carson Lake area is comprised of BLM leases.

The leases are currently held by the payment of annual rental payments, as described above in “Description of Our Leases and Lands.”

Unless steam is produced in commercial quantities, the primary term for these leases will expire commencing August 31, 2016. Ormat is considering extending the terms of the lease.

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

Future Projects

Projects under Various Stages of Development

We also have projects under various stages of development in the U.S., Guadeloupe and Kenya. We expect to continue to explore these and other opportunities for expansion so long as they continue to meet our business objectives and investment criteria.

The following is a description of the projects currently under various stages of development and for which we are able to estimate their expected generating capacity. Upon completion of these projects, the generating capacity of the geothermal projects would approximately 70 MW (representing our interest). However, we prioritize our investments based on their readiness for continued construction and expected economics and therefore we are not planning to invest in all of such projects in 2017.

McGinness Hills Phase 3 (Nevada)

We are developing the 45 MW McGinness Hills phase 3 project that will be added to the McGinness Hills complex on BLM leases located in Lander County, Nevada. We started the drilling activity and we are in advanced stage of securing a PPA. We expect this project to come online either in 2018 or 2019.

Bouillante power plant (Guadeloupe Island)

We are planning to increase the capacity of the Bouillante project by an additional 5 MW to 10 MW. The power plant currently sells its electricity under a 15-year PPA that was entered into in February 2016 with EDF that allows us to sell up to 14.75MW.

Menengai Project (Kenya)

On November 3, 2014, our majority owned Kenyan subsidiary (the Project Company) owned by Ormat (51%), Symbion Power LLC (24.5%) and Civicon Ltd. (24.5%), signed a 25-year PPA with KPLC and a project implementation and steam supply agreement (PISSA) with GDC for the 35 MW Menengai geothermal project in Kenya.

Under the PISSA agreement, the Project Company will finance, design, construct, install, operate and maintain the 35MW Menengai steam plant on a build-own-operate (BOO) basis for 25 years. GDC, which is wholly owned by the Government of Kenya, will develop the geothermal resource, supply the steam for conversion to electricity and maintain the geothermal field through the term of the agreement. The Project Company expects to start construction upon financial closing.

Future Prospects

We have a substantial land position that is expected to support future development on which we have started or plan to start exploration activity. When deciding whether to continue holding lease rights and/or to pursue exploration activity, we diligently prioritize our prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operations. As a result, during fiscal year 2016, we discontinued exploration activities at three prospects, including Kula in Hawaii, Aqua Quieta in Nevada and Sollipulli in Chile.

Our current land position is comprised of various leases, concessions and private land for geothermal resources of approximately 294,000 acres in 34 prospects including the following:

Nevada (15)

1.	Alum	Exploration studies in progress;
2.	Baltazor	Exploration studies in progress;
3.	Colado	Exploration studies in progress;
4.	Dixie Comstock	Exploration studies in progress;
5.	Don A. Campbell - Phase 3	Not pursuing at this time;
6.	Edwards Creek	Exploration studies in progress;
7.	Horsehaven (formerly Beowawe)	Exploration studies in progress;
8.	North Valley	Exploration studies in progress;
9.	New York Canyon	Exploration studies in progress;
10.	Pearl Hot Springs	Lease acquired but no further action has been taken yet;
11.	Ruby Valley	Lease acquired but no further action has been taken yet;
12.	Rhodes Marsh	Exploration studies in progress;
13.	South Brady	Exploration studies in progress;
14.	Trinity	Exploration studies in progress; and
15.	Tuscarora – Phase 2	Assessment for future expansion.

California (3)

1.	Glamis	Exploration studies in progress;
2.	Rhyolite Plateau	Exploration studies in progress; and
3.	Truckhaven	Exploration studies in progress;

Oregon (3)

1.	Crump Geyser	Completed exploration studies. Started exploration drilling
2.	Glass Buttes - Midnight Point	Completed exploration studies. Started exploration drilling
3.	Lakeview/ Goose Lake	Completed exploration studies. Started exploration drilling

New Mexico (1)

1.	Rincon	Completed exploration studies. Started exploration drilling

Utah (2)

1.	Pavant	Exploration studies in progress;
2.	Roosevelt Hot Springs	Exploration studies in progress;

Guatemala (2)

1.	Amatitlan Phase II	Exploration studies in progress; and
2.	Tecumburu	Waiting for additional land acquisition.

Guadeloupe (1)

1.	Boiullante	Exploration studies in progress

New Zealand (1)

1.	Tikitere	Signed BOT agreement; exploratory drilling is pending resource consent acceptance.

Indonesia (1)

1.	Ungaran	Exploration studies in progress

Honduras (1)

1.	San Ignacio (12 Tribes)	Exploration studies in progress;

Ethiopia (4)

1.	Boku	Under exploration studies;
2.	Dofan	Under exploration studies;
3.	Dugumo Fango	Under exploration studies; and
4.	Shashamane	Under exploration studies.

We also have an option to enter into a geothermal lease in Oregon covering approximately 44,000 acres under a lease option agreement with Weyerhaeuser Company. We are currently exploring the following prospects:

1.	Winema	Under exploration studies.

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

Backlog

We have a product backlog of approximately $251.0 million as of February 27, 2017, which includes revenues for the period between January 1, 2017 and February 27, 2017, compared to $256.3 million as of February 23, 2016, which included revenues for the period between January 1, 2016 and February 23, 2016.

The following is a breakdown of the Product segment backlog as of February 27, 2017 ($ in millions):

	Expected Completion of the Contract	Sales Expected to be Recognized in 2017	Sales Expected to be Recognized in the years following 2017	Expected Until End of Contract

Geothermal	2018	217.3 - 227.3	21.0 - 31.0	248.3
Recovered Energy	2017	0.4	—	0.4
Remote Power Units	2017	1.6	—	1.6
Other	2017	0.7	—	0.7
Total		220.0 - 230.0	21.0 - 31.0	251.0

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

The main companies competing with us in the geothermal sector in the U.S. are CalEnergy, Calpine Corporation, Terra-Gen Power LLC, Enel Green Power S.p.A and other smaller pure play developers. Outside the U.S., in many cases our competitors are companies that are gaining experience developing geothermal projects in their own countries such as Mercury (formerly Mighty River Power) and Contact Energy in New Zealand, and local developers and steam turbine manufacturers in Indonesia. Some of our competitors are now seeking to take the local experience they have gained and develop geothermal projects in other countries. These competitors include Energy Development Corporation from the Philippines and Enel Green Power from Italy. Some Turkish developers are also focusing on the international market. Additionally, we see competition from small country-specific companies.

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

In the demand response and energy storage markets, VEI competes primarily with specialized demand management providers rather than with the traditional curtailment service providers. VIE differentiate itself from its competotors with its proprietry software and analytical strengths, wider use cases, customer base, business model, market presence and in other aspects of its business.

The storage space is comprised of many players which are divided into different verticals and sub verticals like OEMs, integrators, battery management systems, energy management systems, battery producers, power conversion systems, DER system design and optimization, micro grids design, monitoring and control and companies that are realizing storage assets' economic value through the optimization of storage assets' operation in real time electricity markets. VEI's proprietary software, analytical operational platform and significant differentiated experience in storage operation and integration with electricity markets, allow VEI to provide multiple value streams (value stacking) from a single storage installation. We expect to continue and grow VEI's business following the completion of the acquisition of VEI's business and assets by our subsidiary Viridity.

  Product Segment

Our competitors among power plant equipment suppliers are divided into high enthalpy and low enthalpy competitors. Our main high enthalpy competitors are industrial steam turbine manufacturers such as Mitsubishi Hitachi Power Systems, Fuji Electric Co., Ltd. and Toshiba of Japan, GE/Nuovo Pignone brand and Ansaldo Energia of Italy. As noted above, we recently signed a strategic collaboration agreement with one of these competitors, Toshiba Corporation.

Our low enthalpy competitors are binary systems manufacturers using the Organic Rankine Cycle such as Fuji Electric Co., Ltd of Japan, Atlas Copco Company, Exergy of Italy, and Mitsubishi Hitachi Power Systems (which acquired Turboden). While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity (which is approximately 85%), an increase in competition, which we are currently experiencing, has started to impact our ability to secure new purchase orders from potential customers. The increased competition led to a reduction in the prices that we are able to charge for our binary equipment, which in turn impacted our profitability.

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

Customers

All of our revenues from the sale of electricity in the year ended December 31, 2016 were derived from fully-contracted energy and/or capacity payments under long-term PPAs with governmental and private utility entities. Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), HELCO, SCPPA and KPLC accounted for 5.1%, 19.2%, 4.4%, 10.2% and 16.5% of total revenues, respectively, for the year ended December 31, 2016.

Based on publicly available information, as of December 31, 2016, the issuer ratings of Southern California Edison, HELCO, Sierra Pacific Power Company, Nevada Power Company, SCPPA, Pacific Gas & Electric and EDF were as set forth below:

Issuer	Standard & Poor’s Ratings Services	Moody’s Investors Service Inc.
Southern California Edison	BBB+ (stable outlook)	A2 (stable outlook)
HELCO	BBB- (stable outlook)	Rating withdrawn
Sierra Pacific Power Company	A (stable outlook)	Baa1 (stable outlook)
Nevada Power Company	A (stable outlook)	Baa1 (stable outlook)
SCPPA	BBB+ (stable outlook)	Aa3 (stable outlook)
Pacific, Gas and Electric	BBB+ (Positive outlook)	A3 (positive outlook)
EDF	A-(stable outlook)	Aa3 (stable outlook)

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

Employees

As of December 31, 2016, we employed 1,180 employees, of which 474 were located in the U.S., 566 were located in Israel and 140 were located in other countries. We expect that future growth in the number of our employees will be mainly attributable to the purchase and/or development of new power plants.

As of the date of this report, the only employees that are represented by a labor union are the employees of the recent acquired Bouilluante power plant located in the Guadeloupe Island. The employees in Guadeloupe are represented by the Confédération Générale du Travail de Guadeloupe. We have never experienced any labor dispute, strike or work stoppage. We consider our relations with our employees to be satisfactory. We believe our future success will depend on our continuing ability to hire, integrate, and retain qualified personnel.

In the U.S., we currently do not have employees represented by unions recognized by the Company under collective bargaining agreements. However, a union filed a petition with the NLRB seeking to organize the operations and maintenance employees at the Puna project.  A global settlement was reached in principle in February 2016 and all issues were settled and closed.

We have no collective bargaining agreements with respect to our Israeli employees. However, by order of the Israeli Ministry of Economy and Industry, the provisions of a collective bargaining agreement between the Histadrut (the General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (which includes the Industrialists Association) may apply to some of our Israeli non-managerial, finance and administrative, and sales and marketing personnel. This collective bargaining agreement principally concerns cost of living pay increases, length of the workday, minimum wages and insurance for work-related accidents, annual and other vacation, sick pay, and determination of severance pay, pension contributions, and other conditions of employment. We currently provide such employees with benefits and working conditions, which are at least as favorable as the conditions specified in the collective bargaining agreement.

Insurance

We maintain business interruption insurance, casualty insurance, including flood, volcanic eruption, earthquake and cyber coverage, and primary and excess liability insurance, control of wells, construction all risk, as well as customary worker’s compensation and automobile, marine transportation insurance and such other commercial insurance, if any, as is generally carried by companies engaged in similar businesses and owning similar properties in the same general areas or as may be required by any of our PPAs, or any lease, financing arrangement, or other contract. To the extent any such casualty insurance covers both us and/or our power plants, and any other person and/or plants, we generally have specifically designated as applicable solely to us and our power plants “all risk” property insurance coverage in an amount based upon the estimated full replacement value of our power plants (provided that earthquake, volcanic eruption and flood coverage may be subject to annual aggregate limits depending on the type and location of the power plant) and business interruption insurance in an amount that also varies from power plant to power plant.

We generally purchase insurance policies to cover our exposure to certain political risks involved in operating in developing countries. Political risk insurance policies are generally issued by entities which specialize in such policies, such as MIGA (a member of the World Bank Group), or by private sector providers, such as Lloyd Syndicates, Zurich Emerging Markets and other such companies. To date, all of our political risk insurance contracts are with the Multilateral Investment Guarantee Agency and with Zurich Emerging Markets. Currently we hold such insurance for our Zunil and Olkaria operating power plants, and for the Sarulla project, which is under construction. Such insurance policies generally cover, subject to the limitations and restrictions contained therein, losses derived from a specified governmental act, such as confiscation, expropriation, riots, and the inability to convert local currency into hard currency and, in certain cases, the breach of agreements with governmental entities, up to approximately 90% of our net equity investment.

Regulation of the Electric Utility Industry in the United States

The following is a summary overview of the electric utility industry and applicable federal and state regulations, and should not be considered a full statement of the law or all issues pertaining thereto.

PURPA

PURPA provides the owners of power plants certain benefits described below if a power plant is a “Qualifying Facility”. A small power production facility is a Qualifying Facility if: (i) the facility does not exceed 80 MW; (ii) the primary energy source of the facility is biomass, waste, renewable resources, or any combination thereof, and at least 75% of the total energy input of the facility is from these sources, and fossil fuel input is limited to specified uses; and (iii) the facility, if larger than one megawatt, has filed with FERC a notice of self-certification of qualifying status, or has filed with FERC an application for FERC certification of qualifying status that has been granted. The 80 MW size limitation, however, does not apply to a facility if (i) it produces electric energy solely by the use, as a primary energy input, of solar, wind, waste or geothermal resources; and (ii) an application for certification or a notice of self-certification of qualifying status of the facility was submitted to FERC prior to December 21, 1994, and construction of the facility commenced prior to December 31, 1999.

FERC's regulations under PURPA exempt owners of small power production Qualifying Facilities that use geothermal resources as their primary source and other Qualifying Facilities that are 30 MW or under in size from regulation under the PUHCA 2005, from many provisions of the FPA and from state laws relating to the financial, organization and rate regulation of electric utilities.

With respect to the FPA, FERC's regulations under PURPA do not exempt from the rate provisions of the FPA sales of energy or capacity from Qualifying Facilities larger than 20 MW in size that are made (a) pursuant to a contract executed after March 17, 2006 that is not a contract made pursuant to a state regulatory authority’s implementation of PURPA or (b) not pursuant to another provision of a state regulatory authority’s implementation of PURPA. The practical effect of these regulations is to require owners of Qualifying Facilities that are larger than 20 MW in size to obtain market-based rate authority from FERC if they seek to sell energy or capacity other than pursuant to a contract executed before March 17, 2006 pursuant to a state regulatory authority’s implementation of PURPA or pursuant to a provision of a state regulatory authority’s implementation of PURPA. Until that contract expires, is terminated or is materially modified, a Qualifying Facility, under a PURPA contract executed prior to March 17, 2006, will not be required to file for authorization to charge for market based rates.

In addition, PURPA and FERC’s regulations under PURPA require that electric utilities offer to purchase electricity generated by Qualifying Facilities at a rate based on the purchasing utility’s incremental cost of purchasing or producing energy (also known as “avoided cost”). However, FERC's regulations under PURPA also allow FERC, upon request of a utility, to terminate a utility’s obligation to purchase energy from Qualifying Facilities upon a finding that Qualifying Facilities have nondiscriminatory access to either: (i) independently administered, auction-based day ahead, and real time markets for energy and wholesale markets for long-term sales of capacity; (ii) transmission and interconnection services provided by a FERC-approved regional transmission entity and administered under an open-access transmission tariff that affords nondiscriminatory treatment to all customers, and competitive wholesale markets that provide a meaningful opportunity to sell capacity and energy, including long and short term sales; or (iii) wholesale markets for the sale of capacity and energy that are at a minimum of comparable competitive quality as markets described in (i) and (ii) above. FERC regulations protect a Qualifying Facility’s rights under any contract or obligation involving purchases or sales that are entered into before FERC has determined that the contracting utility is entitled to relief from the mandatory purchase obligation. FERC has granted the request of California investor-owned utilities for a waiver of the mandatory purchase obligation for Qualifying Facilities larger than 20 MW in size, and is currently re-evaluating the 20 MW threshold for such waiver as well as other aspects of its PURPA regulations.

We expect that our power plants in the U.S will continue to meet all of the criteria required for Qualifying Facilities under PURPA. However, since the Heber power plants have PPAs with Southern California Edison that require Qualifying Facility status to be maintained, maintaining Qualifying Facility status remains a key obligation. If any of the Heber power plants loses its Qualifying Facility status our operations could be adversely affected. Loss of Qualifying Facility status would eliminate the Heber power plants’ exemption from the FPA and thus, among other things, the rates charged by the Heber power plants in the PPAs with Southern California Edison and SCPPA would become subject to FERC regulation. Further, it is possible that the utilities that purchase power from the power plants could successfully obtain a waiver of the mandatory-purchase obligation in their service territories. For example, the three California investor-owned utilities have received such a waiver from FERC for projects larger than 20 MW. If this occurs or if FERC reduces the 20 MW threshold or eliminates the mandatory purchase obligation, the power plants’ existing PPAs will not be affected, but the utilities will not be obligated under PURPA to renew or extend these PPAs or execute new PPAs upon the existing PPAs’ expiration, if the size is above the waiver threshold.

  PUHCA

Under PUHCA 2005, the books and records of a utility holding company, its affiliates, associate companies, and subsidiaries are subject to FERC and state commission review with respect to transactions that are subject to the jurisdiction of either FERC or the state commission or costs incurred by a jurisdictional utility in the same holding company system. However, if a company is a utility holding company solely with respect to Qualifying Facilities, exempt wholesale generators, or foreign utility companies, it will not be subject to review of books and records by FERC under PUHCA 2005. Qualifying Facilities or exempt wholesale generators that make only wholesale sales of electricity are not subject to state commissions’ rate regulations and, therefore, in all likelihood would not be subject to any review of their books and records by state commissions pursuant to PUHCA 2005 as long as the Qualifying Facility is not part of a holding company system that includes a utility subject to regulation in that state.

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

Moreover, the loss of the Qualifying Facility status of any of our power plants selling energy to Southern California Edison could also permit Southern California Edison, pursuant to the terms of its PPA, to cease taking and paying for electricity from the relevant power plant and to seek refunds for past amounts paid and/or a reduction in future payments. In addition, the loss of any such status would result in the occurrence of an event of default under the indenture for the OFC Senior Secured Notes and the OrCal Senior Secured Notes and hence would give the indenture trustee the right to exercise remedies pursuant to the indenture and the other financing documents.

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

Environmental Laws and Regulations

Our facilities and operations are subject to a number of environmental laws and regulations relating to development, construction and operation. In the U.S, these may include the Clean Air Act, the Clean Water Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and related state laws and regulations.

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

Regulation Related to New Activity

Our recent entry into the energy storage space and planned provision of energy management, demand response and load shedding services require us to obtain and maintain certain additional authorizations and approvals.  These include (1) authorization from FERC to make wholesale sales of power, capacity, and ancillary services at market-based rates, and (2) membership status with eligibility to serve designated contractual functions in the RTOs of PJM PJM, the NYISO, and the ERCOT.   In the future, we may need to obtain and maintain similar membership and eligibility status with other RTOs in order to offer such services in their respective areas.

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

Indonesia. The 2009 Electricity Law divided the power business into two broad categories: (1) the activities supply electrical power (both public supply and captive supply (own use) such as electrical power generation, electrical power transmission, electrical power distribution and the sale of electrical power; (2) the activities involved in electrical power support such as service businesses (consulting, construction, installation, operation & maintenance, certification & training, testing etc) and industry businesses (power tools & power equipment supply). The power generation is dominated by PLN (state owned company) which controls around 70% of generating assets in Indonesia. Private sector participation is allowed through IPPs arrangement. IPP appointment is most often through tender although IPPs cab be directly appointed or selected. The law provides PLN with priority rights to conduct its business throughout Indonesia. As the sole owner of transmission and distribution assets, PLN remains the only business entity involved in transmitting and distributing although the Law allows for private participation. While the 2014 Geothermal Law endorses private participation as the Geothermal IPP. The Geothermal IPP appointment is through tender held by Central Government. The Central Government also awards the tender winner a Geothermal License, accordingly the Geothermal License holder shall conduct exploration and feasibility study within 5 years plus two times one-year extension, shall do well development and power plant construction and may sell the electricity power into PLN for maximum 30 years. Prior the License expiration, The IPP can propose to extend for another 20 years. To encourage the private participation as a geothermal IPP, the Central Government plans to apply Feed in Tariff in near future.

Guadalupe. EDF is the transmission and distribution utility in Guadeloupe and also operates a significant portion of the island’s fossil energy generation. There are also a number of IPPs in Guadeloupe, primarily producing renewable electricity. The electricity sector in Guadeloupe is regulated by the Commission Regulation of Energy (CRE), which also regulates EDF’s operations in mainland France and its other overseas territories. The electricity sector has some enabling features for renewable energy but also several obstacles. One of the biggest support mechanisms is a French law requiring the utility to purchase power from any interconnected renewable generator. The major obstacle preventing further uptake of renewable electricity generation is the cap on variable generation at 30% of instantaneous system load.

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

Our financial performance depends on the successful operation of our subsidiaries’ geothermal and REG power plants. In connection with such operations, we derived approximately 65.8% of our total revenues for the year ended December 31, 2016 from the sale of electricity. The cost of operation and maintenance and the operating performance of our subsidiaries’ geothermal power and REG plants may be adversely affected by a variety of factors, including some that are discussed elsewhere in these risk factors and the following:

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

Our primary business involves the exploration, development, and operation of geothermal energy resources. These activities are subject to uncertainties that, in certain respects, are similar to those typically associated with oil and gas exploration, development, and exploitation, such as dry holes, uncontrolled releases, and pressure and temperature decline. Any of these uncertainties may increase our capital expenditures and our operating costs, or reduce the efficiency of our power plants. We may not find geothermal resources capable of supporting a commercially viable power plant at exploration sites where we have conducted tests, acquired land rights, and drilled test wells, which would adversely affect our development of geothermal power plants. Further, since the commencement of their operations, several of our power plants have experienced geothermal resource cooling uncontrolled flow and/or reservoir pressure decline in the normal course of operations. For example, some of Brady’s production wells have cooled significantly due to breakthrough from injection wells. Because geothermal reservoirs are complex geological structures, we can only estimate their geographic area and sustainable output. The viability of geothermal power plants depends on different factors directly related to the geothermal resource (such as the temperature, pressure, storage capacity, transmissivity, and recharge) as well as operational factors relating to the extraction or reinjection of geothermal fluids. For example, at our North Brawley power plant, instability of the sands and clay in the geothermal resource and variability in the chemical composition of the geothermal fluid have all combined to increase our capital expenditures for the plant, as well as our ongoing operating expenses, and have so far prevented the plant from operation at its intended design capacity. Another example is the Sarulla project, where we are both an equity investor and equipment supplier, which has experienced delays and budget cost overruns in the drilling program. Our geothermal energy power plants may also suffer an unexpected decline in the capacity of their respective geothermal wells and are exposed to a risk of geothermal reservoirs not being sufficient for sustained generation of the electrical power capacity desired over time.

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

We are in the process of developing and constructing a number of new power plants. Our success in developing a particular project is contingent upon, among other things, negotiation of satisfactory engineering and construction agreements and obtaining PPAs and transmission services agreements, receipt of required governmental permits, obtaining adequate financing, and the timely implementation and satisfactory completion of field development, testing and power plant construction commissioning. We may be unsuccessful in accomplishing any of these matters or doing so on a timely basis. Although we may attempt to minimize the financial risks attributable to the development of a project by securing a favorable PPA and applicable transmission services agreements, obtaining all required governmental permits and approvals and arranging, in certain cases, adequate financing prior to the commencement of construction, the development of a power project may require us to incur significant expenses for preliminary engineering, permitting and legal and other expenses before we can determine whether a project is feasible, economically attractive or capable of being financed.

Currently, we have geothermal projects and prospects under exploration, development or construction in the U.S., Kenya, Guatemala, Guadeloupe, New Zealand, Honduras, Indonesia and Ethiopia, and we intend to pursue the expansion of some of our existing plants and the development of other new plants. Our completion of these facilities is subject to substantial risks, including:

●	inability to secure a PPA;

●	inability to secure transmission services agreements;

●	inability to secure the required financing;

●	cost increases and delays due to unanticipated shortages of adequate resources to execute the project such as equipment, material and labor;

●	work stoppages resulting from force majeure event including riots, strikes and whether conditions;

●	inability to obtain permits, licenses and other regulatory approvals;

●	failure to secure sufficient land positions for the wellfield, power plant and rights of way;

●	failure by key contractors and vendors to timely and properly perform, including where we use equipment manufactured by others;

●	failure by key suppliers to provide steam for electricity generation, including at the Menengai project in Kenya;

●	inability to secure or delays in securing the required transmission line and/or capacity;

●	adverse environmental and geological conditions (including inclement weather conditions);

●	adverse local business law; and

●	our attention to other projects and activities, including those in the solar energy and energy storage sectors.

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

Market conditions and other factors may not permit future project and acquisition financings on terms similar to those our subsidiaries have previously received. Our ability to arrange for financing on a substantially non-recourse or limited recourse basis, and the costs of such financing, are dependent on numerous factors, including general economic conditions, conditions in the global capital and credit markets, investor confidence, the continued success of current power plants, the credit quality of the power plants being financed, the political situation in the country where the power plant is located, and the continued existence of tax and securities laws which are conducive to raising capital. If we are not able to obtain financing for our power plants on a substantially non-recourse or limited recourse basis, we may have to finance them using recourse capital such as direct equity investments or the incurrence of additional debt by us.

Also, in the absence of favorable financing options, we may decide not to build new plants or acquire facilities from third parties. Any of these alternatives could have a material adverse effect on our growth prospect.

We may also need additional financing to implement our strategic plan. For example, our cash flow from operations and existing liquidity facilities may not be adequate to finance any acquisitions we may want to pursue or new technologies we may want to develop or acquire. Financing for acquisitions or technology-development activities may not be available on the non-recourse or limited recourse basis we have historically used for our business, or on other terms we find acceptable.

Our use of joint ventures may limit our flexibility with jointly owned investments.

We have sold minority equity interests in four of our consolidated subsidiaries, through which we hold a large number of our domestic geothermal power plants and recovered energy generation plants, to different third parties and we have partners that hold a minority equity interest in our geothermal power plant in Guadeloupe. We may continue in the future to develop and/or acquire and/or hold properties in joint ventures with other entities when circumstances warrant the use of these structures. Ownership of assets in joint ventures is subject to risks that may not be present with other methods of ownership, including:

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

In particular, in regards to our Electricity segment, in Guatemala the electricity sector was partially privatized, and it is currently unclear whether further privatization will occur in the future. Such developments may affect our Amatitlan and Zunil power plants if, for example, they result in changes to the prevailing tariff regime or in the identity and creditworthiness of our power purchasers. In Kenya, any break-up and potential privatization of KPLC may adversely affect our Olkaria III complex. Although we generally obtain political risk insurance in connection with our foreign power plants, such political risk insurance does not mitigate all of the above-mentioned risks. In addition, insurance proceeds received pursuant to our political risk insurance policies, where applicable, may not be adequate to cover all losses sustained as a result of any covered risks and may at times be pledged in favor of the power plant lenders as collateral. Also, insurance may not be available in the future with the scope of coverage and in amounts of coverage adequate to insure against such risks and disturbances. In regards to our Product segment, since we primarily engage in sales in those markets where there is a geothermal reservoir, any such change might adversely affect geothermal developers in those markets and, subsequently, the ability of such developers to purchase our products. In Turkey, we are involved as a major equipment supplier in a significant number of projects that are currently under construction. Due to the latest failed coup and specifically in early 2017, we see growing obstacles that may affect our future business and operations in the country. These include the devaluation of the Turkish Lira and the slowdown in the economy, together with political uncertainties, all of which are causing the cost of funds to increase. Obtaining project financing packages and bank credit is becoming a financial and administrative challenge and we are consistently monitoring these changes in the economic and political environments.

Any or all of the changes discussed above could materially adversely affect our business, financial condition, future results and cash flow.

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

Seasonal variations may cause fluctuations in our cash flows, which may cause the market price of our common stock to fall in certain periods.

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

Pursuant to the terms of some of our PPAs with investor-owned electric utilities and publicly-owned electric utilities in states that have renewable portfolio standards, the failure to supply the contracted capacity and energy thereunder may result in the imposition of penalties.

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

If a domestic power plant were to lose its Qualifying Facility status, it would become subject to full regulation as a public utility under the FPA, and the rates charged by such power plant pursuant to its PPAs would be subject to the review and approval of FERC. FERC, upon such review, may determine that the rates currently set forth in such PPAs are not appropriate and may set rates that are lower than the rates currently charged. In addition, FERC may require that the affected domestic power plant refund amounts previously paid by the relevant power purchaser to such power plant. Even if a power plant does not lose its Qualifying Facility status, pursuant to regulations issued by FERC for Qualifying Facility power plants above 20 MW, if a power plant’s PPA is terminated or otherwise expires, and the subsequent sales are not made pursuant to a state’s implementation of PURPA, that power plant will become subject to FERC’s ratemaking jurisdiction under the FPA. Moreover, a loss of Qualifying Facility status also could permit the power purchaser, pursuant to the terms of the particular PPA, to cease taking and paying for electricity from the relevant power plant or, consistent with FERC precedent, to seek refunds of past amounts paid. This could cause the loss of some or all of our revenues payable pursuant to the related PPAs, result in significant liability for refunds of past amounts paid, or otherwise impair the value of our power plants. If a power purchaser were to cease taking and paying for electricity or seek to obtain refunds of past amounts paid, there can be no assurance that the costs incurred in connection with the power plant could be recovered through sales to other purchasers or that we would have sufficient funds to make such payments. In addition, the loss of Qualifying Facility status would be an event of default under the financing arrangements currently in place for some of our power plants, which would enable the lenders to exercise their remedies and enforce the liens on the relevant power plant.

Pursuant to the Energy Policy Act of 2005, FERC also has the authority to prospectively lift the mandatory obligation of a utility under PURPA to offer to purchase the electricity from a Qualifying Facility if the utility operates in a workably competitive market. Our existing PPAs between a Qualifying Facility and a utility are not affected. If, in addition to the California utilities’ waiver of the mandatory purchase obligation for QF projects that exceed 20 MW described in the risk factor above entitled "The SRAC for our power purchasers may decline, which would reduce our power plant revenues and could materially and adversely affect our business, financial condition, future results and cash flow", the utilities in the other regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from the power plant in the region under Federal law upon termination of the existing PPA or with respect to new power plants, which could materially and adversely affect our business, financial condition, future results and cash flow. Moreover, FERC has the authority to modify its regulations relating to the utility’s mandatory purchase obligation under PURPA, which could result in the reduction in the purchase obligation of California and other utilities to a level below 20 MW, or the elimination of the purchase obligation. If that were to occur it could materially and adversely affect our business, financial condition, future results and cash flow.

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

The availability and continuation of these public policies and government incentives have a significant effect on the economics and viability of our development program and continued construction of new geothermal, recovered energy-based, Solar PV power plants and, recently, energy storage projects. Any changes to such public policies, or any reduction in or elimination or expiration of such government incentives could affect us in different ways. For example, any reduction in, termination or expiration of renewable portfolio standards may result in less demand for generation from our geothermal and recovered energy-based, power plants. Any reductions in, termination or expiration of other government incentives could reduce the economic viability of, and cause us to reduce, the construction of new geothermal, recovered energy-based, Solar PV or any other power plants. Similarly, any such changes that affect the geothermal energy industry in a manner that is different from other sources of renewable energy, such as wind or solar, may put us at a competitive disadvantage compared to businesses engaged in the development, construction and operation of renewable power projects using such other resources. Any of the foregoing outcomes could have a material adverse effect on our business, financial condition, future results, and cash flows.

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

We may decide not to implement, or may not be successful in implementing, one or more elements of our multi-year strategic plan, and the plan as implemented may not achieve its goal to enhance shareholder value through long-term growth of the Company

We adopted a multi-year strategic plan to:

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

●

perhaps asset revaluations, for example, businesses or other assets acquired for new energy storage or solar PV power generation products or services suffer impairment charges, as a result of rapidly changing technology, market conditions or otherwise.

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

Apart from the risks associated with implementing the plan, the plan itself will expose us to other risks and uncertainties once implemented. For example, expanding our customer base may expose us to different credit profile customers than our current customers. Another example, expanding our geographic base will subject us to risks associated with doing business in new foreign countries in which we will have to learn the business and political environment, and expanding into new technologies will expose us to risks associated with those products and services. Some of these risks may be similar to those we now face, as described in other risks factors; others may differ or be unknown to us now. The success of the plan, once implemented, will depend, among other things, on our ability to manage these risks effectively.

The trading price of our common stock could decline if securities, industry analysts or our investors disagree with our strategic plan or the way we implement it, either as a result of the factors outlined above or for other reasons.

Accordingly, there is no assurance that the plan will enhance shareholder value through long-term growth of the Company to the extent currently anticipated by our management or at all.

We may not be able to successfully integrate companies, which we acquired and may acquire in the future, which could materially and adversely affect our business, financial condition, future results and cash flow.

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

We face competition from other companies engaged in the solar, demand response and energy storage sectors and we expect to face competition from other companies in the demand response sector.

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

VEI, from which we expect to acquire substantially all of its assets and business and which operates in the demand response and energy storage sectors, is not currently experiencing intensive competition due to its position in what is now a niche industry. However, it is known that, as both demand response and energy storage markets grow, Ormat is likely to face increased competition that we expect will arrive from utilities, independent entities, new start-ups, and third party investors. It is critical for us to continue to grow the business market share, and grow our customer base. We plan to continue acquiring related businesses if required to enhance our competitive position.

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

In the demand response industry, there is a relatively small pool of experienced personnel. In the relatively new energy storage market, there is an even smaller pool of experienced personnel. Our plans to grow the business we acquire from VEI are dependent on our ability to attract and retain highly specialized demand response and energy storage personnel.

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

Demand for our recovered energy-based power generation units may not materialize or grow at the levels that we expect. We currently face competition in this market from manufacturers of conventional steam turbines and may face competition from other related technologies in the future. If this market does not materialize at the levels that we expect, we will not generate any material revenues.

Our intellectual property rights may not be adequate to protect our business.

Our existing intellectual property rights and those we will own following the closing of the Viridity transaction, may not be adequate to protect our business. While we occasionally file patent applications, patents may not be issued on the basis of such applications or, if patents are issued, they may not be sufficiently broad to protect our technology. In addition, any patents issued to us or for which we have use rights may be challenged, invalidated or circumvented.

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

We are subject to the potentially adverse operating and financial effects of terrorist acts and threats, as well as cyber-attacks, including, among others, malware, viruses and attachments to e-mails, and other disruptive activities of individuals or groups. Our generation and transmission facilities, information technology systems and other infrastructure facilities, systems and physical assets, and following the closing of the transaction with VEI, the VPowerTM software, could be directly or indirectly affected by such activities. Terrorist acts or other similar events could harm our business by limiting our ability to generate or transmit power and by delaying the development and construction of new generating facilities and capital improvements to existing facilities. These events, and governmental actions in response, could result in a material decrease in revenues and significant additional costs to repair and insure our assets, and could adversely affect operations by contributing to the disruption of supplies and markets for geothermal and recovered energy. Such events could also impair our ability to raise capital by contributing to financial instability and lower economic activity.

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

The majority of our senior management and our main production and manufacturing facilities are located in Israel. As such, political, economic and security conditions in Israel directly affect our operations.

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

As of February 27, 2017, Bronicki and FIMI beneficially own, collectively, approximately 21.08% of our outstanding common stock. Bronicki and FIMI are parties to a shareholder rights agreement that, among other things, includes joint voting and other arrangements that affect us and our subsidiaries. The agreement expires on May 22, 2017. As a result of these stockholders’ beneficial ownership of our outstanding common stock, and taking into consideration the shareholders rights agreement between them, they could exert significant influence on the election of our directors and decisions on matters submitted to a vote of our shareholders, including mergers, consolidations and the sale of all or substantially all of our assets. This concentration of ownership of our shares could delay or prevent proxy contests, mergers, tender offers, or other purchases of our shares that might otherwise give our stockholders the opportunity to realize a premium over the then-prevailing market price for our shares. This concentration of ownership may also adversely affect our stock price.

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

●	variance in our financial performance from the expectations of market analysts;

●	conditions and trends in the end markets we serve, and changes in the estimation of the size and growth rate of these markets;

●	our ability to integrate acquisitions such as our acquisition of substantially all of VEI's business and assets that we expect to close in early 2017;

●	announcements of significant contracts by us or our competitors;

●	changes in our pricing policies or the pricing policies of our competitors;

●	restatements of historical financial results and changes in financial forecasts;

●	loss of one or more of our significant customers;

●	legislation;

●	changes in market valuation or earnings of our competitors;

●	the trading volume of our common stock;

●	the trading of our common stock on multiple trading markets, which takes place in different currencies and at different times; and

●	general economic conditions.

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

As of the date of this report, FIMI holds approximately 13.97% of our outstanding common stock, Bronicki holds approximately 7.11% of our outstanding common stock, and some of our directors, officers and employees also hold shares of our outstanding common stock. Sales of such shares in the public market, as well as shares we may issue upon exercise of outstanding options, could cause the market price of our common stock to decline. We are party to several agreements with FIMI and Bronicki, including (1) a registration rights agreement whereby FIMI and Bronicki may require us to register our common stock held by them with the SEC or to include our common stock held by them in an offering and sale by us, and (2) voting neutralization agreements that, among other things, restrict their ability to sell our common stock held by them.

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

ITEM 3. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company was a party during fiscal year 2016, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that PGV comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the court issued its decision in response to each of the plaintiffs’ and defendants’ motions for summary judgment, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot. On January 17, 2017, the plaintiffs filed a notice of appeal of the October 10, 2016 decision.  Procedural issues as to the ability of the plaintiffs to appeal the decision at this time, including the jurisdiction of the appellate court to near the appeal, are also before the court.

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plaintiffs’ causes of action. On January 6, 2017, the court issued its order regarding several pending motions, including plaintiffs’ motion for partial summary judgment, defendants' motion for summary judgment, defendants' motion to exclude and defendants' motion for leave to file a sur-reply. The impact of the court’s January 6 order is to deny the plaintiffs’ sole remaining cause of action.

●

On April 5, 2012, the International Brotherhood of Electrical Workers Local 1260 (“Union”) filed a petition with the NLRB seeking to organize the operations and maintenance employees at the Puna project.  A global settlement was reached in principle in February 2016, which includes a Union disclaimer of interest, the withdrawal of letters from the Union to the NLRB and signed individual settlement agreements, all of which are immaterial. All issues are now settled and closed.

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. On October 25, 2016, the parties entered into a final settlement agreement providing for the dismissal of the claim without any admission of wrongdoing by the Ormat Parties and payment of $11 million (inclusive of fees and costs). The settlement amount of $11 million was included in general and administrative expenses in the consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various petitions submitted by defendants, including a motion describing preliminary, procedural defenses, on August 18, 2016, and then on October 10, 2016, the 27th Civil Court issued a number of decisions, which include removal of the case to the 11th Civil Court of Santiago, thereby delaying a determination on the larger issues of jurisdiction and competency of the Chilean courts as a substantive (and not procedural) defense.   The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

 On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants. The complaint purports that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On August 25, 2016, the Company filed to remove the case to the U.S. District Court for the District of Hawaii. On December 12, 2016, the District Court granted plaintiffs’ motion for joinder of HELCO as an additional defendant, to amend the complaint, and to remand the case back to the Third Circuit Court. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On May 21, 2014, Elko County, Nevada appealed to the Supreme Court of Nevada the Nevada Governor's Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s Award of an energy tax abatement to ORNI 39 LLC for one of our McGinness Hills power plants. Both of the appeals request that the Court overturn the Office of Energy’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period, valued at approximately $18.6 million for our McGinness Hills power plant and approximately $6.2 million for our Tuscarora power plant, of which only a small portion was utilized as of September 30, 2016. Following full briefing on both plaintiffs’ and defendants’ motions for summary judgment, on December 21, 2016, the Supreme Court of Nevada issued its Order of Affirmance of the judgement of the District Court denying the petitions for judicial review of both Lander County and Elko County, and affirming ORNI 39 and ORNI 42's rights to obtain the partial property tax abatements for their respective facilities.

●

 On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing work at the Ormesa plant site on or around March 31, 2016. Early discovery and conferences are underway. The insurer of the deceased’s employer and Ormat’s insurer have accepted tender of this claim and are providing Ormat with a defense in the lawsuit, subject to reservation of rights to deny coverage under the policy and under the law.

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

As of February 27, 2017, there were 18 record holders of the Company’s common stock. On February 27, 2017, our stock’s closing price as reported on the NYSE was $56.77 per share.

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

Notwithstanding this policy, dividends will be paid only when, as and if approved by our Board of Directors out of funds legally available therefor. The actual amount and timing of dividend payments will depend upon our financial condition, results of operations, business prospects and such other matters as the Board may deem relevant from time to time. Even if profits are available for the payment of dividends, the Board of Directors could determine that such profits should be retained for an extended period of time, used for working capital purposes, expansion or acquisition of businesses or any other appropriate purpose. As a holding company, we are dependent upon the earnings and cash flow of our subsidiaries in order to fund any dividend distributions and, as a result, we may not be able to pay dividends in accordance with our policy. Our Board of Directors may, from time to time, examine our dividend policy and may, in its absolute discretion, change such policy. In addition to the required Board of Directors’ approval for the payment of dividends, the Company can declare as dividends no more than 35% of annual net income as dividends due to restrictions related to its third-party debt (see Note 25 to our consolidated financial statements set forth in Item 8 of this annual report).

We have declared the following dividends over the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date

November 3, 2015	$0.06	November 18, 2015	December 2, 2015
February 23, 2016	$0.31	March 15, 2016	March 29, 2016
May 4, 2016	$0.07	May 18, 2016	May 24, 2016
August 2, 2016	$0.07	August 16, 2016	August 30, 2016
November 7, 2016	$0.07	November 21, 2016	December 6, 2016
February 28 2017	$0.17	March 15, 2017	March 29, 2017

High/Low Stock Prices

The following table sets forth the high and low sales prices of our common stock for the years ended December 31, 2015 and 2016, and from January 1, 2016 until February 27, 2016:

	First Quarter 2015	Second Quarter 2015	Third Quarter 2015	Fourth Quarter 2015	First Quarter 2016	Second Quarter 2016	Third Quarter 2016	Fourth Quarter 2016	January 1 to February 27, 2017
High	$38	$40	$41	$38	$41.56	$44.45	$50.87	$53.71	$57.59
Low:	$26	$36	$34	$34	$33.29	$40.24	$43.19	$46.01	$51.64

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period November 11, 2004 (the date upon which trading of the Company’s common stock commenced) through December 31, 2016 for our common stock, compared to the Standard and Poor’s Composite 500 Index, and two peer groups.

Comparison of Cumulative Returns for the Period November 11, 2004 through December 31, 2016

	For the Year Ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Ormat Technologies Inc	9%	74%	145%	267%	112%	152%	97%	20%	29%	81%	81%	143%	258%
Standard & Poor's Composite 500 Index	8%	11%	26%	31%	-20%	-1%	12%	12%	27%	65%	84%	82%	100%
NEX - renewable Index	9%	30%	74%	174%	7%	50%	28%	-23%	-28%	12%	11%	7%	-2%
IPP Peers*	22%	26%	79%	79%	77%	107%	119%	131%	165%	187%	222%	111%	89%
Renewable Peers*	41%	19%	63%	204%	20%	45%	-25%	-22%	-30%	-42%	-23%	17%	-2%

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 from our audited consolidated financial statements set forth in Item 8 of this annual report. We have derived the selected consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included herein.

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, set forth in Item 8 of this annual report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Revenues:
Electricity	$436,292	$375,920	$382,301	$329,747	$314,894
Product	226,299	218,724	177,223	203,492	186,879
Total revenues	662,591	594,644	559,524	533,239	501,773
Cost of revenues:
Electricity	261,573	242,612	246,630	232,874	237,415
Product	130,223	133,753	109,143	140,547	135,346
Total cost of revenues	391,796	376,365	355,773	373,421	372,761
Gross profit	270,795	218,279	203,751	159,818	129,012
Operating expenses:
Research and development expenses	2,762	1,780	783	4,965	6,108
Selling and marketing expenses	16,424	16,077	15,425	24,613	15,718
General and administrative expenses	46,710	34,782	28,614	29,188	28,066
Impairment charge	—	—	—	—	236,377
Write-off of unsuccessful exploration activities	3,017	1,579	15,439	4,094	2,639
Operating Income (loss)	201,882	164,061	143,490	96,958	(159,896)
Other income (expense):
Interest income	971	297	312	1,332	1,201
Interest expense, net	(67,389)	(72,577)	(84,654)	(73,776)	(64,069)

Derivatives and foreign currency transaction gains (losses)	(5,534)	(1,622)	(5,839)	5,085	242
Income attributable to sale of tax benefits	16,503	25,431	24,143	19,945	10,127
Gain from sale of property, plant and equipment	—	—	7,628	—	—
Other non-operating income (expense), net	(5,345)	(1,991)	756	1,592	590
Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	141,088	113,599	85,836	51,136	(211,805)
Income tax (provision) benefit	(31,837)	15,258	(27,608)	(13,552)	(1,827)
Equity in losses of investees, net	(7,735)	(5,508)	(3,213)	(250)	(2,522)
Net Income (loss)	101,516	123,349	55,015	42,031	(212,607)
Net income attributable to noncontrolling interest	(7,586)	(3,776)	(833)	(793)	(414)
Net income (loss) attributable to the Company's stockholders	$93,930	$119,573	$54,182	$41,238	$(213,021)

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Net Income (loss)	$1.90	$2.46	$1.19	$0.91	$(4.69)
Diluted:
Net income (loss)	$1.87	$2.43	$1.18	$0.91	$(4.69)

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company's stockholders:

Basic	49,469	48,562	45,508	45,440	45,431
Diluted	50,140	49,187	45,859	45,475	45,431

Dividend per share declared	$0.52	$0.26	$0.21	$0.08	$0.08

Balance Sheet Data (at end of year):
Cash and cash equivalents	$230,214	185,919	40,230	57,354	66,628
Working capital	283,579	186,635	68,121	103,001	64,100
Property, plant and equipment, net (including construction-in process)	1,863,087	1,808,170	1,734,359	1,741,163	1,649,014
Total assets	2,461,569	2,273,982	2,101,525	2,138,674	2,064,631
Long-term debt (including current portion)	938,844	901,403	981,379	1,057,098	1,008,036
Equity	1,170,007	1,083,874	786,746	745,111	695,607

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

General

Overview

We are a leading vertically integrated company that is currently primarily engaged in the geothermal and recovered energy power business. With the objective of becoming a leading global provider of renewable energy, we focus on several key initiatives, under our new strategic plan, as described below.

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while we have built all of our recovered energy-based plants. We currently conduct our business activities in two business segments:

●

The Electricity segment — in this segment we develop, build, own and operate geothermal and recovered energy-based power plants in the U.S. and geothermal power plants in other countries around the world, and sell the electricity they generate and in the future, we plan to include services and other revenues derived from activity in the demand response and storage market as described below; and

●

The Product segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants and in the future, other power generating units such as Solar PV and energy storage.

We intend to expand our operations to include demand response, energy management and storage. We recently signed an agreement to acquire substantially all of the business and assets of  VEI, a privately held Philadelphia-based company with nearly a decade of expertise and leadership in demand response, energy management and storage. The acquired assets will be owned by our newly established wholly owned subsidiary, Viridity. The acquisition, which is expected to be close in early 2017, will mark Ormat’s entry into the growing energy storage and demand response markets. We intend to use Viridity to accelerate long-term growth, expand our market presence, and further develop VEI’s demand response VPower™ software platform and energy storage services. We plan to continue to provide services and products to existing customers of the acquired business, while expanding into new geographies and targeting a broader potential customer base.

Both our Electricity segment and Product segment operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal plants in the U.S., Guatemala, Kenya and Guadeloupe as well as REG plants in the U.S.

For the year ended December 31, 2016, our total revenues increased by 11.4% (from $594.6 million to $662.6 million) over the previous year.

For the year ended December 31, 2016, Electricity segment revenues were $436.3 million, compared to $375.9 million for the year ended December 31, 2015, an increase of 16.1% . Product segment revenues for the year ended December 31, 2016 were $226.3 million, compared to $218.7 million for the year ended December 31, 2015, an increase of 3.5%.

During the years ended December 31, 2016 and 2015, our consolidated power plants generated 5,396,959 MWh and 4,835,109 MWh, respectively, an increase of 11.6%

For the year ended December 31, 2016, our Electricity segment generated approximately 65.8% of our total revenues (63.2% in 2015), while our Product segment generated approximately 34.2% of our total revenues (36.8% in 2015).

For the year ended December 31, 2016, approximately 86% of our Electricity segment revenues were from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

the energy rates under the PPAs in California for each of the Ormesa complex, Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex, a total of approximately 90 MW, change primarily based on fluctuations in natural gas prices; and

●	the prices paid for the electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily due to variations in the price of oil as well as other commodities.

We recently reduced our economic exposure to fluctuations in the price of natural gas from February 2017 until December 2017, and before we reduced our economic exposure to fluctuations in the price of natural gas and oil from January 1, 2015 to March 31, 2015 and June 1, 2015 to December 31, 2015 and from February 3, 2016 until December 29, 2016, by entering into derivatives transactions. For the year ended December 31, 2016, we recorded a net loss of $2.6 million under Derivatives and foreign currency transaction gains (losses).

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

Trends and Uncertainties

Trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties that are from time to time subject to market cycle:

●

There has been increased demand for energy generated from geothermal and other renewable resources in the U.S. as costs for electricity generated from renewable resources have become more competitive. Much of this is attributable to legislative and regulatory requirements and incentives, such as state RPS and federal tax credits such as PTCs or ITCs (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below). We believe that future demand for energy generated from geothermal and other renewable resources in the U.S. will be driven mainly by further commitment and implementation of state RPS and greenhouse gas initiatives.

●

We accelerated our efforts to expand business development activities in developing countries where geothermal is considered a local resource that can provide stable and cost effective solution to increase access to power. We expect that a variety of local governmental initiatives will create new opportunities for the development of new projects, as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

●

We expect to continue to generate the majority of our revenues from our Electricity segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities, as they arise in our recovered energy business, in the Solar PV sector, in the energy storage market and in other forms of clean energy. In addition, pursuant to our strategic plan, we acquired a business in the demand response and energy storage that generates revenues derived mainly from software license fee and services, and we are also pursuing PPAs with enterprises that will increase our potential customer base.

●

We have adopted a new strategic plan for growth of our company, in terms of geographic scope, customer base, and technology platforms covered by our product and service offerings, with a focus on increasing net income from operations.  Under this plan, we will continue to focus on organic growth and increasing operational efficiency of our existing business lines.  In addition, we are actively pursuing acquisition opportunities, both in our existing business lines and the solar power generation and energy storage businesses targeted as part of the plan. Examples include our acquisition of the Bouillante geothermal power plant on Guadeloupe Island and our recent entry into an agreement to acquire substantially all of the business and assets of VEI, which we plan to operate in the demand response and storage markets. We will face a number of challenges and uncertainties in implementing this plan, including integration of recently acquired assets, and we may revise elements of the plan in response to market conditions or other factors as we move forward with the plan.

●

In the Electricity segment, we expect intense domestic competition from the solar and wind power generation industries to continue and increase. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contract as well as any further decline in natural gas prices due to increased production which can affect the market price for electricity may contribute to a reduction in electricity prices. However, despite increased competition from the solar and wind power generation industries, we believe that base load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources. Also, we believe that geothermal power plants can positively impact electrical grid stability and provide valuable ancillary services because of their base load nature. In the geothermal industry, due to reduced competition for geothermal leases we have experienced a decrease in the upfront fee required to secure geothermal leases.

●

In the Product segment, we have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to further reduction in the prices that we are able to charge for our binary equipment, which in turn may reduce our profitability.

●

The 38 MW Puna complex has three PPAs, one of which (the 25 MW PPA) has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil as well as in other commodities will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil we signed fixed rate PPAs for the remaining 13 MW.

●

Since May 2012, the pricing under our PPAs for the Ormesa, Mammoth and Heber complexes for a total of 161 MW were variable rate based on SRAC pricing that is impacted by natural gas prices. However, in 2013 and December 2015, we signed new fixed rate PPAs that reduced our current exposure to SRAC by 18 MW and 53 MW respectively, and recently we signed a fixed rate PPA that will reduce our exposure in November 2017 by an additional 40MW. In addition, to further reduce our exposure to natural gas prices, we enter, from time to time, into derivative transactions. In May 2015 we entered into a derivative transaction at a fixed price of $3.00 per MMbtu and reduced our exposure to SRAC in the period from June 1, 2015 until December 31, 2015. In February 2016, we sold call options for total proceeds of $1.9 million at a fixed price of $2.00 per MMbtu to reduce our exposure to SRAC in the period from February 3, 2016 until December 29, 2016. In January 2017 we acquired put options at a strike price of $3 to hedge our exposure to decreasing natural gas prices below $3 per MMbtu.

●	The amounts that we are paid under our PPAs for electricity, capacity and other energy attributes vary for a number of reasons, including:

○	market conditions when the PPA is signed;

○	the competitive environment in the power market where the plant is located and the power and other energy attributes are sold; and

○	in the case of contracts described in the prior bullets with variable pricing components, current oil and natural gas prices.

This means, among other things, that one of the metrics some investors may use to evaluate power plant revenues is an average price per MWh that can fluctuate from year to year. Based on total Electricity segment revenues for those years, we earned, on average, $80.84 and $77.75 per MWh in 2016 and 2015, respectively. Oil and natural gas prices, together with other factors that affect our Electricity segment revenues, could cause changes in our average rate per MWH in the future.

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

●

The Sarulla 330 MW project was released for construction, and we began to recognize our first Product segment revenues under the supply contract we signed with the EPC contractor in the quarter ended September 30, 2014. In 2017, we expect to derive significant revenues from the supply contract. We expect to generate additional income from our 12.75% equity investment in the Sarulla consortium following the commercial operation of the project. The Sarulla project’s future operations may be impacted by the status of development as discussed above under “Description of Our Power Plants”, various factors which we do not control given our minority position in the consortium, as well as other factors discussed above under “Risk Factors”.

●

While we do not see any immediate impact from the failed coup in Turkey on our business and operations, we are monitoring any change in the political environment that may affect our future business and operations in the country. As a major equipment supplier in the Turkish geothermal market we are involved in a number of projects that are currently under construction and plan to continue our marketing efforts to secure new contracts. Our revenue exposure to the Turkish market is increasing and we expect higher exposure in 2017, as we signed significant number of new contracts in Turkey.

●

A Turkish sub-contractor provides us with certain local equipment for renewable energy based generating facilities to help us meet our obligations under certain supply agreements in Turkey. The use of local equipment in renewable energy based generating facilities in Turkey entitles such facilities to certain benefits under Turkish law, provided such facilities have obtained an RER Certificate from EMRA, which requires the issuance of a local certificate. If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued a RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit.

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

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 86% of our Electricity revenues for the year ended December 31, 2016 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our California SO#4 PPAs totaling 99 MWs are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii are impacted by the price of oil as well as other commodities. Accordingly, our revenues from those power plants may fluctuate.

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

Revenues attributable to our Product segment fluctuate between periods, mainly based on our ability to receive customer orders, the status and timing of such orders, delivery of raw materials and the completion of manufacturing. Larger customer orders for our products are typically the result of our participating in, and winning, tenders or requests for proposals issued by potential customers in connection with projects they are developing. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product segment fluctuate (sometimes, extensively) from period to period. In both 2014 and 2015, we experienced a significant increase in our Product segment customer orders, which has increased our Product segment backlog. The backlog for our Product segment as of February 27, 2017, is described above in Item 1 — “Business”.

The following table sets forth a breakdown of our revenues for the years indicated:

	Revenues (dollars in thousands)			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Revenues:
Electricity	$436,292	$375,920	$382,301	65.8%	63.2%	68.3%
Product	226,299	218,724	177,223	34.2	36.8	31.7
Total revenues	$662,591	$594,644	$559,524	100.0%	100.0%	100.0%

Geographic Breakdown of Revenues

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product segments for the years indicated:

	Revenues in Thousands			% of Revenues for Period Indicated
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Electricity Segment:
United States	$288,842	$261,478	$268,198	66.2%	69.6%	70.2%
Foreign	147,450	114,442	114,103	33.8	30.4	29.8
Total	$436,292	$375,920	$382,301	100.0%	100.0%	100.0%

Product Segment:
United States	$18,183	$19,838	$17,000	8.0%	9.1%	9.6%
Foreign	208,116	198,886	160,223	92.0	90.9	90.4
Total	$226,299	$218,724	$177,223	100.0%	100.0%	100.0%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 96% and 128% higher than our Electricity segment foreign revenues for the years ended December 31, 2016 and 2015, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were more than 90% of our total Product segment revenues for the years ended December 31, 2016 and 2015. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $210.0 million and $157.2 million for the year ended December 31, 2016 and 2015, respectively, (primarily foreign), Product segment revenues resulted in higher pre-tax income from foreign operations for both of those periods.

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices (mainly for capacity) paid for electricity under the PPAs with Southern California Edison and PG&E in California for the Heber 2 power plant in the Heber complex, the Mammoth complex, the Ormesa complex, and the North Brawley power plant are higher in the months of June through September. As a result, we receive, and expect to continue to receive in the future, higher revenues from these power plants and complexes during such months. In the winter, our power plants produce more energy principally due to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity revenues. The higher payments payable by Southern California Edison and PG&E in the summer months offset the negative impact on our revenues from lower generation in the summer due to the higher ambient temperature

Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 3.9% and 4.1% of Electricity segment revenues for the years ended December 31, 2016 and December 31, 2015, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents, as of December 31, 2016 increased to $230.2 million from $185.9 million as of December 31, 2015. This increase is principally due to: (i) $203.5 million net proceeds from issuance of two new series of senior unsecured bonds; (ii) $159.3 million derived from operating activities during the year ended December 31, 2016; (iii) $92.5 million of proceeds from the senior secured notes issued by our subsidiary that owns our Don A. Campbell 1 power plant; (iv) $50.0 million of proceeds from the loan for our Olkaria 3 complex; (v) $59.9 million representing our share of the proceeds from the Opal Transaction (see “Opal Transaction” below); (vi) $44.1 million net proceeds derived from the issuance of shares to noncontrolling interest and (vii) a net change in restricted cash and cash equivalents of $15.2 million. This increase was partially offset by: (i) prepayment of $249.5 million of senior unsecured bonds; (ii) our use of $151.9 million to fund capital expenditures; (iii) net repayment of $62.1 million of long-term debt; (iv) $6.8 million of cash paid to repurchase a portion of our OFC Senior Secured Notes; (v) $20.1 million net cash paid for the acquisition of GB; and (vi) $64.1 million cash paid to a noncontrolling interest; and (vii) payment of a $25.7 million cash dividend. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of December 31, 2016 was $524.8 million, as described below in “Liquidity and Capital Resources”, of which we have utilized $342.6 million as of December 31, 2016.

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

Our assessment of economic viability of an exploration project involves significant management judgment and uncertainties as to whether a commercially viable resource exists at the time we acquire land rights and begin to capitalize such costs. As a result, it is possible that our initial assessment of a geothermal resource may be incorrect and we will have to write-off costs associated with the project that were previously capitalized. For example, during the years ended December 31, 2016, and 2015, we determined that the geothermal resource at two and three of our exploration projects, respectively, would not support commercial operations and as such, we abandoned those sites. As a result of this determination, we expensed $3.0 million and $1.6 million of capitalized costs during the years ended December 31, 2016 and 2015, respectively. Due to the uncertainties inherent in geothermal exploration, these historical impairments may not be indicative of future impairments. Included in construction-in-process are costs related to projects in exploration and development of $54.4 million and $62.9 million at December 31, 2016 and 2015, respectively. Included in this amount, $17.4 million and $26.5 million relates to up-front bonus payments at December 31, 2016 and 2015, respectively.

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

If our assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We believe that for the year ended December 31, 2016, no impairment exists for any of our long-lived assets; however, estimates as to the recoverability of such assets may change based on revised circumstances. Estimates of the fair value of assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

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

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$436,292	$375,920	$382,301
Product	226,299	218,724	177,223
	662,591	594,644	559,524
Cost of revenues:
Electricity	261,573	242,612	246,630
Product	130,223	133,753	109,143
	391,796	376,365	355,773
Gross profit
Electricity	174,719	133,308	135,671
Product	96,076	84,971	68,080
	270,795	218,279	203,751
Operating expenses:
Research and development expenses	2,762	1,780	783
Selling and marketing expenses	16,424	16,077	15,425
General and administrative expenses	46,710	34,782	28,614
Write-off of unsuccessful exploration activities	3,017	1,579	15,439
Operating income	201,882	164,061	143,490
Other income (expense):
Interest income	971	297	312
Interest expense, net	(67,389)	(72,577)	(84,654)
Derivatives and foreign currency transaction gains (losses)	(5,534)	(1,622)	(5,839)
Income attributable to sale of tax benefits	16,503	25,431	24,143
Gain from sale of property, plant and equipment	—	—	7,628
Other non-operating income (expense), net	(5,345)	(1,991)	756
Income from continuing operations before income taxes equity in income of investees and equity in losses of investees	141,088	113,599	85,836
Income tax (provision) benefit	(31,837)	15,258	(27,608)
Equity in losses of investees, net	(7,735)	(5,508)	(3,213)
Net income	101,516	123,349	55,015
Net income attributable to noncontrolling interest	(7,586)	(3,776)	(833)
Net income attributable to the Company's stockholders	$93,930	$119,573	$54,182
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$1.90	$2.46	$1.19
Diluted:
Net income	$1.87	$2.43	$1.18
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,469	48,562	45,508
Diluted	50,140	49,187	45,859

	Year Ended December 31,
	2016	2015	2014
Revenues:
Electricity	65.8%	63.2%	68.3%
Product	34.2	36.8	31.7
	100.0	100.0	100.0
Cost of revenues:
Electricity	60.0	64.5	64.5
Product	57.5	61.2	61.6
	59.1	63.3	63.6
Gross margin
Electricity	40.0	35.5	35.5
Product	42.5	38.8	38.4
	40.9	36.7	36.4
Operating expenses:
Research and development expenses	0.4	0.3	0.1
Selling and marketing expenses	2.5	2.7	2.8
General and administrative expenses	7.0	5.8	5.1
Write-off of unsuccessful exploration activities	0.5	0.3	2.8
Operating income	30.5	27.6	25.6
Other income (expense):
Interest income	0.1	0.0	0.1
Interest expense, net	(10.2)	(12.2)	(15.1)
Derivatives and foreign currency transaction gains (losses)	(0.8)	(0.3)	(1.0)
Income attributable to sale of tax benefits	2.5	4.3	4.3
Gain from sale of property, plant and equipment	0.0	0.0	1.4
Other non-operating income (expense), net	(0.8)	(0.3)	0.1
Income from continuing operations before income taxes and equity in losses of investees	21.3	19.1	15.3
Income tax (provision) benefit	(4.8)	2.6	(4.9)
Equity in losses of investees, net	(1.2)	(0.9)	(0.6)
Net income	15.3	20.7	9.8
Net income attributable to noncontrolling interest	(1.1)	(0.6)	(0.1)
Net income attributable to the Company's stockholders	14.2%	20.1%	9.7%

Comparison of the Year Ended December 31, 2016 and the Year Ended December 31, 2015

Total Revenues

Total revenues for the year ended December 31, 2016 were $662.6 million, compared to $594.6 million for the year ended December 31, 2015, representing a 11.4% increase from the prior period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 16.1% and 3.5%, respectively, compared to the corresponding period in 2015.

Electricity Segment

Revenues attributable to our Electricity segment for the year ended December 31, 2016 were $436.3 million, compared to $375.9 million for the year ended December 31, 2015, representing a 16.1% increase from the prior period. This increase was primarily attributable to: (i) the commencement of operations of the second phase of the McGinness Hills and Don A. Campbell power plants in Nevada in February 2015 and September 2015, respectively, as well as the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya in January 2016; (ii) higher energy rates under the Heber 1 PPA commencing in December 2015, and (iii) the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016, following the acquisition of an approximately 60% equity interest in GB. The increase was partially offset by a reduction in revenues generated by some of our power plants due to lower oil and natural gas prices.

Power generation in our power plants increased by 11.6% from 4,835,109 MWh in the year ended December 31, 2015 to 5,396,959 MWh in the year ended December 31, 2016, mainly due to commencement of commercial operation of the second phase of the McGinness Hills power plant and Don A. Campbell power plant in Nevada, and the commencement of operations of our Plant 4 at the Olkaria III complex in Kenya, as discussed above.

Product Segment

Revenues attributable to our Product segment for the year ended December 31, 2016 were $226.3 million, compared to $218.7 million for the year ended December 31, 2015, which represented a 3.5% increase. The increase in our Product segment revenues was primarily due to the start of revenue recognition from a new geothermal project we build. We recognized approximately $58 million of revenue from this project in the year ended December 31, 2016, compared to approximately $34 million in the year ended December 31, 2015. The total contract price for the project is approximately $99.0 million and it is scheduled to be completed in the first half of 2017. The increase was partially offset by a net decrease of approximately $11 million in revenues from projects we build in Turkey, of which some were completed in the year ended December 31, 2015, and due to timing of revenue recognition and different product mix.

Total Cost of Revenues

Total cost of revenues for the year ended December 31, 2016 was $391.8 million, compared to $376.4 million for the year ended December 31, 2015, representing a 4.1% increase from the prior period. As a percentage of total revenues, our total cost of revenues for the year ended December 31, 2016 decreased to 59.1%, compared to 63.3% for the year ended December 31, 2015.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the year ended December 31, 2016 was $261.6 million, compared to $242.6 million for the year ended December 31, 2015, representing a 7.8% increase from the prior period. This increase was primarily due to: (i) additional cost of revenues from the second phase of the McGinness Hills and Don A. Campbell power plants, the commencement of operations of our Plant 4 at the Olkaria III complex, and the consolidation of our Bouillante power plant all discussed above; and (ii) reimbursement of $2.5 million of mining tax imposed on us based on an audit performed by the state of Nevada for the years ended December 31, 2008, 2009 and 2010 following our successful appeal of the audit decision in the first quarter of 2015. As a percentage of total Electricity segment revenues, the total cost of revenues attributable to our Electricity segment for the year ended December 31, 2016 was 60.0%, compared to 64.5% for the year ended December 31, 2015. This decrease was primarily due to higher efficiency in some of our operating power plants as well as lower costs of operating the three new power plants mentioned above.

Product Segment

Total cost of revenues attributable to our Product segment for the year ended December 31, 2016 was $130.2 million, compared to $133.8 million for the year ended December 31, 2015, representing a 2.6% decrease from the prior period. This decrease was primarily attributable to efficiencies, cost savings and project management, offset partially due to the increase in Product segment revenues as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to the Product segment for the year ended December 31, 2016 was 57.5%, compared to 61.2% for the year ended December 31, 2015. This decrease was mainly attributable to improvements made at our manufacturing facility and our project management and construction costs as well as the different product mix and different margins in the various sales contracts we entered into for this segment during these periods.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2016 were $2.8 million, compared to $1.8 million for the year ended December 31, 2015.

Selling and Marketing Expenses

Selling and marketing expenses for the year ended December 31, 2016 were $16.4 million, compared to $16.1 million for the year ended December 31, 2015. Selling and marketing expenses for the year ended December 31, 2016 constituted 2.5% of total revenues for such year, compared to 2.7% of such revenues for the year ended December 31, 2015.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2016 were $46.7 million, compared to $34.8 million for the year ended December 31, 2015.

This increase was mainly due to $11.0 million expenses related to a settlement with certain former employees of the company to settle claims brought by such employees against the company under qui tam provisions of the False Claims Act, partially offset by $3.8 million of expenses related to the share exchange with Ormat Industries, recorded in the first quarter of 2015. General and admisitrative expenses excluding the one-time costs and the costs related to the share exchange, constituted 5.5% and 5.2% of total revenues for the years ended December 31, 2016 and 2015, respectively.

Write-off of Unsuccessful Exploration Activities

Write-off of unsuccessful exploration activities for the year ended December 31, 2016 was $3.0 million compared to $1.6 million for the year ended December 31, 2015. The majority of the write-off of unsuccessful exploration activities for the year ended December 31, 2016, represented the costs related to the Twilight site in Oregon and concession in Chile, which we determined would not support commercial operations. The majority of the write-off of unsuccessful exploration activities for the year ended December 31, 2015 represented the costs related to the Maui prospect in Hawaii, which we determined in the fourth quarter of 2015 would not support commercial operations.

Operating Income

Operating income for the year ended December 31, 2016 was $201.9 million, compared to $164.1 million for the year ended December 31, 2015, representing a 23.1% increase from the prior period. The increase in operating income was primarily attributable to the increase in our gross margin in both our Electricity and Product segments primarily due to the increase in revenues, as discussed above, partially offset by $11.0 million one-time expenses related to a settlement with certain former employees of the company of a claims brought by such employees against the company under qui tam provisions of the False Claim Act. Operating income attributable to our Electricity segment for the year ended December 31, 2016 was $126.8 million, compared to $99.3 million for the year ended December 31, 2015. Operating income attributable to our Product segment for the year ended December 31, 2016 was $75.1 million, compared to $64.7 million for the year ended December 31, 2015.

Interest Expense, Net

Interest expense, net, for the year ended December 31, 2016 was $67.4 million, compared to $72.6 million for the year ended December 31, 2015, representing a 7.1% decrease from the prior period. This decrease was primarily due to: (i) the repayment, in September 2016, of the senior unsecured bonds in the amount of $250 million which bore interest at a fixed rate of 7% per annum, by issuance of new series of senior unsecured bonds in the amounts of $67 million and $137 million, respectively and bear interest at a fixed rate of 3.7% and 4.45% per annum, respectively, as discussed below; (ii) a lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; partially offset due to $0.8 million decrease related to interest capitalized to projects.

Derivatives and Foreign Currency Transaction Losses

Derivatives and foreign currency transaction losses for the year ended December 31, 2016 were $5.5 million, compared to $1.6 million for the year ended December 31, 2015. Derivatives and foreign currency transaction losses for the year ended December 31, 2016 were attributable primarily to $2.6 million in losses from future contracts to reduce our economic exposure to fluctuations in prices of natural gas and oil under our SO#4 and Puna PPAs, which were not accounted for as hedge transactions, and $1.5 million losses due to changes in the fair value of the contract obligation in the Guadeloupe transaction. Derivatives and foreign currency transaction losses for the year ended December 31, 2015 were attributable primarily to losses on foreign currency forward contracts, which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the year ended December 31, 2016 was $16.5 million, compared to $25.4 million for the year ended December 31, 2015. This income represents mainly the value of PTCs and taxable income or loss generated by ORTP and allocated to investors. This decrease was primarily attributable to a lower taxable loss in ORTP.

Other non-operating income (loss)

Other non-operating loss for the year ended December 31, 2016 was $5.4 million, compared to $2.0 million in the year ended December 31, 2015. Other non-operating loss for the year ended December 31, 2016 includes: (i) prepayment fees of approximately $5.0 million due to the repayment of the senior unsecured bonds in September 2016, as discussed below; and (ii) a make whole premium of $0.6 million resulting from the repurchase of $6.8 million aggregate principal amount of our OFC Senior Secured Notes. Other non-operating loss for the year ended December 31, 2015 includes a capital loss of $1.7 million resulting from the repurchase of $30.6 million aggregate principal amount of our OFC Senior Secured Notes.

Income from operations, before income taxes and equity in income of investees

Income from operations, before income taxes and equity in income of investees for the year ended December 31, 2016 was $141.1 million, compared to $113.6 million for the year ended December 31, 2015, representing a 24.2% increase from the prior period. The income is attributable in total to our foreign operations. The increase compared to the year ending December 31, 2015 was driven by the increase in Product Segment revenues in Indonesia and Chile. The small loss in our domestic operations resulted mainly from the $11.0 million one-time expenses related to a settlement with certain former employees of the company of a claims brought by such employees against the company under qui tam provisions of the False Claim Act and the approximately $5.0 million due to the repayment of the senior unsecured bonds in September 2016.

 Income Taxes

Income tax provision for the year ended December 31, 2016 was $31.8 million, compared to income tax benefit of $15.3 million for the year ended December 31, 2015. Income tax benefit for the year ended December 31, 2015 includes a $49.4 million deferred tax asset relating to the release of the valuation allowance for the additional 50% investment deduction for our Olkaria 3 power plant based on amendments to the Kenya Income Tax Act that came into effect on September 11, 2015 and which extended the period to utilize such investment deduction from five years to ten years. Income tax provision for the year ended December 31, 2015, excluding the $49.4 million, was $34.1 million. The increase in income tax provision from $34.1 million, excluding the $49.4 million, in the year ended December 31, 2015 to $36.5 million, exceluding $4.7 million of tax benefit pertaining to our operations in Kenya (see note 19) in the year ended December 31, 2016, primarily resulted from the increase in income before taxes in jurisdictions outside the U.S. Our effective tax rate for the years ended December 31, 2016, and 2015, excluding the $49.4 million, was 22.5% and 28.8%, respectively. Our effective tax rate is principally based upon the composition of the income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate is lower than the 35% U.S federal statutory tax rate as a substantial portion of our income is derived in Israel which is taxed at the corporate tax rate of 16%, partially offset by taxes on earnings in Kenya which are taxed at statutory rate of 37.5%. There is no impact on the Company’s income tax expense (benefit) related to the U.S. earnings (losses) due to the offsetting impact on the provision related to the change in the valuation allowance on the Company’s U.S. net deferred tax asset position.

For the year ended December 31, 2016 and 2015, we recorded a valuation allowance in the amount of approximately $109.6 million and $70.5 million respectively, against our U.S. deferred tax assets related to net operating loss (NOL) carryforwards and unutilized tax credits (PTCs and ITCs). As of December 31, 2016 we had U.S. federal NOLs in the amount of approximately $299.6 million, state NOLs in the amount of approximately $244.7 million, and unutilized tax credits of approximately $83.8 million, all of which can be carried forward for 20 years. The related deferred tax assets totaled approximately $109.6 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $109.6 million was recorded against the U.S. deferred tax assets as of December 31, 2016 because we believe it is more likely than not that the deferred tax assets will not be realized. If sufficient additional evidence of our ability to generate taxable income is established, we may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

Equity in losses of investees, net

Equity in losses of investees, net in the year ended December 31, 2016 was $7.7 million, compared to $5.5 million in the year ended December 31, 2015. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the year ended December 31, 2016 was $101.5 million, compared to $123.3 million for the year ended December 31, 2015, representing a decrease of $21.8 million from the prior period. This decrease in net income was primarily attributable to $11.0 million in one-time general and administrative expenses related to the settlement paid in connection with the FCA claim, as discussed above, the $47.1 million increase in income tax provision, a decrease of $8.9 million in income attributable to sale of tax benefits, and $3.4 million increase in other non-operating loss, partially offset by an increase of $53.3 million in gross margin and a decrease in interest expense of $5.2 million, all as discussed above.

Comparison of the Year Ended December 31, 2015 and the Year Ended December 31, 2014

Total Revenues

Total revenues for the year ended December 31, 2015 were $594.6 million, compared to $559.5 million for the year ended December 31, 2014, representing a 6.3% from the prior period. This increase was attributable to our Product segment, in which revenues increased by 23.4% compared to the corresponding period in 2014. This increase was partially offset by a 1.7% decrease in our Electricity segment revenues over the corresponding period in 2014.

Electricity Segment

Revenues attributable to our Electricity segment for the year ended December 31, 2015 were $436.3 million, compared to $375.9 million for the year ended December 31, 2014, representing a 1.7% decrease from the prior period. This decrease was primarily attributable to a $30 million reduction in revenues generated by some of our power plants due to lower oil and natural gas prices as well as our Puna power plant having lower generation due to a hurricane. This decrease was partially offset by the commencement of operations of the second phase of the McGinness Hills and and Don A. Campbell power plant in Nevada in February 2015 and September 2015, respectively.

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

This increase was mainly due to $3.8 million of expenses related to the share exchange with Ormat Industries completed in 2015. General and administrative expenses for the year ended December 31, 2015, excluding the costs related to the share exchange, constituted 5.2% and 5.1% of total revenues for the years ended December 31, 2015 and 2014, respectively.

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

Operating Income

Operating income for the year ended December 31, 2015 was $164.1 million, compared to $143.5 million for the year ended December 31, 2014, representing a 14.4% increase from the prior period. This increase was primarily attributable to the write-off of unsuccessful exploration activities in the amount of $15.4 million for the year ended December 31, 2014 and to an increase in our gross margin in our Product segment, as discussed above. The increase was partially offset by costs associated with the share exchange, as discussed above. Operating income attributable to our Electricity segment for the year ended December 31, 2015 was $99.3 million, compared to $90.4 million for the year ended December 31, 2014. This increase was primarily attributable to a decrease in write-off of unsuccessful exploration activities in the amount of $13.9 million, as described above. Operating income attributable to our Product segment for the year ended December 31, 2015 was $64.7 million, compared to $53.1 million for the year ended December 31, 2014.

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

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction” and “ORTP Transaction”) for the year ended December 31, 2015 was $25.4 million, compared to $24.1 million for the year ended December 31, 2014. This income primarily represents the value of PTCs and taxable income or loss generated by OPC and ORTP and allocated to investors in the amount of $5.3 million and $20.1 million, respectively, in the year ended December 31, 2015, compared to $7.0 million and $17.1 million, respectively, in the year ended December 31, 2014. This increase was primarily attributable to a higher taxable loss in ORTP, partially offset by lower depreciation for tax purposes in OPC as a result of declining depreciation rates under MACRS.

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

Other non-operating income (loss)

Other non-operating loss for the year ended December 31, 2015 was $2.0 million, compared to non-operating income of $0.8 million for the year ended December 31, 2014. Other non-operating loss for the year ended December 31, 2015 includes a capital loss of $1.7 million resulting from the repurchase of $30.6 million aggregate principal amount of the OFC Senior Secured Notes.

Income from operations, before income taxes and equity in income of investees

Income from operations, before income taxes and equity in income of investees for the year ended December 31, 2015 was $113.6 million, compared to $85.8 million for the year ended December 31, 2014, representing a 32.4% increase from the prior period. The income is attributable in total to our foreign operations. The increase compared to the year ending December 31, 2014 was driven by the increase in Product Segment revenues in Indonesia and Chile. The small loss in our domestic operations resulted mainly from the low commodity prices in 2015 and the fact that 18.1% of our domestic revenues are linked to commodity prices.

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

For the year ended December 31, 2015 and 2014, we recorded a valuation allowance in the amount of approximately $70.5 million and $111.3 million respectively, against our U.S. deferred tax assets in respect of net operating loss (NOL) carryforwards and unutilized tax credits (PTCs and ITCs). As of December 31, 2015 we had U.S. federal NOLs in the amount of approximately $261.0 million, state NOLs in the amount of approximately $191.0 million, and unutilized tax credits of approximately $72.0 million, all of which can be carried forward for 20 years. The related deferred tax assets totaled approximately $70.5 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $70.5 million was recorded against the U.S. deferred tax assets as of December 31, 2015 as at that point in time, we believed it was more likely than not that the deferred tax assets will not be realized.

Equity in losses of investees, net

Equity in losses of investees, net in the year ended December 31, 2015 was $5.5 million, compared to $3.2 million in the year ended December 31, 2014. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the year ended December 31, 2015 was $123.3 million, compared to $55.0 million for the year ended December 31, 2014, representing an increase of $68.3 million, or 124.2% from the prior period. This increase in net income was primarily attributable to the deferred tax asset in Kenya and related expenses for $48.7 million, the $20.6 million in operating income and a decrease in interest expense of $12.1 million, as discussed above. The increase was partially offset by a $7.6 million gain from the sale of property, plant and equipment for the year ended December 31, 2014, as discussed above.

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

As of December 31, 2016, we had access to the following sources of funds: (i) $230.2 million in cash, cash equivalents of which $215.9 million held by our foreign subsidiaries; and (ii) $139.8 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for 2017 includes approximately $255.0 million for capital expenditures on new projects under development or construction, exploration activity, and operating projects, as well as $66.0 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financing and refinancing (including construction loans). Management believes that based on current stage of implementation of the new strategic plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, OFC, one of our subsidiaries, issued $190.0 million of OFC Senior Secured Notes for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. The OFC Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio (DSCR) of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of December 31, 2016, the last measurement date, the actual historical 12-month DSCR was 1.25 and the pro-forma 12-month DSCR was 1.38 (on a semi-annual basis and as of December 31, 2015). There was $17.0 million aggregate principal amount of OFC Senior Secured Notes outstanding as of December 31, 2016.

In June 2015, we repurchased from OFC noteholders $30.6 million of the aggregate principal amount of our OFC Senior Secured Notes, which resulted in approximately $2.5 million savings in interest expense. We recognized a loss of approximately $1.7 million in the year ended December 31, 2015, as a result of the repurchase.

In September 2016, we repurchased from OFC noteholders $6.8 million of the aggregate principal amount of our OFC Senior Secured Notes.We recognized a loss of approximately $0.6 million in the year ended December 31, 2016, as a result of the repurchase.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December, 2005, OrCal, one of our subsidiaries, issued $165.0 million of OrCal Senior Secured Notes for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity date of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June, 2016 (the last measurement date of the covenants)the actual historical 12-month DSCR was 1.77, and the pro-forma 12-months DSCR was 2.57. There was $35.2 million aggregate principal amount of OrCal Senior Secured Notes outstanding as of December 31, 2016.

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

On August 29, 2014, OFC 2 signed a $140.0 million loan under the OFC 2 Notes to finance the construction of the McGinness Hills Phase 2 project. This draw is the last tranche (Series C notes) under the Note Purchase Agreement with John Hancock Life Insurance Company (USA) and is guaranteed by the U.S. DOE Loan Programs Office in accordance with and subject to the DOE’s Loan Guarantee Program under section 1705 of Title XVII of the Energy Policy Act of 2005. The $140.0 million loan, which matures in December 2032, carries a 4.61% coupon with principal to be repaid on a quarterly basis. The OFC 2 Notes, which include loans for the Tuscarora, Jersey Valley and McGinness Hills complexes, are rated “BBB” by Standard & Poor’s.

In connection with the drawdown, on August 13, 2014, we entered into an on-the-run interest lock agreement with a financial institution with a termination date of of August 15, 2014. This on-the-run interest lock agreement had a notional amount of $140.0 million and was designated by us as a cash flow hedge. The objective of this cash flow hedge was to eliminate the variability in the change in the 10-year U.S. Treasury rate as that is one of the components in the annual interest rate of OFC 2 loan that was forecasted to be fixed on August 15, 2014. As such, we hedged the variability in total proceeds attributable to changes in the 10-year U.S. Treasury rate for the forecasted issuance of fixed rate OFC 2 loan. On the settlement date of August 18, 2014, we paid $1.5 million to the counterparty of the on-the-run interest rate lock agreement.

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

Among other things, the distribution restrictions include a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution. As of December 31, 2016, our historical debt service coverage ratio was 2.49 and 2.09, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 1.98 and 2.05, respectively for each of the two six-month periods.

There were $247.2 million and $262.0 million of OFC 2 senior secured Notes outstanding as of December 31, 2016 and December 31, 2015.

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

Olkaria III Finance Agreement with OPIC — Limited Recourse

In August  2012, OrPower 4, one of our subsidiaries, entered into a finance agreement with OPIC, an agency of the U.S. government, to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $310.0 million (the OPIC Loan) for the refinancing and financing of our Olkaria III geothermal power complex in Kenya. The finance agreement was amended on November 9, 2012.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance of $66.0 million and matures on December 15, 2030 and Tranche II, which has an outstanding balance of $142.9 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate applicable to Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance of $37.6 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $15.8 million as of December 31, 2016, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders.  In addition, if the DSCR falls below 1.1, subject to certain cure rights such failure will constitute an event of default by OrPower 4. This covenant in respect of Tranche I became effective on December 15, 2014. As of December 31, 2016, the actual historical and projected 12-month DSCR was 2.69 and 2.96, respectively.

As of December 31, 2016, $246.6 million of the OPIC Loan was outstanding.

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

There are various restrictive covenants under the Amatitlan credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of December 31, 2016, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.87 and 1.92, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of December 31, 2016, $36.8 million of this loan is outstanding.

Don A. Campbell Senior Secured Notes — Non-Recourse

On November 29, 2016, ORNI 47 LLC (“ORNI 47”) entered into a note purchase agreement (the “Note Purchase Agreement”) with MUFG Union Bank, N.A., as collateral agent, Munich Reinsurance America, Inc. and Munich American Reassurance Company (the “Purchasers”) pursuant to which ORNI 47 issued and sold to the Purchasers $92.5 million aggregate principal amount of its 4.03% Senior Secured Notes due September 27, 2033 (the “Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. ORNI 47 is the owner of the Don A. Campbell Phase I (“DAC 1”) geothermal power plant, and part of ORPD.

The net proceeds to ORNI 47 from the sale of the Notes, after deducting certain transaction expenses and the funding of a debt service reserve account, were approximately $87.1 million and ORNI 47 intends to use the proceeds from the sale of the Notes to refinance the development and construction costs of the DAC 1 geothermal power plant, which were originally financed using equity.

ORNI 47 will pay a scheduled amount of principal of the Notes beginning on December 27, 2016 and then quarterly, on the 27th day of each March, June, September and December, until the Notes mature.

The Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. Under the Note Purchase Agreement, ORNI 47 may prepay at any time all, or from time to time any part of, the Notes in an amount equal to at least $2 million or such lesser amount as may remain outstanding under the Notes at 100% of the principal amount to be prepaid plus the applicable make-whole amount determined for the prepayment date with respect to such principal amount. Upon the occurrence of a Change of Control (as defined in the Note Purchase Agreement), ORNI 47 must make an offer to each holder of Notes to repurchase all of the holder’s Notes at 101% of the aggregate principal amount of Notes to be repurchased plus accrued and unpaid interest, if any, on the Notes to be repurchased to, but not including, the date of repurchase. Each holder of Notes may accept such offer in whole or in part. In certain events, including certain asset sales outside the ordinary course of business, ORNI 47 must make mandatory prepayments of the Notes at 100% of the principal amount to be prepaid. The Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. The Note Purchase Agreement also contains customary events of default.  In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected Debt Service Coverage Ratio not less than 1.20 for the four fiscal quarterly periods. As of December 31, 2016, the projected Debt Service Coverage Ratio was 1.85.

As of December 31, 2016, $92.4 million is outstanding under the DAC 1 Loan.

Full-Recourse Third-Party Debt

Credit Agreements

Union Bank. In February 2012, Ormat Nevada, our wholly owned subsidiary, entered into an amended and restated credit agreement with Union Bank. Under the credit agreement as amended and restated and further amended through the date of this report, the credit termination date is June 30, 2017. On December 31, 2016, the aggregate amount available under the credit agreement was increased by $10 million to $60.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.95; (ii) the 12-month DSCR was 2.54; and (iii) the distribution leverage ratio was 0.81. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of December 31, 2016, letters of credit in the aggregate amount of $32.6 million remain issued and outstanding under this committed credit agreement with Union Bank.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.95; (ii) the 12-month DSCR was 2.54; and (iii) the distribution leverage ratio was 0.81. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of December 31, 2016, letters of credit in the aggregate amount of $23.2 million remain issued and outstanding under this committed credit agreement.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $429.8 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $215.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $214.8 million. The credit agreements mature at the end of March 2017 and July 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. As of December 31, 2016, there was no outstanding loan balance.

As of December 31, 2016, letters of credit with an aggregate stated amount of $285.7 million were issued and outstanding under these credit agreements.

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

As of December 31, 2016, committed letters of credit in the aggregate amount of $341.6 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of December 31, 2016, $3.3 million was outstanding under this loan.

Senior Unsecured Bonds. We had an aggregate principal amount of approximately $250.0 million of Senior Unsecured Bonds issued and outstanding. We issued approximately $142.0 million aggregate principal amount of these bonds in August 2010 and an additional $107.5 million aggregate principal amount in February 2011. Subject to early redemption, the principal of the bond was repayable in a single bullet payment upon the final maturity of the bonds on August 1, 2017. The bonds bore interest at a fixed rate of 7.00%, payable semi-annually. The bonds that we issued in February 2011 were issued at a premium which reflects an effective fixed interest rate of 6.75%.

In September 2016, the Company concluded an auction tender and accepted subscriptions for $204 million aggregate principal amount of two tranches (Series 2 approximately $67 million and Series 3 approximately $137 million) of senior unsecured bonds. The proceeds from the senior unsecured bonds were used on September 29, 2016, to prepay the Company’s $250 million senior secured bonds that were payable on August 1, 2017.

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

Loan Agreements with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European DFIs arranged by DEG. The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of December 31, 2016, $15.8 million is outstanding under the DEG Loan (out of which $10.8 million bears interest at a fixed rate).

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

On October 20, 2016, OrPower 4 entered into a new $50 million subordinated facility agreement with DEG (the “DEG 2 Facility Agreement”) and on December 21, 2016, OrPower 4 completed a drawdown of the full loan amount of $50 million, with a fixed interest rate of 6.28% for the duration of the loan (the “DEG 2 Loan”). The DEG 2 Loan will be repaid in 20 equal semi-annual principal installments commencing December 21, 2018, with a final maturity on June 21, 2028. The DEG 2 Loan is intended for the refinance of Plant 4 of the Olkaria III Complex, which was originally financed using equity and is subordinated to the senior loan provided by OPIC for Plants 1-3 of the complex. The loan is guaranteed by the Company.

Under the DEG 2 Facility Agreement, OrPower 4 may prepay at any time all, or from time to time any part of the DEG 2 Loan in an amount equal to at least $5 million or such lesser amount as may remain outstanding under the DEG 2 Loan at 100% of the principal amount to be prepaid plus the applicable make-whole amount and certain prepayment premium amount determined for the prepayment date with respect to such principal amount. In certain events, OrPower 4 must make mandatory prepayments of the DEG 2 Loan at 100% of the principal amount to be prepaid plus the applicable make-whole amount and certain prepayment premium amount determined for the prepayment date with respect to such principal amount. The DEG 2 Facility Agreement requires OrPower 4 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens. The Facility Agreement also contains customary events of default.

As of December 31, 2016, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of December 31, 2016: (i) total equity was $1,170.0 million and the actual equity to total assets ratio was 47.53% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 2.32. During the year ended December 31, 2016, we distributed interim dividends in an aggregate amount of $25.7 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks and lease payments under the Puna lease transaction described below, as of December 31, 2016, are as follows:

(Dollars in thousands)
Year ending December 31:
2017	$65,971
2018	64,805
2019	59,146
2020	126,870
2021	46,579
Thereafter	593,161
Total	$956,532

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

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $2.9 million and $2.1 million as of December 31, 2016 and December 31, 2015, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

Opal Transaction

On December 19, 2016, Ormat Nevada entered into an equity contribution agreement (the “Equity Contribution Agreement”) with OrLeaf LLC (“OrLeaf”) and JPM Capital Corporation (“JPM”) with respect to Opal Geo LLC (“Opal Geo”). Also on December 16, 2016, OrLeaf, a newly formed limited liability company formed by Ormat Nevada and ORPD LLC, entered into an amended and restated limited liability company agreement of Opal Geo (the “LLC Agreement”) with JPM. The transactions contemplated by the Equity Contribution Agreement and LLC Agreement will allow the Company to monetize federal production tax credits (“PTCs”) and certain other tax benefits relating to the operation of five geothermal power plants located in Nevada.

In connection with the transactions contemplated by the Equity Contribution Agreement and the LLC Agreement, Ormat Nevada transferred its indirect ownership interest in the McGinness Hills (Phase I and Phase II), Tuscarora, Jersey Valley and Don A. Campbell Phase 2 (“DAC 2”) geothermal power plants to Opal Geo. Prior to such transfer, Ormat Nevada held an approximately 63.25% indirect ownership interest in DAC 2 through ORPD LLC, a joint venture between Ormat Nevada and Northleaf Geothermal Holdings LLC (“Northleaf”), an affiliate of Northleaf Capital Partners, and held, directly or indirectly, a 100% ownership interest in the remaining geothermal power plants that were transferred to Opal Geo.

Pursuant to the Equity Contribution Agreement, JPM contributed approximately $62.1 million to Opal Geo in exchange for 100% of the Class B Membership Interests of Opal Geo. JPM also agreed to make deferred capital contributions to Opal Geo based on the amount of electricity generated by the DAC 2 and McGinness Hills Phase II power plants which are eligible for the federal production tax credit. The Company expects the aggregate amount of JPM’s deferred capital contributions to equal approximately $21 million and to be paid over time covering the period through December 31, 2022.

Under the LLC Agreement, until December 31, 2022, OrLeaf will receive distributions of 97.5% of any distributable cash generated by operation of the power plants while JPM will receive distributions of 2.5% of any distributable cash generated by operation of the power plants. Unless JPM has already achieved its target internal rate of return on its investment in Opal Geo, from December 31, 2022 until JPM has achieved its target internal rate of return, JPM will receive 100% of any distributable cash generated by operation of the power plants. Thereafter, OrLeaf will receive distributions of 97.5%, and JPM will receive 2.5%, of any distributable cash generated by operation of the power plants.

Under the LLC Agreement, all items of Opal Geo income and loss, gain, deduction and credit (including the federal PTCs relating to the operation of the two PTC eligible power plants) will be allocated, until JPM has achieved its target internal rate of return on its investment in Opal Geo (and for so long as the two PTC eligible power plants are generating PTCs), 99% to JPM and 1% to OrLeaf, or 5% to JPM and 95% to OrLeaf if PTCs are no longer available to either of the two PTC eligible power plants. Once JPM achieves its target internal rate of return, all items of Opal Geo income and loss, gain, deduction and credit will be allocated 5% to JPM and 95% to OrLeaf.

Under the LLC Agreement, OrLeaf, which owns 100% of the Class A Membership Interests in Opal Geo, will serve as the managing member of Opal Geo and control the day-to-day management of Opal Geo and its portfolio of five power plants. However, in certain limited circumstances (such as bankruptcy of Orleaf, fraud or gross negligence by OrLeaf) JPM may remove OrLeaf as the managing member of Opal Geo. JPM, as the Class B Member of Opal Geo, has consent and approval rights with respect to certain items that are designated as major decisions for Opal Geo and the five power plants. In addition, by virtue of certain provisions in OrLeaf’s own limited liability company agreement, and consistent with the ORPD LLC formation documents, Northleaf has similar consent and approval rights with respect to OrLeaf’s determination of major decisions pertaining to the DAC 2 power plant. In both cases, these major decisions are generally equivalent to customary minority protection rights. As a result, the Company’s wholly owned subsidiary, Ormat Nevada, which serves as the managing member of OrLeaf and as the managing member of ORPD LLC, will effectively retain the day-to-day control and management of Opal Geo and its portfolio of five power plants.

The LLC Agreement contains certain customary restrictions on transfer applicable to both OrLeaf and JPM with respect to their respective Membership Interests in Opal Geo, and also provides OrLeaf with a right of first offer in the event JPM desires to transfer any of its Class B Membership Interests, pursuant to which OrLeaf may purchase such Class B Membership Interests. The LLC Agreement also provides OrLeaf with the option to purchase all of the Class B Membership Interests on either December 31, 2022 or the date that is 9 years after the closing date under the Equity Contribution Agreement at a price equal to the greater of (i) the fair market value of the Class B Membership Interests as of the date of purchase (subject to certain adjustments) and (ii) $3 million.

Pursuant to the Equity Contribution Agreement, the Company has provided a guaranty for the benefit of JPM of certain of OrLeaf’s indemnification obligations to JPM under the LLC Agreement. In addition, Ormat Nevada also provided a guaranty for the benefit of JPM of all present and future payment and performance obligations of OrLeaf under the LLC Agreement and each ancillary document to which OrLeaf is a party.

Pursuant to the Equity Contribution Agreement, JPM contributed approximately $62.1 million to Opal Geo in exchange for 100% of the Class B Membership Interests of Opal Geo. The contribution was recorded as a $3.7 million allocation to noncontrolling interests and a $58.5 million allocation to liabilities associated with sale of tax benefits as described in Note 1. JPM also agreed to make deferred capital contributions to Opal Geo based on the amount of electricity generated by the DAC 2 and McGinness Hills Phase II power plants which are eligible for the federal production tax credit. The Company expects the aggregate amount of JPM's deferred capital contributions to equal approximately $21 million and to be paid over time covering the period through December 31, 2022.

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

Our voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. Through Ormat Nevada, we own all of the Class A membership units, which represent 75% of the voting rights in OPC and the investors(as described below) own all of the Class B membership units, which represent 25% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions in OPC are decided by the vote of a majority of the membership units. Following the OPC Flip Date, Ormat Nevada’s voting rights will increase to 95% and the investor’s voting rights will decrease to 5%. Ormat Nevada retains the controlling voting interest in OPC both before and after the OPC Flip Date and therefore consolidates OPC. We expect the Flip Date to occur in the second quarter of 2017.

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

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, and the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold Class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments were expected to be made until December 31, 2016 and total up to a maximum amount of $11.0 million, of which we received $1.5 million, $2.0 million, $1.7 million and $2.2 million in the first quarters of 2017 , 2016, 2015 and 2014, respectively.

Ormat Nevada will continue to operate and maintain the power plants. Under the agreements, Ormat Nevada will initially receive all of the distributable cash flow generated by the power plants, while JPM will receive substantially all the Economic Benefits. JPM’s return is limited by the terms of the transaction. Once JPM reaches a target after-tax yield on its investment in ORTP (the ORTP Flip Date), Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis. At any time during the twelve-month period after the end of the fiscal year in which the ORTP Flip Date occurs (but no earlier than the expiration of five years following the date that the last of the power plants was placed in service for purposes of federal income taxes), Ormat Nevada also has the option to purchase JPM’s remaining interest in ORTP at the then-current fair market value. If Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again.

The Class B membership units entitle the holder to a 5.0% (allocation of income and loss) and 2.5% (allocation of cash) residual economic interest in ORTP. The 5.0% and 2.5% residual interest commences on achievement by JPM of a contractually stipulated return that triggers the ORTP Flip Date, which occurred on December 31, 2016. This residual 5.0% and 2.5% interest represents noncontrolling interests and are not subject to mandatory redemption or guaranteed payments. We expect to buy out the Class B membership units for $2.0 million in the second quarter of 2017.

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

Liquidity Impact of Uncertain Tax Positions

As discussed in Note 19 to our consolidated financial statements set forth in Item 8 of this annual report, we have a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $5.7 million as of December 31, 2016. This liability is included in long-term liabilities in our consolidated balance sheet, because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividend

The following are the dividends declared by us during the past two years:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
February 24, 2015	$0.08	March 16, 2015	March 27, 2015
May 6, 2015	$0.06	May 19, 2015	May 27, 2015
August 3, 2015	$0.06	August 18, 2015	September 2, 2015
November 3, 2015	$0.06	November 18, 2015	December 2, 2015
February 23, 2016	$0.31	March 15, 2016	March 29, 2016
May 4, 2016	$0.07	May 18, 2016	May 24, 2016
August 2, 2016	$0.07	August 16, 2016	August 30, 2016
November 7, 2016	$0.07	November 21, 2016	December 6, 2016
February 28, 2017	$0.17	March 15, 2017	March 29, 2017

Historical Cash Flows

The following table sets forth the components of our cash flows for the relevant periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net cash provided by operating activities	$159,285	$190,025	$213,235
Net cash used in investing activities	(158,531)	(90,971)	(129,162)
Net cash provided by (used in) financing activities	43,541	46,635	(101,197)
Net change in cash and cash equivalents	44,295	145,689	(17,124)

For the Year Ended December 31, 2016

Net cash provided by operating activities for the year ended December 31, 2016 was $159.3 million, compared to $190.0 million for the year ended December 31, 2015. This decrease of $30.7 million resulted primarily from (i) an increase in receivables of $33.3 million in the year ended December 31, 2016, compared to a $3.8 million in the year ended December 31, 2015, as a result of timing of collections from our customers; and (ii) a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $29.3 million in our Product segment in the year ended December 31, 2016, compared to an increase of $11.8 million in the year ended December 31, 2015, as a result of timing in billing of our customers.

Net cash used in investing activities for the year ended December 31, 2016 was $158.5 million, compared to $91.0 million for the year ended December 31, 2015. The principal factors that affected our net cash used in investing activities during the year ended December 31, 2016 were capital expenditures of $151.9 million, primarily for our facilities under construction, and $20.1 million net cash paid for the acquisition of GB, reduced by a net decrease of $15.2 million in restricted cash and cash equivalents, due to timing of debt repayments.

Net cash provided by financing activities for the year ended December 31, 2016 was $43.5 million, compared to $46.6 million used for the year ended December 31, 2015. The principal factors that affected the net cash provided by financing activities during the year ended December 31, 2016 were: (i) $203.5 million net proceeds from issuance of two new series of Senior Unsecured Bonds; (ii) net proceeds from issuance of shares to a noncontrolling interest in the amount of $44.1 million; (iii) $59.9 million of net proceed from the OPAL Transaction; (iv) $92.5 million of proceeds from a term loan for our Don A. Campbell power plant and (v) $50.0 million of proceeds from a term loan for our Olkaria 3 Complex plant 4, reduced by: (i) early repayment of $249.5 million of Senior Unsecured Bonds; $6.8 million of cash paid to repurchase our OFC Senior Secured Notes; (ii) the repayment of long-term debt in the amount of $62.1 million; (iii) $63.7 million of cash paid to noncontrolling interests ; and (iv) a $26.0 million cash dividend paid.

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

EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs (vi) stock-based compensation, (vii) gain or loss from extinguishment of liabilities (viii) gain or loss on sale of subsidiary and property, plant and equipment and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the United States of America, or U.S. GAAP, and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

This information should not be considered in isolation from, or as a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP or other non-GAAP financial measures.

Adjusted EBITDA for the year ended December 31, 2016 was $323.8 million, compared to $291.3 million for the year ended December 31, 2015 and $272.7 million for the year ended December 31, 2014.

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)

Net cash provided by operating activities	$159,285	$190,025	$213,235
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	60,553	63,802	76,970
Interest income	(971)	(297)	(312)
Income tax provision (benefit)	31,837	(15,258)	27,608
Minority interest in earnings of subsidiaries
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	48,208	40,530	(57,422)

EBITDA	298,912	278,802	260,079
Mark-to-market gains or losses from accounting for derivatives	319	1,409	(1,788)
Stock-based compensation	5,157	3,955	5,571
Gain on sale of subsidiary and property, plant and equipment	(686)	-	(7,628)
Termination fee	-	-	-
Impairment of long-lived assets	-	-
Loss from extinguishment of liability	5,780	1,710	-
Merger and acquisition transaction costs	335	3,800	1,000
Settlement expenses	11,000	-	-
Write-off of unsuccessful exploration activities	3,017	1,579	15,439
Adjusted EBITDA	$323,834	$291,255	$272,673
Net cash used in investing activities	$(158,531)	$(90,971)	$(129,162)

Net cash provided by (used in) financing activities	$43,541	$46,635	$(101,197)

Capital Expenditures

Our capital expenditures primarily relate to the enhancement of our existing power plants and the exploration, development and construction of new power plants.

We have estimated approximately $406.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $165.0 million as of December 31, 2016. We expect to invest $165.0 million in 2017 and the remaining $76.0 million thereafter.

In addition, we estimate approximately $90.0 million in additional capital expenditures in 2017 to be allocated as follows: (i) $25.0 million for development of new projects; (ii) $35.0 million for maintenance capital expenditures to our operating power plants; (iii) $25.0 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity; and (iv) $5.0 million for enhancements to our production facilities.

In the aggregate, we estimate our total capital expenditures for 2017 to be approximately $255.0 million.

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

We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the aggregate 90 MW PPAs for the Heber 2 power plant in the Heber complex, the Ormesa complex and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices. The energy payments under the PPAs of the Heber 2 power plant in the Heber complex, the Ormesa complex and the G2 power plant in Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. In May 2015 and February 2016, we entered into derivative transactions to reduce our exposure to the price of natural gas under these PPAs, until December 29, 2016. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO’s avoided costs.

As of December 31, 2016, 94.6% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 5.4% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of December 31, 2016, $51.4 million of our long-term debt remained subject to some interest rate risk.

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

We performed a sensitivity analysis on the fair values of our swap contracts on oil prices, put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The swap contracts on oil prices, put options on natural gas prices and foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at December 31, 2016 and 2015 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our new strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of December 31, 2016 and 2015 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
	As of December 31,		As of December 31,
Risk	2016	2015	2016		2015	Change in the Fair Value of
	(In thousands)
Foreign Currency	$(4,665)	$(3,894)	$4,632		$4,760	Foreign currency forward contracts
Interest Rate	$(254)	$(408)	$260		$417	Ormat Funding Corp. (“OFC”)
Interest Rate	$(281)	$(646)	$284		$660	Orcal Geothermal Inc. (“OrCal”)
Interest Rate	$(7,174)	$(9,322)	$7,496		$9,941	OFC 2 LLC (“OFC 2”)
Interest Rate	$(64)	$(175)	$65		$172	Loan from DEG
Interest Rate	$(7,667)	$(9,164)	$8,039		$9,685	Loan from OPIC
Interest Rate	$- (1)	$-	$-	(1)	$-	Amatitlan loan
Interest Rate	$(4,351)	$(1,888)	$4,472		$1,907	Senior unsecured bonds
Interest Rate	$(1,568)	$-	$1,639		$-	New DEG loan ("DEG 2") loan
Interest Rate	$(2,749)	$-	$2,890		$-	Don A. Campbell 1 ("DAC 1 ") Senior Secured Notes
Interest Rate	$(161)	$-	$167		$-	Other long-term loans

(1) The application of a 10% increase and decrease to the interest rate, did not exceed the minimum rate as set in the loan agreement

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

Contractual Obligations and Commercial Commitments

The following tables set forth our material contractual obligations as of December 31, 2016 (in thousands):

		Payments Due By Period
	Remaining Total	2017	2018	2019	2020	2021	Thereafter
Long-term liabilities principal	$956,532	$65,971	$64,805	$59,146	$126,870	$46,579	$593,161
Interest on long-term liabilities (1)	314,475	45,592	41,792	38,097	34,692	31,448	122,854
Future minimum operating lease	30,622	8,747	8,944	6,018	2,450	1,723	2,740
Benefits upon retirement (2)	13,679	1,867	2,497	1,655	1,119	1,400	5,141
Asset retirement obligation	23,348	—	—	—	—	—	23,348
Purchase commitments (3)	108,137	108,137	—	—	—	—	—
	$1,446,793	$230,314	$118,038	$104,916	$165,131	$81,150	$747,244

___________

(1)	Interest on the OFC Senior Secured Notes due in 2020 is fixed at a rate of 8.25%. Interest on the OrCal Senior Secured Notes due in 2020 is fixed at a rate of 6.21%. Interest on the OFC 2 Senior Secured Notes Series A due in 2032 is fixed at a rate of 4.687%. Interest on the DAC1 Senior Secured Notes due in 2033 is fixed at a rate of 4.03%. Interest on the OPIC Loan due in 2030 is fixed at an average rate of 6.29%. Interest on the DEG Loan due in 2018 is fixed for $10.8 million as of December 31, 2016, at a rate of 6.9% and variable on the remaining balance (which as of December 31, 2016 was $5.0 million). Interest on the new DEG 2 loan due in 2028 is fixed at a rate of 6.28%. Interest on the senior unsecured bonds due in 2020 is fixed at a rate of 3.7%. Interest on the senior unsecured bonds due in 2022 is fixed at a rate of 4.45%. Interest on the remaining debt is variable (based primarily on changes in LIBOR rates). For purposes of the above calculation of interest payments pertaining to variable rate debt, future LIBOR rates were based on constant maturity swaps.

(2)

The above amounts were determined based on the employees’ current salary rates and the number of years’ service that will have been accumulated at their expected retirement date. These amounts do not include amounts that might be paid to employees that will cease working with us before reaching their expected retirement age.

(3)

We purchase raw materials for inventories, construction-in-process and services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by us, or that establish parameters defining our requirements. At December 31, 2016, total obligations related to such supplier agreements were approximately $108.1 million (approximately $51.0 million of which relate to construction-in-process). All such obligations are payable in 2017.

The table above does not reflect unrecognized tax benefits of $5.7 million, the timing of which is uncertain. Refer to Note 19 to our consolidated financial statements set forth in Item 8 of this annual report for additional discussion of unrecognized tax benefits. The above table also does not reflect a liability associated with the sale of tax benefits of $54.7 million, the timing of which is uncertain. Refer to Note 14 to our consolidated financial statements as set forth in Item 8 of this annual report for additional discussion of our liability associated with the sale of tax benefits.

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Southern California Edison, Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), KPLC, Southern California Public Power Authority and Hyundai. If any of these customers fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

Southern California Edison accounted for 5.1%, 9.7%, and 13.5% of our total revenues for the three years ended December 31, 2016, 2015, and 2014, respectively. Southern California Edison is also the power purchaser and revenues source for our Mammoth project, which we accounted for separately under the equity method of accounting through August 1, 2010.

Sierra Pacific Power Company and Nevada Power Company accounted for 19.2%, 19.5%, and 16.5% of our total revenues for the three years ended December 31, 2016, 2015, and 2014, respectively.

KPLC accounted for 16.5%, 14.6%, and 15.4% of our total revenues for the three years ended December 31, 2016, 2015, and 2014, respectively.

Southern California Public Power Authority accounted for 10.2%, 5.2% and 3.9% of our total revenues for the three years ended December 31, 2016, 2015 and 2014, respectively.

Hyundai (Sarulla geothermal power project) accounted for 15.2%, 15.7% and 6.8% of our total revenues for the three years ended December 31, 2016, 2015 and 2014, respectively

Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. If we started construction of a new geothermal power plant in the United States by December 31, 2016, we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These production-based credits, which in 2016 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. In lieu of the production tax credits, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service, so long as the project was under construction by the end of 2016. If the project was not under construction in time, then we are permitted to claim a 10% investment tax credit. The owner of the power plant may not claim both the investment tax credit and the production-based tax credit. New solar projects that are under construction by December 2019 will qualify for a 30% investment tax credit. The credit will fall to 26% for projects starting construction in 2020 and 22% for projects starting construction in 2021. Projects that are under construction before these deadlines must be placed in service by December, 31 2023 to qualify for the higher investment tax credit. Projects placed in service after December, 31, 2023 will only qualify for a 10%investment tax credit. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward.

We are also permitted to depreciate, or write off, most of the cost of the plant. In cases where we claim the one-time 30% (or 10%) tax credit, our tax basis in the plant that we can recover through depreciation is reduced by one-half of the tax credit. In cases where we claim the production tax credit, there is no reduction in the tax basis for depreciation. Projects that are placed in service in 2016 and 2017 are eligible for “bonus” depreciation and we will be permitted to write off 50% of the cost of that equipment in the year the power plant is placed in service. Projects placed in service in 2018 would qualify for a 40% bonus and Projects placed in service in 2019 would qualify for a 30% bonus. After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

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

Ormat Systems tax assessment for fiscal years 2010-2014 was finalized and settled in January 2017. The settlement resulted in no impact to income statement due to release of the related uncertain tax position liability.

As previously reported by the Company, the Kenya Revenue Authority (“KRA”) conducted an audit related to the Company’s operations in Kenya for fiscal years 2012 - 2013. In January 2017, KRA concluded its audit for the subject period and issued a demand letter to the Company for additional tax payments of approximately $16.1 million, including interest and penalties. KRA’s assessment, among other points, rejected the Company's income tax deduction of 150% of its investment in geothermal well drilling during the relevant period, on the basis that such work falls under mining activities (and not geothermal activities) which have a different allowable deduction under the Kenya Income Tax Act. The KRA audit and assessment is not final and is subject to objection by the Company. The Company's operations in Kenya utilize a geothermal resource license from the Ministry of Energy and Petroleum. The Company does not conduct and is not involved in any mining activity under applicable Kenyan law. Therefore, the Company believes that its original tax position was and remains correct under Kenyan tax law and regulations, and has submitted a notice of objection to the KRA which it intends to pursue vigorously. If the KRA position prevails and is applied to subsequent periods, the Company's deferred tax asset of $49.4 million recorded in 2015 may be impacted. At present, the Company has recorded a provision based on its assessment of its reasonably expected potential exposure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to Item 7A is included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Ormat Technologies, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	133
Consolidated Financial Statements as of December 31, 2016 and 2015 and for Each of the Three Years in the Period Ended December 31, 2016:
Consolidated Balance Sheets	134
Consolidated Statements of Operations and Comprehensive Income (Loss)	135
Consolidated Statements of Equity	136
Consolidated Statements of Cash Flows	137
Notes to Consolidated Financial Statements	138

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ormat Technologies, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows present fairly, in all material respects, the financial position of Ormat Technologies, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 1, 2017

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$230,214	$185,919
Restricted cash and cash equivalents (primarily related to VIEs)	34,262	49,503
Receivables:
Trade	80,807	55,301
Other	17,482	7,885
Inventories	12,000	18,074
Costs and estimated earnings in excess of billings on uncompleted contracts	52,198	25,120
Prepaid expenses and other	45,867	33,334
Total current assets	472,830	375,136
Deposits and other	18,553	17,968
Deferred charges	43,773	42,811
Property, plant and equipment, net ($1,483,224 and $1,481,258 related to VIEs, respectively)	1,556,378	1,559,335
Construction-in-process ($120,853 and $129,165 related to VIEs, respectively)	306,709	248,835
Deferred financing and lease costs, net	3,923	4,022
Intangible assets, net	52,753	25,875
Goodwill	6,650	—
Total assets	$2,461,569	$2,273,982
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$91,650	$91,955
Billings in excess of costs and estimated earnings on uncompleted contracts	31,630	33,892
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	32,234	29,930
Other loans	21,495	21,495
Full recourse	12,242	11,229
Total current liabilities	189,251	188,501
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $9,177 and $10,852, respectively)	350,388	294,476
Other loans (less deferred financing costs of $6,409 and $7,492, respectively)	261,845	275,888
Full recourse:
Senior unsecured bonds (plus unamortized premium based upon 7% of $0 and $513, respectively and less deferred financing costs of $755 and $283, respectively)	203,577	249,698
Other loans (less deferred financing costs of $1,346 and $435, respectively)	57,063	18,687
Accumulated losses of unconsolidated company in excess of investment	11,081	8,100
Liability associated with sale of tax benefits	54,662	11,665
Deferred lease income	54,561	58,099
Deferred income taxes	35,382	32,654
Liability for unrecognized tax benefits	5,738	10,385
Liabilities for severance pay	18,600	19,323
Asset retirement obligation	23,348	20,856
Other long-term liabilities	21,294	1,776
Total liabilities	1,286,790	1,190,108

Commitments and contingencies (Note 23)

Redeemable nonconrolling interest	4,772	--

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,667,340 and 49,107,901 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	869,463	849,223
Retained earnings	216,644	148,396
Accumulated other comprehensive income (loss)	(7,732)	(7,667)
	1,078,425	990,001
Noncontrolling interest	91,582	93,873
Total equity	1,170,007	1,083,874
Total liabilities and equity	$2,461,569	$2,273,982

The accompanying notes are an integral part of the consolidated financial statements

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$436,292	$375,920	$382,301
Product	226,299	218,724	177,223
Total revenues	662,591	594,644	559,524
Cost of revenues:
Electricity	261,573	242,612	246,630
Product	130,223	133,753	109,143
Total cost of revenues	391,796	376,365	355,773
Gross profit	270,795	218,279	203,751
Operating expenses:
Research and development expenses	2,762	1,780	783
Selling and marketing expenses	16,424	16,077	15,425
General and administrative expenses	46,710	34,782	28,614
Write-off of unsuccessful exploration activities	3,017	1,579	15,439
Operating income	201,882	164,061	143,490
Other income (expense):
Interest income	971	297	312
Interest expense, net	(67,389)	(72,577)	(84,654)
Derivatives and foreign currency transaction gains (losses)	(5,534)	(1,622)	(5,839)
Income attributable to sale of tax benefits	16,503	25,431	24,143
Gain from sale of property, plant and equipment	—	—	7,628
Other non-operating income (expense), net	(5,345)	(1,991)	756
Income from continuing operations before income taxes and equity in losses of investees	141,088	113,599	85,836
Income tax (provision) benefit	(31,837)	15,258	(27,608)
Equity in losses of investees, net	(7,735)	(5,508)	(3,213)
Income from continuing operations	101,516	123,349	55,015
Net income attributable to noncontrolling interest	(7,586)	(3,776)	(833)
Net income attributable to the Company's stockholders	$93,930	$119,573	$54,182
Comprehensive income:
Net income	101,516	123,349	55,015
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	(1,648)	—	—
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	1,185	1,028	(8,112)
Loss in respect of derivative instruments designated for cash flow hedge	87	91	(902)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(96)	(118)	(141)
Comprehensive income	101,044	124,350	45,860
Comprehensive income attributable to noncontrolling interest	(7,179)	(3,776)	(833)
Comprehensive income attributable to the Company's stockholders	$93,865	$120,574	$45,027
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$1.90	$2.46	$1.19
Diluted:
Net income	$1.87	$2.43	$1.18
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,469	48,562	45,508
Diluted	50,140	49,187	45,859
Dividend per share declared	$0.52	$0.26	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)
Balance at December 31, 2013	45,461	$46	$735,295	$(3,088)	$487	$732,740	$12,371	$745,111

Stock-based compensation	—	—	5,571	—	—	5,571	—	5,571
Exercise of options by employees and directors	76	—	981	—	—	981	—	981
Cash paid to non controlling interest	—	—	—	—	—	—	(651)	(651)
Cash dividend declared, $0.21 per share	—	—	—	(9,555)	—	(9,555)	—	(9,555)
Increase in noncontrolling interest in ORTP LLC	—	—	—	—	—	—	257	257
Acquisition of noncontrolling interest in Crump	—	—	159	—	—	159	(987)	(828)
Net (loss) income	—	—	—	54,182	—	54,182	833	55,015
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $554)	—	—	—	—	(902)	(902)	—	(902)
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(8,112)	(8,112)	—	(8,112)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $87)	—	—	—	—	(141)	(141)	—	(141)

Balance at December 31, 2014	45,537	$46	$742,006	$41,539	$(8,668)	$774,923	$11,823	$786,746

Stock-based compensation	—	—	3,955	—	—	3,955	—	3,955
Exercise of options by employees and directors	574	—	6,085	—	—	6,085	—	6,085
Share exchange with Parent (Note 2)	2,996	3	26,012	—	—	26,015	—	26,015
Cash paid to non controlling interest	—	—	—	—	—	—	(7,196)	(7,196)
Cash dividend declared, $0.26 per share	—	—	—	(12,716)	—	(12,716)	—	(12,716)
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	71,165	—	—	71,165	85,470	156,635
Net income	—	—	—	119,573	—	119,573	3,776	123,349
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $56)	—	—	—	—	91	91	—	91
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	1,028	1,028	—	1,028
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $73)	—	—	—	—	(118)	(118)	—	(118)

Balance at December 31, 2015	49,107	$49	$849,223	$148,396	$(7,667)	$990,001	$93,873	$1,083,874

Stock-based compensation	—	—	5,157	—	—	5,157	—	5,157
Exercise of options by employees and directors	560	1	7,249	—	—	7,250	—	7,250
Cash paid to noncontrolling interest	—	—	—	—	—	—	(57,391)	(57,391)
Cash dividend declared, $0.52 per share	—	—	—	(25,682)	—	(25,682)	—	(25,682)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	8,240	8,240
Increase in noncontrolling interest in Opal	—	—	—	—	—	—	3,697	3,697
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	7,834	—	—	7,834	36,268	44,102
Net income	—	—	—	93,930	—	93,930	7,302	101,232
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,241)	(1,241)	(407)	(1,648)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $54)	—	—	—	—	87	87	—	87
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	1,185	1,185	—	1,185
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $57)	—	—	—	—	(96)	(96)	—	(96)

Balance at December 31, 2016	49,667	$50	$869,463	$216,644	$(7,732)	$1,078,425	$91,582	$1,170,007

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$101,516	$123,349	$55,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,977	107,206	100,798
Amortization of premium from senior unsecured bonds	(513)	(306)	(308)
Accretion of asset retirement obligation	1,778	1,198	829
Stock-based compensation	5,157	3,955	5,571
Amortization of deferred lease income	(2,685)	(2,685)	(2,685)
Income attributable to sale of tax benefits, net of interest expense	(6,962)	(17,467)	(13,823)
Equity in losses of investees	7,735	5,508	3,213
Mark-to-market of derivative instruments	319	4,129	(6,960)
Write-off of unsuccessful exploration activities	3,017	1,579	15,439
Gain on severance pay fund asset	(304)	(119)	1,492
Gain on sale of a subsidiary	—	—	(7,628)
Deferred income tax provision	18,473	(39,530)	13,135
Liability for unrecognized tax benefits	(4,647)	2,874	2,561
Deferred lease revenues	(853)	224	(251)
Other	—	484	(181)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(33,280)	(3,806)	47,114
Costs and estimated earnings in excess of billings on uncompleted contracts	(27,078)	2,673	(6,576)
Inventories	6,297	(1,144)	5,359
Prepaid expenses and other	(12,540)	(2,579)	(1,337)
Deposits and other	(1,009)	(648)	584
Accounts payable and accrued expenses	(1,375)	(339)	(9,638)
Due from/to related entities, net	—	451	(9)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,262)	9,168	16,821
Liabilities for severance pay	(786)	(1,076)	(3,442)
Other long-term liabilities	3,310	(2,561)	(903)
Due from/to Parent	—	(513)	(955)
Net cash provided by operating activities	159,285	190,025	213,235
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with parent	—	15,391	—
Net change in restricted cash, cash equivalents and marketable securities	15,241	43,745	(42,183)
Cash received from sale of a subsidiary	—	—	35,250
Capital expenditures	(151,930)	(152,450)	(151,153)
Cash grant received from the U.S. Treasury under Section 1603 of the ARRA	—	—	27,427
Investment in unconsolidated companies	(3,569)	—	(631)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(20,135)	—	—
Intangible assets acquired	—	(500)	—
Decrease in severance pay fund asset, net of payments made to retired employees	1,862	2,843	2,128
Net cash used in investing activities	(158,531)	(90,971)	(129,162)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	44,102	156,635	—
Proceeds from long-term loans, net of transaction costs	142,500	42,000	140,000
Proceeds from exercise of options by employees	7,249	6,085	981
Proceeds from issuance of senior unsecured notes, net of transaction costs	203,483	—	—
Purchase of Senior unsecured notes	(249,468)	—	—
Proceeds from the sale of limited liability company interest in OPAL Geo LLC, net of transaction costs	59,897	—	—
Purchase of OFC Senior Secured Notes	(6,815)	(30,638)	(12,860)
Proceeds from revolving credit lines with banks	309,400	598,800	2,830,683
Repayment of revolving credit lines with banks	(309,400)	(619,100)	(2,922,400)
Cash received from noncontrolling interest	1,972	1,654	2,234
Payment for acquisition of noncontrolling interest in Crump	—	—	(1,490)
Repayments of long-term debt	(62,052)	(71,701)	(111,180)
Cash paid to noncontrolling interest	(64,065)	(19,068)	(11,320)
Cash paid for interest rate cap	—	—	(1,505)
Payments of capital leases	(1,178)	—	—
Deferred debt issuance costs	(6,402)	(5,316)	(4,785)
Cash dividends paid	(25,682)	(12,716)	(9,555)
Net cash provided by (used in) financing activities	43,541	46,635	(101,197)
Net change in cash and cash equivalents	44,295	145,689	(17,124)
Cash and cash equivalents at beginning of period	185,919	40,230	57,354
Cash and cash equivalents at end of period	$230,214	$185,919	$40,230
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$55,366	$55,492	$62,376
Income taxes, net	$18,490	$10,419	$5,787
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(2,219)	$3,810	$3,853
Accrued liabilities related to financing activities	$6,291	$1,665	$658
Increase (decrease) in asset retirement cost and asset retirement obligation	$714	$516	$(366)

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

Most of the Company’s domestic power plant facilities are Qualifying Facilities under the Public Utility Regulatory Policies Act of 1978 (“PURPA”). The power purchase agreements (“PPAs”) for certain of such facilities are dependent upon their maintaining Qualifying Facility status. Management believes that all of the facilities located in the U.S. were in compliance with Qualifying Facility status requirements as of December 31, 2016.

Cash dividends

During the years ended December 31, 2016, 2015, and 2014, the Company’s Board of Directors declared, approved, and authorized the payment of cash dividends in the aggregate amount of $25.7 million ($0.52 per share), $12.7 million ($0.26 per share), and $9.6 million ($0.21 per share), respectively. Such dividends were paid in the years declared.

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

The Company places its temporary cash investments with high credit quality financial institutions located in the U.S. and in foreign countries. At December 31, 2016 and 2015, the Company had deposits totaling $72.5 million and $19.0 million, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At December 31, 2016 and 2015, the Company’s deposits in foreign countries of approximately $166.2 million and $181.0 million, respectively, were not insured.

At December 31, 2016 and 2015, accounts receivable related to operations in foreign countries amounted to approximately $53.3 million and $27.8 million, respectively. At December 31, 2016, and 2015, accounts receivable from the Company’s major customers (see Note 20) amounted to approximately 60% and 66%, respectively, of the Company’s accounts receivable.

The Company has historically been able to collect on substantially all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

Inventories

Inventories consist primarily of raw material parts and sub-assemblies for power units, and are stated at the lower of cost or market value, using the weighted-average cost method. Inventories are reduced by a provision for slow-moving and obsolete inventories. This provision was not material at December 31, 2016 and 2015.

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

Property, plant and equipment, net

Property, plant and equipment are stated at cost. All costs associated with the acquisition, development and construction of power plants operated by the Company are capitalized. Major improvements are capitalized and repairs and maintenance (including major maintenance) costs are expensed. Power plants operated by the Company, which include geothermal wells and exploration and resource development costs, are depreciated using the straight-line method over their estimated useful lives, which range from 15 to 30 years. The other assets are depreciated using the straight-line method over the following estimated useful lives of the assets:

Buildings (in years)		25
Leasehold improvements (in years)	15	-	20
Machinery and equipment — manufacturing and drilling (in years)		10
Machinery and equipment — computers (in years)	3	-	5
Office equipment — furniture and fixtures (in years)	5	-	15
Office equipment — other (in years)	5	-	10
Automobiles (in years)	5	-	7

The cost and accumulated depreciation of items sold or retired are removed from the accounts. Any resulting gain or loss recognized currently and is recorded in the accompanying statements of operations.

The Company capitalizes interest costs as part of constructing power plant facilities. Such capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset’s estimated useful life. Capitalized interest costs amounted to $3.3 million, $4.1 million, and $3.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Exploration and development costs

The Company capitalizes costs incurred in connection with the exploration and development of geothermal resources once it acquires land rights to the potential geothermal resource. Prior to acquiring land rights, the Company makes an initial assessment that an economically feasible geothermal reservoir is probable on that land. The Company determines the economic feasibility of potential geothermal resources internally, with all available data and external assessments vetted through the exploration department and occasionally using outside service providers. Costs associated with the initial assessment are expensed and included in cost of electricity revenues in the consolidated statements of operations and comprehensive income (loss). Such costs were immaterial during the years ended December 31, 2016, 2015, and 2014. It normally takes two to three years from the time active exploration of a particular geothermal resource begins to the time a production well is in operation, assuming the resource is commercially viable. However, in certain sites the process may take longer due to permitting delays, transmission constrains or any other commercial milestones that are required to be reached in order to pursue the development process.

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

When deciding whether to continue holding lease rights and/or to pursue exploration activity, we diligently prioritize our prospective investments, taking into account resource and probability assessments in order to make informed decisions about whether a particular project will support commercial operations. As a result, write-off of unsuccessful activities for the year ended December 31, 2016, 2015 and 2014, was $3.0 million, $1.6 million, and $15.4 million. In 2016 and 2015, the write-offs included the exploration costs related to the Company’s exploration activities primarily in the Twilight site in Oregon and the Maui site in Hawaii of $1.0 million, respectively. In 2014, the write-offs included the exploration costs related to the Company’s exploration activities in the Wister site in California of $8.1 million and the Mount Spur site in Alaska of $7.3 million.

Grants received from the U.S. Department of Energy (“DOE”) are offset against the related exploration and development costs. Such grants amounted to $0.3 million, $0.8 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Deferred financing and lease transaction costs

Deferred financing costs are amortized over the term of the related obligation using the effective interest method. Amortization of deferred financing costs is presented as interest expense in the consolidated statements of operations and comprehensive income (loss). Accumulated amortization related to deferred financing costs amounted to $31.1 million and $37.2 million at December 31, 2016 and 2015, respectively. Amortization expense for the years ended December 31, 2016, 2015, and 2014 amounted to $6.9 million, $8.8 million, and $6.5 million, respectively. During the years ended December 31, 2016, 2015 and 2014 amounts of $0.1 million, $0.5 million and $0.7 million, respectively, were written-off as a result of the extinguishment of liability.

Deferred transaction costs relating to the Puna operating lease (see Note 13) in the amount of $4.2 million are amortized using the straight-line method over the 23-year term of the lease. Amortization of deferred transaction costs is presented in cost of revenues in the consolidated statements of operations and comprehensive income (loss). Accumulated amortization related to deferred lease costs amounted to $2.1 million and $2.0 million at December 31, 2016 and 2015, respectively. Amortization expense for each of the years ended December 31, 2016, 2015, and 2014 amounted to $0.2 million.

Goodwill

Goodwill represents the excess of the fair value of consideration transferred in the Guadeloupe business combination transaction over the fair value of tangible and intangible assets acquired net of the fair value of liabilities assumed and the fair value of any noncontrolling interest in the acquisition. Goodwill is not amortized but rather subject to periodic impairment testing on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of reporting unit below its carrying amount.

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

Foreign currency translation

The U.S. dollar is the functional currency for all of the Company’s consolidated operations and those of its equity affiliates except for the Guadeloupe power plant. For those entities, all gains and losses from currency translations are included within the line item “Derivatives and foreign currency transaction gains (losses)” within the consolidated statements of operations and comprehensive income (loss). The Euro is the functional currency of the Guadeloupe power plant and thus gains and losses from currency translation adjustments related to Guadeloupe are included as currency translation adjustments in accumulated other comprehensive income in the consolidated statements of equity and in comprehensive income.

Comprehensive income (loss) reporting

Comprehensive income (loss) includes net income or loss plus other comprehensive income (loss), which for the Company consists of changes in unrealized gains or losses in respect of the Company’s share in derivatives instruments of unconsolidated investment, foreign currency translation adjustments and the mark-to-market gains or losses on derivative instruments designated as a cash flow hedge. For the years ended December 31, 2016, 2015 and 2014, the Company reclassified $9 thousand, $27 thousand and $141 thousand, respectively, from other comprehensive income, of which $12.0 thousand, $44 thousand and $228 thousand, respectively, were recorded to reduce interest expense and $3.0 thousand, $17 thousand and $87 thousand, respectively, were recorded against the income tax provision, in the consolidated statements of operations and comprehensive income (loss).

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

Warranty on products sold

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2016, 2015, and 2014.

Research and development

Research and development costs incurred by the Company for the development of existing and new geothermal, recovered energy and remote power technologies are expensed as incurred. Grants received from the DOE are offset against the related research and development expenses. Such grants amounted to $0 million, $0 million, and $0.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Stock-based compensation

The Company accounts for stock-based compensation using the fair value method whereby compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period of the grant). Prior to 2016, the Company used the Black-Scholes formula to estimate the fair value of the stock-based compensation. In 2016, the Company used the Exercise Multiple-Based Lattice SAR-Pricing Model to value the stock-based compensation awards to reflect accumulated historic data retained of behavioral parameters.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax monetization Transactions

The Company has three tax monetization transactions, OPC, ORTP and Opal, as described in Note 14.  The purpose of these transactions is to form tax partnerships, whereby investors provide cash in exchange for equity interests that provide the holder a right to the majority of tax benefits associated with a renewable energy project.  We account for a portion of the proceeds from the transaction as debt under ASC 470.  Given that a portion of these transactions is structured as a purchase of an equity interest we also classify a portion as noncontrolling interest consistent with guidance in ASC 810.  The portion recorded to noncontrolling interest is initially measured as the fair value of the discounted Tax Attributes and cash distributions which represents the partner's residual economic interest.  The residual proceeds is recognized as the initial carrying value of the debt which is classified as a liability associated with sale tax benefits. We apply the effective interest rate method to the liability component as described by ASC 835 and CON 7.  The tax benefits and cash distributions realized by the partner each period are treated as the debt servicing amounts, giving rise to income attributable to the sale of tax benefits.  The deferred transaction costs have been capitalized and amortized using the effective interest method.

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Weighted average number of shares used in computation of basic earnings per share	49,469	48,562	45,508
Add:
Additional shares from the assumed exercise of employee stock options	671	625	351

Weighted average number of shares used in computation of diluted earnings per share	50,140	49,187	45,859

The number of stock-based awards that could potentially dilute future earnings per share and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 102,793, 467,766, and 3,237,593, respectively, for the years ended December 31, 2016, 2015, and 2014.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

New accounting pronouncements effective in the year ended December 31, 2016

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

Simplifying the Presentation of Debt Costs

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Costs, Subtopic 835-30. The update provides that debt issuance costs related to a recognized debt liability be presented in the balance sheet as direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company retrospectively adopted this update in its interim period beginning January 1, 2016. The impact of the adoption resulted in a reclassification of debt issuance costs totaling $17.7 million and $19.1 million as of December 31, 2016 and December 31, 2015, respectively.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Subtopic 835-30. The update clarifies that given the absence of authoritative guidance within Update 2015-03 for debt issuance costs described below, debt issuance costs related to line-of-credit arrangements can be deferred and presented as assets and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings under the line-of-credit arrangement. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this update in its interim period beginning January 1, 2016 and continues to present debt issuance costs related to such line-of-credit arrangements as assets amortized ratably over the respective term of the line-of credit arrangements. Debt issuance costs related to such line-of-credit arrangements as of December 31, 2016 and December 31, 2015, totaled $1.1 million and $1.0 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New accounting pronouncements effective in future periods

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update primarily provide a screen to determine when a set of assets and activities is not a business and by that reduces the number of transactions that need to be further evaluated. The amendments in this update should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements.

Statement of Cash Flows

In November 2016, the FASB issued ASU 2016-018, Statement of Cash Flows (Topic 230) – Restricted Cash. The amendments in this update require that a statement of cash flows explain the changes during the period in total cash, cash equivalents, and the amounts generally described as restricted cash or cash equivalents. Therefore, amounts of restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update should be applied retrospectively for each period presented and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements.

Intra-Entity Transfers of Assets Other than Inventory

      In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The amendments in this update require that the entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers on inventory. The amendments in this update should be applied for each period presented and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The modified retrospective approach will be required for transition to the new guidance, with cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. Early adoption is permitted in the first quarter of 2017. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements.

Interests Held through Related Parties that are under Common Control

      In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810): Interests held through Related Parties that are under Common Control. The amendments in this update require that if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. The amendments in this update should be applied retrospectively for each period presented and are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements.

Improvement to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Improvement to Employee Share-Based Payment Accounting, an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Today, windfalls are classified as financing activities. Also, this will affect the dilutive effects in earnings per share, as there will no longer be excess tax benefits recognized in additional paid in capital. Today those excess tax benefits are included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies will be able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of this update on its consolidated financial statements, however, any impact is not expected to be material.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606, which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also prescribes additional financial presentations and disclosures. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted no earlier than 2017 for calendar fiscal year entities. The Company expects the adoption of this standard to have an immaterial impact, if any, on its Electricity segment as it accounts for its PPA’s under ASC 840, Leases. The Company still evaluates the potential impact of the adoption of the standard on its Product segment, however, it believes that such impact, if any, will be immaterial.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations. The amendment in this Update do not change the core principal of the guidance and are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. When another entity is involved in providing goods or services to a customer, an entity is required to determine if the nature of its promise is to provide the specific good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The guidance includes indicators to assist an entity in determining whether it acts as a principal or agent in a specified transaction. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted no earlier than 2017 for calendar fiscal year entities. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements, however, it believes that any such impact, if any, will be immaterial.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — NORTHLEAF TRANSACTIONS AND BUSINESS AQUISITION

Northleaf transactions

On April 30, 2015, Ormat Nevada Inc. (“Ormat Nevada”), a wholly-owned subsidiary of the Company, closed the sale of approximately 36.75% of the aggregate membership interests in ORPD LLC (“ORPD”), a new holding company and subsidiary of Ormat Nevada, that indirectly owns the Puna geothermal power plant in Hawaii, the Don A. Campbell geothermal power plant in Nevada, and nine power plant units across three recovered energy generation assets known as OREG 1, OREG 2 and OREG 3 to Northleaf Geothermal Holdings, LLC for $162.3 million. The net proceeds to the Company were $156.8 million after payment of $5.5 million of transaction costs. The sale was made under the Agreement for Purchase of Membership Interests dated February 5, 2015. This transaction closed on April 30, 2015 and resulted in a taxable gain in the U.S. of approximately $102.1 million, for which the Company utilized a portion of its Net Operating Loss (“NOL”) and tax credit carryforwards to fully offset the tax impact of the gain.

Following the transaction, the Company maintains control of ORPD and continues to consolidate the entity with non-controlling interest being recorded. Consequently, the Company recorded the net proceeds from the issuance of membership interests as an increase to additional paid-in capital of $71.3 million and non- controlling interests of $85.5 million. See Note 19 for tax details.

On November 23, 2016, Ormat Nevada, closed a follow-on sale of 36.75% equity interest in the second phase of the Don A. Campbell power plant for proceeds of approximately $44.2 million. The Don A. Campbell commenced operations in September 2015 and sells its electricity to SCPPA under a 20 year PPA. Following the closing, the power plant was contributed to the existing ORPD, as agreed upon under the ORPD agreement with Northleaf Geothermal Holdings, LLC that was executed on April 30, 2015. The net proceeds to the Company were $44.1 million after payment of $0.1 million of transaction costs and resulted in a taxable gain in the U.S. of approximately $21.4 million, for which the Company utilized a portion of its Net Operating Loss (“NOL”) and tax credit carryforwards to fully offset the tax impact of the gain.

Following the transaction, the Company continue to maintain control of ORPD and consolidate the entity with additional noncontrolling interest being recorded. Consequently, the Company recorded the net proceeds from the issuance of membership interests as an increase to additional paid-in capital of $7.8 million and non- controlling interests of $36.3 million. See Note 19 for tax details.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the agreements, the Company paid approximately $20.6 million to Sageos for its approximately 60% interest in GB. In addition, the Company is committed to further invest $8.4 million (approximately €7.5 million) in the next two years, which will increase the Company’s interest to 63.75%. The cash will be used mainly for the enhancement of the power plant.

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

The revenues of GB of approximately $8.1 million were included in the Company’s consolidated statements of operations and comprehensive income for year ended December 31, 2016.

Viridity Transaction

On December 29, 2016 the Company entered into a definitive agreement to acquire substantially all of the business and assets of Viridity Energy, Inc. (“Viridity”), a privately held Philadelphia-based company engaged in demand response, energy management and storage of energy. The acquisition is expected to close early 2017. Initial consideration for the acquisition is $35 million, which will be paid at closing and is subject to adjustment in certain cases. Additional contingent consideration will be payable in two installments upon the achievement of certain performance milestones measured at the end of fiscal years 2017 and 2020. Using proprietary software and solutions, Viridity serves primarily retail energy providers, utilities, and large industrial and commercial clients. Viridity’s offerings enable its clients to optimize and monetize their energy management, demand response and storage facilities potential by interacting on their behalf with regional transmission organizations and independent system operators. Founded in 2008, Viridity has under contract over 850 MW across 3,000 sites, including management of a portfolio of non-utility storage assets located in the northeastern US with over 80,000 operational market hours.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — INVENTORIES

Inventories consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$5,429	$8,819
Self-manufactured assembly parts and finished products	6,571	9,255
Total	$12,000	$18,074

NOTE 5 — COST AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Cost and estimated earnings on uncompleted contracts consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Costs and estimated earnings incurred on uncompleted contracts	$402,357	$279,176
Less billings to date	(381,789)	(287,948)
Total	$20,568	$(8,772)

These amounts are included in the consolidated balance sheets under the following captions:

	December 31,
	2016	2015
	(Dollars in thousands)
Costs and estimated earnings in excess of billings on uncompleted contracts	$52,198	$25,120
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,630)	(33,892)
Total	$20,568	$(8,772)

The completion costs of the Company’s construction contracts are subject to estimation. Due to uncertainties inherent in the estimation process, it is reasonably possible that estimated contract earnings will be further revised in the near term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — Accumulated loss of unconsolidated company in excess of investment

Accumulated loss of unconsolidated company in excess of investment mainly consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Sarulla	$(11,081)	$(8,100)

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

The project is being constructed in three phases of a total 321 MW, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase with 110 MW capacity is currently under testing and expected to commence operation in March 2017. For the second phase power plant, engineering and procurement has been substantially completed, site construction is in progress and all of the major generating units including those to be supplied by Ormat were delivered. For the third phase, engineering, procurement and construction work at the site are in progress and manufacturing of equipment to be supplied by Ormat is underway as planned. Drilling for the second and third phases is still ongoing and the project has achieved to date, based on preliminary estimates, approximately 80% of the required production capacity and over 85% of the required injection capacity. The project has missed a few milestones defined under the loan documents, but has received waivers from the lenders and as of now the project is in compliance with lenders requirements. The project is still experiencing delays in the field development and cost overruns resulting from delays and excess drilling costs. Due to the cost overrun in drilling, the lenders have requested from the sponsors to commit for additional equity. The sponsors have agreed and financing documents were revised to reflect this request. With respect to Ormat’s role as a supplier, all contractual milestones under the supply agreement were achieved.

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

The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, will be recorded in other comprehensive income. As such, during the year ended December 31, 2016 and 2015, the project recorded a gain of $9.3 million and $8.0 million, respectively, net of deferred tax, of which the Company's share was $1.2 million and $1.0 million, respectively, which was recorded in other comprehensive income. The related accumulated loss recorded by the Company in other comprehensive income (loss) as of December 31, 2016 is $5.9 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a supply agreement that was signed in October 2013, the Company is supplying its OECs to the power plant and has added the $255.6 million supply contract to its Product Segment backlog. The Company started to recognize revenue from the project during the third quarter of 2014 and will continue to recognize revenue over the course of next year. The Company has eliminated the related intercompany profit of $12.0 million against equity in loss of investees.

During the year ended December 31, 2016, the Company made an additional cash equity investment contribution to the Sarulla project in the amount of $3.6 million.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below detail the assets and liabilities (excluding intercompany balances which are eliminated in consolidation) for the Company’s VIEs, combined by VIE classifications, that were included in the consolidated balance sheets as of December 31, 2016 and 2015:

	December 31, 2016
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash and cash equivalents	$34,262	$—
Other current assets	157,351	7,482
Property, plant and equipment, net	1,305,254	177,970
Construction-in-process	48,128	72,725
Other long-term assets	24,802	—
Total assets	$1,569,797	$258,177

Liabilities:
Accounts payable and accrued expenses	$10,900	$3,992
Long-term debt	668,815	—
Other long-term liabilities	126,879	5,779
Total liabilities	$806,594	$9,771

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
	Project Debt	PPAs
	(Dollars in thousands)
Assets:
Restricted cash, cash equivalents and marketable securities	$49,503	$—
Other current assets	114,500	4,044
Property, plant and equipment, net	1,310,027	171,231
Construction-in-process	127,825	1,340
Other long-term assets	44,279	(1)
Total assets	$1,646,134	$176,614

Liabilities:
Accounts payable and accrued expenses	$11,404	$2,931
Long-term debt	648,028	—
Other long-term liabilities	78,843	5,358
Total liabilities	$738,275	$8,289

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth certain fair value information at December 31, 2016 and 2015 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		December 31, 2016
		Fair Value
	Carrying Value at December 31, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$14,922	$14,922	$14,922	$—	$—
Derivatives:
Contingent receivable (1)	1,443	1,443	—	—	1,443
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(11,581)	(11,581)	—	—	(11,581)
Warrants (1)	(3,429)	(3,429)			(3,429)
Currency forward contracts (2)	(481)	(481)	—	(481)	—
	$874	$874	$14,922	$(481)	$(13,567)

		December 31, 2015
		Fair Value
	Carrying Value at December 31, 2015	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$31,428	$31,428	$31,428	$—	$—
Derivatives:
Currency forward contracts (2)	7	7	—	7	—
Liabilities:
Current liabilities:
Derivatives:
Currency forward contracts (2)	(169)	(169)	—	(169)	—
	$31,266	$31,266	$31,428	$(162)	$—

(1)   These amounts relate to contingent receivables and payables pertaining to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within "Prepaid expenses and other" and "Other long-term liabilities" on December 31, 2016 in the consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

(2)     These amounts relate to derivatives which represent currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, netted against contracted rates and then multiplied against notional amounts, and are included within “prepaid expenses and other” and “accounts payable and accrued expenses” on December 31, 2016 and December 31, 2015, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income (loss) on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	2016	2015	2014
		(Dollars in thousands)

Call options on natural gas price	Derivatives and foreign currency transaction gain (losses)	$(1,340)	$—	$—
Call and put options on oil price	Derivatives and foreign currency transaction gain (losses)	(1,313)	—	—
Swap transaction on oil price	Electricity revenues	—	—	2,728
Swap transactions on natural gas price	Electricity revenues	—	1,158	2,996
Contingent considerations	Derivatives and foreign currency transaction gain (losses)	(1,527)	—	—
Currency forward contracts	Derivatives and foreign currency transaction gain (losses)	238	(1,206)	(4,949)
		$(3,942)	$(48)	$775

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

The foregoing future, forward and swap transactions have not been designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)” and “Electricity revenues” in the consolidated statements of operations and comprehensive income, respectively. The Company recognized a net loss from these transactions of $2.4 million, $1.2 million and $4.9 million in the years ended December 31, 2016, 2015 and 2014, respectively, under Derivatives and foreign currency transaction gains (losses), and a net gain of $1.2 million and $5.7 million, in the years ended December 31, 2015, and 2014, respectively, under Electricity revenues.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the year ended December 31, 2016.

The fair value of the Company’s long-term debt is as follows:

	Fair Value		Carrying Amount
	2016	2015	2016	2015
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$16.3	$24.2	$15.8	$23.7
Olkaria III Loan - OPIC	253.4	262.6	246.6	264.6
Olkaria IV Loan - DEG 2	50.9	—	50.0	—
Amatitlan Loan	37.3	41.7	36.8	40.3
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	17.0	30.0	17.0	30.0
OrCal Geothermal Inc. ("OrCal")	37.4	43.8	35.2	43.3
OFC 2 LLC ("OFC 2")	249.0	231.1	247.2	262.0
Don A. Campbell 1 ("DAC1")	88.9	—	92.4	—
Senior Unsecured Bonds	200.1	264.5	204.3	250.0
Other long-term debt	10.4	6.7	11.2	6.7

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

The carrying value of other financial instruments, such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$16.3	$16.3
Olkaria III - OPIC	—	—	253.4	253.4
Olkaria IV - DEG 2	—	—	50.9	50.9
Amatitlan loan	—	37.3	—	37.3
Senior Secured Notes:
OFC	—	17.0	—	17.0
OrCal	—	—	37.4	37.4
OFC 2	—	—	249.0	249.0
Don A. Campbell 1 ("DAC1")	—	—	88.9	88.9
Senior unsecured bonds	—	—	200.1	200.1
Other long-term debt	—	3.3	7.1	10.4
Deposits	14.4	—	—	14.4

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of financial instruments as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$24.2	$24.2
Olkaria III Loan - OPIC	—	—	262.6	262.6
Amatitlan Loan	—	41.7	—	41.7
Senior Secured Notes:
OFC	—	30.0	—	30.0
OrCal	—	—	43.8	43.8
OFC 2	—	—	231.1	231.1
Senior unsecured bonds	—	—	264.5	264.5
Other long-term debt	—	6.7	—	6.7
Deposits	15.9	—	—	15.9

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT AND CONSTRUCTION-IN-PROCESS

Property, plant and equipment

Property, plant and equipment, net, consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Land owned by the Company where the geothermal resource is located	$31,904	$31,465
Leasehold improvements	3,848	3,691
Machinery and equipment	152,821	133,457
Land, buildings and office equipment	28,634	29,247
Automobiles	11,161	7,782
Geothermal and recovered energy generation power plants, including geothermal wells and exploration and resource development costs:
United States of America, net of cash grants and impairment charges	1,658,195	1,637,081
Foreign countries	541,626	494,105
Asset retirement cost	8,669	7,961
	2,436,858	2,344,789

Less accumulated depreciation	(880,480)	(785,454)

Property, plant and equipment, net	$1,556,378	$1,559,335

Depreciation expense for the years ended December 31, 2016, 2015, and 2014 amounted to $94.8 million, $95.2 million and $87.9 million, respectively. Depreciation expense for the years ended December 31, 2016, 2015 and 2014 is net of the impact of the cash grant in the amount of $5.5 million, $5.5 million and $5.3 million, respectively.

U.S. Operations

The net book value of the property, plant and equipment, including construction-in-process, located in the United States was approximately $1,376.1 million and $1,335.0 million as of December 31, 2016 and 2015, respectively. These amounts as of December 31, 2016 and 2015 are net of cash grants in the amount of $138.7 million and $144.2 million, respectively.

Foreign Operations

The net book value of property, plant and equipment, including construction-in-process, located outside of the United States was approximately $487.0 million and $473.1 million as of December 31, 2016 and 2015, respectively.

The Company, through its wholly owned subsidiary, OrPower 4, Inc. (“OrPower 4”) owns and operates geothermal power plants in Kenya. The net book value of assets associated with the power plants was $315.0 million and $355.8 million as of December 31, 2016 and 2015, respectively. The Company sells the electricity produced by the power plants to Kenya Power and Lighting Co. Ltd. (“KPLC”) under a 20-year PPA.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company, through its wholly owned subsidiary, Orzunil I de Electricidad, Limitada (“Orzunil”), owns a power plant in Guatemala. On January 22, 2014, Orzunil signed an amendment to the PPA with Instituto Nacional de Electrificacion (“INDE”) a Guatemalan power utility for its Zunil geothermal power plant in Guatemala. The amendment extends the term of the PPA from 2019 to 2034. The PPA amendment also transfers operation and management responsibilities of the Zunil geothermal field from INDE to the Company for the term of the amended PPA in exchange for a tariff increase. Additionally, INDE exercised its right under the PPA to become a partner in the Zunil power plant with a 3% equity interest. The net book value of the assets related to the power plant was $12.2 million and $19.2 million at December 31, 2016 and 2015, respectively.

The Company, through its wholly owned subsidiary, Ortitlan, Limitada (“Ortitlan”), owns a power plant in Guatemala. The net book value of the assets related to the power plant was $40.3 million and $46.0 million at December 31, 2016 and 2015, respectively.

Construction-in-process

Construction-in-process consists of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Projects under exploration and development:
Up-front bonus lease costs	$17,385	$26,491
Exploration and development costs	36,359	35,726
Interest capitalized	703	703
	54,447	62,920
Projects under construction:
Up-front bonus lease costs	37,713	27,473
Drilling and construction costs	202,211	150,467
Interest capitalized	12,338	7,975
	252,262	185,915
Total	$306,709	$248,835

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Projects under Exploration and Development
	Up-front Bonus Lease Costs	Exploration and Development Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2013	$30,141	$38,220	$1,278	$69,639
Cost incurred during the year	—	19,231	—	19,231
Write off of unsuccessful exploration costs	(3,523)	(11,474)	(442)	(15,439)
Balance at December 31, 2014	26,618	45,977	836	73,431
Cost incurred during the year	37	10,104	869	11,010
Write off of unsuccessful exploration costs	(164)	(1,415)	—	(1,579)
Transfer of projects under exploration and development to projects under construction	—	(18,940)	(1,002)	(19,942)
Balance at December 31, 2015	26,491	35,726	703	62,920
Cost incurred during the year	1,514	25,165	—	26,679
Write off of unsuccessful exploration costs	(380)	(2,637)	—	(3,017)
Transfer of projects under exploration and development to projects under construction	(10,240)	(21,895)	—	(32,135)

Balance at December 31, 2016	$17,385	$36,359	$703	$54,447

	Projects under Construction
	Up-front Bonus Lease Costs	Drilling and Construction Costs	Interest Capitalized	Total
	(Dollars in thousands)
Balance at December 31, 2013	$27,473	$184,766	$6,948	$219,187
Cost incurred during the year	—	132,597	3,206	135,803
Transfer of completed projects to property, plant and equipment	—	(105,126)	(970)	(106,096)
Sale of property, plant and equipment	—	(24,692)	(911)	(25,603)

Balance at December 31, 2014	27,473	187,545	8,273	223,291

Cost incurred during the year	—	140,977	3,556	144,533
Transfer of exploration and development projects to projects under construction	—	18,940	1,002	19,942
Transfer of completed projects to property, plant and equipment	—	(196,995)	(4,856)	(201,851)
Sale of property, plant and equipment	—	—	—	—
Balance at December 31, 2015	27,473	150,467	7,975	185,915
Cost incurred during the year	—	116,247	6,510	122,757
Transfer of exploration and development projects to projects under construction	10,240	21,895	—	32,135
Transafer of completed projects to property, plant and equipment	—	(86,398)	(2,147)	(88,545)
Balance at December 31, 2016	$37,713	$202,211	$12,338	$252,262

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INTANGIBLE ASSETS AND GOODWILL

Intangible assets amounting to $52.8 million and $25.9 million consist mainly of the Company’s power purchase agreements (“PPAs”) acquired in business combinations, net of accumulated amortization of $42.8 million and $38.4 million as of December 31, 2016 and 2015, respectively. Amortization expense for the years ended December 31, 2016, 2015, and 2014 amounted to $4.4 million, $3.3 million, and $3.3 million, respectively. Additions of intangible assets for the years ended December 31, 2016, 2015 and 2014, amounted to $33.0 million, $0.5 million and $0, respectively. The addition to intangible assets in 2016 relates to the purchase of the Guadeloupe plant (Note 3). There were no disposals of intangible assets in 2016, 2015 and 2014.

Estimated future amortization expense for the intangible assets as of December 31, 2016 is as follows:

(Dollars in thousands)
Year ending December 31:
2017	$5,042
2018	4,912
2019	4,839
2020	4,522
2021	4,522
Thereafter	28,916

Total	$52,753

Goodwill

Goodwill amounting to $7.1 million was recorded as a result of the Guadeloupe power plant purchase transaction that was closed in July 2016 (see Note 3 for more details). During 2016, there were no additions or adjustments to the carrying value of goodwill except for the impact of currency translation adjustments. The carrying value of goodwill as of December 31, 2016 is $6.7 million.

NOTE 11 — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Trade payables	$48,309	$41,364
Salaries and other payroll costs	17,977	14,671
Customer advances	576	2,533
Accrued interest	3,524	8,252
Income tax payable	8,824	11,353
Property tax payable	1,884	3,609
Scheduling and transmission	964	1,547
Royalty accrual	1,639	1,818
Other	7,953	6,808
Total	$91,650	$91,955

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — LONG-TERM DEBT AND CREDIT AGREEMENTS

Long-term debt consists of notes payable under the following agreements:

	December 31,
	2016	2015
	(Dollars in thousands)
Limited and non-recourse agreements:
Loans:
Non-recourse:
Other loans	$6,368	$-
Limited recourse:
Loan agreement with OPIC (the Olkaria III power plant)	246,630	264,624
Loan agreement with Banco Industrial S.A. and Westrust Bank (International) Limited	36,750	40,250
Senior Secured Notes:
Non-recourse:
Ormat Funding Corp. ("OFC")	17,026	29,968
OrCal Geothermal Inc. ("OrCal")	35,181	43,332
Don A. Campbell 1 ("DAC1")	92,361
Limited recourse:
OFC 2 LLC ("OFC 2")	247,232	261,959
	681,548	640,133
Less current portion	(53,729)	(51,425)
Non current portion	$627,819	$588,708
Full recourse agreements:
Senior unsecured bonds	$204,332	$249,981
Loans from institutional investors	3,333	6,667
Loan agreements with DEG (the Olkaria III and IV power plants)	65,789	23,684
Loan from a commercial bank	1,529	-
Revolving credit lines with banks	-	-
	274,983	280,332
Less current portion	(12,242)	(11,229)
Non current portion	$262,741	$269,103

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There are various restrictive covenants under the Amatitlan credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that among other things would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of December 31, 2016, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.87 and 1.92, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of December 31, 2016, $36.8 million of this loan is outstanding.

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

In July 2013, we completed the conversion of the interest rate applicable to both Tranche I and Tranche II from a floating interest rate to a fixed interest rate. The average fixed interest rate for Tranche I, which has an outstanding balance as of December 31, 2016 of $66.0 million and matures on December 15, 2030, and Tranche II, which has an outstanding balance as of December 31, 2016 of $142.9 million and matures on June 15, 2030, is 6.31%. In November 2013, we fixed the interest rate for Tranche III. The fixed interest rate for Tranche III, which has an outstanding balance as of December 31, 2016 of $37.6 million and matures on December 15, 2030, is 6.12%.

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

The repayment of the remaining outstanding DEG Loan (see “Full-Recourse Third-Party Debt” below) in the amount of approximately $15.8 million as of December 31, 2016, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month DSCR of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year). If OrPower 4 fails to comply with these financial ratios it will be prohibited from making distributions to its shareholders. In addition, if the DSCR falls below 1.1, subject to certain cure rights, such failure will constitute an event of default by OrPower 4. This covenant in respect of Tranche I became effective on December 15, 2014. As of December 31, 2016, the actual historical and projected 12-month DSCR was 2.69 and 2.96, respectively.

As of December 31, 2016, $246.6 million of the OPIC Loan was outstanding.

Debt service reserve

As required under the terms of the OPIC Loan, OrPower 4 maintains an account which may be funded by cash or backed by letters of credit in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OPIC Loan in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of December 31, 2016 and 2015, the balance of the account was $4.3 million and $7.2 million, respectively. In addition, as of December 31, 2016, part of the required debt service reserve was backed by a letter of credit in the amount of $17.3 million (see Note 23).

Well drilling reserve

As required under the terms of the OPIC Loan, OrPower 4 may be required to maintain an account which may be funded by cash or backed by letters of credit to reserve funds for future well drilling, based on determination upon the completion of the expansion work.

OFC Senior Secured Notes

In February 2004, OFC, a wholly owned subsidiary, issued $190.0 million of 8.25% Senior Secured Notes (“OFC Senior Secured Notes”) and received net cash proceeds of approximately $179.7 million, after deduction of issuance costs of approximately $10.3 million. The OFC Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OFC Senior Secured Notes are payable in semi-annual payments. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. The Company believes that the transition to variable energy prices under the Ormesa and Mammoth PPAs and the impact of the currently low natural gas prices on the revenues under these PPAs may cause OFC to not meet the DSCR ratio requirements for making distributions, but it does not believe that there will be an event of default by OFC. OFC is only required to measure these covenants on a semi-annual basis and as of December 31, 2016, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.25 and the pro-forma 12-month DSCR was 1.38. There were $17.0 million and $30.0 million of OFC Senior Secured Notes outstanding as of December 31, 2016 and December 31, 2015, respectively.

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

In September 2016, the Company repurchased $6.8 million aggregate principal amount of OFC Senior Secured Notes from the OFC noteholders and recognized a loss of $0.6 million, in the third quarter of 2016.

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

Debt service reserve

As required under the terms of the OFC Senior Secured Notes, OFC maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of each of December 31, 2016 and 2015, the balance of such account was $2.1 million and $1.4 million, respectively. In addition, as of each of December 31, 2016 and 2015, part of the required debt service reserve was backed by a letter of credit in the amount of $11.5 million and $11.6 million (see Note 23), respectively.

OrCal Senior Secured Notes

In December 2005, OrCal, a wholly owned subsidiary, issued $165.0 million, 6.21% Senior Secured Notes (“OrCal Senior Secured Notes”) and received net cash proceeds of approximately $161.1 million, after deduction of issuance costs of approximately $3.9 million, which have been included in deferred financing costs in the consolidated balance sheet. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. The OrCal Senior Secured Notes have a final maturity of December 30, 2020. Principal and interest on the OrCal Senior Secured Notes are payable in semi-annual payments. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal, and those of its subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes, which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month DSCR of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the DSCR ratio it will be prohibited from making distributions to its shareholders. OrCal is only required to measure these covenants on a semi-annual basis and as of December 31, 2016, the last measurement date of the covenants, the actual historical 12-month DSCR was 1.77 and the pro-forma 12-month DSCR was 2.57. There was $35.2 million and $43.3 million of OrCal Senior Secured Notes outstanding as of December 31, 2016 and December 31, 2015, respectively.

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

Debt service reserve

As required under the terms of the OrCal Senior Secured Notes, OrCal maintains an account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OrCal Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheets. As of December 31, 2016 and 2015, the balance of such account was $1.9 million and $1.6 million, respectively. In addition, as of December 31, 2016 and 2015, part of the required debt service reserve was backed by a letter of credit in the amount of $4.6 million and $5.5 million, respectively (see Note 23).

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

The Company concluded that the cash flow hedge was fully effective with no ineffective portion and no amounts excluded from the effectiveness testing, thus, in 2014, the total loss from the cash flow hedge was fully recognized in “Loss in respect of derivatives instruments designated for cash flow hedge” under other comprehensive income of $0.9 million noted above, which was net of related taxes of $0.6 million. The cash flow hedge loss recorded is amortized over the life of the OFC 2 loan using the effective interest method. In 2016 and 2015, the Company reclassified $0.1 million, each year, of the loss from “Accumulated other comprehensive income (loss)” into interest expense.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Among other things, the distribution restrictions include a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution. As of December 31, 2016, our historical debt service coverage ratio was 2.49 and 2.09, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 1.98 and 2.05, respectively for each of the two six-month periods.

There were $247.2 million and $262.0 million of OFC 2 Senior Secured Notes outstanding as of December 31, 2016 and December 31, 2015, respectively.

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

Debt service reserve; other restricted funds

Under the terms of the OFC 2 Senior Secured Notes, OFC 2 is required to maintain a debt service reserve and certain other reserves, as follows:

(i)

A debt service reserve account which may be funded by cash or backed by letters of credit (see below) in an amount sufficient to pay scheduled debt service amounts, including principal and interest, due under the terms of the OFC 2 Senior Secured Notes in the following six months. This restricted cash account is classified as current in the consolidated balance sheet. As of December 31, 2016, part of the required debt service reserve was backed by a letter of credit in the amount of $21.0 million (see Note 23).

(ii)

A performance level reserve account, intended to provide additional security for the OFC 2 Senior Secured Notes, which may be funded by cash or backed by letters of credit. This reserve builds up over time and reduces gradually each time the project achieves certain milestones. Upon issuance of the Series A Notes, this reserve was funded in the amount of $28.0 million. As of December 31, 2016, the balance of such account was $9.7 million and there was no requirement for an additional letter of credit to be issued.

(iii)

Under the terms of the OFC 2 Senior Secured Notes, OFC 2 is also required to maintain a well field drilling and maintenance reserve that builds up over time and is dedicated to costs and expenses associated with drilling and maintenance of the project's well field, which may be funded by cash or backed by letters of credit.

(iv)

A performance level reserve account for McGinness Hills Phase II, intended to provide additional security for the OFC 2 Senior Secured Notes, which may be funded by cash or backed by letters of credit. Upon issuance of the Series C Notes, this reserve was funded in the amount of $53.4 million in letter of credit. As of December 31, 2016, there was no requirement for an additional letter of credit to be issued.

Don A. Campbell Senior Secured Notes — Non-Recourse

On November 29, 2016, a Company subsidiary, ORNI 47 LLC (“ORNI 47”), entered into a note purchase agreement (the “Note Purchase Agreement”) with MUFG Union Bank, N.A., as collateral agent, Munich Reinsurance America, Inc. and Munich American Reassurance Company (the “Purchasers”) pursuant to which ORNI 47 issued and sold to the Purchasers $92.5 million aggregate principal amount of its 4.03% Senior Secured Notes due September 27, 2033 (the “Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. ORNI 47 is the owner of the Don A. Campbell Phase I (“DAC 1”) geothermal power plant, and part of ORPD.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds from the sale of the Notes, after deducting certain transaction expenses and the funding of a debt service reserve account, were approximately $87.1 million and ORNI 47 intends to use the proceeds from the sale of the Notes to refinance the development and construction costs of the DAC 1 geothermal power plant, which were originally financed using equity.

ORNI 47 will pay a scheduled amount of principal of the Notes beginning on December 27, 2016 and then quarterly, on the 27th day of each March, June, September and December, until the Notes mature.

The Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. Under the Note Purchase Agreement, ORNI 47 may prepay at any time all, or from time to time any part of, the Notes in an amount equal to at least $2 million or such lesser amount as may remain outstanding under the Notes at 100% of the principal amount to be prepaid plus the applicable make-whole amount determined for the prepayment date with respect to such principal amount. Upon the occurrence of a Change of Control (as defined in the Note Purchase Agreement), ORNI 47 must make an offer to each holder of Notes to repurchase all of the holder’s Notes at 101% of the aggregate principal amount of Notes to be repurchased plus accrued and unpaid interest, if any, on the Notes to be repurchased to, but not including, the date of repurchase. Each holder of Notes may accept such offer in whole or in part. In certain events, including certain asset sales outside the ordinary course of business, ORNI 47 must make mandatory prepayments of the Notes at 100% of the principal amount to be prepaid. The Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. The Note Purchase Agreement also contains customary events of default.  In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected Debt Service Coverage Ratio not less than 1.20 for the four fiscal quarterly periods. As of December 31, 2016, the projected Debt Service Coverage Ratio was 1.85.

As of December 31, 2016, $92.4 million is outstanding under the DAC 1 Loan.

Senior Unsecured Bonds

In August 2010, the Company entered into a trust instrument governing the issuance of, and accepted subscriptions for, an aggregate principal amount of approximately $142.0 million of senior unsecured bonds (the “Bonds”). Subject to early redemption, the principal of the Bonds was repayable in a single bullet payment upon the final maturity of the Bonds on August 1, 2017. The Bonds bore interest at a fixed rate of 7%, payable semi-annually. In February 2011, the Company accepted subscription for an aggregate principal amount of approximately $107.5 million of additional senior unsecured bonds (the “Additional Bonds”) under two addendums to the trust instrument. The terms and conditions of the Additional Bonds were identical to the original Bonds. The Additional Bonds were issued at a premium which reflects an effective fixed interest of 6.75%.

In September 2016, the Company concluded an auction tender and accepted subscriptions for $204 million aggregate principal amount of two tranches (Series 2 approximately $67 million and Series 3 approximately $137 million) of senior unsecured bonds. The proceeds from the senior unsecured bonds were used on September 29, 2016, to prepay the Company’s $250 million senior secured bonds that were payable on August 1, 2017.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2009, the Company entered into an 8-year loan agreement of $20.0 million with another group of institutional investors (the “Second Loan”). The Second Loan matures on August 1, 2017, is payable in 12 semi-annual installments, which commenced on February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of December 31, 2016, $3.3 million was outstanding under this loan.

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

Loan Agreements with DEG (the Olkaria III Complex)

In March 2009, the Company’s wholly owned subsidiary, OrPower 4, entered into a project financing loan of $105.0 million to refinance its investment in Phase I of the Olkaria III complex located in Kenya (the “DEG Loan”). The DEG Loan was provided by a group of European Development Finance Institutions (“DFIs”) arranged by DEG — Deutsche Investitions — und Entwicklungsgesellschaft mbH (“DEG”). The first disbursement of $90.0 million occurred on March 23, 2009 and the second disbursement of $15.0 million occurred on July 10, 2009. The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments, commencing December 15, 2009. Interest on the DEG Loan is variable based on 6-month LIBOR plus 4.0% and OrPower 4 had the option to fix the interest rate upon each disbursement. Upon the first disbursement, the Company fixed the interest rate on $77.0 million of the DEG Loan at 6.90%. As of December 31, 2016, $15.8 million is outstanding under the DEG Loan (out of which $10.8 million bears interest at a fixed rate).

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

On October 20, 2016, OrPower 4 entered into a new $50 million subordinated facility agreement with DEG (the “DEG 2 Facility Agreement”) and on December 21, 2016, OrPower 4 completed a drawdown of the full loan amount of $50 million, with a fixed interest rate of 6.28% for the duration of the loan (the “DEG 2 Loan”). The DEG 2 Loan will be repaid in 20 equal semi-annual principal installments commencing December 21, 2018, with a final maturity on June 21, 2028. The DEG 2 Loan is intended for the refinance of Plant 4 of the Olkaria III Complex, which was originally financed using equity and is subordinated to the senior loan provided by OPIC for Plants 1-3 of the complex. The loan is guaranteed by the Company.

Under the DEG 2 Facility Agreement, OrPower 4 may prepay at any time all, or from time to time any part of the DEG 2 Loan in an amount equal to at least $5 million or such lesser amount as may remain outstanding under the DEG 2 Loan at 100% of the principal amount to be prepaid plus the applicable make-whole amount and certain prepayment premium amount determined for the prepayment date with respect to such principal amount. In certain events, OrPower 4 must make mandatory prepayments of the DEG 2 Loan at 100% of the principal amount to be prepaid plus the applicable make-whole amount and certain prepayment premium amount determined for the prepayment date with respect to such principal amount. The DEG 2 Facility Agreement requires OrPower 4 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens. The Facility Agreement also contains customary events of default.

As of December 31, 2016, $50.0 million is outstanding under the DEG 2 Loan.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving credit lines with commercial banks

As of December 31, 2016, the Company has credit agreements with eight commercial banks for an aggregate amount of $524.8 million (including $60.0 million from Union Bank, N.A. (“Union Bank”) and $35.0 million from HSBC), see below. Under the terms of these credit agreements, the Company, or its Israeli subsidiary, Ormat Systems, can request: (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $215.0 million; and (ii) the issuance of one or more letters of credit in the amount of up to $309.8 million. The credit agreements mature between end of March, 2017 and July 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin.

As of December 31, 2016, no loans were outstanding, and letters of credit with an aggregate stated amount of $341.6 million were issued and outstanding under such credit agreements.

Credit Agreements

Credit agreement with Union Bank

In February 2012, the Company’s wholly owned subsidiary, Ormat Nevada Inc. (“Ormat Nevada”), entered into an amended and restated credit agreement with Union Bank. Under the amended and restated agreement, the credit termination date was extended to February 7, 2014 (which was subsequently extended to March 31, 2014 pursuant to Amendment No. 1 to the agreement and then to June 30, 2017), and the aggregate amount available under the credit agreement was increased from $39.0 million to $60.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, the Company entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which the Company agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, which include a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.95; (ii) the 12-month DSCR was 2.54; and (iii) the distribution leverage ratio was 0.81. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank. As of December 31, 2016, letters of credit in the aggregate amount of $32.6 million remain issued and outstanding under this credit agreement with Union Bank.

Credit agreement with HSBC

In May 2013, Ormat Nevada, entered into a credit agreement with HSBC Bank USA, N.A for one year with annual renewals. The current expiration date of the facility under this credit agreement is December 31, 2017. The aggregate amount available under the credit agreement was increased by $10 million to $35.0 million. This credit line is limited to the issuance, extension, modification or amendment of letters of credit and $10.0 million out of this credit line for working capital needs. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as parties thereto. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured. There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) 12-month DSCR of not less than 1.35; and (iii) distribution leverage ratio not to exceed 2.0. As of December 31, 2016: (i) the actual 12-month debt to EBITDA ratio was 2.95; (ii) the 12-month DSCR was 2.54; and (iii) the distribution leverage ratio was 0.81. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC. As of December 31, 2016, letters of credit in the aggregate amount of $23.2 million remain issued and outstanding under this credit agreement.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restrictive covenants

The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6; and (iii) dividend distribution not to exceed 35% of net income for that year. As of December 31, 2016: (i) total equity was $1,170.0 million and the actual equity to total assets ratio was 47.53%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 2.32. During the year ended December 31, 2016, the Company distributed interim dividends in an aggregate amount of $25.7 million.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of December 31, 2016 are as follows:

(Dollars in thousands)

Year ending December 31:
2017	$65,971
2018	64,805
2019	59,146
2020	126,870
2021	46,579
Thereafter	593,161
Total	$956,532

NOTE 13 — PUNA POWER PLANT LEASE TRANSACTIONS

In 2005, the Company’s wholly owned subsidiary in Hawaii, Puna Geothermal Ventures (“PGV”), entered into transactions involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased the Puna Power Plant to an unrelated company in return for prepaid lease payments in the total amount of $83.0 million (the “Deferred Lease Income”). The carrying value of the leased assets as of December 31, 2016 and 2015 amounted to $28.0 million and $30.7 million, net of accumulated depreciation of $32.9 million and $30.2 million, respectively. The unrelated company (the “Lessor”) simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the “Project Lease”). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with Hawaii Electric Light Company (“HELCO”). The Head Lease and the Project Lease are non-recourse lease obligations to the Company. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Lessor as part of the Head Lease but are part of the Lessor’s security package.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under the Project Lease, as of December 31, 2016, are as follows:

(Dollars in thousands)
Year ending December 31:
2017	$8,747
2018	8,944
2019	6,018
2020	2,450
2021	1,723
Thereafter	2,740
Total	$30,622

Depository accounts

As required under the terms of the lease agreements, there are certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $2.9 million and $2.1 million as of December 31, 2016 and 2015, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

Distribution account

PGV maintains an account to deposit its remaining cash, after making all of the necessary payments and transfers as provided for in the lease agreements, in order to make distributions to Ormat Nevada. The distributions are allowed only if PGV maintains various restrictive covenants under the lease agreements, which include limitations on additional indebtedness. As of December 31, 2016 and 2015, the balance of such account was $0.

NOTE 14 —TAX MONETIZATION TRANSACTIONS

OPAL TRANSACTION

On December 16, 2016, the Company’s wholly owned subsidiary Ormat Nevada Inc. (“Ormat Nevada”) entered into an equity contribution agreement (the “Equity Contribution Agreement”) with OrLeaf LLC (“OrLeaf”) and JPM Capital Corporation (“JPM”) with respect to Opal Geo LLC (“Opal Geo”). Also on December 16, 2016, OrLeaf, a newly formed limited liability company formed by Ormat Nevada and ORPD LLC, entered into an amended and restated limited liability company agreement of Opal Geo (the “LLC Agreement”) with JPM. The transactions contemplated by the Equity Contribution Agreement and LLC Agreement will allow the Company to monetize federal production tax credits (“PTCs”) and certain other tax benefits relating to the operation of five geothermal power plants located in Nevada.

In connection with the transactions contemplated by the Equity Contribution Agreement and the LLC Agreement, Ormat Nevada transferred its indirect ownership interest in the McGinness Hills (Phase I and Phase II), Tuscarora, Jersey Valley and Don A. Campbell Phase 2 (“DAC 2”) geothermal power plants to Opal Geo. Prior to such transfer, Ormat Nevada held an approximately 63.25% indirect ownership interest in DAC 2 through ORPD LLC, a joint venture between Ormat Nevada and Northleaf Geothermal Holdings LLC (“Northleaf”), an affiliate of Northleaf Capital Partners, and held, directly or indirectly, a 100% ownership interest in the remaining geothermal power plants that were transferred to Opal Geo.

Pursuant to the Equity Contribution Agreement, JPM contributed approximately $62.1 million to Opal Geo in exchange for 100% of the Class B Membership Interests of Opal Geo. JPM also agreed to make deferred capital contributions to Opal Geo based on the amount of electricity generated by the DAC 2 and McGinness Hills Phase II power plants which are eligible for the federal production tax credit. The Company expects the aggregate amount of JPM’s deferred capital contributions to equal approximately $21 million and to be paid over time covering the period through December 31, 2022.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the LLC Agreement, until December 31, 2022, OrLeaf will receive distributions of 97.5% of any distributable cash generated by operation of the power plants while JPM will receive distributions of 2.5% of any distributable cash generated by operation of the power plants. Unless JPM has already achieved its target internal rate of return on its investment in Opal Geo, from December 31, 2022 until JPM has achieved its target internal rate of return, JPM will receive 100% of any distributable cash generated by operation of the power plants. Thereafter, OrLeaf will receive distributions of 97.5%, and JPM will receive 2.5%, of any distributable cash generated by operation of the power plants.

Under the LLC Agreement, all items of Opal Geo income and loss, gain, deduction and credit (including the federal production tax credits relating to the operation of the two PTC eligible power plants) will be allocated, until JPM has achieved its target internal rate of return on its investment in Opal Geo (and for so long as the two PTC eligible power plants are generating PTCs), 99% to JPM and 1% to OrLeaf, or 5% to JPM and 95% to OrLeaf if PTCs are no longer available to either of the two PTC eligible power plants. Once JPM achieves its target internal rate of return, all items of Opal Geo income and loss, gain, deduction and credit will be allocated 5% to JPM and 95% to OrLeaf.

Under the LLC Agreement, OrLeaf, which owns 100% of the Class A Membership Interests in Opal Geo, will serve as the managing member of Opal Geo and control the day-to-day management of Opal Geo and its portfolio of five power plants. However, in certain limited circumstances (such as bankruptcy of Orleaf, fraud or gross negligence by OrLeaf) JPM may remove OrLeaf as the managing member of Opal Geo. JPM, as the Class B Member of Opal Geo, has consent and approval rights with respect to certain items that are designated as major decisions for Opal Geo and the five power plants. In addition, by virtue of certain provisions in OrLeaf’s own limited liability company agreement, and consistent with the ORPD LLC formation documents, Northleaf has similar consent and approval rights with respect to OrLeaf’s determination of major decisions pertaining to the DAC 2 power plant. In both cases, these major decisions are generally equivalent to customary minority protection rights. As a result, the Company’s wholly owned subsidiary, Ormat Nevada, which serves as the managing member of OrLeaf and as the managing member of ORPD LLC, will effectively retain the day-to-day control and management of Opal Geo and its portfolio of five power plants.

The LLC Agreement contains certain customary restrictions on transfer applicable to both OrLeaf and JPM with respect to their respective Membership Interests in Opal Geo, and also provides OrLeaf with a right of first offer in the event JPM desires to transfer any of its Class B Membership Interests, pursuant to which OrLeaf may purchase such Class B Membership Interests. The LLC Agreement also provides OrLeaf with the option to purchase all of the Class B Membership Interests on either December 31, 2022 or the date that is 9 years after the closing date under the Equity Contribution Agreement at a price equal to the greater of (i) the fair market value of the Class B Membership Interests as of the date of purchase (subject to certain adjustments) and (ii) $3 million.

Pursuant to the Equity Contribution Agreement, the Company has provided a guaranty for the benefit of JPM of certain of OrLeaf’s indemnification obligations to JPM under the LLC Agreement. In addition, Ormat Nevada also provided a guaranty for the benefit of JPM of all present and future payment and performance obligations of OrLeaf under the LLC Agreement and each ancillary document to which OrLeaf is a party.

Pursuant to the Equity Contribution Agreement, JPM contributed approximately $62.1 million to Opal Geo in exchange for 100% of the Class B Membership Interests of Opal Geo. The contribution was recorded as $3.7 million allocation to noncontrolling interests and $58.5 million allocation to liability associated with sale of tax benefits as described in Note 1. JPM also agreed to make deferred capital contributions to Opal Geo based on the amount of electricity generated by the DAC 2 and McGinness Hills Phase II power plants which are eligible for the federal production tax credit.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Class B membership units are provided with a 5% residual economic interest in OPC. The 5% residual interest commences on achievement by the investors of a contractually stipulated return that triggers the OPC Flip Date. The actual OPC Flip Date is expected to occur in the second quarter of 2017. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. Cash is distributed each period in accordance with the cash allocation percentages stipulated in the agreements. Until the fourth quarter of 2010, Ormat Nevada was allocated the cash earnings in OPC and therefore, the amount allocated to the 5% residual interest represented the noncash loss of OPC which principally represented depreciation on the property, plant and equipment. As from the fourth quarter of 2010, the distributable cash is allocated to the Class B membership units. As a result of the acquisition by Ormat Nevada, on October 30, 2009, of all of the Class B membership units of OPC held by Lehman-OPC LLC (see below), the residual interest decreased to 3.5%. Such residual interest increased to 5% on February 3, 2011 when Ormat Nevada sold its Class B membership units to JPM Capital Corporation (“JPM”) (see below).

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

Under the terms of the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, and the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and will make additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time. The additional payments were expected to be made until December 31, 2016 up to maximum amount of $11.0 million. In the first quarter of 2017 and 2016, the Company received $1.6 million and $2.0 million, respectively.

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

The Class B membership units entitle the holder to 5.0% (allocation of income and loss) and 2.5% (allocation of cash) residual economic interests in ORTP. The 5.0% and 2.5% residual interests commence on achievement by JPM of a contractually stipulated return that triggers the ORTP Flip Date. The actual ORTP Flip Date is expected to occur in the second quarter of 2017. These residual 5.0% and 2.5% interests represent noncontrolling interests and are not subject to mandatory redemption or guaranteed payments.

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

NOTE 15 — ASSET RETIREMENT OBLIGATION

The following table presents a reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligation for the years presented below:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$20,856	$19,142
Revision in estimated cash flows	303	(681)
Liabilities incurred	540	859
Accretion expense	1,649	1,536
Balance at end of year	$23,348	$20,856

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — STOCK-BASED COMPENSATION

The Company makes an estimate of expected forfeitures and recognizes compensation costs only for those stock-based awards expected to vest. As of December 31, 2016, the total future compensation cost related to unvested stock-based awards that are expected to vest is $11.3 million, which will be recognized over a weighted average period of 1.4 years.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation related to stock-based awards as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Cost of revenues	$2,400	$1,753	$3,076
Selling and marketing expenses	247	123	261
General and administrative expenses	2,510	2,079	2,234
Total stock-based compensation expense	5,157	3,955	5,571
Tax effect on stock-based compensation expense	617	440	836
Net effect of stock-based compensation expense	$4,540	$3,515	$4,735

During the fourth quarters of 2016, 2015 and 2014, the Company evaluated the trends in the stock-based award forfeiture rate and determined that the actual rates are 10.3%, 9.66% and 8.02%, respectively. This represents an increase of 7%, 20% and 12%, respectively, from prior estimates. As a result of the change in the estimated forfeiture rate, there was an immaterial impact on stock-based compensation expense in the respective periods.

Valuation assumptions

Prior to 2016, the fair value of each grant of stock-based awards was estimated using the Black-Scholes valuation model and the assumptions noted in the following table. The Company’s expected term represented the period that the Company’s stock-based awards were expected to be outstanding. In the absence of enough historical information, the expected term was determined using the simplified method giving consideration to the contractual term and vesting schedule. In 2016, The Company estimated the fair value of the stock-based awards using the Excercise Multiple-Based Lattice Model as it enables a degree of accounting for the complexities of option valuation and reduces the probability of a measurement error. The dividend yield forecast is expected to be 20% of the Company’s yearly net profit, which is equivalent to a 1.1% yearly weighted average dividend rate in the year ended December 31, 2016. The risk-free interest rate was based on the yield from U.S. constant treasury maturities bonds with an equivalent term. The forfeiture rate is based on trends in actual stock-based awards forfeitures.

The Company calculated the fair value of each stock-based award on the date of grant based on the following assumptions:

	Year Ended December 31,
	2016	2015	2014
For stock options issued by the Company:
Risk-free interest rates	1.3%	1.4%	1.7%
Expected lives (in years)	4.5	4.0	5.1
Dividend yield	1.1%	0.7%	0.9%
Expected volatility	30.7%	29.2%	35.1%
Forfeiture rate (weighted average)	8.4%	0%	0%

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

On November 8, 2016, the Company granted its directors, in aggregated 60,000 SAR’s under the Company’s 2012 Incentive Plan. The exercise price of each SAR is $47.46, which represented the fair market value of the Company’s common stock on the grant date. Such SARs will expire seven years from the date of the grant and will vest at the end of the first year from the grant date.

The fair value of each SAR on the grant date was $14.51. The Company calculated the fair value of each SAR on the grant date using the Exercise Multiple-Based Lattice SAR-Pricing model based on the following assumptions:

Risk-free interest rate	1.65%
Expected life (in years)	7
Dividend yield	1.1
Expected volatility	30.6%
Forfeiture rate:	0.0%
Sub-Optimal Exercise Factor:	2.5

	Year Ended December 31,
	2016		2015		2014
	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price
Outstanding at beginning of year	2,438	$25.38	4,477	$27.48	4,710	$28.23
Granted, at fair value:
Stock Options	1,155	43.01	45	38.24	485	29.05
SARs*	—	—	—	—	—	—
Exercised	(967)	25.33	(1,589)	26.77	(243)	24.10
Forfeited	(57)	24.12	(125)	27.33	(116)	23.20
Expired	(4)	26.84	(370)	45.78	(359)	42.70
Outstanding at end of year	2,565	33.36	2,438	25.38	4,477	27.48
Options and SARs exercisable at end of year	557	25.22	858	26.75	2,106	31.25
Weighted-average fair value of options and SARs granted during the year		$11.61		$8.68		$9.00

__________

*	Upon exercise, SARs entitle the recipient to receive shares of common stock equal to the increase in value of the award between the grant date and the exercise date.

As of December 31, 2016, 1,058,150 shares of the Company’s common stock are available for future grants under the 2012 Incentive Plan. No shares of the Company’s common stock are available for future grants under the 2004 Incentive Plan as of such date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2016 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
$18.56	15	2.8	$526	15	2.8	$526
19.69	15	2.6	509	15	2.6	509
20.13	108	2.3	3,608	108	2.3	3,608
20.54	53	2.3	1,761	28	2.3	934
23.34	635	2.4	19,226	140	2.4	4,247
24.57	9	2.1	269	1	2.1	33
25.65	68	1.3	1,905	68	1.3	1,905
26.70	15	3.8	404	15	3.8	404
28.23	30	4.8	762	30	4.8	762
29.52	400	3.6	9,640	75	3.6	1,807
29.95	17	0.3	400	17	0.3	400
35.15	15	6.1	277	-	-	-
38.24	45	5.8	692	45	5.8	692
42.87	1,080	5.5	11,610	-	-	-
47.46	60	6.9	370	-	-	-

	2,565	4.1	$51,959	557	2.7	$15,827

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock-based awards outstanding at December 31, 2015 (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number of Stock-based Awards Outstanding	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value	Number of Stock-based Awards Exercisable	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
$18.56	15	3.8	$269	15	3.8	$269
19.69	15	3.6	252	15	3.6	252
20.13	326	3.3	5,327	69	3.3	1,135
20.54	100	3.3	1,593	50	3.3	797
23.34	938	3.4	12,315	126	3.4	1,655
24.57	33	3.1	387	16	3.1	193
25.65	135	2.3	1,462	135	2.3	1,462
26.70	45	4.8	440	45	4.8	440
26.84	64	0.2	618	64	0.2	618
28.19	15	1.8	124	15	1.8	124
28.23	45	5.8	371	45	5.8	371
29.21	3	1.3	22	3	1.3	22
29.52	400	4.6	2,780	-	-	-
29.95	148	1.3	963	148	1.3	963
34.13	96	0.3	225	96	0.3	225
38.24	15	6.8	-	-	-	-
38.50	15	0.8	-	15	0.8	-

	2,438	3.3	$27,148	857	2.4	$8,526

The aggregate intrinsic value in the above tables represents the total pretax intrinsic value, based on the Company’s stock price of $53.62 and $36.47 as of December 31, 2016 and 2015, respectively, which would have potentially been received by the stock-based award holders had all stock-based award holders exercised their stock-based award as of those dates. The total number of in-the-money stock-based awards exercisable as of December 31, 2016 and 2015 was 557,350 and 842,911, respectively.

The total pretax intrinsic value of options exercised during the year ended December 31, 2016 and 2015 was $18.0 million and $14.1 million, respectively, based on the average stock price of $43.99 and $35.64 during the years ended December 31, 2016 and 2015, respectively.

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

As discussed in Note 1, the Company assessed all PPAs agreed to, modified or acquired in business combinations on or after July 1, 2003, and evaluated whether such PPAs contained a lease element requiring lease accounting. Future lease revenues under PPAs which contain a lease element as of December 31, 2016 including the PPAs that provide for minimum production or performance guarantees are accounted for as contingent lease revenues as they are production-based payments and contingent on generation levels that are impacted by climatic variables that are inherently uncertain including geological conditions and ambient temperature.

The PPAs considered to be leases were also assessed for inclusion of embedded derivatives, which required that they be separately accounted for at fair value. However, none of such PPAs were determined to include embedded derivatives.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest related to sale of tax benefits	$9,349	$9,620	$12,413
Interest expense	61,327	67,032	75,447
Less — amount capitalized	(3,287)	(4,075)	(3,206)
	$67,389	$72,577	$84,654

NOTE 19 — INCOME TAXES

U.S. and foreign components of income (loss) from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
U.S	$(7,109)	$(236)	$(2,623)
Non-U.S. (foreign)	148,197	113,835	88,459
	$141,088	$113,599	$85,836

The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current:
Federal	$—	$51	$—
State	(276)	252	490
Foreign	14,040	19,175	13,983
	$13,764	$19,478	$14,473

Deferred:
Foreign	18,073	(34,736)	13,135
	18,073	(34,736)	13,135
	$31,837	$(15,258)	$27,608

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Other deferred tax expense (exclusive of the effect of other components listed below)	$(1,105)	$541	$(18,424)
Usage (benefit) of operating loss carryforwards - U.S.	(14,072)	(30,596)	7,764
Change in valuation allowance	16,411	(14,324)	3,526
Change in foreign valuation allowance	—	(49,701)	—
Change in foreign income tax	18,073	14,965	13,135
Change in lease transaction	—	(452)	2,136
Change in tax monetization transaction	48,000	16,386	5,184
Change in depreciation	(55,462)	28,370	9,431
Change in intangible drilling costs	10,227	10,335	(9,706)
Change in production tax credits and alternative minimum tax credit	(11,659)	610	89
Basis difference in partnership interests	7,660	(10,870)	—
	$18,073	$(34,736)	$13,135

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Valuation allowance - U.S.	11.1	(1.4)	(1.7)
Valuation allowance - foreign	-	(43.8)
Tax monetization	-	-	2.5
State income tax, net of federal benefit	(0.2)	0.6	(0.7)
Effect of foreign income tax, net	(14.1)	(5.1)	(4.9)
Production tax credits	(8.3)	(0.1)	0.9
Subpart F income	0.3	1.3	1.4
Depletion	-	-	(1.1)
Other, net	(1.3)	-	0.8
Effective tax rate	22.5%	(13.5)%	32.2%

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)

Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(35,382)	$(32,654)
Depreciation	148,419	87,943
Intangible drilling costs	(112,762)	(102,013)
Net capital loss carryforward - U.S.	117,924	103,850
Tax monetization transaction	(105,789)	(80,478)
Investment tax credits	1,341	1,341
Production tax credits	82,451	70,792
Stock options amortization	3,241	3,467
Basis difference in partnership interest	(24,462)	(16,801)
Accrued liabilities and other	(752)	2,435

	74,229	37,882
Less - valuation allowance	(109,611)	(70,536)

Total	$(35,382)	$(32,654)

The following table presents a reconciliation of the beginning and ending valuation allowance:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of the year	$70,536	$111,280	$114,806
Additions to (release of) valuation allowance	39,075	(40,744)	(3,526)
Balance at end of the year	$109,611	$70,536	$111,280

At December 31, 2016, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $299.6 million and state NOL carryforwards of approximately $244.7 million, available to reduce future taxable income, which expire between 2029 and 2036 for federal NOLs and between 2018 and 2036 for state NOLs. The investment tax credits (“ITCs”) in the amount of $1.3 million at December 31, 2016 are available for a 20-year period and expire between 2022 and 2024. The Production Tax Credits (“PTCs”) in the amount of $82.5 million at December 31, 2016 are available for a 20-year period and expire between 2026 and 2036.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company’s ability to generate additional taxable income in the future and historical losses in prior years, a valuation allowance in the amount of $109.6 million and $70.5 million is recorded against the U.S. deferred tax assets as of December 31, 2016 and 2015, respectively, as it is more likely than not that the deferred tax assets will not be realized. The increase in valuation allowance is due to increases in investment tax credits and step-up in basis relating to the tax monetization transaction.

As more fully described in Note 3, On November 23, 2016, the Company closed a follow-on sale of 36.75% of equity interest in the second phase of the Don A. Campbell power plant, as a result of this sale, the Company will recognize $21.4 million of taxable income in 2016. Following the closing, DACII was contributed to the existing ORPD, as agreed upon under the ORPD agreement with Northleaf.

On December 16, 2016, upon the formation of Opal and Orleaf, Orleaf distributed $43.1 million to Ormat and $19 million to ORPD. Upon this distribution, Ormat will recognize taxable gain of $4.8 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), effective in fiscal years beginning after December 15, 2016. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The Company has elected early adoption of the aforementioned Update in 2015. The Company has adopted the Update prospectively. As such, the deferred tax assets and liabilities in 2016 and 2015 are being presented as noncurrent on the balance sheet.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting (ASU 2016- 09), effective in fiscal years beginning after December 15, 2016 for public companies. In general, the new guidance allows entities to record all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement. The Company has not elected an early adoption of the aforementioned Update.

In October 2016, the FASB issued Accounting Standards Update 2016-16, Income Taxes on Intercompany Transfers (ASU 2016- 16), effective in fiscal years beginning after December 15, 2017 for public companies. In general, the new guidance provides that the seller and buyer will immediately recognize the current and deferred income tax consequences of the intercompany asset transfer. The Company has not elected an early adoption of the aforementioned Update.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the deferred taxes on the balance sheets as of the dates indicated:

	Year Ended December 31,

	2016	2015	2014
	(Dollars in thousands)

Current deferred tax assets	$—	$—	$251
Current deferred tax liabilities	—	—	(975)
Non-current deferred tax liabilities	(35,382)	(32,654)	(66,219)

	$(35,382)	$(32,654)	$(66,943)

The total amount of undistributed earnings of foreign subsidiaries for income tax purposes was approximately $367 million at December 31, 2016. It is the Company’s intention to reinvest undistributed earnings of its foreign subsidiaries and thereby indefinitely postpone their remittance. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings which is available for dividends are not practicably determinable.

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

At December 31, 2016 and 2015, there are $5.7 million and $10.4 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of our unrecognized tax benefits is as follows:

	Year Ended December 31,

	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$10,385	$7,511	$4,950
Additions based on tax positions taken in prior years	675	(198)	230
Additions based on tax positions taken in the current year	1,059	4,386	2,980
Reduction based on tax positions taken in prior years	(6,381)	(1,314)	(649)
Balance at end of year	$5,738	$10,385	$7,511

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its U.S. subsidiaries file consolidated income tax returns for federal and state purposes. As of December 31, 2016, the Company has not been subject to U.S. federal or state income tax examinations. The Company remains open to examination by the Internal Revenue Service for the years 2000-2016 and by local state jurisdictions for the years 2002-2016. These examinations may lead to ordinary course adjustments or proposed adjustments to our taxes or our net operating losses with respect to years under examination as well as subsequent periods.

The reduction of $6.4 million, $1.3 million and $0.6 million in 2016, 2015 and 2014, respectively, was due to the statute of limitations expiration on certain tax positions as well as Ormat System's tax settlement as detailed below.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s foreign subsidiaries remain open to examination by the local income tax authorities in the following countries for the years indicated:

Israel	2015	—	2016
Kenya	2001	—	2016
Guatemala	2010	—	2016
Philippines	2010	—	2016
New Zealand	2011	—	2016

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

Tax benefits in the U.S.

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the ARRA which has been extended by the Consolidated Appropriations Act, 2016 (CAA) until December 31, 2019. The Company is permitted to claim 30% of the eligible cost of each new geothermal power plant in the United States, which is placed in service before January 1, 2017, as an ITC against its federal income taxes. After this date, the ITC is reduced to 10%. Alternatively, the Company is permitted to claim a PTC, which in 2016 is 2.3 cents per kWh and which may be adjusted annually for inflation. The PTC may be claimed for ten years on the electricity output of new geothermal power plants that have commenced construction by December 31, 2016. The owner of the power plant must choose between the PTC and the 30% ITC described above. In either case, under current tax rules, any unused tax credit has a 1-year carry back and a 20-year carry forward. Whether the Company claims the PTC or the ITC, it is also permitted to depreciate most of the plant for tax purposes over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. If the Company claims the ITC, the Company’s “tax base” in the plant that it can recover through depreciation must be reduced by half of the ITC. If the Company claims the PTC, there is no reduction in the tax basis for depreciation. Companies that place qualifying renewable energy facilities in service, during 2009, 2010 or 2011, or that begin construction of qualifying renewable energy facilities during 2012, 2013, 2014 or 2015 and place them in service by December 31, 2016, may choose to apply for a cash grant from the U.S. Department of the Treasury (“U.S. Treasury”) in an amount equal to the ITC. Likewise, the tax base for depreciation will be reduced by 50% of the cash grant received. Under the ARRA revised by the CAA, the U.S. Treasury is instructed to pay the cash grant within 60 governmental business days of the application or the date on which the qualifying facility is placed in service.

Income taxes related to foreign operations

Guatemala — The enacted tax rate is 25%. Orzunil, a wholly owned subsidiary, was granted a benefit under a law which promotes development of renewable power sources. The law allows Orzunil to reduce the investment made in its geothermal power plant from income tax payable, which reduces the effective tax rate to zero. Ortitlan, another wholly owned subsidiary, was granted a tax exemption for a period of ten years ending August 2017. The effect of the tax exemption in the years ended December 31, 2016, 2015, and 2014 is $3.3 million, $3.6 million, and $1.9 million, respectively ($0.07, $0.08, and $0.04 per share of common stock, respectively).

Israel — The Company’s operations in Israel through its wholly owned Israeli subsidiary, Ormat Systems Ltd. (“Ormat Systems”), are taxed at the regular corporate tax rate of 25% in 2012, 25% in 2013, 26.5% in 2014 and 2015 and 25% in 2016 and thereafter. Ormat Systems received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the “Investment Law”), with respect to two of its investment programs. As a Benefited Enterprise, Ormat Systems was exempt from Israeli income taxes with respect to income derived from the first benefited investment for a period of two years that started in 2004, and thereafter such income was subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years until 2010. Ormat Systems was also exempt from Israeli income taxes with respect to income derived from the second benefited investment for a period of two years that started in 2007, and thereafter such income is subject to reduced Israeli income tax rates which will not exceed 25% for an additional five years until 2013. These benefits are subject to certain conditions, including among other things, that all transactions between Ormat Systems and its affiliates are at arm’s length, and that the management and control of Ormat Systems will be from Israel during the whole period of the tax benefits. A change in control should be reported to the Israel Tax Authority in order to maintain the tax benefits. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax would apply to all qualified income of certain industrial companies, as opposed to the current law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. According to the amendment, the uniform tax rate applicable to the zone where the production facilities of Ormat Systems are located would be 15% in 2011 and 2012, 12.5% in 2013, and 16% in 2014 and thereafter. Under the transitory provisions of the new legislation, Ormat Systems had the option either to irrevocably comply with the new law while waiving benefits provided under the previous law or to continue to comply with the previous law during a transition period with the option to move from the previous law to the new law at any stage. Ormat Systems decided to irrevocably comply with the new law starting in 2011.

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

Ormat Systems tax assessment for fiscal years 2010-2014 was finalized and settled in January 2017. The settlement resulted in no impact to income statement due to release of the related uncertain tax position liability.

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

During the fourth quarter of 2016, the Company determined that its income statement tax provision and deferred tax liabilities in Kenya in prior periods were overstated by approximately $4.7 million as a result of errors in the determination of the exchange rate impact used in the calculation of taxable income at its Kenya operations. The Company recorded an adjustment to reduce income tax expense and deferred tax liabilities by $4.7 million in the fourth quarter of 2016 to correct this matter.

As previously reported by the Company, the Kenya Revenue Authority (“KRA”) conducted an audit related to the Company’s operations in Kenya for fiscal years 2012 - 2013. In January 2017, KRA concluded its audit for the subject period and issued a demand letter to the Company for additional tax payments of approximately $16.1 million, including interest and penalties. KRA’s assessment, among other points, rejected the Company's income tax deduction of 150% of its investment in geothermal well drilling during the relevant period, on the basis that such work falls under mining activities (and not geothermal activities) which have a different allowable deduction under the Kenya Income Tax Act. The KRA audit and assessment is not final and is subject to objection by the Company. The Company's operations in Kenya utilize a geothermal resource license from the Ministry of Energy and Petroleum. The Company does not conduct and is not involved in any mining activity under applicable Kenyan law. Therefore, the Company believes that its original tax position was and remains correct under Kenyan tax law and regulations, and has submitted a notice of objection to the KRA which it intends to pursue vigorously. If the KRA position prevails and is applied to subsequent periods, the Company's deferred tax asset of $49.4 million recorded in 2015 may be impacted. At present, the Company has recorded a provision based on its assessment of its reasonably expected potential exposure.

Other significant foreign countries — The Company’s operations in New Zealand are taxed at the rate of 28% in 2015, 2014 and 2013.

NOTE 20 — BUSINESS SEGMENTS

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2016:
Net revenues from external customers	$436,292	$226,299	$662,591
Intersegment revenues	—	56,075	56,075
Depreciation and amortization expense	102,698	3,279	105,977
Operating income	126,828	75,054	201,882
Segment assets at period end	2,204,444	257,125	2,461,569
Expenditures for long-lived assets	147,211	4,719	151,930

Year Ended December 31, 2015:
Net revenues from external customers	$375,920	$218,724	$594,644
Intersegment revenues	—	48,559	48,559
Depreciation and amortization expense	103,892	3,314	107,206
Operating income	99,345	64,716	164,061
Segment assets at period end	2,044,346	229,636	2,273,982
Expenditures for long-lived assets	149,666	2,784	152,450

Year Ended December 31, 2014 :
Net revenues from external customers	$382,301	$177,223	$559,524
Intersegment revenues	—	44,718	44,718
Depreciation and amortization expense	97,826	2,973	100,799
Operating income	90,401	53,089	143,490
Segment assets at period end	1,963,486	158,070	2,121,556
Expenditures for long-lived assets	155,323	3,458	158,781

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,

	2016	2015	2014
	(Dollars in thousands)

Revenues:
Total segment revenues	$662,591	$594,644	$559,524
Intersegment revenues	56,075	48,559	44,718
Elimination of intersegment revenues	(56,075)	(48,559)	(44,718)
Total consolidated revenues	$662,591	$594,644	$559,524

Operating income:
Operating income	$201,882	$164,061	$143,490
Interest income	971	297	312
Interest expense, net	(67,389)	(72,577)	(84,654)
Foreign currency translation and transaction losses	(5,534)	(1,622)	(5,839)
Income attributable to sale of equity interest	16,503	25,431	24,143
Gain from sale of property, plant and equipment	—	—	7,628
Other non-operating income, net	(5,345)	(1,991)	756
Total consolidated income before income taxes and equity in income of investees	$141,088	$113,599	$85,836

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells electricity and products for power plants and others, mainly to the geographical areas according to location of the customers, as detailed below. The following tables present certain data by geographic area:

	Year Ended December 31,

	2016	2015	2014
	(Dollars in thousands)

Revenues from external customers attributable to: (1)
United States	$307,025	$286,509	$293,710
Indonesia	100,856	93,191	38,174
Kenya	109,270	86,545	86,074
Turkey	46,270	57,356	86,340
Chile	58,032	34,478	—
Guatemala	30,086	27,897	28,439
Other foreign countries	11,052	8,668	26,787
Consolidated total	$662,591	$594,644	$559,524

____________

(1)Revenues as reported in the geographic area in which they originate.

	Year Ended December 31,

	2016	2015	2014
	(Dollars in thousands)

Long-lived assets (primarily power plants and related assets) located in:
United States	$1,414,523	$1,374,465	$1,369,136
Kenya	327,157	375,257	330,200
Other foreign countries	199,559	107,407	90,735

Consolidated total	$1,941,239	$1,857,129	$1,790,071

The following table presents revenues from major customers:

	Year Ended December 31,

	2016		2015		2014
	Revenues	%	Revenues	%	Revenues	%
	(Dollars in thousands)		(Dollars in thousands)		(Dollars in thousands)
Southern California Edison (1)	$33,552	5.1	$56,026	9.4	$75,803	13.5
Southern California Public Power Authority (1)	67,566	10.2	30,947	5.2	21,799	3.9
Sierra Pacific Power Company and Nevada Power Company (1)(2)	127,226	19.2	115,876	19.5	92,580	16.5
Hyundai (3)	100,856	15.2	93,131	15.7	38,174	6.8
KPLC (1)	109,270	16.5	86,545	14.6	86,074	15.4

________

(1)Revenues reported in Electricity segment.

(2)Subsidiaries of NV Energy, Inc.

(3)Revenues related to the Sarulla project that are reported in Products segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — TRANSACTIONS WITH RELATED ENTITIES

Transactions between the Company and related entities, other than those disclosed elsewhere in these financial are summarized below:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Property rental fee expense paid to the Parent	$—	$303	$1,821
Corporate financial, administrative, executive services, and research and development services provided to the Parent	$—	$148	$148
Services rendered by an indirect shareholder of the Parent	$—	$15	$51

The current asset due from the Parent at December 31, 2015 in the amount of $1,337,000 represented the net obligation resulting from ongoing operations and transactions with the Parent and is payable from available cash flow. Interest was computed on balances greater than 60 days at LIBOR plus 1% (but not less than the change in the Israeli Consumer Price Index plus 4%) compounded quarterly, and was accrued and paid to the Parent annually. The amount of such balance as of December 31, 2015 is $0.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — EMPLOYEE BENEFIT PLAN

401(k) Plan

The Company has a 401(k) Plan (the “Plan”) for the benefit of its U.S. employees. Employees of the Company and its U.S. subsidiaries who have completed one year of service or who had one year of service upon establishment of the Plan are eligible to participate in the Plan. Contributions are made by employees through pretax deductions up to 60% of their annual salary. In 2016, 2015 and 2014, contributions made by the Company were matched up to a maximum of 3%, 2% and 2% of the employee’s annual salary, respectively. The Company’s contributions to the Plan were $1.0 million, $0.6 million, and $0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Severance plan

The Company, through Ormat Systems, provides limited non-pension benefits to all current employees in Israel who are entitled to benefits in the event of termination or retirement in accordance with the Israeli Government sponsored programs. These plans generally obligate the Company to pay one month’s salary per year of service to employees in the event of involuntary termination. There is no limit on the number of years of service in the calculation of the benefit obligation. The liabilities for these plans are recorded at each balance sheet date by determining the undiscounted obligation as if it were payable at that point in time. Such liabilities have been presented in the consolidated balance sheets as “liabilities for severance pay”. The Company has an obligation to partially fund the liabilities through regular deposits in pension funds and severance pay funds. The amounts funded amounted to $12.8 million and $14.2 million at December 31, 2016 and 2015, respectively, and have been presented in the consolidated balance sheets as part of “deposits and other”. The severance pay liability covered by the pension funds is not reflected in the financial statements as the severance pay risks have been irrevocably transferred to the pension funds. Under the Israeli severance pay law, restricted funds may not be withdrawn or pledged until the respective severance pay obligations have been met. As allowed under the program, earnings from the investment are used to offset severance pay costs. Severance pay expenses for the years ended December 31, 2016, 2015, and 2014 were $2.3 million, $2.5 million, and $2.1 million, respectively, which are net of income (including loss) amounting to $0.3 million, $0.1 million, and $(1.5) million, respectively, generated from the regular deposits and amounts accrued in severance funds.

The Company expects to pay the following future benefits to its employees upon their reaching normal retirement age:

			(Dollars in thousands)
Year ending December 31:
2017			$1,867
2018			2,497
2019			1,655
2020			1,119
2021			1,400
2022	-	2026	5,141
			$13,679

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — COMMITMENTS AND CONTINGENCIES

Geothermal resources

The Company, through its project subsidiaries in the United States, controls certain rights to geothermal fluids through certain leases with the Bureau of Land Management (“BLM”) or through private leases. Royalties on the utilization of the geothermal resources are computed and paid to the lessors as defined in the respective agreements. Royalty expense under the geothermal resource agreements were $17.1 million, $15.4 million, and $16.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Letters of credit

In the ordinary course of business with customers, vendors, and lenders, the Company is contingently liable for performance under letters of credit totaling $341.6 million at December 31, 2016. Management does not expect any material losses to result from these letters of credit because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

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

At December 31, 2016, total obligations related to such supplier agreements were approximately $108.1 million (out of which approximately $51.0 million relate to construction-in-process). All such obligations are payable in 2017.

Grants and royalties

The Company, through Ormat Systems, had historically, through December 31, 2003, requested and received grants for research and development from the Office of the Chief Scientist of the Israeli Government. Ormat Systems is required to pay royalties to the Israeli Government at a rate of 3.5% to 5.0% of the revenues derived from products and services developed using these grants. No royalties were paid for the years ended December 31, 2016, 2015, and 2014. The Company is not liable for royalties if the Company does not sell such products and services. Such royalties are capped at the amount of the grants received plus interest at LIBOR. The cap at December 31, 2016 and 2015, amounted to $1.8 million and $1.7 million, respectively, of which approximately $0.8 million and $0.8 million, respectively, represents interest based on the LIBOR rate, as defined above.

Lease commitments

At December 31, 2016, 2015 and 2014, total lease expenses for leasing of land, building and equipment outside of the Puna lease (separately described in Note 13) amounted to $0.4 million, $0.4 million and $0.3 million respectively. The related future minimum lease payments are immaterial for each year.

In 2015, the Company entered into a lease transaction for a fleet of vehicles. The lease transaction was classified as a capital lease and the leased vehicles were classified under Property, Plant and Equipment in total amount of $6.9 million, representing vehicles that were received during 2015 and 2016. The terms of the lease are monthly payments in equal installments over 5 years. The related future minimum lease payments are immaterial for each year.

Contingencies

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that PGV comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the court issued its decision in response to each of the plaintiffs’ and defendants’ motions for summary judgment, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot. On January 17, 2017, the plaintiffs filed a notice of appeal of the October 10, 2016 decision.  Procedural issues as to the ability of the plaintiffs to appeal the decision at this time, including the jurisdiction of the appellate court to near the appeal, are also before the court.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plaintiffs’ causes of action. On January 6, 2017, the court issued its order regarding several pending motions, including plaintiffs’ motion for partial summary judgment, defendants' motion for summary judgment, defendants' motion to exclude and defendants' motion for leave to file a sur-reply. The impact of the court’s January 6 order is to deny the plaintiffs’ sole remaining cause of action.

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

●

In January 2014, Ormat learned that two former employees filed a “qui tam” complaint seeking damages, penalties and other relief of approximately $375 million, alleging that the Company and certain of its subsidiaries (collectively, the “Ormat Parties”) submitted fraudulent applications and certifications to obtain grants for the Puna and North Brawley projects. The U.S. Department of Justice declined to intervene. On October 25, 2016, the parties entered into a final settlement agreement providing for the dismissal of the claim without any admission of wrongdoing by the Ormat Parties and payment of $11 million (inclusive of fees and costs). The settlement amount of $11 million was included in general and administrative expenses in the consolidated statements of operations and comprehensive income for the year ended December 31, 2016.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various petitions submitted by defendants, including a motion describing preliminary, procedural defenses, on August 18, 2016, and then on October 10, 2016, the 27th Civil Court issued a number of decisions, which include removal of the case to the 11th Civil Court of Santiago, thereby delaying a determination on the larger issues of jurisdiction and competency of the Chilean courts as a substantive (and not procedural) defense.   The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

 On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants. The complaint purports that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On August 25, 2016, the Company filed to remove the case to the U.S. District Court for the District of Hawaii. On December 12, 2016, the District Court granted plaintiffs’ motion for joinder of HELCO as an additional defendant, to amend the complaint, and to remand the case back to the Third Circuit Court. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On May 21, 2014, Elko County, Nevada appealed to the Supreme Court of Nevada the Nevada Governor's Office of Energy’s award of an energy tax abatement to ORNI 42 LLC for our Tuscarora power plant. Lander County, Nevada similarly appealed the Office of Energy’s Award of an energy tax abatement to ORNI 39 LLC for one of our McGinness power plant. Both of the appeals request that the Court overturn the Office of Energy’s decision and deny, retroactively and going forward, the tax abatement benefits for the full 20 year period, valued at approximately $18.6 million for one of our McGinness power plant and approximately $6.2 million for our Tuscarora power plant, of which only a small portion was utilized as of September 30, 2016. Following full briefing on both plaintiffs’ and defendants’ motions for summary judgment, on December 21, 2016, the Supreme Court of Nevada issued its Order of Affirmance of the judgement of the District Court denying the petitions for judicial review of both Lander County and Elko County, and affirming ORNI 39 and ORNI 42's rights to obtain the partial property tax abatements for their respective facilities.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●

 On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing work at the Ormesa plant site on or around March 31, 2016. Early discovery and conferences are underway. The insurer of the deceased’s employer, and Ormat’s insurer, have accepted tender of this claim and are providing Ormat with a defense in the lawsuit, subject to reservation of rights to deny coverage under the policy and under the law.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
	(Dollars in thousands, except per share amounts)
Revenues:
Electricity	$89,953	$90,926	$97,245	$97,796	$107,868	$104,001	$109,795	$114,628
Product	30,278	49,561	65,607	73,278	43,726	55,860	74,822	51,891
Total revenues	120,231	140,487	162,852	171,074	151,594	159,861	184,617	166,519
Cost of revenues:
Electricity	55,581	62,522	61,501	63,008	63,686	62,243	66,481	69,163
Product	20,625	27,182	42,019	43,927	24,035	31,822	43,647	30,719
Total cost of revenues	76,206	89,704	103,520	106,935	87,721	94,065	110,128	99,882
Gross profit	44,025	50,783	59,332	64,139	63,873	65,796	74,489	66,637
Operating expenses:
Research and development expenses	363	414	335	668	349	595	1,086	732
Selling and marketing expenses	3,433	4,283	4,383	3,978	3,675	3,668	4,793	4,288
General and administrative expenses	10,204	7,443	7,950	9,185	8,749	8,783	19,093	10,085
Write-off of unsuccessful exploration activities	174	--	185	1,220	557	863	1,294	303
Operating income	29,851	38,643	46,479	49,088	50,543	51,887	48,223	51,229
Other income (expense):
Interest income	9	44	53	191	320	245	266	140
Interest expense, net	(17,828)	(18,859)	(17,748)	(18,142)	(16,023)	(18,401)	(17,137)	(15,828)
Foreign currency translation and transaction gains (losses)	(1,366)	(571)	1,296	(981)	1,962	(4,332)	(222)	(2,942)
Income attributable to sale of tax benefits	5,552	4,731	8,634	6,514	4,398	4,519	3,463	4,123
Other non-operating income (expense), net	283	(1,675)	(131)	(468)	191	49	(5,546)	(39)
Income (loss) from continuing operations, before income taxes and equity in income of investees	16,501	22,313	38,583	36,202	41,391	33,967	29,047	36,683
Income tax benefit (provision)	(5,459)	(6,056)	38,211	(11,438)	(9,509)	(7,890)	(11,988)	(2,450)
Equity in income (losses) of investees	(775)	(984)	(3,133)	(616)	(937)	(1,144)	(2,653)	(3,001)
Net income (loss)	10,267	15,273	73,661	24,148	30,945	24,933	14,406	31,232
Net loss (income) attributable to noncontrolling interest	(235)	(859)	(1,522)	(1,160)	(1,674)	(584)	(2,326)	(3,002)
Net income (loss) attributable to the Company's stockholders	$10,032	$14,414	$72,139	$22,988	$29,271	$24,349	$12,080	$28,230

Earnings (loss) per share attributable to the Company's stockholders

Basic:
Net income	$0.21	$0.29	$1.47	$0.47	$0.60	$0.49	$0.24	$0.57

Diluted:
Net income	$0.21	$0.28	$1.41	$0.46	$0.59	$0.49	$0.24	$0.56

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:

Basic	47,244	48,881	49,023	49,074	49,173	49,456	49,599	49,647
Diluted	48,079	50,600	51,113	49,668	49,782	50,137	50,289	50,293

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25 — SUBSEQUENT EVENTS

Cash dividend

On February 28, 2017, the Company’s Board of Directors declared, approved and authorized payment of a quarterly dividend of $8.4 million ($0.17 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 15, 2017, payable on March 29, 2017.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded as of December 31, 2016, that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in reports that the Company files or submits under the Exchange Act has been recorded, processed, summarized and reported when required and the information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management, under the supervision and participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using criteria established in Internal Control — Integrated Framework (2013) issued by the COSO and concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item and not set forth below is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 annual meeting .

The following table sets forth the name, age and positions of our directors, executive officers and persons who are executive officers of certain of our subsidiaries who perform policy making functions for us:

Name	Age	Position
Stanley B. Stern	59	Independent Director (1)
Gillon Beck	55	Chairman of the Board of Directors (3)
Dan Falk	72	Independent Director (3)
Ami Boehm	45	Independent Director (2)
Ravit Bar-Niv	53	Independent Director (2)
Robert F. Clarke	74	Independent Director (2)
Robert E. Joyal	72	Independent Director (1)
David Granot	70	Independent Director (1)

Isaac Angel	60	Chief Executive Officer*
Doron Blachar	49	Chief Financial Officer*
Zvi Krieger	61	Executive Vice President—Electricity Segment*
Bob Sullivan	54	Executive Vice President - Business Development Sales & Marketing
Shlomi Argas	52	Executive Vice President - Projects*
Shimon Hatzir	55	Executive Vice President—Engineering*
Erez Klein	51	Executive Vice President - Production*
Nir Wolf	51	Executive Vice President – Market Development*
Etty Rosner	61	Corporate Secretary; Senior Vice President—Contract Management*

* Performs the functions described in the table, but is employed by Ormat Systems

1)	Denotes Class I Director – Term expiring at 2017 Annual Shareholders Meeting
2)	Denotes Class II Director – Term expiring at 2018 Annual Shareholders Meeting
3)	Denotes Class III Director – Term expiring at 2019 Annual Shareholders Meeting

Audit Committee

Information required by this Item and not set forth below is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 annual meeting .

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item and not set forth below is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 annual meeting .

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item and not set forth below is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 annual meeting .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item and not set forth below is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 annual meeting .

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item and not set forth below is incorporated herein by reference to the Company’s definitive proxy statement for the 2017 annual meeting .

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
Name: Isaac Angel
Title: Chief Executive Officer

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on March 1, 2017.

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

3.2

Third Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2009.

3.3

Amended and Restated Limited Liability Company Agreement of OPC LLC dated June 7, 2007, by and among Ormat Nevada Inc., Morgan Stanley Geothermal LLC, and Lehman-OPC LLC, incorporated by reference to Exhibit 3.1 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on June 13, 2007.

3.4

Amended and Restated Limited Liability Company Agreement of ORPD LLC, dated April 30, 2015, by and among Ormat Nevada Inc., Northleaf Geothermal Holdings LLC, and ORPD Holding LLC incorporated by reference to Exhibit 3.4 to Ormat Technologies, Inc. Current Report on Form 8-K to the Securities and Exchange Commission on May 6, 2015.

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

10.1.12

Agreement for Purchase of Membership Interests in ORPD LLC, dated as of February 5, 2015, by and between Ormat Nevada Inc. and Northleaf Geothermal Holdings LLC is incorporated by reference to Exhibit 3.4 to Ormat Technologies, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2015.

10.1.13	Agreement for Purchase of Membership Interests in ORNI 37 LLC, dated as of November 22, 2016, by and between Northleaf Geothermal Holdings LLC and Ormat Nevada Inc., filed herewith.

10.1.14	Amended and Restated Limited Liability Company Agreement of Opal Geo LLC, dated as of December 16, 2016, by and between OrLeaf LLC and JPM Capital Corporation, filed herewith.

10.1.15	Equity Contribution Agreement, dated as of December 16, 2016, by and among JPM Capital Corporation, Ormat Nevada Inc. and OrLeaf LLC, filed herewith.

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

Exhibit No.	Document

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

220