Form 10-Q
period 2017-06-30
ORMAT TECHNOLOGIES, INC.
filed 2017-08-08
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2017, the number of outstanding shares of common stock, par value $0.001 per share, was 49,910,280.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$118,390	$230,214
Restricted cash and cash equivalents (primarily related to VIEs)	49,510	34,262
Receivables:
Trade	79,587	80,807
Other	20,128	17,482
Inventories	18,569	12,000
Costs and estimated earnings in excess of billings on uncompleted contracts	59,901	52,198
Prepaid expenses and other	41,151	45,867
Total current assets	387,236	472,830
Investment in an unconsolidated company	13,957	—
Deposits and other	18,125	18,553
Deferred charges	43,598	43,773
Property, plant and equipment, net ($1,449,920 and $1,483,224 related to VIEs, respectively)	1,526,485	1,556,378
Construction-in-process ($159,612 and $120,853 related to VIEs, respectively)	408,939	306,709
Deferred financing and lease costs, net	5,186	3,923
Intangible assets, net	86,986	52,753
Goodwill	20,121	6,650
Total assets	$2,510,633	$2,461,569
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,827	$91,650
Short term revolving credit lines with banks (full recourse)	30,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	17,574	31,630
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	32,608	32,234
Other loans	21,495	21,495
Full recourse	10,673	12,242
Total current liabilities	214,177	189,251
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $8,528 and $9,177, respectively)	334,365	350,388
Other loans (less deferred financing costs of $5,957 and $6,409, respectively)	252,085	261,845
Full recourse:
Senior unsecured bonds (less deferred financing costs of $654 and $755, respectively)	203,678	203,577
Other loans (less deferred financing costs of $1,206 and $1,346, respectively)	52,742	57,063
Investment in an unconsolidated company in excess of accumulated losses	—	11,081
Liability associated with sale of tax benefits	48,810	54,662
Deferred lease income	53,036	54,561
Deferred income taxes	44,113	35,382
Liability for unrecognized tax benefits	6,015	5,738
Liabilities for severance pay	21,025	18,600
Asset retirement obligation	24,267	23,348
Other long-term liabilities	22,823	21,294
Total liabilities	1,277,136	1,286,790
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	5,898	4,772

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,910,280 and 49,667,340 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	875,591	869,463
Retained earnings	274,566	216,644
Accumulated other comprehensive income (loss)	(6,933)	(7,732)
Total stockholders' equity attributable to Company's stockholders	1,143,274	1,078,425
Noncontrolling interest	84,325	91,582
Total equity	1,227,599	1,170,007
Total liabilities, redeemable noncontrolling interest and equity	$2,510,633	$2,461,569

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$111,777	$104,001	$227,553	$211,869
Product	67,587	55,860	141,709	99,586
Total revenues	179,364	159,861	369,262	311,455
Cost of revenues:
Electricity	65,439	62,243	131,475	125,929
Product	43,432	31,822	92,884	55,857
Total cost of revenues	108,871	94,065	224,359	181,786
Gross profit	70,493	65,796	144,903	129,669
Operating expenses:
Research and development expenses	1,050	595	1,652	944
Selling and marketing expenses	4,090	3,668	8,453	7,343
General and administrative expenses	12,201	8,783	22,150	17,532
Write-off of unsuccessful exploration activities	—	863	—	1,420
Operating income	53,152	51,887	112,648	102,430
Other income (expense):
Interest income	362	245	606	565
Interest expense, net	(14,540)	(18,401)	(29,463)	(34,424)
Derivatives and foreign currency transaction gains (losses)	1,703	(4,332)	3,041	(2,370)
Income attributable to sale of tax benefits	4,356	4,519	10,513	8,917
Other non-operating income (expense), net	6	49	(86)	240
Income from continuing operations before income taxes and equity in losses of investees	45,039	33,967	97,259	75,358
Income tax (provision) benefit	(6,369)	(7,890)	(17,255)	(17,399)
Equity in losses of investees, net	(428)	(1,144)	(2,027)	(2,081)
Income from continuing operations	38,242	24,933	77,977	55,878
Net income attributable to noncontrolling interest	(3,206)	(584)	(7,629)	(2,258)
Net income attributable to the Company's stockholders	$35,036	$24,349	$70,348	$53,620
Comprehensive income:
Net income	38,242	24,933	77,977	55,878
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,461	—	1,539	—
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(916)	(1,987)	(347)	(5,166)
Loss in respect of derivative instruments designated for cash flow hedge	20	22	42	43
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(15)	(24)	(39)	(48)
Comprehensive income	38,792	22,944	79,172	50,707
Comprehensive income attributable to noncontrolling interest	(3,613)	(584)	(8,025)	(2,258)
Comprehensive income attributable to the Company's stockholders	$35,179	$22,360	$71,147	$48,449
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.70	$0.49	$1.41	$1.09
Diluted:
Net income	$0.69	$0.49	$1.39	$1.07
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,771	49,456	49,726	49,314
Diluted	50,624	50,137	50,559	49,977
Dividend per share declared	$0.08	$0.07	$0.25	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2015	49,107	$49	$849,223	$148,396	$(7,667)	$990,001	$93,873	$1,083,874

Stock-based compensation	—	—	1,659	—	—	1,659	—	1,659
Exercise of options by employees and directors	460	—	5,945	—	—	5,945	—	5,945
Cash paid to non controlling interest	—	—	—	—	—	—	(5,752)	(5,752)
Cash dividend declared, $0.38 per share	—	—	—	(18,998)	—	(18,998)	—	(18,998)
Net income	—	—	—	53,620	—	53,620	2,258	55,878
Other comprehensive income (loss), net of related taxes:
cash flow hedge (net of related tax of $25)	—	—	—	—	43	43	—	43
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(5,166)	(5,166)	—	(5,166)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $30)	—	—	—	—	(48)	(48)	—	(48)

Balance at June 30, 2016	49,567	$49	$856,827	$183,018	$(12,838)	$1,027,056	$90,379	$1,117,435

Balance at December 31, 2016	49,667	$50	$869,463	$216,644	$(7,732)	$1,078,425	$91,582	$1,170,007

Stock-based compensation	—	—	5,343	—	—	5,343	—	5,343
Exercise of options by employees and directors	243	—	785	—	—	785	—	785
Cash paid to noncontrolling interest	—	—	—	—	—	—	(14,594)	(14,594)
Cash dividend declared, $0.25 per share	—	—	—	(12,426)	—	(12,426)	—	(12,426)
Net income	—	—	—	70,348	—	70,348	6,941	77,289
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,143	1,143	396	1,539
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $26)	—	—	—	—	42	42	—	42
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(347)	(347)	—	(347)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	(39)	(39)	—	(39)

Balance at June 30, 2017	49,910	$50	$875,591	$274,566	$(6,933)	$1,143,274	$84,325	$1,227,599

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$77,977	$55,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,082	51,258
Amortization of premium from senior unsecured bonds	—	(154)
Accretion of asset retirement obligation	919	821
Stock-based compensation	5,343	1,659
Amortization of deferred lease income	(1,343)	(1,343)
Income attributable to sale of tax benefits, net of interest expense	(6,844)	(5,076)
Equity in losses of investees	2,027	2,081
Mark-to-market of derivative instruments	(2,462)	(162)
Write-off of unsuccessful exploration activities	—	1,420
Gain on severance pay fund asset	(1,537)	(253)
Deferred income tax provision	8,375	13,254
Liability for unrecognized tax benefits	277	(411)
Deferred lease revenues	(182)	169
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(625)	(10,206)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,703)	9,861
Inventories	(103)	1,384
Prepaid expenses and other	1,820	(11,007)
Deposits and other	652	(153)
Accounts payable and accrued expenses	(4,636)	1,808
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,056)	9,020
Liabilities for severance pay	2,425	(297)
Other long-term liabilities	(248)	22
Net cash provided by operating activities	114,158	119,573
Cash flows from investing activities:
Net change in restricted cash, cash equivalents and marketable securities	(15,248)	11,498
Capital expenditures	(116,015)	(67,779)
Investment in unconsolidated companies	(27,412)	—
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(35,300)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(130)	992
Net cash used in investing activities	(194,105)	(55,289)
Cash flows from financing activities:
Proceeds from exercise of options by employees	785	5,945
Proceeds from revolving credit lines with banks	437,500	134,500
Repayment of revolving credit lines with banks	(407,500)	(134,500)
Cash received from noncontrolling interest	2,017	1,972
Repayments of long-term debt	(33,177)	(31,386)
Cash paid to noncontrolling interest	(14,594)	(12,249)
Payments of capital leases	(751)	—
Deferred debt issuance costs	(3,731)	(2,931)
Cash dividends paid	(12,426)	(18,998)
Net cash provided by (used in) financing activities	(31,877)	(57,647)
Net change in cash and cash equivalents	(111,824)	6,637
Cash and cash equivalents at beginning of period	230,214	185,919
Cash and cash equivalents at end of period	$118,390	$192,556
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$2,338	$(6,956)
Accrued liabilities related to financing activities	$—	$6,128

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2017, the consolidated results of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2017 and 2016 and the consolidated cash flows for the six-month periods ended June 30, 2017 and 2016.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month period ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Entry into a Material Definitive Agreement.

During the second quarter of 2017, ONGP LLC (“ONGP”), one of the Company’s wholly-owned subsidiaries, entered into a Power Purchase Agreement (“PPA”) with Southern California Public Power Authority (“SCPPA”), pursuant to which ONGP will sell, and SCPPA will purchase, geothermal power generated by a portfolio of nine different geothermal power plants, owned by the Company and located in the US. The parties’ obligations under the PPA are based on a geothermal power generation capacity of 150 MW, and, pursuant to the PPA, ONGP is required to deliver a minimum of 135 MW and is entitled to deliver a maximum of 185 MW to SCPPA over the next five years. The portfolio PPA is for a term of approximately 26 years, expiring in December 31, 2043 and has a fixed price of $75.50 per MWh.

Assertion of permanent reinvestment of foreign unremitted earnings in a subsidiary

During the second quarter of 2017, in conjunction with the final approval of the SCPPA PPA which will require the Company to make significant capital expenditures in the U.S., the fact that the Company is currently looking for acquisitions in the U.S, and the acquisition of Viridity for a price of $35.3 million with two additional earn-out payments expected to be made in 2018 and 2021, the Company has re-evaluated its position with respect to a portion of the unrepatriated earnings of Ormat Systems (“OSL”), its fully owned Subsidiary in Israel, and after consideration of the aforementioned change in facts, determined that it can no longer maintain the permanent reinvestment position with respect to a portion of OSL unrepatriated earnings which will be repatriated to support the Company’s capital expenditures in the U.S. Accordingly, and as further described in Note 11, the permanent reinvestment assertion of foreign unremitted earnings of OSL was reassessed and removed and the related deferred tax assets and liabilities as well as the estimated withholding taxes on expected remittance of OSL earnings to the U.S. were recorded by the Company in the second quarter of 2017 .

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Using proprietary software and solutions, Viridity serves primarily retail energy providers, utilities, and large commercial and industrial customers. Viridity’s offerings enable its customers to optimize and monetize their energy management, demand response and storage facilities potential by interacting on their behalf with regional transmission organizations and independent system operators.

The Company accounted for the transaction in accordance with Accounting Standard Codification 805, Business Combinations, and consequently recorded intangible assets of $34.7 million primarily relating to Viridity’s storage and non-storage activities with a weighted-average amortization period of 17 years, approximately $0.4 million of working capital and fixed assets, and $13.9 million of goodwill. Following the transaction, the Company consolidated Viridity, in accordance with Accounting Standard Codification 810, Consolidation. The acquisition will enable the Company to enter the growing energy storage and demand response markets and expand its market presence.

The revenues of Viridity for the period from March 15, 2017 to June 30, 2017 were included in the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017.

Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Other comprehensive income

For the six months ended June 30, 2017 and 2016, the Company classified $3,000 and $5,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $5,000 and $10,000, respectively, were recorded to reduce interest expense and $2,000 and $5,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended June 30, 2017 and 2016, the Company classified $1,000 and $2,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $3,000 and $6,000 respectively, was recorded to reduce interest expense and $1,000 and $4,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in Other comprehensive income as of June 30, 2017, is $0.6 million

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2017. Write-offs of unsuccessful exploration activities for the three and six months ended 2016 were $0.9 million and $1.4 million, respectively. The write-offs of exploration costs in 2016 were related to the Company’s exploration activities in Nevada and Chile, which the Company determined would not support commercial operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2017 and December 31, 2016, the Company had deposits totaling $31.3 million and $72.5 million, respectively, in seven U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2017 and December 31, 2016, the Company’s deposits in foreign countries amounted to approximately $99.9 million and $166.2 million, respectively.

At June 30, 2017 and December 31, 2016, accounts receivable related to operations in foreign countries amounted to approximately $53.5 million and $53.3 million, respectively. At June 30, 2017 and December 31, 2016, accounts receivable from the Company’s primary customers amounted to approximately 55% and 60% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 16.7% and 19.1% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 17.8% and 21.1% for the six months ended June 30, 2017 and 2016, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 15.4% and 17.1% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 14.8% and 17.2% of the Company’s total revenues for the six months ended June 30, 2017 and 2016, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Southern California Public Power Authority (“SCPPA”) accounted for 8.7% and 10.4% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 8.9% and 11.2% of the Company’s total revenues for the six months ended June 30, 2017 and 2016, respectively.

Hyundai (Sarulla geothermal power project) accounted for 4.9% and 8.6% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 6.3% and 9.0% for the six months ended June 30, 2017 and 2016, respectively.

The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2017

Improvement to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Improvement to Employee Share-Based Payment Accounting, an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replaced previous guidance, which required tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It also eliminated the need to maintain a “windfall pool,” and removed the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance also changed the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Previously, windfalls were classified as financing activities. This guidance affects the dilutive effects in earnings per share, as there will no longer be excess tax benefits recognized in additional paid in capital. Previously those excess tax benefits were included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies are able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

New accounting pronouncements effective in future periods

Intangibles –Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this Update require the entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This Update, eliminated Step 2 from the goodwill impairment test under the current guidance. Step 2 measures a goodwill impairment loss by comparing the implied fair value of reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this Update should be applied on a prospective basis. An entity is also required to disclose the nature of and the reason for the change in accounting principal upon transition. That disclosure should be provided in the first annual period and the interim period within the first annual period when the entity initially adopts the amendments in this Update. The amendments in this Update are effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements.

Compensation - Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update require that an entity should account for the effects of a modification unless all of the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this Update. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements.

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

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606, which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also prescribes additional financial presentations and disclosures. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted no earlier than 2017 for calendar fiscal year entities. The Company expects the adoption of this standard to have an immaterial impact, if any, on its Electricity segment as it accounts for its PPA’s under ASC 840, Leases. The Company is still evaluating the potential impact of the adoption of the standard on its Product segment, however, it believes that such impact, if any, will be immaterial.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$11,486	$5,429
Self-manufactured assembly parts and finished products	7,083	6,571
Total	$18,569	$12,000

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Sarulla	$13,957	$(11,081)

The Sarulla Project

The Company holds a 12.75% equity interest in a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia with an expected generating capacity of approximately 330 MW. The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and is owned and operated by the consortium members under the framework of a Joint Operating Contract (“JOC”) and Energy Sales Contract (“ESC”) that were both signed on April 4, 2013. Under the JOC, PT Pertamina Geothermal Energy (“PGE”), the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the ESC, PT PLN, the state electric utility, is the off-taker at Sarulla for a period of 30 years. In addition to its equity interest in the consortium, the Company designed the Sarulla power plant and supplies its Ormat Energy Converters (“OECs”) to the power plant pursuant to a supply agreement (the “Supply Agreement”) that was signed in October 2013, as further described below.

The project is being constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of the power plant commenced commercial operation on March 17, 2017 and is performing well, demonstrating its ability to produce geothermal power in excess of its design capacity. Construction of the second phase of the power plant is nearing completion and site pre-commissioning activities have commenced. The Company expects that the second phase of the power plant will commence geothermal power production within three months. Formal testing and commercial operation under the PPA is expected to occur in the fourth quarter of 2017. Engineering, procurement and construction work for the third phase of the power plant is in progress and most of the equipment manufactured by the Company for the third phase of the power plant has already been delivered. The Company has achieved all of its contractual milestones under the Supply Agreement. Drilling for the second and third phases of the power plant is ongoing and the project has achieved to date, based on preliminary estimates, 100% of the required injection capacity and approximately 90% of the required production capacity.

On May 16, 2014, the consortium closed $1.17 billion in financing for the development of the Sarulla project with a consortium of lenders comprised of Japan Bank for International Cooperation (“JBIC”), the Asian Development Bank and six commercial banks and obtained construction and term loans on a limited recourse basis backed by a political risk guarantee from JBIC. Of the $1.17 billion, $0.1 billion (which was drawn down by the Sarulla project company on May 23, 2014) bears interest at a fixed rate and $1.07 billion bears interest at a rate linked to LIBOR. The project has missed several milestones under the financing documents, but, in each case, has either already received, or expects to receive in the near future, waivers from the lenders. The project experienced delays in field development and cost overruns resulting from delays and excess drilling costs. Due to the cost overruns in drilling, the lenders may request that the project sponsors contribute additional equity to the project.

The Sarulla consortium entered into interest rate swap agreements with various international banks, effective as of June 4, 2014, in order to fix the interest rate linked to LIBOR on up to $0.96 billion of the $1.07 billion portion of the financing arrangement subject to such interest rate at 3.4565%. The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, are recorded in other comprehensive income. During the three and six months ended June 30, 2017, the Sarulla project company recorded losses of $7.2 million and $2.7 million, respectively, net of deferred tax, of which the Company’s share was $0.9 million and $0.3 million, respectively. The Company’s share of such losses were recorded in other comprehensive income. During the three and six months ended June 30, 2016, the Sarulla project company recorded losses of $15.6 million and $40.5 million, respectively, net of deferred tax, of which the Company’s share was $2.0 million and $5.2 million, respectively. The Company’s share of such losses were recorded in other comprehensive income. The related accumulated loss recorded by the Company in other comprehensive income (loss) as of June 30, 2017 is $6.3 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company had added the $255.6 million Supply Agreement to its Product segment backlog in 2014. The Company started to recognize revenue from the project during the third quarter of 2014 and will complete the recognition revenue over the course of the year. The Company has eliminated the related intercompany profit of $14.1 million against equity in loss of investees.

During the three and six months ended June 30, 2017, the Company made additional equity investments in the Sarulla project of approximately $12.5 million and $27.4 million, respectively, and $39.3 million since inception.

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

The following table sets forth certain fair value information at June 30, 2017 and December 31, 2016 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2017
		Fair Value
	Carrying Value at June 30, 2017	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$17,378	$17,378	$17,378	$—	$—
Derivatives:
Put options on gas price (3)	251	251	—	251	—
Contingent receivable (1)	1,088	1,088	—	—	1,088
Currency forward contracts (2)	2,007	2,007	—	2,007	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(25,486)	(25,486)	—	—	(25,486)
Warrants (1)	(3,753)	(3,753)	—	—	(3,753)
Total, net	$(8,515)	$(8,515)	$17,378	$2,258	$(28,151)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

		December 31, 2016
		Fair Value
	Carrying Value at December 31, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$14,922	$14,922	$14,922	$—	$—
Derivatives:
Contingent receivable (1)	1,443	1,443	—	—	1,443
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(11,581)	(11,581)	—	—	(11,581)
Warrants (1)	(3,429)	(3,429)	—	—	(3,429)
Currency forward contracts (2)	(481)	(481)	—	(481)	—
Total, net	$874	$874	$14,922	$(481)	$(13,567)

(1)	These amounts relate to contingent receivables and payables relating to the Viridity acquisition and Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within Prepaid expenses and other, Accounts payable and accrued expenses and Other long-term liabilities on June 30, 2017 and within Prepaid expenses and other and Other long-term liabilities on December 31, 2016 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within Prepaid expenses and other and Accounts payable and accrued expenses on June 30, 2017 and December 31, 2016, in the consolidated balance sheet with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

(3)

These amounts relate to natural gas put options, valued primarily based on observable inputs, including spot prices on related commodity indices, and are included within Prepaid expenses and other on June 30, 2017 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

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

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended June 30,		Six Months Ended June 30,
hedging instruments	(loss)	2017	2016	2017	2016

Put options on natural gas price	Derivatives and foreign currency transaction gains (losses)	(48)	—	(241)	—
Call options on natural gas price	Derivatives and foreign currency transaction gains (losses)	—	(1,664)	—	(1,146)
Call and put options on oil price	Derivatives and foreign currency transaction gains (losses)	—	(899)	—	(1,542)
Contingent considerations	Derivative and foreign currency transaction gains (losses)	(45)	—	(95)	—
Currency forward contracts	Derivative and foreign currency and transaction gains (losses)	1,457	(1,349)	3,719	465
		$1,364	$(3,912)	$3,383	$(2,223)

In January 2017, the Company entered into Henry Hub Natural Gas Future contracts under which it has bought a number of put options covering a notional quantity of approximately 4.1 million British Thermal Units (“MMbtu”) with exercise prices of $3 and expiration dates ranging from January 26, 2017 until November 27, 2017 in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison. The Company paid an aggregate amount of approximately $0.7 million for these put options. The put option contracts have monthly expiration dates at which the options can be called and the transaction would be settled on a net cash basis.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The foregoing future and forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2017.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$12.5	$16.3	$11.8	$15.8
Olkaria III Loan - OPIC	247.8	253.4	237.6	246.6
Olkaria IV Loan - DEG 2	51.7	50.9	50.0	50.0
Amatitlan Loan	35.1	37.3	35.0	36.8
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	14.3	17.0	14.3	17.0
OrCal Geothermal Inc. ("OrCal")	33.8	37.4	32.1	35.2
OFC 2 LLC ("OFC 2")	245.1	249.0	238.9	247.2
Don A. Campbell 1 ("DAC1")	88.7	88.9	90.2	92.4
Senior Unsecured Bonds	203.3	200.1	204.3	204.3
Other long-term debt	8.9	10.4	9.7	11.2

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - DEG	$—	$—	$12.5	$12.5
Olkaria III - OPIC	—	—	247.8	247.8
Olkaria IV - DEG 2	—	—	51.7	51.7
Amatitlan Loan	—	35.1	—	35.1
Senior Secured Notes:
OFC	—	14.3	—	14.3
OrCal	—	—	33.8	33.8
OFC 2	—	—	245.1	245.1
Don A. Campbell 1 ("DAC1")	—	—	88.7	88.7
Senior Unsecured Bonds	—	—	203.3	203.3
Other long-term debt	—	1.7	7.2	8.9
Revolving lines of credit	—	30.0	—	30.0
Deposits	15.9	—	—	15.9

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$16.3	$16.3
Olkaria III Loan - OPIC	—	—	253.4	253.4
Olkaria IV - DEG 2			50.9	50.9
Amatitlan Loan	—	37.3	—	37.3
Senior Secured Notes:
OFC	—	17.0	—	17.0
OrCal	—	—	37.4	37.4
OFC 2	—	—	249.0	249.0
Don A. Campbell 1 ("DAC1")	—	—	88.9	88.9
Senior Unsecured Bonds	—	—	200.1	200.1
Other long-term debt	—	3.3	7.1	10.4
Deposits	14.4	—	—	14.4

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The 2012 Incentive Plan empowers the Board, in its discretion, to amend the 2012 Incentive Plan in certain respects. Consistent with this authority, in February 2014 the Board adopted and approved certain amendments to the 2012 Incentive Plan. The key amendments are as follows:

●     Increase of per grant limit: Section 15(a) of the 2012 Incentive Plan was amended to allow the grant of up to 400,000 shares of the Company’s common stock with respect to the initial grant of an equity award to newly hired executive officers in any calendar year; and

●     Acceleration of vesting: Section 15(l) of the 2012 Incentive Plan was amended to clarify the Company’s ability to provide in the applicable award agreement that part and/or all of the award will be accelerated upon the occurrence of certain predetermined events and/or conditions, such as a change in control (as defined in the 2012 Incentive Plan, as amended).

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Interest related to sale of tax benefits	$1,849	$2,846	$3,861	$3,704
Interest expense	14,146	15,863	28,321	31,488
Less — amount capitalized	(1,455)	(308)	(2,719)	(768)
	$14,540	$18,401	$29,463	$34,424

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Weighted average number of shares used in computation of basic earnings per share	49,771	49,456	49,726	49,314
Add:
Additional shares from the assumed exercise of employee stock options	853	681	833	663

Weighted average number of shares used in computation of diluted earnings per share	50,624	50,137	50,559	49,977

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 2,363 and 135,875 for the three months ended June 30, 2017 and 2016, respectively, and 2,430 and 224,116 for the six months ended June 30, 2017 and 2016, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2017:
Net revenue from external customers	$111,777	$67,587	$179,364
Intersegment revenue	—	16,565	16,565
Operating income	36,117	17,035	53,152
Segment assets at period end (1)	2,323,618	187,015	2,510,633

Three Months Ended June 30, 2016:
Net revenue from external customers	$104,001	$55,860	$159,861
Intersegment revenue	—	19,266	19,266
Operating income	32,814	19,073	51,887
Segment assets at period end	2,031,650	241,363	2,273,013

Six Months Ended June 30, 2017:
Net revenues from external customers	$227,553	$141,709	$369,262
Intersegment revenues	—	32,778	32,778
Operating income	77,015	35,633	112,648
Segment assets at period end (1)	2,323,618	187,015	2,510,633

Six Months Ended June 30, 2016:
Net revenues from external customers	$211,869	$99,586	$311,455
Intersegment revenues	—	21,206	21,206
Operating income	67,599	34,831	102,430
Segment assets at period end	2,031,650	241,363	2,273,013

(1)	Electricity segment assets include goodwill in the amount of $20.1 million

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Total segment revenue	$179,364	$159,861	$369,262	$311,455
Intersegment revenue	16,565	19,266	32,778	21,206
Elimination of intersegment revenue	(16,565)	(19,266)	(32,778)	(21,206)
Total consolidated revenue	$179,364	$159,861	$369,262	$311,455

Operating income:
Operating income	$53,152	$51,887	$112,648	$102,430
Interest income	362	245	606	565
Interest expense, net	(14,540)	(18,401)	(29,463)	(34,424)
Derivatives and foreign currency transaction gains (losses)	1,703	(4,332)	3,041	(2,370)
Income attributable to sale of tax benefits	4,356	4,519	10,513	8,917
Other non-operating income (expense), net	6	49	(86)	240
Total consolidated income before income taxes and equity in income of investees	$45,039	$33,967	$97,259	$75,358

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

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plaintiffs’ causes of action. On January 6, 2017, the court issued its order regarding several pending motions, including plaintiffs’ motion for partial summary judgment, defendants' motion for summary judgment, defendants' motion to exclude and defendants' motion for leave to file a sur-reply. The impact of the court’s January 6, 2017 order is to deny the plaintiffs’ sole remaining cause of action. No appeal by the plaintiffs is expected and the company considers this case to be effectively closed.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim against Ormat’s subsidiaries in the 27th Civil Court of Satiago, Chile on the basis of unjust enrichment. The claim requests that the court order Ormat to pay Aquavant $4.8 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. In response to various motions submitted by the defendants, including a motion describing preliminary procedural defenses, on August 16, 2016, and October 11, 2016, the 27th Civil Court issued a number of decisions, which were followed by a decision of May 26, 2017 by the Court of Appeals of Santiago. The outcome of these decisions is that the 11th Civil Court of Santiago was found to be the competent court and various of the preliminary procedural defenses are still pending. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants. On December 12, 2016, the federal district court granted plaintiffs’ motion for joinder of HELCO as a co-defendant, and the case, which had previously been removed to the U.S. District Court for the District of Hawaii, was remanded back to the Third Circuit Court. The amended complaint alleges that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On June 14, 2017, the Third Circuit Court denied HELCO’s motion to discuss the complaint against itself which it had filed On March 25, 2017. Discovery is underway. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing work at the Ormesa plant site on or around March 31, 2016. The plaintiffs and the deceased's employer’s insurer reached an out of court settlement that was approved by the US District Court, Southern District of California, and executed May 25, 2017. The case has been dismissed, without liability to the Company.

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

NOTE 11 — INCOME TAXES

As further described in Note 1 and in connection with the closing of the SCPPA PPA portfolio agreement, during the second quarter of 2017 the Company changed its assertion related to permanent reinvestment of foreign unremitted earnings in Ormat Systems, its Israeli fully owned subsidiary. Accordingly, a deferred tax liability in the amount of $110.5 million was recorded which represents the estimated tax impact of future repatriation of the unremitted foreign earning in Ormat Systems at the statutory U.S. tax rate of 35%. Additionally, the Company accrued $53.9 million for the estimated Israeli withholding taxes expected when Ormat Systems remits its earnings to the U.S. The Company also recorded a deferred tax asset in the amount of $109.6 million for foreign tax credits related to taxes already paid by Ormat Systems on such earnings in Israel.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. In prior periods and through March 31, 2017 the Company had maintained a valuation allowance against its net deferred tax asset balance in the US. As of March 31, 2017 such valuation allowance was $109.6 million. Based upon new available evidence of the Company’s ability to generate additional taxable income in the U.S. due to the closing of the SCPPA PPA portfolio and the Company’s permanent reinvestment of unremitted earnings assertion change with respect to Ormat Systems Ltd., $62.0 million of valuation allowance was released against the U.S. deferred tax assets, as it is more likely than not that the deferred tax assets will be utilized. However, the Company is maintaining a valuation allowance of $40.8 million against a portion of the U.S. foreign tax credits that are expected to expire before they can be utilized in future periods.  Additionally, the Company recorded a specific valuation allowance of $7 million attributable to current year projected activity as this will need to be held back and recognized throughout the year as current year income is earned for a total valuation allowance of $48 million as of June 30, 2017. This valuation allowance is based upon management’s estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes that the estimate is adequate. However, the amount of deferred tax asset considered realizable could change in the near term if estimates which require significant judgment of future taxable income during the carryforward period are increased or decreased.  Accordingly, the estimated valuation allowance is continually reviewed and as adjustments to the valuation allowance become necessary, such adjustments will be reflected in current earnings.

The Company’s effective tax rate for the three months ended June 30, 2017 and 2016 was 14.2% and 23.2%, respectively, and 17.7% and 23.1% for the six months ended June 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate of 35% for the six months ended June 30, 2017 due to: (i) a partial valuation allowance release against the Company’s U.S. deferred tax assets as described above in respect of net operating loss (“NOL”) carryforwards (see below) offset by withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras. The effect of the tax credit and tax exemption for the three months ended June 30, 2017 and 2016 was $0.8 million and $1.1 million, respectively, and for the six months ended June 30, 2017 and 2016 was 1.7 million and 2.3 million, respectively.

As described above, the Company is currently in a net deferred tax asset position with a partial valuation allowance against the Company’s foreign tax credits that are expected to expire before they can be utilized in future periods. As of December 31, 2016, the Company had U.S. Federal NOL carryforwards of approximately $299.6 million, which expire between 2029 and 2036, and state NOL carryforwards of approximately $244.7 million, which expire between 2018 and 2036 which are available to reduce future taxable income. The Company's investment tax credits (“ITCs”) in the amount of $0.7 million at December 31, 2016 are available for a 20-year period and expire between 2022 and 2024. The Company's production tax credits (“PTCs”) in the amount of $82.5 million at December 31, 2016 are available for a 20-year period and expire between 2026 and 2036. The Company also has offsetting deferred tax liabilities in the U.S.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The total amount of undistributed earnings of foreign subsidiaries related to Ormat Systems for income tax purposes was approximately $367 million at December 31, 2016. Although the Company plans to repatriate undistributed earnings related to Ormat Systems to support expected capital expenditure requirements in the U.S., based upon its plans to increase its operations outside of the U.S., it is the Company’s intention to reinvest undistributed earnings of its other foreign subsidiaries and thereby indefinitely postpone their remittance, given that the Company’s requires existing and future cash to fund the anticipated investment and development activities as well as debt service requirements in those jurisdictions. In addition, the Company believes that existing and anticipated cash flows as well as borrowing capacity in the U.S. and cash to be remitted to the U.S. from Ormat Systems will be sufficient to meet its needs in the U.S. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes with respect to its foreign subsidiaries, other than Ormat Systems, which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings in those other jurisdictions which is available for dividends are not practicably determinable. If plans change the Company may be required to accrue and pay U.S. taxes to repatriate these funds.

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the position for income taxes. Reserves are established to tax-related uncertainties based on estimates of whether, and the extent to which additional taxes will be due. As of June 30, 2017, the Company is unaware of any potentially significant uncertain tax positions for which a reserve has not been established.

As previously reported by the Company, the Kenya Revenue Authority (“KRA”) conducted an audit related to the Company’s operations in Kenya for fiscal years 2012 and 2013. On June 20, 2017, the Company has signed a Settlement Agreement with the KRA under which it paid approximately $2.6 million in principal for full settlement of all claims raised by the KRA during the audit. The principal amount that was paid in June 2017 was recorded as an addition to the cost of the power plants and is qualified for investment deduction at 150% under the terms of the Settlement Agreement. Additionally, as per the Settlement Agreement, the Company submitted a request for waiver on the applied interest in the amount of approximately $1.2 million, for which the Company recorded a provision to cover such a potential exposure.

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On August 3, 2017, the Board declared, approved and authorized payment of a quarterly dividend of $4.0 million ($0.08 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 15, 2017, payable on August 29, 2017.

ORIX transaction

On May 4, 2017, the Company announced that ORIX Corporation (“ORIX”) had entered into a definitive agreement with certain stockholders of the Company providing for the acquisition of approximately 11 million shares of the Company’s common stock, representing an approximately 22% ownership stake in the Company, from FIMI ENRG Limited Partnership, FIMI ENRG, L.P. (collectively, “FIMI”), Bronicki Investments, Ltd. (“Bronicki”), and certain senior members of the Company’s management team. Also on May 4, 2017, the Company announced that the Company and ORIX entered into certain related agreements, including a Governance Agreement, a Commercial Cooperation Agreement and a Registration Rights Agreement, following the unanimous recommendation of a Special Committee of the Board that was formed to evaluate and negotiate the stockholder arrangements proposed by ORIX, and following unanimous approval by the Board. The closing of the stock purchase transaction and the transactions contemplated by the related agreements between the Company and ORIX occurred on July 26, 2017.

Under the Governance Agreement, ORIX has the right to designate three persons to the Board, which was expanded to nine directors, and also propose a fourth person to be mutually agreed by the Company and ORIX to serve as a new independent director on the Board. In addition, for so long as ORIX is entitled to board representation pursuant to the Governance Agreement, ORIX will be subject to certain customary standstill restrictions, including an effective 25% cap on its voting rights. Pursuant to the Registration Rights Agreement, ORIX also has certain customary registration rights with respect to the shares of our common stock that it owns.

Under the Commercial Cooperation Agreement, the Company has exclusive rights to develop, own, operate and provide equipment for ORIX geothermal energy projects in all markets outside of Japan. In addition, the Company has certain rights to serve as technical partner and co-invest in ORIX geothermal energy projects in Japan. ORIX will also assist the Company in obtaining project financing for its geothermal energy projects from a variety of leading providers of renewable energy debt financing with which ORIX has relationships in Asia and around the world.

ORTP buyout

On March 30, 2017, the ORTP Flip Date occurred and on July 10, 2017, Ormat Nevada purchased all of the Class B membership units from JP Morgan for $2.35 million. As a result, Ormat Nevada is now the sole owner of all controlling voting interests in ORTP and continues to consolidate ORTP in its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and “Notes to Condensed Consolidated Financial Statements”, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q completely and with the understanding that actual future results and developments may be materially different from what we expect attributable to a number of risks and uncertainties, many of which are beyond our control.

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

●

political, legal, regulatory, governmental, administrative and economic conditions and developments in the U.S. and other countries in which we operate and, in particular, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, public policies and government incentives that support renewable energy and enhance the economic feasibility of our projects at the federal and state level in the U.S. and elsewhere, and carbon-related legislation;

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

Investors are cautioned that these forward-looking statements are inherently uncertain. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein. Other than as required by law, we undertake no obligation to update forward-looking statements even though our situation may change in the future. Given these risks and uncertainties, readers are cautioned not to place un-attributable reliance on such forward-looking statements.

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while we have built all of our recovered energy-based plants. We currently conduct our business activities in two business segments:

●

The Electricity segment — in this segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the U.S. and geothermal power plants in other countries around the world, and sell the electricity they generate; in this segment, we also provide related services and derive revenues from activity in the demand response and storage markets as described below; and

●

The Product segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, and remote power units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants and in the future, other power generating units such as Solar PV and energy storage.

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

Both our Electricity segment and Product segment operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal power plants in the U.S., Guatemala, Kenya, Guadeloupe and Indonesia, as well as recovered energy generation power plants in the U.S.

For the six months ended June 30, 2017, our total revenues increased by 18.6% (from $311.5 million to $369.3 million) over the corresponding period in 2016.

For the six months ended June 30, 2017, Electricity segment revenues were $227.6 million, compared to $211.9 million for the six months ended June 30, 2016, an increase of 7.4% from the prior year period. Product segment revenues for the six months ended June 30, 2017 were $141.7 million, compared to $99.6 million during the six months ended June 30, 2016, an increase of 42.3% from the prior year period.

During the six months ended June 30, 2017 and 2016, our consolidated power plants generated 2,759,218 megawatt hours (“MWh”) and 2,698,265 MWh, respectively, an increase of 2.3%.

For the six months ended June 30, 2017, our Electricity segment generated approximately 61.6% of our total revenues, while our Product segment generated approximately 38.4% of our total revenues. For the six months ended June 30, 2016, our Electricity segment generated approximately 68.0% of our total revenues, while our Product segment generated approximately 32.0% of our total revenues.

For the six months ended June 30, 2017, approximately 85.7% of our Electricity segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

the energy rates under the PPAs in California for each of the Ormesa complex, Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex, a total of approximately 90 MW, change primarily based on fluctuations in natural gas prices; and

●	the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily attributable to variations in the price of oil as well as other commodities.

We recently reduced our economic exposure to fluctuations in the price of oil and natural gas from February 2017 until December 2017, and before that we reduced our economic exposure to fluctuations in the price of natural gas from March 31, 2015 and from June 1, 2015 until December 31, 2015 and from February 3, 2016 until December 29, 2016 by entering into derivatives transactions. For the six months ended June 30, 2017, we recorded a net loss of $0.2 million under Derivatives and foreign currency transaction gains.

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

Recent Developments

The most significant developments in our company and business since January 1, 2017 are described below:

●

On June 1, 2017, we announced that Southern California Public Power Authority (“SCPPA”) received the final necessary approval from the City of Los Angeles, enabling SCPPA to execute the power purchase agreement, dated as of October 20, 2016 (the “Portfolio PPA”), between ONGP LLC, our wholly owned subsidiary, and SCPPA. Under the Portfolio PPA, SCPPA will purchase 150 MW of power generated by a portfolio of our new and existing geothermal power plants. SCPPA will resell all power purchased under the Portfolio PPA to the Los Angeles Department of Water and Power. Energy deliveries under the Portfolio PPA are expected to start in the fourth quarter of 2017 and the entire portfolio of geothermal power plants is expected to be on line by the end of 2022. The Portfolio PPA contract capacity is 150 MW, with a minimum delivery requirement of 135 MW and a permitted maximum delivery of 185 MW. The Portfolio PPA is for a term of approximately 26 years, expiring in December 31, 2043, and has a fixed price of $75.50 per MWh.

The Portfolio PPA covers nine primary geothermal power plants, including new projects currently under construction or development by us, as well as existing geothermal power plants that will commence energy deliveries to SCPPA once their current PPAs terminate. The Portfolio PPA also covers sixteen secondary facilities that could be used to replace or supplement the primary facilities.

●

On July 26, 2017, we announced that ORIX Corporation (“ORIX”) closed its acquisition of approximately 11 million shares of our common stock, representing an approximately 22%  ownership stake in the Company,   from FIMI ENRG Limited Partnership, FIMI ENRG, L.P., Bronicki Investments, Ltd. and certain senior members of our management team pursuant to a stock purchase agreement entered into by ORIX and the selling stockholders on May 4, 2017. In connection with the acquisition, on May 4, 2017, we entered into certain related agreements with ORIX, including a Governance Agreement, a Commercial Cooperation Agreement and a Registration Rights Agreement, following the unanimous recommendation of a Special Committee of the Board that was formed to evaluate and negotiate the stockholder arrangements proposed by ORIX, and following unanimous approval by the Board. The closing of the transactions contemplated by the related agreements between ORIX and the Company also occurred on July 26, 2017.

Under the Governance Agreement, ORIX has the right to designate three persons to the Board, which was expanded to nine directors, and also propose a fourth person to be mutually agreed by the Company and ORIX to serve as a new independent director on the Board. In addition, for so long as ORIX is entitled to board representation pursuant to the Governance Agreement, ORIX will be subject to certain customary standstill restrictions, including an effective 25% cap on its voting rights. Pursuant to the Registration Rights Agreement, ORIX also has certain customary registration rights with respect to the shares of our common stock that it owns.

Under the Commercial Cooperation Agreement, the Company has exclusive rights to develop, own, operate and provide equipment for ORIX geothermal energy projects in all markets outside of Japan. In addition, the Company has certain rights to serve as technical partner and co-invest in ORIX geothermal energy projects in Japan. ORIX will also assist the Company in obtaining project financing for its geothermal energy projects from a variety of leading providers of renewable energy debt financing with which ORIX has relationships in Asia and around the world.

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

●

On March 21, 2017, we announced that the first phase of the Sarulla geothermal power plant, one of the world’s largest geothermal power plants, located in Indonesia’s North Sumatra, commenced commercial operation. The approximately 110 MW power plant, which combines flash and binary technologies to provide a high efficiency power plant and 100% reinjection of the exploited geothermal fluid, is operated by Sarulla Operations Ltd. We provided the conceptual design of the geothermal combined cycle unit power plant and supplied our Ormat Energy Converters (“OECs”), while Toshiba supplied the geothermal steam turbines and generators for the flash systems.

●	In February 2017, we began construction to expand the Olkaria III complex in Kenya by an additional 10 MW and increase the complex’s generating capacity to up to 150 MW during 2018.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties that are from time to time also subject to market cycles:

●

There has been increased demand for energy generated from geothermal and other renewable resources in the U.S. as costs for electricity generated from renewable resources have become more competitive. Much of this is attributable to legislative and regulatory requirements and incentives, such as state renewable portfolio standard (“RPS”) and federal tax credits such as production tax credits (“PTCs”) or investment tax credits (“ITCs”) (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below). We believe that future demand for energy generated from geothermal and other renewable resources in the U.S. will be driven primarily by further commitment and implementation of state RPS and greenhouse gas initiatives.

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

●

We expect to continue to generate the majority of our revenues from our Electricity segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. We also intend to continue to pursue opportunities, as they arise in our recovered energy business, in the Solar PV sector, in the energy storage market and in other forms of clean energy. In addition, pursuant to our strategic plan, we acquired a business that operates in the demand response and energy storage markets and that generates revenues primarily from software license fees and the provisions of services. We are also pursuing PPAs with enterprises that will increase our potential customer base.

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

●

In the Electricity segment, we expect intense domestic competition from the solar and wind power generation industries to continue and increase. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contract as well as any further decline in natural gas prices attributable to increased production which can affect the market price for electricity may contribute to a reduction in electricity prices. However, despite increased competition from the solar and wind power generation industries, we believe that base load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources. Also, we believe that geothermal power plants can positively impact electrical grid stability and provide valuable ancillary services because of their base load nature. In the geothermal industry, attributable to reduced competition for geothermal leases, we have experienced a decrease in the upfront fee required to secure geothermal leases.

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

●

The pricing under our PPAs for the Ormesa, Mammoth and Heber complexes for a total of 161 MW were variable rate based on short run avoided cost (“SRAC”) pricing that is impacted by natural gas prices. However, in 2013 and December 2015, we signed new fixed rate PPAs that reduced our current exposure to SRAC by 18 MW and 53 MW, respectively. We also recently signed a fixed rate PPA that will reduce our exposure in November 2017 by an additional 40 MW. In addition, to further reduce our exposure to natural gas prices, we enter, from time to time, into derivative transactions. In February 2016, we sold call options for total proceeds of $1.9 million at a fixed price of $2.00 per million British Thermal Units (MMbtu) to reduce our exposure to SRAC in the period from February 3, 2016 until December 29, 2016. In January 2017 we acquired put options at a strike price of $3 to hedge our exposure to decreasing natural gas prices to below $3 per MMbtu.

●	The amounts that we are paid under our PPAs for electricity, capacity and other energy attributes vary for a number of reasons, including:

o	market conditions when the PPA is signed;

o	the competitive environment in the power market where the power plant is located and the power and other energy attributes are sold; and

o	in the case of contracts described in the prior bullets with variable pricing components, current oil and natural gas prices.

This means, among other things, that the average price per MWh, which is one of the metrics some investors may use to evaluate power plant revenues is an average price per MWh that can fluctuate from period to period. Based on total Electricity segment revenues, we earned, on average, $83.9 and $80.0 per MWh in the three months ended June 30, 2017 and 2016, respectively. Oil and natural gas prices, together with other factors that affect our Electricity segment revenues, could cause changes in our average rate per MWh in the future.

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

●

The 330 MW Sarulla project was released for construction, and we began to recognize our first Product segment revenues under the supply contract we signed with the EPC contractor in the quarter ended September 30, 2014. In addition, attributable to the recent commencement of operation of the first phase of the project, we expect to generate income from our 12.75% equity investment in the Sarulla consortium. The Sarulla project’s future operations may be impacted by the status of development, various factors which we do not control given our minority position in the consortium, as well as other factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

●

A Turkish sub-contractor provides us with certain local equipment for renewable energy based generating facilities to help us meet our obligations under certain supply agreements in Turkey. The use of local equipment in renewable energy based generating facilities in Turkey entitles such facilities to certain benefits under Turkish law, provided such facilities have obtained a renewable energy resource (RER) certificate from the Energy Market Regulatory Authority (EMRA), which requires the issuance of a local certificate. If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued a RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit.

●

The Federal Energy Regulatory Commission (FERC) is allowed under the Public Utility Regulatory Policies Act, as amended (PURPA) to terminate, upon the request of a utility, the obligation of the utility to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. FERC has granted the California investor owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

●

The Trump Administration has expressed skepticism regarding climate change. The final outcome of this Administration’s policies and efforts regarding climate change and resulting effects to the geothermal industry remain uncertain.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation; and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 85.7% of our Electricity revenues for the six months ended June 30, 2017 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our SO#4 PPAs totaling approximately 90 MWs in California are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil as well as other commodities. Accordingly, our revenues from those power plants may fluctuate.

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

Revenues attributable to our Product segment fluctuate between periods, primarily based on our ability to receive customer orders, the status and timing of such orders, delivery of raw materials and the completion of manufacturing. Larger customer orders for our products are typically the result of our sales efforts, our participation in, and winning of, tenders or requests for proposals issued by potential customers in connection with projects they are developing as well as returning customers. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product segment fluctuate (sometimes, extensively) from period to period.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues:
Electricity	$111,777	$104,001	$227,553	$211,869	62.3%	65.1%	61.6%	68.0%
Product	67,587	55,860	141,709	99,586	37.7	34.9	38.4	32.0
Total	$179,364	$159,861	$369,262	$311,455	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product segments for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Electricity Segment:
United States	$71,930	$69,037	$147,826	$142,845	64.4%	66.4%	65.0%	67.4%
Foreign	39,847	34,964	79,727	69,024	35.6	33.6	35.0	32.6
Total	$111,777	$104,001	$227,553	$211,869	100%	100%	100%	100%

Product Segment:
United States	$—	$1,858	$675	$6,373	0.0%	3.3%	0.5%	6.4%
Foreign	67,587	54,002	141,034	93,213	100.0	96.7	99.5	93.6
Total	$67,587	$55,860	$141,709	$99,586	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 85% and 107% higher than our Electricity segment foreign revenues for the six months ended June 30, 2017 and 2016, respectively, and approximately 81% and 97% higher for the three months ended June 30, 2017 and 2016, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were more than 90% of our total Product segment revenues for the three and six months ended six months ended June 30, 2017 and 2016. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $86 million and $112 million, respectively, for the six months ended June 30, 2017 and 2016 and by approximately $44 million and $48 million for the three months ended June 30, 2017 and 2016, respectively, (primarily foreign) Product segment revenues resulted in higher pre-tax income from foreign operations for both of those periods.

Seasonality

The prices paid for the electricity generated by some of our domestic power plants pursuant to our PPAs are subject to seasonal variations. The prices (primarily for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas & Electric in California for the Heber 2 power plant in the Heber complex, the Mammoth complex, the Ormesa complex, and the North Brawley power plant are higher in the months of June through September. As a result, we receive, and expect to continue to receive in the future, higher revenues from these power plants and complexes during such months. In the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity revenues. The higher payments payable by Southern California Edison and Pacific Gas & Electric Company in the summer months offset the negative impact on our revenues from lower generation in the summer attributable to the higher ambient temperature.

        Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 3.9% of Electricity segment revenues for both the six months ended June 30, 2017 and June 30, 2016, respectively, and approximately 4.0% and 3.7% of Electricity segment revenues for the three months ended June 30, 2017 and June 30, 2016, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased to $118.4 million as of June 30, 2017 from $230.2 million as of December 31, 2016. This decrease was primarily attributable to: (i) our use of $116.0 million to fund capital expenditures (ii) $35.3 million net cash paid for the acquisition of substantially all the business and assets of VEI; (iii) a net change in restricted cash and cash equivalents of $15.2 million; (iv) an investment in unconsolidated company of $27.4 million; (v) net repayment of $33.2 million of long-term debt; (vi) $14.6 million cash paid to non-controlling interests; and (vii) a $12.4 million cash dividend paid. This decrease was partially offset by: (i) $114.2 million derived from operating activities during the six months ended June 30, 2017; and (ii) net proceeds of $30.0 million from our revolving credit lines with commercial banks. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of June 30, 2017 was $468.0 million, as described below under “Liquidity and Capital Resources”. As of June 30, 2017, we have utilized $334.8 million of our corporate borrowing capacity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$111,777	$104,001	$227,553	$211,869
Product	67,587	55,860	141,709	99,586
	179,364	159,861	369,262	311,455
Cost of revenues:
Electricity	65,439	62,243	131,475	125,929
Product	43,432	31,822	92,884	55,857
	108,871	94,065	224,359	181,786
Gross profit
Electricity	46,338	41,758	96,078	85,940
Product	24,155	24,038	48,825	43,729
	70,493	65,796	144,903	129,669
Operating expenses:
Research and development expenses	1,050	595	1,652	944
Selling and marketing expenses	4,090	3,668	8,453	7,343
General and administrative expenses	12,201	8,783	22,150	17,532
Write-off of unsuccessful exploration activities	—	863	—	1,420
Operating income	53,152	51,887	112,648	102,430
Other income (expense):
Interest income	362	245	606	565
Interest expense, net	(14,540)	(18,401)	(29,463)	(34,424)
Derivatives and foreign currency transaction gains (losses)	1,703	(4,332)	3,041	(2,370)
Income attributable to sale of tax benefits	4,356	4,519	10,513	8,917
Other non-operating income (expense), net	6	49	(86)	240
Income from continuing operations before income taxes and equity in losses of investees	45,039	33,967	97,259	75,358
Income tax (provision) benefit	(6,369)	(7,890)	(17,255)	(17,399)
Equity in losses of investees, net	(428)	(1,144)	(2,027)	(2,081)
Net income	38,242	24,933	77,977	55,878
Net income attributable to noncontrolling interest	(3,206)	(584)	(7,629)	(2,258)
Net income attributable to the Company's stockholders	$35,036	$24,349	$70,348	$53,620
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.70	$0.49	$1.41	$1.09
Diluted:
Net income	$0.69	$0.49	$1.39	$1.07
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,771	49,456	49,726	49,314
Diluted	50,624	50,137	50,559	49,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statements of Operations Data:
Revenues:
Electricity	62.3%	65.1%	61.6%	68.0%
Product	37.7	34.9	38.4	32.0
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	58.5	59.8	57.8	59.4
Product	64.3	57.0	65.5	56.1
	60.7	58.8	60.8	58.4
Gross profit
Electricity	41.5	40.2	42.2	40.6
Product	35.7	43.0	34.5	43.9
	39.3	41.2	39.2	41.6
Operating expenses:
Research and development expenses	0.6	0.4	0.4	0.3
Selling and marketing expenses	2.3	2.3	2.3	2.4
General and administrative expenses	6.8	5.5	6.0	5.6
Write-off of unsuccessful exploration activities	0.0	0.5	0.0	0.5
Operating income	29.6	32.5	30.5	32.9
Other income (expense):
Interest income	0.2	0.2	0.2	0.2
Interest expense, net	(8.1)	(11.5)	(8.0)	(11.1)
Derivatives and foreign currency transaction gains (losses)	0.9	(2.7)	0.8	(0.8)
Income attributable to sale of tax benefits	2.4	2.8	2.8	2.9
Other non-operating income (expense), net	0.0	0.0	(0.0)	0.1
Income from continuing operations before income taxes and equity in losses of investees	25.1	21.2	26.3	24.2
Income tax provision	(3.6)	(4.9)	(4.7)	(5.6)
Equity in losses of investees, net	(0.2)	(0.7)	(0.5)	(0.7)
Net income	21.3	15.6	21.1	17.9
Net income attributable to noncontrolling interest	(1.8)	(0.4)	(2.1)	(0.7)
Net income attributable to the Company's stockholders	19.5%	15.2%	19.1%	17.2%

Comparison of the Three Months Ended June 30, 2017 and the Three Months Ended June 30, 2016

Total Revenues

Total revenues for the three months ended June 30, 2017 were $179.4 million, compared to $159.9 million for the three months ended June 30, 2016, which represented a 12.2% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 7.5% and 21.0%, respectively, compared to the corresponding period in 2016.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2017 were $111.8 million, compared to $104.0 million for the three months ended June 30, 2016, representing a 7.5% increase from the prior period. This increase was primarily attributable to: (i) the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016, with revenues of $5.0 million for the three months ended June 30, 2017; and (ii) an increase in generation at our Puna power plant attributable to the successful improvement of the resource performance.

Power generation in our power plants increased by 2.4% from 1,300,318 MWh in the three months ended June 30, 2016 to 1,331,514 MWh in the three months ended June 30, 2017 primarily because of the increase in generation at our Puna power plant attributable to higher performance and the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016, as discussed above.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2017 were $67.6 million, compared to $55.9 million for the three months ended June 30, 2016, which represented a 21.0% increase. The increase in our Product segment revenues was primarily attributable to revenue recognition of $46 million in the second quarter 2017 for projects in Turkey that started this year, partially offset by other projects in Turkey, which were completed during 2016. The increase was also partially offset by a decrease in revenues from our geothermal project in Chile which is close to completion, and attributable to timing of revenue recognition and a different product mix.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2017 was $108.9 million, compared to $94.1 million for the three months ended June 30, 2016, which represented a 15.7% increase. This increase was attributable to an increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2017 increased to 60.7% from 58.8% for the three months ended June 30, 2016. This increase was attributable to an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2017 was $65.4 million, compared to $62.2 million for the three months ended June 30, 2016. This slight increase was primarily attributable to additional cost of revenues from the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2017 was 58.5%, compared to 59.8% for the three months ended June 30, 2016. This decrease was primarily attributable to higher efficiency in some of our operating power plants.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2017 was $43.4 million, compared to $31.8 million for the three months ended June 30, 2016, which represented a 36.5% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended June 30, 2017 was 64.3%, compared to 57.0% for the three months ended June 30, 2016. This increase was primarily attributable to additional costs associated with our project in Chile, as well as a different product mix and different margins in the various sales contracts we entered into for the Product segment during these periods.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2017 were $1.1 million, compared to $0.6 million for the three months ended June 30, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2017 were $4.1 million, compared to $3.7 million for the three months ended June 30, 2016. Selling and marketing expenses for the three months ended June 30, 2017 and 2016 constituted 2.3% of total revenues for such periods.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2017 were $12.2 million, compared to $8.8 million for the three months ended June 30, 2016. The increase was primarily attributable to $2.1 million charge for stock-based compensation expense associated with the acceleration of the vesting period of the stock options previously held by our CEO and CFO and exercised in connection with the ORIX transaction described above; and $0.9 million costs associated with the ORIX transaction and our M&A activities. General and administrative expenses for the three months ended June 30, 2017, excluding the one-time charge of $2.1 million described immediately above constituted 5.6% of total revenues for such period, compared to 5.6% for the three months ended June 30, 2016.

Operating Income

Operating income for the three months ended June 30, 2017 was $53.2 million, compared to $51.9 million for the three months ended June 30, 2016, which represented a 2.4% increase. The increase in operating income was primarily attributable to an increase in gross margin in our Electricity segment primarily attributable to an increase in Electricity segment revenues, partially offset by an increase in general and administrative expenses, in each case, as discussed above. Operating income attributable to our Electricity segment for the three months ended June 30, 2017 was $36.1 million, compared to $32.8 million for the three months ended June 30, 2016. Operating income attributable to our Product segment for the three months ended June 30, 2017 was $17.0 million, compared to $19.1 million for the three months ended June 30, 2016.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2017 was $14.5 million, compared to $18.4 million for the three months ended June 30, 2016. This decrease was primarily attributable to: (i) the repayment, in September 2016, of $250 million of our senior unsecured bonds which bore interest at a fixed rate of 7% per annum, through the issuance of $67 million and $137 million, respectively, of two new series of senior unsecured bonds, which bear interest at an interest rate of 3.7% and 4.45%, respectively;(ii) lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (iii) a $1.1 million decrease related to an increase in interest capitalized to projects, partially offset by the December 2016 issuance of senior secured notes issued by our subsidiary that owns the Don A. Campbell 1 power plant.

Derivatives and foreign Currency Transaction Gains

Derivatives and foreign currency transaction gains for the three months ended June 30, 2017 were $1.7 million, compared to losses of $4.3 million for the three months ended June 30, 2016. Derivatives and foreign currency transaction gains for the three months ended June 30, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the three months ended June 30, 2016 were primarily attributable to $2.5 million in losses from future contracts entered into to reduce our economic exposure to fluctuations in prices of natural gas and oil under our SO#4 and Puna PPA’s which were not accounted for as hedge transactions, and $1.3 million in losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction”, “ORTP Transaction” and “Opal Transaction”) for the three months ended June 30, 2017 was $4.4 million, compared to $4.5 million for the three months ended June 30, 2016. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo (as defined below) and ORTP and allocated to the investors in the three months ended June 30, 2017 compared to the value of PTCs and taxable income or loss generated by ORTP and OPC and allocated to the investors in the three months ended June 30, 2016.

Income Taxes

Income tax provision for the three months ended June 30, 2017 was $6.4 million, compared to $7.9 million for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 and June 30, 2016, was 14.2% and 23.2%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended June 30, 2017 is lower than the 35% U.S. federal statutory tax rate (i) a partial valuation allowance release against the Company’s U.S. deferred tax assets as described above offset by withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in losses of investees, net

    Equity in losses of investees, net for the three months ended June 30, 2017 was $0.4 million, compared to $1.1 million for the three months ended June 30, 2016. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended June 30, 2017 was $38.2 million, compared to $24.9 million for the three months ended June 30, 2016, which represents an increase of $13.3 million. This increase in net income was primarily attributable to an increase of $6.0 million in derivatives and foreign currency transaction gains, a $3.9 million decrease in interest expense, net, and a decrease in income tax provision of $1.5 million, all as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended June 30, 2017 was $35.0 million, compared to $24.3 million for the three months ended June 30, 2016, which represents an increase of $10.7 million. This increase in net income attributable to the Company’s stockholders was primarily attributable to the increase in net income of $13.3 million as discussed above, partially offset by an increase of $2.6 million in net income attributable to noncontrolling interests, primarily as a result of the closing of a follow-up sale of a 36.75% equity interest in the second phase of the Don A. Campbell power plant to Northleaf Geothermal Holdings, LLC ("Northleaf") in November 2016.

Comparison of the Six Months Ended June 30, 2017 and the Six Months Ended June 30, 2016

Total Revenues

 Total revenues for the six months ended June 30, 2017 were $369.3 million, compared to $311.5 million for the six months ended June 30, 2016, which represented an 18.6% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 7.4% and 42.3%, respectively, compared to the corresponding period in 2016.

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2017 were $227.6 million, compared to $211.9 million for the six months ended June 30, 2016, representing a 7.4% increase from the prior year period. This increase was primarily attributable to: (i) the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016, with revenues of $10.4 million for the six months ended June 30, 2017; and (ii) an increase in generation at our Puna power plant attributable to successful improvement of the resource performance.

Power generation in our power plants increased by 2.3% from 2,698,265 MWh in the six months ended June 30, 2016 to 2,759,218 MWh in the six months ended June 30, 2017 primarily because of to the increase in generation at our Puna power plant attributable to higher performance and the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016, as discussed above.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2017 were $141.7 million, compared to $99.6 million for the six months ended June 30, 2016, which represented a 42.3% increase. The increase in our Product segment revenues was primarily attributable to the start of revenue recognition from two new geothermal projects in New Zealand and China on which we started construction in the first quarter of 2017. We recognized approximately $20.2 million and $22.3 million in revenues, respectively, from these projects in the six months ended June 30, 2017. The total contract prices for the projects are $37.5 million and $23.3 million, respectively, and they are scheduled to be completed by the end of 2017, respectively. The increase in our Product segment revenues was also attributable to the start of approximately $63.1 million in revenue recognition from our new projects in Turkey, partially offset by other projects in Turkey, which were completed in 2016. The increase was also partially offset by a decrease in revenues from our geothermal project in Chile which is close to completion, and because of the timing of revenue recognition and a different product mix.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2017 was $224.4 million, compared to $181.8 million for the six months ended June 30, 2016, which represented a 23.4% increase. This increase was attributable to an increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2017 increased to 60.8% from 58.4% for the six months ended June 30, 2016. This increase was attributable to an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2017 was $131.5 million, compared to $125.9 million for the six months ended June 30, 2016. This slight increase was primarily attributable to additional cost of revenues from the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2017 was 57.8%, compared to 59.4% for the six months ended June 30, 2016. This decrease was primarily attributable to higher efficiency in some of our operating power plants.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2017 was $92.9 million, compared to $55.9 million for the six months ended June 30, 2016, which represented a 66.3% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2017 was 65.5%, compared to 56.1% for the six months ended June 30, 2016. This increase was primarily attributable to additional costs associated with our project in Chile, as well as a different product mix and different margins in the various sales contracts we entered into for the Product segment during these periods.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2017 were $1.7 million, compared to $0.9 million for the six months ended June 30, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2017 were $8.5 million compared to $7.3 million for the six months ended June 30, 2016. This increase was primarily attributable to an increase in sales commissions related to our Product segment. Selling and marketing expenses for the six months ended June 30, 2017 constituted 2.3% of total revenues for such period, compared to 2.4% for the six months ended June 30, 2016.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2017 were $22.2 million, compared to $17.5 million for the six months ended June 30, 2016. The increase was primarily attributable to $2.1 million charge for stock-based compensation expense associated with the acceleration of the vesting period of the stock options previously held by our CEO and the CFO and exercised in connection with the ORIX acquisition of 22% shares of Ormat; and $0.9 million costs associated with the ORIX transaction and our M&A activities. General and administrative expenses for the six months ended June 30, 2017, constituted 6.0% of total revenues for such period, compared to 5.6% for the six months ended June 30, 2016.

Operating Income

Operating income for the six months ended June 30, 2017 was $112.6 million, compared to $102.4 million for the six months ended June 30, 2016, which represented a 10.0% increase. The increase in operating income was primarily attributable to the increase in our gross margin in both our Electricity and Product segments primarily as a result of the increase in revenues, partially offset by the increase in general and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the six months ended June 30, 2017 was $77.0 million, compared to $67.6 million for the six months ended June 30, 2016. Operating income attributable to our Product segment for the six months ended June 30, 2017 was $35.6 million, compared to $34.8 million for the six months ended June 30, 2016.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2017 was $29.5 million, compared to $34.4 million for the six months ended June 30, 2016. This decrease was primarily attributable to: (i) the repayment, in September 2016, of $250 million of our senior unsecured bonds which bore interest at a fixed rate of 7% per annum, through the issuance of $67 million and $137 million, respectively, of two new series of senior unsecured bonds, which bear interest at an interest rate of 3.7% and 4.45%, respectively;(ii) lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (iii) a $2.0 million decrease related to an increase in interest capitalized to projects, partially offset by the December 2016 issuance of the senior secured notes issued by our subsidiary that owns our Don A. Campbell 1 power plant.

Derivatives and foreign Currency Transaction gains

Derivatives and foreign currency transaction gains for the six months ended June 30, 2017 were $3.0 million, compared to losses of $2.4 million for the six months ended June 30, 2016. Derivatives and foreign currency transaction gains for the six months ended June 30, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the six months ended June 30, 2016 were primarily attributable to losses from futures contracts entered into to reduce our economic exposure to fluctuations in prices of natural gas and oil under our SO#4 and Puna PPA’s which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction”, “ORTP Transaction” and “Opal Transaction”) for the six months ended June 30, 2017 was $10.5 million, compared to $8.9 million for the six months ended June 30, 2016. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo (as defined below) and ORTP and allocated to the investors in the six months ended June 30, 2017 compared to the value of PTCs and taxable income or loss generated by ORTP and OPC and allocated to the investors in the six months ended June 30, 2016.

Income Taxes

Income tax provision for the six months ended June 30, 2017 was $17.3 million, compared to $17.4 million for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 and June 30, 2016, was 17.7% and 23.1%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the six months ended June 30, 2017 is lower than the 35% U.S. federal statutory tax rate due to: (i) a partial valuation allowance release against the Company’s U.S. deferred tax assets as described above offset by withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in losses of investees, net

    Equity in losses of investees, net for the six months ended June 30, 2017 was $2.0 million, compared to $2.1 million for the six months ended June 30, 2016. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the six months ended June 30, 2017 was $78.0 million, compared to $55.9 million for the six months ended June 30, 2016, which represents an increase of $22.1 million. This increase in net income was primarily attributable to the increase in operating income of $10.2 million, an increase of $5.4 million in derivatives and foreign currency transaction gains, and a $5.0 million decrease in interest expense, net, all as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2017 was $70.3 million, compared to $53.6 million for the six months ended June 30, 2016, which represents an increase of $16.7 million. This increase was primarily as a result of the increase in net income of $22.1 million as discussed above, partially offset by an increase of $5.4 million in net income attributable to noncontrolling interest primarily attributable to the closing of a follow-up sale of a 36.75% equity interest in the second phase of the Don A. Campbell power plant to Northleaf in November 2016.

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

As of June 30, 2017, we had access to (i) $118.4 million in cash and cash equivalents of which $106.4 million is held by our foreign subsidiaries; and (ii) $119.8 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2017 include approximately $139.0 million for capital expenditures on new projects under development or construction, exploration activity, and operating projects, as well as $32.8 million for debt repayment.

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

During the second quarter of 2017, in conjunction with the final approval of the SCPPA PPA which will require the Company to make significant capital expenditures in the U.S., the fact that the Company is currently looking for acquisitions in the U.S, and the acquisition of Viridity for a price of $35.3 million with two additional earn-out payments expected to be made in 2018 and 2021, the Company has re-evaluated its position with respect to a portion of the unrepatriated earnings of Ormat Systems (“OSL”), its fully owned Subsidiary in Israel, and after consideration of the aforementioned change in facts, determined that it can no longer maintain the permanent reinvestment position with respect to a portion of OSL unrepatriated earnings which will be repatriated to support the Company’s capital expenditures in the U.S. Accordingly, and as further described in Note 11, the permanent reinvestment assertion of foreign unremitted earnings of OSL was reassessed and removed and the related deferred tax assets and liabilities as well as the estimated withholding taxes on expected remittance of OSL earnings to the U.S. were recorded by the Company in the second quarter of 2017 .

Although the Company plans to repatriate undistributed earnings related to Ormat Systems to support expected capital expenditure requirements in the U.S. based upon its plans to increase its operations outside of the U.S. it is the Company’s intention to reinvest undistributed earnings of its other foreign subsidiaries and thereby indefinitely postpone their remittance given that the Company’s requires existing and future cash to fund the anticipated investment and development activities as well as debt service requirements in those jurisdictions. In addition, the Company believes that existing and anticipated cash flows as well as borrowing capacity in the U.S. and cash to be remitted to the U.S. from Ormat Systems will be sufficient to meet its needs in the U.S. If plans change the Company may be required to accrue and pay U.S. taxes to repatriate these funds.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing that we or our subsidiaries have incurred for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, our subsidiary Ormat Funding Corp. (“OFC”)issued $190.0 million of Senior Secured Notes (“OFC Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. Principal and interest on the OFC Senior Secured Notes, which mature on December 30, 2020, are payable semi-annually. The OFC Senior Secured Notes are collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. There are various restrictive covenants under the OFC Senior Secured Notes, which include limitations on additional indebtedness of OFC and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC.  In addition, there are restrictions on the ability of OFC to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OFC fails to comply with the debt service coverage ratio, it will be prohibited from making distributions to its shareholders.  We are only required to measure these covenants on a semi-annual basis and as of June 30, 2017 (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.26 and the pro-forma 12-month debt service coverage ratio was 1.72 (on a semi-annual basis and as of June 30, 2017). There was $14.3 million aggregate principal amount of OFC Senior Secured Notes outstanding as of June 30, 2017.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, our subsidiary OrCal Geothermal Inc. (“OrCal”)issued $165.0 million of Senior Secured Notes (“OrCal Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. Principal and interest on the OrCal Senior Secured Notes, which mature on December 30, 2020, are payable semi-annually. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2017, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.71, and the pro-forma 12-month debt service coverage ratio was 2.56. There was $32.1 million aggregate principal amount of OrCal Senior Secured Notes outstanding as of June 30, 2017.

OFC 2 Senior Secured Notes — Limited Recourse

In September 2011, our subsidiary OFC 2 LLC (“OFC 2”) and its wholly owned project subsidiaries (collectively, the “OFC 2 Issuers”) entered into a note purchase agreement (the “Note Purchase Agreement”) with the OFC 2 Noteholder Trust, as purchaser, John Hancock Life Insurance Company (USA), as administrative agent, and the Department of Energy (DOE), as guarantor, in connection with the offer and sale of up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes.

The OFC 2 Senior Secured Notes may be issued in up to six distinct series associated with the phased construction (Phase I and Phase II) of the Jersey Valley, McGinness Hills and Tuscarora geothermal power plants, which are owned by the OFC 2 Issuers. The OFC 2 Senior Secured Notes are rated “BBB” by Standard and Poor’s. The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders, including a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution. As of June 30, 2017, our historical debt service coverage ratio was 2.1 and 2.7, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 2.03 and 2.04, respectively for each of the two six-month periods. The OFC 2 Senior Secured Notes mature on December 31, 2034 and the principal amount thereof is payable in equal quarterly installments. Each series of notes will bear interest at a rate calculated based on a spread over the U.S. Treasury yield curve that will be set at least ten business days prior to the issuance of such series of notes. Interest will be payable quarterly in arrears. The DOE guarantees payment of 80% of principal and interest on the OFC 2 Senior Secured Notes pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended.

In October 2011, the OFC 2 Issuers completed the sale of $151.7 million aggregate principal amount of 4.687% Series A Notes due 2032 (the “Series A Notes”). The proceeds from the sale of the Series A Notes net of transaction fees and expenses were approximately $141.1 million, and were used to finance a portion of the construction costs of Phase I of the McGinness Hills and Tuscarora power plants and to fund certain reserves. Principal and interest on the Series A Notes are payable quarterly in arrears on the last day of March, June, September and December of each year.

On June 20, 2014, Phase I of the Tuscarora facility achieved project completion under the Note Purchase Agreement. In accordance with the terms of the Note Purchase Agreement, we made a principal payment of $4.3 million on the Series A Notes.

On August 29, 2014, OFC 2 sold $140.0 million principal amount of OFC 2 Senior Secured Notes (the “Series C Notes”) to finance the construction of Phase II of the McGinness Hills project. The Series C Notes, which mature in December 2032, are the last tranche under the Note Purchase Agreement and bear interest at a rate of 4.61%, with principal to be repaid on a quarterly basis.

There was $238.9 million aggregate principal amount of OFC 2 Senior Secured Notes outstanding as of June 30, 2017.

We provided a guarantee in connection with the issuance of the Series A Notes and Series C Notes, which may be drawn upon if any loss, liability, damage, expense or cost to the Jersey Valley facility is incurred as a result of the interconnection related-agreements of the Dixie Meadows project that we may develop in the future.

Olkaria III Finance Agreement with OPIC — Limited Recourse

In August 2012, our subsidiary OrPower 4 Inc. (OrPower 4) entered into a finance agreement with the Overseas Private Investment Corporation (“OPIC”), an agency of the U.S. government, to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $310.0 million (the “OPIC Loan”) for the refinancing and financing of our Olkaria III geothermal power complex in Kenya. The finance agreement was amended on November 9, 2012.

The OPIC Loan is comprised of three tranches:

●

Tranche I in an aggregate principal amount of $85.0 million, which matures on December 15, 2030, bears interest at a fixed rate of 6.34% and which was drawn in November 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below under “Full Recourse Third Party Debt”. The remainder of the Tranche I proceeds was used for reimbursement of prior capital expenditures and other corporate purposes. As of June 30, 2017, Tranche I has an outstanding balance of $63.7 million.

●

Tranche II in an aggregate principal amount of $180.0 million, which matures on June 15, 2030 and bears interest at a fixed rate of 6.29%, was used to fund the construction and well field drilling for Plant 2 of the Olkaria III complex. In November 2012 and February 2013, $135.0 million and the remaining $45.0 million, respectively, was drawn under this Tranche II. As of June 30, 2017, Tranche II has an outstanding balance of $137.6 million.

●

Tranche III in an aggregate principal amount of $45.0 million, which matures on December 15, 2030 and bears interest at a fixed rate of 6.12%, was used to fund the construction of Plant 3 of the Olkaria III complex and was drawn down in full in November 2013. As of June 30, 2017, Tranche III has an outstanding balance of $36.3 million.

OrPower 4 may voluntarily prepay all or a portion of the OPIC Loan, subject to prior notice, minimum prepayment amounts, and a prepayment premium of 2.0% in the first two years after the Plant 2 commercial operation date, declining to 1% in the third year after the Plant 2 commercial operation date, and without premium thereafter, plus a redemption premium. In addition, the OPIC Loan is subject to customary mandatory prepayment in the event of certain reductions in generation capacity of the power plants in the Olkaria III complex, unless such reductions will not cause the projected ratio of cash flow to debt service to fall below 1.7.

The OPIC Loan is secured by substantially all of OrPower 4’s assets and by a pledge of all of the equity interests in OrPower 4.

The finance agreement includes customary events of default, including failure to pay any principal, interest or other amounts when attributable, failure to comply with covenants, breach of representations and warranties, non-payment or acceleration of other debt of OrPower 4, bankruptcy of OrPower 4 or certain of its affiliates, judgments rendered against OrPower 4, expropriation, change of control, and revocation or early termination of security documents or certain project-related agreements, subject to various exceptions and notice, cure and grace periods.

The repayment of approximately $11.9 million outstanding under the DEG Loan (see “Full-Recourse Third-Party Debt” below) as of June 30, 2017, has been subordinated to the OPIC Loan.

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these covenants will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of June 30, 2017, the actual historical and projected 12-month debt service coverage ratio was 2.86 and 3.02, respectively.

As of June 30, 2017, $237.6 million of the OPIC Loan was outstanding.

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

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that, among other things, would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of June 30, 2017, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.76 and 1.79, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of June 30, 2017, $35.0 million of this loan is outstanding.

Don A. Campbell Senior Secured Notes — Non-Recourse

On November 29, 2016, ORNI 47 LLC (“ORNI 47”) entered into a note purchase agreement (the “ORNI 47 Note Purchase Agreement”) with MUFG Union Bank, N.A., as collateral agent, Munich Reinsurance America, Inc. and Munich American Reassurance Company (the “Purchasers”) pursuant to which ORNI 47 issued and sold to the Purchasers $92.5 million aggregate principal amount of its 4.03% Senior Secured Notes due September 27, 2033 (the “DAC1 Senior Secured Notes”) in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. ORNI 47 is the owner of the Don A. Campbell Phase I (“DAC1”) geothermal power plant.

The net proceeds to ORNI 47 from the sale of the DAC1 Senior Secured Notes, net of certain transaction expenses and the funding of a debt service reserve account, were approximately $87.1 million. ORNI 47 used the proceeds from the sale of the DAC1 Senior Secured Notes to refinance the development and construction costs of the DAC 1 geothermal power plant, which were originally financed using equity.

ORNI 47 paid a scheduled amount of principal of the DAC1 Senior Secured Notes beginning on December 27, 2016 and then quarterly, on the 27th day of each March, June, September and December, until the DAC1 Senior Secured Notes mature.

The DAC1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. Under the ORNI 47 Note Purchase Agreement, ORNI 47 may prepay at any time all, or from time to time any part of, the DAC1 Senior Secured Notes in an amount equal to at least $2 million or such lesser amount as may remain outstanding under the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid plus the applicable make-whole amount determined for the prepayment date with respect to such principal amount. Upon the occurrence of a Change of Control (as defined in the ORNI 47 Note Purchase Agreement), ORNI 47 must make an offer to each holder of DAC1 Senior Secured Notes to repurchase all of the holder’s DAC1 Senior Secured Notes at 101% of the aggregate principal amount of DAC1 Senior Secured Notes to be repurchased plus accrued and unpaid interest, if any, on the DAC1 Senior Secured Notes to be repurchased to, but not including, the date of repurchase. Each holder of DAC1 Senior Secured Notes may accept such offer in whole or in part. In certain events, including certain asset sales outside the ordinary course of business, ORNI 47 must make mandatory prepayments of the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. The ORNI 47 Note Purchase Agreement also contains customary events of default.  In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected Debt Service Coverage Ratio not less than 1.20 for the four fiscal quarterly periods. As of June 30, 2017, the historical and projected Debt Service Coverage Ratio was 1.66 and  1.67, respectively.

As of June 30, 2017, $90.2 million of DAC1 Senior Secured Notes is outstanding.

Full-Recourse Third-Party Debt

Credit Agreements

Union Bank. In February 2012, our wholly owned subsidiary Ormat Nevada Inc. (“Ormat Nevada”) entered into an amended and restated credit agreement with Union Bank. Under the credit agreement, the credit termination date is June 30, 2018. On December 31, 2016, the aggregate amount available under the credit agreement was increased by $10 million to $60.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of June 30, 2017: (i) the actual 12-month debt to EBITDA ratio was 2.74; (ii) the 12-month debt service coverage ratio was 2.5; and (iii) the distribution leverage ratio was 1.12. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of June 30, 2017, letters of credit in the aggregate amount of $34.6 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada entered into a credit agreement with HSBC Bank USA, N.A (“HSBC”) for one year with annual renewals. The current expiration date of the credit facility is December 31, 2017. The aggregate amount available under the credit agreement was increased by $10.0 million to $35.0 million. Other than $10.0 million of this credit facility which may be drawn for our working capital needs, this credit facility is limited to the issuance, extension, modification or amendment of letters of. HSBC is currently the sole lender and issuing bank under the credit agreement, but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of June 30, 2017: (i) the actual 12-month debt to EBITDA ratio was 2.74; (ii) the 12-month debt service coverage ratio was 2.5; and (iii) the distribution leverage ratio was 1.12. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of June 30, 2017, letters of credit in the aggregate amount of $25.1 million remain issued and outstanding under this committed credit agreement.

CHUBB Surety bond. In May 2017, the Company entered into a surety bond agreement (the “Surety Agreement”) with Chubb Limited (“Chubb”) pursuant to which the Company may request that Chubb issue up to an aggregate $200.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required.  There is no expiration date for the Surety Agreement, but it may be terminated by the Company at any time upon twenty days’ prior written notice to Chubb. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. In June 2017, Chubb issued a surety bond in the amount of $22.0 million under the Surety Agreement in respect of the Company’s obligations under the Heber power plant PPA with SCPPA.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $373.0 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $233.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $140.0 million. The credit agreements mature at the end of March 2018 and July 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. As of June 30, 2017, loan balance of $30.0 million was outstanding under these credit agreements.

As of June 30, 2017, letters of credit with an aggregate stated amount of $244.1 million were issued and outstanding under these credit agreements.

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

As of June 30, 2017, committed letters of credit in the aggregate amount of $303.8 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”.

Term Loans. We have a $20.0 million term loan with a group of institutional investors, which matures on August 1, 2017, that is payable in 12 semi-annual installments commencing February 1, 2012, and bears interest at 6-month LIBOR plus 5.0%. As of June 30, 2017, $1.7 million was outstanding under this loan.

Senior Unsecured Bonds. We issued approximately $142.0 million aggregate principal amount of senior unsecured bonds in August 2010 and an additional $107.5 million aggregate principal amount of senior unsecured bonds in February 2011. Subject to early redemption, the principal of the bonds was repayable in a single bullet payment upon the final maturity of the bonds on August 1, 2017. The bonds bore interest at a fixed rate of 7.00%, payable semi-annually. The bonds that we issued in February 2011 were issued at a premium which reflects an effective fixed interest rate of 6.75%.

On September 8, 2016, the Company concluded an auction tender and accepted subscriptions for $204.0 million aggregate principal amount of two tranches of senior unsecured bonds (approximately $67.0 million aggregate principal amount of “Series 2 Bonds” and approximately $137 million aggregate principal amount of “Series 3 Bonds”). The proceeds from the Series 2 Bonds and Series 3 Bonds were used on September 29, 2016 to prepay the Company’s $250 million senior unsecured bonds described above.

The Series 2 Bonds will mature in September 2020 and bear interest at a fixed rate of 3.7% per annum, payable semi-annually. The Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Series 2 Bonds and Series 3 Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such bonds. Both tranches received a rating of ilA+ from Maloot S&P in Israel with a stable outlook.

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan (the “DEG Loan”) to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European development finance institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan is variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. As of June 30, 2017, $11.9 million is outstanding under the DEG Loan (out of which $8.1 million bears interest at a fixed rate).

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

On October 20, 2016, OrPower 4 entered into a new $50 million subordinated loan agreement with DEG (the “DEG 2 Loan Agreement”) and on December 21, 2016, OrPower 4 completed a drawdown of the full loan commitment amount of $50 million, which bears interest at a fixed interest rate of 6.28% for the duration of the loan (the “DEG 2 Loan”). The DEG 2 Loan, which matures on June 21, 2028, will be repaid in 20 equal semi-annual principal installments commencing December 21, 2018. Proceeds of the DEG 2 Loan were used by OrPower 4 to refinance Plant 4 of the Olkaria III Complex, which was originally financed using equity. The DEG 2 Loan is subordinated to the senior loan provided by OPIC for Plants 1-3 of the Olkaria III Complex. The DEG 2 Loan is guaranteed by the Company.

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

As of June 30, 2017, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the applicable lenders; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the applicable lenders; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30,2017: (i) total equity was $1,227.6 million and the actual equity to total assets ratio was 48.9% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.53. During the six months ended June 30, 2017, we distributed interim dividends in an aggregate amount of $12.4 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts attributable under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of the Company’s (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

As of June 30, 2017, future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks and lease payments under the Puna lease transaction described below, are as follows:

(Dollars in thousands)

Year ending December 31:
2017	$32,849
2018	64,848
2019	59,146
2020	126,870
2021	46,579
Thereafter	593,698
Total	$923,990

Puna Power Plant Lease Transactions

In May 2005, our Hawaiian subsidiary Puna Geothermal Venture (“PGV”), entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased the Puna Power Plant to an unrelated lessor (the “Puna Lessor”) in return for prepaid lease payments in the total amount of $83.0 million. The carrying value of the leased assets as of June 30, 2017 was $26.7 million, net of accumulated depreciation of $34.2 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

The transaction was concluded with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction relating to two new production and injection geothermal wells that PGV drilled in the second half of 2005 was completed on December 30, 2005. Pursuant to a 31-year head lease, PGV leased its geothermal power plant to the abovementioned financing parties in return for payments of $83.0 million by such financing parties to PGV, which are accounted for as deferred lease income.

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $3.3 million and $2.9 million as of June 30, 2017 and December 31, 2016, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

Under the LLC Agreement, OrLeaf, which owns 100% of the Class A Membership Interests in Opal Geo, will serve as the managing member of Opal Geo and control the day-to-day management of Opal Geo and its portfolio of five power plants. However, in certain limited circumstances (such as bankruptcy of Orleaf, fraud or gross negligence by OrLeaf) JPM may remove OrLeaf as the managing member of Opal Geo. JPM, as the Class B Member of Opal Geo, has consent and approval rights with respect to certain items that are designated as major decisions for Opal Geo and the five power plants. In addition, by virtue of certain provisions in OrLeaf’s own limited liability company agreement, and consistent with the ORPD LLC formation documents, Northleaf has similar consent and approval rights with respect to OrLeaf’s determination of major decisions pertaining to the DAC 2 power plant. In both cases, these major decisions are generally equivalent to customary minority protection rights. As a result, Ormat Nevada, which serves as the managing member of OrLeaf and as the managing member of ORPD LLC, will effectively retain the day-to-day control and management of Opal Geo and its portfolio of five power plants.

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

Ormat Nevada continues to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants, while the investors received substantially all of the PTCs and the taxable income or loss (together, the “Economic Benefits”). Once Ormat Nevada recovered the capital that it invested in the power plants, which occurred in the fourth quarter of 2010, the investors began receiving both the distributable cash flow and the Economic Benefits. Once the investors reach a target after-tax yield on their investment in OPC (the “OPC Flip Date”), Ormat Nevada will receive 95% of both distributable cash and taxable income, on a going forward basis. Following the OPC Flip Date, Ormat Nevada also has the option to purchase the investors’ remaining interest in OPC at the then-current fair market value or, if greater, the investors’ capital account balances in OPC. If Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again.

Our voting rights in OPC are based on a capital structure that is comprised of Class A and Class B membership units. Through Ormat Nevada, we own all of the Class A membership units, which represent 75% of the voting rights in OPC, and the investors (as described below) own all of the Class B membership units, which represent 25% of the voting rights of OPC. Other than in respect of customary protective rights, all operational decisions at OPC are decided by the vote of a majority of the membership units. Following the OPC Flip Date, that occurred on March 31, 2017, Ormat Nevada’s voting rights increased to 95% and the investors voting rights decreased to 5%.

The Class B membership units have a 5% residual economic interest in OPC, which commences as of the OPC Flip Date. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. The Class B membership units are currently held by Morgan Stanley Geothermal LLC and JPM. We expect to negotiate a buyout from JPM of their Class B membership units during the second half of 2017.

ORTP Transaction

On January 24, 2013, Ormat Nevada entered into agreements with JPM under which JPM purchased interests in a newly formed subsidiary of Ormat Nevada, ORTP, entitling JPM to certain tax benefits (such as PTCs and accelerated depreciation) associated with certain geothermal power plants in California and Nevada.

In connection with the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and makd additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time.

Ormat Nevada continued to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants, while JPM received substantially all of the Economic Benefits. JPM’s return was limited by the terms of the transaction. Once JPM reached a target after-tax yield on its investment in ORTP (the “ORTP Flip Date”), Ormat Nevada will have received 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis. At any time during the twelve-month period after the end of the fiscal year in which the ORTP Flip Date occurs (but no earlier than the expiration of five years following the date that the last of the power plants was placed in service for purposes of federal income taxes), Ormat Nevada also had the option to purchase JPM’s remaining interest in ORTP at the then-current fair market value. Once Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again. As more detailed under Note 12 to the financial statements, the ORTP Flip Date occurred on March 30, 2017 and the Ormat Nevada purchased all of the Class B membership units from JP Morgan on July 10, 2017 for $2.35 million

The Class B membership units entitled the holder to 5.0% (allocation of income and loss) and 2.5% (allocation of cash) residual economic interest in ORTP. The 5.0% and 2.5% residual interest commences on achievement by JPM of a contractually stipulated return that triggers the ORTP Flip Date which occurred on March 30, 2017. This residual 5.0% and 2.5% interest represented a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments.

Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.0 million as of June 30, 2017. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2015:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 3, 2015	$0.06	August 18, 2015	September 2, 2015
November 3, 2015	$0.06	November 18, 2015	December 2, 2015
February 23, 2016	$0.31	March 15, 2016	March 29, 2016
May 4, 2016	$0.07	May 18, 2016	May 24, 2016
August 2, 2016	$0.07	August 16, 2016	August 30, 2016
November 7, 2016	$0.07	November 21, 2016	December 6, 2016
February 28, 2017	$0.17	March 15, 2017	March 29, 2017
May 8, 2017	$0.08	May 22, 2017	May 31, 2017
August 3, 2017	$0.08	August 15, 2017	August 29, 2017

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Net cash provided by operating activities	$114,158	$119,573
Net cash used in investing activities	(194,105)	(55,289)
Net cash provided by (used in) financing activities	(31,877)	(57,647)
Net change in cash and cash equivalents	(111,824)	6,637

For the Six Months Ended June 30, 2017

Net cash provided by operating activities for the six months ended June 30, 2017 was $114.2 million, compared to $119.6 million for the six months ended June 30, 2016. The net decrease of $5.4 million was primarily attributable to from: a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $21.8 million in our Product segment in the six months ended June 30, 2017, compared to an increase of $18.9 million in the six months ended June 30, 2016, as a result of timing in billing of our customers. The decrease was partially offset by a decrease in receivables of $0.6 million in the six months ended June 30, 2017, compared to $10.2 million in the six months ended June 30, 2016, as a result of timing of collection from our customers.

Net cash used in investing activities for the six months ended June 30, 2017 was $194.1 million, compared to $55.3 million for the six months ended June 30, 2016. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2017 were: (i) capital expenditures of $116.0 million, primarily for our facilities under construction; (ii) $35.3 million net cash paid for the acquisition of substantially all of the business and assets of VEI; (iii) a net increase of $15.2 million in restricted cash and cash equivalents attributable to the timing of debt repayments; and (iv) an investment in an unconsolidated company of $27.4 million. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2016 were capital expenditures of $67.8 million, primarily for our facilities under construction, partially offset by a net decrease of $11.5 million in restricted cash and cash equivalents, attributable to the timing of debt repayments.

Net cash used in financing activities for the six months ended June 30, 2017 was $31.9 million, compared to $57.6 million net cash used in financing activities for the six months ended June 30, 2016. The principal factors that affected the net cash used in financing activities during the six months ended June 30, 2017 were: (i) the repayment of long-term debt in the amount of $33.2 million; (ii) an $12.4 million cash dividend paid; and (iii) $14.6 million cash paid to non-controlling interests, partially offset by a net increase of $30.0 million against our revolving lines of credit with commercial banks. The principal factors that affected our net cash used in financing activities during the six months ended June 30, 2016 were: (i) the repayment of long-term debt in the amount of $31.4 million; (ii) a $19.0 million cash dividend paid; and (iii) $12.2 million cash paid to non-controlling interest.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs (vi) stock-based compensation, (vii) gains or losses from extinguishment of liability, and (viii) gains or losses on sales of subsidiaries and property, plant and equipment. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. of America (“U.S. GAAP”) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Adjusted EBITDA for the three and six months ended June 30, 2017 was $88.1 million and $180.0 million, respectively, compared to $81.2 million and $161.5 million for the three and six months ended June 30, 2016 , respectively.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net cash provided by operating activities	$42,695	$92,529	$114,158	$119,573
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	13,266	17,165	26,671	31,292
Interest income	(362)	(245)	(606)	(565)
Income tax provision	6,369	7,890	17,255	17,399
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	22,570	(42,519)	17,901	(12,437)

EBITDA	84,538	74,820	175,379	155,262
Mark-to-market gains or losses from accounting for derivative	(940)	4,240	(2,463)	2,494
Stock-based compensation	3,630	817	5,343	1,659
Gain on sale of subsidiary and property, plant and equipment	-	-	-	-
Termination fee	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Loss from extinguishment of liability	-		-
Merger and acquisition transaction costs	900	500	1,700	647
Settlement expenses	-	-	-	-
Write-off of unsuccessful exploration activities	-	863	-	1,420

Adjusted EBITDA	$88,128	$81,240	$179,959	$161,482
Net cash used in investing activities	$(65,367)	$(10,669)	$(194,105)	$(55,289)

Net cash provided by (used in) financing activities	$(33,076)	$(37,802)	$(31,877)	$(57,647)

The following table reconciles Net income to EBITDA for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$38,242	$24,933	$77,977	$55,878
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	13,266	17,165	26,671	31,292
Interest income	(362)	(245)	(606)	(565)
Income tax provision	6,369	7,890	17,255	17,399
Depreciation and amortization	27,023	25,077	54,082	51,258
EBITDA	$84,538	$74,820	$175,379	$155,262

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our new strategic plan .

The following is an overview of projects that are fully released for construction:

Sarulla (Indonesia). The project is being constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of the power plant commenced commercial operation on March 17, 2017 and is performing well, demonstrating its ability to produce geothermal power in excess of its design capacity. Construction of the second phase of the power plant is nearing completion and site pre-commissioning activities have commenced. The Company expects that the second phase of the power plant will commence geothermal power production within three months. Formal testing and commercial operation under the PPA is expected to occur in the fourth quarter of 2017. Engineering, procurement and construction work for the third phase of the power plant is in progress and most of the equipment manufactured by the Company for the third phase of the power plant has already been delivered. The Company has achieved all of its contractual milestones under the Supply Agreement. Drilling for the second and third phases of the power plant is ongoing and the project has achieved to date, based on preliminary estimates, 100% of the required injection capacity and approximately 90% of the required production capacity. The project has missed several milestones under the financing documents, but, in each case, has either already received, or expects to receive in the near future, waivers from the lenders. The project experienced delays in field development and cost overruns resulting from delays and excess drilling costs. Due to the cost overruns in drilling, the lenders may request that the project sponsors contribute additional equity to the project.

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

Heber 1 Power Plant (California). We are currently in the process of enhancing the Heber 1 power plant of the Heber complex located in Imperial Valley, California. We are planning to convert artesian wells to pumped wells, add a new water cooling unit and replace one of the OECs, following which we expect the capacity of the complex to reach 92 MW. Construction is ongoing and completion of the enhancement is expected early 2018. In December 2015, we started to sell power generated by the Heber 1 power plant under a new fixed price PPA with SCPPA.

Platanares Project (Honduras). We are currently developing the 35MW Geotermica Platanares geothermal project in Honduras. We hold the assets, including the project’s wells, land, permits and PPA, under a Build, Operate, Transfer (“BOT”) structure for 15 years from the date of commercial operation. Pre-commissioning testing is ongoing, T-line construction is almost completed and commercial operation is expected before the end of the third quarter of  2017.

Tungsten Mountain (Nevada). We are currently developing the 24 MW Tungsten Mountain geothermal power plant in Churchill County, Nevada. Field development has been completed, while site construction is in final stage. We have also secured the interconnection agreement for the project. Commercial operation is expected before the end of 2017.

Olkaria III Plant 1 Repowering (Kenya). We are currently repowering Plant 1 of the 139MW Olkaria complex in Kenya and expect to add approximately 10MW to the complex. The electricity generated by the new unit will be sold under the amended PPA. The repowering will be completed by the end of 2018.

Brady Power Plant (Nevada). We are currently in the process of enhancing the Brady power plant located in Churchill County, Nevada. We are planning to replace its equipment with new OECs, following which we expect the capacity of the complex to increase to approximately 12 MW. Engineering and manufacturing is ongoing and construction has started. We expect the enhancement to be completed in the first half of 2018.

McGinness Hills 3 Power Plant (Nevada). We are currently developing the 48 MW McGinness Hills 3 geothermal power plant in Lander County, Nevada that will be added to the McGinness complex. Engineering and procurement is ongoing and drilling is in process. Commercial operation is expected at the end of 2018.

Rabitt Hill (Texas). We have a joint development of a 10 MW Rabitt Hill energy storage project located in Georgetown, Texas with Alevo Group SA. (“Alevo”). Due to a delay in achieving commercial operation and changing market conditions, we are planning to exit the Rabbit Hill project, and sell our interest in the project to Alevo.

The following is an overview of projects that are in initial stages of construction:

Dixie Meadows (Nevada). We are currently developing the 15-20 MW Dixie Meadows geothermal power plant in Churchill County, Nevada. Drilling is still in process; we expect a decision on commercial operation date later in 2017.

Carson Lake Project. We plan to develop the 20 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We drilled one well in 2016 that did not meet our commercial criteria. However, this well provided us with more data on the resource. We are currently evaluating the next development steps for the project.

CD 4 Project. We plan to develop 18-20 MW project at the Mammoth complex on primarily BLM leases. We have commenced field development and drilled one production well and one injection well. We expect to sign a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison (SCE) by the end of 2017.

We have estimated approximately $541.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $233.0 million as of June 30, 2017. We expect to invest approximately $120.0 million of such total during the remainder of 2017 and the remaining approximately $187.0 million thereafter.

In addition, we estimate approximately $20.0 million in additional capital expenditures in the remainder of 2017 to be allocated as follows: (i) $11.0 million for maintenance capital expenditures to our operating power plants; (ii) $7.0 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity; and (iii) $2.0 million for enhancements to our production facilities. In the aggregate, we estimate our total capital expenditures for the remainder of 2017 will be approximately $140.0 million.

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

As of June 30, 2017, 94.9% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 5.1% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2017, $47.3 million of our long-term debt remained subject to some interest rate risk.

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

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the Israeli shekel and euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe , where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. . Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward contracts in place to reduce our foreign currency exposure, and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We performed a sensitivity analysis on the fair values of our put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The put options on natural gas prices and foreign currency exchange forward contracts listed below primarily relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2017 and December 31, 2016 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our new strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2017 and December 31, 2016 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2017	December 31, 2016	June 30, 2017		December 31, 2016		Change in the Fair Value of
	(Dollars in thousands)
Put options on natural gas price	$(138)	$-	$277		$-		NGI futures
Foreign Currency	(5,031)	(4,665)	5,904		4,632		Foreign currency forward contracts
Interest Rate	(195)	(254)	200		260		Ormat Funding Corp. (“OFC”)
Interest Rate	(228)	(281)	230		284		Orcal Geothermal Inc. (“OrCal”)
Interest Rate	(6,541)	(7,714)	6,810		7,496		OFC 2 LLC (“OFC 2”)
Interest Rate	(50)	(64)	50		65		Loan from DEG
Interest Rate	(6,985)	(7,667)	7,297		8,039		Loan from OPIC
Interest Rate	(3,785)	(4,351)	3,876		4,472		Senior unsecured bonds
Interest Rate	(1,438)	(1,568)	1,498		1,639		New DEG loan (“DEG 2”)
Interest Rate	(2,528)	(2,749)	2,646		2,890		Don A. Campble (“DAC 1”)
Interest Rate	- (1)	- (1)	-	(1)	-	(1)	Amatitlan Loan
Interest Rate	(162)	(161)	167		167		Other long-term loans

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

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Southern California Public Power Authority, Kenya Power and Lighting Company (KPLC), Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy). If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our new multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

Sierra Pacific Power Company and Nevada Power Company accounted for 16.7% and 19.1% of our total revenues for the three months ended June 30, 2017 and 2016, respectively and 17.8% and 21.1% for the six months ended June 30, 2017 and 2016, respectively.

SCPPAaccounted for 8.7% and 10.4% of our total revenues for the three months ended June 30, 2017 and 2016, respectively and 8.9% and 11.2% for the six months ended June 30, 2017 and 2016, respectively.

KPLC accounted for 15.4% and 17.1% of our total revenues for the three months ended June 30, 2017 and 2016, respectively and 14.8% and 17.2% for the six months ended June 30, 2017 and 2016, respectively.

Hyundai (Sarulla geothermal power project) accounted for 4.9% and 8.6% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively and 6.3% and 9.0% for the six months ended June 30, 2017 and 2016, respectively.

Government Grants and Tax Benefits

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies. If we started construction of a new geothermal power plant in the U.S. by December 31, 2016, we are permitted to claim a tax credit against our U.S. federal income taxes equal to 30% of certain eligible costs when the project is placed in service. If we fail to meet the start of construction deadline for such a project, then the 30% ITC is reduced to 10%. In lieu of the 30% ITC (if the project qualifies), we are permitted to claim a tax credit based on the power produced from a geothermal power plant. These PTCs, which in 2015 were 2.3 cents per kWh, are adjusted annually for inflation and may be claimed for ten years on the electricity produced by the project and sold to third parties after the project is placed in service. The owner of the power plant may not claim both the 30% ITC and the PTC. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward. If we claim the ITC, our tax basis in the plant that we can recover through depreciation must be reduced by half of the ITC. If we claim the PTC, there is no reduction in the tax basis for depreciation. New solar projects that are under construction by December 2019 will qualify for a 30% ITC. The ITC will fall to 26% for projects starting construction in 2020 and 22% for projects starting construction in 2021. Projects that are under construction before these deadlines must be placed in service by December 2023 to qualify. The ITC will revert to its permanent 10% level after that.

We are also permitted to depreciate, or write off, most of the cost of a power plant. In those cases where we claimed the one-time 30% (or 10%) ITC or received the Treasury cash grant, our tax basis in the power plant that we can recover through depreciation is reduced by one-half of the ITC or cash grant; if in the future we claim other tax credits, there is no reduction in the tax basis for depreciation. For projects that are placed into service after December 31, 2011 and before January 1, 2017, a depreciation “bonus” will permit us to write off 50% of the cost of that equipment in the year the power plant is placed into service. New equipment put in service in 2018 would qualify for a 40% bonus.  Equipment put in service in 2019 would qualify for a 30% bonus.  After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the second quarter of 2017, other than as described below.

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

●

On July 8, 2014, Global Community Monitor, LiUNA, and two residents of Bishop, California filed a complaint in the U.S. District Court for the Eastern District of California, alleging that Mammoth Pacific, L.P., the Company and Ormat Nevada are operating three geothermal generating plants in Mammoth Lakes, California (MP-1, MP-II and PLES-I) in violation of the federal Clean Air Act and Great Basin Unified Air Pollution Control District rules. On June 26, 2015, in response to a motion by the defendants, the court dismissed all but one of the plaintiffs’ causes of action. On January 6, 2017, the court issued its order regarding several pending motions, including plaintiffs’ motion for partial summary judgment, defendants' motion for summary judgment, defendants' motion to exclude and defendants' motion for leave to file a sur-reply. The impact of the court’s January 6, 2017 order is to deny the plaintiffs’ sole remaining cause of action. No appeal by the plaintiffs is expected and the company considers this case to be effectively closed.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim against Ormat’s subsidiaries in the 27th Civil Court of Satiago, Chile on the basis of unjust enrichment. The claim requests that the court order Ormat to pay Aquavant $4.8 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. In response to various motions submitted by the defendants, including a motion describing preliminary procedural defenses, on August 16, 2016, and October 11, 2016, the 27th Civil Court issued a number of decisions, which were followed by a decision of May 26, 2017 by the Court of Appeals of Santiago. The outcome of these decisions is that the 11th Civil Court of Santiago was found to be the competent court and various of the preliminary procedural defenses are still pending. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants. On December 12, 2016, the federal district court granted plaintiffs’ motion for joinder of HELCO as a co-defendant, and the case, which had previously been removed to the U.S. District Court for the District of Hawaii, was remanded back to the Third Circuit Court. The amended complaint alleged that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleges toxic release by PGV in the wake of Hurricane Iselle in August 2014. On June 14, 2017, the Third Circuit Court denied HELCO’s motion to discuss the complaint against itself which it had filed On March 25, 2017. Discovery is underway. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On June 20, 2016, Nadia Garcia, individually and as successor in interest to Thomas Garcia Valenzuela, and as guardian ad litem to Emerie Garcia, Khamilla Garcia and Reyene Adam, filed a complaint against Ormat Technologies, Ormat Nevada and Ormesa LLC in the Superior Court of Imperial County seeking unspecified monetary damages. The complaint alleges that the Ormat defendants caused the wrongful death, personal injury and other harm to Thomas Garcia when he was employed by Martin Hydroblasting Services, Inc. and suffered injuries leading to his death while performing work at the Ormesa plant site on or around March 31, 2016. The plaintiffs and the deceased's employer’s insurer reached an out of court settlement that was approved by the US District Court, Southern District of California, and executed May 25, 2017. The case has been dismissed, without liability to the Company.

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
Name: Doron Blachar
Title: Chief Financial Officer

Date: August 8, 2017

EXHIBIT INDEX

Exhibit No.	Document
3.1	Third Amended and Restated Certificate of Incorporation of Ormat Technologies, Inc. filed herewith.
3.2

Fourth Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013.

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