Form 10-Q
period 2017-09-30
ORMAT TECHNOLOGIES, INC.
filed 2017-11-09
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 5, 2017, the number of outstanding shares of common stock, par value $0.001 per share, was 50,597,124.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$77,212	$230,214
Restricted cash and cash equivalents (primarily related to VIEs)	42,559	34,262
Receivables:
Trade	98,384	80,807
Other	11,591	17,482
Inventories	18,685	12,000
Costs and estimated earnings in excess of billings on uncompleted contracts	42,087	52,198
Prepaid expenses and other	41,727	45,867
Total current assets	332,245	472,830
Investment in an unconsolidated company	25,367	—
Deposits and other	17,371	18,553
Deferred charges	43,972	43,773
Property, plant and equipment, net ($1,518,962 and $1,483,224 related to VIEs, respectively)	1,621,012	1,556,378
Construction-in-process ($105,848 and $120,853 related to VIEs, respectively)	350,872	306,709
Deferred financing and lease costs, net	5,426	3,923
Intangible assets, net	86,806	52,753
Goodwill	20,667	6,650
Total assets	$2,503,738	$2,461,569
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,335	$91,650
Short term revolving credit lines with banks (full recourse)	33,900	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,015	31,630
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	27,847	32,234
Other loans	21,495	21,495
Full recourse	864	12,242
Total current liabilities	193,456	189,251
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $8,202 and $9,177, respectively)	322,299	350,388
Other loans (less deferred financing costs of $5,496 and $6,409, respectively)	247,401	261,845
Full recourse:
Senior unsecured bonds (less deferred financing costs of $617 and $755, respectively)	203,715	203,577
Other loans (less deferred financing costs of $1,043 and $1,346, respectively)	48,957	57,063
Investment in an unconsolidated company	—	11,081
Liability associated with sale of tax benefits	46,803	54,662
Deferred lease income	52,273	54,561
Deferred income taxes	54,495	35,382
Liability for unrecognized tax benefits	6,188	5,738
Liabilities for severance pay	20,364	18,600
Asset retirement obligation	24,740	23,348
Other long-term liabilities	19,121	21,294
Total liabilities	1,239,812	1,286,790
Commitments and contingencies (Note 10)

Redeemable nonconrolling interest	6,481	4,772

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,597,124 and 49,667,340 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	896,005	869,463
Retained earnings	289,561	216,644
Accumulated other comprehensive income (loss)	(5,634)	(7,732)
	1,179,983	1,078,425
Noncontrolling interest	77,462	91,582
Total equity	1,257,445	1,170,007
Total liabilities, redeemable nonconrolling interest and equity	$2,503,738	$2,461,569

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$112,273	$109,795	$339,826	$321,664
Product	44,912	74,822	186,621	174,408
Total revenues	157,185	184,617	526,447	496,072
Cost of revenues:
Electricity	65,774	66,481	197,249	192,410
Product	32,218	43,647	125,102	99,504
Total cost of revenues	97,992	110,128	322,351	291,914
Gross profit	59,193	74,489	204,096	204,158
Operating expenses:
Research and development expenses	716	1,086	2,368	2,030
Selling and marketing expenses	3,630	4,793	12,083	12,136
General and administrative expenses	10,877	19,093	33,027	36,625
Write-off of unsuccessful exploration activities	—	1,294	—	2,714
Operating income	43,970	48,223	156,618	150,653
Other income (expense):
Interest income	255	266	861	831
Interest expense, net	(11,692)	(17,137)	(41,155)	(51,561)
Derivatives and foreign currency transaction gains (losses)	(1,001)	(222)	2,040	(2,592)
Income attributable to sale of tax benefits	3,506	3,463	14,019	12,380
Other non-operating expense, net	(1,592)	(5,546)	(1,678)	(5,306)
Income from continuing operations before income taxes and equity in losses of investees	33,446	29,047	130,705	104,405
Income tax provision	(11,003)	(11,988)	(28,258)	(29,387)
Equity in earnings (losses) of investees, net	337	(2,653)	(1,690)	(4,734)
Income from continuing operations	22,780	14,406	100,757	70,284
Net income attributable to noncontrolling interest	(3,599)	(2,326)	(11,228)	(4,584)
Net income attributable to the Company's stockholders	$19,181	$12,080	$89,529	$65,700
Comprehensive income:
Net income	22,780	14,406	100,757	70,284
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,005	—	2,544	—
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	618	1,337	271	(3,829)
Loss in respect of derivative instruments designated for cash flow hedge	20	22	62	65
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(18)	(24)	(57)	(72)
Comprehensive income	24,405	15,741	103,577	66,448
Comprehensive income attributable to noncontrolling interest	(4,006)	(2,326)	(11,950)	(4,584)
Comprehensive income attributable to the Company's stockholders	$20,399	$13,415	$91,627	$61,864
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.38	$0.24	$1.79	$1.33
Diluted:
Net income	$0.38	$0.24	$1.77	$1.31
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,367	49,599	49,942	49,410
Diluted	50,867	50,289	50,669	50,097
Dividend per share declared	$0.08	$0.07	$0.33	$0.45

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2015	49,107	$49	$849,223	$148,396	$(7,667)	$990,001	$93,873	$1,083,874

Stock-based compensation	—	—	3,383	—	—	3,383	—	3,383
Exercise of options by employees and directors	528	1	7,249	—	—	7,250	—	7,250
Cash paid to non controlling interest	—	—	—	—	—	—	(10,622)	(10,622)
Cash dividend declared, $0.45 per share	—	—	—	(22,469)	—	(22,469)	—	(22,469)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	8,272	8,272
Net income	—	—	—	65,700	—	65,700	4,390	70,090
Other comprehensive income (loss), net of related taxes: cash flow hedge (net of related tax of $40)	—	—	—	—	65	65	—	65
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(3,829)	(3,829)	—	(3,829)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $44)	—	—	—	—	(72)	(72)	—	(72)

Balance at September 30, 2016	49,635	$50	$859,855	$191,627	$(11,503)	$1,040,029	$95,913	$1,135,942

Balance at December 31, 2016	49,667	$50	$869,463	$216,644	$(7,732)	$1,078,425	$91,582	$1,170,007

Stock-based compensation	—	—	7,204	—	—	7,204	—	7,204
Exercise of options by employees and directors	930	1	16,382	—	—	16,383	—	16,383
Cash paid to noncontrolling interest	—	—	—	—	—	—	(18,032)	(18,032)
Cash dividend declared, $0.33 per share	—	—	—	(16,612)	—	(16,612)	—	(16,612)
Buyout of Class B membership in ORTP	—	—	2,956	—	—	2,956	(6,964)	(4,008)
Net income	—	—	—	89,529	—	89,529	10,154	99,683
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,822	1,822	722	2,544
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $38)	—	—	—	—	62	62	—	62
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	271	271	—	271
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $35)	—	—	—	—	(57)	(57)	—	(57)

Balance at September 30, 2017	50,597	$51	$896,005	$289,561	$(5,634)	$1,179,983	$77,462	$1,257,445

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$100,757	$70,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,010	77,565
Amortization of premium from senior unsecured bonds	—	(513)
Accretion of asset retirement obligation	1,392	1,243
Stock-based compensation	7,204	3,383
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(8,851)	(5,920)
Equity in losses of investees	1,690	4,735
Mark-to-market of derivative instruments	(764)	(381)
Write-off of unsuccessful exploration activities	—	2,714
Gain on severance pay fund asset	(1,463)	(690)
Deferred income tax provision	16,506	20,742
Liability for unrecognized tax benefits	450	(125)
Deferred lease revenues	(274)	(625)
Other	501	—
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(10,808)	(13,711)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,111	(12,905)
Inventories	(209)	5,339
Prepaid expenses and other	(636)	(5,364)
Deposits and other	1,231	(867)
Accounts payable and accrued expenses	(3,655)	10,463
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,344)	3,242
Liabilities for severance pay	1,764	(369)
Other long-term liabilities	(2,065)	1,801
Net cash provided by operating activities	166,533	158,027
Cash flows from investing activities:
Net change in restricted cash, cash equivalents and marketable securities	(8,297)	(1,022)
Capital expenditures	(177,410)	(107,951)
Investment in unconsolidated companies	(37,867)	—
Buyout of Class B membership in ORTP	(2,357)	—
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(35,300)	(18,135)
Intangible assets acquired	(868)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	529	1,919
Net cash used in investing activities	(261,570)	(125,189)
Cash flows from financing activities:
Proceeds from exercise of options by employees	16,382	7,250
Proceeds from issuance of senior unsecured notes, net of transaction costs	—	203,483
Purchase of Senior unsecured notes	—	(249,468)
Prepayment of OFC Senior Secured Notes	(14,270)	(6,815)
Proceeds from revolving credit lines with banks	695,600	259,900
Repayment of revolving credit lines with banks	(661,700)	(259,900)
Cash received from noncontrolling interest	2,017	1,972
Repayments of long-term debt	(55,226)	(40,997)
Cash paid to noncontrolling interest	(18,032)	(17,296)
Payments of capital leases	(1,472)	(845)
Deferred debt issuance costs	(4,652)	(3,506)
Cash dividends paid	(16,612)	(22,469)
Net cash used in financing activities	(57,965)	(128,691)
Net change in cash and cash equivalents	(153,002)	(95,853)
Cash and cash equivalents at beginning of period	230,214	185,919
Cash and cash equivalents at end of period	$77,212	$90,066
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$982	$(4,517)
Accrued liabilities related to financing activities	$—	$6,291

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2017, the consolidated results of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2017 and 2016 and the consolidated cash flows for the nine-month periods ended September 30, 2017 and 2016.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Platanares geothermal power plant

On September 26, 2017, the Company announced that its 35 MW Platanares geothermal project in Honduras commenced commercial operation. The Company constructed the Platanares geothermal project under a Build, Operate, and Transfer (BOT) contract with ELCOSA, a privately owned Honduran energy company. The Company will operate the project for 15 years from commercial operation date (COD). Platanares sells its power under a 30-year power purchase agreement with the national utility of Honduras, ENEE. A portion of the land on which the project is located at is held by us through a lease from a local municipality.  Because the term of the lease exceeds the term in office of the relevant municipal government, it remains subject to an additional approval of the Honduran Congress in order to be fully valid.  The Company has commenced the necessary steps to obtain such approval but the current elections in Honduras may result in a delay in obtaining such approval.

OFC Senior Secured Notes prepayment

In September 2017, the Company fully prepaid all of its outstanding OFC Senior Secured Notes for $14.3 million. As a result of the prepayment, the Company recognized a loss of $1.5 million, including amortization of deferred financing costs of $0.2 million, which was included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017.

DEG Loan prepayment

In September 2017, the Company fully prepaid its DEG loan for $11.8 million. As a result of the prepayment, the Company recognized a loss of $0.5 million, including amortization of deferred financing costs of $0.4 million, which was included in other non-operating income (expense), net in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017.

ORIX transaction

On July 26, 2017, we announced that ORIX Corporation (“ORIX”) closed its acquisition of approximately 11 million shares of our common stock, representing an approximately 22%  ownership stake in the Company,   from FIMI ENRG Limited Partnership, FIMI ENRG, L.P., Bronicki Investments, Ltd. and certain senior members of our management team pursuant to a stock purchase agreement entered into by ORIX and the selling stockholders on May 4, 2017. In connection with the acquisition, on May 4, 2017, we entered into certain related agreements with ORIX, including a Governance Agreement, a Commercial Cooperation Agreement and a Registration Rights Agreement, following the unanimous recommendation of a Special Committee of the board of directors of the Company (the “Board”) that was formed to evaluate and negotiate the stockholder arrangements proposed by ORIX, and following approval by the Board. The closing of the transactions contemplated by the related agreements between ORIX and the Company also occurred on July 26, 2017.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the Governance Agreement, ORIX has the right to designate three persons to the Board, which was expanded to nine directors, and also propose a fourth person to be mutually agreed by the Company and ORIX to serve as a new independent director on the Board. In addition, for so long as ORIX is entitled to board representation pursuant to the Governance Agreement, ORIX will be subject to certain customary standstill restrictions, including an effective 25% cap on its voting rights. Pursuant to the Registration Rights Agreement, ORIX also has certain customary registration rights with respect to the shares of the Company’s common stock that it owns.

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

ORTP buyout

On March 30, 2017, the Company’s partner JPM Capital Corporation (“JPM”) achieved its target after-tax yield on its investment in ORTP, LLC (“ORTP”) and on July 10, 2017, Ormat Nevada Inc. (“Ormat Nevada”) purchased all of the Class B membership units in ORTP from JPM for $2.4 million. As a result, Ormat Nevada is now the sole owner of all of the economic and voting interests in ORTP and continues to consolidate ORTP in its financial statements. The purchase of Class B membership units of ORTP was recorded in equity as a reduction to Noncontrolling Interest with the surplus charged to Additional Paid-in Capital.

SCPPA power purchase agreement

During the second quarter of 2017, ONGP LLC (“ONGP”), one of the Company’s wholly-owned subsidiaries, entered into a power purchase agreement (“PPA”) with Southern California Public Power Authority (“SCPPA”), pursuant to which ONGP will sell, and SCPPA will purchase, geothermal power generated by a portfolio of nine different geothermal power plants owned by the Company and located in the US. The parties’ obligations under the PPA are based on a geothermal power generation capacity of 150 MW, and, pursuant to the PPA, ONGP is required to deliver a minimum of 135 MW and is entitled to deliver a maximum of 185 MW to SCPPA over the next five years. The portfolio PPA is for a term of approximately 26 years, expiring in December 31, 2043 and has a fixed price of $75.50 per MWh.

Assertion of permanent reinvestment of foreign unremitted earnings in a subsidiary

During the second quarter of 2017, in conjunction with (i) the final approval of the SCPPA PPA which will require the Company to make significant capital expenditures in the United Sates, (ii) the fact that the Company is currently exploring acquisition opportunities in the United States, and (iii) the acquisition of substantially all the assets of Viridity for $35.3 million with two additional earn-out payments that may have to be made in 2018 and 2021, the Company has re-evaluated its position with respect to a portion of the unrepatriated earnings of Ormat Systems Ltd. (“OSL”), its wholly owned Subsidiary in Israel, and after consideration of the aforementioned change in facts, determined that it can no longer maintain the permanent reinvestment position with respect to a portion of OSL’s unrepatriated earnings which will be repatriated to support the Company’s capital expenditures in the United Sates. Accordingly, and as further described in Note 11, the permanent reinvestment assertion of foreign unremitted earnings of OSL was reassessed and removed and the related deferred tax assets and liabilities as well as the estimated withholding taxes on expected remittance of OSL earnings to the United States were recorded by the Company in the second quarter of 2017.

Viridity transaction

On March 15, 2017, the Company completed the acquisition of substantially all of the business and assets of Viridity Energy, Inc., a privately held Philadelphia-based company formerly engaged in the provision of demand response, energy management and energy storage services. At closing, Viridity Energy Solutions Inc. (“Viridity”), a wholly owned subsidiary of the Company, paid initial consideration of $35.3 million. Additional contingent consideration with an estimated fair value of $ 12.8 million will be payable in two installments upon the achievement of certain performance milestones measured at the end of fiscal years 2017 and 2020. The acquired business and assets are operated by Viridity.

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

The Company accounted for the transaction in accordance with Accounting Standard Codification 805, Business Combinations, and consequently recorded intangible assets of $34.7 million primarily relating to Viridity’s storage and non-storage activities with a weighted-average amortization period of 17 years, approximately $0.4 million of working capital and fixed assets and $13.9 million of goodwill. Following the transaction, the Company consolidated Viridity in accordance with Accounting Standard Codification 810, Consolidation. The acquisition enabled the Company to enter the growing energy storage and demand response markets and expand its market presence.

The revenues of Viridity for the period from March 15, 2017 to September 30, 2017 were included in the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017.

Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Other comprehensive income

For the nine months ended September 30, 2017 and 2016, the Company classified $5,000 and $7,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $9,000 and $11,000, respectively, were recorded to reduce interest expense and $4,000 and $4,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2017 and 2016, the Company classified $2,000 and $2,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $6,000 and $3,000 respectively, was recorded to reduce interest expense and $4,000 and $1,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in Other comprehensive income as of September 30, 2017, is $0.6 million

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2017. Write-offs of unsuccessful exploration activities for the three and nine months ended 2016 were $1.3 million and $2.7 million, respectively. The write-offs of exploration costs in 2016 were related to the Company’s exploration activities in Nevada and Chile, after which the Company determined that the applicable sites would not support commercial operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States and in foreign countries. At September 30, 2017 and December 31, 2016, the Company had deposits totaling $23.9 million and $72.5 million, respectively, in seven United States financial institutions that were federally insured up to $250,000 per account. At September 30, 2017 and December 31, 2016, the Company’s deposits in foreign countries amounted to approximately $56.0 million and $166.2 million, respectively.

At September 30, 2017 and December 31, 2016, accounts receivable related to operations in foreign countries amounted to approximately $67.5 million and $53.3 million, respectively. At September 30, 2017 and December 31, 2016, accounts receivable from the Company’s primary customers amounted to approximately 48% and 60% of the Company’s accounts receivable, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 16.3% and 14.4% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 17.4% and 18.6% for the nine months ended September 30, 2017 and 2016, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 17.6% and 15.1% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 15.7% and 16.4% of the Company’s total revenues for the nine months ended September 30, 2017 and 2016, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 9.1% and 7.7% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 8.9% and 9.9% of the Company’s total revenues for the nine months ended September 30, 2017 and 2016, respectively.

Hyundai (Sarulla geothermal project) accounted for 0.9% and 24% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively, and 4.7% and 14% for the nine months ended September 30, 2017 and 2016, respectively.

The Company has historically been able to collect on all of its receivable balances, and accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2017

Improvement to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board “(FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Improvement to Employee Share-Based Payment Accounting, an update to the guidance on stock-based compensation. Under the new guidance, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace previous guidance, which required tax benefits that exceed compensation cost (windfalls) to be recognized in equity. It also eliminated the need to maintain a “windfall pool,” and removed the requirement to delay recognizing a windfall until it reduces current taxes payable. The new guidance also changed the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. Previously, windfalls were classified as financing activities. This guidance affects the dilutive effects in earnings per share, as there will no longer be excess tax benefits recognized in additional paid in capital. Previously those excess tax benefits were included in assumed proceeds from applying the treasury stock method when computing diluted EPS. Under the amended guidance, companies are able to make an accounting policy election to either (1) continue to estimate forfeitures or (2) account for forfeitures as they occur. This updated guidance is effective for annual and interim periods beginning after December 15, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

New accounting pronouncements effective in future periods

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities. The amendments in this Update better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the Update. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements, if any.

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

Statement of Cash Flow

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

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606, which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also prescribes additional financial presentations and disclosures. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Early adoption is permitted no earlier than 2017 for calendar fiscal year entities. The Company expects the adoption of this standard to have an immaterial impact, if any, on its Electricity segment as it accounts for its PPA’s under ASC 840, Leases, however, the Company is still evaluating the related potential impact on its investment in an unconsolidated company. The Company is still evaluating the potential impact of the adoption of the standard on its Product segment, however, it believes that such impact, if any, will be immaterial.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$9,461	$5,429
Self-manufactured assembly parts and finished products	9,224	6,571
Total	$18,685	$12,000

NOTE 4 — UNCONSOLIDATED INVESTMENTS

Unconsolidated investments consist of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Sarulla	$25,367	$(11,081)

The Sarulla Project

The Company holds a 12.75% equity interest in a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia with an expected generating capacity of approximately 330 MW. The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and is owned and operated by the consortium members under the framework of a joint operating contract and energy sales contract that were both signed on April 4, 2013. Under the joint operating contract, PT Pertamina Geothermal Energy, the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the energy sales contract, PT PLN, the state electric utility, is the off-taker at Sarulla for a period of 30 years. In addition to its equity interest in the consortium, the Company designed the Sarulla power plant and supplies its Ormat energy converters to the power plant pursuant to a supply agreement that was signed in October 2013, as further described below.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The project is being constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of the power plant commenced commercial operation on March 17, 2017 and is performing well, demonstrating its ability to produce geothermal power in excess of its design capacity. The second phase of the power plant commenced commercial operation on October 2, 2017. Construction work on the third phase of the power plant is progressing and on schedule although the gathering piping system may face some delays. The Company has achieved all of its contractual milestones under the Supply Agreement. Drilling for the third phase of the power plant is ongoing and the project has achieved to date, based on preliminary estimates, 100% of the required injection capacity and approximately 85% of the required production capacity.

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

The Sarulla consortium entered into interest rate swap agreements with various international banks, effective as of June 4, 2014, in order to fix the interest rate linked to LIBOR on up to $0.96 billion of the $1.07 billion portion of the financing arrangement subject to such interest rate at 3.4565%. The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, are recorded in other comprehensive income. During the three and nine months ended September 30, 2017, the Sarulla project company recorded gains of $4.8 million and $2.1 million, respectively, net of deferred tax, of which the Company’s share was $0.6 million and $0.3 million, respectively. The Company’s share of such gains were recorded in other comprehensive income. During the three and nine months ended September 30, 2016, the Sarulla project company recorded a gain of $10.5 million and a loss of $30.0 million, respectively, net of deferred tax, of which the Company’s share was $1.3 million and $3.8 million, respectively. The Company’s share of such losses were recorded in other comprehensive income. The related accumulated loss recorded by the Company in other comprehensive income (loss) as of September 30, 2017 is $5.6 million.

The Company had added the $255.6 million supply agreement to its Product segment backlog in 2014. The Company started to recognize revenue from the project during the third quarter of 2014 and will complete revenue recognition over the course of the next year. The Company has eliminated the related intercompany profit of $14.1 million against equity in loss of investees.

During the three and nine months ended September 30, 2017, the Company made additional equity investments in the Sarulla project of approximately $10.5 million and $37.9 million, respectively, for a total of $49.8 million since inception.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table sets forth certain fair value information at September 30, 2017 and December 31, 2016 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2017
		Fair Value
	Carrying Value at September 30, 2017	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$13,497	$13,497	$13,497	$—	$—
Derivatives:
Put options on gas price (3)	61	61	—	61	—
Contingent receivable (1)	1,125	1,125	—	—	1,125
Currency forward contracts (2)	486	486	—	486	—
Liabilities:
Current and long-term liabilities:
Derivatives:
Contingent payables (1)	$(25,913)	$(25,913)	$—	$—	$(25,913)
Warrants (1)	(3,889)	(3,889)			(3,889)
Currency forward contracts (2)	(203)	(203)	—	(203)	—
	$(14,836)	$(14,836)	$13,497	$344	$(28,677)

		December 31, 2016
		Fair Value
	Carrying Value at December 31, 2016	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$14,922	$14,922	$14,922	$—	$—
Derivatives:
Contingent receivable (1)	1,443	1,443	—	—	1,443
Liabilities:
Current and long-term liabilities:
Derivatives:
Contingent payables (1)	$(11,581)	$(11,581)	$—	$—	$(11,581)
Warrants (1)	(3,429)	(3,429)	—	—	(3,429)
Currency forward contracts (2)	(481)	(481)	—	(481)	—
	$874	$874	$14,922	$(481)	$(13,567)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(1)

These amounts relate to contingent receivables and payables relating to the Viridity acquisition and Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within Prepaid expenses and other, Accounts payable and accrued expenses and Other long-term liabilities on September 30, 2017 and within Prepaid expenses and other and Other long-term liabilities on December 31, 2016 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within Prepaid expenses and other and Accounts payable and accrued expenses on September 30, 2017 and December 31, 2016, in the consolidated balance sheet with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

(3)

These amounts relate to natural gas put options, valued primarily based on observable inputs, including spot prices on related commodity indices, and are included within Prepaid expenses and other on September 30, 2017 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

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

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated	Location of recognized	Three Months Ended September 30,		Nine Months Ended September 30,
as hedging instruments	gain (loss)	2017	2016	2017	2016

Put options on natural gas price	Derivatives and foreign currency transaction gains (losses)	$(121)	$—	$(362)	$—
Call options on natural gas price	Derivatives and foreign currency transaction gains (losses)	—	32	—	(1,114)
Call and put options on oil price	Derivatives and foreign currency transaction gains (losses)	—	230	—	(1,312)
Contingent considerations	Derivative and foreign currency transaction gains (losses)	(19)	—	(114)	—
Currency forward contracts	Derivative and foreign currency and transaction gains (losses)	(887)	689	2,832	1,154
		$(1,027)	$951	$2,356	$(1,272)

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

On February 2, 2016, the Company entered into Henry Hub Natural Gas Future contracts under which it had written a number of call options covering a notional quantity of approximately 4.1 MMBtu with exercise prices of $2 and expiration dates ranging from February 24, 2016 until December 27, 2016 in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison. The Company received an aggregate premium of approximately $1.9 million from these call options. The call option contracts had monthly expiration dates on which the options could have been called and the Company would have had to settle its liability on a cash basis.

On February 24, 2016, the Company entered into Brent Oil Future contracts under which it had written a number of call options covering a notional quantity of approximately 185,000 barrels (“BBL”) of Brent with exercise prices of $32.80 to $35.50 and expiration dates ranging from March 24, 2016 until December 22, 2016 in order to reduce its exposure to fluctuations in Brent prices under its PPA with HELCO. The Company received an aggregate premium of approximately $1.1 million from these call options. The call option contracts had monthly expiration dates on which the options could have been be called and the Company would have had to settle its liability on a cash basis. Moreover, during March 2016, the Company rolled 2 existing call options covering a total notional quantity of 31,800 BBL of Brent in order to limit its exposure to $41 to $42.50 instead of $32.80 to $33.50. In addition, the Company entered into short risk reversal transactions (sell call and buy put options) by rolling existing call options covering notional quantities of 16,500 BBL and 17,000 BBL in order to limit its exposure from the outstanding call options originally entered into in February 2016 to between $28.50 and $37.50 and $28 and $38.50, respectively.

The foregoing future and forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2017.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - DEG	$—	$16.3	$—	$15.8
Olkaria III Loan - OPIC	242.9	253.4	233.1	246.6
Olkaria IV Loan - DEG 2	52.4	50.9	50.0	50.0
Amatitlan Loan	34.2	37.3	34.1	36.8
Senior Secured Notes:
Ormat Funding Corp. ("OFC")	—	17.0	—	17.0
OrCal Geothermal Inc. ("OrCal")	34.1	37.4	32.1	35.2
OFC 2 LLC ("OFC 2")	242.5	249.0	236.6	247.2
Don A. Campbell 1 ("DAC1")	88.2	88.9	89.6	92.4
Senior Unsecured Bonds	201.4	200.1	204.3	204.3
Other long-term debt	7.3	10.4	8.0	11.2

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

The carrying value of other financial instruments, such as revolving lines of credit, deposits, and other long-term debt approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	$—	$—	$242.9	$242.9
Olkaria IV - DEG 2	—	—	52.4	52.4
Amatitlan Loan	—	34.2	—	34.2
Senior Secured Notes:
OrCal	—	—	34.1	34.1
OFC 2	—	—	242.5	242.5
Don A. Campbell 1	—	—	88.2	88.2
Senior Unsecured Bonds	—	—	201.4	201.4
Other long-term debt	—	—	7.3	7.3
Revolving lines of credit	—	33.9	—	33.9
Deposits	15.2	—	—	15.2

The following table presents the fair value of financial instruments as of December 31, 2016:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - DEG	$—	$—	$16.3	$16.3
Olkaria III Loan - OPIC	—	—	253.4	253.4
Olkaria IV - DEG 2	—	—	50.9	50.9
Amatitlan Loan	—	37.3	—	37.3
Senior Secured Notes:
OFC	—	17.0	—	17.0
OrCal	—	—	37.4	37.4
OFC 2	—	—	249.0	249.0
Don A. Campbell 1	—	—	88.9	88.9
Senior Unsecured Bonds	—	—	200.1	200.1
Other long-term debt	—	3.3	7.1	10.4
Deposits	14.4	—	—	14.4

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 6 — STOCK-BASED COMPENSATION

The 2004 Incentive Compensation Plan

In 2004, the Board adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provided for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested stock-based awards may be exercised for up to ten years from the grant date. The shares of common stock issued in respect of awards under the 2004 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. The 2004 Incentive Plan expired in May 2012 upon adoption of the 2012 Incentive Compensation Plan (“2012 Incentive Plan”), except as to stock-based awards outstanding under the 2004 Incentive Plan on that date.

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

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Interest related to sale of tax benefits	$1,607	$2,565	$5,468	$6,269
Interest expense	13,299	15,726	41,620	47,214
Less — amount capitalized	(3,214)	(1,154)	(5,933)	(1,922)
	$11,692	$17,137	$41,155	$51,561

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Weighted average number of shares used in computation of basic earnings per share	50,367	49,599	49,942	49,410
Add:
Additional shares from the assumed exercise of employee stock options	500	690	727	687

Weighted average number of shares used in computation of diluted earnings per share	50,867	50,289	50,669	50,097

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 8,851 and 225,191 for the three months ended September 30, 2017 and 2016, respectively, and 6,494 and 116,641 for the nine months ended September 30, 2017 and 2016, respectively.

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

Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2017:
Net revenue from external customers	$112,273	$44,912	$157,185
Intersegment revenue	—	28,248	28,248
Operating income	36,205	7,765	43,970
Segment assets at period end (1)	2,371,855	131,883	2,503,738

Three Months Ended September 30, 2016:
Net revenue from external customers	$109,795	$74,822	184,617
Intersegment revenue	—	14,835	14,835
Operating income	23,903	24,320	48,223
Segment assets at period end	2,137,845	141,426	2,279,271

Nine Months Ended September 30, 2017:
Net revenues from external customers	$339,826	$186,621	526,447
Intersegment revenues	—	61,026	61,026
Operating income	113,220	43,398	156,618
Segment assets at period end (1)	2,371,855	131,883	2,503,738

Nine Months Ended September 30, 2016:
Net revenues from external customers	$321,664	$174,408	496,072
Intersegment revenues	—	36,042	36,042
Operating income	91,502	59,151	150,653
Segment assets at period end	2,137,845	141,426	2,279,271

(1)	Electricity segment assets include goodwill in the amount of $20.7 million.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Total segment revenue	$157,185	$184,617	$526,447	$496,072
Intersegment revenue	28,248	14,835	61,026	36,042
Elimination of intersegment revenue	(28,248)	(14,835)	(61,026)	(36,042)
Total consolidated revenue	$157,185	$184,617	$526,447	$496,072

Operating income:
Operating income	$43,970	$48,223	$156,618	$150,653
Interest income	255	266	861	831
Interest expense, net	(11,692)	(17,137)	(41,155)	(51,561)
Derivatives and foreign currency transaction gains (losses)	(1,001)	(222)	2,040	(2,592)
Income attributable to sale of tax benefits	3,506	3,463	14,019	12,380
Other non-operating expense, net	(1,592)	(5,546)	(1,678)	(5,306)
Total consolidated income before income taxes and equity in losses of investees	$33,446	$29,047	$130,705	$104,405

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the County of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the court issued its decision in response to each of the plaintiffs’ and defendants’ motions for summary judgment, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot. On January 23, 2017, the plaintiffs filed a motion requesting that the Intermediate Court of Appeals address appellate jurisdiction, which was denied by the court on April 20, 2017 as premature. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

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

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile on the basis of unjust enrichment. The claim requests that the court order Ormat to pay Aquavant $4.8 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the 11th Civil Court of Santiago, rather than the 27th Civil Court, was found to be the competent court. Plaintiffs appealed to the 11th Civil Court to accept the case as it stood for continued review although not submitted to that court originally, but the court denied the plaintiffs’ request. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants. On December 12, 2016, the federal district court granted plaintiffs’ motion for joinder of HELCO as a co-defendant, and the case, which had previously been removed to the U.S. District Court for the District of Hawaii, was remanded back to the Third Circuit Court. The amended complaint alleged that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On June 14, 2017, the Third Circuit Court denied HELCO’s motion to dismiss the complaint against HELCO. Discovery is underway. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

As further described in Note 1 and in connection with the closing of the SCPPA PPA portfolio agreement, during the second quarter of 2017 the Company changed its assertion related to permanent reinvestment of foreign unremitted earnings in Ormat Systems, its Israeli fully owned subsidiary. Accordingly, a deferred tax liability in the amount of $111.0 million was recorded which represents the estimated tax impact of future repatriation of the unremitted foreign earning in Ormat Systems at the statutory U.S. tax rate of 35%. Additionally, the Company accrued $53.9 million for the estimated Israeli withholding taxes expected when Ormat Systems remits its earnings to the U.S. The Company also recorded a deferred tax asset in the amount of $111.1 million for foreign tax credits related to taxes already paid by Ormat Systems on such earnings in Israel.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. In prior periods and through March 31, 2017 the Company had maintained a valuation allowance against its net deferred tax asset balance in the US. As of March 31, 2017 such valuation allowance was $109.6 million. Based upon new available evidence of the Company’s ability to generate additional taxable income in the U.S. due to the closing of the SCPPA PPA portfolio and the Company’s permanent reinvestment of unremitted earnings assertion change with respect to Ormat Systems Ltd., $61.5 million of valuation allowance was released against the U.S. deferred tax assets, as it is more likely than not that the deferred tax assets will be utilized. However, the Company is maintaining a valuation allowance of $47.0 million against a portion of the U.S. foreign tax credits that are expected to expire before they can be utilized in future periods. Additionally, the Company recorded a specific valuation allowance of $1.1 million attributable to current year projected activity as this will need to be held back and recognized throughout the year as current year income is earned for a total valuation allowance of $48.1 million as of September 30, 2017. This valuation allowance is based upon management’s estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes that the estimate is adequate. However, the amount of deferred tax asset considered realizable could change in the near term if estimates which require significant judgment of future taxable income during the carryforward period are increased or decreased.  Accordingly, the estimated valuation allowance is continually reviewed and as adjustments to the valuation allowance become necessary, such adjustments will be reflected in current earnings.

The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 was 32.9% and 41.3%, respectively, and 21.6% and 28.1% for the nine months ended September 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate of 35% for the nine months ended September 30, 2017 due to: (i) a partial valuation allowance release against the Company’s U.S. deferred tax assets as described above in respect of net operating loss (“NOL”) carryforwards (see below) offset by withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras. The effect of the tax credit and tax exemption for the three months ended September 30, 2017 and 2016 was $0.6 million in both periods and for the nine months ended September 30, 2017 and 2016 was $2.3 million and $2.4 million, respectively.

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

The total amount of undistributed earnings of foreign subsidiaries related to Ormat Systems for income tax purposes was approximately $367 million at December 31, 2016. Although the Company plans to repatriate undistributed earnings related to Ormat Systems to support expected capital expenditure requirements in the U.S., based upon its plans to increase its operations outside of the U.S., it is the Company’s intention to reinvest undistributed earnings of its other foreign subsidiaries and thereby indefinitely postpone their remittance, given that the Company requires existing and future cash to fund the anticipated investment and development activities as well as debt service requirements in those jurisdictions. In addition, the Company believes that existing and anticipated cash flows as well as borrowing capacity in the U.S. and cash to be remitted to the U.S. from Ormat Systems will be sufficient to meet its needs in the U.S. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes with respect to its foreign subsidiaries, other than Ormat Systems, which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings in those other jurisdictions which is available for dividends are not practicably determinable. If plans change the Company may be required to accrue and pay U.S. taxes to repatriate these funds.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company is subject to income taxes in the U.S. (federal and state) and numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the position for income taxes. Reserves are established to tax-related uncertainties based on estimates of whether, and the extent to which additional taxes will be due. As of September 30, 2017, the Company is unaware of any potentially significant uncertain tax positions for which a reserve has not been established.

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

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On November 7, 2017, the Board declared, approved and authorized payment of a quarterly dividend of $4.0 million ($0.08 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 21, 2017, payable on December 5, 2017.

OPC buyout

On May 31, 2017, the Company’s partners JPM and Morgan Stanley achieved their target after-tax yield on its investment in OPC, LLC (“OPC”) and on October 31, 2017, Ormat Nevada purchased all of the Class B membership units in OPC from JPM and Morgan Stanley for $1.9 million. As a result, Ormat Nevada is now the sole owner of all of the economic and voting interests in OPC and continues to consolidate OPC in its financial statements.

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

●	the enforceability of long-term PPAs for our power plants;

●	contract counterparty risk;

●	weather and other natural phenomena including earthquakes, volcanic eruption, drought and other natural disasters;

●	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

●	current and future litigation;

●	our ability to successfully identify, integrate and complete acquisitions;

●	competition from other geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

●	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

●	there can be no assurance regarding when, if and to what extent opportunities under our cooperation agreement with Orix will in fact materialize;

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

●	development and construction of solar photovoltaic (“Solar PV”) and energy storage projects, may not materialize as planned;

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate;

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

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, while we have built all of our recovered energy-based plants. We recently expanded our operations to include the provision of services in the energy storage, demand response and energy management markets. We currently conduct our business activities in two business segments:

●

The Electricity segment — in this segment, we develop, build, own and operate geothermal and recovered energy-based power plants in the U.S. and geothermal power plants in other countries around the world, and sell the electricity they generate; in this segment, we also provide related services and derive revenues from activity in the energy storage and demand response markets as described below; and

●

The Product segment — in this segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation, and remote power units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal and recovered energy-based power plants and in the future, other power generating units such as Solar PV and energy storage.

On March 15, 2017, we completed the acquisition of substantially all of the business and assets of Viridity Energy, Inc, a Philadelphia-based company that had nearly a decade of expertise and leadership in demand response, energy management and storage. The acquired business and assets are owned and operated by our wholly owned subsidiary Viridity Energy Solutions Inc. (“Viridity”). The acquisition enabled us to enter the growing energy storage and demand response markets. We intend to use Viridity to accelerate long-term growth, expand our market presence, and further develop our demand response VPower™ software platform and energy storage services. We plan to continue to provide services and products to existing customers of the acquired business, while expanding into new geographies and targeting a broader potential customer base.

Both the Electricity segment and Product segment operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal power plants in the U.S., Guatemala, Kenya, Honduras, Guadeloupe and Indonesia, as well as recovered energy generation power plants in the U.S..

For the nine months ended September 30, 2017, our total revenues increased by 6.1% (from $496.1 million to $526.4 million) over the corresponding period in 2016.

For the nine months ended September 30, 2017, Electricity segment revenues were $339.8 million, compared to $321.7 million for the nine months ended September 30, 2016, an increase of 5.6% from the prior year period. Product segment revenues for the nine months ended September 30, 2017 were $186.6 million, compared to $174.4 million during the nine months ended September 30, 2016, an increase of 7.0% from the prior year period.

During the nine months ended September 30, 2017 and 2016, our consolidated power plants generated 3,995,221 megawatt hours (“MWh”) and 3,962,181 MWh, respectively, an increase of 0.8%.

For the nine months ended September 30, 2017, our Electricity segment generated approximately 64.6% of our total revenues, our Product segment generated approximately 35.4% of our total revenues. For the nine months ended September 30, 2016, our Electricity segment generated approximately 64.8% of our total revenues, while our Product segment generated approximately 35.2% of our total revenues.

For the nine months ended September 30, 2017, approximately 84.4% of our Electricity segment revenues were derived from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●     the energy rates under the PPAs in California for each of the Ormesa complex, Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex, a total of approximately 90 MW, change primarily based on fluctuations in natural gas prices; and

●     the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities.

We recently reduced our economic exposure to fluctuations in the price of oil and natural gas from February 2017 until December 2017, and before that we reduced our economic exposure to fluctuations in the price of natural gas from March 31, 2015 and June 1, 2015 until December 31, 2015 and from February 3, 2016 until December 29, 2016 by entering into derivatives transactions. For the nine months ended September 30, 2017, we recorded a net loss of $0.3 million under Derivatives and foreign currency transaction gains (losses).

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

Recent Developments

The most significant developments in our company and business since January 1, 2017 are described below

●

On October 10, 2017, we announced that the second unit of the Sarulla geothermal power plant, one of the world’s largest geothermal power plants, located in Indonesia’s North Sumatra, commenced commercial operation. The Sarulla power plant includes three units of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first unit of the power plant commenced commercial operation on March 17, 2017 and we expect the third unit to commence commercial operation in 2018. The Sarulla power plant is operated by Sarulla Operations Ltd. (SOL), a consortium consiststing of Medco Energi Internasional Tbk, Inpex Corporation, Itochu Corporation, Kyushu Electric Power Co. Inc., and our subsidiary that holds a 12.75% equity interest.

●

On September 26, 2017, we announced that the 35 MW Platanares geothermal project in Honduras has commenced commercial operation. Ormat signed a Build, Operate, and Transfer (BOT) contract for the Platanares geothermal project in Honduras with ELCOSA, a privately owned Honduran energy company, for 15 years from commercial operation date (COD). Platanares sells its power, under a 30-year power purchase agreement with the national utility of Honduras, ENEE. A portion of the land on which the project is located at is held by us through a lease from a local municipality.  Because the term of the lease exceeds the term in office of the relevant municipal government, it remains subject to an additional approval of the Honduran Congress in order to be fully valid.  The Company has commenced the necessary steps to obtain such approval but the current elections in Honduras may result in a delay in obtaining such approval. The project is expected to generate average annual revenue of approximately $33 million.

●

On July 26, 2017, we announced that ORIX Corporation (“ORIX”) closed its acquisition of approximately 11 million shares of our common stock, representing an approximately 22%  ownership stake in the Company, from FIMI ENRG Limited Partnership, FIMI ENRG, L.P., Bronicki Investments, Ltd. and certain senior members of our management team pursuant to a stock purchase agreement entered into by ORIX and the selling stockholders on May 4, 2017. In connection with the acquisition, on May 4, 2017, we entered into certain related agreements with ORIX, including a Governance Agreement, a Commercial Cooperation Agreement and a Registration Rights Agreement, following the unanimous recommendation of a Special Committee of our board of directors (Board) that was formed to evaluate and negotiate the stockholder arrangements proposed by ORIX, and following unanimous approval by the Board. The closing of the transactions contemplated by the related agreements between ORIX and the Company also occurred on July 26, 2017.

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

●

On March 15, 2017, we announced that we completed the acquisition of substantially all of the business and assets of Viridity Energy, Inc., a Philadelphia-based company with nearly a decade of expertise and leadership in demand response, energy management and storage. At closing, Viridity paid initial consideration of $35.3 million at closing. Additional contingent consideration will be payable in two installments upon the achievement of certain performance milestones measured at the end of fiscal years 2017 and 2020. The acquired business and assets are owned and operated by Viridity. This transaction marks our entry into the growing energy storage and demand response markets, with an established North American presence.

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

●

We accelerated our efforts to expand business development activities in developing countries where geothermal is considered a local resource that can provide a stable and cost effective solution to increase access to power. We expect that a variety of local governmental initiatives will create new opportunities for the development of new projects with a potential of having higher returns on our equity as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

●

We expect to continue to generate the majority of our revenues from our Electricity segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. As a result of the operational improvements and technological advancements that were implemented and that we plan to continue to implement in our operating portfolio, as well as, capacity additions, geographical expansion and re-contracting of existing power plants, we expect that the Electricity segment contribution to our operating income will increase further in the future. Due to the increasing contribution of our Electricity segment to our operating income compared to the contribution of our Product segment, and due to the nature of the Product segment where revenue are less visible, we are targeting to increase future revenue from our Electricity segment in order to increase revenues, profitability and stability. We also intend to continue to pursue opportunities as they arise in our recovered energy business, in the Solar PV sector, in the energy storage market and in other forms of clean energy. In addition, pursuant to our strategic plan, we acquired our Viridity business that operates in the energy storage, demand response and energy management markets and that generates revenues primarily from software license fees and the provision of services. We are also pursuing PPAs with enterprises that will increase our potential customer base.

●

We have adopted a strategic plan for the growth of our company, in terms of geographic scope, customer base, and technology platforms covered by our product and service offerings, with a focus on increasing net income from operations.  Under this plan, we will continue to focus on organic growth and increasing operational efficiency of our existing business lines.  In addition, we are actively pursuing , domestically and internationally acquisition opportunities, both in our existing business lines and the solar power generation and energy storage businesses targeted as part of the plan. Recent acquisitions include our acquisition of the Bouillante geothermal power plant on Guadeloupe Island and our recent acquisition of substantially all of the business and assets of Viridity Energy, Inc. As part of our services offering expansion, we have developed our battery storage as a service (BSAAS) strategy to provide comprehensive holistic solutions for demand response, energy management and energy storage through nimble and flexible business models, technology and product solutions. We plan to develop, build, own and operate energy storage facilities and provide related services in diversified markets. We will face a number of challenges and uncertainties in implementing this plan, including integration of recently acquired assets, as well as potential new acquisitions, and we may revise elements of the plan in response to market conditions or other factors as we move forward with the plan.

●

In the Electricity segment, we expect intense domestic competition from the solar and wind power generation industries to continue and increase. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contract as well as any further decline in natural gas prices attributable to increased production which can affect the market price for electricity may contribute to a reduction in electricity prices. However, despite increased competition from the solar and wind power generation industries, we believe that firm and flexible, base load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources particularly due to the increasing comparative value of geothermal. The Western US electric power system is undergoing many changes due to the rapid penetration of intermittent renewable power, in particular Solar PV. With the currently high penetration levels of Solar PV, the combined energy and capacity values of geothermal energy significantly exceed the value of Solar PV resources in California. At the current penetration levels, solar provides energy and capacity during times of low or even negative pricing and energy and capacity values for solar have plummeted. Geothermal can obtain higher energy and capacity values because it can produce outside of Solar PV production hours during high net load hours while also being operationally flexible. For example, binary geothermal facilities can operate in both a baseload or an operationally flexible mode that provides high dispatchability and offer additional benefits to grid stability like voltage support and inertia. These as well as other capabilities support the increasing comparative value of geothermal that will continue to drive future demand in California. In the geothermal industry, we have experienced a decrease in the upfront fee required to secure geothermal leases largely as a result of reduced competition for such leases.

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

●

The pricing under our PPAs for the Ormesa, Mammoth G2 and Heber 2 for a total of approximately 90 MW are variable rate based on short run avoided cost (“SRAC”) pricing that is impacted by natural gas prices. In 2016, we signed a fixed rate PPA that will reduce our exposure to fluctuations in natural gas prices at the Ormesa complex starting November 2017 by 40 MW. In addition, to further reduce our exposure to natural gas prices, we enter, from time to time, into derivative transactions. In January 2017 we acquired put options at a strike price of $3 to hedge our exposure to decreasing natural gas prices to below $3 per MMBtu.

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

This means, among other things, that the average price per MWh, which is one of the metrics some investors may use to evaluate power plant revenues is an average price per MWh that can fluctuate from period to period. Based on total Electricity segment revenues and generation, we earned, on average, $90.8 and $86.9 per MWh in the three months ended September 30, 2017 and 2016, respectively. Oil and natural gas prices, together with other factors that affect our Electricity segment revenues, could cause changes in our average rate per MWh in the future.

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

●

Turkey’s geothermal market is one of the fastest growing markets in the geothermal industry worldwide, mainly due to government and regulatory support. Turkey is ranked seventh globally with an installed capacity of approximately 1,000 MW. Since 2006, the Company has supplied its state of the art binary equipment to over 20 projects in Turkey, which account for over 40% of the total installed capacity as of September 2017. As a major equipment supplier in the Turkish geothermal market we are involved in a number of projects that are currently under construction and plan to continue our marketing efforts to secure new contracts. Our revenue exposure to the Turkish market is increasing and we are experiencing greater exposure in 2017, as we signed a significant number of contracts in Turkey. While we do not see any immediate impact from the failed coup in Turkey and the recent vote for the constitutional amendment bill on our business and operations, we are monitoring any change in the political environment that may affect our future business and operations in the country.

●

A Turkish sub-contractor provides us with certain local equipment for renewable energy based generating facilities to help us meet our local manufacturing obligations under certain supply agreements in Turkey. The use of local manufactured equipment in renewable energy based generating facilities in Turkey entitles such facilities to significant benefits under Turkish law, provided such facilities have obtained a renewable energy resource (RER) certificate from the Energy Market Regulatory Authority (EMRA), which requires the issuance of a local certificate. If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued a RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit. The Federal Energy Regulatory Commission (FERC) is allowed under the Public Utility Regulatory Policies Act, as amended (PURPA) to terminate, upon the request of a utility, the obligation of the utility to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. FERC has granted the California investor owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

●

The Trump Administration has expressed skepticism regarding climate change. The final outcome of this Administration’s policies and efforts regarding climate change and resulting effects to the geothermal industry remain uncertain.

●

While the recently introduced proposed tax legislation aims to reduce the corporate tax rate, it also contains provisions which may impact companies engaged in the renewable energy industry as well as companies with international operations, such as us.  A few examples include provisions that would impact eligibility to claim production tax credits, reduce the amount of production tax credits, and affect depreciation and interest deduction.  Other provisions would change earnings stripping rules, impose an excise tax on cross-border payments (other than interest), and impose a tax on untaxed earnings kept overseas.  At this stage of the legislative process it is impossible to assess the impact of the proposed tax legislation on our business and operations.

 Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 84.4% of our Electricity revenues for the nine months ended September 30, 2017 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our SO#4 PPAs totaling approximately 90 MWs in California are subject to the impact of fluctuations in natural gas prices whereas the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil as well as other commodities. Accordingly, our revenues from those power plants may fluctuate.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues:
Electricity	$112,273	$109,795	$339,826	$321,664	71.4%	59.5%	64.6%	64.8%
Product	44,912	74,822	186,621	174,408	28.6	40.5	35.4	35.2
Total	$157,185	$184,617	$526,447	$496,072	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity and Product segments for the periods indicated;

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Electricity Segment:
United States	$70,666	$70,303	$218,492	$213,148	62.9%	64.0%	64.3%	66.3%
Foreign	41,607	39,492	121,334	108,516	37.1	36.0	35.7	33.7
Total	$112,273	$109,795	$339,826	$321,664	100%	100%	100%	100%

Product Segment:
United States	$271	$1,319	$946	$7,692	0.6%	1.8%	0.5%	4.4%
Foreign	44,641	73,503	185,675	166,716	99.4	98.2	99.5	95.6
Total	$44,912	$74,822	$186,621	$174,408	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 80% and 96% higher than our Electricity segment foreign revenues for the nine months ended September 30, 2017 and 2016, respectively, and approximately 70% and 78% higher for the three months ended September 30, 2017 and 2016, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were more than 90% of our total Product segment revenues for the three and nine months ended September 30, 2017 and 2016. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $153 million and $147 million, respectively, for the nine months ended September 30, 2017 and 2016 and by approximately $67 million and $35 million for the three months ended September 30, 2017 and 2016, respectively, (primarily foreign) Product segment revenues resulted in higher pre-tax income from foreign operations for both of those periods.

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

        Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.1% and 3.9% of Electricity segment revenues for the nine months ended September 30, 2017 and September 30, 2016, respectively, and approximately 4.0% and 3.7% of Electricity segment revenues for the three months ended September 30, 2017 and September 30, 2016, respectively.

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

Cash and Cash Equivalents

Our cash and cash equivalents decreased to $77.2 million as of September 30, 2017 from $230.2 million as of December 31, 2016. This decrease was primarily attributable to: (i) our use of $177.4 million to fund capital expenditures, (ii) repayment of $55.2 million of long-term debt; (iii) an investment in an unconsolidated company of $37.9 million; (iv) $35.3 million net cash paid for the acquisition of substantially all the business and assets of Viridity Energy, Inc.; (v) $18.0 million paid to noncontrolling interest; (vi) a $16.6 million dividend paid; (vii) a net change in restricted cash and cash equivalents of $8.3 million; and (viii) $14.3 million of cash paid to prepay our OFC Senior Secured Notes. This decrease was partially offset by: (i) $166.5 million derived from operating activities during the nine months ended September 30, 2017; and (ii) net proceeds of $33.9 million from our revolving credit lines with commercial banks. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2017 was $468.0 million, as described below under “Liquidity and Capital Resources”. As of September 30, 2017, we have utilized $313.7 million of our corporate borrowing capacity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$112,273	$109,795	$339,826	$321,664
Product	44,912	74,822	186,621	174,408
	157,185	184,617	526,447	496,072
Cost of revenues:
Electricity	65,774	66,481	197,249	192,410
Product	32,218	43,647	125,102	99,504
	97,992	110,128	322,351	291,914
Gross profit
Electricity	46,499	43,314	142,577	129,254
Product	12,694	31,175	61,519	74,904
	59,193	74,489	204,096	204,158
Operating expenses:
Research and development expenses	716	1,086	2,368	2,030
Selling and marketing expenses	3,630	4,793	12,083	12,136
General and administrative expenses	10,877	19,093	33,027	36,625
Write-off of unsuccessful exploration activities	—	1,294	—	2,714
Operating income	43,970	48,223	156,618	150,653
Other income (expense):
Interest income	255	266	861	831
Interest expense, net	(11,692)	(17,137)	(41,155)	(51,561)
Derivatives and foreign currency transaction gains (losses)	(1,001)	(222)	2,040	(2,592)
Income attributable to sale of tax benefits	3,506	3,463	14,019	12,380
Other non-operating expense, net	(1,592)	(5,546)	(1,678)	(5,306)
Income from continuing operations before income taxes and equity in losses of investees	33,446	29,047	130,705	104,405
Income tax provision	(11,003)	(11,988)	(28,258)	(29,387)
Equity in earnings (losses) of investees, net	337	(2,653)	(1,690)	(4,734)
Net income	22,780	14,406	100,757	70,284
Net income attributable to noncontrolling interest	(3,599)	(2,326)	(11,228)	(4,584)
Net income attributable to the Company's stockholders	$19,181	$12,080	$89,529	$65,700
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.38	$0.24	$1.79	$1.33
Diluted:
Net income	$0.38	$0.24	$1.77	$1.31
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,367	49,599	49,942	49,410
Diluted	50,867	50,289	50,669	50,097

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statements of Operations Data:
Revenues:
Electricity	71.4%	59.5%	64.6%	64.8%
Product	28.6	40.5	35.4	35.2
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	58.6	60.6	58.0	59.8
Product	71.7	58.3	67.0	57.1
	62.3	59.7	61.2	58.8
Gross profit
Electricity	41.4	39.4	42.0	40.2
Product	28.3	41.7	33.0	42.9
	37.7	40.3	38.8	41.2
Operating expenses:
Research and development expenses	0.5	0.6	0.4	0.4
Selling and marketing expenses	2.3	2.6	2.3	2.4
General and administrative expenses	6.9	10.3	6.3	7.4
Write-off of unsuccessful exploration activities	0.0	0.7	0.0	0.5
Operating income	28.0	26.1	29.8	30.4
Other income (expense):
Interest income	0.2	0.1	0.2	0.2
Interest expense, net	(7.4)	(9.3)	(7.8)	(10.4)
Derivatives and foreign currency transaction gains (losses)	(0.6)	(0.1)	0.4	(0.5)
Income attributable to sale of tax benefits	2.2	1.9	2.7	2.5
Other non-operating expense, net	(1.0)	(3.0)	(0.3)	(1.1)
Income from continuing operations before income taxes and equity in losses of investees	21.3	15.7	24.8	21.0
Income tax provision	(7.0)	(6.5)	(5.4)	(5.9)
Equity in losses of investees, net	0.2	(1.4)	(0.3)	(1.0)
Net income	14.5	7.8	19.1	14.2
Net income attributable to noncontrolling interest	(2.3)	(1.3)	(2.1)	(0.9)
Net income attributable to the Company's stockholders	12.2%	6.5%	17.0%	13.2%

Comparison of the Three Months Ended September 30, 2017 and the Three Months Ended September 30, 2016

Total Revenues

Total revenues for the three months ended September 30, 2017 were $157.2 million, compared to $184.6 million for the three months ended September 30, 2016, which represented a 14.9% decrease from the prior year period. This decrease was attributable to the Product segment, in which revenues decreased by 40.0%, slightly offset by our Electricity segment, in which revenues increased by 2.3% as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2017 were $112.3 million, compared to $109.8 million for the three months ended September 30, 2016, representing a 2.3% increase from the prior period. This slight increase was primarily attributable to: (i) an increase in generation at our Bouillante power plant in Guadeloupe, attributable to the successful improvement of the resource performance and power plant operation; (ii) the commencement of operations of our Platanares power plant in Honduras, effective September 2017, with revenues of $1.6 million for the three months ended September 30, 2017; (iii) an increase in generation at our Puna power plant attributable to the successful improvement of the resource performance and (iv) a $1.4 million generated from our demand response and storage activity. The increase was partially offset by a decrease in generation at some of our power plants that we needed to take offline to address maintenance issues.

Power generation at our power plants decreased by 2.2% from 1,263,916 MWh in the three months ended September 30, 2016 to 1,236,003 MWh in the three months ended September 30, 2017 primarily because of the decrease in generation at some of our power plants, partially offset by the increase in generation at our Puna and Bouillante power plants as well as the commencement of operations of our Platanares power plant in Honduras, as discussed above.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2017 were $44.9 million, compared to $74.8 million for the three months ended September 30, 2016, which represented a 40.0% decrease. The decrease in our Product segment revenues was primarily attributable to a decrease in revenues as a result of completion or near-completion of our contracts for the Cerro Pabellon geothermal power plant in Chile and the Sarulla geothermal power plant in Indonesia, and other projects in Turkey, which were completed during 2016, partially offset by revenue recognition of $34 million in the third quarter 2017 for projects in Turkey that started this year.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2017 was $98.0 million, compared to $110.1 million for the three months ended September 30, 2016, which represented a 11.0% decrease. This decrease was primarily attributable to the decrease in cost of revenues from both our Product segment and Electricity segment. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2017 increased to 62.3% from 59.7% for the three months ended September 30, 2016. This increase was primarily attributable to an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2017 was $65.8 million, compared to $66.5 million for the three months ended September 30, 2016. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2017 was 58.6%, compared to 60.6% for the three months ended September 30, 2016.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2017 was $32.2 million, compared to $43.6 million for the three months ended September 30, 2016, which represented a 26.2% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2017 was 71.7%, compared to 58.3% for the three months ended September 30, 2016. This increase was primarily attributable to additional costs associated with a project in Chile, as well as a different product mix and different margins in the various sales contracts we entered into for the Product segment during these periods.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2017 were $0.7 million, compared to $1.1 million for the three months ended September 30, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2017 were $3.6 million, compared to $4.8 million for the three months ended September 30, 2016. The decrease was primarily attributable to the decrease in Product segment revenues. Selling and marketing expenses for the three months ended September 30, 2017 constituted 2.3% of total revenues for such period, compared to 2.6% for the three months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2017 were $10.9 million, compared to $19.1 million for the three months ended September 30, 2016. The decrease was primarily attributable to $11.0 million expenses in the three months ended September 30, 2016, related to the settlement of the qui tam claim, as described in our current report on Form 8-k filed with the SEC on September 2, 2016. The decrease was partially offset due to general and administrative expenses related to our demand response and storage activity, which we have started on March 15, 2017. General and administrative expenses for the three months ended September 30, 2017 constituted 6.9% of total revenues for such period, compared to 4.4%, excluding the one-time charge of $11.0 million described above, for the three months ended September 30, 2016.

Operating Income

Operating income for the three months ended September 30, 2017 was $44.0 million, compared to $48.2 million for the three months ended September 30, 2016, which represented a 8.8% decrease. The decrease in operating income was primarily attributable to a decrease in Product segment revenues and gross margin, partially offset by a decrease in general and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the three months ended September 30, 2017 was $36.2 million, compared to $23.9 million for the three months ended September 30, 2016. Operating income attributable to our Product segment for the three months ended September 30, 2017 was $7.8 million, compared to $24.3 million for the three months ended September 30, 2016.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2017 was $11.7 million, compared to $17.1 million for the three months ended September 30, 2016. This decrease was primarily attributable to: (i) the repayment, in September 2016, of $250 million of our senior unsecured bonds which bore interest at a fixed rate of 7% per annum, through the issuance of $67 million and $137 million, respectively, of two new series of senior unsecured bonds, which bear interest at an interest rate of 3.7% and 4.45%, respectively;(ii) lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (iii) a $2.1 million decrease related to an increase in interest capitalized to projects, partially offset by the December 2016 issuance of senior secured notes issued by our subsidiary that owns the Don A. Campbell 1 power plant.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains (losses) for the three months ended September 30, 2017 were losses of $1.0 million, compared to $0.2 million losses for the three months ended September 30, 2016. Derivatives and foreign currency transaction gains (losses) for the three months ended September 30, 2017 and 2016, were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction”, “ORTP Transaction” and “Opal Transaction”) for the three months ended September 30, 2017 and 2016 was $3.5 million. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo LLC (Opal Geo) and allocated to the investors in the three months ended September 30, 2017 compared to the value of PTCs and taxable income or loss generated by ORTP and OPC and allocated to the investors in the three months ended September 30, 2016.

Other Non-operating Expense, Net

Other non-operating expense, net for the three months ended September 30, 2017 was $1.6 million, compared to $5.5 million for the three months ended September 30, 2016. Other non-operating expense, net for the three months ended September 30, 2017 includes make whole premium of $1.9 million resulting from the prepayment of $14.3 million aggregate principal amount of our OFC Senior Secured Notes and $11.8 million aggregate principal amount of our DEG loan. Other non-operating expense, net for the three months ended September 30, 2016 includes: (i) prepayment fees of approximately $5.0 million due to the repayment of the senior unsecured bonds in September 2016, as discussed above; and (ii) make whole premium of $0.6 million resulting from the repurchase of $6.8 million aggregate principal amount of our OFC Senior Secured Notes.

Income Taxes

Income tax provision for the three months ended September 30, 2017 was $11.0 million, compared to $12.0 million for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 and September 30, 2016, was 32.9% and 41.3%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended September 30, 2017 is lower than the 35% U.S. federal statutory tax rate mainly due to higher income in Kenya with tax rate of 37.5%, offset partially by (i) a partial valuation allowance release against the Company’s U.S. deferred tax assets as described above offset by withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above; (ii) lower tax rate in Israel of 16% and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in Earnings (Losses) of Investees, Net

    Equity in profits (losses) of investees, net for the three months ended September 30, 2017 was a profit of $0.3 million, compared to a loss of $2.7 million for the three months ended September 30, 2016. Equity in profits (losses) of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended September 30, 2017 was $22.8 million, compared to $14.4 million for the three months ended September 30, 2016, which represents an increase of $8.4 million. This increase in net income was primarily attributable to a decrease of $5.4 million in interest expense, net, and a decrease in other non-operating expense of $4.0 million, offset partially by a decrease in operating income of $4.3 million, all as discussed above.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2017 was $19.2 million, compared to $12.1 million for the three months ended September 30, 2016, which represents an increase of $7.1 million. This increase in net income attributable to the Company’s stockholders was primarily attributable to the increase in net income of $8.4 million as discussed above, partially offset by an increase of $1.3 million in net income attributable to noncontrolling interests.

Comparison of the Nine Months Ended September 30, 2017 and the Nine Months Ended September 30, 2016

Total Revenues

Total revenues for the nine months ended September 30, 2017 were $526.4 million, compared to $496.1 million for the nine months ended September 30, 2016, which represented an 6.1% increase from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 5.6% and 7.0%, respectively, compared to the corresponding period in 2016, as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2017 were $339.8 million, compared to $321.7 million for the nine months ended September 30, 2016, representing a 5.6% increase from the prior year period. This increase was primarily attributable to: (i) the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016, with revenues of $16.1 million for the nine months ended September 30, 2017, compared to $4.1 million for the nine months ended September 30, 2016; (ii) the commencement of our Platanares power plant in Honduras, effective September 2017, with revenues of $1.6 million for the nine months ended September 30, 2017; (iii) an increase in generation at our Puna power plant attributable to successful improvement of the resource performance and (iv) a $2.3 million generated from our demand response and storage activity. The increase was partially offset due to a decrease in generation in some of our power plants that we needed to take offline to address maintenance issues.

Power generation in our power plants increased by 0.8% from 3,962,181 MWh in the nine months ended September 30, 2016 to 3,995,221 MWh in the nine months ended September 30, 2017 primarily because of an increase in generation at our Puna power plant, the consolidation of our Bouillante power plant in Guadeloupe, and the commencement of operations of our Platanares power plant in Honduras, as discussed above, partially offset by a decrease in generation in some of our power plants mainly due to scheduled outages, also discussed above.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2017 were $186.6 million, compared to $174.4 million for the nine months ended September 30, 2016, which represented a 7.0% increase. The increase in our Product segment revenues was primarily attributable to the start of revenue recognition from two new geothermal projects in New Zealand and China on which we started construction in the first quarter of 2017. We recognized approximately $26.1 million and $23.1 million in revenues from these projects, respectively, in the nine months ended September 30, 2017. The total contract price for these projects is $37.7 million and $23.8 million, respectively, and they are scheduled to be completed by the end of 2017. The increase in our Product segment revenues was also attributable to the start of approximately $97.6 million in revenue recognition from our new projects in Turkey, partially offset by other projects in Turkey, which were completed in 2016. The increase was also partially offset by a decrease in revenues as a result of completion or near-completion of our contracts for geothermal projects in Chile and Indonesia (the Sarulla Project).

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2017 was $322.4 million, compared to $291.9 million for the nine months ended September 30, 2016, which represented a 10.4% increase. This increase was attributable to an increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2017 increased to 61.2% from 58.8% for the nine months ended September 30, 2016. This increase was mainly attributable to an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2017 was $197.2 million, compared to $192.4 million for the nine months ended September 30, 2016. This slight increase was primarily attributable to additional cost of revenues from the consolidation of our Bouillante power plant in Guadeloupe, effective July 5, 2016 as well as cost of revenues at the amount of $3.5 million related to our demand response and storage activity. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2017 was 58.0%, compared to 59.8% for the nine months ended September 30, 2016. This decrease was primarily attributable to higher efficiency in some of our operating power plants.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2017 was $125.1 million, compared to $99.5 million for the nine months ended September 30, 2016, which represented a 25.7% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2017 was 67.0%, compared to 57.1% for the nine months ended September 30, 2016. This increase was primarily attributable to additional costs associated with a project in Chile, as well as a different product mix and different margins in the various sales contracts we entered into for the Product segment during these periods.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2017 were $2.4 million, compared to $2.0 million for the nine months ended September 30, 2016.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2017 and 2016 were $12.1 million, in both periods. Selling and marketing expenses for the nine months ended September 30, 2017 constituted 2.3% of total revenues for such period, compared to 2.4% for the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2017 were $33.0 million, compared to $36.6 million for the nine months ended September 30, 2016. The decrease was primarily attributable to $11.0 expenses in the nine months ended September 30, 2016, related to a settlement of the qui tam claim, as described in our current report on Form 8-k filed with the SEC on September 2, 2016, partially offset by $2.1 million charge for stock-based compensation expense associated with the acceleration of the vesting period of the stock options previously held by our CEO and CFO and exercised in connection with the ORIX acquisition of approximately 22% of the shares of the Company; general and administrative expenses from Viridity which was acquired on March 15, 2017; and $1.7 million costs associated with the ORIX transaction and other acquisitions and sales activities in the nine months ended September 30, 2017. General and administrative expenses for the nine months ended September 30, 2017, excluding the one-time charge of $2.1 million, constituted 5.9% of total revenues for such period, compared to 5.2%, excluding the one-time charge of $11.0 million, for the nine months ended September 30, 2016.

Operating Income

Operating income for the nine months ended September 30, 2017 was $156.6 million, compared to $150.7 million for the nine months ended September 30, 2016, which represented a 4.0% increase. The increase in operating income was primarily attributable to the increase in our gross margin in our Electricity segment primarily as a result of the increase in revenues and higher efficiency in some of our operating power plants, and the decrease in general and administrative expenses, as discussed above. The increase was partially offset by a decrease in our gross margin in our Product segment, also discussed above. Operating income attributable to our Electricity segment for the nine months ended September 30, 2017 was $113.2 million, compared to $91.5 million for the nine months ended September 30, 2016. Operating income attributable to our Product segment for the nine months ended September 30, 2017 was $43.4 million, compared to $59.2 million for the nine months ended September 30, 2016.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2017 was $41.2 million, compared to $51.6 million for the nine months ended September 30, 2016. This decrease was primarily attributable to: (i) the repayment, in September 2016, of $250 million of our senior unsecured bonds which bore interest at a fixed rate of 7% per annum, through the issuance of $67 million and $137 million, respectively, of two new series of senior unsecured bonds, which bear interest at an interest rate of 3.7% and 4.45%, respectively;(ii) lower interest expense as a result of principal payments of long term debt and revolving credit lines with banks; and (iii) a $4.0 million decrease related to an increase in interest capitalized to projects, partially offset by the December 2016 issuance of the senior secured notes issued by our subsidiary that owns our Don A. Campbell 1 power plant.

Derivatives and foreign Currency Transaction Gains (losses)

Derivatives and foreign currency transaction gains for the nine months ended September 30, 2017 were $2.0 million, compared to losses of $2.6 million for the nine months ended September 30, 2016. Derivatives and foreign currency transaction gains for the nine months ended September 30, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the nine months ended September 30, 2016 were primarily attributable to losses from futures contracts entered into to reduce our economic exposure to fluctuations in prices of natural gas and oil under our SO#4 and Puna PPA’s which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits to institutional equity investors (as described below under “OPC Transaction”, “ORTP Transaction” and “Opal Transaction”) for the nine months ended September 30, 2017 was $14.0 million, compared to $12.4 million for the nine months ended September 30, 2016. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo and ORTP and allocated to the investors in the nine months ended September 30, 2017 compared to the value of PTCs and taxable income or loss generated by ORTP and OPC and allocated to the investors in the nine months ended September 30, 2016.

Other Non-operating Expense, Net

Other non-operating expense, net for the nine months ended September 30, 2017 was $1.7 million, compared to $5.3 million for the nine months ended September 30, 2016. Other non-operating expense, net for the nine months ended September 30, 2017 includes make whole premium of $1.9 million resulting from the prepayment of $14.3 million aggregate principal amount of our OFC Senior Secured Notes and $11.8 million aggregate principal amount of our DEG Loan (as described above). Other non-operating expense, net for the nine months ended September 30, 2016 includes: (i) prepayment fees of approximately $5.0 million due to the repayment of the senior unsecured bonds in September 2016, as discussed above; and (ii) make whole premium of $0.6 million resulting from the repurchase of $6.8 million aggregate principal amount of our OFC Senior Secured Notes.

Income Taxes

Income tax provision for the nine months ended September 30, 2017 was $28.3 million, compared to $29.4 million for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 and September 30, 2016, was 21.6% and 28.1%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the nine months ended September 30, 2017 is lower than the 35% U.S. federal statutory tax rate due to: (i) a partial valuation allowance release against the Company’s U.S. deferred tax assets as described above offset by withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in Earnings (Losses) of Investees, Net

    Equity in profits (losses) of investees, net for the nine months ended September 30, 2017 was a loss of $1.7 million, compared to $4.7 million for the nine months ended September 30, 2016. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the nine months ended September 30, 2017 was $100.8 million, compared to $70.3 million for the nine months ended September 30, 2016, which represents an increase of $30.5 million. This increase in net income was primarily attributable to a $10.4 million decrease in interest expense, net, an increase in operating income of $6.0 million, an increase of $4.6 million in derivatives and foreign currency transaction gains, and a decrease in other non-operating expense of $3.6 million, all as discussed above.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2017 was $89.5 million, compared to $65.7 million for the nine months ended September 30, 2016, which represents an increase of $23.8 million. This increase was primarily as a result of the increase in net income of $30.5 million as discussed above, partially offset by an increase of $6.6 million in net income attributable to noncontrolling interest.

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

As of September 30, 2017, we had access to (i) $77.2 million in cash and cash equivalents of which $56.2 million is held by our foreign subsidiaries; and (ii) $122.5 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2017 include approximately $106.0 million for capital expenditures on new projects under development or construction, exploration activity, and operating projects, as well as $15.8 million for debt repayment.

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

Although the Company plans to repatriate undistributed earnings related to Ormat Systems to support expected capital expenditure requirements in the U.S. based upon its plans to increase its operations outside of the U.S. it is the Company’s intention to reinvest undistributed earnings of its other foreign subsidiaries and thereby indefinitely postpone their remittance given that the Company requires existing and future cash to fund the anticipated investment and development activities as well as debt service requirements in those jurisdictions. In addition, the Company believes that existing and anticipated cash flows as well as borrowing capacity in the U.S. and cash to be remitted to the U.S. from Ormat Systems will be sufficient to meet its needs in the U.S. If plans change the Company may be required to accrue and pay U.S. taxes to repatriate these funds.

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

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, our subsidiary Ormat Funding Corp. (“OFC”)issued $190.0 million of Senior Secured Notes (“OFC Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and the financing of the acquisition cost of 50% of the Mammoth complex. Principal and interest on the OFC Senior Secured Notes, which had a final maturity on December 30, 2020, were payable semi-annually. The OFC Senior Secured Notes were collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. In September 2017, the Company fully prepaid the outstanding amount of $14.3 million of OFC Senior Secured Notes, plus an additional make-whole premium of $1.3 million.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, our subsidiary OrCal Geothermal Inc. (“OrCal”) issued $165.0 million of Senior Secured Notes (“OrCal Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. Principal and interest on the OrCal Senior Secured Notes, which mature on December 30, 2020, are payable semi-annually. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2017, (the last measurement date of the covenants) the actual historical 12-month debt service coverage ratio was 1.71, and the pro-forma 12-month debt service coverage ratio was 2.56. There was $32.1 million aggregate principal amount of OrCal Senior Secured Notes outstanding as of September 30, 2017.

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

The OFC 2 Senior Secured Notes may be issued in up to six distinct series associated with the phased construction (Phase I and Phase II) of the Jersey Valley, McGinness Hills and Tuscarora geothermal power plants, which are owned by the OFC 2 Issuers. The OFC 2 Senior Secured Notes are rated “BBB” by Standard and Poor’s. The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders, including a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution. As of September 30, 2017, our historical debt service coverage ratio was 2.27 and 2.6, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 2.14 and 1.95, respectively for each of the two six-month periods. The OFC 2 Senior Secured Notes mature on December 31, 2034 and the principal amount thereof is payable in equal quarterly installments. Each series of notes will bear interest at a rate calculated based on a spread over the U.S. Treasury yield curve that will be set at least ten business days prior to the issuance of such series of notes. Interest will be payable quarterly in arrears. The DOE guarantees payment of 80% of principal and interest on the OFC 2 Senior Secured Notes pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended.

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

There was $236.6 million aggregate principal amount of OFC 2 Senior Secured Notes outstanding as of September 30, 2017.

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

The OPIC Loan is comprised of three tranches:

●

Tranche I in an aggregate principal amount of $85.0 million, which matures on December 15, 2030, bears interest at a fixed rate of 6.34% and which was drawn in November 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below under “Full Recourse Third Party Debt”. The remainder of the Tranche I proceeds was used for reimbursement of prior capital expenditures and other corporate purposes. As of September 30, 2017, Tranche I has an outstanding balance of $62.5 million.

●

Tranche II in an aggregate principal amount of $180.0 million, which matures on June 15, 2030 and bears interest at a fixed rate of 6.29%, was used to fund the construction and well field drilling for Plant 2 of the Olkaria III complex. In November 2012 and February 2013, $135.0 million and the remaining $45.0 million, respectively, was drawn under this Tranche II. As of September 30, 2017, Tranche II has an outstanding balance of $135.0 million.

●

Tranche III in an aggregate principal amount of $45.0 million, which matures on December 15, 2030 and bears interest at a fixed rate of 6.12%, was used to fund the construction of Plant 3 of the Olkaria III complex and was drawn down in full in November 2013. As of September 30, 2017, Tranche III has an outstanding balance of $35.6 million.

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

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these covenants will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights; such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of September 30, 2017, the actual historical and projected 12-month debt service coverage ratio was 2.75 and 3.03, respectively.

As of September 30, 2017, $233.1 million of the OPIC Loan was outstanding.

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

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that, among other things, would limit dividends that could be paid to us unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of September 30, 2017, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.84 and 1.71, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of September 30, 2017, $34.1 million of this loan is outstanding.

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

The DAC1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. Under the ORNI 47 Note Purchase Agreement, ORNI 47 may prepay at any time all, or from time to time any part of, the DAC1 Senior Secured Notes in an amount equal to at least $2 million or such lesser amount as may remain outstanding under the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid plus the applicable make-whole amount determined for the prepayment date with respect to such principal amount. Upon the occurrence of a Change of Control (as defined in the ORNI 47 Note Purchase Agreement), ORNI 47 must make an offer to each holder of DAC1 Senior Secured Notes to repurchase all of the holder’s DAC1 Senior Secured Notes at 101% of the aggregate principal amount of DAC1 Senior Secured Notes to be repurchased plus accrued and unpaid interest, if any, on the DAC1 Senior Secured Notes to be repurchased to, but not including, the date of repurchase. Each holder of DAC1 Senior Secured Notes may accept such offer in whole or in part. In certain events, including certain asset sales outside the ordinary course of business, ORNI 47 must make mandatory prepayments of the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents, the ability of ORNI 47 to merge or consolidate with another entity. The ORNI 47 Note Purchase Agreement also contains customary events of default.  In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected Debt Service Coverage Ratio not less than 1.20 for the four fiscal quarterly periods. As of September 30, 2017, the historical and projected Debt Service Coverage Ratio was 1.68 and 1.86, respectively.

 As of September 30, 2017, $89.6 million of DAC1 Senior Secured Notes is outstanding.

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

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of September 30, 2017: (i) the actual 12-month debt to EBITDA ratio was 2.43; (ii) the 12-month debt service coverage ratio was 2.3; and (iii) the distribution leverage ratio was 1.01. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of September 30, 2017, letters of credit in the aggregate amount of $34.6 million remain issued and outstanding under this committed credit agreement with Union Bank.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of September 30, 2017: (i) the actual 12-month debt to EBITDA ratio was 2.43; (ii) the 12-month debt service coverage ratio was 2.3; and (iii) the distribution leverage ratio was 1.01. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of September 30, 2017, letters of credit in the aggregate amount of $25.1 million remain issued and outstanding under this committed credit agreement.

CHUBB Surety Bond. In May 2017, the Company entered into a surety bond agreement (the “Surety Agreement”) with Chubb Limited (“Chubb”) pursuant to which the Company may request that Chubb issue up to an aggregate $200.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required.  There is no expiration date for the Surety Agreement, but it may be terminated by the Company at any time upon twenty days’ prior written notice to Chubb. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of September 30, 2017, Chubb issued a surety bond in the amount of $59.1 million under the Surety Agreement, primarily in in respect of the Company’s obligations under the PPA with SCPPA.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $373.0 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $233.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $140.0 million. The credit agreements mature at the end of March 2018 and July 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the respective bank’s cost of funds plus a margin. As of September 30, 2017, loan balance of $33.9 million was outstanding under these credit agreements.

As of September 30, 2017, letters of credit with an aggregate stated amount of $219.1 million were issued and outstanding under these credit agreements.

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

As of September 30, 2017, committed letters of credit in the aggregate amount of $278.8 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”.

Term Loans. We had a $20.0 million term loan with a group of institutional investors, which matured on August 1, 2017, that was payable in 12 semi-annual installments commencing February 1, 2012, and bore interest at 6-month LIBOR plus 5.0%. On August 1, 2017, the loan was fully paid.

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

Loan Agreement with DEG (The Olkaria III Complex). OrPower 4 entered into a project financing loan (the “DEG Loan”) to refinance its investment in Plant 1 of the Olkaria III complex located in Kenya with a group of European development finance institutions arranged by Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG). The DEG Loan will mature on December 15, 2018, and is payable in 19 equal semi-annual installments. Interest on the loan was variable based on 6-month LIBOR plus 4.0%. We fixed the interest rate on most of the loan at 6.90%. In September 2017, the Company prepaid the outstanding amount of $11.8 million of the DEG Loan, plus an additional prepayment fee of $0.1 million.

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

As of September 30, 2017, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the applicable lenders; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the applicable lenders; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30,2017: (i) total equity was $1,257.4 million and the actual equity to total assets ratio was 50.22% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.54. During the nine months ended September 30, 2017, we distributed interim dividends in an aggregate amount of $16.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts attributable under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of the Company’s (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

As of September 30, 2017, future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks and lease payments under the Puna lease transaction described below, are as follows:

(Dollars in thousands)

Year ending December 31:
2017	$15,838
2018	52,957
2019	55,539
2020	123,093
2021	46,579
Thereafter	593,929
Total	$887,935

Puna Power Plant Lease Transactions

In May 2005, our Hawaiian subsidiary Puna Geothermal Venture (“PGV”), entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased the Puna Power Plant to an unrelated lessor (the “Puna Lessor”) in return for prepaid lease payments in the total amount of $83.0 million. The carrying value of the leased assets as of September 30, 2017 was $26.0 million, net of accumulated depreciation of $34.9 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

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

There are various restrictive covenants under the lease agreement, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $5.9 million and $2.9 million as of September 30, 2017 and December 31, 2016, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

Opal Transaction

On December 16, 2016, Ormat Nevada entered into an equity contribution agreement (the “Equity Contribution Agreement”) with OrLeaf LLC (“OrLeaf”) and JPM Capital Corporation (“JPM”) with respect to Opal Geo. Also on December 16, 2016, OrLeaf, a newly formed limited liability company formed by Ormat Nevada and ORPD LLC, entered into an amended and restated limited liability company agreement of Opal Geo (the “LLC Agreement”) with JPM. The transactions contemplated by the Equity Contribution Agreement and LLC Agreement will allow the Company to monetize PTCs and certain other tax benefits relating to the operation of five geothermal power plants located in Nevada.

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

The Class B membership units have a 5% residual economic interest in OPC, which commences as of the OPC Flip Date. This residual 5% interest represents a noncontrolling interest and is not subject to mandatory redemption or guaranteed payments. The Class B membership units are currently held by Morgan Stanley Geothermal LLC and JPM. As detailed under Note 12 to the financial statements, the OPC Flip Date occurred on May 31, 2017 and Ormat Nevada purchased all of the Class B membership units from JP Morgan and Morgan Stanley on October 31, 2017 for $1.9 million.

ORTP Transaction

On January 24, 2013, Ormat Nevada entered into agreements with JPM under which JPM purchased interests in a newly formed subsidiary of Ormat Nevada, ORTP, entitling JPM to certain tax benefits (such as PTCs and accelerated depreciation) associated with certain geothermal power plants in California and Nevada.

In connection with the transaction, Ormat Nevada transferred the Heber complex, the Mammoth complex, the Ormesa complex, the Steamboat 2 and 3, Burdette (Galena 1) and Brady power plants to ORTP, and sold class B membership units in ORTP to JPM. In connection with the closing, JPM paid approximately $35.7 million to Ormat Nevada and made additional payments to Ormat Nevada of 25% of the value of PTCs generated by the portfolio over time.

Ormat Nevada continued to operate and maintain the power plants. Under the agreements, Ormat Nevada initially received all of the distributable cash flow generated by the power plants, while JPM received substantially all of the Economic Benefits. JPM’s return was limited by the terms of the transaction. Once JPM reached a target after-tax yield on its investment in ORTP (the “ORTP Flip Date”), Ormat Nevada will have received 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis. At any time during the twelve-month period after the end of the fiscal year in which the ORTP Flip Date occurs (but no earlier than the expiration of five years following the date that the last of the power plants was placed in service for purposes of federal income taxes), Ormat Nevada also had the option to purchase JPM’s remaining interest in ORTP at the then-current fair market value. Once Ormat Nevada were to exercise this purchase option, it would become the sole owner of the power plants again. As more detailed under Note 1 to the financial statements, the ORTP Flip Date occurred on March 30, 2017 and the Ormat Nevada purchased all of the Class B membership units from JP Morgan as discussed below.

The Class B membership units entitled the holder to 5.0% (allocation of income and loss) and 2.5% (allocation of cash) residual economic interest in ORTP. The 5.0% and 2.5% residual interest commences on achievement by JPM of a contractually stipulated return that triggers the ORTP Flip Date which occurred on March 30, 2017. On July 10, 2017, Ormat Nevada purchased all of the class B membership interests in ORTP from JPM for $2.4 million. As a result, Ormat Nevada is now the sole owner of economics and voting interests in ORTP and continues to consolidate ORTP in its financial statements.

 Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $6.2 million as of September 30, 2017. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2015:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 3, 2015	$0.06	November 18, 2015	December 2, 2015
February 23, 2016	$0.31	March 15, 2016	March 29, 2016
May 4, 2016	$0.07	May 18, 2016	May 24, 2016
August 2, 2016	$0.07	August 16, 2016	August 30, 2016
November 7, 2016	$0.07	November 21, 2016	December 6, 2016
February 28, 2017	$0.17	March 15, 2017	March 29, 2017
May 8, 2017	$0.08	May 22, 2017	May 31, 2017
August 3, 2017	$0.08	August 15, 2017	August 29, 2017
November 7, 2017	$0.08	November 21, 2017	December 5, 2017

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Net cash provided by operating activities	$166,533	$158,027
Net cash used in investing activities	(261,570)	(125,189)
Net cash used in financing activities	(57,965)	(128,691)
Net change in cash and cash equivalents	(153,002)	(95,853)

For the Nine Months Ended September 30, 2017

Net cash provided by operating activities for the nine months ended September 30, 2017 was $166.5 million, compared to $158.0 million for the nine months ended September 30, 2016. The net increase of $8.5 million was primarily due to higher net income of $100.8 million in the nine months ended September 30, 2017, up from $70.3 million in the nine months ended September 30, 2016. The increase was partially offset by a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $15.2 million in our Product segment in the nine months ended September 30, 2017, compared to $9.7 million in the nine months ended September 30, 2016, as a result of timing in billing of our customers; and by a decrease in accounts payable and accrued expenses of $3.7 million in the nine months ended September 30, 2017, compared to an increase of $10.5 million in the nine months ended September 30, 2016, as a result of timing of payments to our suppliers.

Net cash used in investing activities for the nine months ended September 30, 2017 was $261.6 million, compared to $125.2 million for the nine months ended September 30, 2016. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2017 were: (i) capital expenditures of $177.4 million, primarily for our facilities under construction; (ii) $35.3 million net cash paid for the acquisition of substantially all of the business and assets of VEI; (iii) a net increase of $8.3 million in restricted cash and cash equivalents attributable to the timing of debt repayments; and (iv) an investment in an unconsolidated company of $37.8 million. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2016 were capital expenditures of $108.0 million, primarily for our facilities under construction, and $18.1 million net cash paid for the acquisition of Guadeloupe.

Net cash used in financing activities for the nine months ended September 30, 2017 was $58.0 million, compared to $128.7 million net cash used in financing activities for the nine months ended September 30, 2016. The principal factors that affected the net cash used in financing activities during the nine months ended September 30, 2017 were: (i) the repayment of long-term debt in the amount of $55.2 million; (ii) an $16.6 million cash dividend paid; and (iii) $18.0 million cash paid to noncontrolling interest; and (iv) $14.3 million of cash paid to repurchase our OFC Senior Secured Notes, partially offset by a net increase of $33.9 million against our revolving lines of credit with commercial banks. The principal factors that affected our net cash used in financing activities during the nine months ended September 30, 2016 were: (i) early prepayment of $249.5 million of Senior Unsecured Bonds; (ii) the repayment of long-term debt in the amount of $41.0 million; (iii) a $22.5 million cash dividend paid; and (iv) $17.3 million cash paid to noncontrolling interest; and (v) $6.8 million of cash paid to repurchase our OFC Senior Secured Notes, reduced by $203.5 million net proceeds from the issuance of the Series 2 Bonds and Series 3 Bonds.

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

Adjusted EBITDA for the three and nine months ended September 30, 2017 was $76.4 million and $256.4 million, respectively, compared to $85.4 million and $246.9 million for the three and nine months ended September 30, 2016, respectively.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net cash provided by operating activities	$52,375	$38,454	$166,533	$158,027
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	10,515	15,977	37,186	47,269
Interest income	(255)	(266)	(861)	(831)
Income tax provision	11,003	11,988	28,258	29,387
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	(2,667)	2,259	15,234	(10,178)

EBITDA	70,971	68,412	246,350	223,674
Mark-to-market gains or losses from accounting for derivative	1,663	(1,697)	(800)	797
Stock-based compensation	1,861	1,724	7,204	3,383
Gain on sale of subsidiary and property, plant and equipment	-	(686)	-	(686)
Termination fee	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Loss from extinguishment of liability	1,950	5,780	1,950	5,780
Merger and acquisition transaction costs	-	(412)	1,700	235
Settlement expenses	-	11,000	-	11,000
Write-off of unsuccessful exploration activities	-	1,294	-	2,714
			-
Adjusted EBITDA	$76,445	$85,415	$256,404	$246,897
Net cash used in investing activities	$(67,465)	$(69,900)	$(261,570)	$(125,189)
Net cash provided by (used in) financing activities	$(26,088)	$(71,044)	$(57,965)	$(128,691)

The following table reconciles Net income to EBITDA for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$22,780	$14,406	$100,757	$70,284
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	10,515	15,977	37,186	47,269
Interest income	(255)	(266)	(861)	(831)
Income tax provision	11,003	11,988	28,258	29,387
Depreciation and amortization	26,928	26,307	81,010	77,565
EBITDA	$70,971	$68,412	$246,350	$223,674

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our new strategic plan.

The following is an overview of projects that are fully released for construction:

Sarulla (Indonesia). The project is being constructed in three phases of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. The first phase of the power plant commenced commercial operation on March 17, 2017 and is performing well, demonstrating its ability to produce geothermal power in excess of its design capacity. The second phase of the power plant commenced commercial operation on October 2, 2017. Construction work on the third phase of the power plant is progressing and on schedule although the gathering piping system may face some delays. The Company has achieved all of its contractual milestones under the Supply Agreement. Drilling for the third phase of the power plant is ongoing and the project has achieved to date, based on preliminary estimates, 100% of the required injection capacity and approximately 85% of the required production capacity. The project has missed several milestones under the financing documents, but, in each case, has either already received, or expects to receive in the near future, waivers from the lenders. The project experienced delays in field development and cost overruns resulting from delays and excess drilling costs. Due to the cost overruns in drilling, the lenders may request that the project sponsors contribute additional equity to the project.

The Sarulla project will be owned and operated by the consortium members under the framework of a joint operating contract and energy sales contract. Under the joint operating contract, PT Pertamina Geothermal Energy, the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the energy sales contract, PT PLN, the state electric utility, will be the off-taker at Sarulla for a period of 30 years.

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

Rabitt Hill (Texas). We have a joint development of a 10 MW Rabitt Hill energy storage project located in Georgetown, Texas with Alevo Group SA. (“Alevo”). The project is on hold, as Alevo is currently under Chapter 11.

The following is an overview of projects that are in initial stages of construction:

Dixie Meadows (Nevada). We are currently developing the 15-20 MW Dixie Meadows geothermal power plant in Churchill County, Nevada. Following drilling results we have concluded that injection wells should be located in an area which is currently designated as protected land. We are now petitioning for a change in that designation.

Carson Lake Project. We plan to develop the 20 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We drilled one well in 2016 that did not meet our commercial criteria. However, this well provided us with more data on the resource. We continue with drilling activity and following the results we get we will evaluate the next development steps for the project.

CD 4 Project. We plan to develop 18-20 MW project at the Mammoth complex on primarily BLM leases. We have commenced field development and drilled one production well and one injection well. We expect to sign a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison (SCE) by the end of 2017.

We have estimated approximately $459.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $275.0 million as of September 30, 2017. We expect to invest approximately $72.0 million of such total during the remainder of 2017 and the remaining approximately $112.0 million thereafter.

In addition, we estimate approximately $10.0 million in additional capital expenditures in the remainder of 2017 to be allocated as follows: (i) $8.0 million for maintenance capital expenditures to our operating power plants; and (ii) $2.0 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity. In the aggregate, we estimate our total capital expenditures for the remainder of 2017 will be approximately $82.0 million.

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

As of September 30, 2017, 95.4% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 4.6% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of September 30, 2017, $41.3 million of our long-term debt remained subject to some interest rate risk.

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

We performed a sensitivity analysis on the fair values of our put options on natural gas prices, long-term debt obligations, and foreign currency exchange forward contracts. The put options on natural gas prices and foreign currency exchange forward contracts listed below primarily relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2017 and December 31, 2016 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our new strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2017 and December 31, 2016 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2017	December 31, 2016	September 30, 2017		December 31, 2016		Change in the Fair Value of
	(Dollars in thousands)
Put options on natural gas price	$(46)	$-	$115		$-		NGI futures
Foreign Currency	(4,214)	(4,665)	4,970		4,632		Foreign currency forward contracts
Interest Rate	-	(254)	-		260		Ormat Funding Corp. (“OFC”)
Interest Rate	(232)	(281)	235		284		Orcal Geothermal Inc. (“OrCal”)
Interest Rate	(6,366)	(7,714)	6,624		7,496		OFC 2 LLC (“OFC 2”)
Interest Rate	-	(64)	-		65		Loan from DEG
Interest Rate	(6,757)	(7,667)	7,055		8,039		Loan from OPIC
Interest Rate	(3,598)	(4,351)	3,681		4,472		Senior unsecured bonds
Interest Rate	(1,389)	(1,568)	1,445		1,639		New DEG loan (“DEG 2”)
Interest Rate	(2,467)	(2,749)	2,581		2,890		Don A. Campble (“DAC 1”)
Interest Rate	- (1)	- (1)	-	(1)	-	(1)	Amatitlan Loan
Interest Rate	(162)	(161)	167		167		Other long-term loans

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

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: SCPPA, Kenya Power and Lighting Company (KPLC), Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy). If any of these electric utilities fails to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our new multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

Sierra Pacific Power Company and Nevada Power Company accounted for 16.3% and 14.4% of our total revenues for the three months ended September 30, 2017 and 2016, respectively and 17.4% and 18.6% for the nine months ended September 30, 2017 and 2016, respectively.

SCPPA accounted for 9.1% and 7.7% of our total revenues for the three months ended September 30, 2017 and 2016, respectively and 8.9% and 9.9% for the nine months ended September 30, 2017 and 2016, respectively.

KPLC accounted for 17.6% and 15.1% of our total revenues for the three months ended September 30, 2017 and 2016, respectively and 15.7% and 16.4% for the nine months ended September 30, 2017 and 2016, respectively.

Hyundai (Sarulla geothermal power project) accounted for 0.9% and 24% of the Company’s total revenues for the three months ended September 30, 2017 and 2016, respectively and 4.7% and 14.0% for the nine months ended September 30, 2017 and 2016, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed in our filings pursuant to Rule 13a-15 under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

b. Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

    PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the third quarter of 2017, other than as described below.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that Puna Geothermal Venture comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the County of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the court issued its decision in response to each of the plaintiffs’ and defendants’ motions for summary judgment, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot. On January 23, 2017, the plaintiffs filed a motion requesting that the Intermediate Court of Appeals address appellate jurisdiction, which was denied by the court on April 20, 2017 as premature. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

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

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile on the basis of unjust enrichment. The claim requests that the court order Ormat to pay Aquavant $4.8 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the 11th Civil Court of Santiago, rather than the 27th Civil Court, was found to be the competent court. Plaintiffs appealed to the 11th Civil Court to accept the case as it stood for continued review although not submitted to that court originally, but the court denied the plaintiffs’ request. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against PGV and other presently unknown defendants. On December 12, 2016, the federal district court granted plaintiffs’ motion for joinder of HELCO as a co-defendant, and the case, which had previously been removed to the U.S. District Court for the District of Hawaii, was remanded back to the Third Circuit Court. The amended complaint alleged that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On June 14, 2017, the Third Circuit Court denied HELCO’s motion to dismiss the complaint against HELCO. Discovery is underway. The Company believes that it has valid defenses under law, and intends to defend itself vigorously.

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

Date: November 9, 2017

EXHIBIT INDEX

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