Form 10-Q/A
period 2017-06-30
ORMAT TECHNOLOGIES, INC.
filed 2018-06-19
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Certain Definitions

For convenience purposes in this filing on Form 10-Q/A, all references to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017 originally filed with the Securities and Exchange Commission (“SEC”) on August 8, 2017 (the “Original Filing”) by Ormat Technologies, Inc..

Restatement

As further discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, "Financial Statements" of this Amendment, on May 16, 2018, we concluded that we would restate our previously issued consolidated financial statements as of and for the year ended December 31, 2017 to correct for (i) errors in our income tax provision, primarily related to the Company's ability to utilize Federal tax credits in the United States (“U.S.”) prior to their expiration starting in 2027, and the resulting impact on the Company's deferred tax asset valuation allowance, and (ii) the inappropriate netting of certain deferred income tax assets and deferred income tax liabilities across different tax jurisdictions that was not permissible under U.S. generally accepted accounting principles (“GAAP”). In addition, there were other immaterial prior period errors, including an out-of-period adjustment that had been previously recorded for the correction of an understated liability for unrecognized tax benefits related to intercompany interest. We also concluded that we would revise our previously issued consolidated financial statements as of and for the year ended December 31, 2016 and for the year ended December 31, 2015 to correct for errors in our income tax provision, primarily related to the translation of deferred tax liabilities in a foreign subsidiary. The restatement, for 2017, and revision, for 2016 and 2015, is being effected through the Company’s filing of an amendment on Form 10-K/A for the year ended December 31, 2017. In connection with these restatements and revisions, the Company also recorded adjustments to correct other immaterial tax errors. This decision to restate and revise our previously issued financial statements was approved by, and with the continuing oversight of, the Company’s Board of Directors upon the recommendation of its Audit Committee.

These error corrections also resulted in the restatement, for 2017, and revision, for 2016, of the Company’s previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, respectively, which is being effected through the Company’s filing of this Amendment, and the three and nine months ended September 30, 2017 and 2016, respectively, which restatement and revision has been effected through the Company’s filing of an amendment on Form 10-Q/A for the quarter ended September 30, 2017. The revision of the Company’s previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 will be effected in connection with the Company’s filing of its Form 10-Q for the quarter ended March 31, 2018. The impact of the revision for the quarters ended March 31, 2017 and 2016 is also discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, "Financial Statements" of this Amendment.

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2017. As a result of that reassessment, management has concluded that the Company did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed at that date. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the evaluation of the material weakness, see Part 1, Item 4. "Controls and Procedures" of this Amendment.

i

Amendment

The purpose of this Amendment is to (i) restate the Company’s previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2017; (ii) revise the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and (iii) revise the Company’s condensed consolidated balance sheet as of December 31, 2016, which was derived from the audited consolidated financial statements, which have been revised as described above, but does not include all disclosures required by GAAP, all contained in Part I, Item 1. "Financial Statements" of this Amendment. This Amendment also includes (a) an amended Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the correction of the errors described above, and (b) an amended Part I, Item 4. "Controls and Procedures" to restate the conclusion on the effectiveness of disclosure controls and procedures. Disclosure controls and procedures were deemed effective in the Original Filing on August 8, 2017 and are deemed ineffective as a result of the material weakness described in Part I, Item 4. “Controls and Procedures” of this Amendment. In addition, the Company has updated Note 12 to the condensed consolidated financial statements contained in Part I, Item 1. "Financial Statements" to include disclosure of subsequent events occurring through the date of the filing of this Amendment.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment:

●	Part I, Item 1. Financial Statements
●	Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment.

ii

ORMAT TECHNOLOGIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2017

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017 (As restated)	December 31, 2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$118,390	$230,214
Restricted cash and cash equivalents (primarily related to VIEs)	49,510	34,262
Receivables:
Trade	79,587	80,807
Other	20,128	17,482
Inventories	18,569	12,000
Costs and estimated earnings in excess of billings on uncompleted contracts	59,901	52,198
Prepaid expenses and other	41,151	45,867
Total current assets	387,236	472,830
Investment in an unconsolidated company	13,957	—
Deposits and other	18,125	18,553
Deferred charges	43,598	43,773
Property, plant and equipment, net ($1,449,920 and $1,483,224 related to VIEs, respectively)	1,526,485	1,556,378
Construction-in-process ($159,612 and $120,853 related to VIEs, respectively)	408,939	306,709
Deferred financing and lease costs, net	5,186	3,923
Intangible assets, net	86,986	52,753
Goodwill	20,121	6,650
Total assets	$2,510,633	$2,461,569
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$101,827	$91,650
Short term revolving credit lines with banks (full recourse)	30,000	—
Billings in excess of costs and estimated earnings on uncompleted contracts	17,574	31,630
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	32,608	32,234
Other loans	21,495	21,495
Full recourse	10,673	12,242
Total current liabilities	214,177	189,251
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $8,528 and $9,177, respectively)	334,365	350,388
Other loans (less deferred financing costs of $5,957 and $6,409, respectively)	252,085	261,845
Full recourse:
Senior unsecured bonds (less deferred financing costs of $654 and $755, respectively)	203,678	203,577
Other loans (less deferred financing costs of $1,206 and $1,346, respectively)	52,742	57,063
Investment in an unconsolidated company in excess of accumulated losses	—	11,081
Liability associated with sale of tax benefits	48,810	54,662
Deferred lease income	53,036	54,561
Deferred income tax liabilities	72,311	36,411
Liability for unrecognized tax benefits	6,015	6,444
Liabilities for severance pay	21,025	18,600
Asset retirement obligation	24,267	23,348
Other long-term liabilities	22,823	21,294
Total liabilities	1,305,334	1,288,525
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	5,898	4,772

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 49,910,280 and 49,667,340 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	875,591	869,463
Retained earnings	246,760	215,352
Accumulated other comprehensive loss	(7,325)	(8,175)
Total stockholders' equity attributable to the Company's stockholders	1,115,076	1,076,690
Noncontrolling interest	84,325	91,582
Total equity	1,199,401	1,168,272
Total liabilities, redeemable noncontrolling interest and equity	$2,510,633	$2,461,569

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As restated)	2016	2017 (As restated)	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$111,777	$104,001	$227,553	$211,869
Product	67,587	55,860	141,709	99,586
Total revenues	179,364	159,861	369,262	311,455
Cost of revenues:
Electricity	65,439	62,243	131,475	125,929
Product	43,432	31,822	92,884	55,857
Total cost of revenues	108,871	94,065	224,359	181,786
Gross profit	70,493	65,796	144,903	129,669
Operating expenses:
Research and development expenses	1,050	595	1,652	944
Selling and marketing expenses	4,090	3,668	8,453	7,343
General and administrative expenses	12,201	8,783	22,150	17,532
Write-off of unsuccessful exploration activities	—	863	—	1,420
Operating income	53,152	51,887	112,648	102,430
Other income (expense):
Interest income	362	245	606	565
Interest expense, net	(14,540)	(18,401)	(29,463)	(34,424)
Derivatives and foreign currency transaction gains (losses)	1,703	(4,332)	3,041	(2,370)
Income attributable to sale of tax benefits	4,356	4,519	10,513	8,917
Other non-operating income (expense), net	6	49	(86)	240
Income from continuing operations before income taxes and equity in losses of investees	45,039	33,967	97,259	75,358
Income tax (provision) benefit	(32,765)	(8,515)	(43,769)	(17,594)
Equity in losses of investees, net	(428)	(1,144)	(2,027)	(2,081)
Income from continuing operations	11,846	24,308	51,463	55,683
Net income attributable to noncontrolling interest	(3,206)	(584)	(7,629)	(2,258)
Net income attributable to the Company's stockholders	$8,640	$23,724	$43,834	$53,425
Comprehensive income:
Net income	11,846	24,308	51,463	55,683
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,461	—	1,539	—
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(916)	(1,987)	(347)	(5,166)
Loss in respect of derivative instruments designated for cash flow hedge	45	35	93	70
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(15)	(24)	(39)	(48)
Comprehensive income	12,421	22,332	52,709	50,539
Comprehensive income attributable to noncontrolling interest	(3,613)	(584)	(8,025)	(2,258)
Comprehensive income attributable to the Company's stockholders	$8,808	$21,748	$44,684	$48,281
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.17	$0.48	$0.88	$1.08
Diluted:
Net income	$0.17	$0.47	$0.87	$1.07
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,771	49,456	49,726	49,314
Diluted	50,624	50,137	50,559	49,977
Dividend per share declared	$0.08	$0.07	$0.25	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balances at December 31, 2015	49,107	$49	$849,223	$152,326	$(8,164)	$993,434	$93,873	$1,087,307

Stock-based compensation	—	—	1,659	—	—	1,659	—	1,659
Exercise of options by employees and directors	460	—	5,945	—	—	5,945	—	5,945
Cash paid to non controlling interest	—	—	—	—	—	—	(5,752)	(5,752)
Cash dividend declared, $0.38 per share	—	—	—	(18,998)	—	(18,998)	—	(18,998)
Net income	—	—	—	53,425	—	53,425	2,258	55,683
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	70	70	—	70
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(5,166)	(5,166)	—	(5,166)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $30)	—	—	—	—	(48)	(48)	—	(48)

Balances at June 30, 2016	49,567	$49	$856,827	$186,753	$(13,308)	$1,030,321	$90,379	$1,120,700

Balances at December 31, 2016	49,667	$50	$869,463	$215,352	$(8,175)	$1,076,690	$91,582	$1,168,272

Stock-based compensation	—	—	5,343	—	—	5,343	—	5,343
Exercise of options by employees and directors	243	—	785	—	—	785	—	785
Cash paid to noncontrolling interest	—	—	—	—	—	—	(14,594)	(14,594)
Cash dividend declared, $0.25 per share	—	—	—	(12,426)	—	(12,426)	—	(12,426)
Net income (As restated)	—	—	—	43,834	—	43,834	6,941	50,775
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,143	1,143	396	1,539
Loss in respect of derivative instruments designated for cash flow hedge (As restated)	—	—	—	—	93	93	—	93
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(347)	(347)	—	(347)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	(39)	(39)	—	(39)

Balances at June 30, 2017 (As restated)	49,910	$50	$875,591	$246,760	$(7,325)	$1,115,076	$84,325	$1,199,401

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017 (As restated)	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$51,463	$55,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,082	51,258
Amortization of premium from senior unsecured bonds	—	(154)
Accretion of asset retirement obligation	919	821
Stock-based compensation	5,343	1,659
Amortization of deferred lease income	(1,343)	(1,343)
Income attributable to sale of tax benefits, net of interest expense	(6,844)	(5,076)
Equity in losses of investees	2,027	2,081
Mark-to-market of derivative instruments	(2,462)	(162)
Write-off of unsuccessful exploration activities	—	1,420
Gain on severance pay fund asset	(1,537)	(253)
Deferred income tax provision and deferred charges	34,771	13,254
Liability for unrecognized tax benefits	395	(216)
Deferred lease revenues	(182)	169
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(625)	(10,206)
Costs and estimated earnings in excess of billings on uncompleted contracts	(7,703)	9,861
Inventories	(103)	1,384
Prepaid expenses and other	1,820	(11,007)
Deposits and other	652	(153)
Accounts payable and accrued expenses	(4,636)	1,808
Billings in excess of costs and estimated earnings on uncompleted contracts	(14,056)	9,020
Liabilities for severance pay	2,425	(297)
Other long-term liabilities	(248)	22
Net cash provided by operating activities	114,158	119,573
Cash flows from investing activities:
Net change in restricted cash, cash equivalents and marketable securities	(15,248)	11,498
Capital expenditures	(116,015)	(67,779)
Investment in unconsolidated companies	(27,412)	—
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(35,300)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	(130)	992
Net cash used in investing activities	(194,105)	(55,289)
Cash flows from financing activities:
Proceeds from exercise of options by employees	785	5,945
Proceeds from revolving credit lines with banks	437,500	134,500
Repayment of revolving credit lines with banks	(407,500)	(134,500)
Cash received from noncontrolling interest	2,017	1,972
Repayments of long-term debt	(33,177)	(31,386)
Cash paid to noncontrolling interest	(14,594)	(12,249)
Payments of capital leases	(751)	—
Deferred debt issuance costs	(3,731)	(2,931)
Cash dividends paid	(12,426)	(18,998)
Net cash used in financing activities	(31,877)	(57,647)
Net change in cash and cash equivalents	(111,824)	6,637
Cash and cash equivalents at beginning of period	230,214	185,919
Cash and cash equivalents at end of period	$118,390	$192,556
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$2,338	$(6,956)
Accrued liabilities related to financing activities	$—	$6,128

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2017, the consolidated results of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 and the consolidated cash flows for the six months ended June 30, 2017 and 2016.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated balance sheet data as of December 31, 2016 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2016, but does not include all disclosures required by U.S. GAAP. As discussed in the Explanatory Note to this amended Form 10-Q, the 2016 financial statements will be revised, which revision is being effected through the Company’s filing of an amendment on Form 10-K/A for the year ended December 31, 2017.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Restatement of previously issued condensed consolidated financial statements

As described further in Note 11, in the second quarter of 2017, the Company partially released its valuation allowance against the U.S. deferred tax assets. During the first quarter of 2018, the Company concluded that there were material tax provision and related balance sheet errors in its previously issued financial statements as of and for the three and six months ended June 30, 2017, primarily relating to the Company’s ability to utilize Federal tax credits in the U.S. prior to their expiration starting in 2027, and the resulting impact on the Company’s deferred tax asset valuation allowance. Specifically, the error in the deferred tax asset valuation allowance resulted in an understatement of the income tax provision and an overstatement of net income of $26.4 million and $26.5 million for the three and six months ended June 30, 2017, respectively. As a result of such errors, the Company concluded that the previously issued unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2017 were materially misstated, and, accordingly, has restated these financial statements. Included in such restatement is also the correction of other immaterial tax errors, including an out-of-period adjustment that had been previously recorded for the correction of an understated liability for unrecognized tax benefits related to intercompany interest.

Revision of previously issued condensed consolidated financial statements

The Company had previously identified certain other tax errors, including a prior period error related to the translation of deferred tax liabilities in the Company’s Kenyan subsidiary and an error in the effective tax rate calculation in the first quarter of 2016, which were previously determined to be immaterial and were previously corrected for as out-of-period adjustments in the period of identification.

The Company assessed the materiality of these errors in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Presentation of Financial Statements (“ASC 250”), and concluded that the previously issued unaudited condensed consolidated interim financial statements for the three months ended March 31, 2017 and 2016 and the three and six months ended June 30, 2016 were not materially misstated; however, in order to correctly reflect the immaterial adjustments as described above in the appropriate period, management has elected to revise the affected previously issued financial statements in this Form 10-Q/A filing. As a result, the revised condensed consolidated financial statements for the three and six months ended June 30, 2016 reflect a $0.6 million and $0.2 million increase, respectively, in the tax provision, with a corresponding decrease in net income and comprehensive income. In addition, the revised condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 reflect a $0.1 million increase and a $0.4 million decrease, respectively, in the tax provision, with a corresponding impact to net income and comprehensive income. The impact of the revision as of January 1 and December 31, 2016 was an increase of $3.9 million and decrease of $1.3 million, respectively, to retained earnings, as a result of  certain tax errors originating in periods prior to 2016, primarily related to the error in the determination of the exchange rate used in the translation of deferred tax liabilities in the Company’s Kenyan subsidiary.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effects of the 2017 restatement and the 2016 revision on the line items within the Company's condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017			December 31, 2016
	As originally reported	Adjustments	As Restated	As originally reported	Adjustments	As Revised
Deferred income tax liabilities	$44,113	$28,198	$72,311	$35,382	$1,029	$36,411
Liability for unrecognized tax benefits	6,015	-	6,015	5,738	706	6,444
Total liabilities	1,277,136	28,198	1,305,334	1,286,790	1,735	1,288,525
Retained earnings	274,566	(27,806)	246,760	216,644	(1,292)	215,352
Accumulated other comprehensive loss	(6,933)	(392)	(7,325)	(7,732)	(443)	(8,175)
Total stockholders’ equity attributable to the Company’s stockholders	1,143,274	(28,198)	1,115,076	1,078,425	(1,735)	1,076,690
Total equity	1,227,599	(28,198)	1,199,401	1,170,007	(1,735)	1,168,272

The effects of the 2017 restatement and 2016 revision on the line items within the Company's condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three months ended June 30, 2017			Six months ended June 30, 2017
	As originally reported	Adjustments	As Restated	As originally reported	Adjustments	As Restated
Income tax provision	$(6,369)	$(26,396)	$(32,765)	$(17,255)	$(26,514)	$(43,769)
Income from continuing operations	38,242	(26,396)	11,846	77,977	(26,514)	51,463
Net income attributable to the Company’s stockholders	35,036	(26,396)	8,640	70,348	(26,514)	43,834
Loss in respect of derivative instruments designated for cash flow hedge	20	25	45	42	51	93
Comprehensive income	38,792	(26,371)	12,421	79,172	(26,463)	52,709
Comprehensive income attributable to the Company’s stockholders	35,179	(26,371)	8,808	71,147	(26,463)	44,684
Net income per share attributable to the Company’s stockholders
Basic:	$0.70	$(0.53)	$0.17	$1.41	$(0.53)	$0.88
Diluted:	$0.69	$(0.52)	$0.17	$1.39	$(0.52)	$0.87

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Three months ended June 30, 2016			Six months ended June 30, 2016
	As originally reported	Adjustments	As Revised	As originally reported	Adjustments	As Revised
Income tax provision	$(7,890)	$(625)	$(8,515)	$(17,399)	$(195)	$(17,594)
Income from continuing operations	24,933	(625)	24,308	55,878	(195)	55,683
Net income attributable to the Company’s stockholders	24,349	(625)	23,724	53,620	(195)	53,425
Loss in respect of derivative instruments designated for cash flow hedge	22	13	35	43	27	70
Comprehensive income	22,944	(612)	22,332	50,707	(168)	50,539
Comprehensive income attributable to the Company’s stockholders	22,360	(612)	21,748	48,449	(168)	48,281
Net income per share attributable to the Company’s stockholders
Basic:	$0.49	$(0.01)	$0.48	$1.09	$(0.01)	$1.08
Diluted:	$0.49	$(0.02)	$0.47	$1.07	$-	$1.07

The effects of the 2017 restatement and 2016 revision on the line items within the Company’s condensed consolidated statements of equity for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	As originally reported	Adjustments	As Revised
Balances as of December 31, 2015:
Retained earnings	$148,396	$3,930	$152,326
Accumulated other comprehensive loss	(7,667)	(497)	(8,164)
Total stockholders’ equity attributable to the Company’s stockholders	990,001	3,433	993,434
Total equity	1,083,874	3,433	1,087,307
Net income for the six months ended June 30, 2016	55,878	(195)	55,683
Net income attributable to the Company’s stockholders for the six months ended June 30, 2016	53,620	(195)	53,425
Loss in respect of derivative instruments designated for cash flow hedge for the six months ended June 30, 2016	43	27	70
Balances as of June 30, 2016:
Retained earnings	183,018	3,735	186,753
Accumulated other comprehensive loss	(12,838)	(470)	(13,308)
Total stockholders’ equity attributable to the Company’s stockholders	1,027,056	3,265	1,030,321
Total equity	1,117,435	3,265	1,120,700

	As originally reported	Adjustments	As Restated
Balances as of December 31, 2016:
Retained earnings	$216,644	$(1,292)	$215,352
Accumulated other comprehensive loss	(7,732)	(443)	(8,175)
Total stockholders’ equity attributable to the Company stockholders	1,078,425	(1,735)	1,076,690
Total equity	1,170,007	(1,735)	1,168,272
Net income for the six months ended June 30, 2017	77,289	(26,514)	50,775
Net income attributable to the Company’s stockholders for the six months ended June 30, 2017	70,348	(26,514)	43,834
Loss in respect of derivative instruments designated for cash flow hedge for the six months ended June 30, 2017	42	51	93
Balances as of June 30, 2017:
Retained earnings	274,566	(27,806)	246,760
Accumulated other comprehensive loss	(6,933)	(392)	(7,325)
Total stockholders’ equity attributable to the Company’s stockholders	1,143,274	(28,198)	1,115,076
Total equity	1,227,599	(28,198)	1,199,401

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Although there was no impact to net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities, the effects of the 2017 restatement and the 2016 revision on the line items within the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Six months ended June 30, 2017			Six months ended June 30, 2016
	As previously reported	Adjustments	As Restated	As previously reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$77,977	$(26,514)	$51,463	$55,878	$(195)	$55,683
Deferred income tax provision	8,375	26,396	34,771	13,254	-	13,254
Liability for unrecognized tax benefits	277	118	395	(411)	195	(216)
Net cash provided by operating activities	114,158	-	114,158	119,573	-	119,573

The impacts of the restatement and revision have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.  This resulted in changes to the deferred tax balances, valuation allowance and effective tax rate, together with other disclosures in Note 11.

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

Assertion of permanent reinvestment of foreign unremitted earnings in a subsidiary

During the second quarter of 2017, in conjunction with the (i) final approval of the SCPPA PPA which will require the Company to make significant capital expenditures in the U.S., (ii) the fact that the Company is currently looking for acquisitions in the U.S., and (iii) the acquisition of Viridity for a price of $35.3 million with two additional earn-out payments expected to be made in 2018 and 2021, the Company has re-evaluated its position with respect to a portion of the unrepatriated earnings of Ormat Systems (“OSL”), its fully owned Subsidiary in Israel, and after consideration of the aforementioned change in facts, determined that it can no longer maintain the permanent reinvestment position with respect to a portion of OSL's unrepatriated earnings which will be repatriated to support the Company’s capital expenditures in the U.S. Accordingly, and as further described in Note 11, the permanent reinvestment assertion of foreign unremitted earnings of OSL was reassessed and removed and the related deferred tax assets and liabilities as well as the estimated withholding taxes on expected remittance of OSL earnings to the U.S. were recorded by the Company in the second quarter of 2017 .

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

SCPPA accounted for 8.7% and 10.4% of the Company’s total revenues for the three months ended June 30, 2017 and 2016, respectively, and 8.9% and 11.2% of the Company’s total revenues for the six months ended June 30, 2017 and 2016, respectively.

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six months ended June 30, 2017

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES (Restated)

As further described in Note 1, the Company has restated, for 2017, and revised, for 2016, its previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016. Also as further described in Note 1 and in connection with the closing of the SCPPA PPA portfolio agreement, during the second quarter of 2017, the Company changed its assertion related to permanent reinvestment of foreign unremitted earnings in Ormat Systems, its Israeli fully owned subsidiary. Accordingly, a deferred tax liability in the amount of $110.5 million was recorded which represents the estimated tax impact of future repatriation of the unremitted foreign earning in Ormat Systems at the statutory U.S. tax rate of 35%. Additionally, the Company accrued $53.9 million for the estimated Israeli withholding taxes expected when Ormat Systems remits its earnings to the U.S. The Company also recorded a deferred tax asset in the amount of $109.6 million for foreign tax credits related to taxes already paid by Ormat Systems on such earnings in Israel.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. In prior periods and through March 31, 2017, the Company had maintained a valuation allowance against its net deferred tax asset balance in the U.S. As of March 31, 2017, such valuation allowance was $116.2 million. Based upon new available evidence of the Company’s ability to generate additional taxable income in the U.S. due to the closing of the SCPPA PPA portfolio and the Company’s permanent reinvestment of unremitted earnings assertion change with respect to Ormat Systems Ltd., $35.6 million of valuation allowance was released against the U.S. deferred tax assets, as it is more likely than not that the deferred tax assets will be utilized. However, the Company is maintaining a valuation allowance of $74.6 million against a portion of the U.S. foreign tax credits and state net operating loss that are expected to expire before they can be utilized in future periods.  Additionally, the Company recorded a specific valuation allowance of $6.0 million attributable to current year projected activity as this will need to be held back and recognized throughout the year as current year income is earned for a total valuation allowance of $80.6 million as of June 30, 2017. This valuation allowance is based upon management’s estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes that the estimate is adequate. However, the amount of deferred tax asset considered realizable could change in the near term if estimates which require significant judgment of future taxable income during the carryforward period are increased or decreased.  Accordingly, the estimated valuation allowance is continually reviewed and as adjustments to the valuation allowance become necessary, such adjustments will be reflected in current earnings.

The Company’s effective tax rate for the three months ended June 30, 2017 and 2016 was 72.7% and 25.1%, respectively, and 45.0% and 23.3% for the six months ended June 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate of 35% for the six months ended June 30, 2017 due to: (i) withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets (iii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iv) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras. The effect of the tax credit and tax exemption for the three months ended June 30, 2017 and 2016 was $0.8 million and $1.1 million, respectively, and for the six months ended June 30, 2017 and 2016 was $1.7 million and $2.3 million, respectively.

As described above, the Company recorded a partial valuation allowance against the Company’s foreign tax credits and state net operating loss that are expected to expire before they can be utilized in future periods. As of December 31, 2016, the Company had Federal NOL carryforwards of approximately $331.5 million, which expire between 2029 and 2036, and state NOL carryforwards of approximately $231.1 million, which expire between 2018 and 2036 which are available to reduce future taxable income. The Company's production tax credits (“PTCs”) in the amount of $83.2 million at December 31, 2016 are available for a 20-year period and expire between 2026 and 2036.

The total amount of undistributed earnings of foreign subsidiaries related to Ormat Systems for income tax purposes was approximately $367 million at December 31, 2016. Although the Company plans to repatriate undistributed earnings related to Ormat Systems to support expected capital expenditure requirements in the U.S., based upon its plans to increase its operations outside of the U.S., it is the Company’s intention to reinvest undistributed earnings of its other foreign subsidiaries and thereby indefinitely postpone their remittance, given that the Company requires existing and future cash to fund the anticipated investment and development activities as well as debt service requirements in those jurisdictions. In addition, the Company believes that existing and anticipated cash flows as well as borrowing capacity in the U.S. and cash to be remitted to the U.S. from Ormat Systems will be sufficient to meet its needs in the U.S. Accordingly, no provision has been made for foreign withholding taxes or U.S. income taxes with respect to its foreign subsidiaries, other than Ormat Systems, which may become payable if undistributed earnings of foreign subsidiaries were paid as dividends to the Company. The additional taxes on that portion of undistributed earnings in those other jurisdictions which is available for dividends are not practicably determinable. If plans change, the Company may be required to accrue and pay U.S. taxes to repatriate these funds.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company is subject to income taxes in the U.S. (federal and state) and in numerous foreign jurisdictions. Significant judgment is required in evaluating tax positions and determining the position for income taxes. Reserves are established to tax-related uncertainties based on estimates of whether, and the extent to which additional taxes will be due. As of June 30, 2017, the Company is unaware of any potentially significant uncertain tax positions for which a reserve has not been established.

As previously reported by the Company, the Kenya Revenue Authority (“KRA”) conducted an audit related to the Company’s operations in Kenya for fiscal years 2012 and 2013. On June 20, 2017, the Company signed a Settlement Agreement with the KRA (the “Settlement Agreement”) under which it paid approximately $2.6 million in principal for full settlement of all claims raised by the KRA during the audit. The principal amount that was paid in June 2017 was recorded as an addition to the cost of the power plants and is qualified for investment deduction at 150% under the terms of the Settlement Agreement. Additionally, as per the Settlement Agreement, the Company submitted a request for waiver on the applied interest in the amount of approximately $1.2 million, for which the Company recorded a provision to cover such a potential exposure.

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

Events subsequent to original issuance of financial statements

Cash dividend

On November 7, 2017, the Board declared, approved and authorized payment of a quarterly dividend of $4.0 million ($0.08 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 21, 2017, payable on December 5, 2017.

On March 1, 2018, the Company’s Board declared, approved and authorized payment of a quarterly dividend of $11.5 million ($0.23 per share) to all holders of the Company’s issued and outstanding shares of common stock on March 14, 2018, payable on March 29, 2018.

On May 7, 2018, the Board declared, approved and authorized payment of a quarterly dividend of $5.1 million ($0.10 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 21, 2018, payable on May 30, 2018.

Compliance with financial covenants

In relation to covenants in certain debt facilities, which require timely filing of quarterly financial statements, the Company received waivers from each of its and its subsidiaries’ lenders as follows:

●

The Company received waivers extending the period required to file the quarterly condensed consolidated financial statements for the three months ended March 31, 2018 for all debt facilities with a May 30, 2018 filing deadline.  The Company subsequently filed such financial statements within the period provided by the waivers.

●

The deeds of trust governing the Company’s series 2 and series 3 senior unsecured bonds contain a June 14, 2018 filing deadline for the quarterly condensed consolidated financial statements for the three months ended March 31, 2018. Nevertheless, the failure to file is not a default under the bonds and the bonds are not accelerated unless a majority of bondholders votes to take action to accelerate the maturity date of the bonds, which did not occur prior to the late filing of the Form 10-Q for the quarter ended March 31, 2018.  However, since the ability of the bondholders to accelerate may trigger a cross default under certain of the Company other debt facilities, the Company received waivers of any potential cross default under those facilities.

Following the filing of such condensed consolidated financial statements and the filing of the restated consolidated financial statements for the fiscal year ended December 31, 2017 and the restated condensed consolidated financial statements for the second and third quarters of 2017, the Company believes that it and its subsidiaries are in compliance with the reporting covenants and all other covenants under their debt facilities.

Legal proceedings

On May 21, 2018, a motion to certify a class action was filed in the Tel Aviv District Court (Economic Division) entitled Heit vs Ormat Technologies, Inc. et al (C.A. 44366-05-18).  The motion purports that the Company and eleven of its officers and directors misled investors by asserting in its financial statements that it maintains effective internal controls over its accounting policies and procedures, and demands payment of 93 million Shekels (approximately $26 million) to compensate persons who purchased Company shares between August 3, 2017 and May 13, 2018.  The Company believes that it has valid defenses under law and intends to defend itself vigorously. Pending resolution of the putative class action filed in the United States and described below, the Company intends to seek a stay of the proceedings in relation to the claim filed in the Tel Aviv District Court.

On June 11, 2018, a putative class action on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer.  The complaint asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act, as amended and Rule 10b-5 there under Section 20(a) of the Exchange Act, as amended.  The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. The Company has not yet responded to the complaints. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

Tungsten Mountain partnership transaction

On May 17, 2018, one of the Company’s wholly-owned subsidiaries that indirectly owns the 26 MW Tungsten Mountain Geothermal power plant entered into a partnership agreement with a private investor. Under the transaction documents, the private investor acquired membership interests in the Tungsten Mountain Geothermal power plant project for an initial purchase price of approximately $33.4 million and for which it will pay additional installments that are expected to amount to approximately $13 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant.

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to the Company’s 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area.  While the Company has taken steps to secure the Puna facilities, including, among others, taking electricity generation offline and placing physical barriers around, and protective coverings over, the geothermal wells, and has evacuated non-essential personnel at the power plant and removed all pentane from the site, it is still assessing the impact of the volcanic eruption and seismic activity on the Puna facilities. The approaching lava covered the wellheads of three geothermal wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig were burned due to the approaching lava. The damages are expected to be covered by the Company’s insurance policies. The net book value of the Puna property, plant and equipment is approximately $109 million. The Company cannot currently estimate when the lava flow will stop nor when it will be able to assess all of the damages. Any significant physical damage to, or extended shut-down of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on the Company’s business and results of operations. The Company continues to monitor the condition of the Puna facilities, coordinate with HELCO and local authorities, and is taking steps to both further secure the power plant and restore its operations as soon as it is safe to do so. In addition, the Company will be assessing the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required.

Platanares loan

On April 30, 2018, the Company, through its wholly owned subsidiary, and the Overseas Private Investment Corporation (“OPIC”), an agency of the United States Government, signed a finance agreement for non-recourse project financing totaling up to $124.7 million for the 35 MW Platanares geothermal power plant in Honduras. The loan may be funded to Platanares in up to three total disbursements and will have a final maturity of approximately 14 years. Closing and disbursements of the loan are subject to customary conditions for funding, which the Company expects to satisfy by the end of the second quarter of 2018. Upon closing, the interest rate on the loan will be determined, and is expected to be between 6.75% and 7.25% based on the current estimates for U.S. Treasury and for the additional spread on OPIC certificates of participation.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

U.S. Geothermal transaction

On April 24, 2018, the Company completed its previously announced acquisition of U.S. Geothermal Inc. ("USG"). The total cash consideration (exclusive of transaction expenses) was approximately $110 million, comprising approximately $106 million funded from available cash of Ormat Nevada Inc. (to acquire the outstanding shares of common stock of USG) and approximately $4 million funded from available cash of USG (to cash-settle outstanding in-the-money options for common stock of USG). As a result of the acquisition, USG became an indirect wholly owned subsidiary of Ormat, and Ormat indirectly acquired, among other things, interests held by USG and its subsidiaries in:

●	three operating power plants at Neal Hot Springs, Oregon, San Emidio, Nevada and Raft River, Idaho with a total net generating capacity of approximately 38 MW; and
●

development assets which include a project at the Geysers, California; a second phase project at San Emidio, Nevada; a greenfield project in Crescent Valley, Nevada; and the El Ceibillo project located near Guatemala City, Guatemala.

The Company accounted for the transaction in accordance with ASC 805, Business Combinations and following the transaction, the Company will consolidate USG in accordance with ASC 810, Consolidation. Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The Company expects that the adoption of ASU 2017-01, Business Combinations, as further described under Note 2 to the consolidated financial statements, would not have an effect on the U.S. Geothermal transaction.

The Company deemed the transaction to not meet the significant subsidiary threshold and as a result did not provide additional pro-forma and other related information, that otherwise would have been required.

Migdal Senior Unsecured Loan

On March 22, 2018, the Company entered into a definitive loan agreement (the "Migdal Loan Agreement") with Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., all entities within the Migdal Group, a leading insurance company and institutional investor in Israel. The Migdal Loan Agreement provides for a loan by the lenders to the Company in an aggregate principal amount of $100 million (the “Migdal Loan”). The Migdal Loan will be repaid in 15 semi-annual payments of $4.2 million each, commencing on September 15, 2021, with a final payment of $37 million on March 15, 2029. The Migdal Loan bears interest at a fixed rate of 4.8% per annum, payable semi-annually, subject to adjustment in certain circumstances as described below.

 The Migdal Loan is subject to early redemption by the Company prior to maturity from time to time (but not more frequently than once per quarter) and at any time in whole or in part, at a redemption price set forth in the Migdal Loan Agreement. If the rating of the Company is downgraded to "ilA-", by Standard and Poor’s Global Ratings Maalot Ltd. (“Maalot”), the interest rate applicable to the Migdal Loan will be increased by 0.50%. If the rating of the Company is further downgraded to a lower level, the interest rate applicable to the Migdal Loan will be increased by 0.25% for each additional downgrade. In no event will the cumulative increase in the interest rate applicable to the Migdal Loan exceed 1% regardless of the cumulative rating downgrade. A subsequent upgrade or reinstatement of a rating by Maalot will reduce the interest rate applicable to the Migdal Loan by 0.25% for each upgrade (but in no event will the interest rate applicable the Migdal Loan fall below the base interest rate of 4.8%). Additionally, if the ratio between short-term and long-term debt to financial institutions and bondholders, deducting cash and cash equivalents to EBITDA is equal to or higher than 4.5, the interest rate on all amounts then outstanding under the Migdal Loan shall be increased by 0.5% per annum over the interest rate then-applicable to the Migdal Loan.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Migdal Loan constitutes senior unsecured indebtedness of the Company and will rank equally in right of payment with any existing and future senior unsecured indebtedness of the Company, and effectively junior to any existing and future secured indebtedness, to the extent of the security therefore.

The Migdal Loan Agreement includes various affirmative and negative covenants, including a covenant that the Company maintain (i) a debt to adjusted EBITDA ratio below 6, (ii) a minimum equity amount (as shown on its consolidated financial statements, excluding noncontrolling interests) of not less than $650 million, and (iii) an equity attributable to Company's stockholders to total assets ratio of not less than 25%. In addition, the Migdal Loan Agreement restricts the Company from making dividend payments if its equity falls below $800 million and otherwise restricts dividend payments in any one year to not more than 50% of the net income of the Company of such year as shown on the Company’s consolidated annual financial statements as long as any of the Company's bonds issued in Israel prior to March 27, 2018 remain outstanding. The Migdal Loan Agreement includes other customary affirmative and negative covenants and events of default.

Tungsten Mountain

On December 13, 2017, the Company announced that the 24 MW Tungsten Mountain geothermal power plant (“Tungsten Mountain”) located in Churchill County, Nevada, began commercial operation on December 1, 2017. Tungsten Mountain will sell its power under the 26-year power purchase agreement (“PPA”), dated as of October 20, 2016, between the Company’s wholly owned subsidiary ONGP, LLC and SCPPA (the “ONGP Portfolio PPA”), which was announced in June 2017. In accordance with the agreement, SCPPA resells the entire output of the plant to LADWP. The power plant is expected to generate approximately $15 million in average annual revenue for the Company. The Tungsten Mountain geothermal power plant utilizes the Company’s latest turbine design and contains the largest OEC ever installed.  The new and innovative turbine design will increase the OEC’s efficiency, capacity, and availability.

Platanares geothermal power plant

On September 26, 2017, the Company announced that its 35 MW Platanares geothermal project in Honduras commenced commercial operation. The Company constructed the Platanares geothermal project under a Build, Operate, and Transfer (“BOT”) contract with ELCOSA, a privately owned Honduran energy company. The Company will operate the project for 15 years from commercial operation date (COD). Platanares sells its power under a 30-year power purchase agreement with the national utility of Honduras, ENEE. A portion of the land on which the project is located at is held by us through a lease from a local municipality.  Because the term of the lease exceeds the term in office of the relevant municipal government, it remains subject to an additional approval of the Honduran Congress in order to be fully valid.  The Company has commenced the necessary steps to obtain such approval but the current elections in Honduras may result in a delay in obtaining such approval.

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

Deutsche Investitions-und Entwicklungsgesellschaft mbH ("DEG") Loan prepayment

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT AND REVISION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”), amends and restates the Company’s unaudited condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three and six months ended and as of June 30, 2017 and revises the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and revises the condensed consolidated balance sheet as of December 31, 2016, to reflect the correction of certain errors discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, "Financial Statements". Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements and revisions.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q/A includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections of annual revenues, expenses and debt service coverage with respect to our debt securities, future capital expenditures, business strategy, competitive strengths, goals, development or operation of generation assets, market and industry developments and the growth of our business and operations, are forward-looking statements. When used in this quarterly report on Form 10-Q/A, the words “may”, “will”, “could”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “projects”, “potential”, or “contemplate” or the negative of these terms or other comparable terminology are intended to identify forward-looking statements, although not all forward-looking statements contain such words or expressions. The forward-looking statements in this quarterly report are primarily located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, and “Notes to Condensed Consolidated Financial Statements”, but are found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s current estimates and projections of future results or trends. Although we believe that our plans and objectives reflected in or suggested by these forward-looking statements are reasonable, we may not achieve these plans or objectives. You should read this quarterly report on Form 10-Q/A completely and with the understanding that actual future results and developments may be materially different from what we expect attributable to a number of risks and uncertainties, many of which are beyond our control.

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

Results of Operations

The following table sets forth our historical operating results for the periods ended and at the dates indicated. We have derived the financial data for the three and six-months ended June 30, 2017 and 2016 from our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this quarterly report. Such unaudited condensed consolidated financial data reflects the correction of certain prior period errors related to income taxes, as more fully described in Note 1 to our unaudited condensed consolidated financial statements, which resulted in the restatement and revision of our financial statements as described therein.

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility primarily as a result of (i) our recent construction or disposition of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenues from our Product segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As restated)	2016	2017 (As restated)	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$111,777	$104,001	$227,553	$211,869
Product	67,587	55,860	141,709	99,586
	179,364	159,861	369,262	311,455
Cost of revenues:
Electricity	65,439	62,243	131,475	125,929
Product	43,432	31,822	92,884	55,857
	108,871	94,065	224,359	181,786
Gross profit
Electricity	46,338	41,758	96,078	85,940
Product	24,155	24,038	48,825	43,729
	70,493	65,796	144,903	129,669
Operating expenses:
Research and development expenses	1,050	595	1,652	944
Selling and marketing expenses	4,090	3,668	8,453	7,343
General and administrative expenses	12,201	8,783	22,150	17,532
Write-off of unsuccessful exploration activities	—	863	—	1,420
Operating income	53,152	51,887	112,648	102,430
Other income (expense):
Interest income	362	245	606	565
Interest expense, net	(14,540)	(18,401)	(29,463)	(34,424)
Derivatives and foreign currency transaction gains (losses)	1,703	(4,332)	3,041	(2,370)
Income attributable to sale of tax benefits	4,356	4,519	10,513	8,917
Other non-operating income (expense), net	6	49	(86)	240
Income from continuing operations before income taxes and equity in losses of investees	45,039	33,967	97,259	75,358
Income tax provision	(32,765)	(8,515)	(43,769)	(17,594)
Equity in losses of investees, net	(428)	(1,144)	(2,027)	(2,081)
Net income	11,846	24,308	51,463	55,683
Net income attributable to noncontrolling interest	(3,206)	(584)	(7,629)	(2,258)
Net income attributable to the Company's stockholders	$8,640	$23,724	$43,834	$53,425
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.17	$0.48	$0.88	$1.08
Diluted:
Net income	$0.17	$0.47	$0.87	$1.07
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,771	49,456	49,726	49,314
Diluted	50,624	50,137	50,559	49,977

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As restated)	2016	2017 (As restated)	2016
Statements of Operations Data:
Revenues:
Electricity	62.3%	65.1%	61.6%	68.0%
Product	37.7	34.9	38.4	32.0
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	58.5	59.8	57.8	59.4
Product	64.3	57.0	65.5	56.1
	60.7	58.8	60.8	58.4
Gross profit
Electricity	41.5	40.2	42.2	40.6
Product	35.7	43.0	34.5	43.9
	39.3	41.2	39.2	41.6
Operating expenses:
Research and development expenses	0.6	0.4	0.4	0.3
Selling and marketing expenses	2.3	2.3	2.3	2.4
General and administrative expenses	6.8	5.5	6.0	5.6
Write-off of unsuccessful exploration activities	0.0	0.5	0.0	0.5
Operating income	29.6	32.5	30.5	32.9
Other income (expense):
Interest income	0.2	0.2	0.2	0.2
Interest expense, net	(8.1)	(11.5)	(8.0)	(11.1)
Derivatives and foreign currency transaction gains (losses)	0.9	(2.7)	0.8	(0.8)
Income attributable to sale of tax benefits	2.4	2.8	2.8	2.9
Other non-operating income (expense), net	0.0	0.0	(0.0)	0.1
Income from continuing operations before income taxes and equity in losses of investees	25.1	21.2	26.3	24.2
Income tax provision	(18.3)	(5.3)	(11.9)	(5.6)
Equity in losses of investees, net	(0.2)	(0.7)	(0.5)	(0.7)
Net income	6.6	15.2	13.9	17.9
Net income attributable to noncontrolling interest	(1.8)	(0.4)	(2.1)	(0.7)
Net income attributable to the Company's stockholders	4.8%	14.8%	11.9%	17.2%

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

Income Taxes

Income tax provision for the three months ended June 30, 2017 was $32.8 million, compared to $8.5 million for the three months ended June 30, 2016. Our effective tax rate for the three months ended June 30, 2017 and June 30, 2016, was 72.7% and 25.1%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended June 30, 2017 is higher than the 35% U.S. federal statutory tax rate due to: (i) withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets (iii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iv) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in losses of investees, net

Equity in losses of investees, net for the three months ended June 30, 2017 was $0.4 million, compared to $1.1 million for the three months ended June 30, 2016. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended June 30, 2017 was $11.8 million, compared to $24.3 million for the three months ended June 30, 2016, which represents a decrease of $12.5 million. This decrease in net income was primarily attributable to an increase of $6.0 million in derivatives and foreign currency transaction gains, a $3.9 million decrease in interest expense, net, offset by an increase in income tax provision of $24.3 million, all as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended June 30, 2017 was $8.6 million, compared to $23.7 million for the three months ended June 30, 2016, which represents a decrease of $15.1 million. This decrease in net income attributable to the Company’s stockholders was primarily attributable to the decrease in net income of $12.5 million as discussed above, and an increase of $2.6 million in net income attributable to noncontrolling interests, primarily as a result of the closing of a follow-up sale of a 36.75% equity interest in the second phase of the Don A. Campbell power plant to Northleaf Geothermal Holdings, LLC ("Northleaf") in November 2016.

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

Income Taxes

Income tax provision for the six months ended June 30, 2017 was $43.8 million, compared to $17.6 million for the six months ended June 30, 2016. Our effective tax rate for the six months ended June 30, 2017 and June 30, 2016, was 45.0% and 23.3%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the six months ended June 30, 2017 is higher than the 35% U.S. federal statutory tax rate due to: (i) withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets (iii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iv) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in losses of investees, net

    Equity in losses of investees, net for the six months ended June 30, 2017 was $2.0 million, compared to $2.1 million for the six months ended June 30, 2016. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the six months ended June 30, 2017 was $51.5 million, compared to $55.7 million for the six months ended June 30, 2016, which represents a decrease of $4.2 million. This decrease in net income was primarily attributable to the increase in operating income of $10.2 million, an increase of $5.4 million in derivatives and foreign currency transaction gains, and a $5.0 million decrease in interest expense, net, offset by an increase in income taxes of $26.2 million, all as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2017 was $43.8 million, compared to $53.4 million for the six months ended June 30, 2016, which represents a decrease of $9.6 million. This decrease was primarily as a result of the decrease in net income of $4.2 million as discussed above and an increase of $5.4 million in net income attributable to noncontrolling interest primarily attributable to the closing of a follow-up sale of a 36.75% equity interest in the second phase of the Don A. Campbell power plant to Northleaf in November 2016.

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

As of June 30, 2017, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the applicable lenders; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the applicable lenders; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30,2017: (i) total equity was $1,199.4 million and the actual equity to total assets ratio was 47.8% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.53. During the six months ended June 30, 2017, we distributed interim dividends in an aggregate amount of $12.4 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts attributable under each such agreement.

As described above, as of June 30, 2017, we were in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of the Company’s (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or operations.

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

For the Six Months Ended June 30, 2017

Net cash provided by operating activities for the six months ended June 30, 2017 was $114.2 million, compared to $119.6 million for the six months ended June 30, 2016. The net decrease of $5.4 million was primarily attributable to: a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $21.8 million in our Product segment in the six months ended June 30, 2017, compared to an increase of $18.9 million in the six months ended June 30, 2016, as a result of timing in billing of our customers. The decrease was partially offset by a decrease in receivables of $0.6 million in the six months ended June 30, 2017, compared to $10.2 million in the six months ended June 30, 2016, as a result of timing of collection from our customers.

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

Adjusted EBITDA for the three and six months ended June 30, 2017 was $88.1 million and $180.0 million, respectively, compared to $81.2 million and $161.5 million for the three and six months ended June 30, 2016, respectively.

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As restated)	2016	2017 (As restated)	2016

Net cash provided by operating activities	$42,695	$92,529	$114,158	$119,573
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	13,266	17,165	26,671	31,292
Interest income	(362)	(245)	(606)	(565)
Income tax provision	32,765	8,515	43,769	17,594
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	(3,826)	(43,144)	(8,613)	(12,632)

EBITDA	84,538	74,820	175,379	155,262
Mark-to-market gains or losses from accounting for derivative	(940)	4,240	(2,463)	2,494
Stock-based compensation	3,630	817	5,343	1,659
Gain on sale of subsidiary and property, plant and equipment	-	-	-	-
Termination fee	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Loss from extinguishment of liability	-		-
Merger and acquisition transaction costs	900	500	1,700	647
Settlement expenses	-	-	-	-
Write-off of unsuccessful exploration activities	-	863	-	1,420

Adjusted EBITDA	$88,128	$81,240	$179,959	$161,482
Net cash used in investing activities	$(65,367)	$(10,669)	$(194,105)	$(55,289)

Net cash provided by (used in) financing activities	$(33,076)	$(37,802)	$(31,877)	$(57,647)

The following table reconciles Net income to EBITDA for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (As restated)	2016	2017 (As restated)	2016

Net income	$11,846	$24,308	$51,463	$55,683
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	13,266	17,165	26,671	31,292
Interest income	(362)	(245)	(606)	(565)
Income tax provision	32,765	8,515	43,769	17,594
Depreciation and amortization	27,023	25,077	54,082	51,258
EBITDA	$84,538	$74,820	$175,379	$155,262

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

SCPPA accounted for 8.7% and 10.4% of our total revenues for the three months ended June 30, 2017 and 2016, respectively and 8.9% and 11.2% for the six months ended June 30, 2017 and 2016, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q/A is hereby incorporated by reference.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, in the original report on Form 10-Q filed on August 8, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Subsequent to the evaluation made in connection with the original Form 10-Q filed on August 8, 2017, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017 because of the material weakness in our internal control over financial reporting which existed at that date and is discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our original report on Form 10-Q filed on August 8, 2017, we did not disclose the existence of any material weaknesses in internal control over financial reporting. Subsequent to that evaluation, the Company determined the following material weakness existed as of June 30, 2017:

In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes. As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, which is being effected through the Company’s filing of this Amendment, the three and nine months ended September 30, 2017, which will be effected through the Company’s filing of an amendment on Form 10-Q/A for the quarter ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017 which will be effected through the Company’s filing of an amendment on Form 10-K/A for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting as of June 30, 2017.

b. Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the second quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Name: Doron Blachar
Title: Chief Financial Officer

Date: June 19, 2018

EXHIBIT INDEX

Exhibit No.	Document
3.1 +	Third Amended and Restated Certificate of Incorporation of Ormat Technologies, Inc. filed herewith.
3.2

Fourth Amended and Restated By-laws, incorporated by reference to Exhibit 3.2 to Ormat Technologies, Inc. Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2013.

31.1 **	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2 **	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1 **	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2 **	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.IN*	XBRL Instance Document.
101.SC*	XBRL Taxonomy Extension Schema Document.
101.CA*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	XBRL Taxonomy Extension Presentation Linkbase Document.

**	Filed herewith.
+	Filed with the original filing on Form 10-Q for the quarterly period ended June 30, 2017 (File No. 001-32347) filed on August 8, 2017.