Form 10-Q/A
period 2017-09-30
ORMAT TECHNOLOGIES, INC.
filed 2018-06-19
CIK 1296445

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017 originally filed with the Securities and Exchange Commission (“SEC”) on November 9, 2017 (the “Original Filing”) by Ormat Technologies, Inc. (the "Company").

Restatement

As further discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, "Financial Statements" of this Amendment, on May 16, 2018, we concluded that we would restate our previously issued consolidated financial statements as of and for the year ended December 31, 2017 to correct for (i) errors in our income tax provision, primarily related to the Company’s ability to utilize Federal tax credits in the United States (“U.S.”) prior to their expiration starting in 2027, and the resulting impact on the Company’s deferred tax asset valuation allowance, and (ii) the inappropriate netting of certain deferred income tax assets and deferred income tax liabilities across different tax jurisdictions that was not permissible under  U.S. generally accepted accounting principles (“GAAP”). In addition, there were other immaterial prior period errors, including an  out-of-period adjustment that had been previously recorded for the correction of an understated liability for unrecognized tax benefits related to intercompany interest. We also concluded that we would revise our previously issued consolidated financial statements as of and for the year ended December 31, 2016 and for the year ended December 31, 2015 to correct for errors in our income tax provision, primarily related to the translation of deferred tax liabilities in a foreign subsidiary. The restatement, for 2017, and revision, for 2016 and 2015, is being effected through the Company’s filing of an amendment on Form 10-K/A for the year ended December 31, 2017. In connection with these restatements and revisions, the Company also recorded adjustments to correct other immaterial tax errors. This decision to restate and revise our previously issued financial statements was approved by, and with the continuing oversight of, the Company’s Board of Directors upon the recommendation of its Audit Committee.

These error corrections also resulted in the restatement, for 2017, and revision, for 2016, of the Company’s previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, respectively, which has been effected through the Company’s filing of an amendment on Form 10-Q/A for the quarter ended June 30, 2017, and the three and nine months ended September 30, 2017 and 2016, respectively, which is being effected through the Company’s filing of this Amendment. The revision of the Company’s previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 will be effected in connection with the Company’s filing of its Form 10-Q for the quarter ended March 31, 2018. The impact of the revision for the quarters ended March 31, 2017 and 2016 is also discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, "Financial Statements" of this Amendment.

Internal Control Over Financial Reporting

Management has reassessed its evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2017. As a result of that reassessment, management has concluded that the Company did not maintain effective disclosure controls and procedures due to the material weakness in internal control over financial reporting which existed at that date. For a description of the material weakness in internal control over financial reporting and actions taken, and to be taken, to address the material weakness, see Part 1, Item 4. "Controls and Procedures" of this Amendment.

Amendment

The purpose of this Amendment is to (i) restate the Company’s previously issued unaudited condensed consolidated financial statements and related disclosures as of and for the three and nine-months ended September 30, 2017; (ii) revise the Company’s unaudited condensed consolidated financial statements for the three and nine-months ended September 30, 2016; and (iii) revise the Company’s condensed consolidated balance sheet as of December 31, 2016, which was derived from the audited consolidated financial statements, which have been revised as described above, but does not include all disclosures required by GAAP, all contained in Part I, Item 1. "Financial Statements" of this Amendment. This Amendment also includes (a) an amended Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" to reflect the correction of the errors described above, and (b) an amended Part I, Item 4. "Controls and Procedures" to restate the conclusion on the effectiveness of disclosure controls and procedures. Disclosure controls and procedures were deemed effective in the Original Filing on November 9, 2017 and are deemed ineffective as a result of the material weakness described in Part I, Item 4. “Controls and Procedures” of this Amendment. In addition, the Company has updated Note 12 to the condensed consolidated financial statements contained in Part I, Item 1. "Financial Statements" to include disclosure of subsequent events occurring through the date of the filing of this Amendment.

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

ORMAT TECHNOLOGIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

i

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2017 (As restated)	2016
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$77,212	$230,214
Restricted cash and cash equivalents (primarily related to VIEs)	42,559	34,262
Receivables:
Trade	98,384	80,807
Other	11,591	17,482
Inventories	18,685	12,000
Costs and estimated earnings in excess of billings on uncompleted contracts	42,087	52,198
Prepaid expenses and other	41,727	45,867
Total current assets	332,245	472,830
Investment in an unconsolidated company	25,367	—
Deposits and other	17,371	18,553
Deferred charges	43,972	43,773
Property, plant and equipment, net ($1,518,962 and $1,483,224 related to VIEs, respectively)	1,621,012	1,556,378
Construction-in-process ($105,848 and $120,853 related to VIEs, respectively)	350,872	306,709
Deferred financing and lease costs, net	5,426	3,923
Intangible assets, net	86,806	52,753
Goodwill	20,667	6,650
Total assets	$2,503,738	$2,461,569
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,335	$91,650
Short term revolving credit lines with banks (full recourse)	33,900	—
Billings in excess of costs and estimated earnings on uncompleted contracts	6,015	31,630
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	27,847	32,234
Other loans	21,495	21,495
Full recourse	864	12,242
Total current liabilities	193,456	189,251
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $8,202 and $9,177, respectively)	322,299	350,388
Other loans (less deferred financing costs of $5,496 and $6,409, respectively)	247,401	261,845
Full recourse:
Senior unsecured bonds (less deferred financing costs of $617 and $755, respectively)	203,715	203,577
Other loans (less deferred financing costs of $1,043 and $1,346, respectively)	48,957	57,063
Investment in an unconsolidated company	—	11,081
Liability associated with sale of tax benefits	46,803	54,662
Deferred lease income	52,273	54,561
Deferred income tax liabilities	77,914	36,411
Liability for unrecognized tax benefits	6,188	6,444
Liabilities for severance pay	20,364	18,600
Asset retirement obligation	24,740	23,348
Other long-term liabilities	19,121	21,294
Total liabilities	1,263,231	1,288,525
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	6,481	4,772

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,597,124 and 49,667,340 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	896,005	869,463
Retained earnings	266,534	215,352
Accumulated other comprehensive loss	(6,026)	(8,175)
Total stockholders' equity attributable to the Company's stockholders	1,156,564	1,076,690
Noncontrolling interest	77,462	91,582
Total equity	1,234,026	1,168,272
Total liabilities, redeemable noncontrolling interest and equity	$2,503,738	$2,461,569

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As restated)	2016	2017 (As restated)	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$112,273	$109,795	$339,826	$321,664
Product	44,912	74,822	186,621	174,408
Total revenues	157,185	184,617	526,447	496,072
Cost of revenues:
Electricity	65,774	66,481	197,249	192,410
Product	32,218	43,647	125,102	99,504
Total cost of revenues	97,992	110,128	322,351	291,914
Gross profit	59,193	74,489	204,096	204,158
Operating expenses:
Research and development expenses	716	1,086	2,368	2,030
Selling and marketing expenses	3,630	4,793	12,083	12,136
General and administrative expenses	10,877	19,093	33,027	36,625
Write-off of unsuccessful exploration activities	—	1,294	—	2,714
Operating income	43,970	48,223	156,618	150,653
Other income (expense):
Interest income	255	266	861	831
Interest expense, net	(11,692)	(17,137)	(41,155)	(51,561)
Derivatives and foreign currency transaction gains (losses)	(1,001)	(222)	2,040	(2,592)
Income attributable to sale of tax benefits	3,506	3,463	14,019	12,380
Other non-operating expense, net	(1,592)	(5,546)	(1,678)	(5,306)
Income from continuing operations before income taxes and equity in losses of investees	33,446	29,047	130,705	104,405
Income tax provision	(6,224)	(12,109)	(49,993)	(29,703)
Equity in earnings (losses) of investees, net	337	(2,653)	(1,690)	(4,734)
Income from continuing operations	27,559	14,285	79,022	69,968
Net income attributable to noncontrolling interest	(3,599)	(2,326)	(11,228)	(4,584)
Net income attributable to the Company's stockholders	$23,960	$11,959	$67,794	$65,384
Comprehensive income:
Net income	27,559	14,285	79,022	69,968
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,005	—	2,544	—
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	618	1,337	271	(3,829)
Loss in respect of derivative instruments designated for cash flow hedge	20	35	113	105
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(18)	(24)	(57)	(72)
Comprehensive income	29,184	15,633	81,893	66,172
Comprehensive income attributable to noncontrolling interest	(4,006)	(2,326)	(11,950)	(4,584)
Comprehensive income attributable to the Company's stockholders	$25,178	$13,307	$69,943	$61,588
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.48	$0.24	$1.36	$1.32
Diluted:
Net income	$0.47	$0.24	$1.34	$1.31
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,367	49,599	49,942	49,410
Diluted	50,867	50,289	50,669	50,097
Dividend per share declared	$0.08	$0.07	$0.33	$0.45

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Income		Noncontrolling	Total
	Shares	Amount	Capital	Earnings	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balances at December 31, 2015	49,107	$49	$849,223	$152,326	$(8,164)	$993,434	$93,873	$1,087,307

Stock-based compensation	—	—	3,383	—	—	3,383	—	3,383
Exercise of options by employees and directors	528	1	7,249	—	—	7,250	—	7,250
Cash paid to noncontrolling interest	—	—	—	—	—	—	(10,622)	(10,622)
Cash dividend declared, $0.45 per share	—	—	—	(22,469)	—	(22,469)	—	(22,469)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	8,272	8,272
Net income	—	—	—	65,384	—	65,384	4,390	69,774
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	105	105	—	105
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	(3,829)	(3,829)	—	(3,829)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $44)	—	—	—	—	(72)	(72)	—	(72)

Balances at September 30, 2016	49,635	$50	$859,855	$195,241	$(11,960)	$1,043,186	$95,913	$1,139,099

Balances at December 31, 2016	49,667	$50	$869,463	$215,352	$(8,175)	$1,076,690	$91,582	$1,168,272

Stock-based compensation	—	—	7,204	—	—	7,204	—	7,204
Exercise of options by employees and directors	930	1	16,382	—	—	16,383	—	16,383
Cash paid to noncontrolling interest	—	—	—	—	—	—	(18,032)	(18,032)
Cash dividend declared, $0.33 per share	—	—	—	(16,612)	—	(16,612)	—	(16,612)
Buyout of Class B membership in ORTP	—	—	2,956	—	—	2,956	(6,964)	(4,008)
Net income (As restated)	—	—	—	67,794	—	67,794	10,154	77,948
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,822	1,822	722	2,544
Loss in respect of derivative instruments designated for cash flow hedge (As restated)	—	—	—	—	113	113	—	113
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	271	271	—	271
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $35)	—	—	—	—	(57)	(57)	—	(57)

Balances at September 30, 2017 (As restated)	50,597	$51	$896,005	$266,534	$(6,026)	$1,156,564	$77,462	$1,234,026

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017 (As restated)	2016

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$79,022	$69,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,010	77,565
Amortization of premium from senior unsecured bonds	—	(513)
Accretion of asset retirement obligation	1,392	1,243
Stock-based compensation	7,204	3,383
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(8,851)	(5,920)
Equity in losses of investees	1,690	4,735
Mark-to-market of derivative instruments	(764)	(381)
Write-off of unsuccessful exploration activities	—	2,714
Gain on severance pay fund asset	(1,463)	(690)
Deferred income tax provision and deferred charges	38,123	20,742
Liability for unrecognized tax benefits	568	191
Deferred lease revenues	(274)	(625)
Other	501	—
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(10,808)	(13,711)
Costs and estimated earnings in excess of billings on uncompleted contracts	10,111	(12,905)
Inventories	(209)	5,339
Prepaid expenses and other	(636)	(5,364)
Deposits and other	1,231	(867)
Accounts payable and accrued expenses	(3,655)	10,463
Billings in excess of costs and estimated earnings on uncompleted contracts	(25,344)	3,242
Liabilities for severance pay	1,764	(369)
Other long-term liabilities	(2,065)	1,801
Net cash provided by operating activities	166,533	158,027
Cash flows from investing activities:
Net change in restricted cash, cash equivalents and marketable securities	(8,297)	(1,022)
Capital expenditures	(177,410)	(107,951)
Investment in unconsolidated companies	(37,867)	—
Buyout of Class B membership in ORTP	(2,357)	—
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(35,300)	(18,135)
Intangible assets acquired	(868)	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	529	1,919
Net cash used in investing activities	(261,570)	(125,189)
Cash flows from financing activities:
Proceeds from exercise of options by employees	16,382	7,250
Proceeds from issuance of senior unsecured notes, net of transaction costs	—	203,483
Purchase of Senior unsecured notes	—	(249,468)
Prepayment of OFC Senior Secured Notes	(14,270)	(6,815)
Proceeds from revolving credit lines with banks	695,600	259,900
Repayment of revolving credit lines with banks	(661,700)	(259,900)
Cash received from noncontrolling interest	2,017	1,972
Repayments of long-term debt	(55,226)	(40,997)
Cash paid to noncontrolling interest	(18,032)	(17,296)
Payments of capital leases	(1,472)	(845)
Deferred debt issuance costs	(4,652)	(3,506)
Cash dividends paid	(16,612)	(22,469)
Net cash used in financing activities	(57,965)	(128,691)
Net change in cash and cash equivalents	(153,002)	(95,853)
Cash and cash equivalents at beginning of period	230,214	185,919
Cash and cash equivalents at end of period	$77,212	$90,066
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$982	$(4,517)
Accrued liabilities related to financing activities	$—	$6,291

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2017, the consolidated results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 and the consolidated cash flows for the nine months ended September 30, 2017 and 2016.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

Restatement of previously issued condensed consolidated financial statements

As described further in Note 11, in the second quarter of 2017, the Company partially released its valuation allowance against the U.S. deferred tax assets. During the first quarter of 2018, the Company concluded that there were material tax provision and related balance sheet errors in its previously issued financial statements as of and for the three and nine months ended September 30, 2017, primarily relating to the Company’s ability to utilize Federal tax credits in the U.S. prior to their expiration starting in 2027, and the resulting impact on the Company’s deferred tax asset valuation allowance. Specifically, the error in the deferred tax asset valuation allowance resulted in an overstatement of the income tax provision and an understatement of net income of $4.8 million for the three months ended September 30, 2017 and an understatement of the income tax provision and an overstatement of net income of $21.7 million for the nine months ended September 30, 2017. As a result of such errors, the Company concluded that the previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2017 were materially misstated and accordingly has restated these financial statements. Included in such restatement is also the correction of other immaterial tax errors, including an out-of-period adjustment that had been previously recorded for the correction of an understated liability for unrecognized tax benefits related to intercompany interest.

Revision of previously issued condensed consolidated financial statements

The Company had previously identified certain other tax errors, including a prior period error related to the translation of deferred tax liabilities in the Company’s Kenyan subsidiary, which were previously determined to be immaterial and were previously corrected for as out-of-period adjustments in the period of identification.

The Company assessed the materiality of these errors in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Presentation of Financial Statements (“ASC 250”), and concluded that the previously issued unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2016 were not materially misstated; however, in order to correctly reflect the immaterial adjustments as described above in the appropriate period, management has elected to revise the affected previously issued financial statements in this Form 10-Q/A filing. As a result, the revised condensed consolidated financial statements for the three and nine months ended September 30, 2016 reflect a $0.1 million and $0.3 million increase, respectively, in the tax provision, with a corresponding decrease in net income and comprehensive income. The impact of the revision as of January 1 and December 31, 2016 was an increase of $3.9 million and decrease of $1.3 million, respectively, to retained earnings, as a result of certain errors originating in periods prior to 2016, primarily related to the error in the determination of the exchange rate used in the translation of deferred tax liabilities in the Company’s Kenyan subsidiary.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effects of the 2017 restatement and the 2016 revision on the line items within the Company's condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017			December 31, 2016
	As originally reported	Adjustments	As Restated	As originally reported	Adjustments	As Revised
Deferred income tax liabilities	$54,495	$23,419	$77,914	$35,382	$1,029	$36,411
Liability for unrecognized tax benefits	6,188	-	6,188	5,738	706	6,444
Total liabilities	1,239,812	23,419	1,263,231	1,286,790	1,735	1,288,525
Retained earnings	289,561	(23,027)	266,534	216,644	(1,292)	215,352
Accumulated other comprehensive loss	(5,634)	(392)	(6,026)	(7,732)	(443)	(8,175)
Total stockholders’ equity attributable to the Company stockholders	1,179,983	(23,419)	1,156,564	1,078,425	(1,735)	1,076,690
Total equity	1,257,445	(23,419)	1,234,026	1,170,007	(1,735)	1,168,272

The effects of the 2017 restatement and 2016 revision on the line items within the Company's condensed consolidated statements of operations and comprehensive income for the three and nine-months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three months ended September 30, 2017			Nine months ended September 30, 2017
	As originally reported	Adjustments	As Restated	As originally reported	Adjustments	As Restated
Income tax provision	$(11,003)	$4,779	$(6,224)	$(28,258)	$(21,735)	$(49,993)
Income from continuing operations	22,780	4,779	27,559	100,757	(21,735)	79,022
Net income attributable to the Company’s stockholders	19,181	4,779	23,960	89,529	(21,735)	67,794
Loss in respect of derivative instruments designated for cash flow hedge	20	-	20	62	51	113
Comprehensive income	24,405	4,779	29,184	103,577	(21,684)	81,893
Comprehensive income attributable to the Company’s stockholders	20,399	4,779	25,178	91,627	(21,684)	69,943
Net income per share attributable to the Company’s stockholders
Basic:	$0.38	$0.10	$0.48	$1.79	$(0.43)	$1.36
Diluted:	$0.38	$0.09	$0.47	$1.77	$(0.43)	$1.34

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three months ended September 30, 2016			Nine months ended September 30, 2016
	As originally reported	Adjustments	As Revised	As originally reported	Adjustments	As Revised
Income tax provision	$(11,988)	$(121)	$(12,109)	$(29,387)	$(316)	$(29,703)
Income from continuing operations	14,406	(121)	14,285	70,284	(316)	69,968
Net income attributable to the Company’s stockholders	12,080	(121)	11,959	65,700	(316)	65,384
Loss in respect of derivative instruments designated for cash flow hedge	22	13	35	65	40	105
Comprehensive income	15,741	(108)	15,633	66,448	(276)	66,172
Comprehensive income attributable to the Company’s stockholders	13,415	(108)	13,307	61,864	(276)	61,588
Net income per share attributable to the Company’s stockholders
Basic:	$0.24	$-	$0.24	$1.33	$(0.01)	$1.32
Diluted:	$0.24	$-	$0.24	$1.31	$-	$1.31

The effects of the 2017 restatement and 2016 revision on the line items within the Company’s condensed consolidated statements of equity for the nine-months ended September 30, 2017 and 2016 are as follows (in thousands):

	As originally reported	Adjustments	As Revised
Balances as of December 31, 2015:
Retained earnings	$148,396	$3,930	$152,326
Accumulated other comprehensive loss	(7,667)	(497)	(8,164)
Total stockholders’ equity attributable to the Company’s stockholders	990,001	3,433	993,434
Total equity	1,083,874	3,433	1,087,307
Net income for the nine months ended September 30, 2016	70,090	(316)	69,774
Net income attributable to the Company’s stockholders for the nine months ended September 30, 2016	65,700	(316)	65,384
Loss in respect of derivative instruments designated for cash flow hedge for the nine months ended September 30, 2016	65	40	105
Balances as of September 30, 2016:
Retained earnings	191,627	3,614	195,241
Accumulated other comprehensive loss	(11,503)	(457)	(11,960)
Total stockholders’ equity attributable to the Company’s stockholders	1,040,029	3,157	1,043,186
Total equity	1,135,942	3,157	1,139,099

	As originally reported	Adjustments	As Restated
Balances as of December 31, 2016:
Retained earnings	$216,644	$(1,292)	$215,352
Accumulated other comprehensive loss	(7,732)	(443)	(8,175)
Total stockholders’ equity attributable to the Company’s stockholders	1,078,425	(1,735)	1,076,690
Total equity	1,170,007	(1,735)	1,168,272
Net income for the nine months ended September 30, 2017	99,683	(21,735)	77,948
Net income attributable to the Company’s stockholders for the nine months ended September 30, 2017	89,529	(21,735)	67,794
Loss in respect of derivative instruments designated for cash flow hedge for the nine months ended September 30, 2017	62	51	113
Balances as of September 30, 2017:
Retained earnings	289,561	(23,027)	266,534
Accumulated other comprehensive loss	(5,634)	(392)	(6,026)
Total stockholders’ equity attributable to the Company’s stockholders	1,179,983	(23,419)	1,156,564
Total equity	1,257,445	(23,419)	1,234,026

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Although there was with no impact to net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities, the effects of the 2017 restatement and the 2016 revision on the line items within the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	As originally reported	Adjustments	As Restated	As originally reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$100,757	$(21,735)	$79,022	$70,284	$(316)	$69,968
Deferred income tax provision	16,506	21,617	38,123	20,742	-	20,742
Liability for unrecognized tax benefits	450	118	568	(125)	316	191
Net cash provided by operating activities	166,533	-	166,533	158,027	-	158,027

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

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine months ended September 30, 2017

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

The Sarulla Project

The Company holds a 12.75% equity interest in a consortium which is in the process of developing the Sarulla geothermal power project in Indonesia with an expected generating capacity of approximately 330 MW. The Sarulla project is located in Tapanuli Utara, North Sumatra, Indonesia and is owned and operated by the consortium members under the framework of a joint operating contract and energy sales contract that were both signed on April 4, 2013. Under the joint operating contract, PT Pertamina Geothermal Energy, the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the energy sales contract, PT PLN, the state electric utility, is the off-taker at Sarulla for a period of 30 years. In addition to its equity interest in the consortium, the Company designed the Sarulla power plant and supplies its Ormat energy converters to the power plant pursuant to a supply agreement (the "Supply Agreement") that was signed in October 2013, as further described below.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES (Restated)

As further described in Note 1, the Company has restated, for 2017, and revised, for 2016, its previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016. Also as further described in Note 1 and in connection with the closing of the SCPPA PPA portfolio agreement, during the second quarter of 2017, the Company changed its assertion related to permanent reinvestment of foreign unremitted earnings in Ormat Systems, its Israeli fully owned subsidiary. Accordingly, a deferred tax liability in the amount of $111.1 million was recorded which represents the estimated tax impact of future repatriation of the unremitted foreign earning in Ormat Systems at the statutory U.S. tax rate of 35%. Additionally, the Company accrued $53.9 million for the estimated Israeli withholding taxes expected when Ormat Systems remits its earnings to the U.S. The Company also recorded a deferred tax asset in the amount of $111.1 million for foreign tax credits related to taxes already paid by Ormat Systems on such earnings in Israel.

Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. In prior periods and through March 31, 2017, the Company had maintained a valuation allowance against its net deferred tax asset balance in the U.S. As of March 31, 2017, such valuation allowance was $116.2 million. Based upon new available evidence of the Company’s ability to generate additional taxable income in the U.S. due to the closing of the SCPPA PPA portfolio and the Company’s permanent reinvestment of unremitted earnings assertion change with respect to Ormat Systems Ltd., $39.9 million of valuation allowance was released against the U.S. deferred tax assets, as it is more likely than not that the deferred tax assets will be utilized. However, the Company is maintaining a valuation allowance of $76.0 million against a portion of the U.S. foreign tax credits and the state net operating loss that are expected to expire before they can be utilized in future periods. Additionally, the Company recorded a specific valuation allowance of $0.3 million attributable to current year projected activity as this will need to be held back and recognized throughout the year as current year income is earned for a total valuation allowance of $76.3 million as of September 30, 2017. This valuation allowance is based upon management’s estimates of future taxable income. Although the degree of variability inherent in the estimates of future taxable income is significant and subject to change in the near term, management believes that the estimate is adequate. However, the amount of deferred tax asset considered realizable could change in the near term if estimates which require significant judgment of future taxable income during the carryforward period are increased or decreased.  Accordingly, the estimated valuation allowance is continually reviewed and as adjustments to the valuation allowance become necessary, such adjustments will be reflected in current earnings.

The Company’s effective tax rate for the three months ended September 30, 2017 and 2016 was 18.6% and 41.7%, respectively, and 38.2% and 28.4% for the nine months ended September 30, 2017 and 2016, respectively. The effective rate differs from the federal statutory rate of 35% for the nine months ended September 30, 2017 due to: (i) withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets (iii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iv) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.  The effect of the tax credit and tax exemption for the three months ended September 30, 2017 and 2016 was $0.6 million in both  periods and for the nine months ended September 30, 2017 and 2016 was $2.3 million and $2.4 million, respectively.

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

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to the Company’s 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area.  While the Company has taken steps to secure the Puna facilities, including, among others, taking electricity generation offline and placing physical barriers around, and protective coverings over, the geothermal wells, and has evacuated non-essential personnel at the power plant and removed all pentane from the site, it is still assessing the impact of the volcanic eruption and seismic activity on the Puna facilities. The approaching lava covered the wellheads of three geothermal wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig were burned due to the approaching lava. The damages are expected to be covered by the Company’s insurance policies. The net book value of the Puna property, plant and equipment is approximately $109 million. The Company cannot currently estimate when it will stop nor when it will be able to assess all of the damages. Any significant physical damage to, or extended shut-down of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on the Company’s business and results of operations.  The Company continues to monitor the condition of the Puna facilities, coordinate with HELCO and local authorities, and is taking steps to both further secure the power plant and restore its operations as soon as it is safe to do so. In addition, the Company will be assessing the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required.

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

Tungsten Mountain

On December 13, 2017, the Company announced that the 24 MW Tungsten Mountain geothermal power plant (“Tungsten Mountain”) located in Churchill County, Nevada, began commercial operation on December 1, 2017. Tungsten Mountain will sell its power under the 26-year power purchase agreement (“PPA”), dated as of October 20, 2016, between the Company’s wholly owned subsidiary, ONGP, LLC and SCPPA (the “ONGP Portfolio PPA”), which was announced in June 2017. In accordance with the agreement, SCPPA resells the entire output of the plant to LADWP. The power plant is expected to generate approximately $15 million in average annual revenue for the Company. The Tungsten Mountain geothermal power plant utilizes the Company’s latest turbine design and contains the largest OEC ever installed.  The new and innovative turbine design will increase the OEC’s efficiency, capacity, and availability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT AND REVISION OF THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”), amends and restates the Company’s unaudited condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three and nine months ended and as of September 30, 2017 and revises the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and revises the condensed consolidated balance sheet as of December 31, 2016, to reflect the correction of certain errors discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, "Financial Statements". Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements and revisions.

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

Results of Operations

The following table sets forth our historical operating results for the periods ended and at the dates indicated. We have derived the financial data for the three and nine-months ended September 30, 2017 and 2016 from our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this quarterly report. Such unaudited condensed consolidated financial data reflects the correction of certain prior period errors related to income taxes, as more fully described in Note 1 to our unaudited condensed consolidated financial statements, which resulted in the restatement  and revision of our financial statements for the three- and nine-months ended September 30, 2017, as described therein.

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different periods described below may be of limited utility primarily as a result of (i) our recent construction or disposition of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenues from our Product segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As restated)	2016	2017 (As restated)	2016
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$112,273	$109,795	$339,826	$321,664
Product	44,912	74,822	186,621	174,408
	157,185	184,617	526,447	496,072
Cost of revenues:
Electricity	65,774	66,481	197,249	192,410
Product	32,218	43,647	125,102	99,504
	97,992	110,128	322,351	291,914
Gross profit
Electricity	46,499	43,314	142,577	129,254
Product	12,694	31,175	61,519	74,904
	59,193	74,489	204,096	204,158
Operating expenses:
Research and development expenses	716	1,086	2,368	2,030
Selling and marketing expenses	3,630	4,793	12,083	12,136
General and administrative expenses	10,877	19,093	33,027	36,625
Write-off of unsuccessful exploration activities	—	1,294	—	2,714
Operating income	43,970	48,223	156,618	150,653
Other income (expense):
Interest income	255	266	861	831
Interest expense, net	(11,692)	(17,137)	(41,155)	(51,561)
Derivatives and foreign currency transaction gains (losses)	(1,001)	(222)	2,040	(2,592)
Income attributable to sale of tax benefits	3,506	3,463	14,019	12,380
Other non-operating expense, net	(1,592)	(5,546)	(1,678)	(5,306)
Income from continuing operations before income taxes and equity in earnings (losses) of investees	33,446	29,047	130,705	104,405
Income tax provision	(6,224)	(12,109)	(49,993)	(29,703)
Equity in earnings (losses) of investees, net	337	(2,653)	(1,690)	(4,734)
Net income	27,559	14,285	79,022	69,968
Net income attributable to noncontrolling interest	(3,599)	(2,326)	(11,228)	(4,584)
Net income attributable to the Company's stockholders	$23,960	$11,959	$67,794	$65,384
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.48	$0.24	$1.36	$1.32
Diluted:
Net income	$0.47	$0.24	$1.34	$1.31
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,367	49,599	49,942	49,410
Diluted	50,867	50,289	50,669	50,097

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As restated)	2016	2017 (As restated)	2016
Statements of Operations Data:
Revenues:
Electricity	71.4%	59.5%	64.6%	64.8%
Product	28.6	40.5	35.4	35.2
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	58.6	60.6	58.0	59.8
Product	71.7	58.3	67.0	57.1
	62.3	59.7	61.2	58.8
Gross profit
Electricity	41.4	39.4	42.0	40.2
Product	28.3	41.7	33.0	42.9
	37.7	40.3	38.8	41.2
Operating expenses:
Research and development expenses	0.5	0.6	0.4	0.4
Selling and marketing expenses	2.3	2.6	2.3	2.4
General and administrative expenses	6.9	10.3	6.3	7.4
Write-off of unsuccessful exploration activities	0.0	0.7	0.0	0.5
Operating income	28.0	26.1	29.8	30.4
Other income (expense):
Interest income	0.2	0.1	0.2	0.2
Interest expense, net	(7.4)	(9.3)	(7.8)	(10.4)
Derivatives and foreign currency transaction gains (losses)	(0.6)	(0.1)	0.4	(0.5)
Income attributable to sale of tax benefits	2.2	1.9	2.7	2.5
Other non-operating expense, net	(1.0)	(3.0)	(0.3)	(1.1)
Income from continuing operations before income taxes and equity in earnings (losses) of investees	21.3	15.7	24.8	21.0
Income tax provision	(4.0)	(6.6)	(9.5)	(6.0)
Equity in earnings (losses) of investees, net	0.2	(1.4)	(0.3)	(1.0)
Net income	17.5	7.7	15.0	14.1
Net income attributable to noncontrolling interest	(2.3)	(1.3)	(2.1)	(0.9)
Net income attributable to the Company's stockholders	15.2%	6.5%	12.9%	13.2%

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

Income Taxes

Income tax provision for the three months ended September 30, 2017 was $6.2 million, compared to $12.1 million for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2017 and September 30, 2016, was 18.6% and 41.7%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries.  Our aggregate effective tax rate for the three months ended September 30, 2017 is lower than the 35% U.S. federal statutory tax rate due to: (i) withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above, (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets (iii) lower tax rate in Israel of 16%, partially offset by a tax rate in Kenya of 37.5%; and (iv) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in Earnings (Losses) of Investees, Net

Equity in profits (losses) of investees, net for the three months ended September 30, 2017 was a profit of $0.3 million, compared to a loss of $2.7 million for the three months ended September 30, 2016. Equity in profits (losses) of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the three months ended September 30, 2017 was $27.6 million, compared to $14.3 million for the three months ended September 30, 2016, which represents an increase of $13.3 million. This increase in net income was primarily attributable to a decrease of $5.4 million in interest expense, net, a decrease in other non-operating expense of $4.0 million, and a decrease in income tax provision of $5.9 million, offset partially by a decrease in operating income of $4.3 million, all as discussed above.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2017 was $24.0 million, compared to $12.0 million for the three months ended September 30, 2016, which represents an increase of $12.0 million. This increase in net income attributable to the Company’s stockholders was primarily attributable to the increase in net income of $13.3 million as discussed above, partially offset by an increase of $1.3 million in net income attributable to noncontrolling interests.

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

Income Taxes

Income tax provision for the nine months ended September 30, 2017 was $50.0 million, compared to $29.7 million for the nine months ended September 30, 2016. Our effective tax rate for the nine months ended September 30, 2017 and September 30, 2016, was 38.2% and 28.4%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the nine months ended September 30, 2017 is higher than the 35% U.S. federal statutory tax rate due to: (i) withholding taxes related to the assertion change on the Company’s permanent reinvestment of foreign unremitted earnings in Ormat Systems also as described above (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets (iii) lower tax rate in Israel of 16%, offset by a tax rate in Kenya of 37.5%; and (iv) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

Equity in Earnings (Losses) of Investees, Net

Equity in profits (losses) of investees, net for the nine months ended September 30, 2017 was a loss of $1.7 million, compared to $4.7 million for the nine months ended September 30, 2016. Equity in losses of investees, net are derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the nine months ended September 30, 2017 was $79.0 million, compared to $70.0 million for the nine months ended September 30, 2016, which represents an increase of $9.0 million. This increase in net income was primarily attributable to a $10.4 million decrease in interest expense, net, an increase in operating income of $6.0 million, an increase of $4.6 million in derivatives and foreign currency transaction gains, a decrease in other non-operating expense of $3.6 million and a decrease in equity in losses of investees $3.0 million, offset by an increase in income tax provision of $20.3 million, all as discussed above.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2017 was $67.8 million, compared to $65.4 million for the nine months ended September 30, 2016, which represents an increase of $2.4 million. This increase was primarily as a result of the increase in net income of $9.0 million as discussed above, partially offset by an increase of $6.6 million in net income attributable to noncontrolling interest.

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

As of September 30, 2017, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the applicable lenders; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the applicable lenders; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30,2017: (i) total equity was $1,234.0 million and the actual equity to total assets ratio was 49.3% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.54. During the nine months ended September 30, 2017, we distributed interim dividends in an aggregate amount of $16.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts attributable under each such agreement.

As described above, as of September 30, 2017, we were in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of the Company’s (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or operations.

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

For the Nine Months Ended September 30, 2017

Net cash provided by operating activities for the nine months ended September 30, 2017 was $166.5 million, compared to $158.0 million for the nine months ended September 30, 2016. The net increase of $8.5 million was primarily due to higher net income of $79.0 million in the nine months ended September 30, 2017, up from $70.0 million in the nine months ended September 30, 2016. The increase was partially offset by a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $15.2 million in our Product segment in the nine months ended September 30, 2017, compared to $9.7 million in the nine months ended September 30, 2016, as a result of timing in billing of our customers; and by a decrease in accounts payable and accrued expenses of $3.7 million in the nine months ended September 30, 2017, compared to an increase of $10.5 million in the nine months ended September 30, 2016, as a result of timing of payments to our suppliers.

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

The following table reconciles net cash provided by operating activities to EBITDA and Adjusted EBITDA for the three-month and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As restated)	2016	2017 (As restated)	2016

Net cash provided by operating activities	$52,375	$38,454	$166,533	$158,027
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	10,515	15,977	37,186	47,269
Interest income	(255)	(266)	(861)	(831)
Income tax provision	6,224	12,109	49,993	29,703
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	2,112	2,138	(6,501)	(10,494)

EBITDA	70,971	68,412	246,350	223,674
Mark-to-market gains or losses from accounting for derivative	1,663	(1,697)	(800)	797
Stock-based compensation	1,861	1,724	7,204	3,383
Gain on sale of subsidiary and property, plant and equipment	-	(686)	-	(686)
Termination fee	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Loss from extinguishment of liability	1,950	5,780	1,950	5,780
Merger and acquisition transaction costs	-	(412)	1,700	235
Settlement expenses	-	11,000	-	11,000
Write-off of unsuccessful exploration activities	-	1,294	-	2,714
			-
Adjusted EBITDA	$76,445	$85,415	$256,404	$246,897
Net cash used in investing activities	$(67,465)	$(69,900)	$(261,570)	$(125,189)
Net cash provided by (used in) financing activities	$(26,088)	$(71,044)	$(57,965)	$(128,691)

The following table reconciles Net income to EBITDA for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (As restated)	2016	2017 (As restated)	2016

Net income	$27,559	$14,285	$79,022	$69,968
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	10,515	15,977	37,186	47,269
Interest income	(255)	(266)	(861)	(831)
Income tax provision	6,224	12,109	49,993	29,703
Depreciation and amortization	26,928	26,307	81,010	77,565
EBITDA	$70,971	$68,412	$246,350	$223,674

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q/A is hereby incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, in the original report on Form 10-Q filed on November 9, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Subsequent to the evaluation made in connection with the original Form 10-Q filed on November 9, 2017, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017 because of the material weakness in our internal control over financial reporting which existed at that date and is discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In our original report on Form 10-Q filed on November 9, 2017, we did not disclose the existence of any material weaknesses in internal control over financial reporting. Subsequent to that evaluation, the Company determined the following material weakness existed as of September 30, 2017:

In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, which was effected through the Company’s filing of an amendment on Form 10-Q/A for the quarter ended June 30, 2017, the three and nine months ended September 30, 2017, which is being effected through the Company’s filing of this Amendment, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017 which will be effected through the Company’s filing of an amendment on Form 10-K/A for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting as of September 30, 2017.

b. Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting in the third quarter of 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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