Form 10-K/A
period 2017-12-31
ORMAT TECHNOLOGIES, INC.
filed 2018-06-19
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Certain Definitions

For convenience purposes in this filing on Form 10-K/A, all references to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

Explanatory Note

This Amendment No. 1 to Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the year ended December 31, 2017 originally filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018 (the "Original Filing") by Ormat Technologies, Inc. (the "Company").

Restatement

As further discussed in Note 1 to our consolidated financial statements in Part II, Item 8,  "Financial Statements and Supplementary Data" of this 2017 Amendment, on May 16, 2018, we concluded that we would restate our previously issued consolidated financial statements as of and for the year ended December 31, 2017 to correct for (i) errors in our income tax provision, primarily related to the Company’s ability to utilize Federal tax credits in the United States ("U.S.") prior to their expiration starting in 2027, and the resulting impact on the Company’s deferred tax asset valuation allowance, and (ii) the inappropriate netting of certain deferred income tax assets and deferred income tax liabilities across different tax jurisdictions that was not permissible under U.S. generally accepted accounting principles. In addition, there were other immaterial prior period errors, including an out-of-period adjustment that had been previously recorded for the correction of an understated liability for unrecognized tax benefits related to intercompany interest. We also concluded that we would revise our previously issued consolidated financial statements as of and for the year ended December 31, 2016 and for the year ended December 31, 2015 to correct for errors in our income tax provision, primarily related to the translation of deferred tax liabilities in a foreign subsidiary. The restatements, for 2017, and revisions, for 2016 and 2015, is being effected through the Company’s filing of this Amendment. In connection with these restatements and revisions, the Company also recorded adjustments to correct other immaterial tax errors. This decision to restate and revise our previously issued financial statements was approved by, and with the continuing oversight of, the Company’s Board of Directors upon the recommendation of its Audit Committee.

These error corrections also resulted in the restatement, for 2017, and revision, for 2016, of the Company’s previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016, respectively, and the three and nine months ended September 30, 2017 and 2016, respectively, which restatements and revisions have been effected through the Company’s filing of an amendment on Form 10-Q/A for the quarter ended June 30, 2017 and an amendment on Form 10-Q/A for the quarter ended September 30, 2017. The revision of the Company’s previously issued unaudited condensed consolidated financial statements for the quarter ended March 31, 2017 will be effected in connection with the Company’s filing of its Form 10-Q for the quarter ended March 31, 2018. The impact of the restatement and revision of these unaudited periods, along with the restatement of the financial results for the quarter ended December 31, 2017 and the revision of the financial results for the quarter ended December 31, 2016, has been reflected within the unaudited quarterly financial information footnote in Part II, Item 8. “Financial Statements and Supplementary Data”.

Internal Control Over Financial Reporting

Management, under the supervision and participation of our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using criteria established in Internal Control — Integrated Framework (2013) issued by the COSO and, based on this evaluation, concluded that our internal control over financial reporting was not effective as of December 31, 2017 as a result of the material weakness in our internal control over financial reporting. For a description of the material weakness in internal control over financial reporting and for an amended Management’s Report on Internal Control over Financial Reporting, see Part II, Item 9A. “Controls and Procedures” of this Amendment.

i

Amendment

The purpose of this Amendment is to (i) restate the Company’s previously issued consolidated financial statements and related disclosures as of and for the year ended December 31, 2017, (ii) revise the Company’s consolidated financial statements as of and for the year ended December 31, 2016 and for the year ended December 31, 2015, all contained in Part II, Item 8. "Financial Statements and Supplementary Data"; and (iii) revise the Selected Financial Data in Part II, Item 6. This Amendment  also includes (a) in Part I,  Item 1A: Risk Factors, revised disclosures relating to the material weakness and timeliness of periodic SEC filings, (b) in Part II, Item 8, restated unaudited quarterly financial data for each of the quarters ended June 30, September 30 and December 31, 2017 and revised unaudited quarterly financial data for each quarter in the year ended December 31, 2016 and for the quarter ended March 31, 2017, (c) in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," to reflect the correction of the errors described above and (d) an additional paragraph in Part II, Item 9A. "Controls and Procedures" including "Management's Report on Internal Control Over Financial Reporting" of the Original Filing to reflect the conclusions by the Company’s management that the identified deficiency in the design of the Company’s internal control over financial reporting related to its accounting for income taxes resulted in the errors described above. In addition, the Company has updated Note 24 to the consolidated financial statements contained in Part II, Item 8. "Financial Statements and Supplementary Data" to include disclosure of subsequent events occurring through the date of the filing of this Amendment.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Items Amended in this Filing

For reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Report to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment:

●	Part I, Item 1A. Risk Factors
●	Part II, Item 6. Selected Financial Data
●	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	Part II, Item 8. Financial Statements and Supplementary Data
●	Part II, Item 9A. Controls and Procedures

In accordance with applicable SEC rules, this Amended Report includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934 from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amended Report.

ii

ORMAT TECHNOLOGIES, INC.

FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2017

iii

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

In connection with the change in our repatriation strategy and the related release of the US income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which affected the recording of income tax accounts by us in our interim and annual consolidated financial statements during 2017, including audit adjustments to the income tax accounts. As described under “Item 9A. Controls and Procedures” below, our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While we have developed and are in the process of implementing a remediation plan to remediate this material weakness, there can be no assurance that this will occur in 2018. We may identify additional material weaknesses in our internal control over financial reporting in the future.  If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws  and our long-term debt and credit agreements will likely be adversely affected.  The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our Common Stock or any other securities we may issue, as well as lead to a loss of investor confidence in us.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the years ended and at the dates indicated. We have derived the selected consolidated financial data for the years ended December 31, 2017, 2016 and 2015 and as of December 31, 2017 and 2016 from our audited consolidated financial statements set forth in Item 8 of this annual report. Such consolidated financial data reflects the correction of certain prior period errors related to income taxes, as more fully described in Note 1 to our consolidated financial statements, which resulted in the restatement of our financial statements as of and for the year ended December 31, 2017 and the revision of our financial statements as of and for the year ended December 31, 2016 and the year ended December 31, 2015.  We have derived the selected consolidated financial data for the years ended December 31, 2014 and 2013 and as of December 31, 2015, 2014 and 2013 from our audited consolidated financial statements not included herein. The consolidated financial data as of  December 31, 2015 and as of and for the years ended December 31, 2014 and 2013 has also been adjusted to reflect the correction of certain prior period errors related to income taxes.

The information set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, set forth in Item 8 of this annual report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(As restated)
	(Dollars in thousands, except per share data)
Statements of Operations Data:
Revenues:
Electricity	$468,329	$436,292	$375,920	$382,301	$329,747
Product	224,483	226,299	218,724	177,223	203,492
Total revenues	692,812	662,591	594,644	559,524	533,239
Cost of revenues:
Electricity	272,266	261,573	242,612	246,630	232,874
Product	152,094	130,223	133,753	109,143	140,547
Total cost of revenues	424,360	391,796	376,365	355,773	373,421
Gross profit	268,452	270,795	218,279	203,751	159,818
Operating expenses:
Research and development expenses	3,157	2,762	1,780	783	4,965
Selling and marketing expenses	15,600	16,424	16,077	15,425	24,613
General and administrative expenses	42,881	46,710	34,782	28,614	29,188
Write-off of unsuccessful exploration activities	1,796	3,017	1,579	15,439	4,094
Operating Income (loss)	205,018	201,882	164,061	143,490	96,958
Other income (expense):
Interest income	988	971	297	312	1,332
Interest expense, net	(54,142)	(67,389)	(72,577)	(84,654)	(73,776)

Derivatives and foreign currency transaction gains (losses)	2,654	(5,534)	(1,622)	(5,839)	5,085
Income attributable to sale of tax benefits	17,878	16,503	25,431	24,143	19,945
Gain from sale of property, plant and equipment	—	—	—	7,628	—
Other non-operating expense, net	(1,666)	(5,345)	(1,991)	756	1,592
Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	170,730	141,088	113,599	85,836	51,136
Income tax (provision) benefit	(21,664)	(37,059)	16,057	(24,812)	(13,217)
Equity in earnings (losses) of investees, net	(1,957)	(7,735)	(5,508)	(3,213)	(250)
Income (loss) from continuing operations	147,109	96,294	124,148	57,811	37,669
Discontinued operations:
Income from discontinued operations (including gain on disposal of $0, $0, $0, $0, and $3,646, respectively)	—	—	—	—	5,311
Income tax provision	—	—	—	—	(614)
Total income from discontinued operations	—	—	—	—	4,697

Net Income (loss)	147,109	96,294	124,148	57,811	42,366
Net income attributable to noncontrolling interest	(14,695)	(7,586)	(3,776)	(833)	(793)
Net income (loss) attributable to the Company's stockholders	$132,414	$88,708	$120,372	$56,978	$41,573

	Year Ended December 31,
	2017 (As restated)	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Earnings (loss) per share attributable to the Company's stockholders:
Basic:
Income (loss) from continuing operations	$2.64	$1.79	$2.48	$1.25	$0.81
Discontinued operations:	—	—	—	—	0.10
Net Income (loss)	$2.64	$1.79	$2.48	$1.25	$0.91
Diluted:
Income from continuing operations	$2.61	$1.77	$2.45	$1.24	$0.81
Discontinued operations	—	—	—	—	0.10
Net Income (loss)	$2.61	$1.77	$2.45	$1.24	$0.91

Weighted average number of shares used in computation of earnings (loss) per share attributable to the Company's stockholders:

Basic	50,110	49,469	48,562	45,508	45,440
Diluted	50,769	50,140	49,187	45,859	45,475

Dividend per share declared	$0.41	$0.52	$0.26	$0.21	$0.08

Balance Sheet Data (at end of year):
Cash and cash equivalents	$47,818	230,214	185,919	40,230	57,354
Working capital	38,301	283,579	186,635	67,521	102,401
Property, plant and equipment, net (including construction-in process)	2,028,233	1,863,087	1,808,170	1,734,359	1,741,163
Total assets	2,623,864	2,461,569	2,273,982	2,101,525	2,138,674
Long-term debt (including current portion)	862,102	938,844	901,403	981,379	1,057,098
Equity	1,295,700	1,168,272	1,087,307	789,324	745,446

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESTATEMENT AND REVISION OF THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in the Explanatory Note, this Amendment No. 1 to Form 10-K (this Amendment), amends and restates the Company’s consolidated financial statements and related disclosures in Part II, Item 8. “Financial Statements and Supplementary Data” as of and for the year ended December 31, 2017 and revises the Company’s consolidated financial statements as of and for the year ended December 31, 2016 and for the year ended December 31, 2015, to reflect the correction of certain errors discussed in Note 1 Restatement and Revision of the Consolidated Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements and revisions.

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

Results of Operations

The following table sets forth our historical operating results for the periods ended and at the dates indicated. We have derived the financial data for the years ended December 31, 2017, 2016 and 2015 from our audited condensed consolidated financial statements set forth in Part II, Item 8 of this annual report. Such consolidated financial data reflects the correction of certain prior period errors related to income taxes, as more fully described in Note 1 to our consolidated financial statements, which resulted in the restatement of our financial statements as of and for the year ended December 31, 2017 and the revision of our financial statements as of and for the year ended December 31, 2016 and the year ended December 31, 2015.

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different years described below may be of limited utility due to (i) our recent construction or disposition of new power plants and enhancement of acquired power plants and (ii) fluctuation in revenues from our Product segment.

	Year Ended December 31,
	2017	2016	2015
	(As restated)
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$468,329	$436,292	$375,920
Product	224,483	226,299	218,724
	692,812	662,591	594,644
Cost of revenues:
Electricity	272,266	261,573	242,612
Product	152,094	130,223	133,753
	424,360	391,796	376,365
Gross profit
Electricity	196,063	174,719	133,308
Product	72,389	96,076	84,971
	268,452	270,795	218,279
Operating expenses:
Research and development expenses	3,157	2,762	1,780
Selling and marketing expenses	15,600	16,424	16,077
General and administrative expenses	42,881	46,710	34,782
Write-off of unsuccessful exploration activities	1,796	3,017	1,579
Operating income	205,018	201,882	164,061
Other income (expense):
Interest income	988	971	297
Interest expense, net	(54,142)	(67,389)	(72,577)
Derivatives and foreign currency transaction gains (losses)	2,654	(5,534)	(1,622)
Income attributable to sale of tax benefits	17,878	16,503	25,431
Other non-operating expense, net	(1,666)	(5,345)	(1,991)
Income from continuing operations before income taxes and equity in losses of investees	170,730	141,088	113,599
Income tax (provision) benefit	(21,664)	(37,059)	16,057
Equity in earnings (losses) of investees, net	(1,957)	(7,735)	(5,508)
Net income	147,109	96,294	124,148
Net income attributable to noncontrolling interest	(14,695)	(7,586)	(3,776)
Net income attributable to the Company's stockholders	$132,414	$88,708	$120,372
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$2.64	$1.79	$2.48
Diluted:
Net income	$2.61	$1.77	$2.45
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,110	49,469	48,562
Diluted	50,769	50,140	49,187

	Year Ended December 31,
	2017	2016	2015
	(As restated)
Revenues:
Electricity	67.6%	65.8%	63.2%
Product	32.4	34.2	36.8
	100.0	100.0	100.0
Cost of revenues:
Electricity	58.1	60.0	64.5
Product	67.8	57.5	61.2
	61.3	59.1	63.3
Gross profit
Electricity	41.9	40.0	35.5
Product	32.2	42.5	38.8
	38.7	40.9	36.7
Operating expenses:
Research and development expenses	0.5	0.4	0.3
Selling and marketing expenses	2.3	2.5	2.7
General and administrative expenses	6.2	7.0	5.8
Write-off of unsuccessful exploration activities	0.3	0.5	0.3
Operating income	29.6	30.5	27.6
Other income (expense):
Interest income	0.1	0.1	0.0
Interest expense, net	(7.8)	(10.2)	(12.2)
Derivatives and foreign currency transaction gains (losses)	0.4	(0.8)	(0.3)
Income attributable to sale of tax benefits	2.6	2.5	4.3
Other non-operating expense, net	(0.2)	(0.8)	(0.3)
Income from continuing operations before income taxes and equity in losses of investees	24.6	21.3	19.1
Income tax (provision) benefit	(3.1)	(5.6)	2.7
Equity in earnings (losses) of investees, net	(0.3)	(1.2)	(0.9)
Net income	21.2	14.5	20.9
Net income attributable to noncontrolling interest	(2.1)	(1.1)	(0.7)
Net income attributable to the Company's stockholders	19.1%	13.4%	20.2%

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

Income Taxes

Income tax provision for the year ended December 31, 2017 was $21.7 million, compared to $37.1 million for the year ended December 31, 2016. The decrease in income tax provision from $37.1 million in the year ended December 31, 2016 to $21.7 million in the year ended December 31, 2017, primarily resulted from the increase in income before taxes in jurisdictions outside of the U.S., withholding tax on distribution of earnings, changes in valuation allowance and the impact of the U.S. tax reform legislation. Our effective tax rate for the years ended December 31, 2017 and 2016, was 12.7% and 26.3%, respectively. Our effective tax rate is principally based upon the composition of the income in different countries, the impact of U.S. tax reform legislation and changes related to valuation allowances for certain countries. Our aggregate effective tax rate is lower than the 35% U.S federal statutory tax rate due to: (i) as a substantial portion of our income is derived in Israel which is taxed at the corporate tax rate of 16%, partially offset by taxes on earnings in Kenya which are taxed at statutory rate of 37.5%; (ii) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras; (iii) a partial valuation allowance release against the Company's U.S. deferred tax assets offset by withholding taxes; and (iv) impacts of U.S. tax reform legislation, specifically the remeasurement of deferred taxes and the inclusion in taxable income of the amount of certain repatriated earnings of foreign subsidiaries (see Note 18 to our consolidated financial statements set forth in Item 8 of this annual report for further details regarding the Company's income tax provision and the Tax Act).

For the year ended December 31, 2017 and 2016, we recorded a valuation allowance in the amount of approximately $77.6 million and $116.2 million, respectively, against our unutilized Federal tax credits (FTCs, PTCs and ITCs) and U.S. deferred tax assets related to net operating loss (NOL) carryforwards. As of December 31, 2017, we had U.S. federal NOLs in the amount of approximately $190.0 million, state NOLs in the amount of approximately $238.1 million and unutilized tax credits of approximately $172.2 million, all of which can be carried forward for 10-20 years. The related deferred tax assets totaled approximately $135.0 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration starting in 2027 of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income, estimated impacts of tax reform and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $77.6 million was recorded against the U.S. deferred tax assets as of December 31, 2017 because we believe it is more likely than not that the deferred tax assets will not be realized.  If sufficient additional evidence of our ability to generate taxable income is established, we may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

Equity in losses of investees, net

Equity in losses of investees, net in the year ended December 31, 2017 was $2.0 million, compared to $7.7 million in the year ended December 31, 2016. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the year ended December 31, 2017 was $147.1 million, compared to $96.3 million for the year ended December 31, 2016, representing an increase of $50.8 million from the prior period. This increase in net income was primarily attributable to $11.0 million in one-time general and administrative expenses in the year ended December 31, 2016 related to the settlement of a qui tam claim, a decrease in interest expense of $13.2 million and a decrease in income taxes of $15.4 million, each as discussed above.

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

Income Taxes

Income tax provision for the year ended December 31, 2016 was $37.1 million, compared to income tax benefit of $16.1 million for the year ended December 31, 2015. Income tax benefit for the year ended December 31, 2015 includes a $49.4 million deferred tax asset relating to the release of the valuation allowance for the additional 50% investment deduction for our Olkaria 3 power plant based on amendments to the Kenya Income Tax Act that came into effect on September 11, 2015 and which extended the period to utilize such investment deduction from five years to ten years. Income tax provision for the year ended December 31, 2015, excluding the $49.4 million, was $33.3 million. The increase in income tax provision from $33.3 million, excluding the $49.4 million, in the year ended December 31, 2015 to $41.7 million, excluding $4.7 million of tax benefit pertaining to our operations in Kenya (see Note 18 to our consolidated financial statements set forth in Item 8 of this annual report) in the year ended December 31, 2016, primarily resulted from the increase in income before taxes in jurisdictions outside the U.S. Our effective tax rate for the years ended December 31, 2016, and 2015 (excluding the $49.4 million), was 26.3% and 29.6%, respectively. Our effective tax rate is principally based upon the composition of the income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate is lower than the 35% U.S federal statutory tax rate as a substantial portion of our income is derived in Israel which is taxed at the corporate tax rate of 16%, partially offset by taxes on earnings in Kenya which are taxed at statutory rate of 37.5%. There is no impact on the Company’s income tax expense (benefit) related to the U.S. earnings (losses) due to the offsetting impact on the provision related to the change in the valuation allowance on the Company’s U.S. net deferred tax asset position.

For the year ended December 31, 2016 and 2015, we recorded a valuation allowance in the amount of approximately $116.2 million and $92.9 million respectively, against our U.S. deferred tax assets related to net operating loss (NOL) carryforwards and unutilized tax credits (PTCs and ITCs). As of December 31, 2016, we had U.S. federal NOLs in the amount of approximately $331.5 million, state NOLs in the amount of approximately $231.1 million, and unutilized tax credits of approximately $83.1 million, all of which can be carried forward for 20 years. The related deferred tax assets totaled approximately $116.2 million. Realization of these deferred tax assets and tax credits is dependent on generating sufficient taxable income in the U.S. prior to expiration starting in 2027 of the NOL carryforwards and tax credits. The scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies were considered in determining the amount of valuation allowance. A valuation allowance in the amount of $116.2 million was recorded against the U.S. deferred tax assets as of December 31, 2016 because we believe it is more likely than not that the deferred tax assets will not be realized. If sufficient additional evidence of our ability to generate taxable income is established, we may be required to reduce or fully release the valuation allowance, resulting in income tax benefits in our consolidated statement of operations.

Equity in losses of investees, net

Equity in losses of investees, net in the year ended December 31, 2016 was $7.7 million, compared to $5.5 million in the year ended December 31, 2015. Equity in losses of investees, net derived from our 12.75% share in the losses of the Sarulla project and from profits elimination.

Net Income

Net income for the year ended December 31, 2016 was $96.3 million, compared to $124.1 million for the year ended December 31, 2015, representing a decrease of $27.8 million from the prior period. This decrease in net income was primarily attributable to $11.0 million in one-time general and administrative expenses related to the settlement paid in connection with the FCA claim, as discussed above, the $53.2 million increase in income tax provision, a decrease of $8.9 million in income attributable to sale of tax benefits, and $3.4 million increase in other non-operating loss, partially offset by an increase of $52.5 million in gross margin and a decrease in interest expense of $5.2 million, all as discussed above.

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

As of December 31, 2017, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of December 31, 2017: (i) total equity was $1,295.7 million and the actual equity to total assets ratio was 49.4% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 2.6. During the year ended December 31, 2017, we distributed interim dividends in an aggregate amount of $20.5 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

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

The following table reconciles net cash provided by operating activities to EBITDA and adjusted EBITDA, for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(As restated)
	(in thousands)

Net cash provided by operating activities	$245,575	$159,285	$190,025
Adjusted for:
Interest expense, net (excluding amortization of deferred financing costs)	47,689	60,553	63,802
Interest income	(988)	(971)	(297)
Income tax provision (benefit)	21,664	37,059	(16,057)
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	(265)	-	-
Adjustments to reconcile net income to net cash provided by operating activities (excluding depreciation and amortization)	16,680	42,986	41,329

EBITDA	330,355	298,912	278,802
Mark-to-market on derivative instruments	(1,500)	319	1,409
Stock-based compensation	8,760	5,157	3,955
Gain on sale of subsidiary and property, plant and equipment	-	(686)	-
Termination fee	-	-	-
Impairment of long-lived assets	-	-	-
Loss from extinguishment of liability	1,950	5,780	1,710
Merger and acquisition transaction costs	2,460	335	3,800
Settlement expenses	-	11,000	-
Write-off of unsuccessful exploration activities	1,796	3,017	1,579

Adjusted EBITDA	$343,821	$323,834	$291,255
Net cash used in investing activities	$(368,121)	$(158,531)	$(90,971)

Net cash used in (provided by) financing activities	$(59,850)	$43,541	$46,635

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

As previously reported by the Company, the Kenya Revenue Authority (“KRA”) conducted an audit related to the Company’s operations in Kenya for fiscal years 2012 - 2013. In January 2017, KRA concluded its audit for the subject period and issued a demand letter to the Company for additional tax payments of approximately $16.1 million, including interest and penalties. KRA’s assessment, among other points, rejected the Company's income tax deduction of 150% of its investment in geothermal well drilling during the relevant period, on the basis that such work falls under mining activities (and not geothermal activities) which have a different allowable deduction under the Kenya Income Tax Act. The KRA audit and assessment is not final and is subject to objection by the Company. The Company's operations in Kenya utilize a geothermal resource license from the Ministry of Energy and Petroleum. The Company does not conduct and is not involved in any mining activity under applicable Kenyan law. Therefore, the Company believes that its original tax position was and remains correct under Kenyan tax law and regulations, and has submitted a notice of objection to the KRA, which it intends to pursue vigorously. If the KRA position prevails and is applied to subsequent periods, the Company's deferred tax asset of $49.4 million recorded in 2015 may be impacted. At present, the Company has recorded a provision based on its assessment of its reasonably expected potential exposure.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2017 financial statements to correct misstatements.

Management and we previously concluded that the Company did not maintain an effective internal control over financial reporting as of December 31, 2017 because of the material weakness related to ineffective risk assessment over accounting for income taxes. Management has determined that the restatement described in Note 1 to the consolidated financial statements was an additional effect of the material weakness described above. Accordingly, this restatement did not affect management’s report or our opinion on internal control over financial reporting.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California

March 16, 2018, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of the restatement and revision discussed in Note 1, as to which the date is June 19, 2018.

We have served as the Company’s auditor since 1988.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(As restated)
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$47,818	$230,214
Restricted cash and cash equivalents (primarily related to VIEs)	48,825	34,262
Receivables:
Trade	110,410	80,807
Other	13,828	17,482
Inventories	19,551	12,000
Costs and estimated earnings in excess of billings on uncompleted contracts	40,945	52,198
Prepaid expenses and other	40,269	45,867
Total current assets	321,646	472,830
Investment in an unconsolidated company	34,084	—
Deposits and other	21,599	18,553
Deferred income taxes	57,337	—
Deferred charges	49,834	43,773
Property, plant and equipment, net ($1,631,900 and $1,483,224 related to VIEs, respectively)	1,734,691	1,556,378
Construction-in-process ($142,717 and $120,853 related to VIEs, respectively)	293,542	306,709
Deferred financing and lease costs, net	4,674	3,923
Intangible assets, net	85,420	52,753
Goodwill	21,037	6,650
Total assets	$2,623,864	$2,461,569
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,796	$91,650
Short term revolving credit lines with banks (full recourse)	51,500	—
Billings in excess of costs and estimated earnings on uncompleted contracts	20,241	31,630
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	33,226	32,234
Other loans	21,495	21,495
Full recourse	3,087	12,242
Total current liabilities	283,345	189,251
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $8,113 and $9,177, respectively)	311,668	350,388
Other loans (less deferred financing costs of $5,258 and $6,409, respectively)	242,385	261,845
Full recourse:
Senior unsecured bonds (less deferred financing costs of $580 and $755, respectively)	203,752	203,577
Other loans (less deferred financing costs of $1,011 and $1,346, respectively)	46,489	57,063
Investment in an unconsolidated company	—	11,081
Liability associated with sale of tax benefits	44,634	54,662
Deferred lease income	51,520	54,561
Deferred income taxes	61,961	36,411
Liability for unrecognized tax benefits	8,890	6,444
Liabilities for severance pay	21,141	18,600
Asset retirement obligation	27,110	23,348
Other long-term liabilities	18,853	21,294
Total liabilities	1,321,748	1,288,525

Commitments and contingencies (Note 22)

Redeemable noncontrolling interest	6,416	4,772

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,609,051 and 49,667,340 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	888,778	869,463
Retained earnings	327,255	215,352
Accumulated other comprehensive loss	(4,706)	(8,175)
Total equity attributable to Company's stockholders	1,211,378	1,076,690
Noncontrolling interest	84,322	91,582
Total equity	1,295,700	1,168,272
Total liabilities, redeemable noncontrolling interest and equity	$2,623,864	$2,461,569

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2017	2016	2015
	(As restated)
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$468,329	$436,292	$375,920
Product	224,483	226,299	218,724
Total revenues	692,812	662,591	594,644
Cost of revenues:
Electricity	272,266	261,573	242,612
Product	152,094	130,223	133,753
Total cost of revenues	424,360	391,796	376,365
Gross profit	268,452	270,795	218,279
Operating expenses:
Research and development expenses	3,157	2,762	1,780
Selling and marketing expenses	15,600	16,424	16,077
General and administrative expenses	42,881	46,710	34,782
Write-off of unsuccessful exploration activities	1,796	3,017	1,579
Operating income	205,018	201,882	164,061
Other income (expense):
Interest income	988	971	297
Interest expense, net	(54,142)	(67,389)	(72,577)
Derivatives and foreign currency transaction gains (losses)	2,654	(5,534)	(1,622)
Income attributable to sale of tax benefits	17,878	16,503	25,431
Other non-operating expense, net	(1,666)	(5,345)	(1,991)
Income from continuing operations before income taxes and equity in losses of investees	170,730	141,088	113,599
Income tax (provision) benefit	(21,664)	(37,059)	16,057
Equity in earnings (losses) of investees, net	(1,957)	(7,735)	(5,508)
Income from continuing operations	147,109	96,294	124,148
Net income attributable to noncontrolling interest	(14,695)	(7,586)	(3,776)
Net income attributable to the Company's stockholders	$132,414	$88,708	$120,372
Comprehensive income:
Net income	147,109	96,294	124,148
Other comprehensive income (loss), net of related taxes:
Currency translation adjustments	3,440	(1,648)	—
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	804	1,185	1,028
Loss in respect of derivative instruments designated for cash flow hedge	135	141	147
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(73)	(96)	(118)
Comprehensive income	151,415	95,876	125,205
Comprehensive income attributable to noncontrolling interest	(15,532)	(7,179)	(3,776)
Comprehensive income attributable to the Company's stockholders	$135,883	$88,697	$121,429
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$2.64	$1.79	$2.48
Diluted:
Net income	$2.61	$1.77	$2.45
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,110	49,469	48,562
Diluted	50,769	50,140	49,187
Dividend per share declared	$0.41	$0.52	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Comprehensive		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income	Total	Interest	Equity

	(Dollars in thousands, except per share data)
Balance at December 31, 2014	45,537	$46	$742,006	$44,670	$(9,221)	$777,501	$11,823	$789,324
Stock-based compensation	—	—	3,955	—	—	3,955	—	3,955
Exercise of options by employees and directors	574	—	6,085	—	—	6,085	—	6,085
Share exchange with Parent	2,996	3	26,012	—	—	26,015	—	26,015
Cash paid to non controlling interest	—	—	—	—	—	—	(7,196)	(7,196)
Cash dividend declared, $0.26 per share	—	—	—	(12,716)	—	(12,716)	—	(12,716)
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	71,165	—	—	71,165	85,470	156,635
Net income	—	—	—	120,372	—	120,372	3,776	124,148
Other comprehensive income (loss), net of related taxes:
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	147	147	—	147
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	1,028	1,028	—	1,028
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $73)	—	—	—	—	(118)	(118)	—	(118)
Balance at December 31, 2015	49,107	$49	$849,223	$152,326	$(8,164)	$993,434	$93,873	$1,087,307
Stock-based compensation	—	—	5,157	—	—	5,157	—	5,157
Exercise of options by employees and directors	560	1	7,249	—	—	7,250	—	7,250
Cash paid to non controlling interest	—	—	—	—	—	—	(57,391)	(57,391)
Cash dividend declared, $0.52 per share	—	—	—	(25,682)	—	(25,682)	—	(25,682)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	8,240	8,240
Increase in noncontrolling interest in Opal Geo	—	—	—	—	—	—	3,697	3,697
Issuance of shares to noncontrolling interest, net of transaction costs	—	—	7,834	—	—	7,834	36,268	44,102
Net income	—	—	—	88,708	—	88,708	7,302	96,010
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,241)	(1,241)	(407)	(1,648)
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	141	141	—	141
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	1,185	1,185	—	1,185
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $57)	—	—	—	—	(96)	(96)	—	(96)
Balance at December 31, 2016	49,667	$50	$869,463	$215,352	$(8,175)	$1,076,690	$91,582	$1,168,272
Stock-based compensation	—	—	8,760	—	—	8,760	—	8,760
Exercise of options by employees and directors	942	1	16,111	—	—	16,112	—	16,112
Cash paid to noncontrolling interest	—	—	—	—	—	—	(21,313)	(21,313)
Cash dividend declared, $0.41 per share	—	—	—	(20,511)	—	(20,511)	—	(20,511)
Buyout of Class B membership in ORTP	—	—	2,913	—	—	2,913	(6,964)	(4,051)
Buyout of Class B membership in OPC	—	—	(8,469)	—	—	(8,469)	6,537	(1,932)
Net income (As restated)	—	—	—	132,414	—	132,414	13,643	146,057
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	2,603	2,603	837	3,440
Loss in respect of derivative instruments designated for cash flow hedge (As restated)	—	—	—	—	135	135	—	135
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	804	804	—	804
Amortization of unrealized gains in respect flow hedge (net of related tax of $46)	—	—	—	—	(73)	(73)	—	(73)
Balance at December 31, 2017 (As restated)	50,609	$51	$888,778	$327,255	$(4,706)	$1,211,378	$84,322	$1,295,700

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(As restated)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$147,109	$96,294	$124,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,146	105,977	107,206
Amortization of premium from senior unsecured bonds	—	(513)	(306)
Accretion of asset retirement obligation	1,874	1,778	1,198
Stock-based compensation	8,760	5,157	3,955
Amortization of deferred lease income	(2,685)	(2,685)	(2,685)
Income attributable to sale of tax benefits, net of interest expense	(11,956)	(6,962)	(17,467)
Equity in losses of investees	1,957	7,735	5,508
Mark-to-market of derivative instruments	(1,473)	319	4,129
Write-off of unsuccessful exploration activities	1,796	3,017	1,579
Gain on severance pay fund asset	(1,746)	(304)	(119)
Deferred income tax provision (benefit) and deferred charges	(41,147)	23,222	(39,962)
Liability for unrecognized tax benefits	3,270	(4,174)	3,107
Deferred lease revenues	(356)	(853)	224
Other	737	—	484
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(24,040)	(33,280)	(3,806)
Costs and estimated earnings in excess of billings on uncompleted contracts	11,253	(27,078)	2,673
Inventories	(1,070)	6,297	(1,144)
Prepaid expenses and other	208	(12,540)	(2,579)
Deposits and other	(2,570)	(1,009)	(648)
Accounts payable and accrued expenses	51,641	(1,375)	(939)
Due from/to related entities, net	—	—	451
Billings in excess of costs and estimated earnings on uncompleted contracts	(11,389)	(2,262)	9,168
Liabilities for severance pay	2,541	(786)	(1,076)
Other long-term liabilities	(2,285)	3,310	(2,561)
Due from/to Parent	—	—	(513)
Net cash provided by operating activities	245,575	159,285	190,025
Cash flows from investing activities:
Cash acquired in organizational restructuring and share exchange with parent	—	—	15,391
Net change in restricted cash, cash equivalents and marketable securities	(14,563)	15,241	43,745
Capital expenditures	(259,234)	(151,930)	(152,450)
Investment in unconsolidated companies	(46,318)	(3,569)	—
Buyout of Class B membership in ORTP	(2,400)	—	—
Buyout of Class B membership in OPC	(1,932)	—	—
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(35,300)	(20,135)	—
Cash paid for achievement of production threshold in Guadeloupe	(8,032)	—	—
Intangible assets acquired	(868)	—	(500)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	526	1,862	2,843
Net cash used in investing activities	(368,121)	(158,531)	(90,971)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	—	44,102	156,635
Proceeds from long-term loans, net of transaction costs	—	142,500	42,000
Proceeds from exercise of options by employees	16,111	7,249	6,085
Proceeds from issuance of senior unsecured notes, net of transaction costs	—	203,483	—
Purchase of Senior unsecured notes	—	(249,468)	—
Proceeds from the sale of limited liability company interest in Opal Geo LLC, net of transaction costs	—	59,897	—
Purchase of OFC Senior Secured Notes	(14,270)	(6,815)	(30,638)
Proceeds from revolving credit lines with banks	1,097,500	309,400	598,800
Repayment of revolving credit lines with banks	(1,046,000)	(309,400)	(619,100)
Cash received from noncontrolling interest	2,017	1,972	1,654
Repayments of long-term debt	(66,223)	(62,052)	(71,701)
Cash paid to noncontrolling interest	(21,313)	(64,065)	(19,068)
Payments of capital leases	(1,871)	(1,178)	—
Deferred debt issuance costs	(5,290)	(6,402)	(5,316)
Cash dividends paid	(20,511)	(25,682)	(12,716)
Net cash provided by (used in) financing activities	(59,850)	43,541	46,635
Net change in cash and cash equivalents	(182,396)	44,295	145,689
Cash and cash equivalents at beginning of period	230,214	185,919	40,230
Cash and cash equivalents at end of period	$47,818	$230,214	$185,919
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of interest capitalized	$40,484	$55,366	$55,492
Income taxes, net	$21,878	$18,490	$10,419
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$4,484	$(2,219)	$3,810
Accrued liabilities related to financing activities	$—	$6,291	$1,665
Increase (decrease) in asset retirement cost and asset retirement obligation	$1,888	$714	$516

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

Restatement of previously issued consolidated financial statements

As described further in Note 18, in the second quarter of 2017, the Company partially released its valuation allowance against its U.S. deferred tax assets. During the first quarter of 2018, the Company concluded that there were material tax provision and related balance sheet errors in its previously issued 2017 financial statements, primarily relating to the Company’s ability to utilize Federal tax credits in the U.S. prior to their expiration starting in 2027 and the resulting impact on the Company’s deferred tax asset valuation allowance, and the inappropriate netting of certain deferred income tax assets and deferred income tax liabilities across different tax jurisdictions that was not permissible under U.S. generally accepted accounting principles. In addition, there were other immaterial prior period errors, including an out-of-period adjustment that had been previously recorded for the correction of an understated liability for unrecognized tax benefits related to intercompany interest.

The error in the deferred tax asset valuation allowance resulted in an understatement of the income tax provision and net income in the previously reported 2017 consolidated statement of operations and comprehensive income of $23.1 million (see also Note 23 for the impact of such error on the 2017 unaudited quarterly financial statements).  The impact of the errors on the previously reported December 31, 2017 consolidated balance sheet was an understatement of deferred tax liabilities and deferred tax assets of $62.0 million, for the error in netting certain deferred income tax assets and liabilities across different tax jurisdictions, offset by an overstatement in deferred tax assets of $24.8 million, primarily related to the valuation allowance errors described above, resulting in a net understatement in deferred tax assets of $37.2 million. In addition, previously reported December 31, 2017 retained earnings was overstated by $24.4 million and accumulated other comprehensive loss was understated by $0.4 million, representing the impact of all tax and tax-related errors dating back to 2013.

 As a result of such errors, the Company concluded that the previously issued 2017 consolidated financial statements were materially misstated and has restated these financial statements.

Revision of previously issued consolidated financial statements

The Company had previously identified certain other tax errors, including a prior period error related to the translation of deferred tax liabilities in the Company’s Kenyan subsidiary, which were previously determined to be immaterial. Accordingly, those amounts are also being corrected and reflected in the appropriate periods.

The Company assessed the materiality of these tax and tax related errors impacting 2015 and  2016 in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Presentation of Financial Statements (“ASC 250”), and concluded that the previously issued 2016 and 2015 consolidated financial statements were not materially misstated; however, in order to correctly reflect the adjustments as described above in the appropriate period, management has elected to revise the affected previously issued financial statements in this Form 10-K/A filing. As a result, the revised 2015 consolidated financial statements reflect a $0.8 million increase in the tax benefit, net income and comprehensive income and the revised 2016 consolidated financial statements reflect a $5.2 million increase in the tax provision and a corresponding reduction in net income and comprehensive income.  Certain of these errors originated in years prior to 2015, and accordingly retained earnings as of January 1, 2015 has been increased by $3.1 million to correct for those errors originating prior to 2015.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the 2017 restatement and the 2016 revision on the line items within the Company's consolidated balance sheets as of December 31, 2017 and 2016 are as follows (in thousands):

	December 31, 2017			December 31, 2016
	As originally reported	Adjustments	As Restated	As originally reported	Adjustments	As Revised
Deferred income tax assets	20,135	37,202	57,337	-	-	-
Total assets	2,586,662	37,202	2,623,864	2,461,569	-	2,461,569
Deferred income tax liabilities	-	61,961	61,961	35,382	1,029	36,411
Liability for unrecognized tax benefits	8,890	-	8,890	5,738	706	6,444
Total liabilities	1,259,787	61,961	1,321,748	1,286,790	1,735	1,288,525
Retained earnings	351,622	(24,367)	327,255	216,644	(1,292)	215,352
Accumulated other comprehensive loss	(4,314)	(392)	(4,706)	(7,732)	(443)	(8,175)
Total stockholders’ equity attributable to the Company’s stockholders	1,236,137	(24,759)	1,211,378	1,078,425	(1,735)	1,076,690
Total equity	1,320,459	(24,759)	1,295,700	1,170,007	(1,735)	1,168,272

The effects of the restatement and revision on the line items within the Company's consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	As originally reported	Adjustments	As Restated	As originally reported	Adjustments	As Revised	As originally reported	Adjustments	As Revised
Income tax (provision) benefit	$1,411	$(23,075)	$(21,664)	$(31,837)	$(5,222)	$(37,059)	$15,258	$799	$16,057
Income from continuing operations	170,184	(23,075)	147,109	101,516	(5,222)	96,294	123,349	799	124,148
Net income attributable to the Company’s Stockholders	155,489	(23,075)	132,414	93,930	(5,222)	88,708	119,573	799	120,372
Loss in respect of derivative instruments designated for cash flow hedge	84	51	135	87	54	141	91	56	147
Comprehensive income	174,439	(23,024)	151,415	101,044	(5,168)	95,876	124,350	855	125,205
Comprehensive income attributable to the Company’s stockholders	158,907	(23,024)	135,883	93,865	(5,168)	88,697	120,574	855	121,429
Earnings per share
Basic:	3.10	(0.46)	2.64	1.90	(0.11)	1.79	2.46	0.02	2.48
Diluted:	3.06	(0.45)	2.61	1.87	(0.10)	1.77	2.43	0.02	2.45

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effects of the restatement and revision on the line items within the Company’s consolidated statements of equity for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	As originally reported	Adjustments	As Revised

Balance as of December 31, 2014:
Retained earnings	$41,539	$3,131	$44,670
Accumulated other comprehensive loss	(8,668)	(553)	(9,221)
Total stockholders’ equity attributable to the Company’s stockholders	774,923	2,578	777,501
Total equity	786,746	2,578	789,324
Net income for the year ended December 31, 2015	123,349	799	124,148
Net income attributable to the Company’s stockholders for the year ended December 31, 2015	119,573	799	120,372
Loss in respect of derivative instruments designated for cash flow hedge for the year ended December 31, 2015	91	56	147
Balance as of December 31, 2015:
Retained earnings	148,396	3,930	152,326
Accumulated other comprehensive loss	(7,667)	(497)	(8,164)
Total stockholders’ equity attributable to the Company’s stockholders	990,001	3,433	993,434
Total equity	1,083,874	3,433	1,087,307
Net income for the year ended December 31, 2016	101,232	(5,222)	96,010
Net income attributable to the Company’s stockholders for the year ended December 31, 2016	93,930	(5,222)	88,708
Loss in respect of derivative instruments designated for cash flow hedge for the year ended December 31, 2016	87	54	141
Balance as of December 31, 2016:
Retained earnings	216,644	(1,292)	215,352
Accumulated other comprehensive loss	(7,732)	(443)	(8,175)
Total stockholders’ equity attributable to the Company's stockholders	1,078,425	(1,735)	1,076,690
Total equity	1,170,007	(1,735)	1,168,272

	As originally reported	Adjustments	As Restated
Net income for the year ended December 31, 2017	$169,132	$(23,075)	$146,057
Net income attributable to the Company’s stockholders for the year ended December 31, 2017	155,489	(23,075)	132,414
Loss in respect of derivative instruments designated for cash flow hedge for the year ended December 31, 2017	84	51	135
Balance as of December 31, 2017:
Retained earnings	351,622	(24,367)	327,255
Accumulated other comprehensive loss	(4,314)	(392)	(4,706)
Total stockholders’ equity attributable to the Company’s stockholders	1,236,137	(24,759)	1,211,378
Total equity	1,320,459	(24,759)	1,295,700

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although there was no impact to net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities, the effects of the restatement and revision on the line items within the consolidated statements of cash flows for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	Year ended December 31, 2017			Year ended December 31, 2016			Year ended December 31, 2015
	As originnally reported	Adjustments	As Restated	As originally reported	Adjustments	As Revised	As originally reported	Adjustments	As Revised
Net income	$170,184	$(23,075)	$147,109	$101,516	$(5,222)	$96,294	$123,349	$799	$124,148
Deferred income tax provision	(64,104)	22,957	(41,147)	18,473	4,749	23,222	(39,530)	(432)	(39,962)
Liability for unrecognized tax benefits	3,152	118	3,270	(4,647)	473	(4,174)	2,874	233	3,107
Accounts payable and accrued expenses	51,641	-	51,641	(1,375)	-	(1,375)	(339)	(600)	(939)
Net cash provided by operating activities	245,575	-	245,575	159,285	-	159,285	190,025	-	190,025

The impacts of the restatement and revision have been reflected throughout the financial statements, including the applicable footnotes, as appropriate. This resulted in changes to the components of the income tax provision (benefit), including the significant components of the deferred tax provision (benefit), the income tax rate reconciliation, the components of deferred tax assets and liabilities and the schedules of changes in the valuation allowance and unrecognized tax benefits, together with other disclosures in Note 18 and changes to segment assets in Note 19.

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

Restrictive covenants

The Company’s obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, as well as the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, the Company has agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6; and (iii) dividend distribution not to exceed 35% of net income for that year. As of December 31, 2017: (i) total equity was $1,295.7 million and the actual equity to total assets ratio was 49.4%, and (ii) the 12-month debt, net of cash, cash equivalents marketable securities and short-term bank deposits to Adjusted EBITDA ratio was 2.58. During the year ended December 31, 2017, the Company distributed interim dividends in an aggregate amount of $20.5 million.

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

NOTE 18 — INCOME TAXES (Restated)

As further described in Note 1, the Company has restated, for 2017, and revised, for 2016 and 2015, its previously issued consolidated financial statements for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $190.0 million and state NOL carryforwards of approximately $238.1 million, available to reduce future taxable income, which expire between 2029 and 2037 for federal NOLs and between 2018 and 2037 for state NOLs. The state tax credits in the amount of $0.8 million at December 31, 2017 are available for an indefinite period. The PTCs in the amount of $85.2 million at December 31, 2017 are available for a 20-year period and expire between 2026 and 2037. The Foreign Tax Credits (“FTCs”) in the amount of $86.2 million at December 31, 2017 are available for a 10-year period and begin to expire in 2027.

The Company has recorded deferred tax assets for net operating losses, foreign tax credits, and production tax credits.  Realization of the deferred tax assets and tax credits is dependent on generating sufficient taxable income in appropriate jurisdictions prior to expiration of the NOL carryforwards and tax credits. Based upon available evidence of the Company’s ability to generate additional taxable income in the future and historical losses in prior years, a valuation allowance in the amount of $77.6 million and $116.2 million is recorded against the U.S. deferred tax assets as of December 31, 2017 and 2016, respectively, as it is more likely than not that the deferred tax assets will not be realized.  The decrease in the valuation allowance of $38.6 million is based upon new available evidence of the Company's ability to generate additional taxable income in the U.S. due to the closing of the SCPPA portfolio and the taxable income impacts of the recently enacted Tax Act, discussed further below.  The Company is maintaining a valuation allowance of $77.6 million against a portion of the U.S. foreign tax credits, production tax credits, state tax credits and state NOLs that are expected to expire before they can be utilized in future periods.

U.S. and foreign components of income from continuing operations, before income taxes and equity in income (losses) of investees consisted of:

	Year Ended December 31,

	2017 (As restated)	2016	2015
	(Dollars in thousands)
U.S.	$13,680	$(7,109)	$(236)
Non-U.S. (foreign)	157,050	148,197	113,835
Total income from continuing operations, before income taxes and equity in losses of investees	$170,730	$141,088	$113,599

The components of the provision (benefit) for income taxes, net are as follows:

	Year Ended December 31,

	2017 (As restated)	2016	2015
	(Dollars in thousands)

Current:
Federal	$43,935	$—	$51
State	43	(276)	252
Foreign	11,186	13,554	18,808
Total current income tax expense	$55,164	$13,278	$19,111

Deferred:
Federal	(55,718)	57	168
State	(3,284)	—	—
Foreign	25,502	23,724	(35,336)
Total deferred tax provision (benefit)	(33,500)	23,781	(35,168)
Total provision (benefit) for income taxes	$21,664	$37,059	$(16,057)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of the deferred income tax expense (benefit) are as follows:

	Year Ended December 31,

	2017 (As restated)	2016	2015
	(Dollars in thousands)

Other deferred tax expense (exclusive of the effect of other components listed below)	$4,337	$(1,822)	$2,034
Usage (benefit) of operating loss carryforwards - U.S.	72,293	(28,065)	(5,576)
Change in valuation allowance	(38,548)	23,336	(40,999)
Change in foreign valuation allowance	—	—	(49,701)
Change in foreign income tax	25,502	23,724	14,365
Change in lease transaction	—	—	4,574
Change in tax monetization transaction	(3,091)	51,040	16,004
Change in depreciation	(29,265)	(42,411)	(205)
Change in foreign tax credits	(86,206)	—	—
Change in withholding tax	14,400	—	—
Change in state and investment tax credits	(144)	—	—
Change in intangible drilling costs	19,008	4,511	4,932
Change in production tax credits and alternative minimum tax credit	(2,086)	(11,643)	610
Basis difference in partnership interests	(9,700)	5,111	18,794
	$(33,500)	$23,781	$(35,168)

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,

	2017 (As restated)	2016	2015
U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Impact of federal tax reform	(12.4)	-	-
Transition tax inclusion	42.1	-	-
Foreign tax credits	(50.5)	-	-
Tax basis adjustment	-	(4.9)	34.9
Withholding tax	34.1	-	-
Valuation allowance - U.S.	(22.6)	16.5	(36.1)
Valuation allowance – foreign	-	-	(43.8)
State income tax, net of federal benefit	1.1	(0.6)	0.6
Effect of foreign income tax, net	(10.7)	(10.3)	(5.9)
Production tax credits	(1.2)	(8.3)	(0.1)
Subpart F income	1.7	0.3	1.3
Other, net	(3.9)	(1.4)	-
Effective tax rate	12.7%	26.3%	(14.1% )

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax assets and liabilities consist of the following:

	December 31,
	2017 (As restated)	2016
	(Dollars in thousands)

Deferred tax assets (liabilities):
Net foreign deferred taxes, primarily depreciation	$(61,961)	$(36,413)
Depreciation	(65,315)	(10,253)
Intangible drilling costs	13,003	24,856
Net capital loss carryforward - U.S.	55,084	127,633
Tax monetization transaction	(13,134)	(96,293)
State and Investment tax credits	813	1,341
Production tax credits	85,193	82,435
Foreign tax credits	86,206	-
Withholding tax	(14,400)	-
Stock options amortization	1,166	1,476
Basis difference in partnership interest	(16,817)	(18,200)
Accrued liabilities and other	3,109	3,241

Total deferred tax assets (liabilities)	72,947	79,823
Less - valuation allowance	(77,571)	(116,234)

Total	$(4,624)	$(36,411)

The following table presents a reconciliation of the beginning and ending valuation allowance:

	December 31,

	2017 (As restated)	2016	2015
	(Dollars in thousands)

Balance at beginning of the year	$116,234	$92,898	$183,598
Additions to valuation allowance	46,560	23,336	-
Release of valuation allowance	(85,223)	-	(90,700)
Balance at end of the year	$77,571	$116,234	$92,898

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the deferred taxes on the balance sheet as of the dates indicated:

	December 31,

	2017 (As restated)	2016	2015
	(Dollars in thousands)

Non-current deferred tax assets	$57,337	$—	$—
Non-current deferred tax liabilities	(61,961)	(36,411)	(28,989)
Total Non-current deferred tax assets, net	(4,624)	(36,411)	(28,989)
Uncertain tax benefit offset (1)	(95)	—	—
	$(4,719)	$(36,411)	$(28,989)

(1) The non-current deferred tax asset has been reduced by the uncertain tax benefit of $0.1 million in accordance with ASU 2013-11, Income Taxes.

During 2017, the Company changed its intention to reinvest certain undistributed earnings of Ormat Systems Ltd., a wholly owned subsidiary in Israel.  The decision was made to distribute $396.0 million, of which $300.0 million was received in December 2017 and the remaining $96.0 million is expected to be received during 2018.  The Company recorded the tax impact of this change in the income tax provision, notable a withholding tax of approximately $58.3 million.  The Company recorded a foreign tax credit deferred tax asset for the withholding tax and an associated valuation allowance based on the Company’s ability to utilize foreign tax credits in the U.S. prior to the expiration period starting in 2027.

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

At December 31, 2017 and 2016, there are $8.9 million and $6.4 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate. Interest and penalties assessed by taxing authorities on an underpayment of income taxes are included as a component of income tax provision in the consolidated statements of operations and comprehensive income.

A reconciliation of our unrecognized tax benefits is as follows:

	Year Ended December 31,

	2017 (As restated)	2016	2015
	(Dollars in thousands)
Balance at beginning of year	$4,609	$7,781	$4,477
Additions based on tax positions taken in prior years	5	675	(1)
Additions based on tax positions taken in the current year	2,580	1,532	4,619
Reduction based on tax positions taken in prior years	(837)	(5,379)	(1,314)
Balance at end of year	$6,357	$4,609	$7,781

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

The reduction of $0.8 million, $5.4 million and $1.3 million in 2017, 2016 and 2015, respectively, was due to the statute of limitations expiration on certain tax positions as well as Ormat System's tax settlement as detailed below.

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

Tax benefits in the U.S.

The U.S. government encourages production of electricity from geothermal resources through certain tax subsidies under the ARRA which has been extended by the Consolidated Appropriations Act, 2016 (CAA).  On February 9, 2018, the Bipartisan Budget Act of 2018 was enacted extending the production tax credit (PTC) and investment tax credit (ITC) in lieu of PTCs for geothermal projects that begin construction before 2018.  Geothermal projects that begin construction before 2018 and meet certain other “begun construction” rules qualify for 2.4 cents per kilowatt hour of PTCs for their first 10-years of operations; alternatively, the owner of the project may elect a 30% ITC in lieu of PTCs.  For projects that do not satisfy the begun construction rules, the ITC is reduced to 10%.  The owner of the power plant must choose between the PTC and the 30% ITC described above. In either case, under current tax rules for tax credits generated before January 1, 2018, any unused tax credit has a 1-year carry back and a 20-year carry forward.  Whether the Company claims the PTC or the ITC, for assets acquired and placed in service after September 27, 2017, the Company is permitted to fully expense the cost of qualified property (“bonus depreciation”).  In later years, the first-year bonus depreciation deduction phases down, as follows:

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

Other significant foreign countries — The Company’s operations in New Zealand are taxed at the rate of 28% in 2017 and 2016.

Income taxes related to U.S. tax legislation commonly referred to as the Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (2) requiring companies to include in taxable income a one-time tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) a new provision designed to tax global intangible low-taxed income (GILTI); (5) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

           Reduction in U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate of 35 percent to 21 percent, effective January 1, 2018. Consequently, we have recorded a provision increase related to deferred taxes of $22.6 million with a corresponding net adjustment to deferred income tax benefit for the year ended December 31, 2017.  While we are able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, our calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

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

NOTE 19 — BUSINESS SEGMENTS (Restated)

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Consolidated
	(Dollars in thousands)
Year Ended December 31, 2017:
Net revenues from external customers	$468,329	$224,483	$692,812
Intersegment revenues	—	109,040	109,040
Depreciation and amortization expense	111,676	3,470	115,146
Operating income	154,475	50,543	205,018
Segment assets at period end (*) (1) (As restated)	2,508,151	115,713	2,623,864
Expenditures for long-lived assets	252,581	6,653	259,234
* Including unconsolidated investments	—	34,084	34,084

Year Ended December 31, 2016:
Net revenues from external customers	$436,292	$226,299	$662,591
Intersegment revenues	—	56,075	56,075
Depreciation and amortization expense	102,698	3,279	105,977
Operating income	126,828	75,054	201,882
Segment assets at period end (1)	2,204,444	257,125	2,461,569
Expenditures for long-lived assets	147,211	4,719	151,930

Year Ended December 31, 2015 :
Net revenues from external customers	$375,920	$218,724	$594,644
Intersegment revenues	—	48,559	48,559
Depreciation and amortization expense	103,892	3,314	107,206
Operating income	99,345	64,716	164,061
Segment assets at period end	2,044,346	229,636	2,273,982
Expenditures for long-lived assets	149,666	2,784	152,450

(1) Electricity segment assets include goodwill in the amount of $21.0 million and $6.7 million as of December 31, 2017 and 2016, respectively.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Year Ended December 31,

	2017	2016	2015
	(Dollars in thousands)

Revenues:
Total segment revenues	$692,812	$662,591	$594,644
Intersegment revenues	109,040	56,075	48,559
Elimination of intersegment revenues	(109,040)	(56,075)	(48,559)
Total consolidated revenues	$692,812	$662,591	$594,644

Operating income:
Operating income	$205,018	$201,882	$164,061
Interest income	988	971	297
Interest expense, net	(54,142)	(67,389)	(72,577)
Foreign currency translation and transaction losses	2,654	(5,534)	(1,622)
Income attributable to sale of equity interest	17,878	16,503	25,431
Other non-operating income, net	(1,666)	(5,345)	(1,991)
Total consolidated income before income taxes and equity in losses of investees	$170,730	$141,088	$113,599

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Three Months Ended
	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
						(As restated)	(As restated)	(As restated)
	(Dollars in thousands, except per share amounts)
Revenues:
Electricity	$107,868	$104,001	$109,795	$114,628	$115,776	$111,777	$112,273	$128,503
Product	43,726	55,860	74,822	51,891	74,122	67,587	44,912	37,862
Total revenues	151,594	159,861	184,617	166,519	189,898	179,364	157,185	166,365
Cost of revenues:
Electricity	63,686	62,243	66,481	69,163	66,036	65,439	65,774	75,017
Product	24,035	31,822	43,647	30,719	49,452	43,432	32,218	26,992
Total cost of revenues	87,721	94,065	110,128	99,882	115,488	108,871	97,992	102,009
Gross margin	63,873	65,796	74,489	66,637	74,410	70,493	59,193	64,356
Operating expenses:
Research and development expenses	349	595	1,086	732	602	1,050	716	789
Selling and marketing expenses	3,675	3,668	4,793	4,288	4,363	4,090	3,630	3,517
General and administrative expenses	8,749	8,783	19,093	10,085	9,949	12,201	10,877	9,854
Write-off of unsuccessful exploration activities	557	863	1,294	303	--	--	--	1,796
Operating income	50,543	51,887	48,223	51,229	59,496	53,152	43,970	48,400
Other income (expense):
Interest income	320	245	266	140	244	362	255	127
Interest expense, net	(16,023)	(18,401)	(17,137)	(15,828)	(14,923)	(14,540)	(11,692)	(12,987)
Derivatives and foreign currency transaction gains (losses)	1,962	(4,332)	(222)	(2,942)	1,338	1,703	(1,001)	614
Income attributable to sale of tax benefits	4,398	4,519	3,463	4,123	6,157	4,356	3,506	3,859
Other non-operating income (expense), net	191	49	(5,546)	(39)	(92)	6	(1,592)	12
Income (loss) from continuing operations, before income taxes and equity in income (losses) of investees	41,391	33,967	29,047	36,683	52,220	45,039	33,446	40,025
Income tax benefit (provision)	(9,079)	(8,515)	(12,109)	(7,356)	(11,004)	(32,765)	(6,224)	28,329
Equity in income (losses) of investees	(937)	(1,144)	(2,653)	(3,001)	(1,599)	(428)	337	(267)
Net income (loss)	31,375	24,308	14,285	26,326	39,617	11,846	27,559	68,087
Net loss (income) attributable to noncontrolling interest	(1,674)	(584)	(2,326)	(3,002)	(4,423)	(3,206)	(3,599)	(3,467)
Net income (loss) attributable to the Company's stockholders	$29,701	$23,724	$11,959	$23,324	$35,194	$8,640	$23,960	$64,620

Earnings (loss) per share attributable to the Company's stockholders

Basic:
Net income	$0.60	$0.48	$0.24	$0.47	$0.71	$0.17	$0.48	$1.28

Diluted:
Net income	$0.60	$0.47	$0.24	$0.46	$0.70	$0.17	$0.47	$1.27

Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	49,173	49,456	49,599	49,647	49,680	49,771	50,367	50,607
Diluted	49,782	50,137	50,289	50,293	50,491	50,624	50,867	51,053

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further discussed in Note 1, the Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2017 to correct for errors in its previously issued 2017 consolidated financial statements primarily relating to the Company’s ability to utilize Federal tax credits in the U.S. prior to their expiration starting in 2027 and the resulting impact on the Company’s deferred tax asset valuation allowance, and the inappropriate netting of certain deferred income tax assets and liabilities across different tax jurisdictions, which was not permissible under U.S. generally accepted accounting principles. In addition, there were other immaterial prior period errors, including an out-of-period adjustment that had been previously recorded for the correction of an understated liability for unrecognized tax benefits related to intercompany interest. In addition, the Company also concluded that it would revise its previously issued consolidated financial statements as of and for the year ended December 31, 2016 and for the year ended December 31, 2015 to correct for certain other tax errors, including a prior period error related to the translation of deferred tax liabilities in the Company’s Kenyan subsidiary, which were previously determined to be immaterial and which had previously been corrected for as out-of-period adjustments in the period of identification.

These error corrections also resulted in the restatement, for 2017 and revision, for 2016, of the Company’s previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 and the three and nine months ended September 30, 2017 and 2016 which restatements and revisions have been effected through the Company’s filing of amended Form 10-Q’s. The revision of the Company’s previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2017 will be effected in connection with the Company’s filing of its Form 10-Q for the quarter ended March 31, 2018. The impact of the restatement and revision of these unaudited periods, along with the restatement of the financial results for the three months ended December 31, 2017 and the revision of the financial results for the three months ended December 31, 2016, have been reflected within the table above. The restated condensed consolidated financial statements for the three months ended December 31, 2017 reflect a $1.3 million decrease in the income tax benefit, with a corresponding decrease in net income. In addition, the revised condensed consolidated financial statements for the three months ended December 31, 2016 reflect a $4.9 million increase in the tax provision, with a corresponding reduction to net income.

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

Events subsequent to original issuance of financial statements (Unaudited)

Cash dividend

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

Platanares loan

On April 30, 2018 the Company, through its wholly owned subsidiary, and the Overseas Private Investment Corporation (“OPIC”), an agency of the United States Government, signed a finance agreement for non-recourse project financing totaling up to $124.7 million for the 35 MW Platanares geothermal power plant in Honduras. The loan may be funded to Platanares in up to three total disbursements and will have a final maturity of approximately 14 years. Closing and disbursements of the loan are subject to customary conditions for funding, which the Company expects to satisfy by the end of the second quarter of 2018. Upon closing, the interest rate on the loan will be determined, and is expected to be between 6.75% and 7.25% based on the current estimates for U.S. Treasury and for the additional spread on OPIC certificates of participation.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Geothermal transaction

On April 24, 2018, the Company completed its previously announced acquisition of USG. The total cash consideration (exclusive of transaction expenses) was approximately $110 million, comprised of approximately $106 million funded from available cash of Ormat Nevada Inc. (to acquire the outstanding shares of common stock of USG) and approximately $4 million funded from available cash of USG (to cash-settle outstanding in-the-money options for common stock of USG). As a result of the acquisition, USG became an indirect wholly owned subsidiary of Ormat, and Ormat indirectly acquired, among other things, interests held by USG and its subsidiaries in:

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

The Company accounted for the transaction in accordance with ASC 805, Business Combinations and following the transaction, the Company consolidates USG in accordance with ASC 810, Consolidation. Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The Company expects that the adoption of ASU 2017-01, Business Combinations, as further described under Note 2 to the consolidated financial statements, would not have an effect on the U.S. Geothermal transaction.

The Company deemed the transaction to not meet the significant subsidiary threshold and as a result did not provide additional pro-forma and other related information, that otherwise would have been required.

Migdal Senior Unsecured Loan

On March 22, 2018 the Company entered into a definitive loan agreement (the "Migdal Loan Agreement") with Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., all entities within the Migdal Group, a leading insurance company and institutional investor in Israel. The Migdal Loan Agreement provides for a loan by the lenders to the Company in an aggregate principal amount of $100 million (the “Migdal Loan”). The Migdal Loan will be repaid in 15 semi-annual payments of $4.2 million each, commencing on September 15, 2021, with a final payment of $37 million on March 15, 2029. The Migdal Loan bears interest at a fixed rate of 4.8% per annum, payable semi-annually, subject to adjustment in certain circumstances as described below.

The Loan is subject to early redemption by the Company prior to maturity from time to time (but not more frequently than once per quarter) and at any time in whole or in part, at a redemption price set forth in the Migdal Loan Agreement. If the rating of the Company is downgraded to "ilA-", by Standard and Poor’s Global Ratings Maalot Ltd. (“Maalot”), the interest rate applicable to the Migdal Loan will be increased by 0.50%. If the rating of the Company is further downgraded to a lower level, the interest rate applicable to the Migdal Loan will be increased by 0.25% for each additional downgrade. In no event will the cumulative increase in the interest rate applicable to the Loan exceed 1% regardless of the cumulative rating downgrade. A subsequent upgrade or reinstatement of a rating by Maalot will reduce the interest rate applicable to the Migdal Loan by 0.25% for each upgrade (but in no event will the interest rate applicable the Migdal Loan fall below the base interest rate of 4.8%). Additionally, if the ratio between short-term and long-term debt to financial institutions and bondholders, deducting cash and cash equivalents to EBITDA is equal to or higher than 4.5, the interest rate on all amounts then outstanding under the Migdal Loan shall be increased by 0.5% per annum over the interest rate then-applicable to the Migdal Loan.

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

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2017, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017 because of the material weakness described above. As a result we concluded that we did not maintain an effective internal control over financial reporting as of December 31, 2017, based on the criteria in Internal Control-Integrated Framework (2013) issued by the COSO. Management has determined that the restatement described in Note 1 to the consolidated financial statements was an additional effect of the material weakness described above. Accordingly, this restatement did not affect our assessment of internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K/A.

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

We have commenced our remediation plan, with the goal of remediating this material weakness as soon as possible, subject to the conclusion by our management that our enhanced internal control over financial reporting is operating effectively following appropriate testing. While we have developed and are in the process of implementing a plan to remediate this material weakness, there can be no assurance that this will occur within 2018.

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
Name: Isaac Angel
Title: Chief Executive Officer

Date: June 19, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on June 19, 2018.

Signature	Capacity

/s/ Isaac Angel	Chief Executive Officer
Isaac Angel	(Principal Executive Officer)

/s/ Doron Blachar	Chief Financial Officer
Doron Blachar	(Principal Financial and Accounting Officer)

/s/ Todd Freeland	Chairman of the Board of Directors
Todd Freeland

/s/ Stan Koyanagi	Director
Stan Koyanagi

/s/ Dan Falk	Director
Dan Falk

/s/ David Granot	Director
David Granot

/s/ Ravit Bar Niv	Director
Ravit Bar Niv

/s/ Yuichi Nishigori	Director
Yuichi Nishigori

/s/ Dafna Sharir	Director
Dafna Sharir

/s/ Stanley B. Stern	Director
Stanley B. Stern

/s/ Byron Wong	Director
Byron Wong

(C) EXHIBIT INDEX

Exhibit No.	Document

2.1+	Agreement and Plan of Merger, dated January 24, 2018, by and among Ormat Nevada Inc., OGP Holding Corp. and U.S. Geothermal Inc. ^

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

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, filed herewith.

31.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

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

**	Filed herewith.
+	Filed with the original filing on Form 10-K for the fiscal year ended December 31, 2017 (File No. 001-32347) filed on March 16, 2018.
^	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We will furnish the omitted schedules to the SEC upon request.