Form 10-Q
period 2018-03-31
ORMAT TECHNOLOGIES, INC.
filed 2018-06-19
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 17, 2018, the number of outstanding shares of common stock, par value $0.001 per share, was 50,617,209.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

iii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iv

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,723	$47,818
Restricted cash and cash equivalents (primarily related to VIEs)	50,332	48,825
Receivables:
Trade	103,580	110,410
Other	10,018	13,828
Inventories	20,069	19,551
Costs and estimated earnings in excess of billings on uncompleted contracts	41,134	40,945
Prepaid expenses and other	42,274	40,269
Total current assets	322,130	321,646
Investment in an unconsolidated company	63,109	34,084
Deposits and other	21,205	21,599
Deferred income taxes	124,304	57,337
Deferred charges	—	49,834
Property, plant and equipment, net ($1,655,365 and $1,631,900 related to VIEs, respectively)	1,723,560	1,734,691
Construction-in-process ($149,872 and $142,717 related to VIEs, respectively)	345,563	293,542
Deferred financing and lease costs, net	4,922	4,674
Intangible assets, net	84,771	85,420
Goodwill	21,253	21,037
Total assets	$2,710,817	$2,623,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,551	$153,796
Short term revolving credit lines with banks (full recourse)	38,500	51,500
Billings in excess of costs and estimated earnings on uncompleted contracts	10,458	20,241
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	28,398	33,226
Other loans	21,495	21,495
Full recourse	2,809	3,087
Total current liabilities	205,211	283,345
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $7,693 and $8,113, respectively)	305,905	311,668
Other loans (less deferred financing costs of $5,231 and $5,258, respectively)	237,245	242,385
Full recourse:
Senior unsecured bonds (less deferred financing costs of $863 and $580, respectively)	303,469	203,752
Other loans (less deferred financing costs of $994 and $1,011, respectively)	46,506	46,489
Liability associated with sale of tax benefits	42,622	44,634
Deferred lease income	50,745	51,520
Deferred income taxes	48,074	61,961
Liability for unrecognized tax benefits	9,074	8,890
Liabilities for severance pay	20,874	21,141
Asset retirement obligation	27,639	27,110
Other long-term liabilities	21,625	18,853
Total liabilities	1,318,989	1,321,748
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	6,943	6,416

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,617,209 and 50,609,051 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	51	51
Additional paid-in capital	890,485	888,778
Retained earnings	410,758	327,255
Accumulated other comprehensive loss	(909)	(4,706)
Total equity attributable to the Company's stockholders	1,300,385	1,211,378
Noncontrolling interest	84,500	84,322
Total equity	1,384,885	1,295,700
Total liabilities, redeemable noncontrolling interest and equity	$2,710,817	$2,623,864

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$132,489	$115,776
Product	48,672	74,122
Other	2,862	—
Total revenues	184,023	189,898
Cost of revenues:
Electricity	73,482	66,036
Product	33,726	49,452
Other	3,443	—
Total cost of revenues	110,651	115,488
Gross profit	73,372	74,410
Operating expenses:
Research and development expenses	1,108	602
Selling and marketing expenses	3,699	4,363
General and administrative expenses	13,849	9,949
Write-off of unsuccessful exploration activities	123	—
Operating income	54,593	59,496
Other income (expense):
Interest income	113	244
Interest expense, net	(14,344)	(14,923)
Derivatives and foreign currency transaction gains (losses)	(1,599)	1,338
Income attributable to sale of tax benefits	7,361	6,157
Other non-operating expense, net	(20)	(92)
Income from continuing operations before income taxes and equity in earnings (losses) of investees	46,104	52,220
Income tax (provision) benefit	26,942	(11,004)
Equity in earnings (losses) of investees, net	1,210	(1,599)
Income from continuing operations	74,256	39,617
Net income attributable to noncontrolling interest	(4,748)	(4,423)
Net income attributable to the Company's stockholders	$69,508	$35,194
Comprehensive income:
Net income	74,256	39,617
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	1,528	—
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	2,634	569
Loss in respect of derivative instruments designated for cash flow hedge	20	48
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(15)	(24)
Comprehensive income	78,423	40,210
Comprehensive income attributable to noncontrolling interest	(5,118)	(4,412)
Comprehensive income attributable to the Company's stockholders	$73,305	$35,798
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$1.37	$0.71
Diluted:
Net income	$1.36	$0.70
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,614	49,680
Diluted	51,051	50,491
Dividend per share declared	$0.23	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in		Income		Noncontrolling	Total
	Shares	Amount	Capital		(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2016	49,667	$50	$869,463	$215,352	$(8,175)	$1,076,690	$91,582	$1,168,272

Stock-based compensation	—	—	1,713	—	—	1,713	—	1,713
Exercise of options by employees and directors	39	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(6,807)	(6,807)
Cash dividend declared, $0.17 per share	—	—	—	(8,448)	—	(8,448)	—	(8,448)
Net income	—	—	—	35,194	—	35,194	4,079	39,273
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	89	89	(11)	78
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	48	48	—	48
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	569	569	—	569
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $14)	—	—	—	—	(24)	(24)	—	(24)

Balance at March 31, 2017	49,706	$50	$871,176	$242,098	$(7,493)	$1,105,831	$88,843	$1,194,674

Balance at December 31, 2017	50,609	$51	$888,778	$327,255	$(4,706)	$1,211,378	$84,322	$1,295,700

Stock-based compensation	—	—	1,707	—	—	1,707	—	1,707
Exercise of options by employees and directors	8	—	—	—	—	—	—	—
Cumulative effect of changes in accounting principles	—	—	—	25,635	—	25,635	—	25,635
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,674)	(4,674)
Cash dividend declared, $0.23 per share	—	—	—	(11,640)	—	(11,640)	—	(11,640)
Net income	—	—	—	69,508	—	69,508	4,482	73,990
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,158	1,158	370	1,528
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $13)	—	—	—	—	20	20	—	20
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment	—	—	—	—	2,634	2,634	—	2,634
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $9)	—	—	—	—	(15)	(15)	—	(15)

Balance at March 31, 2018	50,617	$51	$890,485	$410,758	$(909)	$1,300,385	$84,500	$1,384,885

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$74,256	$39,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,553	27,059
Accretion of asset retirement obligation	529	455
Stock-based compensation	1,707	1,713
Amortization of deferred lease income	(671)	(671)
Income attributable to sale of tax benefits, net of interest expense	(6,295)	(4,335)
Equity in losses (earnings) of investees	(1,210)	1,600
Mark-to-market of derivative instruments	962	(1,519)
Write-off of unsuccessful exploration activities	123	—
Gain on severance pay fund asset	129	(947)
Deferred income tax provision and deferred charges	(29,467)	6,612
Liability for unrecognized tax benefits	184	692
Deferred lease revenues	(104)	(92)
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	9,777	19,092
Costs and estimated earnings in excess of billings on uncompleted contracts	(189)	(4,352)
Inventories	(503)	(5,800)
Prepaid expenses and other	(2,005)	6,873
Deposits and other	62	(557)
Accounts payable and accrued expenses	(49,027)	681
Billings in excess of costs and estimated earnings on uncompleted contracts	(9,783)	(14,035)
Liabilities for severance pay	(267)	930
Other long-term liabilities	1,008	(1,553)
Net cash provided by operating activities	19,769	71,463
Cash flows from investing activities:
Capital expenditures	(66,962)	(52,885)
Investment in unconsolidated companies	(1,275)	(14,918)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	—	(35,300)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	203	(18)
Net cash used in investing activities	(68,034)	(103,121)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	100,000	—
Proceeds from revolving credit lines with banks	860,800	50,000
Repayment of revolving credit lines with banks	(873,800)	(20,000)
Cash received from noncontrolling interest	4,134	1,411
Repayments of long-term debt	(16,687)	(13,405)
Cash paid to noncontrolling interest	(4,674)	(6,807)
Payments of capital leases	(436)	(408)
Deferred debt issuance costs	(1,020)	(1,144)
Cash dividends paid	(11,640)	(8,448)
Net cash provided by financing activities	56,677	1,199
Net change in cash and cash equivalents and restricted cash and cash equivalents	8,412	(30,459)
Cash and cash equivalents and restricted cash and cash equivalentsat beginning of period	96,643	264,476
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$105,055	$234,017
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(1,673)	$1,801

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2018, the consolidated results of operations and comprehensive income (loss) for the three-month periods ended March 31, 2018 and 2017 and the consolidated cash flows for the three-month periods ended March 31, 2018 and 2017.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. The condensed consolidated balance sheet data as of December 31, 2017 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2017, but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Revision of previously issued condensed consolidated financial statements

As previously disclosed in the Company’s Form 10-K/A as of and for the year ended December 31 2017, filed on June 19, 2018, the Company restated its previously issued 2017 financial statements due to the subsequent identification of material tax errors.

The Company also identified other tax errors in the previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2017, including a prior period tax error for an unrecognized tax benefit related to intercompany interest. The Company assessed the materiality of these errors in accordance with the SECs Staff Accounting Bulletin (“SAB”) Topic 1.Materiality, codified in ASC Topic 250, Presentation of Financial Statements (“ASC 250”), and concluded that such previously issued financial statements were not materially misstated. However, in connection with the fiscal 2017 restatement, the Company determined that it would revise such previously issued financial statements to correct for these errors. As a result, the revised financial statements for the three months ended March 31, 2017 reflect a $0.1 million increase in the income tax provision, with a corresponding decrease in net income and comprehensive income, and a $1.7 million decrease to total equity as of January 1, 2017 to correct for immaterial tax errors originating prior to 2017.

The effects of the revision on the line items within the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 are as follows:

	Three months ended March 31, 2017
	As originally reported	Adjustments	As revised
	(Dollars in thousands)
Income tax provision	$(10,886)	$(118)	$(11,004)
Income from continuing operations	39,735	(118)	39,617
Net income attributable to the Company’s Stockholders	35,312	(118)	35,194
Loss in respect of derivative instruments designated for cash flow hedge	22	26	48
Comprehensive income	40,302	(92)	40,210
Comprehensive income attributable to the Company’s stockholders	35,890	(92)	35,798
Earnings per share
Basic:	$0.71	$-	$0.71
Diluted:	$0.70	$-	$0.70

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The effects of the revision on the line items within the Company’s condensed consolidated statements of equity for the three months ended March 31, 2017 are as follows:

	Three months ended March 31, 2017
	As originally reported	Adjustments	As revised
	(Dollars in thousands)
Balances as of December 31, 2016:
Retained earnings	$216,644	$(1,292)	$215,352
Accumulated other comprehensive loss	(7,732)	(443)	(8,175)
Total stockholders’ equity attributable to the Company’s stockholders	1,078,425	(1,735)	1,076,690
Total equity	1,170,007	(1,735)	1,168,272
Net income for the three months ended March 31, 2017	39,391	(118)	39,273
Net income attributable to the Company’s stockholders for the three months ended March 31, 2017	35,312	(118)	35,194
Loss in respect of derivative instruments designated for cash flow hedge for the three months ended March 31, 2017	22	26	48
Balances as of March 31, 2017:
Retained earnings	243,508	(1,410)	242,098
Accumulated other comprehensive loss	(7,076)	(417)	(7,493)
Total stockholders’ equity attributable to the Company’s stockholders	1,107,658	(1,827)	1,105,831
Total equity	1,196,501	(1,827)	1,194,674

Although there was no impact to net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities, the effects of the revision on the line items within the condensed consolidated statements of cash flows for the three months ended March 31, 2017 are as follows:

	Three months ended March 31, 2017

	As originally reported	Adjustments	As revised
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$39,735	$(118)	$39,617
Liability for unrecognized tax benefits	574	118	692
Net cash provided by operating activities	71,463	-	71,463

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other comprehensive income

For the three months ended March 31, 2018 and 2017, the Company classified $5,000 and $2,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $9,000 and $3,000, respectively, were recorded to reduce interest expense and $4,000 and $1,000, respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in Other comprehensive income as of March 31, 2018, is $0.6 million.

Write-offs of unsuccessful exploration activities

Write-offs of unsuccessful exploration activities for the three months ended March 31, 2018 were $0.1 million. There were no write-offs of unsuccessful exploration activities for the three months ended March 31, 2017.

Reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reported on the balance sheet that sum to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$54,723	$47,818
Restricted cash and cash equivalents	50,332	48,825
Total Cash and cash equivalents and Restricted cash and cash equivalents	$105,055	$96,643

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States and in foreign countries. At March 31, 2018 and December 31, 2017, the Company had deposits totaling $20.3 million and $21.2 million, respectively, in eight U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2018 and December 31, 2017, the Company’s deposits in foreign countries amounted to approximately $47.3 million and $32.8 million, respectively.

At March 31, 2018 and December 31, 2017, accounts receivable related to operations in foreign countries amounted to approximately $73.3 million and $78.1 million, respectively. At March 31, 2018 and December 31, 2017, accounts receivable from the Company’s primary customers amounted to approximately 59% and 57% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 17.4% and 18.8% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 16.3% and 9.0% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 15.1% and 14.3% of the Company’s total revenues for the three months ended March 31, 2018 and 2017, respectively.

The Company has historically been able to collect on substantially all of its receivable balances, and believes it will continue to be able to collect all amounts due. Accordingly, no provision for doubtful accounts has been made.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2018

Income Taxes

In March 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-05, Income Taxes (Topic 740). The amendments in this update add several SEC paragraphs pursuant to the issuance of the SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) in December 2017. The amendments in this update are effective immediately. For additional information, see Note 11 to the consolidated financial statements.

Revenues from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenues from Contracts with Customers, Topic 606, which was a joint project of the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The update provides that an entity should recognize revenue in connection with the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Specifically, an entity is required to apply each of the following steps: (1) identify the contract(s) with the customer; (2) identify the performance obligations in the contracts; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 also prescribes additional financial presentations and disclosures. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations. This update did not change the core principles of the guidance and was intended to clarify the implementation guidance on principal versus agent considerations. When another entity is involved in providing goods or services to a customer, an entity is required to determine if the nature of its promise is to provide the specific good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). The guidance included indicators to assist an entity in determining whether it acts as a principal or agent in a specified transaction.

The Company adopted this update effectively as of January 1, 2018 using the modified retrospective approach with one-time cumulative adjustment to the opening balance of retained earnings as further described below and applied the five-step model described above on identified outstanding contracts at the date of adoption, under which revenues are generated. Under ASC 606, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations recognize the revenue when the obligation is completed. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The standard also requires disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.

The adoption of ASC 606, Revenues from Contracts with Customers, as described above, did not have an impact on our Electricity, Product and Other revenues in 2018, however, the adoption did have an impact on our accounting for investment in an unconsolidated company as further described in the following table and in the disclosure under the heading "Investment in an unconsolidated company" within this note below. Additionally, the following table below summarizes the impact of the adoption of ASC 606 on the Company’s consolidated financial statements as of January 1, 2018, followed by further information for each of the line items in the table:

(Dollars in millions)
Electricity segment revenues	$–
Product segment revenues	–
Other segment revenues	–
Investment in an unconsolidated company	24.0

Electricity segment revenues: Electricity revenues are primarily related to sale of electricity from geothermal and recovered energy-based power plants owned and operated by the Company. Revenues related to the sale of electricity from geothermal and recovered energy-based power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. For power purchase agreements (“PPAs”) agreed to, modified, or acquired in business combinations on or after July 1, 2003, the Company determines whether such PPAs contain a lease element requiring lease accounting. Revenue from such PPAs are accounted for in electricity revenues. The lease element of the PPAs is also assessed in accordance with the revenue arrangements with multiple deliverables guidance, which requires that revenues be allocated to the separate earnings processes based on their relative fair value. PPAs with minimum lease rentals which vary over time are generally recognized on the straight-line basis over the term of the PPAs. PPAs with contingent rentals are recognized when earned. In the Electricity segment, revenues for all but three power plants are accounted for under ASC 840 (Leases) as operating leases, and therefore equipment related to geothermal and recovered energy generation power plants is considered held for leasing. For power plants in the scope of ASC 606, the Company identified electricity as a separate performance obligation. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the invoiced amounts reasonably represented the value to customers of performance obligations fulfilled to date. The transaction price is determined based on the price per actual mega-watt output or available capacity as agreed to in the respective PPA. Customers are generally billed on a monthly basis and payment is typically due within 30 to 60 days after the issuance of the invoice.

Product segment revenues: Product segment revenues are primarily related to sale of geothermal and recovered energy-based power plants, including equipment, engineering, construction and installation and operating services. Revenues from the supply and/or construction of geothermal and recovered energy-based power plant equipment and other equipment to third parties are recognized over time since control is transferred continuously to our customers. The majority of our contracts include a single performance obligation which is essentially the promise to transfer the individual goods or services that is not separately identifiable from other promises in the contracts and therefore deemed as not distinct. Performance obligations are satisfied over-time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being constructed, or if the product being produced for the customer has no alternative use and we have a contractual right to payment. In our Product segment, revenues spread over a period of one to two years and recognized over time based on cost incurred to date in ratio to total estimated costs which represents input method that best depicts the transfer of control over the performance obligation to the customer. Costs include direct material, labor, and indirect costs. Selling, marketing, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In contracts for which we determine that control is not transferred continuously to the customer, we recognized revenues at point in time, when the customer obtain control of the asset. This generally is the case for sale of spare parts, generators or similar other products. Revenues for such contracts are recorded upon delivery and acceptance by the customer.

Accounting for product contracts that are satisfied over time includes use of several estimates such as variable consideration related to bonuses and penalties and total estimated cost for completing the contract. The estimated amount of variable consideration will be included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. These estimates are based on historical experience, anticipated performance and our best judgment at the time.

The nature of our product contracts give rise to several modifications or change requests by our customer. Substantially all of the modifications are treated as cumulative catch-ups to revenues since the additional goods are not distinct from those already provided. We include the additional revenues related to the modifications in our transaction price when both parties to the contract approved the modification. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in Product revenues on contracts under the cumulative catch-up method. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period it is identified.

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considered the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the years ended December 31, 2017, 2016, and 2015.

Contract Assets and Liabilities related to our Product segment: Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Contract assets (*)	$41,134	$40,945
Contract liabilities (*)	(10,458)	(20,241)
Contract assets, net	$30,676	$20,704

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheet.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the significant changes in the contract assets and contract liabilities for the three months ended March 31, 2018:

	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$–	$8,353
Cash received in advance for which revenues have not yet recognized	–	(4,451)
Reduction of contract assets as a result of rights to consideration becoming unconditional	(22,144)	–
Contract assets recognized, net of recognized receivables	28,214	–
Net change in contract assets and contract liabilities	$6,070	$3,902

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets and contract liabilities on the consolidated balance sheet. In our Products segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, or upon achievement of contractual milestones. Generally, billing occurs subsequent to the recognition of revenue, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue can be recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The timing of billing our customers and receiving advance payments vary from contract to contract. We typically receive a down payment of between 10% and 20% of total contract consideration upon signing, followed by additional milestone payments for which timing varies from contract to contract. The majority of payments are received no later than the completion of the project and satisfaction of our performance obligation.

On March 31, 2018, we had approximately $211.0 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. We expect to recognize approximately 91% of this amount as Product revenues during the next 24 months and the rest thereafter.

The following schedule reconciles revenues accounted under ASC 840, Leases, and ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
(Dollars in thousands)
Electricity Revenues accounted under ASC 840, Leases	$125,832
Electricity and Product revenues accounted under ASC 606	58,191
Total consolidated revenues	$184,023

Disaggregated revenues from contracts with customers for the three months ended March 31, 2018 are shown under Note 9 – Business Segments, to the consolidated financial statements.

Investment in an unconsolidated company: The Company also reviewed the impact of the adoption of ASC 606 on its investment in an unconsolidated company. As a result of the adoption, the Company recorded one-time cumulative credit adjustment to the opening balance of retained earnings of approximately $24.0 million as of January 1, 2018. This impact is a result of the unconsolidated company’s variable consideration related to the construction of its power plant for which, under the new guidance, is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty resolved. As such, the comparative information will not be restated and shall continue to be reported under the accounting standards in effect for those periods.

The following schedule quantifies the impact of adopting ASC 606 on the statement of operations for the three months ended March 31, 2018:

	2018, under previous standard	Effect of the New Revenue Standard	2018, as reported
	(Dollars in thousands)
Equity in earnings of investees, net	$1,944	$(734)	$1,210
Income from continuing operations	74,990	(734)	74,256
Net income attributable to the Company’s stockholders	70,242	(734)	69,508
Retained earnings	411,492	(734)	410,758

Other segment revenues: Other segment revenues are primarily related to energy storage, demand-response and energy management related services. Revenues are recorded based on energy management of load curtailment capacity delivered or service provided at rates specified under the relevant contract terms. The Company determined that the Other segment revenues are in the scope of ASC 606 and identified energy management as a separate performance obligation. Performance obligations are satisfied once the Company provides a verification to the electric power grid operator or utility of its ability to meet the committed capacity or power curtailment requirements and thus entitled to cash proceeds. Such verification may be provided by the Company bi-weekly, monthly or under any other frequency as set by the related program and are typically followed by a payment shortly after. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the amounts included in the verification document reasonably represent the value of performance obligations fulfilled to date. The transaction price is determined based on mechanisms specified in the contract with the customer.

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

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update primarily provide a screen to determine when a set of assets and activities is not a business and by that reduces the number of transactions that need to be further evaluated. The amendments in this update should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

Statement of Cash Flow

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash. The amendments in this update require that a statement of cash flows explain the changes during the period in total cash, cash equivalents, and the amounts generally described as restricted cash or cash equivalents. Therefore, amounts of restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update should be applied retrospectively for each period presented and are effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this guidance retrospectively in its consolidated financial statements for the three month period ending March 31, 2018 and adjusted its disclosure accordingly.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The amendments in this update require that the entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers on inventory. The amendments in this update should be applied for each period presented and are effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The modified retrospective approach is required for transition to the new guidance, with cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company adopted this guidance retrospectively in its consolidated financial statements for the three months ending March 31, 2018 and recorded a net cumulative-effect adjustment to retained earnings of approximately $1.8 million with a corresponding adjustment to deferred charges and deferred income taxes on the consolidated balance sheet of approximately $49.8 million and $51.6 million, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash-Flows (Topic 230). This update addresses eight specific cash flow classification issues with the objective of reducing diversity in practice. One of the issues addressed in this update is debt prepayment or debt extinguishment costs which under the new guidance should be classified as cash outflows for financing activities. Additionally, the update addressed contingent consideration payments made after a business combination. Such cash payments made soon after the acquisition date to settle a contingent consideration liability should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities. The amendments in this update are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The amendments in this update should be applied using a retrospective transition method to each period presented. The Company adopted this guidance and expects that the impact from the adoption of the update will result in a reclassification of approximately $8.0 million of cash paid for achievement of production threshold in Guadeloupe during the fourth quarter of 2017 from cash outflows from investing activities to cash outflows from financing activities as required by this update.

 Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The update primarily requires that an entity present separately, in other comprehensive income, the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The application of this update should be by means of cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

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

Intangibles –Goodwill and Other

 In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update require the entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update, eliminated Step 2 from the goodwill impairment test under the current guidance. Step 2 measures a goodwill impairment loss by comparing the implied fair value of reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this update should be applied on a prospective basis. An entity is also required to disclose the nature of and the reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and the interim period within the first annual period when the entity initially adopts the amendments in this update. The amendments in this update are effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Leases

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update introduces a number of changes and simplifies previous guidance, primarily the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The update retains the distinction between finance leases and operating leases and the classification criteria between the two types remains substantially similar. Also, lessor accounting remains largely unchanged from previous guidance. However, key aspects of the update were aligned with the revenue recognition guidance in Topic 606. Additionally, the update defines a lease as a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. This update requires the modified retrospective transition approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The modified retrospective approach includes a number of optional practical expedients related to identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with the previous generally accepted accounting principles in the United States unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining  minimum rental payments that were tracked and disclosed under previous generally accepted accounting principles in the United States.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting for the Tax Cuts and Jobs Act of 2017. The guidance is effective for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements, however, such impact, if any, is not expected to be material.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$12,019	$12,007
Self-manufactured assembly parts and finished products	8,050	7,544
Total	$20,069	$19,551

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 — INVESTMENT IN AN UNCONSOLIDATED COMPANY

Unconsolidated investments consist of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Sarulla	$63,109	$34,084

The Sarulla Project

The Company holds a 12.75% equity interest in a consortium which developed the 330 MW Sarulla geothermal power plant project in Tapanuli Utara, North Sumatra, Indonesia. The Sarulla project is comprised of three separately constructed 110 MW units, the most recent of which, NIL 2, was completed in April 2018. The Sarulla project is owned and operated by the consortium members under the framework of a joint operating contract and energy sales contract that were both signed on April 4, 2013. Under the joint operating contract, PT Pertamina Geothermal Energy, the concession holder for the project, has provided the consortium with the right to use the geothermal field, and under the energy sales contract, PT PLN, the state electric utility, is the off-taker at Sarulla for a period of 30 years.

On May 16, 2014, the consortium closed $1.17 billion in financing for the development of the Sarulla project with a consortium of lenders comprised of Japan Bank for International Cooperation (“JBIC”), the Asian Development Bank and six commercial banks and obtained construction and term loans on a limited recourse basis backed by a political risk guarantee from JBIC. Of the $1.17 billion, $0.1 billion bears interest at a fixed rate and $1.07 billion bears interest at a rate linked to LIBOR. The total interest expenses, net incurred by the consortium for the three months ended March 31, 2018, totaled approximately $16.9 million.

The Sarulla consortium entered into interest rate swap agreements with various international banks, effective as of June 4, 2014, in order to fix the interest rate linked to LIBOR on up to $0.96 billion of the $1.07 billion portion of the financing arrangement subject to such interest rate at 3.4565%. The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, are recorded in other comprehensive income. During the three months ended March 31, 2018 and 2017, the Sarulla project company recorded a gain of $20.7 million and $4.5 million, respectively, net of deferred tax, of which the Company’s share was $2.6 million and $0.6 million, respectively. The Company’s share of such gains were recorded in other comprehensive income. The related accumulated loss recorded by the Company in other comprehensive income (loss) as of March 31, 2018 is $2.5 million.

During the three months ended March 31, 2018, the Company made additional cash equity investments in the Sarulla project of approximately $1.3 million, for a total of $59.5 million since inception.

As further described above under the heading “New accounting pronouncement effective in the three-month period ended March 31, 2018” in Note 2 to the consolidated financial statements, the Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018. The impact of the adoption of this standard on its investment in an unconsolidated company amounted to $24.0 million at January 1, 2018. This impact was a result of the unconsolidated company’s variable consideration related to the construction of its power plant for which, under the new guidance, is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company adopted the new standard using the modified retrospective approach with a one-time cumulative adjustment to the opening balance of retained earnings of approximately $24.0 million at January 1, 2018, the date of initial application.

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

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 — Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth certain fair value information at March 31, 2018 and December 31, 2017 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2018
		Fair Value
	Carrying Value at March 31, 2018	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$20,658	$20,658	$20,658	$—	$—
Derivatives:
Contingent receivable (1)	111	111	—	—	111
Currency forward contracts (2)	30	30	—	30	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(14,006)	(14,006)	—	—	(14,006)
Warrants (1)	(4,080)	(4,080)	—	—	(4,080)
	$2,713	$2,713	$20,658	$30	$(17,975)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

		December 31, 2017
		Fair Value
	Carrying Value at December 31, 2017	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$18,359	$18,359	$18,359	$—	$—
Derivatives:
Contingent receivable (1)	108	108	—	—	108
Currency forward contracts (2)	992	992	—	992	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(13,904)	(13,904)	—	—	(13,904)
Warrants (1)	(3,967)	(3,967)	—	—	(3,967)
	$1,588	$1,588	$18,359	$992	$(17,763)

(1)	These amounts relate to contingent receivables and payables and warrants relating to acquisition of substantially all of the assets of Viridity Energy, Inc. and the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on March 31, 2018 and within “Prepaid expenses and other” and “Other long-term liabilities” on December 31, 2017 in the consolidated balance sheets with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on March 31, 2018 and December 31, 2017, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated	Location of recognized	Three Months Ended March 31,
as hedging instruments	gain (loss)	2018	2017

Put options on natural gas price	Derivatives and foreign currency transaction gains (losses)	$—	$(193)
Contingent considerations	Derivative and foreign currency transaction gains (losses)	—	(50)
Currency forward contracts	Derivative and foreign currency and transaction gains (losses)	(546)	2,262
		$(546)	$2,019

In January 2017, the Company entered into Henry Hub Natural Gas Future contracts under which it bought a number of put options covering a notional quantity of approximately 4.1 million British Thermal Units (“MMBtu”) with exercise prices of $3 and expiration dates ranging from January 26, 2017 until November 27, 2017 in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison. The Company paid an aggregate amount of approximately $0.7 million for these put options.

The foregoing future and forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2018.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	$225.2	$234.6	$224.1	$228.6
Olkaria IV Loan - DEG 2	50.6	50.7	50.0	50.0
Amatitlan Loan	31.2	32.8	32.4	33.3
Senior Secured Notes:
OrCal Geothermal Inc. ("OrCal")	28.5	34.2	27.3	32.1
OFC 2 LLC ("OFC 2")	223.9	234.6	228.0	232.5
Don A. Campbell 1 ("DAC 1")	81.6	85.5	86.7	88.3
Senior Unsecured Bonds	196.5	200.3	204.3	204.3
Senior Unsecured Loan	100.7	—	100.0	—
Other long-term debt	6.6	7.0	7.8	7.9

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates. The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of March 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	$—	$—	$225.2	$225.2
Olkaria IV - DEG 2	—	—	50.6	50.6
Amatitlan Loan	—	31.2	—	31.2
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	28.5	28.5
OFC 2 Senior Secured Notes	—	—	223.9	223.9
DAC 1 Senior Secured Notes	—	—	81.6	81.6
Senior Unsecured Bonds	—	—	196.5	196.5
Senior Unsecured Loan	—	—	100.7	100.7
Other long-term debt	—	—	6.6	6.6
Revolving lines of credit	—	38.5	—	38.5
Deposits	15.2	—	—	15.2

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - OPIC	$—	$—	$234.6	$234.6
Olkaria IV - DEG 2			50.7	50.7
Amatitlan Loan	—	32.8	—	32.8
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	34.2	34.2
OFC 2 Senior Secured Notes	—	—	234.6	234.6
DAC 1 Senior Secured Notes	—	—	85.5	85.5
Senior Unsecured Bonds	—	—	200.3	200.3
Other long-term debt	—	—	7.0	7.0
Revolving lines of credit	—	51.5	—	51.5
Deposits	15.6	—	—	15.6

NOTE 6 — STOCK-BASED COMPENSATION

The 2004 Incentive Compensation Plan

In 2004, the Board of Directors of the Company (the “Board”) adopted the 2004 Incentive Compensation Plan (“2004 Incentive Plan”), which provided for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights (“SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2004 Incentive Plan, a total of 3,750,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2004 Incentive Plan cliff vest and are exercisable from the grant date as follows: 25% after 24 months, 25% after 36 months, and the remaining 50% after 48 months. Options granted to non-employee directors under the 2004 Incentive Plan cliff vest and are exercisable one year after the grant date. Vested stock-based awards may be exercised for up to ten years from the grant date. The shares of common stock issued in respect of awards under the 2004 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. The 2004 Incentive Plan expired in May 2012 upon adoption of the 2012 Incentive Compensation Plan (“2012 Incentive Plan”), except as to stock-based awards outstanding under the 2004 Incentive Plan on that date.

The 2012 Incentive Compensation Plan

In May 2012, the Company’s shareholders adopted the 2012 Incentive Plan, which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, SARs, stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan typically vest and become exercisable as follows: 25% vest 24 months after the grant date, an additional 25% vest 36 months after the grant date, and the remaining 50% vest 48 months after the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become exercisable one year after the grant date. Restricted stock units granted to directors and members of senior management vest according to a vesting schedule as follows: for the directors, 100% on the first anniversary of the grant date and for members of senior management, 25% on each of the first, second, third and fourth anniversaries of the grant date.  The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2012 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. The 2012 Incentive Plan expired in May 2018 upon adoption of the 2018 Incentive Compensation Plan (“2018 Incentive Plan”), except as to stock-based awards outstanding under the 2012 Incentive Plan on that date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The 2018 Incentive Compensation Plan

On May 7, 2018, the Company held its 2018 Annual Meeting of Stockholders at which the Company's stockholders approved the 2018 Incentive Plan. The 2018 incentive plan provides for the grant of the following types of awards: incentive stock options, restricted stock, SARs, stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2018 Incentive Plan, a total of 5,000,000 shares of the Company’s common stock will be authorized for issuance, all of which could be issued as options or as other forms of awards.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2018	2017

Interest related to sale of tax benefits	$1,409	$2,012
Interest expense	13,306	14,175
Less — amount capitalized	(371)	(1,264)
	$14,344	$14,923

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017

Weighted average number of shares used in computation of basic earnings per share	50,614	49,680
Add:
Additional shares from the assumed exercise of employee stock options	437	811

Weighted average number of shares used in computation of diluted earnings per share	51,051	50,491

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 62,409 and 11,491 for the three months ended March 31, 2018 and 2017, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 — BUSINESS SEGMENTS

In 2018, the Company started disclosing its energy storage and power load management business activity under the Other segment as such operations met the reportable segment criteria of ASC 280, Segment Reporting. As such, starting in 2018 the Company has three reporting segments: the Electricity segment, the Product segment and the Other segment. These segments are managed and reported separately as each offers different products and serves different markets. The Electricity segment is engaged in the sale of electricity from the Company’s power plants pursuant to PPAs. The Product segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. The Other segment is engaged in management of curtailable customer loads under contracts with U.S. retail energy providers and directly with large commercial and industrial customers as well as battery storage as a service. The summarized financial information below of the Other segment for the three months ending March 31, 2017 is immaterial.

Transfer prices between the operating segments are determined based on current market values or cost plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including, as further described under Note 1 to the consolidated financial statements, the Company's disaggregated revenues from contracts with customers as required by ASC 606:

	Electricity	Product	Other	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2018:
Revenues from external customers:
United States (1)	83,683	194	2,862	86,739
Foreign (2)	48,806	48,478	—	97,284
Total net revenues from external customers	$132,489	$48,672	2,862	184,023
Intersegment revenues	—	24,827	—	24,827
Operating income	46,412	9,553	(1,372)	54,593
Segment assets at period end (3) (*)	2,542,154	114,815	53,848	2,710,817
(*) Including unconsolidated investments	63,109	—	—	63,109

Three Months Ended March 31, 2017:
Net revenues from external customers (4)	$115,776	$74,122	—	189,898
Intersegment revenues (4)	—	16,213	—	16,213
Operating income (4)	40,898	18,598	—	59,496
Segment assets at period end (3)	2,233,237	217,051	49,600	2,499,888

(1)	Electricity revenues in the United States are all accounted under ASC 840, Leases, except for $6.7 million that are accounted under ASC 606 starting in 2018. Product and Other revenues in the United States are accounted under ASC 606, as further described under Note 2 to the consolidated financial statements.
(2)	Electricity revenues in foreign countries are all accounted under ASC 840, Leases, and Product revenues in foreign countries are accounted under ASC 606 as further described under Note 2 to the consolidated financial statements.
(3)	Electricity segment assets include goodwill in the amount of $7.8 million and $6.2 million as of March, 31, 2018 and 2017, respectively. Other segment assets include goodwill in the amount of $13.5 million as of March 31, 2018 and 2017.
(4)	The amounts related to the Other segment are immaterial.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2018	2017

Revenue:
Total segment revenue	$184,023	$189,898
Intersegment revenue	24,827	16,213
Elimination of intersegment revenue	(24,827)	(16,213)

Total consolidated revenue	$184,023	$189,898

Operating income:
Operating income	$54,593	$59,496
Interest income	113	244
Interest expense, net	(14,344)	(14,923)
Derivatives and foreign currency transaction gains (losses)	(1,599)	1,338
Income attributable to sale of tax benefits	7,361	6,157
Other non-operating income (expense), net	(20)	(92)
Total consolidated income before income taxes and equity in earnings of investees	$46,104	$52,220

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●	Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. (“USG”), a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors. All of the class action suits filed in Federal Court in Idaho and Delaware have been voluntarily dismissed. The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). The Riche complaint alleges state law claims for breach of fiduciary duty against former USG directors, and seeks post-closing damages. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●	On February 18, 2018, Western Watersheds Project filed a notice of appeal and petition with the U.S. Department of the Interior Board of Land Appeals for standing with respect to the January 16, 2018 Bureau of Land Management (“BLM”) decision approving Addendum 2 to Operation Plan & Utilization Plan for the McGinness Hills Geothermal Project. The appeal alleges that the January 2018 BLM decision authorizing construction and operation of Phase 3 of McGinness Hills causes harm to WWP and its members by allowing degradation of the wildlife habitat of the Greater sage-grouse in that area. The Company has filed a motion to intervene as an interested party in support of the BLM. The litigation was resolved and the settlement was approved by the Interior Board of Land appeals. The settlement amount was immaterial to the Company’s consolidated financial statements.

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

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile on the basis of unjust enrichment. The claim requests that the court order Ormat to pay Aquavant $4.8 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago. In February 2018 preliminary defenses, filed by the Company, were denied by the lower court and are pending on appeal. The Company’s answer to the complaint, plaintiff’s response and the Company’s rejoinder were duly filed. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

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

●	On June 11, 2018, a putative class action on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer. The complaint asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act, as amended and Rule 10b-5 there under Section 20(a) of the Exchange Act, as amended. The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. The Company has not yet responded to the complaints. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended March 31, 2018 and 2017 was (58.4)% and 21.1%, respectively. The effective rate differs from the US federal statutory rate of 21% for the three months ended March 31, 2018 due to: (i) the impact of the newly enacted global intangible low tax income (“GILTI”); (ii) forecasted generation of production tax credits; (iii) impact of U.S. permanent tax adjustments (iv) lower tax rate in Israel of 16% and (v) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017. The Tax Act (1) reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) required companies to include in taxable income an amount on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries; (4) required a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminated the corporate alternative minimum tax (AMT) and changed how existing AMT credits can be realized; (6) created the base erosion anti-abuse tax (BEAT), a new minimum tax; (7) created a new limitation on deductible interest expense; and (8) changed rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Act. As of December 31, 2017, the Company made provisional estimates related to (1) deemed repatriation transition tax; (2) GILTI; (3) valuation allowance; and (4) uncertain tax positions   As of March 31, 2018, the Company made updates to its provisional estimates related to GILTI and valuation allowance. The Company will continue to refine the estimates as it continues its analysis of the statutory provisions and related interpretations. Any changes to a provisional estimate of the tax effect of the Tax Act, that were recorded as of December 31, 2017, will be recorded as a discrete item in the interim period.

During the first quarter of 2018, based upon continued analysis of the specific provisions of the Act, including the newly created requirement that GILTI earned by controlled foreign corporations (CFCs) must be included currently in gross income of the CFC’s U.S. shareholder, the Company concluded it was more likely than not that certain income included in the GILTI calculation would be allocated in a way that would provide an additional source of realization for the Company’s foreign tax credits and production tax credits.  Accordingly, and as allowed for under SAB 118, in the first quarter of 2018, the Company recorded a tax benefit of $44.4 million for the reduction of the valuation allowance related to foreign tax credits and production tax credits, which had a (96%) impact on the Company’s effective tax rate during the first quarter of 2018.  In addition, due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. We have included a provisional estimate of the 2018 current GILTI impact in our annual effective tax rate for 2018, and we have elected to treat GILTI as a period cost.

In May 2018 certain officials from the Treasury and the IRS made public comments about a plan to propose regulations related to GILTI that will confirm how to allocate certain income in the GILTI calculation. The method of allocation is different than our analysis of the law in Q1 and is expected to have a direct impact on our valuation allowance related to foreign tax credits and production tax credits. Therefore, we believe that this confirmation of the allocation method provides evidence on a more likely than not basis that the Company should reverse the $44.4 million tax benefit as recorded in the first quarter of 2018. The Company will record this adjustment in the second quarter results because ASC 740 requires changes in tax positions to be accounted for in the period in which the change in facts occurs. The range of the ultimate adjustment to our valuation allowance in the second quarter is dependent on multiple variables such as activities and events that occur during the three months ended June 30, 2018. The release of additional guidance in future periods may require changes to the Company’s provision estimates during the quarterly or annual periods of 2018.

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

Compliance with financial covenants

In relation to covenants in certain debt facilities, which require timely filing of quarterly financial statements, the Company received waivers from each of its and its subsidiaries’ lenders as follows:

●	The Company received waivers extending the period required to file the quarterly condensed consolidated financial statements for the three months ended March 31, 2018 for all debt facilities with a May 30, 2018 filing deadline. The Company subsequently filed such financial statements within the period provided by the waivers.

●	The deeds of trust governing the Company’s Series 2 Bonds and Series 3 Bonds contain a June 14, 2018 filing deadline for the quarterly condensed consolidated financial statements for the three months ended March 31, 2018. Nevertheless, the failure to file is not a default under the bonds unless a majority of bondholders votes to take action to accelerate the maturity date of the bonds, which did not occur prior to the late filing of the Form 10-Q for the quarter ended March 31, 2018. However, since the ability of the bondholders to accelerate may trigger a cross default under certain of the Company other debt facilities, the Company received waivers of any potential cross default under those facilities.

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

The Company accounted for the transaction in accordance with ASC 805, Business Combinations and following the transaction, the Company consolidates USG in accordance with ASC 810, Consolidation. Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The Company expects that the adoption of ASU 2017-01, Business Combinations, as further described under Note 2 to the consolidated financial statements, would not have an effect on the U.S. Geothermal transaction

The Company deemed the transaction to not meet the significant subsidiary threshold and as a result did not provide additional pro-forma and other related information, that otherwise would have been required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revision of the condensed consolidated financial statements

As discussed in Note 1 to our unaudited condensed consolidated financial statements in Part I, Item 1, "Financial Statements", the condensed consolidated financial statements for the three months ended March 31, 2017 have been revised to reflect the correction of certain errors. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of the revision.

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

Specific factors that might cause actual results to differ from our expectations include, but are not limited to:

●	significant considerations, risks and uncertainties discussed in this quarterly report;

●	geothermal resource risk (such as the heat content, useful life and geological formation of the reservoir);

●	operating risks, including equipment failures and the amounts and timing of revenues and expenses;

●	financial market conditions and the results of financing efforts;

●	weather and other natural phenomena including earthquakes, volcanic eruption, drought and other natural disasters;

●	political, legal, regulatory, governmental, administrative and economic conditions and developments in the U.S., Turkey and other countries in which we operate and, in particular, possible import tariffs, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, public policies and government incentives that support renewable energy and enhance the economic feasibility of our projects at the federal and state level in the U.S., Turkey and elsewhere, and carbon-related legislation;

●	risks and uncertainty with respect to our internal control over financial reporting, including the identification of a material weakness which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements;

●	the impact of fluctuations in oil and natural gas prices and competition with other renewable sources on the energy price component under certain of our power purchase agreements (“PPAs”);

●	risks and uncertainties with respect to our ability to implement strategic goals or initiatives in segments of the clean energy industry or new or additional geographic focus areas;

●

risk and uncertainties associated with our future development of storage projects which may operate as "merchant" facilities without long-term sales agreements, including the variability of revenues and profitability of such projects;

●

environmental constraints on operations and environmental liabilities arising out of past or present operations, including the risk that we may not have, and in the future may be unable to procure, any necessary permits or other environmental authorizations;

●	construction or other project delays or cancellations;

●	the enforceability of long-term PPAs for our power plants;

●	contract counterparty risk;

●	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

●	current and future litigation;

●	our ability to successfully identify, integrate and complete acquisitions;

●	our ability to access the public markets for debt or equity capital quickly;

●	competition from other geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

●	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

●	when, if and to what extent opportunities under our commercial cooperation agreement with ORIX Corporation may in fact materialize;

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

●

the risk factors set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2017 and any update contained herein and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission (“SEC”); and

●

other uncertainties which are difficult to predict or beyond our control and the risk that we may incorrectly analyze these risks and forces or that the strategies we develop to address them may be unsuccessful.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2017 and any updates contained herein as well as those set forth in our reports and other filings made with the SEC.

General

Overview

We are a leading vertically integrated company that is currently primarily engaged in the geothermal and recovered energy power business. With the objective of becoming a leading global provider of renewable energy, we focus on several key initiatives under our strategic plan, as described below.

We design, develop, build, sell, own, and operate clean, environmentally friendly geothermal and recovered energy-based power plants, usually using equipment that we design and manufacture.

Our geothermal power plants include both power plants that we have built and power plants that we have acquired, We have built all of our recovered energy-based plants. In 2017, we expanded our operations to include the provision of services in the energy storage, demand response and energy management markets. We currently conduct our business activities in three business segments:

●

In the Electricity segment we develop, build, own and operate geothermal and recovered energy-based power plants in the U.S. and geothermal power plants in other countries around the world and sell the electricity they generate;

●

In the Product segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal, Solar PV and recovered energy-based power plants; and

●

In the Other segment, we provide energy storage, demand response and energy management related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units through our subsidiary Viridity Energy Solutions Inc. ("Viridity") business.

In March 2017, we expanded our operations by entering the energy storage, demand response and energy management markets following the acquisition of substantially all of the business and assets of Viridity Energy, Inc., a Philadelphia-based company, by our wholly owned subsidiary Viridity. The acquired business and assets comprise our Other segment. We intend to use our Viridity business to accelerate long-term growth, expand our market presence in a growing market, and further develop our energy storage, demand response and energy management services, including the VPower™ software platform. We plan to continue providing services and products to existing Viridity customers, while expanding our service offerings to include development and engineering procurement and construction ("EPC") into new regions and targeting a broader potential customer base.

Our operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal power plants in the U.S., Guatemala, Kenya, Honduras, Guadeloupe and Indonesia, as well as recovered energy generation power plants and storage activity in the U.S.

For the three months ended March 31, 2018, our total revenues decreased by 3.1% (from $189.9 million to $184.0 million) compared to the corresponding period in 2017.

For the three months ended March 31, 2018, Electricity segment revenues were $132.5 million, compared to $115.8 million for the three months ended March 31, 2017, an increase of 14.4% from the prior year period. Product segment revenues for the three months ended March 31, 2018 were $48.7 million, compared to $74.1 million during the three months ended March 31, 2017, a decrease of 34.3% from the prior year period. Our Other segment revenues were $2.9 million for the three months ended March 31, 2018.

During the three months ended March 31, 2018 and 2017, our consolidated power plants generated 1,522,965 megawatt hours (“MWh”) and 1,427,704 MWh, respectively, an increase of 6.7%.

For the three months ended March 31, 2018, our Electricity segment generated approximately 72.0% of our total revenues, our Product segment generated approximately 26.4% of our total revenues, and our Other segment generated approximately 1.6% of our total revenues. For the three months ended March 31, 2017, our Electricity segment generated approximately 61.0% of our total revenues, while our Product segment generated approximately 39.0% of our total revenues.

For the three months ended March 31, 2018, approximately 89.9% of our Electricity segment revenues were from PPAs with fixed energy rates which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

●

the energy rates under the PPAs in California for each of the Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex, a total of between 30 megawatts (“MW”) and 40 MW, change primarily based on fluctuations in natural gas prices; and

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

Revenues attributable to our Other segment are partly derived from the sale of ancillary services in the open electricity markets or through programs initiated by different energy providers. Pricing of such services and products are dependent on market supply and demand trends, market volatility, the need and price for ancillary services and other factors that may change over time.

Recent Developments

The most significant developments in our company and business since January 1, 2018 are described below.

●

On May 8, 2018, we announced that NIL 2, the third unit of the Sarulla geothermal power plant, commenced commercial operation on May 4, 2018, and the power plant reached its full capacity of 330 MW. SIL, the first unit of the power plant commenced commercial operation in March 2017 and NIL 1, the second unit, commenced commercial operation in October 2017.

Located in North Sumatra, Indonesia, the 330 MW Sarulla power plant is one of the world's largest geothermal power plants and it includes three units of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. In addition of being one of the sponsors, Ormat also provided the initial conceptual design of the Geothermal Combined Cycle Unit power plant and supplied its Ormat Energy Converter (“OEC”). The OECs are producing over 40% of the total power by utilizing low pressure steam and the separated brine, and as such maximizing resource exploitation for maximum power output.

●	On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area in recent weeks. While we have taken steps to secure the Puna facilities, including, among others, taking electricity generation offline and placing physical barriers around, and protective coverings over, the geothermal wells, and have evacuated non-essential personnel at the power plant and removed all pentene from the site, we are still assessing the impact of the volcanic eruption and seismic activity on the Puna facilities. The approaching lava covered the wellheads of three geothermal wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig were burned due to the approaching lava. The damages are expected to be covered by the Company’s insurance policies. The net book value of the Puna property, plant and equipment is approximately $109 million. We cannot currently estimate when the lava flow will stop nor when we will be able to assess all of the damages. Any significant physical damage to, or extended shut-down of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on our business and results of operations. The Company continues to monitor the condition of the Puna facilities, coordinate with HELCO and local authorities, and is taking steps to both further secure the power plant and restore its operations as soon as it is safe to do so. In addition, The Company will be assessing the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required.

●	On May 3, 2018 we announced that our wholly owned subsidiary, and the Overseas Private Investment Corporation (“OPIC”), an agency of the United States Government, signed a Finance Agreement for Non-recourse project financing totaling up to $124.7 million for the 35 MW Platanares geothermal power plant in Honduras.

The OPIC loan may be funded to Platanares in up to three total disbursements and will have a final maturity of approximately 14 years. We expect to withdraw two tranches- first tranche of $114.7 million concurrently with closing, and a second tranche of $10 million within two quarters from closing. Closing and disbursements of the OPIC loan are subject to customary conditions for funding, which Ormat expects to satisfy by the end of the second quarter of 2018. Upon closing, the interest rate on the loan will be determined, and is expected to be between 6.75% and 7.25% based on the current estimates for U.S. Treasury and for the additional spread on OPIC certificates of participation.

●

On April 24, 2018, we completed our previously announced acquisition of U.S. Geothermal Inc. ("USG"). The total cash consideration (exclusive of transaction expenses) was approximately $110 million, comprised of approximately $106 million funded from available cash of Ormat Nevada Inc. (Ormat Nevada) (to acquire the outstanding shares of common stock of USG) and approximately $4 million funded from available cash of USG (to cash-settle outstanding in-the-money options for common stock of USG). As a result of the acquisition, USG became an indirect wholly owned subsidiary of Ormat, and Ormat indirectly acquired, among other things, interests held by USG and its subsidiaries in:

o	three operating power plants at Neal Hot Springs, Oregon, San Emidio, Nevada and Raft River, Idaho with a total net generating capacity of approximately 38 MW (the USG Operating Projects); and

o

development assets which include a Project at the Geysers, California; a second phase project at San Emidio, Nevada; a greenfield project in Crescent Valley, Nevada; and the El Ceibillo project located near Guatemala City, Guatemala (the USG Development Projects)

USG Operating Projects. USG subsidiaries hold equity interests representing approximately 60% of the outstanding equity interests in a joint venture that owns the Neal Hot Springs generation facility; Enbridge Inc. owns the balance of those equity interests. Otherwise, USG subsidiaries own 100% of the outstanding equity interests in the USG Operating Projects. We currently plan to continue operating all of the USG Operating Projects. We plan to make some investments and technological and operational changes in some of those projects, which are expected to improve the overall financial performance of those assets. One of the operational changes currently being implemented is closing the USG Boise, Idaho “headquarters” and terminating employment of personnel and leases for office space and equipment there. The headquarters staff functions will be performed by current Ormat employees in the region.

USG Development Projects. We are currently evaluating each of the USG Development Projects, on a case-by-case basis, to determine whether and how best to proceed with each one. This includes, among other things, current and projected market conditions in the electricity markets the USG Development Projects would serve, our current and projected cost of capital, other alternative uses of resources available to us and the size and type of generation facility the geothermal resources associated with the USG Development Projects could be expected to support.

We acquired USG subject to all of its existing (actual or contingent) liabilities. This includes, among other liabilities, litigation claims challenging various aspects of the acquisition, as described under the heading “Commitments and Contingencies” in the footnotes to our financial statements. These claims are subject to insurance obtained by USG, subject to retention, maximum coverage and other terms of those policies, as well as various legal defenses.

●

On April 16, 2018, we announced that our Viridity subsidiary expects to start construction of two 20MW/20MWh utility scale, in-front-of-the-meter battery energy storage systems ("BESS") located in Plumsted Township and Alpha, New Jersey. The projects are expected to be operational in the fourth quarter of 2018 and will finance, construct, own and operate the projects through Viridity. The BESS will be utilized to provide ancillary services to assist PJM Interconnection, a regional transmission organization ("RTO"), in balancing the electric grid, and will also be available as a capacity asset. The projects are expected to generate, in 2019, average revenues of between $7 million and $8 million, mainly from ancillary services. The projects’ revenues are based on spot prices and may vary from period to period.

These projects are added to a new behind-the-meter 1 MWh project which will serve Atlantic County Utility Authority’s unique ecological green facility using a battery storage as a service (BSAAS) model, optimizing the facility economics as well as providing PJM Interconnection with grid ancillary services.

●

On March 22, 2018, we entered into a loan agreement with affiliates of the Migdal Group, one of Israel's leading insurance companies and institutional investors, to provide us with a $100.0 million senior unsecured loan. The loan will be repaid in 15 semi-annual payments of $4.2 million each, commencing on September 15, 2021, with a final payment of $37 million on March 15, 2029. The average duration of the loan is 7 years. The loan bears interest at a fixed rate of 4.8% per annum, payable semi-annually, subject to adjustments in certain cases. We intend to use the proceeds of the loan to fund our capital needs to support our growth plans.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by the following trends, factors and uncertainties that are from time to time also subject to market cycles:

●

There has been increased demand for energy generated from geothermal and other renewable resources in the U.S. as costs for electricity generated from renewable resources have become more competitive. Much of this is attributable to legislative and regulatory requirements and incentives, such as state renewable portfolio standards (“RPS”) and federal tax credits such as production tax credits (“PTCs”) or investment tax credits (“ITCs”) (which are discussed in more detail in the section entitled “Government Grants and Tax Benefits” below). We believe that future demand for energy generated from geothermal and other renewable resources in the U.S. will be driven primarily by further commitment to and implementation of state RPS and greenhouse gas initiatives.

●

We accelerated our efforts to expand business development activities in developing countries where geothermal is considered a local resource that can provide a stable and cost effective solution to increase access to power. We expect that a variety of local governmental initiatives will create new opportunities for the development of new projects with the potential to realize higher returns on our equity as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

●

We expect to continue to generate the majority of our revenues from our Electricity segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. As a result of the operational improvements and technological advancements that were implemented and that we plan to continue to implement in our operating portfolio including capacity additions, geographical expansion and re-contracting of existing power plants, we expect that the Electricity segment contribution to our operating income will increase further in the future. The increased contribution of the Electricity segment will increase our profitability and its stability. We also intend to continue to pursue opportunities as they arise in our recovered energy business, in the Solar PV sector, in the energy storage market and in other forms of clean energy. In addition, pursuant to our strategic plan, we acquired our Viridity business which operates in the energy storage, demand response and energy management markets and generates revenues derived primarily from software license fees and the provision of services. We are also pursuing PPAs with enterprises that will increase our potential customer base.

●

We have adopted a strategic plan for the growth of our company, in terms of geographic scope, customer base, and technology platforms covered by our product and service offerings, with a focus on increasing net income from operations.  Under this plan, we will continue to focus on organic growth and increasing operational efficiency of our existing business lines.  In addition, we are actively pursuing domestic and international acquisition opportunities, both within our existing business lines and the solar power generation and energy storage businesses, all of which are targeted as part of the plan. For example, we acquired our interest in the Bouillante geothermal power plant in Guadeloupe and, as noted above, recently acquired U.S.G, a renewable energy company focused on the development, production and sale of electricity from geothermal energy. We also completed the acquisition of our Viridity business during fiscal year 2017. As part of our services offering expansion through our Viridity business, we have developed our BSAAS strategy to provide comprehensive holistic solutions for energy storage, demand response and energy management through nimble and flexible business models, technology and product solutions. We plan to develop, build, own and operate energy storage facilities and provide related services in diversified markets. We will face a number of challenges and uncertainties in implementing this plan, including integration of recently acquired assets as well as potential new acquisitions, and we may revise elements of the plan in response to market conditions or other factors as we move forward with the plan.

●

In the Electricity segment, we expect intense domestic competition from the solar and wind power generation industries to continue and increase. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contract as well as any further decline in natural gas prices attributable to increased production may contribute to a reduction in electricity prices. However, despite increased competition from the solar and wind power generation industries, we believe that firm and flexible, base-load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources. In the geothermal industry, we have experienced a decrease in the upfront fee required to secure geothermal leases largely as a result of reduced competition for such leases.

●

In the Product segment, we have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition may also lead to further reductions in the prices that we are able to charge for our binary equipment, which in turn may reduce our profitability.

●

The 38 MW Puna complex has three PPAs, one of which (a 25 MW PPA) has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil as well as in other commodities will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil we signed fixed rate PPAs for the remaining 13 MW. The Puna power plant was shut-down recently due to the volcano eruption in the Big Island, Hawaii.

●

The pricing under our PPAs for the G2 power plant in the Mammoth complex and Heber 2 power plant in the Heber complex for a total of between 30 MW and 40 MW are variable rates based on short run avoided cost (“SRAC”) pricing that is impacted by natural gas prices. In 2016, we signed a fixed rate PPA that reduced our exposure to fluctuations in natural gas prices at the Ormesa complex starting in November 2017.

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

This means, among other things, that the average price per MWh, which is one of the metrics some investors may use to evaluate power plant revenues, can fluctuate from period to period. Based on total Electricity segment revenues, we earned, on average, $87.0 and $81.1 per MWh in the three months ended March 31, 2018 and 2017, respectively. Oil and natural gas prices, together with other factors that affect our Electricity segment revenues, could cause changes in our average price per MWh in the future.

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

●

Our foreign operations are subject to significant political, economic and financial risks which vary by country as well as hostilities that may arise in the countries we operate. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries in which we operate as further described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2017. Although we maintain, among other things, political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●	Turkey’s geothermal market is one of the fastest growing markets in the geothermal industry worldwide, mainly due to governmental and regulatory support. Turkey is ranked seventh globally with an installed geothermal capacity of approximately 1,000 MW. Since 2006, we have supplied our state of the art binary equipment to over 25 projects in Turkey, which account for over 41% of the total installed geothermal capacity in Turkey as of March 2018. As a major equipment supplier in the Turkish geothermal market we are involved in a number of projects that are currently under construction and plan to continue our marketing efforts to secure new contracts. Our revenue exposure to the Turkish market is increasing and we expect higher exposure in 2018, as we signed a number of new contracts in Turkey. The continued deterioration in the Turkish economy, devaluation in the Turkish Lira and increase in local interest rates or a decline in government support for the development of geothermal power in the country could affect local demand for the geothermal equipment and services we provide or the prices we may charge for such equipment and services. We are monitoring any change in the political and business environments that may affect our future business and operations in the country.

●

We established a facility in Turkey in order to locally produce several power plant components that entitle our customers to increased incentives under the renewable energy laws. The use of local equipment in renewable energy based generating facilities in Turkey entitles such facilities to significant benefits under Turkish law, provided such facilities have obtained a renewable energy resource ("RER") certificate from the Energy Market Regulatory Authority, which requires the issuance of a local certificate. If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued a RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit.

●

The Federal Energy Regulatory Commission ("FERC") is allowed under the Public Utility Regulatory Policies Act, as amended to terminate, upon the request of a utility, the obligation of the utility to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. FERC has granted the California investor owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

●

The Trump Administration has expressed skepticism regarding climate change. The final outcome of this Administration’s policies and efforts regarding climate change and resulting effects to the geothermal industry remain uncertain.

●

While the recently enacted U.S. federal tax legislation (referred to herein as the "Tax Act") reduces the corporate tax rate, it also is expected to increase the cost of capital for renewable energy projects.  Such projects often rely on "tax equity" as a core financing tool.  Tax equity is a form of financing that is repaid partly in tax benefits and partly in cash.  There are two types of federal income tax benefits on renewable energy projects: a tax credit and depreciation, or the ability to deduct the cost of the project.  The reduction in the corporate tax rate from 35 percent to 21 percent reduces the value of the depreciation.  Therefore, less tax equity can be raised on projects.  The gap in the capital structure must be filled with more expensive debt or sponsor equity.  The Tax Act allowed the full cost of equipment acquired after September 27, 2017 to be deducted immediately.  However, the tax equity market is not expected to be interested in this tax benefit and, in fact, because of the way tax equity works, the Company has had in some tax equity deals to take depreciation on a straight-line basis over 12 years rather than on a front-loaded basis over five years, which leads to some further erosion in the present value of the depreciation.  Other effects of the Tax Act were discussed earlier under Note 11 – Income Taxes.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment.

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 89.9% of our Electricity revenues for the three months ended March 31, 2018 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our Standard Offer #4 type of PPAs totaling between 30 MW and 40 MW in California are subject to the impact of fluctuations in natural gas prices while the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil as well as other commodities. Accordingly, our revenues from those power plants may fluctuate.

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

Revenues attributable to our Product segment fluctuate between periods, primarily based on our ability to receive customer orders, the status and timing of such orders, delivery of raw materials and the completion of manufacturing. Larger customer orders for our products are typically the result of our sales efforts, our participation in and winning tenders or requests for proposals issued by potential customers in connection with projects they are developing and orders by returning customers. Such projects often take a significant amount of time to design and develop and are subject to various contingencies, such as the customer’s ability to raise the necessary financing for a project. Consequently, we are generally unable to predict the timing of such orders for our products and may not be able to replace existing orders that we have completed with new ones. As a result, revenues from our Product segment fluctuate (sometimes, extensively) from period to period.

Revenues attributable to our Others segment are mainly derived from BSAAS systems, demand response and energy management services.

Revenues attributable to our demand response and energy management services are derived by two methods. The first method is a fixed monthly or annual recurring fee for managing the customer’s energy assets and monetizing them in either the energy markets or through reducing the customer’s charges from their utility. The second method is through sharing the revenues or savings generated from monetizing their flexible electricity in the energy markets (revenue) or through reducing the customer’s bill from the utility (savings). The second method is subject to energy price fluctuations and the available flexible electricity.

Revenues attributable to our Software as a Services ("SAAS") are based on a fixed monthly or annual fee for energy management information and analytical services. Contract periods are typically 12 months or above. To date, we have experienced minimal customer churn.

BSAAS are battery storage deals that are financed, owned and operated by the Company. BSAAS revenues are a combination of sales of the electricity back to the utilities and energy markets based on the prevailing market price for the electricity or for the energy or ancillary services. The energy and ancillary services revenue includes frequency regulation, standby capacity, synchronized reserve, reactive power and other related services. Additionally, when providing a “behind the customer meter solution” we also generate revenue from sharing saving generated from reducing the customer’s utility bill. We also act as a general contractor on turnkey BESS for customers. BESS systems are owned by the customer and we provide the EPC for the project, delivering to the customer a fully operational system. Along with the BESS we also provide the management and operation of the battery for the customer for the life of the system which is typically 10 to 20 years. The EPC portion of the turnkey BESS revenue is a one-time charge and usually will be based on mile-stones or upon delivery.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)		% of Revenue for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Revenues:
Electricity	$132,489	$115,776	72.0%	61.0%
Product	48,672	74,122	26.4	39.0
Other	2,862	—	1.6	0.0
Total	$184,023	$189,898	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Other segments for the periods indicated;

	Revenue (dollars in thousands)		% of Revenue for Period Indicated
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Electricity Segment:
United States	$83,683	$75,895	63.2%	65.6%
Foreign	48,806	39,880	36.8	34.4
Total	$132,489	$115,775	100%	100%

Product Segment:
United States	$194	$675	0.4%	0.9%
Foreign	48,478	73,447	99.6	99.1
Total	$48,672	$74,122	100%	100%

Other Segment:
United States	$2,862	$—	100.0%	0.0%
Foreign	—	—	0.0	0.0
Total	$2,862	$—	100%	-%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 71% and 90% higher than our Electricity segment foreign revenues for the three months ended March 31, 2018 and 2017, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were approximately 99% of our total Product segment revenues for the three months ended March 31, 2018 and 2017. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $84 million and $42 million, respectively, for the three months ended March 31, 2018 and 2017, Product segment revenues resulted in higher pre-tax income (primarily from foreign operations) for both of those periods. In the Other segment, all revenues and related pre-tax income are from domestic operations.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our geothermal power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues. The prices (primarily for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas and Electricity (“PG&E”) in California for the Heber 2 power plant in the Heber complex, the Mammoth complex and the North Brawley power plant are higher in the months of June through September. The higher payments payable by Southern California Edison and PG&E in the summer months offset the negative impact on our revenues from lower generation in the summer attributable to the higher ambient temperature. As a result, we receive, and expect to continue to receive in the future, higher revenues from these power plants and complexes during such months.

 Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.3% and 3.9% of Electricity segment revenues for the three months ended March 31, 2018 and March 31, 2017, respectively.

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

Other Segment

The principal cost of revenues attributable to our Other segment includes direct costs attributable to providing services and equipment to our Viridity’s customers, direct costs associated with software development and the direct cost of operating batteries that are owned by our Viridity. Direct costs include labor costs of our network operations center, the labor costs for engineering and implementation of services to customers, consulting services provided to customers and developing software and the labor associated with operations and maintenance for customer and our Viridity owned energy assets.  Cost of revenues attributable to our Other segment also include cost of equipment sold to customers in delivering our automated demand response and software services at a customer’s location, the cost of batteries or other associated equipment that is sold to customers and for any third party related costs such as local construction, local engineering or other similar costs incurred in implementing and managing the customers’ energy assets.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash and cash equivalents increased to $105.1 million as of March 31, 2018 from $96.6 million as of December 31, 2017. This increase was primarily attributable to: (i) $19.8 million derived from operating activities during the three months ended March 31, 2018; and (ii) $100.0 million of proceeds from a senior unsecured loan. This increase was partially offset by: (i) our use of $67.0 million to fund capital expenditures; (ii) repayment of $16.7 million of long-term debt; (iii) net repayment of $13.0 million from our revolving credit lines with commercial banks; (iv) a $11.6 million dividend paid; (v) $4.7 million paid to noncontrolling interest; and (vi) an investment in an unconsolidated company of $1.3 million.  Our corporate borrowing capacity under committed lines of credit with different commercial banks as of March 31, 2018 was $468.0 million, as described below under “Liquidity and Capital Resources”. As of March 31, 2018, we have utilized $273.2 million of our corporate borrowing capacity.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

New Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

The following table sets forth our historical operating results for the periods ended and at the dates indicated. We have derived the financial data for the three months ended March 31, 2018 and 2017 from our unaudited condensed consolidated financial statements set forth in Part I, Item 1 of this quarterly report. Such unaudited condensed consolidated financial data for the three months ended March 31, 2017 reflects the correction of certain prior period errors related to income taxes, as more fully described in Note 1 to our unaudited condensed consolidated financial statements, which resulted in the revision of our financial statements as described therein.

Our historical operating results in dollars and as a percentage of total revenues are presented below. Starting 2018, we disclose our energy storage, demand reponse and energy management services under the Other segment and as such, the two tables below show our revenues, cost of revenues and gross profit for our three reportable segment: Electricty, Product and Other. A comparison of the different periods described below may be of limited utility primarily as a result of (i) our recent construction or disposition of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenues from our Product segment.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$132,489	$115,776
Product	48,672	74,122
Other	2,862	—
	184,023	189,898
Cost of revenues:
Electricity	73,482	66,036
Product	33,726	49,452
Other	3,443	—
	110,651	115,488
Gross profit
Electricity	59,007	49,740
Product	14,946	24,670
Other	(581)	—
	73,372	74,410
Operating expenses:
Research and development expenses	1,108	602
Selling and marketing expenses	3,699	4,363
General and administrative expenses	13,849	9,949
Write-off of unsuccessful exploration activities	123	—
Operating income	54,593	59,496
Other income (expense):
Interest income	113	244
Interest expense, net	(14,344)	(14,923)
Derivatives and foreign currency transaction gains (losses)	(1,599)	1,338
Income attributable to sale of tax benefits	7,361	6,157
Other non-operating expense, net	(20)	(92)
Income from continuing operations before income taxes and equity in earnings (losses) of investees, net	46,104	52,220
Income tax (provision) benefit	26,942	(11,004)
Equity in earnings (losses) of investees, net	1,210	(1,599)
Net income	74,256	39,617
Net income attributable to noncontrolling interest	(4,748)	(4,423)
Net income attributable to the Company's stockholders	$69,508	$35,194
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$1.37	$0.71
Diluted:
Net income	$1.36	$0.70
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,614	49,680
Diluted	51,051	50,491

	Three Months Ended March 31,
	2018	2017
Statements of Operations Data:
Revenues:
Electricity	72.0%	61.0%
Product	26.4	39.0
Other	1.6	0.0
	100.0	100.0
Cost of revenues:
Electricity	55.5	57.0
Product	69.3	66.7
Other	120.3	0.0
	60.1	60.8
Gross profit
Electricity	44.5	43.0
Product	30.7	33.3
Other	(20.3)	0.0
	39.9	39.2
Operating expenses:
Research and development expenses	0.6	0.3
Selling and marketing expenses	2.0	2.3
General and administrative expenses	7.5	5.2
Write-off of unsuccessful exploration activities	0.1	0.0
Operating income	29.7	31.3
Other income (expense):
Interest income	0.1	0.1
Interest expense, net	(7.8)	(7.9)
Derivatives and foreign currency transaction gains (losses)	(0.9)	0.7
Income attributable to sale of tax benefits	4.0	3.2
Other non-operating expense, net	(0.0)	(0.0)
Income from continuing operations before income taxes and equity in earnings (losses) of investees, net	25.1	27.5
Income tax (provision) benefit	14.6	(5.8)
Equity in earnings (losses) of investees, net	0.7	(0.8)
Net income	40.4	20.9
Net income attributable to noncontrolling interest	(2.6)	(2.3)
Net income attributable to the Company's stockholders	37.8%	18.6%

Comparison of the Three Months Ended March 31, 2018 and the Three Months Ended March 31, 2017

Total Revenues

Total revenues for the three months ended March 31, 2018 were $184.0 million, compared to $189.9 million for the three months ended March 31, 2017, which represented a 3.1% decrease from the prior year period. This decrease was attributable to our Product segment, in which revenues decreased by 34.3% compared to the corresponding period in 2017. This decrease was partially offset by a 14.4% increase in our Electricity segment revenues compared to the corresponding period in 2017 and $2.9 million revenues from our Other segment generated by our Viridity business from the provision of energy storage, demand response and energy management services, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2018 were $132.5 million, compared to $115.8 million for the three months ended March 31, 2017, representing a 14.4% increase from the prior year period. This increase was primarily attributable to: (i) the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, with revenues of $8.4 million for the three months ended March 31, 2018 and the commencement of commercial operation of our Tungsten Mountain power plant in Nevada, effective December 2017, with revenues of $4.8 million for the three months ended March 31, 2018; (ii) higher energy rates under the new Ormesa 1 PPA commencing in December 2017; and (iii) an increase in generation at our Puna power plant attributable to successful improvement of resource performance. The increase was partially offset by a decrease in generation at some of our power plants that were taken offline to address maintenance issues and enhancements.

Power generation in our power plants increased by 6.7% from 1,427,704 MWh in the three months ended March 31, 2017 to 1,522,965 MWh in the three months ended March 31, 2018 primarily because of an increase in generation at our Puna power plant, and the commencement of commercial operation of our Platanares power plant in Honduras, and Tungsten Mountain power plant in Nevada, partially offset by a decrease in generation at some of our power plants mainly due to scheduled outages.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2018 were $48.7 million, compared to $74.1 million for the three months ended March 31, 2017, which represented a 34.3% decrease. The decrease in our Product segment revenues was attributable to the timing of revenue recognition. We recognized approximately $14.2 million and $21.5 million in revenues, from the New Zealand and China projects, respectively, in the three months ended March 31, 2017, compared to $4.3 million and $0.3 million in the three months ended March 31, 2018. The total contract price for the New Zealand project scheduled to be completed in the second quarter of 2018 is $37.7 million, and the total contract price for the China project to be completed in 2018 is $23.8 million. The decrease in our Product segment revenues was also attributable to other projects in Turkey, which were completed in 2017, and by a decrease in revenues as a result of completion or near-completion of our contracts for geothermal projects in Chile and Indonesia (the Sarulla Project), partially offset by the start of approximately $31.5 million in revenue recognition from our new projects in Turkey.

Other Segment

Revenues attributable to our Other segment for the three months ended March 31, 2018 were $2.9 million. In 2018, the Company started disclosing its energy storage and power load management business activity under the Other segment. The Other segment includes revenues from the provision of energy storage demand response and energy management services by our Viridity business following the acquisition of substantially all of the business and assets of Viridity Energy, Inc. on March 15, 2017.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2018 was $110.7 million, compared to $115.5 million for the three months ended March 31, 2017, which represented a 4.2% decrease. This decrease was attributable to a decrease in cost of revenues from our Product segment. This decrease was partially offset by a 11.3% increase in our Electricity segment cost of revenues compared to the corresponding period in 2017, and $3.5 million cost of revenues from our Other segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2018 decreased to 60.1% from 60.8% for the three months ended March 31, 2018. This decrease was mainly attributable to a decrease in cost of revenues as a percentage of total revenues in our Electricity segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2018 was $73.5 million, compared to $66.0 million for the three months ended March 31, 2017. This increase was primarily attributable to additional cost of revenues from the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, and of our Tungsten Mountain power plant in Nevada, effective December 2017. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2018 was 55.5%, compared to 57.0% for the three months ended March 31, 2017. This decrease was primarily attributable to higher efficiency in some of our operating power plants as well as lower costs of operating the two new power plants and higher energy rates under the new Ormesa PPA commencing in December 2017, as discussed above.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2018 was $33.7 million, compared to $49.5 million for the three months ended March 31, 2017, which represented a 31.8% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2018 was 69.3%, compared to 66.7% for the three months ended March 31, 2017. This increase was primarily attributable to a different product mix and different margins in the various sales contracts we entered into for the Product segment during these periods.

Other Segment

Cost of revenues attributable to our Other segment for the three months ended March 31, 2018 were $3.5 million. In 2018, the Company started disclosing its energy storage and power load management business activity under the Other segment. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services by our Viridity business.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2018 were $1.1 million, compared to $0.6 million for the three months ended March 31, 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2018 were $3.7 million compared to $4.4 million for the three months ended March 31, 2017. This decrease was primarily due to lower sales commissions related to our Product segment because of lower revenues and a different commission mix. Selling and marketing expenses for the three months ended March 31, 2018 constituted 2.0% of total revenues for such period, compared to 2.3% for the three months ended March 31, 2017.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2018 were $13.8 million compared to $9.9 million for the three months ended March 31, 2017. The increase was primarily attributable to general and administrative expenses from our Viridity business which we acquired on March 15, 2017 and an increase of approximately $2.0 million in costs associated with our identification of a material weakness related to taxes in the fourth quarter of 2017 and the additional work and controls to compensate for such material weakness. General and administrative expenses for the three months ended March 31, 2018 constituted 7.5% of total revenues for such period, compared to 5.2% for the three months ended March 31, 2017.

Operating Income

Operating income for the three months ended March 31, 2018 was $54.6 million, compared to $59.5 million for the three months ended March 31, 2017, which represented an 8.2% decrease. The decrease in operating income was primarily attributable to the decrease in our Product segment revenue as well as in our gross margin in our Product segment, and the increase in general and administrative expenses, as discussed above. The decrease was partially offset by an increase in our Electricity segment revenues as well as an increase in our gross margin in our Electricity segment, also discussed above. Operating income attributable to our Electricity segment for the three months ended March 31, 2018 was $46.4 million, compared to $40.9 million for the three months ended March 31, 2017. Operating income attributable to our Product segment for the three months ended March 31, 2018 was $9.6 million, compared to $18.6 million for the three months ended March 31, 2017. Operating loss attributable to our Other segment for the three months ended March 31, 2018 was $1.4 million.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2018 was $14.3 million, compared to $14.9 million for the three months ended March 31, 2017. This decrease was primarily attributable to $0.6 million decrease in interest related to the sale of tax benefits and lower interest expense as a result of principal payments of long term debt, partially offset by an increase in interest expenses as a result of an increase in revolving credit lines with banks and a $0.9 million related to a decrease in interest capitalized to projects.

Derivatives and foreign Currency Transaction Gains (losses)

Derivatives and foreign currency transaction losses for the three months ended March 31, 2018 were $1.6 million, compared to gains of $1.3 million for the three months ended March 31, 2017. Derivatives and foreign currency transaction losses for the three months ended March 31, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction gains for the three months ended March 31, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Tax equity is a form of financing used for renewable energy projects. In some such financings, the Company may realize income when the financing is put in place or over time as a consequence of how the financing is structured. Income attributable to such financings (as described below under “Opal Transaction”) for the three months ended March 31, 2018 was $7.4 million, compared to $6.2 million for the three months ended March 31, 2017. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo LLC ("Opal Geo") and allocated to the investor in the three months ended March 31, 2018 compared to the value of PTCs and taxable income or loss generated by Opal Geo and ORTP, LLC (ORTP) and allocated to the investors in the three months ended March 31, 2017.

Income Taxes

Income tax benefit for the three months ended March 31, 2018 was $26.9 million compared to income tax provision of $11.0 million for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2018 and March 31, 2017, was (58.4)% and 21.1%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended March 31, 2018 is lower than the 21% U.S. federal statutory tax rate due to: (i) movement in the valuation allowance on U.S. deferred tax assets discussed below; (ii) forecasted generation of production tax credits; (iii) impact of U.S. permanent tax adjustments (iv) lower tax rate in Israel of 16% (v) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras; and (vi) as a result of amendments and interpretations to the Tax Cuts and Jobs Act during the first quarter of 2018, the Company recorded a tax benefit of $44.4 million for the reduction of the valuation allowance related to foreign tax credits and production tax credits.

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

During the first quarter of 2018, based upon continued analysis of the specific provisions of the Act, including the newly created requirement that GILTI earned by controlled foreign corporations (CFCs) must be included currently in gross income of the CFC’s U.S. shareholder, the Company concluded it was more likely than not that certain income included in the GILTI calculation would be allocated in a way that would provide an additional source of realization for the Company’s foreign tax credits and production tax credits.  Accordingly, and as allowed for under SAB 118, in the first quarter of 2018, the Company recorded a tax benefit of $44.4 million for the reduction of the valuation allowance related to foreign tax credits and production tax credits, which had a (96%) impact on the Company’s effective tax rate during the first quarter of 2018.  In addition, due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Act and the application of ASC 740. We have included a provisional estimate of the 2018 current GILTI impact in our annual effective tax rate for 2018, and we have elected to treat GILTI as a period cost.

In May 2018 certain officials from the Treasury and the IRS made public comments about a plan to propose regulations related to GILTI that will confirm how to allocate certain income in the GILTI calculation. The method of allocation is different than our analysis of the law in Q1 and is expected to have a direct impact on our valuation allowance related to foreign tax credits and production tax credits. Therefore, we believe that this confirmation of the allocation method provides evidence on a more likely than not basis that the Company should reverse the $44.4 million tax benefit as recorded in the first quarter of 2018. The Company will record this adjustment in the second quarter results because ASC 740 requires changes in tax positions to be accounted for in the period in which the change in facts occurs. The range of the ultimate adjustment to our valuation allowance in the second quarter is dependent on multiple variables such as activities and events that occur during the three months ended June 30, 2018. The release of additional guidance in future periods may require changes to the Company’s provision estimates during the quarterly or annual periods of 2018.

See Note 11 for discussion regarding incremental accounting adjustments related to the Tax Act as of March 31, 2018.

Equity in Earnings (losses) of investees, net

Equity in earnings (losses) of investees, net for the three months ended March 31, 2018 was a profit of $1.2 million, compared to a loss of $1.6 million for the three months ended March 31, 2017. Equity in losses of investees, net is derived from our 12.75% share in the earnings or losses of the Sarulla project.

Net Income

Net income for the three months ended March 31, 2018 was $74.3 million, compared to $39.6 million for the three months ended March 31, 2017, which represents an increase of $34.7 million. This increase in net income was primarily attributable to a decrease in income tax provision of $37.9 million and an increase in equity in earnings of investees, net of $2.8 million, partially offset by a decrease in operating income of $4.9 million and a decrease of $2.9 million in derivatives and foreign currency transaction gains, all as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended March 31, 2018 was $69.5 million, compared to $35.2 million for the three months ended March 31, 2017, which represents an increase of $34.3 million. This increase was primarily attributable to the increase in net income of $34.7 million as discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity have been derived from cash flows from operations, proceeds from third party debt such as borrowings under our credit facilities, private offerings and issuances of debt securities, project financing, tax monetization transactions, short term borrowing under our lines of credit, and proceeds from the sale of equity interests in one or more of our projects. We have utilized this cash to develop and construct power plants, fund our acquisitions, pay down existing outstanding indebtedness, and meet our other cash and liquidity needs.

As of March 31, 2018, we had access to (i) $54.7 million in cash and cash equivalents, of which $47.3 million is held by our foreign subsidiaries; and (ii) $148.3 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2018 include approximately $231.0 million for capital expenditures on new projects under development or construction, exploration activity, storage activity, investment in our manufacturing facility and operating projects, as well as $51.6 million for debt repayment.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financings and refinancings (including construction loans and tax equity). Management believes that, based on the current stage of implementation of our strategic plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

During the second quarter of 2017, in conjunction with the final approval of our PPA with Southern California Public Power Authority (SCPPA) which will require the Company to make significant capital expenditures in the U.S., the fact that the Company is currently looking for acquisitions in the U.S, and the acquisition of our Viridity business for a price of $35.3 million with an additional earn-out payment expected to be made in 2021, we re-evaluated our position with respect to a portion of the unrepatriated earnings of Ormat Systems Ltd. (OSL), our wholly owned subsidiary in Israel, and determined that we can no longer maintain the permanent reinvestment position with respect to a portion of its unrepatriated earnings which will be repatriated to support our capital expenditures in the U.S. Accordingly, and as further described in Note 11, the permanent reinvestment assertion of foreign unremitted earnings of OSL was reassessed and removed and the related deferred tax assets and liabilities as well as the estimated withholding taxes on the expected remittance of OSL earnings to the U.S. were recorded in the second quarter of 2017. The estimated U.S. deferred tax assets and liabilities were adjusted as part of the year-end provision based on changes to U.S. tax law resulting from U.S. tax reform.

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

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

OFC Senior Secured Notes — Non-Recourse

In February 2004, our subsidiary Ormat Funding Corp. (“OFC”) issued $190.0 million of Senior Secured Notes (“OFC Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Brady, Ormesa and Steamboat 1, 1A, 2 and 3 power plants, and financing the acquisition cost of 50% of the Mammoth complex. Principal and interest on the OFC Senior Secured Notes, which would have matured on December 30, 2020, were payable semi-annually. The OFC Senior Secured Notes were collateralized by substantially all of the assets of OFC and those of its wholly owned subsidiaries and fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC. In September 2017, the Company fully prepaid the outstanding amount of $14.3 million of OFC Senior Secured Notes, plus an additional make-whole premium of $1.3 million.

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, our subsidiary OrCal Geothermal Inc. (“OrCal”) issued $165.0 million of Senior Secured Notes (“OrCal Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. Principal and interest on the OrCal Senior Secured Notes, which mature on December 30, 2020, are payable semi-annually. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of December 31, 2017, the last measurement date of the covenants, the actual historical 12-month debt service coverage ratio was 1.54 and the pro-forma 12-month debt service coverage ratio was 2.63. There was $27.3 million aggregate principal amount of OrCal Senior Secured Notes outstanding as of March 31, 2018.

OFC 2 Senior Secured Notes — Limited Recourse

In September 2011, our subsidiary OFC 2 LLC (“OFC 2”) and its wholly owned project subsidiaries (collectively, the “OFC 2 Issuers”) entered into a note purchase agreement (the “Note Purchase Agreement”) with the OFC 2 Noteholder Trust, as purchaser, John Hancock Life Insurance Company (USA), as administrative agent, and the Department of Energy (DOE), as guarantor, establishing a financing program to offer and sell up to $350.0 million aggregate principal amount of OFC 2 Senior Secured Notes in connection with the development and phased construction of the Jersey Valley, McGinness Hills and Tuscarora geothermal power plants, which are owned by the OFC 2 Issuers.

In October 2011, the OFC 2 Issuers sold $151.7 million aggregate principal amount of 4.687% Series A Notes due 2032 (the “Series A Notes”) under the Note Purchase Agreement. The proceeds from the sale of the Series A Notes net of transaction fees and expenses were approximately $141.1 million and were used to finance a portion of the construction costs of Phase I of the McGinness Hills and Tuscarora power plants and to fund certain reserves. Principal and interest on the Series A Notes are payable quarterly in arrears on the last day of March, June, September and December of each year, with a final maturity of December 2032.

On August 29, 2014, the OFC 2 Issuers sold $140.0 million aggregate principal amount of OFC 2 Senior Secured Notes (the “Series C Notes”) under the Note Purchase Agreement to finance the construction of Phase II of the McGinness Hills project. The Series C Notes bear interest at a rate of 4.61%, with principal to be repaid on the last day of March, June, September and December of each year, with a final maturity of December 2032.

As of March 31, 2018, $228.0 million in aggregate principal amount of OFC 2 Senior Secured Notes was outstanding. No further OFC 2 Senior Secured Notes of any outstanding or other series will be issued under the Note Purchase Agreement. The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders, including a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution.  As of March 31, 2018, our historical debt service coverage ratio was 2.6 and 2.3, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 1.96 and 2.21, respectively for each of the two six-month periods. The DOE guarantees payment of 80% of principal and interest on the OFC 2 Senior Secured Notes pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended.

We provided a guarantee in connection with the issuance of the Series A Notes and Series C Notes, which may be drawn upon if any loss, liability, damage, expense or cost to the Jersey Valley facility is incurred as a result of the interconnection related agreements of the Dixie Meadows project that we may develop in the future.

Olkaria III Finance Agreement with OPIC — Limited Recourse

In August 2012, our subsidiary OrPower 4 Inc. (OrPower 4) entered into a finance agreement with the Overseas Private Investment Corporation (“OPIC”), an agency of the U.S. government, to provide limited-recourse senior secured debt financing in an aggregate principal amount of up to $310.0 million (the “OPIC Loan”) for the financing and refinancing of our Olkaria III geothermal power complex in Kenya. The finance agreement was amended on November 9, 2012.

The OPIC Loan is comprised of three tranches:

●

Tranche I in an aggregate principal amount of $85.0 million, which matures on December 15, 2030, bears interest at a fixed rate of 6.34% and was drawn in November 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below under “Full Recourse Third Party Debt”. The remainder of the Tranche I proceeds were used for reimbursement of prior capital expenditures and other corporate purposes. As of March 31, 2018, Tranche I has an outstanding balance of $60.2 million.

●

Tranche II in an aggregate principal amount of $180.0 million, which matures on June 15, 2030 and bears interest at a fixed rate of 6.29%, was used to fund the construction and well field drilling for Plant 2 of the Olkaria III complex. In November 2012 and February 2013, $135.0 million and the remaining $45.0 million, respectively, was drawn under this Tranche II. As of March 31, 2018, Tranche II has an outstanding balance of $129.7 million.

●

Tranche III in an aggregate principal amount of $45.0 million, which matures on December 15, 2030 and bears interest at a fixed rate of 6.12%, was used to fund the construction of Plant 3 of the Olkaria III complex and was drawn down in full in November 2013. As of March 31, 2018, Tranche III has an outstanding balance of $34.3 million.

OrPower 4 may voluntarily prepay all or a portion of the OPIC Loan, subject to prior notice, minimum prepayment amounts, without premium thereafter, plus a redemption premium. In addition, the OPIC Loan is subject to customary mandatory prepayment in the event of certain reductions in generation capacity of the power plants in the Olkaria III complex, unless such reductions will not cause the projected ratio of cash flow to debt service to fall below 1.7.

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

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratio covenants, it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights, such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of March 31, 2018, the actual historical and projected 12-month debt service coverage ratio was 2.56 and 3.13, respectively.

As of March 31, 2018, $224.1 million of the OPIC Loan was outstanding.

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

The loan is payable in 48 quarterly payments commencing September 30, 2015. The loan bears interest at a rate per annum equal to the sum of LIBO Rate (which cannot be lower than 1.25%) plus a margin of (i) 4.35%, as long as the Company’s guaranty of the loan (as described below) is outstanding or (ii) 4.75% otherwise. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year, on the stated maturity date of the loan and on any prepayment or payment of the loan. The loan must be prepaid upon the occurrence of certain events, such as casualty, condemnation, certain asset sales and expansion financing not provided by the lenders under the credit agreement, among others. The loan may be voluntarily prepaid if certain conditions are satisfied, including payment of a premium (ranging from 100-50 basis points) if prepayment occurs prior to the eighth anniversary of the loan.

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that, among other things, would limit dividends distribution unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of March 31, 2018, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.46 and 1.89, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

The loan is secured by substantially all the assets of the borrower and a pledge of all of the membership interests of the borrower.

The Company has guaranteed payment of all obligations under the credit agreement and related financing documents. The guaranty is limited and the Company is only required to pay the guaranteed obligations if a “trigger event” occurs. Trigger events include the occurrence and continuation of a default by Instituto Nacional de Electricidad (“INDE”) in its payment obligations under the PPA for the Amatitlàn power plant or a refusal by INDE to receive capacity and energy sold under that PPA. Our obligations under the guaranty may be terminated prior to payment in full of the guaranteed obligations under certain circumstances described in the guaranty. If our guaranty is terminated early, the interest rate payable on the loan would increase as described above.

As of March 31, 2018, $32.4 million of this loan is outstanding.

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

 ORNI 47 paid a scheduled amount of principal of the DAC1 Senior Secured Notes beginning on December 27, 2016 and then quarterly on the 27th day of each March, June, September and December, until the DAC1 Senior Secured Notes mature.

 The DAC1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. Under the ORNI 47 Note Purchase Agreement, ORNI 47 may prepay at any time all, or from time to time any part of, the DAC1 Senior Secured Notes in an amount equal to at least $2 million or such lesser amount as may remain outstanding under the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid plus the applicable make-whole amount determined for the prepayment date with respect to such principal amount. Upon the occurrence of a Change of Control (as defined in the ORNI 47 Note Purchase Agreement), ORNI 47 must make an offer to each holder of DAC1 Senior Secured Notes to repurchase all of the holder’s DAC1 Senior Secured Notes at 101% of the aggregate principal amount of DAC1 Senior Secured Notes to be repurchased plus accrued and unpaid interest, if any, on the DAC1 Senior Secured Notes to be repurchased to, but not including, the date of repurchase. Each holder of DAC1 Senior Secured Notes may accept such offer in whole or in part. Upon the occurrence of certain events, including certain asset sales outside the ordinary course of business, ORNI 47 must make mandatory prepayments of the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents and the ability of ORNI 47 to merge or consolidate with another entity. The ORNI 47 Note Purchase Agreement also contains customary events of default.  In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected debt service coverage ratio not less than 1.20 for the four fiscal quarterly periods. As of March 31, 2018, the historical and projected debt service coverage ratio was 1.78 and 1.56, respectively.

 As of March 31, 2018, $86.7 million of DAC1 Senior Secured Notes is outstanding.

Full-Recourse Third-Party Debt

Credit Agreements

Union Bank. In February 2012, our wholly owned subsidiary Ormat Nevada Inc. ("Ormat Nevada") entered into an amended and restated credit agreement with Union Bank N.A. ("Union Bank"). Under the credit agreement, the credit termination date is June 30, 2018. On December 31, 2016, the aggregate amount available under the credit agreement was increased by $10 million to $60.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of March 31, 2018: (i) the actual 12-month debt to EBITDA ratio was 2.07; (ii) the 12-month debt service coverage ratio was 3.1; and (iii) the distribution leverage ratio was 1.11. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such financial ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of March 31, 2018, letters of credit in the aggregate amount of $39.0 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada entered into a credit agreement with HSBC Bank USA, N.A (“HSBC”) for one year with annual renewals. The current expiration date of the credit facility is August 31, 2018. The aggregate amount available under the credit agreement is $35.0 million. Other than $10.0 million of this credit facility which may be drawn for our working capital needs, this credit facility is limited to the issuance, extension, modification or amendment of letters of credit. HSBC is currently the sole lender and issuing bank under the credit agreement but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of March 31, 2018: (i) the actual 12-month debt to EBITDA ratio was 2.07; (ii) the 12-month debt service coverage ratio was 3.1; and (iii) the distribution leverage ratio was 1.11. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such financial ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of March 31, 2018, letters of credit in the aggregate amount of $4.6 million remain issued and outstanding under this committed credit agreement.

CHUBB Surety Bond. In May 2017, the Company entered into a surety bond agreement (the “Surety Agreement”) with Chubb Limited (“Chubb”) pursuant to which the Company may request that Chubb issue up to an aggregate $200.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required.  There is no expiration date for the Surety Agreement, but it may be terminated by the Company at any time upon twenty days’ prior written notice to Chubb. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of March 31, 2018, Chubb issued a surety bond in the amount of $114.9 million under the Surety Agreement, primarily in respect of the Company’s obligations under its PPA with SCPPA.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $373.0 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $233.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $140.0 million. The credit agreements mature between June 2018 and July 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the applicable bank’s cost of funds plus a margin. As of March 31, 2018, $38.5 million in the aggregate was outstanding under these credit agreements.

As of March 31, 2018, letters of credit with an aggregate stated amount of $190.1 million were issued and outstanding under these credit agreements.

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

As of March 31, 2018, committed letters of credit in the aggregate amount of $233.7 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”.

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

The Series 2 Bonds will mature in September 2020 and bear interest at a fixed rate of 3.7% per annum, payable semi-annually. The Series 3 Bonds will mature in September 2022 and bear interest at a fixed rate of 4.45% per annum, payable semi-annually. The Series 2 Bonds and Series 3 Bonds will be repaid at maturity in a single bullet payment, unless earlier prepaid by the Company pursuant to the terms and conditions of the trust instrument that governs such bonds. Both tranches received a rating of ilA+ from by Standard and Poor’s Global Ratings Maalot Ltd.in Israel with a stable outlook.

Senior Unsecured Loan. On March 22, 2018 the Company entered into a definitive loan agreement (the "Migdal Loan Agreement") with Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd., all entities within the Migdal Group, a leading insurance company and institutional investor in Israel. The Migdal Loan Agreement provides for a loan by the lenders to the Company in an aggregate principal amount of $100.0 million (the "Migdal Loan"). The Migdal Loan will be repaid in 15 semi-annual payments of $4.2 million each, commencing on September 15, 2021, with a final payment of $37.0 million on March 15, 2029. The Migdal Loan bears interest at a fixed rate of 4.8% per annum, payable semi-annually, subject to adjustment in certain circumstances as described below.

The Loan is subject to early redemption by the Company prior to maturity from time to time (but not more frequently than once per quarter) and at any time in whole or in part, at a redemption price set forth in the Migdal Loan Agreement. If the rating of the Company is downgraded to "ilA-"(or equivalent) , of any of Standard and Poor’s, Moody’s or Fitch (whenever in Israel or outside of Israel) (each a “Credit Rating Agency”), the interest rate applicable to the Migdal Loan will increase by 0.50%. If the rating of the Company is further downgraded to a lower level by any Credit rating Agency, the interest rate applicable to the Migdal Loan will be increased by 0.25% for each additional downgrade. In no event will the cumulative increase in the interest rate applicable to the Loan exceed 1% regardless of the cumulative rating downgrade. A subsequent upgrade or reinstatement of a rating by any Credit Rating Agency will reduce the interest rate applicable to the Migdal Loan by 0.25% for each upgrade (but in no event will the interest rate applicable the Migdal Loan fall below the base interest rate of 4.8%). Additionally, if the ratio between short-term and long-term debt to financial institutions and bondholders, deducting cash and cash equivalents to EBITDA is equal to or higher than 4.5, the interest rate on all amounts then outstanding under the Migdal Loan shall be increased by 0.5% per annum over the interest rate then-applicable to the Migdal Loan.

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

As of March 31, 2018, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the applicable lenders; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the applicable lenders; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits, to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of March 31,2018: (i) total equity was $1,385.0 million and the actual equity to total assets ratio was 51.1% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 2.74. During the three months ended March 31, 2018, we distributed interim dividends in an aggregate amount of $11.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts attributable under each such agreement.

As described in Note 12 to the condensed consolidated financial statements, in relation to covenants in certain debt agreements, which require timely filing of quarterly financial statements, the Company received waivers from each of its and its subsidiaries’ lenders as follows:

●        The Company received waivers extending the period required to file the quarterly condensed consolidated financial statements for the three months ended March 31, 2018 for all debt facilities with a May 30, 2018 filing deadline. The Company subsequently filed such financial statements within the period provided by the waivers.

●        The deeds of trust governing the Company’s Series 2 Bonds and Series 3 Bonds contain a June 14, 2018 filing deadline for the quarterly condensed consolidated financial statements for the three months ended March 31, 2018. Nevertheless, the failure to file is not a default under the bonds unless a majority of bondholders votes to take action to accelerate the maturity date of the bonds, which did not occur prior to the late filing of the Form 10-Q for the quarter ended March 31, 2018. However, since the ability of the bondholders to accelerate may trigger a cross default under certain of the Company other debt facilities, the Company received waivers of any potential cross default under those facilities.

Following the filing of such condensed consolidated financial statements and the filing of the restated consolidated financial statements for the fiscal year ended December 31, 2017 and the restated condensed consolidated financial statements for the second and third quarters of 2017, the Company believes that it and its subsidiaries are in compliance with the reporting covenants and all other covenants under their debt facilities. We believe that the restrictive covenants, financial ratios and other terms of any of the Company’s (or Ormat Systems’) full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

As of March 31, 2018, future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks and lease payments under the Puna lease transaction described below, are as follows:

(Dollars in thousands)

Year ending December 31:
2018	$41,137
2019	55,539
2020	123,093
2021	50,779
2022	192,548
Thereafter	497,504
Total	$960,600

Puna Power Plant Lease Transactions

In May 2005, our subsidiary Puna Geothermal Venture (“PGV”), entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased the Puna Power Plant to an unrelated lessor (the “Puna Lessor”) in return for prepaid lease payments of $83.0 million. The carrying value of the leased assets as of March 31, 2018 was $24.7 million, net of accumulated depreciation of $36.2 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

The transaction was completed with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction relating to two new production and injection geothermal wells that PGV drilled in the second half of 2005 was completed on December 30, 2005.

There are various restrictive covenants under the lease agreements, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $8.1 million and $7.9 million as of March 31, 2018 and December 31, 2017, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

Opal Transaction

On December 16, 2016, Ormat Nevada entered into an equity contribution agreement (the “Equity Contribution Agreement”) with OrLeaf LLC (“OrLeaf”) and JPM Capital Corporation (“JPM”) with respect to Opal Geo. Also, on December 16, 2016, OrLeaf, a newly formed limited liability company formed by Ormat Nevada and ORPD LLC, entered into an amended and restated limited liability company agreement of Opal Geo (the “LLC Agreement”) with JPM. The transactions contemplated by the Equity Contribution Agreement and LLC Agreement will allow the Company to monetize PTCs and certain other tax benefits relating to the operation of five geothermal power plants located in Nevada.

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

Pursuant to the Equity Contribution Agreement, JPM contributed approximately $62.1 million to Opal Geo in exchange for 100% of the Class B Membership Interests of Opal Geo. JPM also agreed to make deferred capital contributions to Opal Geo based on the amount of electricity generated by the DAC 2 and McGinness Hills Phase II power plants which are eligible for the PTC. The Company expects the aggregate amount of JPM’s deferred capital contributions to equal approximately $21 million and to be paid over time covering the period through December 31, 2022. In the first quarter of 2018 we received $4.1 million.

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

 Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $9.1 million as of March 31, 2018. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2016:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 4, 2016	$0.07	May 18, 2016	May 24, 2016
August 2, 2016	$0.07	August 16, 2016	August 30, 2016
November 7, 2016	$0.07	November 21, 2016	December 6, 2016
February 28, 2017	$0.17	March 15, 2017	March 29, 2017
May 8, 2017	$0.08	May 22, 2017	May 31, 2017
August 3, 2017	$0.08	August 15, 2017	August 29, 2017
November 7, 2017	$0.08	November 21, 2017	December 5, 2017
March 1, 2018	$0.23	March 14, 2018	March 29, 2018
May 7, 2018	$0.10	May 21, 2018	May 30, 2018

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net cash provided by operating activities	$19,769	$71,463
Net cash used in investing activities	(68,034)	(103,121)
Net cash provided by financing activities	56,677	1,199
Net change in cash and cash equivalents and restricted cash	8,412	(30,459)

For the Three Months Ended March 31, 2018

Net cash provided by operating activities for the three months ended March 31, 2018 was $19.8 million, compared to $71.5 million for the three months ended March 31, 2017. The net decrease of  $51.7 million was primarily due to: (i) a decrease in accounts payable and accrued expenses of $49.0 million in the three months ended March 31, 2018, compared to an increase of $0.7 million in the three months ended March 31, 2017, mainly due to a withholding tax payment of approximately $44 million due to a distribution from Ormat Systems as a result of the change in our assertion on unrepatriated earnings of Ormat Systems to the U.S, in the second quarter of 2017, as discussed above and as a result of timing of payments to our suppliers; and (ii) a decrease in receivables of $9.8 million in the three months ended March 31, 2018, compared to a decrease of $19.1 million in the  three months ended March 31, 2017, as a result of timing of collection from our customers. The decrease was partially offset by a decrease in billing in excess of costs and estimated earnings on uncompleted contracts, net of $10.0 million in our Product segment in the three months ended March 31, 2018, compared to $18.4 million in the three months ended March 31, 2017 as a result of timing in billing of our customers.

Net cash used in investing activities for the three months ended March 31, 2018 was $68.0 million, compared to $103.1 million for the three months ended March 31, 2017. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2018 were: (i) capital expenditures of $67.0 million, primarily for our facilities under construction; and (ii) an investment in an unconsolidated company of $1.3 million. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2017 were: (i) capital expenditures of $52.9 million, primarily for our facilities under construction; (ii) $35.3 million net cash paid for the acquisition of our Viridity business; and (iii) an investment in an unconsolidated company of $14.9 million.

Net cash provided by financing activities for the three months ended March 31, 2018 was $56.7 million, compared to $1.2 million net cash for the three months ended March 31, 2017. The principal factors that affected the net cash provided by financing activities during the three months ended March 31, 2018 were $100.0 million of proceeds from a senior unsecured loan, partially offset by: (i) the repayment of long-term debt in the amount of $16.7 million; (ii) a net decrease of $13.0 million against our revolving lines of credit with commercial banks; (iii) a $11.6 million cash dividend paid; and (iv) $4.7 million cash paid to noncontrolling interest. The principal factors that affected our net cash provided by financing activities during the three months ended March 31, 2017,  were: (i) the repayment of long-term debt in the amount of $13.4 million; (ii) a $8.4 million cash dividend paid; and (iii) $6.8 million cash paid to noncontrolling interest, offset by a net increase of $30 million against our revolving lines of credit with commercial banks.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs (vi) stock-based compensation, (vii) gains or losses from extinguishment of liability, (viii) gains or losses on sales of subsidiaries and property, plant and equipment and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Net income for the three months ended March 31, 2018 was $74.3 million compared to $39.6 million for the three months ended March 31, 2017.

Adjusted EBITDA for the three months ended March 31, 2018 was $98.4 million compared to $91.8 million for the three months ended March 31, 2017.

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net income	$74,256	$39,617
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	14,231	14,679
Income tax provision (benefit)	(26,942)	11,004
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	3,530	-
Depreciation and amortization	29,437	25,542
EBITDA	$94,512	$90,842
Mark-to-market gains or losses from accounting for derivative	962	(1,523)
Stock-based compensation	1,707	1,713
Merger and acquisition transaction costs	1,095	800
Write-off of unsuccessful exploration activities	123	-

Adjusted EBITDA	$98,399	$91,832

On May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of March 31, 2018, the credit facility has an outstanding balance of $1,120.5 million. Our proportionate share in SOL credit facility is $142.9 million.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction:

Olkaria III Plant 1 Repowering (Kenya). We are currently repowering Plant 1 of the 139MW Olkaria complex in Kenya and expect to add approximately 10MW to the complex through the addition of an additional OEC. The electricity generated by the new unit will be sold under the amended PPA. The repowering is expected to be completed in the second quarter of 2018.

McGinness Hills 3 Power Plant (Nevada). We are currently developing the 48 MW McGinness Hills 3 geothermal power plant in Lander County, Nevada that will be added to the McGinness complex. Engineering, procurement and equipment transportation is ongoing. Drilling is in process and we plan to drill five new production wells and three injection wells. Commercial operation is expected by the end of 2018.

Western Watersheds Project (WWP) recently filed a notice of appeal and petition for standing with respect to a BLM decision approving Addendum 2 to Operation Plan & Utilization Plan for the MGH project. The appeal alleges that the BLM decision authorizing construction and operation of MGH Phase 3 causes harm to WWP and its members by allowing degradation of the wildlife habitat of the Greater sage-grouse in that area. The issue was recently resolved, and the settlement was approved by the Interior Board of Land appeals

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop the 10 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We drilled one well in 2016 that did not meet our commercial criteria and another in 2017 that tested favorably. Planning is in process for next steps including a flow test to evaluate reservoir volume. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. Management decided to hold off on additional flow testing or drilling until 2019.

CD 4 Project. We plan to develop a 20 MW to 30 MW project at the Mammoth complex on primarily BLM leases. We have completed two production wells, one of which was previously considered an injection well. In 2017 we drilled a core well to begin baseline monitoring, as required by our permit. Continued drilling is planned for 2018. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017.

We have estimated approximately $366.7 million in capital expenditures for construction of new projects and enhancements to our existing power plants (including Heber and Brady that we have completed their enhancements), of which we have invested approximately $187.6 million as of March 31, 2018. We expect to invest approximately $111.0 million of the total amount during the remainder of 2018 and the remaining of approximately $68.0 million thereafter.

In addition, we estimate approximately $120.0 million in additional capital expenditures in the remainder of 2018 to be allocated as follows: (i) $20.0 million for development of new projects; (ii) $40 million for maintenance capital expenditures to our operating power plants (including $18 million one-time investment for stand-by wells that we plan to drill at our Puna power plant); (iii) $15.0 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity; (iv) $36.0 million for the construction and development of storage projects; and (v) $9.0 million for enhancement to our production facilities.

In the aggregate, we estimate our total capital expenditures for the remainder of 2018 will be approximately $231.0 million.

Exposure to Market Risks

Based on current conditions, we believe that we have sufficient financial resources to fund our activities and execute our business plans. However, the cost of obtaining financing for our project needs may increase significantly or such financing may be difficult to obtain.

We, like other power plant operators, are exposed to electricity price volatility risk. Our exposure to such market risk is currently limited because many of our long-term PPAs (except for the 25 MW PPA for the Puna complex and the between 30 MW and 40 MW PPAs in the aggregate for the Heber 2 power plant in the Heber complex, and the G2 power plant in the Mammoth complex) have fixed or escalating rate provisions that limit our exposure to changes in electricity prices.

The energy payments under the PPAs of the Heber 2 power plant in the Heber complex, and the G2 power plant in the Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO’s avoided costs.

As of March 31, 2018, 95.9% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 4.1% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of March 31, 2018, $39.8 million of our long-term debt remained subject to some interest rate risk.

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

We are also exposed to foreign currency exchange risk, in particular the fluctuation of the U.S. dollar versus the Israeli shekel and euro. Risks attributable to fluctuations in currency exchange rates can arise when we or any of our foreign subsidiaries borrow funds or incur operating or other expenses in one type of currency but receive revenues in another. In such cases, an adverse change in exchange rates can reduce such subsidiary’s ability to meet its debt service obligations, reduce the amount of cash and income we receive from such foreign subsidiary, or increase such subsidiary’s overall expenses. Risks attributable to fluctuations in foreign currency exchange rates can also arise when the currency denomination of a particular contract is not the U.S. dollar. Substantially all of our PPAs in the international markets are either U.S. dollar-denominated or linked to the U.S. dollar except for our operations on Guadeloupe, where we own and operate the Boulliante power plant which sells its power under a Euro-denominated PPA with Électricité de France S.A. Our construction contracts from time to time contemplate costs which are incurred in local currencies. The way we often mitigate such risk is to receive part of the proceeds from the contract in the currency in which the expenses are incurred. Currently, we have forward contracts in place to reduce our foreign currency exposure and expect to continue to use currency exchange and other derivative instruments to the extent we deem such instruments to be the appropriate tool for managing such exposure. We do not believe that our exchange rate exposure has or will have a material adverse effect on our financial condition, results of operations or cash flows.

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2018 and December 31, 2017 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2018 and December 31, 2017 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017		Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(2,957)	(5,181)	3,614	6,332		Foreign currency forward contracts
Interest Rate	(181)	(193)	182	195		Orcal Senior Secured Notes
Interest Rate	(6,534)	(6,393)	6,829	6,662		OFC 2 Senior Secured Notes
Interest Rate	(6,722)	(6,710)	7,042	7,015		OPIC Loan
Interest Rate	(3,630)	(3,678)	3,717	3,766		Senior Unsecured Bonds
Interest Rate	(1,382)	(1,384)	1,443	1,442		DEG 2 Loan
Interest Rate	(2,523)	(2,476)	2,654	2,596		DAC 1 Senior Secured Notes
Interest Rate	(762)	- (1)	794	-	(1)	Amatitlan Loan
Interest Rate	(3,148)	-	3,280	-		Migdal Loan
Interest Rate	(182)	(171)	189	177		Other long-term loans

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

In connection with the Electricity segment, none of our U.S. PPAs are directly linked to the Consumer Price Index (CPI). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation may be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. The energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness complex, increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of our power plants, thereby increasing our operating costs in the Product segment. We are more likely to be able to offset all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

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

Sierra Pacific Power Company and Nevada Power Company accounted for 17.4% and 18.8% for the three months ended March 31, 2018 and 2017, respectively.

SCPPA accounted for 16.3% and 9.0% for the three months ended March 31, 2018 and 2017, respectively.

KPLC accounted for 15.1% and 14.3% for the three months ended March 31, 2018 and 2017, respectively.

Government Grants and Tax Benefits

The federal government encourages production of electricity from wind, solar and geothermal resources through certain tax subsidies. For a new geothermal power plant in the U.S. that started construction by December 31, 2017, we are permitted to claim an investment tax credit for 30 percent of the project cost in the year the project is put in service or production tax credits over time on the power produced. The production-based credits, which in 2017 were 2.4 cents per kWh, are adjusted annually for inflation and may be claimed for 10 years on the net electricity output sold to third parties after the project is first placed in service. Any project that started construction by December 2017 must ordinarily be put in service within four years after the end of the year in which construction started to qualify for tax credits at these rates.  For a new geothermal power plant in the U.S. that started construction after 2017, we are permitted to claim an investment tax credit of 10 percent of the project cost.

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

We are also permitted to depreciate, or write off, most of the cost of the plant. In cases where we claim the one-time 30% (or 10%) tax credit, our tax basis in the plant that we can recover through depreciation is reduced by one-half of the tax credit. In cases where we claim the production tax credit, there is no reduction in the tax basis for depreciation. Projects that are placed in service in 2016 and 2017 are eligible for “bonus” depreciation and we will be permitted to write off 50% of the cost of that equipment in the year the power plant is placed in service. Projects placed in service in 2018 would qualify for a 40% bonus and projects placed in service in 2019 would qualify for a 30% bonus. After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. The Tax Act, allows full expensing for certain assets acquired and placed in service after September 27, 2017.  We will continue to analyze this new provision under the Tax Act and determine if an election is appropriate as it relates to their business needs.

Ormat System received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the "Investment Law"), with respect to two of its investment programs through 2011. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax will apply to all qualified income of certain industrial companies, as opposed to the previous law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. As a result, we now pay a uniform corporate tax rate of 16% with respect to that qualified income.

Ormat System tax assessment for fiscal years 2010-2014 was finalized and settled in January 2017. The settlement resulted in no impact to income statement due to release of the related uncertain tax position liability.

 As previously reported by the Company, the Kenya Revenue Authority ("KRA") conducted an audit related to the Company’s operations in Kenya for fiscal years 2012 - 2013. In January 2017, KRA concluded its audit for the subject period and issued a demand letter to the Company for additional tax payments of approximately $16.1 million, including interest and penalties. KRA’s assessment, among other points, rejected the Company's income tax deduction of 150% of its investment in geothermal well drilling during the relevant period, on the basis that such work falls under mining activities (and not geothermal activities) which have a different allowable deduction under the Kenya Income Tax Act. The KRA audit and assessment is not final and is subject to objection by the Company. The Company's operations in Kenya utilize a geothermal resource license from the Ministry of Energy and Petroleum. The Company does not conduct and is not involved in any mining activity under applicable Kenyan law. Therefore, the Company believes that its original tax position was and remains correct under Kenyan tax law and regulations and has submitted a notice of objection to the KRA which it intends to pursue vigorously. If the KRA position prevails and is applied to subsequent periods, our deferred tax asset of $49.4 million recorded in 2015 may be impacted. At present, the Company has recorded a provision based on its assessment of its reasonably expected potential exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted the evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended. Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2018 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in the 2017 Annual Report the following material weakness which still existed as of March 31, 2018. In connection with the change in our repatriation strategy and the related release of the US income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

Remediation Plan for Material Weakness

Building on our efforts during 2017, our management, with the oversight of the Audit Committee of our Board of Directors, continued in the first quarter of 2018 to dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weakness identified above. The remediation efforts, outlined below are intended both to address the identified material weakness and to enhance our overall financial control environment. However, our management may amend this plan to include additional remedial action in light of its continuing evaluation of the identified deficiency in internal control over financial reporting. In 2018, we:

•	augmented the personnel within our finance and accounting organization by recruiting additional tax and accounting personnel;
•	engaged an external tax and accounting firm to prepare and review our annual and quarterly income tax provision including to review and recommend additional control enhancements;
•	adjusted the financial reporting closing timelines to allow earlier and longer time for income tax review; and
•	continued to strengthen the income tax controls with improved documentation standards and oversight.

We continue to actively plan for and implement additional control procedures, communication and oversight as well as consider the need to recruit additional personnel during 2018 and we may take additional measures as deemed necessary.

This material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures, however, there can be no assurance that this will occur within 2018.

b.  Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments in any legal proceedings to which the Company is a party during the first quarter of 2018, other than as described below.

●	Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. (“USG”), a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors. All of the class action suits filed in Federal Court in Idaho and Delaware have been voluntarily dismissed. The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). The Riche complaint alleges state law claims for breach of fiduciary duty against former USG directors, and seeks post-closing damages. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●	On February 18, 2018, Western Watersheds Project filed a notice of appeal and petition with the U.S. Department of the Interior Board of Land Appeals for standing with respect to the January 16, 2018 BLM decision approving Addendum 2 to Operation Plan & Utilization Plan for the McGinness Hills Geothermal Project. The appeal alleges that the January 2018 BLM decision authorizing construction and operation of Phase 3 of McGinness Hills causes harm to WWP and its members by allowing degradation of the wildlife habitat of the Greater sage-grouse in that area. The Company has filed a motion to intervene as an interested party in support of the BLM. The litigation was resolved, and the settlement was approved by the Interior Board of Land appeals. The settlement amount was immaterial to the Company’s consolidated financial statements.

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

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile on the basis of unjust enrichment. The claim requests that the court order Ormat to pay Aquavant $4.8 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago. In February 2018 preliminary defenses, filed by the Company, were denied by the lower court and are pending on appeal. The Company’s answer to the complaint, plaintiff’s response and the Company’s rejoinder were duly filed. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

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

●	On June 11, 2018, a putative class action on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer. The complaint asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act, as amended and Rule 10b-5 there under Section 20(a) of the Exchange Act, as amended. The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. The Company has not yet responded to the complaints. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

In addition, from time to time, the Company is named as a party to various other lawsuits, claims and other legal and regulatory proceedings that arise in the ordinary course of our business. These actions typically seek, among other things, compensation for alleged personal injury, breach of contract, property damage, punitive damages, civil penalties or other losses, or injunctive or declaratory relief. With respect to such lawsuits, claims and proceedings, the Company accrues reserves when a loss is probable, and the amount of such loss can be reasonably estimated. It is the opinion of the Company’s management that the outcome of these proceedings, individually and collectively, will not be material to the Company’s consolidated financial statements as a whole.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I — Item 1A — Risk Factors” in our Form 10-K/A, for the fiscal year ended December 31, 2017. The risks described in our Form 10-K/A and herein are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We previously identified a material weakness in our internal control over financial reporting and subsequently restated certain of our financial statements as a result of factors related to that weakness. This may adversely affect the accuracy and reliability of our financial statements and impact our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.

In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes. As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which affected the recording of income tax accounts by us in our interim and annual consolidated financial statements during 2017. Our management previously concluded that this deficiency constituted a material weakness in our internal control over financial reporting and, accordingly, our internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017.  The material weakness still existed as of March 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

On May 16, 2018, we concluded that we would restate our previously issued consolidated financial statements as of and for the year ended December 31, 2017 to correct for (i) errors in our income tax provision, primarily related to our ability to utilize foreign tax credits in the United States (“U.S.”) prior to their expiration starting in 2027 and the resulting impact on the deferred tax asset valuation allowance, and (ii) the inappropriate netting of certain deferred income tax assets and deferred income tax liabilities across different tax jurisdictions that was not permissible under  U.S. generally accepted accounting principles. In addition, we also concluded that we would revise our previously issued consolidated financial statements as of and for the years ended December 31, 2016 and December 31, 2015 to correct for errors in our income tax provision primarily related to the translation of deferred tax liabilities in a foreign subsidiary.  These tax and tax-related errors also resulted in the restatement, for 2017, and revision, for 2016, of the Company’s previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2017, for the three and six months ended June 30, 2017 and 2016 and for the three and nine months ended September 30, 2017 and 2016.

While we have developed and are in the process of implementing a plan to remediate this material weakness, there can be no assurance that this will occur within 2018. We may identify additional material weaknesses in our internal control over financial reporting in the future.  If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws, and in relation to cevenants in certain debt facilities will likely be adversely affected.  The occurrence of, or failure to remediate, and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our Common Stock or any other securities we may issue, as well as lead to a loss of investor confidence in us.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 within the timeframe required by the SEC, meaning we were not current in our reporting requirements with the SEC.  Even though we have regained compliance with our SEC reporting obligations, we will be not be eligible to use a short-form registration statement on Form S-3 that would allow us to incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements, until one year from the date we regained and maintain status as a current filer.  If we wish to pursue a public offering during this time period, we would be required to file a long-form registration statement on Form S-1 and have it reviewed and declared effective by the SEC.  Doing so would likely take significantly longer than using a short-form registration statement on Form S-3, increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Certain of our facilities face risks from seismic disturbances, volcanic eruptions and lava flows.

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

On May 3, 2018, the Kilauea volcano located in close proximity to the Company’s 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area in recent weeks.  While the Company has taken steps to secure the Puna facilities, including, among others, taking electricity generation offline and placing physical barriers around, and protective coverings over, the geothermal wells, and has evacuated non-essential personnel at the power plant and removed all pentane from the site, it is still assessing the impact of the volcanic eruption and seismic activity on the Puna facilities. The approaching lava covered the wellheads of three geothermal wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig were burned due to the approaching lava. The damages are expected to be covered by the Company’s insurance policies. The net book value of the Puna property, plant and equipment is approximately $109 million. The Company cannot currently estimate when the lava flow will stop nor when it will be able to assess all of the damages. Any significant physical damage to, or extended shut-down of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on the Company’s business and results of operations.  The Company continues to monitor the condition of the Puna facilities, coordinate with HELCO and local authorities, and is taking steps to both further secure the power plant and restore its operations as soon as it is safe to do so. In addition, The Company will be assessing the accounting implications of this event on the assets and liabilities on its balance sheet and whether a impairment will be required.

         In addition to our power plant in Puna, Hawaii, our power plant in Amatitlan, Guatemala is located in proximity to an active volcano.  As a result of recent events impacting our Puna facility, we cannot be certain how investors will assess the risks to which our facilities are subject and whether this assessment will adversely impact perceptions of our business and our share price.

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

The Company has made provision estimates in its accounting for certain income tax effects of the Tax Act in its financial statements. As additional interpretive guidance from Treasury and the IRS is issued, the Company may be required to revise its provisional estimates and such adjustments may be material to the Company’s financial statements.

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
10.1

Loan Agreement, dated March 22, 2018, by and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal's Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self Employed Ltd.

10.2	Finance Agreement, dated April 30, 2018 between Geotermica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation
31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.IN*	XBRL Instance Document.
101.SC*	XBRL Taxonomy Extension Schema Document.
101.CA*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DE*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LA*	XBRL Taxonomy Extension Label Linkbase Document.
101.PR*	XBRL Taxonomy Extension Presentation Linkbase Document.