Form 10-Q
period 2018-06-30
ORMAT TECHNOLOGIES, INC.
filed 2018-08-08
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
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

As of August 6, 2018, the number of outstanding shares of common stock, par value $0.001 per share, was 50,630,138.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

iii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iv

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$66,696	$47,818
Restricted cash and cash equivalents (primarily related to VIEs)	76,041	48,825
Receivables:
Trade	109,061	110,410
Other	20,731	13,828
Inventories	36,696	19,551
Costs and estimated earnings in excess of billings on uncompleted contracts	46,573	40,945
Prepaid expenses and other	39,836	40,269
Total current assets	395,634	321,646
Investment in an unconsolidated company	66,551	34,084
Deposits and other	20,532	21,599
Deferred income taxes	102,162	57,337
Deferred charges	—	49,834
Property, plant and equipment, net ($1,759,608 and $1,631,900 related to VIEs, respectively)	1,840,558	1,734,691
Construction-in-process ($100,184 and $142,717 related to VIEs, respectively)	316,447	293,542
Deferred financing and lease costs, net	4,926	4,674
Intangible assets, net	207,206	85,420
Goodwill	40,133	21,037
Total assets	$2,994,149	$2,623,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$103,342	$153,796
Short term revolving credit lines with banks (full recourse)	158,600	51,500
Billings in excess of costs and estimated earnings on uncompleted contracts	16,136	20,241
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	36,458	33,226
Other loans	21,495	21,495
Full recourse	5,000	3,087
Total current liabilities	341,031	283,345
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $7,987 and $8,113, respectively)	391,047	311,668
Other loans (less deferred financing costs of $5,025 and $5,258, respectively)	230,973	242,385
Full recourse:
Senior unsecured bonds (less deferred financing costs of $813 and $580, respectively)	303,527	203,752
Other loans (less deferred financing costs of $970 and $1,011, respectively)	44,030	46,489
Liability associated with sale of tax benefits	70,574	44,634
Deferred lease income	49,973	51,520
Deferred income taxes	47,128	61,961
Liability for unrecognized tax benefits	9,637	8,890
Liabilities for severance pay	20,159	21,141
Asset retirement obligation	37,188	27,110
Other long-term liabilities	21,817	18,853
Total liabilities	1,567,084	1,321,748
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	8,268	6,416

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,630,138 and 50,609,051 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	51	51
Additional paid-in capital	892,601	888,778
Retained earnings	405,353	327,255
Accumulated other comprehensive income (loss)	(2,297)	(4,706)
Total stockholders' equity attributable to Company's stockholders	1,295,708	1,211,378
Noncontrolling interest	123,089	84,322
Total equity	1,418,797	1,295,700
Total liabilities, redeemable nonconrolling interest and equity	$2,994,149	$2,623,864

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$122,179	$110,896	$254,668	$226,672
Product	54,915	67,587	103,587	141,709
Other	1,205	881	4,067	881
Total revenues	178,299	179,364	362,322	369,262
Cost of revenues:
Electricity	81,236	63,196	154,718	129,232
Product	37,573	43,432	71,299	92,884
Other	2,028	2,243	5,471	2,243
Total cost of revenues	120,837	108,871	231,488	224,359
Gross profit	57,462	70,493	130,834	144,903
Operating expenses:
Research and development expenses	1,251	1,050	2,359	1,652
Selling and marketing expenses	3,712	4,090	7,411	8,453
General and administrative expenses	15,866	12,201	29,719	22,150
Write-off of unsuccessful exploration activities	—	—	119	—
Operating income	36,633	53,152	91,226	112,648
Other income (expense):
Interest income	189	362	302	606
Interest expense, net	(15,846)	(14,540)	(30,190)	(29,463)
Derivatives and foreign currency transaction gains (losses)	(529)	1,703	(2,128)	3,041
Income attributable to sale of tax benefits	3,556	4,356	10,917	10,513
Other non-operating income (expense), net	7,373	6	7,353	(86)
Income from continuing operations before income taxes and equity in losses of investees	31,376	45,039	77,480	97,259
Income tax (provision) benefit	(29,105)	(32,765)	(2,163)	(43,769)
Equity in earnings (losses) of investees, net	388	(428)	1,598	(2,027)
Income from continuing operations	2,659	11,846	76,915	51,463
Net income attributable to noncontrolling interest	(3,002)	(3,206)	(7,750)	(7,629)
Net income attributable to the Company's stockholders	$(343)	$8,640	$69,165	$43,834
Comprehensive income:
Net income	2,659	11,846	76,915	51,463
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(2,496)	1,461	(968)	1,539
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	529	(916)	3,163	(347)
Loss in respect of derivative instruments designated for cash flow hedge	20	45	40	93
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(15)	(15)	(30)	(39)
Comprehensive income	697	12,421	79,120	52,709
Comprehensive income attributable to noncontrolling interest	(2,428)	(3,613)	(7,546)	(8,025)
Comprehensive income attributable to the Company's stockholders	$(1,731)	$8,808	$71,574	$44,684
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$(0.01)	$0.17	$1.37	$0.88
Diluted:
Net income	$(0.01)	$0.17	$1.36	$0.87
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,623	49,771	50,618	49,726
Diluted	50,958	50,624	51,001	50,559
Dividend per share declared	$0.10	$0.08	$0.33	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2016	49,667	$50	$869,463	$215,352	$(8,175)	$1,076,690	$91,582	$1,168,272

Stock-based compensation	—	—	5,343	—	—	5,343	—	5,343
Exercise of options by employees and directors	243	—	785	—	—	785	—	785
Cash paid to noncontrolling interest	—	—	—	—	—	—	(14,594)	(14,594)
Cash dividend declared, $0.25 per share	—	—	—	(12,426)	—	(12,426)	—	(12,426)
Net income	—	—	—	43,834	—	43,834	6,941	50,775
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,143	1,143	396	1,539
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	93	93	—	93
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(347)	(347)	—	(347)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	(39)	(39)	—	(39)
Balance at June 30, 2017	49,910	$50	$875,591	$246,760	$(7,325)	$1,115,076	$84,325	$1,199,401

Balance at December 31, 2017	50,609	$51	$888,778	$327,255	$(4,706)	$1,211,378	$84,322	$1,295,700

Stock-based compensation	—	—	3,823	—	—	3,823	—	3,823
Exercise of options by employees and directors	21	—	—	—	—	—	—	—
Cumulative effect of changes in accounting principles	—	—	—	25,635	—	25,635	—	25,635
Cash paid to noncontrolling interest	—	—	—	—	—	—	(6,377)	(6,377)
Cash dividend declared, $0.33 per share	—	—	—	(16,702)	—	(16,702)	—	(16,702)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	2,165	2,165
Increase in noncontrolling interest in Tungsten	—	—	—	—	—	—	996	996
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	34,898	34,898
Net income	—	—	—	69,165	—	69,165	7,289	76,454
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(764)	(764)	(204)	(968)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	40	40	—	40
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	3,163	3,163	—	3,163
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $18)	—	—	—	—	(30)	(30)	—	(30)
Balance at June 30, 2018	50,630	$51	$892,601	$405,353	$(2,297)	$1,295,708	$123,089	$1,418,797

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$76,915	$51,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,580	54,082
Accretion of asset retirement obligation	1,068	919
Stock-based compensation	3,823	5,343
Amortization of deferred lease income	(1,342)	(1,343)
Income attributable to sale of tax benefits, net of interest expense	(8,303)	(6,844)
Equity in losses (earnings) of investees	(1,598)	2,027
Mark-to-market of derivative instruments	1,499	(2,462)
Loss on disposal of property, plant and equipment	4,942	—
Write-off of unsuccessful exploration activities	119	—
Gain on severance pay fund asset	721	(1,537)
Deferred income tax provision and deferred charges	(5,060)	34,771
Liability for unrecognized tax benefits	747	395
Deferred lease revenues	(205)	(182)
Proceeds from insurance recoveries	(7,150)	—
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	2,977	(625)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,628)	(7,703)
Inventories	(981)	(103)
Prepaid expenses and other	433	1,820
Deposits and other	6	652
Accounts payable and accrued expenses	(54,183)	(4,636)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,105)	(14,056)
Liabilities for severance pay	(982)	2,425
Other long-term liabilities	(243)	(248)
Net cash provided by operating activities	67,050	114,158
Cash flows from investing activities:
Capital expenditures	(139,125)	(116,015)
Investment in unconsolidated companies	(3,800)	(27,412)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(95,093)	(35,300)
Proceeds from insurance recoveries related to destroyed equipment	1,488	—
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	340	(130)
Net cash used in investing activities	(236,190)	(178,857)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	100,000	—
Proceeds from exercise of options by employees	—	785
Proceeds from the sale of limited liability company interest in Tungsten, net of transaction costs	32,403	—
Proceeds from revolving credit lines with banks	1,791,400	437,500
Repayment of revolving credit lines with banks	(1,684,300)	(407,500)
Cash received from noncontrolling interest	4,134	2,017
Repayments of long-term debt	(28,264)	(33,177)
Cash paid to noncontrolling interest	(8,030)	(14,594)
Payments of capital leases	(972)	(751)
Deferred debt issuance costs	(1,428)	(3,731)
Cash dividends paid	(16,702)	(12,426)
Net cash provided by (used in) financing activities	188,241	(31,877)
Net change in cash and cash equivalents and restricted cash and cash equivalents	19,101	(96,576)
Restricted cash and cash equivalents acquired in a business combination	26,993	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	96,643	264,476
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$142,737	$167,900
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(6,202)	$2,338
Accrued liabilities related to financing activities	$1,979	$—

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2018, the consolidated results of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2018 and 2017 and the consolidated cash flows for the six-month periods ended June 30, 2018 and 2017.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and six-month period ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Under the agreements, prior to the December 31, 2026 (“Target Flip Date”), the Company’s fully owned subsidiary, Ormat Nevada Inc.("Ormat Nevada"), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date in which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis.

On the Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that may be needed to cause the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the project again.

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to the Company’s 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. While the Company has taken steps to secure and protect the Puna facilities, including, among others, taking electricity generation offline and placing physical barriers around, and protective coverings over, the geothermal wells, and has evacuated non-essential personnel at the power plant and removed all pentane from the site, it is still assessing the impact of the volcanic eruption and seismic activity on the Puna facilities. The approaching lava covered the wellheads of three geothermal wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig were burned due to the approaching lava, all of which had a carrying value of approximately $4.9 million that was written-off during the second quarter of 2018. These property damages are expected to be covered by the Company’s insurance policies and therefore the Company recorded a provision for such recoveries out of which approximately $7.2 million was included in “Other income” as excess recoveries over the carrying value of the rig which was destroyed by the lava. The write-off and related insurance recoveries, excluding the excess portion, were recorded under “Electricity cost of revenues” in the condensed consolidated statements of operations and comprehensive income. The Company is in discussions with the insurance companies on the reimbursement for profit and loss and property damages. The total net book value of the Puna property, plant and equipment is approximately $102.2 million. The Company cannot currently estimate when the lava flow will stop nor when it will be able to assess all of the damages. Any significant physical damage to, or extended shut-down of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on the Company’s business and results of operations. The Company continues to monitor the condition of the Puna facilities, coordinate with Hawaii Electric Light Company (“HELCO”) and local authorities, and is taking steps to both further secure the power plant and restore its operations as soon as it is safe to do so. In addition, the Company will continue to assess the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

U.S. Geothermal (“USG”) transaction

On April 24, 2018, the Company completed its previously announced acquisition of USG. The total cash consideration (exclusive of transaction expenses) was approximately $110 million, comprised of approximately $106 million funded from available cash of Ormat Nevada Inc. (to acquire the outstanding shares of common stock of USG) and approximately $4 million funded from available cash of USG (to cash-settle outstanding in-the-money options for common stock of USG). As a result of the acquisition, USG became an indirect wholly owned subsidiary of Ormat, and Ormat indirectly acquired, among other things, interests held by USG and its subsidiaries in:

•     three operating power plants at Neal Hot Springs, Oregon, San Emidio, Nevada and Raft River, Idaho with a total net generating capacity of approximately 38 MW; and

•     development assets which include a project at the Geysers, California; a second phase project at San Emidio, Nevada; a greenfield project in Crescent Valley, Nevada; and the El Ceibillo project located near Guatemala City, Guatemala.

As a result of the acquisition, the Company expanded its overall generation capacity and expects to improve the profitability of the purchased assets through cost reduction and synergies. The Company accounted for the transaction in accordance with Accounting Standard Codification ASC 805, Business Combinations and following the transaction, the Company consolidates USG, in accordance with Accounting Standard Codification ASC 810, Consolidation. Accounting guidance provides that the allocation of the purchase price may be modified for up to one year from the date of the acquisition to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date. The Company deemed that the adoption of ASU 2017-01, Business Combinations, as further described under Note 2 to the condensed consolidated financial statements, did not have an effect on the USG transaction.

The Company deemed the transaction to not meet the significant subsidiary threshold and as a result did not provide additional pro-forma and other related information, that otherwise would have been required.

The following table summarizes the fair value amounts of identified assets and liabilities assumed as of the transaction date (in millions):

Cash and cash equivalents and restricted cash	$37.9
Working capital	(8.2)
Property, plant and equipment and construction-in-process	77.3
Intangible assets (1)	127.0
Deferred tax liability	(4.9)
Long-term term debt, net of deferred transaction costs	(98.3)
Asset retirement obligation	(9.0)
Total identifiable assets and liabilities acquired	$121.8
Goodwill (2)	$19.3

(1)	Intangible assets are primarily related to long-term electricity power purchase agreements and depreciated over an average of 19 years.
(2)	Goodwill is primarily related to the expected synergies in operation as a result of the purchase transaction and is allocated to the Electricity segment.

The fair value of the noncontrolling interest of $34.9 million reflects the 40% minority interests in the Neal Hot Springs project that was evaluated using the income approach. The fair value of the noncontrolling interest is based on the following significant inputs: (i) forecasted cash flows assumed to be generated in correspondence with the remaining life of the related power purchase agreement which is approximately 20 years; (ii) revenues were estimated in accordance with the price and generation capacity of the related power purchase agreement; (iii) assumed terminal value based on the realizable value of the project at the end of the power purchase agreement term; and (iv) assumed discount rate range of 9%.

Total Electricity segment revenues and operating losses related to the three USG power plants of approximately $3.4 million and $4.2 million, respectively, were included in the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro forma for the six months ended June 30, 2018	Pro forma for the six months ended June 30, 2017	Pro forma for the three months ended June 30, 2018	Pro forma for the three months ended June 30, 2017
	(Dollars in thousands)
Electricity revenues	$265,965	$241,420	$125,003	$117,207
Total revenues	373,619	384,010	181,123	185,675
Operating profit	89,219	114,753	36,200	53,238

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Migdal Loan Agreement includes various affirmative and negative covenants, including a covenant that the Company maintain (i) a debt to adjusted EBITDA ratio below 6, (ii) a minimum equity amount (as shown on its consolidated financial statements, excluding noncontrolling interests) of not less than $650 million, and (iii) an equity attributable to Company's stockholders to total assets ratio of not less than 25%. In addition, the Migdal Loan Agreement restricts the Company from making dividend payments if its equity falls below $800 million and otherwise restricts dividend payments in any one year to not more than 50% of the net income of the Company of such year as shown on the Company’s consolidated annual financial statements as long as any of the Company's bonds issued in Israel prior to March 27, 2018 remain outstanding. The Migdal Loan Agreement includes other customary affirmative and negative covenants and events of default. As of June 30, 2018 the Company was in compliance with all such covenants.

Other comprehensive income

For the six months ended June 30, 2018 and 2017, the Company classified $10,000 and $54,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $15,000 and $30,000, respectively, were recorded to reduce interest expense and $5,000 and $(24,000), respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended June 30, 2018 and 2017, the Company classified $5,000 and $30,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $6,000 and $20,000, respectively, were recorded to reduce interest expense and $1,000 and $(10,000), respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in Other comprehensive income as of June 30, 2018 is $1.0 million

Write-offs of unsuccessful exploration activities

Write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2018 were $0 and $0.1 million. There were no write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2017.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reported on the balance sheet that sum to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$66,696	$47,818
Restricted cash and cash equivalents	76,041	48,825
Total Cash and cash equivalents and restricted cash and cash equivalents	$142,737	$96,643

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2018 and December 31, 2017, the Company had deposits totaling $21.6 million and $21.2 million, respectively, in eight U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2018 and December 31, 2017, the Company’s deposits in foreign countries amounted to approximately $59.8 million and $32.8 million, respectively.

At June 30, 2018 and December 31, 2017, accounts receivable related to operations in foreign countries amounted to approximately $83.2 million and $78.1 million, respectively. At June 30, 2018 and December 31, 2017, accounts receivable from the Company’s primary customers amounted to approximately 55% and 57% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 17.0% and 16.7% of the Company’s total revenues for the three months ended June 30, 2018 and 2017, respectively, and 16.7% and 17.8% of the Company’s total revenues for the six months ended June 30, 2018 and 2017, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 14.9% and 8.7% of the Company’s total revenues for the three months ended June 30, 2018 and 2017, respectively, and 15.6% and 8.9% of the Company’s total revenues for the six months ended June 30, 2018 and 2017.

Kenya Power and Lighting Co. Ltd. accounted for 16.6% and 15.4% of the Company’s total revenues for the three months ended June 30, 2018 and 2017, respectively, and 15.8% and 14.8% of the Company’s total revenues for the six months ended June 30, 2018 and 2017, respectively.

The Company has historically been able to collect on substantially all of its receivable balances, and believes it will continue to be able to collect all amounts due. Accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2018

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

The Company adopted this update effectively as of January 1, 2018 using the modified retrospective approach with one-time cumulative adjustment to the opening balance of retained earnings as further described below and applied the five-step model described above on identified outstanding contracts at the date of adoption, under which revenues are generated. Under ASC 606, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations and recognize the revenue when the obligation is completed. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The standard also requires disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.

The adoption of ASC 606, Revenues from Contracts with Customers, as described above, did not have an impact on our Electricity, Product and Other segment revenues in 2018, however, the adoption did have an impact on our accounting for investment in an unconsolidated company as further described in the following table and in the disclosure under the heading "Investment in an unconsolidated company" within this note below. Additionally, the following table below summarizes the impact of the adoption of ASC 606 on the Company’s consolidated financial statements as of January 1, 2018, followed by further information for each of the line items in the table:

(Dollars in millions)
Electricity segment revenues	$–
Product segment revenues	–
Other segment revenues	–
Investment in an unconsolidated company	24.0

Electricity segment revenues: Electricity revenues are primarily related to sale of electricity from geothermal and recovered energy-based power plants owned and operated by the Company. Revenues related to the sale of electricity from geothermal and recovered energy-based power plants and capacity payments are recorded based upon output delivered and capacity provided at rates specified under relevant contract terms. For power purchase agreements (“PPAs”) agreed to, modified, or acquired in business combinations on or after July 1, 2003, the Company determines whether such PPAs contain a lease element requiring lease accounting. Revenue from such PPAs is accounted for in electricity revenues. The lease element of the PPAs is also assessed in accordance with the revenue arrangements with multiple deliverables guidance, which requires that revenues be allocated to the separate earnings processes based on their relative fair value. PPAs with minimum lease rentals which vary over time are generally recognized on the straight-line basis over the term of the PPAs. PPAs with contingent rentals are recognized when earned. In the Electricity segment, revenues for all but three power plants are accounted for under ASC 840 (Leases) as operating leases, and therefore equipment related to geothermal and recovered energy generation power plants is considered held for leasing. For power plants in the scope of ASC 606, the Company identified electricity as a separate performance obligation. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the invoiced amounts reasonably represented the value to customers of performance obligations fulfilled to date. The transaction price is determined based on the price per actual mega-watt output or available capacity as agreed to in the respective PPA. Customers are generally billed on a monthly basis and payment is typically due within 30 to 60 days after the issuance of the invoice.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Product segment revenues: Product segment revenues are primarily related to sale of geothermal and recovered energy-based power plants, including equipment, engineering, construction and installation and operating services. Revenues from the supply and/or construction of geothermal and recovered energy-based power plant equipment and other equipment to third parties are recognized over time since control is transferred continuously to our customers. The majority of our contracts include a single performance obligation which is essentially the promise to transfer the individual goods or services that are not separately identifiable from other promises in the contracts and therefore deemed as not distinct. Performance obligations are satisfied over-time if the customer receives the benefits as we perform work, if the customer controls the asset as it is being constructed, or if the product being produced for the customer has no alternative use and we have a contractual right to payment. In our Product segment, revenues are spread over a period of one to two years and are recognized over time based on the cost incurred to date in ratio to total estimated costs which represents the input method that best depicts the transfer of control over the performance obligation to the customer. Costs include direct material, labor, and indirect costs. Selling, marketing, general, and administrative costs are expensed as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

In contracts for which we determine that control is not transferred continuously to the customer, we recognized revenues at the point in time when the customer obtains control of the asset. Revenues for such contracts are recorded upon delivery and acceptance by the customer. This generally is the case for the sale of spare parts, generators or similar products.

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

The nature of our product contracts give rise to several modifications or change requests by our customers. Substantially all of the modifications are treated as cumulative catch-ups to revenues since the additional goods are not distinct from those already provided. We include the additional revenues related to the modifications in our transaction price when both parties to the contract approved the modification. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in Product revenues on contracts under the cumulative catch-up method. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the period in which it is identified.

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considered the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the three and six months ended June 30, 2018 and 2017.

Contract Assets and Liabilities related to our Product segment: Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Contract assets (*)	$46,573	$40,945
Contract liabilities (*)	(16,136)	(20,241)
Contract assets, net	$30,437	$20,704

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheet.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the significant changes in the contract assets and contract liabilities for the six months ended June 30, 2018:

	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$-	$11,094
Cash received in advance for which revenues have not yet recognized, net expenditures made	-	(12,901)
Reduction of contract assets as a result of rights to consideration becoming unconditional	(59,634)	-
Contract assets recognized, net of recognized receivables	71,174	-
Net change in contract assets and contract liabilities	11,540	(1,807)

The timing of revenue recognition, billings and cash collections results in accounts receivable, contract assets and contract liabilities on the condensed consolidated balance sheet. In our Products segment, amounts are billed as work progresses in accordance with agreed-upon contractual terms, or upon achievement of contractual milestones. Generally, billing occurs subsequent to the recognition of revenue, resulting in contract assets. However, we sometimes receive advances or deposits from our customers before revenue can be recognized, resulting in contract liabilities. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. The timing of billing our customers and receiving advance payments vary from contract to contract. We typically receive a down payment of between 10% and 20% of total contract consideration upon signing, followed by additional milestone payments for which timing varies from contract to contract. The majority of payments are received no later than the completion of the project and satisfaction of our performance obligation.

On June 30, 2018, we had approximately $229.0 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. We expect to recognize approximately 96% of this amount as Product revenues during the next 24 months and the rest will be recognized thereafter.

The following schedule reconciles revenues accounted for under ASC 840, Leases, and ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(Dollars in thousands)	(Dollars in thousands)
Electricity revenues accounted under ASC 840, Leases	$116,914	$242,745
Electricity, Product and Other revenues accounted under ASC 606	61,385	119,577
Total consolidated revenues	$178,299	$362,322

Disaggregated revenues from contracts with customers for the three and six months ended June 30, 2018 are shown under Note 9 – Business Segments, to the condensed consolidated financial statements.

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

The following schedule quantifies the impact of adopting ASC 606 on the statement of operations for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018 under previous standard	Effect of the New Revenue Standard	As reported for the three months ended June 30, 2018
	(Dollars in thousands)
Equity in earnings (losses) of investees, net	$(3,237)	$3,625	$388
Income from continuing operations	(966)	3,625	2,659
Net income attributable to the Company’s stockholders	(3,968)	3,625	(343)
Retained earnings	401,728	3,625	405,353

	Six months ended June 30, 2018 under previous standard	Effect of the New Revenue Standard	As reported for the six months ended June 30, 2018
	(Dollars in thousands)
Equity in earnings (losses) of investees, net	$(1,293)	$2,891	$1,598
Income from continuing operations	74,024	2,891	76,915
Net income attributable to the Company’s stockholders	66,274	2,891	69,165
Retained earnings	402,462	2,891	405,353

Other segment revenues: Other segment revenues are primarily related to energy storage, demand-response and energy management related services. Revenues are recorded based on energy management of load curtailment capacity delivered or service provided at rates specified under the relevant contract terms. The Company determined that the Other segment revenues are in the scope of ASC 606 and identified energy management as a separate performance obligation. Performance obligations are satisfied once the Company provides verification to the electric power grid operator or utility of its ability to meet the committed capacity or power curtailment requirements and thus entitled to cash proceeds. Such verification may be provided by the Company bi-weekly, monthly or under any other frequency as set by the related program and are typically followed by a payment shortly after. Performance obligations identified were evaluated and determined to be satisfied over time and qualified for the invoicing practical expedient since the amounts included in the verification document reasonably represent the value of performance obligations fulfilled to date. The transaction price is determined based on mechanisms specified in the contract with the customer.

Compensation - Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update require that an entity should account for the effects of a modification unless all of the following are met: (1) The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements under Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). The update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update primarily provide a screen to determine when a set of assets and activities is not a business and by that reduces the number of transactions that need to be further evaluated. The amendments in this update should be applied prospectively and are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

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

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. The amendments in this update require that the entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers on inventory. The amendments in this update should be applied for each period presented and are effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The modified retrospective approach is required for transition to the new guidance, with cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. The Company adopted this guidance in its consolidated financial statements for the three months ending March 31, 2018 using the modified retrospective approach and recorded a net cumulative-effect adjustment to retained earnings of approximately $1.8 million with a corresponding adjustment to deferred charges and deferred income taxes on the condensed consolidated balance sheet of approximately $49.8 million and $51.6 million, respectively.

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

Intangibles –Goodwill and Other

 In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update require the entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update eliminated Step 2 from the goodwill impairment test under the current guidance. Step 2 measures a goodwill impairment loss by comparing the implied fair value of reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this update should be applied on a prospective basis. An entity is also required to disclose the nature of and the reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and the interim period within the first annual period when the entity initially adopts the amendments in this update. The amendments in this update are effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting for the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The guidance is effective for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of these amendments on its consolidated financial statements, however, such impact, if any, is not expected to be material.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$26,919	$12,007
Self-manufactured assembly parts and finished products	9,777	7,544
Total	$36,696	$19,551

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 — INVESTMENT IN AN UNCONSOLIDATED COMPANY

Unconsolidated investments consist of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Sarulla	$66,551	$34,084

The Sarulla Project

The Company holds a 12.75% equity interest in a consortium that developed the 330 MW Sarulla geothermal power plant project in Tapanuli Utara, North Sumatra, Indonesia. The Sarulla project is comprised of three separately constructed 110 MW units, the most recent of which, NIL 2, was completed in April 2018. The Sarulla project is owned and operated by the consortium members under the framework of a joint operating contract and energy sales contract that were both executed on April 4, 2013. Under the joint operating contract, PT Pertamina Geothermal Energy, the concession holder for the project, provided the consortium with the right to use the geothermal field, and under the energy sales contract, PT PLN, the state electric utility, is the off-taker at Sarulla for a period of 30 years.

On May 16, 2014, the consortium closed $1.17 billion in financing for the development of the Sarulla project with a consortium of lenders comprised of Japan Bank for International Cooperation (“JBIC”), the Asian Development Bank and six commercial banks and obtained construction and term loans on a limited recourse basis backed by a political risk guarantee from JBIC. Of the $1.17 billion, $0.1 billion bears interest at a fixed rate and $1.07 billion bears interest at a rate linked to LIBOR. The total interest expenses, net incurred by the consortium for the six months ended June 30, 2018, totaled approximately $23.1 million.

The Sarulla consortium entered into interest rate swap agreements with various international banks, effective as of June 4, 2014, in order to fix the interest rate linked to LIBOR on up to $0.96 billion of the $1.07 billion portion of the financing arrangement subject to such interest rate at 3.4565%. The Sarulla project company accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, are recorded in other comprehensive income. During the three and six months ended June 30, 2018 the Sarulla project company recorded a gain of $4.2 million and $24.8 million, respectively, net of deferred tax, of which the Company’s share was $0.5 million and $3.2 million, respectively. The Company’s share of such gains was recorded in other comprehensive income. During the three and six months ended June 30, 2017 the Sarulla project company recorded losses of $7.2 million and $2.7 million, respectively, net of deferred tax, of which the Company’s share was $0.9 million and $0.3 million, respectively. The Company’s share of such losses was recorded in other comprehensive income. The related accumulated loss recorded by the Company in other comprehensive income (loss) as of June 30, 2018 is $1.9 million.

During the three and six months ended June 30, 2018, the Company made additional cash equity investments in the Sarulla project of approximately $2.5 and $3.8 million, respectively, for a total of $62.0 million since inception.

As further described above under the heading “New accounting pronouncement effective in the six-month period ended June 30, 2018” in Note 2 to the condensed consolidated financial statements, the Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018. The impact of the adoption of this standard on its investment in an unconsolidated company amounted to $24.0 million at January 1, 2018. This impact was a result of the unconsolidated company’s variable consideration related to the construction of its power plant for which, under the new guidance, is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company adopted the new standard using the modified retrospective approach with a one-time cumulative adjustment to the opening balance of retained earnings of approximately $24.0 million at January 1, 2018, the date of initial application.

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

The following table sets forth certain fair value information at June 30, 2018 and December 31, 2017 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2018
		Fair Value
	Carrying Value at June 30, 2018	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$19,069	$19,069	$19,069	$—	$—
Derivatives:
Contingent receivable (1)	106	106	—	—	106
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(13,808)	(13,808)	—	—	(13,808)
Currency forward contracts (2)	(507)	(507)	—	(507)	—
	$4,860	$4,860	$19,069	$(507)	$(13,702)

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

(1)

These amounts relate to contingent receivables and payables and warrants relating to acquisition of substantially all of the assets of Viridity Energy, Inc. and to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on June 30, 2018 and December 31, 2017 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income. The warrants were executed during the second quarter of 2018 in accordance with the purchase agreements.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on June 30, 2018 and December 31, 2017, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges:

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017

Put options on natural gas price	Derivatives and foreign transaction gains (losses)	—	(48)	—	(241)
Contingent considerations	Derivative and foreign transaction gains (losses)	—	(45)	—	(95)
Currency forward contracts	Derivative and foreign and transaction gains (losses)	(911)	1,457	(1,457)	3,719
		$(911)	$1,364	$(1,457)	$3,383

In January 2017, the Company entered into Henry Hub Natural Gas Future contracts under which it bought a number of put options covering a notional quantity of approximately 4.1 million British Thermal Units with exercise prices of $3 and expiration dates ranging from January 26, 2017 until November 27, 2017 in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison. The Company paid an aggregate amount of approximately $0.7 million for these put options.

The foregoing future and forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2018.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	219.6	234.6	219.6	228.6
Olkaria IV Loan - DEG 2	49.5	50.7	50.0	50.0
Amatitlan Loan	31.7	32.8	31.5	33.3
Senior Secured Notes:
OrCal Geothermal Inc. ("OrCal")	28.7	34.2	27.3	32.1
OFC 2 LLC ("OFC 2")	219.2	234.6	224.2	232.5
Don A. Campbell 1 ("DAC 1")	79.9	85.5	85.3	88.3
USG Prudential - NV	29.7	—	28.3	—
USG Prudential - ID	18.6	—	18.9	—
USG DOE	49.0	—	53.0	—
Senior Unsecured Bonds	198.1	200.3	204.3	204.3
Senior Unsecured Loan	101.3	—	100.0	—
Other long-term debt	5.4	7.0	6.4	7.9

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

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	—	—	219.6	219.6
Olkaria IV - DEG 2	—	—	49.5	49.5
Amatitlan Loan	—	31.7	—	31.7
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	28.7	28.7
OFC 2 Senior Secured Notes	—	—	219.2	219.2
DAC 1 Senior Secured Notes	—	—	79.9	79.9
USG Prudential - NV	—	—	29.7	29.7
USG Prudential - ID	—	—	18.6	18.6
USG DOE	—	—	49.0	49.0
Senior Unsecured Bonds	—	—	198.1	198.1
Senior Unsecured Loan	—	—	101.3	101.3
Other long-term debt	—	—	5.4	5.4
Revolving lines of credit	—	158.6	—	158.6
Deposits	19.3	—	—	19.3

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

NOTE 6 — STOCK-BASED COMPENSATION

The 2012 Incentive Compensation Plan

In May 2012, the Company’s shareholders adopted the 2012 Incentive Plan, which provides for the grant of the following types of awards: incentive stock options, non-qualified stock options, restricted stock, stock appreciation rights “(SARs”), stock units, performance awards, phantom stock, incentive bonuses, and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2012 Incentive Plan, a total of 4,000,000 shares of the Company’s common stock were reserved for issuance, all of which could be issued as options or as other forms of awards. Options and SARs granted to employees under the 2012 Incentive Plan typically vest and become exercisable as follows: 25% vest 24 months after the grant date, an additional 25% vest 36 months after the grant date, and the remaining 50% vest 48 months after the grant date. Options granted to non-employee directors under the 2012 Incentive Plan will vest and become exercisable one year after the grant date. Restricted stock units granted to directors and members of senior management vest according to a vesting schedule as follows: for the directors, 100% on the first anniversary of the grant date and for members of senior management, 25% on each of the first, second, third and fourth anniversaries of the grant date.  The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2012 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs. The 2012 Incentive Plan expired in May 2018 upon adoption of the 2018 Incentive Compensation Plan (“2018 Incentive Plan”), except as to stock-based awards outstanding under the 2012 Incentive Plan on that date.

The 2018 Incentive Compensation Plan

On May 7, 2018, the Company held its 2018 Annual Meeting of Stockholders at which the Company's stockholders approved the 2018 Incentive Plan. The 2018 Incentive Plan provides for the grant of the following types of awards: incentive stock options, restricted stock units (“RSUs”), SARs, stock units, performance awards, phantom stock, incentive bonuses and other possible related dividend equivalents to employees of the Company, directors and independent contractors. Under the 2018 Incentive Plan, a total of 5,000,000 shares of the Company’s common stock were authorized and reserved for issuance, all of which could be issued as options or as other forms of awards. SARs and RSUs granted to employees under the 2018 Incentive Plan typically vest and become exercisable as follows: 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date.  SARs and Restricted stock units granted to directors under the 2018 Incentive Plan typically vest and become exercisable (100%) on the first anniversary of the grant date. The term of stock-based awards typically ranges from six to ten years from the grant date. The shares of common stock issued in respect of awards under the 2018 Incentive Plan are issued from the Company’s authorized share capital upon exercise of options or SARs.

On May 8, 2018, the Company granted an aggregate of 295,671 SARs and 40,489 RSUs to the CEO and one of the directors under the Company’s 2018 Incentive Plan. The exercise price of each SAR is $55.16, which represented the fair market value of the Company’s common stock on the grant date. The SARs and RSUs will expire in five and a half years from the date of grant and will vest according to a vesting schedule as follows: for the directors, 100% after a half year from the grant date and for the CEO, 22% on each of the first and second anniversaries of the grant date and 28% on the third and fourth anniversaries of the grant date.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The fair value of each SAR for the director and the CEO on the grant date was $14.56 and $14.57, respectively. The fair value of each RSU for the director and the CEO on the grant date was $54.92 and $54.23, respectively. The Company calculated the fair value of each SAR and RSU on the grant date using the Exercise Multiple-Based Lattice Pricing model based on the following assumptions:

Risk-free interest rate	2.84%
Expected life (in years)	5.5
Dividend yield	0.79%
Expected volatility	25.24%
Forfeiture rate	0.0%
Sub-Optimal Exercise Factor	2.5

On June 25, 2018, the Company granted its employees and members of its senior management an aggregate of 838,117 SARs and 19,848 RSUs under the Company’s 2018 Incentive Plan. The exercise price of each SAR is $53.44, which represented the fair market value of the Company’s common stock on the grant date. The SARs and RSUs will expire in six years from the date of grant and will vest according to a vesting schedule as follows: 50% on the second anniversary of the grant date and 25% on each of the third and fourth anniversaries of the grant date.

The fair value of each SAR for the employees and members of senior management on the grant date was $13.82 and $14.64, respectively. The fair value of each RSU for the employees and members of senior management on the grant date was $52.03 and $52.09, respectively. The Company calculated the fair value of each SAR and RSU on the grant date using the Exercise Multiple-Based Lattice Pricing model based on the following assumptions:

Risk-free interest rate	2.79%
Expected life (in years)	6
Dividend yield	0.92%
Expected volatility	25.64%
Forfeiture rate for employees	2.78%
Forfeiture rate for members of the senior management	0.0%
Sub-Optimal Exercise Factor for employees	2.0
Sub-Optimal Exercise Factor for members of the senior management	2.8

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Interest related to sale of tax benefits	$1,761	$1,849	$3,170	$3,861
Interest expense	15,421	14,146	28,727	28,321
Less — amount capitalized	(1,336)	(1,455)	(1,707)	(2,719)
	$15,846	$14,540	$30,190	$29,463

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Weighted average number of shares used in computation of basic earnings per share	50,623	49,771	50,618	49,726
Add:
Additional shares from the assumed exercise of employee stock options	335	853	383	833

Weighted average number of shares used in computation of diluted earnings per share	50,958	50,624	51,001	50,559

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 232,925 and 2,363 for the three months ended June 30, 2018 and 2017, respectively, and 223,708 and 2,430 for the six months ended June 30, 2018 and 2017, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including, as further described under Note 1 to the consolidated financial statements, the Company's disaggregated revenues from contracts with customers as required by ASC 606:

	Electricity	Product	Other	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2018:
Revenues from external customers:
United States (1)	$73,139	$27	$1,205	$74,371
Foreign (2)	49,040	54,888	—	103,928
Net revenue from external customers	122,179	54,915	1,205	178,299
Intersegment revenue	—	11,453	—	11,453
Operating income	27,462	10,761	(1,590)	36,633
Segment assets at period end (3) (*)	2,805,182	125,572	63,395	2,994,149
* Including unconsolidated investments	66,551	—	—	66,551

Three Months Ended June 30, 2017:
Net revenue from external customers	$110,896	$67,587	881	179,364
Intersegment revenue	—	16,565	—	16,565
Operating income	38,014	17,035	(1,897)	53,152
Segment assets at period end (3) (*)	2,273,503	187,015	50,115	2,510,633
* Including unconsolidated investments	13,957	—	—	13,957

Six Months Ended June 30, 2018:
Revenues from external customers:
United States (1)	$156,822	$221	$4,067	$161,110
Foreign (2)	97,846	103,366	—	201,212
Net revenues from external customers	254,668	103,587	4,067	362,322
Intersegment revenues	—	36,280	—	36,280
Operating income	73,874	20,314	(2,962)	91,226
Segment assets at period end (3) (*)	2,805,182	125,572	63,395	2,994,149
* Including unconsolidated investments	66,551	—	—	66,551

Six Months Ended June 30, 2017:
Net revenues from external customers	$226,672	$141,709	$881	$369,262
Intersegment revenues	—	32,778	—	32,778
Operating income	78,912	35,633	(1,897)	112,648
Segment assets at period end (3) (*)	2,273,503	187,015	50,115	2,510,633
* Including unconsolidated investments	13,957	—	—	13,957

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(1)

Electricity segment revenues in the United States are all accounted under ASC 840, Leases, except for $5.3 million and $11.9 million in the three and six months ended June 30, 2018 that are accounted under ASC 606 starting in 2018. Product and Other segment revenues in the United States are accounted under ASC 606, as further described under Note 2 to the consolidated financial statements.

(2)

Electricity segment revenues in foreign countries are all accounted under ASC 840, Leases, and Product revenues in foreign countries are accounted under ASC 606 as further described under Note 2 to the consolidated financial statements.

(3)

Electricity segment assets include goodwill in the amount of $26.7 million and $6.6 million as of June 30, 2018 and 2017, respectively. Other segment assets include goodwill in the amount of $13.5 million as of June 30, 2018 and 2017.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue:
Total segment revenue	$178,299	$179,364	$362,322	$369,262
Intersegment revenue	11,453	16,565	36,280	32,778
Elimination of intersegment revenue	(11,453)	(16,565)	(36,280)	(32,778)
Total consolidated revenue	$178,299	$179,364	$362,322	$369,262

Operating income:
Operating income	$36,633	$53,152	$91,226	$112,648
Interest income	189	362	302	606
Interest expense, net	(15,846)	(14,540)	(30,190)	(29,463)
Derivatives and foreign currency transaction gains (losses)	(529)	1,703	(2,128)	3,041
Income attributable to sale of tax benefits	3,556	4,356	10,917	10,513
Other non-operating income (expense), net	7,373	6	7,353	(86)
Total consolidated income before income taxes and equity in income of investees	$31,376	$45,039	$77,480	$97,259

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

Following the announcement of the Company’s acquisition of USG, a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors.  All of the purported class action suits filed in Federal Court in Idaho have been voluntarily dismissed.  The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). An amended complaint was filed on May 24, 2018 under seal, under a confidentiality agreement that was executed by the plaintiff (the “Amended Complaint”).   The Amended Complaint alleges state law claims for breach of fiduciary duty against former USG directors and seeks post-closing damages.

●

On February 18, 2018, Western Watersheds Project (“WWP”) filed a notice of appeal and petition with the U.S. Department of the Interior Board of Land Appeals for standing with respect to the January 16, 2018 Bureau of Land Management (“BLM”) decision approving Addendum 2 to Operation Plan & Utilization Plan for the McGinness Hills Geothermal Project. The appeal alleges that the January 2018 BLM decision authorizing construction and operation of Phase 3 of the McGinness Hills Geothermal Project causes harm to WWP and its members by allowing degradation of the wildlife habitat of the greater sage-grouse in that area. The Company has filed a motion to intervene as an interested party in support of the BLM decision. The litigation was resolved and the settlement was approved by the Interior Board of Land appeals.

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii (the “Third Circuit Court”) seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against Puna Geothermal Venture (“PGV”) and other presently unknown defendants. On December 12, 2016, the District Court granted plaintiffs motion for joinder of HELCO as a co-defendant. The amended complaint purports that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On June 14, 2017, the Third Circuit Court denied HELCO’s motion to discuss the complaint against itself which it had filed On March 25, 2017. Discovery is underway. The Company believes that it has valid defenses under law and intends to defend itself vigorously. On June 19, 2018, PGV filed a motion for leave to serve a third-party complaint for damages against third party defendants Valve Service & Supply Inc. and Curtiss-Wright Flow Control Corporation, who are, respectively, the distributor and manufacturer of the pressure release valve that failed to reseat during the Hurricane Iselle.  The claim is for recovery of damages to PGV due to the supply of a defective pressure valve to PGV, which defect was the cause for any alleged toxic or unpermitted release of Hydrogen Sulfide.  HELCO subsequently filed a motion of no objection to the PGV filing.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A. (“Aquavant”), filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals of Santiago, Chile, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago (the “Civil Court”).   Preliminary defenses have been filed by the Company, which are under consideration by the Civil Court. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●	Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court, requesting declaratory and injunctive relief requiring that PGV comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the Third Circuit Court issued its decision in response to each of the plaintiffs’ and defendants’ motions for summary judgment, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot. On January 23, 2017, the plaintiffs filed motion requesting the Intermediate Court of Appeals for the State of Hawaii to address appellate jurisdiction, which was denied by the court on April 20, 2017 as premature.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

●

On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against the Company and 11 of its officers and directors.  The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018. The motion alleges that the Company violated  Sections 31(a)(1) and 38C of the Israeli Securities Law because it allegedly: (1) misled investors by stating in its financial statements that it maintains effective internal controls over its accounting policies and procedures, however the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. The proceedings in Israel were stayed by the district court until a final decision in the U.S. case described below (Mac Costas) is adjudicated.

●

On June 11, 2018, a putative class action on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer.  The complaint asserts claims against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act.  The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. The Company has not yet responded to the complaints. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended June 30, 2018 and 2017 was 92.8% and 72.7%, respectively, and 2.8% and 45.0% for the six months ended June 30, 2018 and 2017, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2018 due to: (i) the impact of the newly enacted global intangible low tax income (“GILTI”); (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets; (iii) forecasted generation of production tax credits; (iv) impact of U.S. permanent tax adjustments; (v) higher tax rate in Kenya of 37.5% partially offset by a lower tax rate in Israel of 16% and (vi) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act (1) reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent; (2) required companies to include in taxable income an amount on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminated U.S. federal income taxes on dividends from foreign subsidiaries; (4) required a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminated the corporate alternative minimum tax (“AMT”) and changed how existing AMT credits can be realized; (6) created the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) created a new limitation on deductible interest expense; and (8) changed rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Act. As of December 31, 2017, the Company made provisional estimates related to (1) deemed repatriation transition tax; (2) GILTI; (3) valuation allowance; and (4) uncertain tax positions. As of June 30, 2018, the Company made updates to its provisional estimates related to GILTI and valuation allowance. The Company will continue to refine the estimates as it continues its analysis of the statutory provisions and related interpretations. Any changes to a provisional estimate of the tax effect of the Tax Act, that were recorded as of December 31, 2017, will be recorded as a discrete item in the interim period.

The Company continues to analyze specific provisions of the Act, including the newly created requirement that GILTI earned by controlled foreign corporations (CFCs) must be included currently in gross income of the CFC’s U.S. shareholder.  In the second quarter of 2018, certain officials from the Treasury and the IRS made public comments about a plan to propose regulations related to GILTI that will confirm how to allocate certain income in the GILTI calculation. The method of allocation is different than the analysis of the law at March 31, 2018 and resulted in a year to date tax benefit of $27.5 million for the decrease of the valuation allowance related to foreign tax credits and production tax credits compared to tax benefit of $44.4 million at March 31, 2018.  This change has been reflected as a discrete item in the quarter.

The U.S. Department of the Treasury and the IRS recently published proposed regulations under IRC Section 965 (Transition Tax).  These highly anticipated rules are complex and affect a broad range of taxpayers.  The company is still evaluating the impact of this guidance on its preliminary accrual for transition tax as of December 31, 2017.  The company will continue to evaluate this and other guidance as it completes its accounting related to the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On August 7, 2018, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.1 million ($0.10 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 21, 2018, payable on August 29, 2018.

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

●

political, legal, regulatory, governmental, administrative and economic conditions and developments in the United States (“U.S.”), Turkey and other countries in which we operate and, in particular, possible import tariffs, possible late payments, the impact of recent and future federal, state and local regulatory proceedings and changes, including legislative and regulatory initiatives regarding deregulation and restructuring of the electric utility industry, public policies and government incentives that support renewable energy and enhance the economic feasibility of our projects at the federal and state level in the U.S., Turkey and elsewhere, and carbon-related legislation;

●

risks and uncertainty with respect to our internal control over financial reporting, including the identification of a material weakness which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements;

●

the impact of fluctuations in oil and natural gas prices under certain of our power purchase agreements (“PPAs”) and competition with other renewable sources on the energy price component under future PPAs;

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

●	development and construction of solar photovoltaic (“Solar PV”) and energy storage projects, if any, may not materialize as planned; and

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate.

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2017 and any updates contained herein as well as those set forth in our reports and other filings made with the Securities and Exchange Commission (“SEC”).

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

●

In the Product segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement, construction, operation and maintenance of geothermal, Solar PV and recovered energy-based power plants; and

●

In the Other segment, we provide energy storage, demand response and energy management related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units through our Viridity Energy Solutions Inc. ("Viridity") business.

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

For the six months ended June 30, 2018, our total revenues decreased by 1.9% (from $369.3 million to $362.3 million) compared to the corresponding period in 2017.

For the six months ended June 30, 2018, Electricity segment revenues were $254.7 million, compared to $226.7 million for the six months ended June 30, 2017, an increase of 12.4% from the prior year period. Product segment revenues for the six months ended June 30, 2018 were $103.6 million, compared to $141.7 million during the six months ended June 30, 2017, a decrease of 26.9% from the prior year period. Our Other segment revenues were $4.1 million for the six months ended June 30, 2018 compared to $0.9 million for the six months ended June 30, 2017.

During the six months ended June 30, 2018 and 2017, our consolidated power plants generated 2,957,279 megawatt hours (“MWh”) and 2,759,218 MWh, respectively, an increase of 7.2%.

For the six months ended June 30, 2018, our Electricity segment generated approximately 70.3% of our total revenues, our Product segment generated approximately 28.6% of our total revenues, and our Other segment generated approximately 1.1% of our total revenues. For the six months ended June 30, 2017, our Electricity segment generated approximately 61.4% of our total revenues, our Product segment generated approximately 38.4% of our total revenues and our Other segment generated approximately 0.2% of our total revenues.

For the six months ended June 30, 2018, approximately 90.6% of our Electricity segment revenues were from PPAs with fixed energy rates that are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii that provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others.

The energy rates under the PPAs in California for each of the Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex, a total of between 30 megawatts (“MW”) and 40 MW, change primarily based on fluctuations in natural gas prices and the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii change primarily as a result of variations in the price of oil as well as other commodities.

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

Revenues attributable to our Product segment are based on the sale of EPC contracts and the provision of various services to our customers. Product segment revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.

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

●

On June 27, 2018, we announced that the 11 MW Plant 1 expansion project in the Olkaria III complex in Kenya successfully completed its tests and commenced commercial operation on June 2, 2018. Between 2000 and 2016, the Company developed and expanded the Olkaria III complex in phases and increased its generating capacity from 13 MW to 139 MW. With the completion of the 11 MW expansion project, the total generating capacity of the complex is now 150 MW. The scope of the project included drilling of new wells, adding a new Ormat Energy Converter (“OEC”) unit, and optimizing other existing units.

●

On May 17, 2018, one of the Company’s wholly-owned subsidiaries that indirectly owns the 26 MW Tungsten Mountain Geothermal power plant entered into a partnership agreement with a private investor to efficiently monetize the production tax credits of the Tungsten Mountain geothermal power plant. Under the transaction documents, the private investor acquired membership interests in the Tungsten Mountain Geothermal power plant project for an initial purchase price of approximately $33.4 million and for which it will pay additional installments that are expected to amount to approximately $13 million. The Company will continue to operate and maintain the power plant and will receive substantially all the distributable cash flow generated by the power plant.

●

On May 8, 2018, the Company announced that NIL 2, the third unit of the Sarulla geothermal power plant, commenced commercial operation on May 4, 2018, and the Sarulla power plant reached its full capacity of 330 MW. SIL, the first unit of the power plant commenced commercial operation in March 2017 and NIL 1, the second unit, commenced commercial operation in October 2017.

Located in North Sumatra, Indonesia, the 330 MW Sarulla power plant is one of the world's largest geothermal power plants and it includes three units of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. In addition of being one of the sponsors, the Company also provided the initial conceptual design of the Geothermal Combined Cycle Unit power plant and supplied its OEC. The OECs are producing over 40% of the total power by utilizing low pressure steam and the separated brine, and as such maximizing resource exploitation for maximum power output.

●

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. While we have taken steps to secure and protect the Puna facilities, including, among others, taking electricity generation offline and placing physical barriers around, and protective coverings over, the geothermal wells, and have evacuated non-essential personnel at the power plant and removed all pentane from the site, we are still assessing the impact of the volcanic eruption and seismic activity on the Puna facilities. The approaching lava covered the wellheads of three geothermal wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig were consumed by the lava. The Company is in discussions with the insurance companies regarding the reimbursement for loss and profits and for damage to the property. The net book value of the Puna property, plant and equipment is approximately $102.2 million. We cannot currently estimate when the lava flow will stop nor when we will be able to assess all of the damages. Any significant physical damage to, or extended shut-down of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on our business and results of operations. The Company continues to monitor the condition of the Puna facilities, coordinate with HELCO and local authorities, and is taking steps to both further secure the power plant and restore its operations as soon as it is safe to do so. In addition, The Company will be assessing the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required.

●

On May 3, 2018 we announced that our wholly owned subsidiary, and the Overseas Private Investment Corporation (“OPIC”), an agency of the United States Government, signed a Finance Agreement for Non-recourse project financing totaling up to $124.7 million for the 35 MW Platanares geothermal power plant in Honduras. The OPIC loan may be funded to Platanares in up to three total disbursements and will have a final maturity of approximately 14 years. We expect to withdraw two tranches- first tranche of $114.7 million concurrently with closing, and a second tranche of $10 million within two quarters from closing. Closing and disbursements of the OPIC loan are subject to customary conditions for funding, which the Company expects to satisfy by the end of the third quarter of 2018. Upon closing, the interest rate on the loan will be determined, and is expected to be between 6.75% and 7.25% based on the current estimates for the U.S. Treasury yield and for the additional spread on OPIC certificates of participation.

●

On April 24, 2018, we completed our previously announced acquisition of U.S. Geothermal Inc. (“USG”). The total cash consideration (exclusive of transaction expenses) was approximately $110 million, comprised of approximately $106 million funded from available cash of Ormat Nevada Inc. (Ormat Nevada) (to acquire the outstanding shares of common stock of USG) and approximately $4 million funded from available cash of USG (to cash-settle outstanding in-the-money options for common stock of USG). As a result of the acquisition, USG became an indirect wholly owned subsidiary of the Company, and the Company indirectly acquired, among other things, interests held by USG and its subsidiaries in

○	three operating power plants at Neal Hot Springs, Oregon, San Emidio, Nevada and Raft River, Idaho with a total net generating capacity of approxoimately 38 MW (the USG Operating Projects); and

○

development assets at the Geysers, California; a second phase project at San Emidio, Nevada; a greenfield project in Crescent Valley, Nevada; and the El Ceibillo project located near Guatemala City, Guatemala (the “USG Development Projects”)

USG Operating Projects. USG subsidiaries hold equity interests representing approximately 60% of the outstanding equity interests in a joint venture that owns the Neal Hot Springs generation facility; Enbridge Inc. owns the balance of those equity interests. Otherwise, USG subsidiaries own 100% of the outstanding equity interests in the USG Operating Projects. We currently plan to continue operating all of the USG Operating Projects. We plan to make some investments and technological and operational changes in some of those projects, which are expected to improve the overall financial performance of those assets. One of the operational changes currently being implemented is closing the USG Boise, Idaho “headquarters” and terminating employment of personnel and leases for office space and equipment there. The headquarters staff functions will be performed by current Ormat employees in the region.

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

●

On April 16, 2018, we announced that our Viridity subsidiary expects to start construction of two 20MW/20MWh utility scale, in-front-of-the-meter battery energy storage systems (BESS) located in Plumsted Township and Alpha, New Jersey. The projects are expected to be operational in the fourth quarter of 2018. Through Viridity, we will finance, construct, own and operate the projects. The BESS will be utilized to provide ancillary services to assist PJM Interconnection, a regional transmission organization, in balancing the electric grid, and will also be available as a capacity asset. The projects are expected to generate, in 2019, average revenues of between $7 million and $8 million, mainly from ancillary services. The projects derive revenue from the PJM ancillary service and electricity market which is a merchant market and subject to fluctuation.

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

●

We expect to continue to generate the majority of our revenues from our Electricity segment through the sale of electricity from our power plants. All of our current revenues from the sale of electricity are derived from payments under long-term PPAs related to fully-contracted power plants. As a result of the operational improvements and technological advancements that were implemented and that we plan to continue to implement in our operating portfolio including capacity additions, geographical expansion and re-contracting of existing power plants, we expect that the Electricity segment contribution to our operating income will increase further in the future. The increased contribution of the Electricity segment will increase our profitability and our stability. We also intend to continue to pursue opportunities as they arise in our recovered energy business, in the Solar PV sector, in the energy storage market and in other forms of clean energy. In addition, pursuant to our strategic plan, we acquired our Viridity business which operates in the energy storage, demand response and energy management markets and generates revenues derived primarily from software license fees and the provision of services. We are also pursuing PPAs with enterprises that will increase our potential customer base.

●

We have adopted a strategic plan for the growth of our company, in terms of geographic scope, customer base, and technology platforms covered by our product and service offerings, with a focus on increasing net income from operations.  Under this plan, we will continue to focus on organic growth and increasing operational efficiency of our existing business lines.  In addition, we are actively pursuing domestic and international acquisition opportunities, both within our existing business lines and the solar power generation and energy storage businesses, all of which are targeted as part of the plan. For example, we acquired our interest in the Bouillante geothermal power plant in Guadeloupe and, as noted above, recently acquired USG, a renewable energy company focused on the development, production and sale of electricity from geothermal energy. We also completed the acquisition of our Viridity business during fiscal year 2017. As part of our services offering expansion through our Viridity business, we have developed our BSAAS strategy to provide comprehensive holistic solutions for energy storage, demand response and energy management through nimble and flexible business models, technology and product solutions. We plan to develop, build, own and operate energy storage facilities and provide related services in diversified markets. We will face a number of challenges and uncertainties in implementing this plan, including integration of recently acquired assets as well as potential new acquisitions, and we may revise elements of the plan in response to market conditions or other factors as we move forward with the plan.

●

In the Electricity segment, we expect intense domestic competition from the solar and wind power generation industries to continue and increase as well as increased competition from solar and storage projects. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contract as well as any further decline in natural gas prices attributable to increased production and reduction in energy storage costs may contribute to a reduction in electricity prices. However, despite increased competition from the solar and wind power generation industries, we believe that firm and flexible, base-load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources. In the geothermal industry, we have experienced a decrease in the upfront fee required to secure geothermal leases largely as a result of reduced competition for such leases.

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

●

The 38 MW Puna complex has three PPAs, one of which (a 25 MW PPA) has a monthly variable energy rate based on the local utility’s avoided costs. A decrease in the price of oil as well as in other commodities will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from oil, which will result in a reduction of the energy rate that we may charge under this PPA. In order to reduce our exposure to oil we signed fixed rate PPAs for the remaining 13 MW. The Puna power plant was shut-down on May 3, 2018 due to the volcano eruption in the Big Island, Hawaii (see further discussion under Recent Developments above).

●

The pricing under our PPAs for the G2 power plant in the Mammoth complex and Heber 2 power plant in the Heber complex for a total of between 30 MW and 40 MW are variable rates based on short run avoided cost (“SRAC”) pricing that is impacted by natural gas prices. In 2016, we signed a fixed rate PPA that reduced our exposure to fluctuations in natural gas prices at the Ormesa complex starting November 30, 2017.

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

This means, among other things, that the average price per MWh, which is one of the metrics some investors may use to evaluate power plant revenues, can fluctuate from period to period. Based on total Electricity segment revenues, we earned, on average, $85.0 and $84.0 per MWh in the three months ended June 30, 2018 and 2017, respectively. Oil and natural gas prices, together with other factors that affect our Electricity segment revenues, could cause changes in our average price per MWh in the future.

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

●

Our foreign operations are subject to significant political, economic and financial risks which vary by country as well as hostilities that may arise in the countries we operate. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries and specifically in Kenya and Honduras in which we operate as further described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2017. Although we maintain, among other things, political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●

Turkey’s geothermal market is one of the fastest growing markets in the geothermal industry worldwide, mainly due to governmental and regulatory support. Turkey is ranked seventh globally with an installed geothermal capacity of approximately 1,000 MW. Since 2006, we have supplied our state of the art binary equipment to over 25 projects in Turkey, which account for over 43% of the total installed geothermal capacity in Turkey as of June 2018. As a major equipment supplier in the Turkish geothermal market we are involved in a number of projects that are currently under construction and plan to continue our marketing efforts to secure new contracts. Our revenue exposure to the Turkish market is increasing and we expect higher exposure in 2018, as we signed a number of new contracts in Turkey. The continued deterioration in the Turkish economy, devaluation in the Turkish Lira and increase in local interest rates or a decline in government support for the development of geothermal power in the country could affect local demand for the geothermal equipment and services we provide or the prices we may charge for such equipment and services. We are monitoring any change in the political and business environments that may affect our future business and operations in the country. We established a facility in Turkey in order to locally produce several power plant components that entitle our customers to increased incentives under the renewable energy laws. The use of local equipment in renewable energy based generating facilities in Turkey entitles such facilities to significant benefits under Turkish law, provided such facilities have obtained a renewable energy resource (“RER”) certificate from the Energy Market Regulatory Authority, which requires the issuance of a local certificate. If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued a RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit.

●

The Federal Energy Regulatory Commission (“FERC”) is allowed under the Public Utility Regulatory Policies Act, as amended to terminate, upon the request of a utility, the obligation of the utility to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. FERC has granted the California investor owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

●

While the recently enacted Tax Act reduces the corporate tax rate, it also is expected to increase the cost of capital for renewable energy projects.  Such projects often rely on "tax equity" as a core financing tool.  Tax equity is a form of financing that is repaid partly in tax benefits and partly in cash.  There are two types of federal income tax benefits on renewable energy projects: a tax credit and depreciation, or the ability to deduct the cost of the project.  The reduction in the corporate tax rate from 35 percent to 21 percent reduces the value of the depreciation.  Therefore, less tax equity can be raised on projects.  The gap in the capital structure must be filled with more expensive debt or sponsor equity.  The Tax Act allowed the full cost of equipment acquired after September 27, 2017 to be deducted immediately.  However, the tax equity market is not expected to be interested in this tax benefit and, in fact, because of the way tax equity works, the Company has had in some tax equity deals to take depreciation on a straight-line basis over 12 years rather than on a front-loaded basis over five years, which leads to some further erosion in the present value of the depreciation.  Other effects of the Tax Act were discussed earlier under Note 11 – Income Taxes.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment; and the sale of BSAAS systems and demand response and energy management services.

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 90.6% of our Electricity revenues for the six months ended June 30, 2018 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our Standard Offer #4 type of PPAs totaling between 30 MW and 40 MW in California are subject to the impact of fluctuations in natural gas prices while the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil as well as other commodities. Accordingly, our revenues from those power plants may fluctuate.

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

Revenues attributable to our Software as a Service are based on a fixed monthly or annual fee for energy management information and analytical services. Contract periods are typically 12 months or above. To date, we have experienced minimal customer churn.

BSAAS are battery storage deals that are financed, owned and operated by the Company. BSAAS revenues are a combination of sales of the electricity back to the utilities and energy markets based on the prevailing market price for the electricity or for the energy or ancillary services. The energy and ancillary services revenue includes frequency regulation, standby capacity, synchronized reserve, reactive power and other related services. Additionally, when providing a “behind the customer meter solution” we also generate revenue from sharing savings generated from reducing the customer’s utility bill. We also act as a general contractor on turnkey BESS for customers. BESS systems are owned by the customer and we provide the EPC for the project, delivering to the customer a fully operational system. Along with the BESS we also provide the management and operation of the battery for the customer for the life of the system which is typically 10 to 20 years. The EPC portion of the turnkey BESS revenue is a one-time charge and usually will be based on mile-stones or upon delivery.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues:
Electricity	$122,179	$110,896	$254,668	$226,672	68.5%	61.8%	70.3%	61.4%
Product	54,915	67,587	103,587	141,709	30.8	37.7	28.6	38.4
Other	1,205	881	4,067	881	0.7	0.5	1.1	0.2
Total	$178,299	$179,364	$362,322	$369,262	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Other segments for the periods indicated;

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Electricity Segment:
U.S.	$73,139	$71,049	$156,822	$146,945	59.9%	64.1%	61.6%	64.8%
Foreign	49,040	39,847	97,846	79,727	40.1	35.9	38.4	35.2
Total	$122,179	$110,896	$254,668	$226,672	100%	100%	100%	100%

Product Segment:
U.S.	$27	$—	$221	$675	0.0%	0.0%	0.0%	0.5%
Foreign	54,888	67,587	103,366	141,034	100.0	100.0	100.0	99.5
Total	$54,915	$67,587	$103,587	$141,709	100%	100%	100%	100%

Other Segment:
U.S.	$1,205	$881	$4,067	$881	100.0%	100.0%	100.0%	100.0%
Foreign	—	—	—	—	0.0	0.0	0.0	0.0
Total	$1,205	$881	$4,067	$881	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 60% and 85% higher than our Electricity segment foreign revenues for the six months ended June 30, 2018 and 2017, respectively, and approximately 49% and 81% higher for the three months ended June 30, 2018 and 2017, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were approximately 99% of our total Product segment revenues for both the three and six months ended June 30, 2018 and 2017. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $151 million and $86 million, respectively, for the six months ended June 30, 2018 and 2017, and by approximately $67 million and $44 million, respectively, for the three months ended June 30, 2018 and 2017, respectively, Product segment revenues resulted in higher pre-tax income (primarily from foreign operations) for both of those periods. In the Other segment, all revenues and related pre-tax income are from domestic operations.

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

 Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.3% and 3.9% of Electricity segment revenues for the six months ended June 30, 2018 and June 30, 2017, respectively, and approximately 4.3% and 4.0% of Electricity segment revenues for the three months June 30, 2018 and June 30, 2017, respectively.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash and cash equivalents increased to $142.7 million as of June 30, 2018 from $96.6 million as of December 31, 2017. This increase was primarily attributable to (i) $67.1 million derived from operating activities during the six months ended June 30, 2018, (ii) $100.0 million of proceeds from a senior unsecured loan, (iii) net proceeds of $107.1 million from our revolving credit lines with commercial banks (iv) restricted cash held by USG at acquisition date of $27.0 million; and (v) proceeds from sale of limited liability company interest in Tungsten, net of transaction costs of $32.4 million. This increase was partially offset by: (i) our use of $139.1 million to fund capital expenditures, (ii) cash paid for acquisition of controlling interest in USG, net of cash acquired of $95.1 million, (iii) repayment of $28.3 million of long-term debt, (iv) a $16.7 million dividend paid, (v) $8.0 million paid to noncontrolling interest and (vi) an investment in an unconsolidated company of $3.8 million. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of June 30, 2018 was $468.0 million, as described below under “Liquidity and Capital Resources”. As of June 30, 2018, we have utilized $333.7 million of our corporate borrowing capacity.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. Starting 2018, we disclose our energy storage, demand response and energy management services under the Other segment and as such, the two tables below show our revenues, cost of revenues and gross profit for our three reportable segment: Electricity, Product and Other. A comparison of the different periods described below may be of limited utility primarily as a result of (i) our recent construction or disposition of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenues from our Product segment.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$122,179	$110,896	$254,668	$226,672
Product	54,915	67,587	103,587	141,709
Other	1,205	881	4,067	881
	178,299	179,364	362,322	369,262
Cost of revenues:
Electricity	81,236	63,196	154,718	129,232
Product	37,573	43,432	71,299	92,884
Other	2,028	2,243	5,471	2,243
	120,837	108,871	231,488	224,359
Gross profit
Electricity	40,943	47,700	99,950	97,440
Product	17,342	24,155	32,288	48,825
Other	(823)	(1,362)	(1,404)	(1,362)
	57,462	70,493	130,834	144,903
Operating expenses:
Research and development expenses	1,251	1,050	2,359	1,652
Selling and marketing expenses	3,712	4,090	7,411	8,453
General and administrative expenses	15,866	12,201	29,719	22,150
Write-off of unsuccessful exploration activities	—	—	119	—
Operating income	36,633	53,152	91,226	112,648
Other income (expense):
Interest income	189	362	302	606
Interest expense, net	(15,846)	(14,540)	(30,190)	(29,463)
Derivatives and foreign currency transaction gains (losses)	(529)	1,703	(2,128)	3,041
Income attributable to sale of tax benefits	3,556	4,356	10,917	10,513
Other non-operating income (expense), net	7,373	6	7,353	(86)
Income from continuing operations before income taxes and equity in losses of investees	31,376	45,039	77,480	97,259
Income tax (provision) benefit	(29,105)	(32,765)	(2,163)	(43,769)
Equity in earnings (losses) of investees, net	388	(428)	1,598	(2,027)
Net income	2,659	11,846	76,915	51,463
Net income attributable to noncontrolling interest	(3,002)	(3,206)	(7,750)	(7,629)
Net income attributable to the Company's stockholders	$(343)	$8,640	$69,165	$43,834
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$(0.01)	$0.17	$1.37	$0.88
Diluted:
Net income	$(0.01)	$0.17	$1.36	$0.87
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,623	49,771	50,618	49,726
Diluted	50,958	50,624	51,001	50,559

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Statements of Operations Data:
Revenues:
Electricity	68.5%	61.8%	70.3%	61.4%
Product	30.8	37.7	28.6	38.4
Other	0.7	0.5	1.1	0.2
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	66.5	57.0	60.8	57.0
Product	68.4	64.3	68.8	65.5
Other	168.3	254.6	134.5	254.6
	67.8	60.7	63.9	60.8
Gross profit
Electricity	33.5	43.0	39.2	43.0
Product	31.6	35.7	31.2	34.5
Other	(68.3)	(154.6)	(34.5)	(154.6)
	32.2	39.3	36.1	39.2
Operating expenses:
Research and development expenses	0.7	0.6	0.7	0.4
Selling and marketing expenses	2.1	2.3	2.0	2.3
General and administrative expenses	8.9	6.8	8.2	6.0
Write-off of unsuccessful exploration activities	0.0	0.0	0.0	0.0
Operating income	20.5	29.6	25.2	30.5
Other income (expense):
Interest income	0.1	0.2	0.1	0.2
Interest expense, net	(8.9)	(8.1)	(8.3)	(8.0)
Derivatives and foreign currency transaction gains (losses)	(0.3)	0.9	(0.6)	0.8
Income attributable to sale of tax benefits	2.0	2.4	3.0	2.8
Other non-operating income (expense), net	4.1	0.0	2.0	(0.0)
Income from continuing operations before income taxes and equity in losses of investees	17.6	25.1	21.4	26.3
Income tax (provision) benefit	(16.3)	(18.3)	(0.6)	(11.9)
Equity in earnings (losses) of investees, net	0.2	(0.2)	0.4	(0.5)
Net income	1.5	6.6	21.42	13.9
Net income attributable to noncontrolling interest	(1.7)	(1.8)	(2.1)	(2.1)
Net income attributable to the Company's stockholders	(0.2)%	4.8%	19.1%	11.9%

Comparison of the Three Months Ended June 30, 2018 and the Three Months Ended June 30, 2017

Total Revenues

Total revenues for the three months ended June 30, 2018 were $178.3 million, compared to $179.4 million for the three months ended June 30, 2017, which represented a slight decrease of 0.6% from the prior year period. This slight decrease was attributable to our Product segment, in which revenues decreased by 18.7%, compared to the corresponding period in 2017. The decrease was partially offset due to (i) an increase in our Electricity segment, in which revenues increased by 10.2%, compared to the corresponding period in 2017 and (ii) an increase of $0.3 million or 37% of revenues in our Other segment compared to the corresponding period in 2017.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2018 were $122.2 million, compared to $110.9 million for the three months ended June 30, 2017, representing a 10.2% increase from the prior period. This increase was primarily attributable to (i) the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, with revenues of $8.0 million for the three months ended June 30, 2018 and the commencement of commercial operation of our Tungsten Mountain power plant in Nevada, effective December 2017, with revenues of $3.0 million for the three months ended June 30, 2018; (ii) higher energy rates under the new Ormesa 1 PPA commencing in December 2017 and (iii) the consolidation of USG which was acquired on April 24, 2018, with revenues of $3.4 million for the six months ended June 30, 2018. The increase was partially offset due to (i) a decrease in revenues at our Puna power plant that was immediately shut down following the Kilauea volcanic eruption on May 3, 2018 and (ii) by a decrease in generation at some of our power plants that were taken offline to address maintenance issues and enhancements.

Power generation in our power plants increased by 7.7% from 1,331,514 MWh in the three months ended June 30, 2017 to 1,434,314 MWh in the three months ended June 30, 2018 primarily because of the increase in generation due to the commencement of commercial operation of our Platanares power plant in Honduras, and Tungsten Mountain power plant in Nevada, and due to the acquisition of USG. The increase was partially offset by a decrease in generation at our Puna power plant due to the Kilauea volcanic eruption and by a decrease at some of our power plants mainly due to scheduled outages.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2018 were $54.9 million, compared to $67.6 million for the three months ended June 30, 2017, which represented an 18.7% decrease. The decrease in our Product segment revenues was attributable to (i) the timing of revenue recognition, (ii) other projects in Turkey, which were completed in 2017, and (iii) as a result of completion or near-completion of our contracts for geothermal projects in Chile and Indonesia (the Sarulla Project). The decrease was partially offset by the start of our new projects in Turkey which provided $35.1 million in revenue recognition during the three months ended June 30, 2018.

Other Segment

Revenues attributable to our Other segment for the three months ended June 30, 2018 were $1.2 million compare to $0.9 million in 2017.  The Other segment includes revenues from the provision of energy storage, demand response and energy management services by our Viridity business following the acquisition of substantially all of the business and assets of Viridity Energy, Inc. on March 15, 2017.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2018 was $120.8 million, compared to $108.9 million for the three months ended 2017, which represented an 11.0% increase. This increase was attributable to an increase in cost of revenues from our Electricity segment. This increase was partially offset by a 13.5% decrease in our Product segment cost of revenues compared to the corresponding period in 2017. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2018 increased to 67.8% from 60.7% for the three months ended June 30, 2017. This increase was mainly attributable to an increase in cost of revenues as a percentage of total revenues in our both Electricity and Product segments.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2018 was $81.2 million, compared to $63.2 million for the three months ended June 30, 2017. This increase was primarily attributable to: (i) additional cost of revenues from the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, and of our Tungsten Mountain power plant in Nevada, effective December 2017; and (ii) the consolidation of USG which was acquired on April 24, 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2018 was 66.5%, compared to 57.0% for the three months ended June 30, 2017. This increase was primarily attributable to the gross loss from USG due to planned outages that were longer than expected and due to Puna power plan in Hawaii under which we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the Kilauea volcanic eruption. Excluding the impact of USG acquired power plants and the shutdown in Puna, cost of revenues for the three months ended June 2018 was 59.3% of the electricity revenue. This increase was partially offset due to (i) higher efficiency in some of our operating power plants, (ii) lower costs of operating the two new power plants Platanares and Tungsten and (iii) higher energy rates under the new Ormesa PPA which began in November 30, 2017.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2018 was $37.6 million, compared to $43.4 million for the three months ended June 30, 2017, which represented a 13.5% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended June 30, 2018 was 68.4%, compared to 64.3% for the three months ended June 30, 2017. This increase was primarily attributable to a different scope and different margins in the various sales contracts we entered into for the Product segment during these periods as well as the increased competition and reduction in margin in our projects.

Other Segment

Cost of revenues attributable to our Other segment for the three months ended June 30, 2018 were $2.0 million as compared to $2.2 million in the three months ended June 30, 2017.  The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services by our Viridity business.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2018 were $1.3 million, compared to $1.1 million for the three months ended June 30, 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2018 were $3.7 million, compared to $4.1 million for the three months ended June 30, 2017. This decrease was primarily due to lower sales commissions related to our Product segment because of lower revenues and lower commissions due to the nature of the contracts. Selling and marketing expenses for three months ended June 30, 2018 constituted 2.1% of total revenues for such period, compared to 2.3% for the three months ended June 30, 2017.

General and Administrative

General and administrative expenses for the three months ended June 30, 2018 were $15.9 million, compared to $12.2 million for the three months ended June 30, 2017. The increase was primarily attributable to general and administrative expenses coming from first time inclusion of USG and an increase of approximately $1.0 million in costs associated with our identification of a material weakness related to taxes in the fourth quarter of 2017 and the additional work and controls to compensate for such material weakness as well as the identified restatement of our second, third and fourth quarter financial statements and its full-year 2017 financial statements and the associated work related to the restatement. General and administrative expenses for the three months ended June 30, 2017 included to $2.1 million charge for stock-based compensation expense associated with the acceleration of the vesting period of the stock options previously held by our CEO and the CFO and exercised in connection with the ORIX acquisition of 22% shares of Ormat. General and administrative expenses for the three months ended June 30, 2018 constituted 8.9% of total revenues for such period, compared to 6.8% for the three months ended June 30, 2017.

Operating Income

Operating income for the three months ended June 30, 2018 was $36.6 million, compared to $53.2 million for the three months ended June 30, 2017, which represented a 31.1% decrease. The decrease in operating income was attributable to the decrease in both our Electricity and Product segments gross margin, and the increase in general and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the three months ended June 30, 2018 was $27.5 million, compared to $38.0 million for the three months ended June 30, 2017. Operating income attributable to our Product segment for the three months ended June 30, 2018 was $10.8 million, compared to $17.0 million for the three months ended June 30, 2017. Operating loss attributable to our Other segment for the three months ended June 30, 2018 was $1.6 million, compared to $1.9 million for the three months ended June 30, 2017.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2018 was $15.8 million, compared to $14.5 million for the three months ended June 30, 2017. This increase was primarily attributable to: (i) $100.0 million of proceeds from a senior unsecured loan received on March 22, 2018; and (ii) net proceeds of $107.1 million from our revolving credit lines with commercial banks; and (iii) due to the acquisition of USG, offset by lower interest expense as a result of principal payments of long term debt.

Derivatives and foreign Currency Transaction Gains (losses)

Derivatives and foreign currency transaction losses for the three months ended June 30, 2018 were $0.5 million, compared to gains of $1.7 million for the three months ended June 30, 2017. Derivatives and foreign currency transaction losses for the three months ended June 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction gains for the three months ended June 30, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Tax equity is a form of financing used for renewable energy projects. In some such financings, the Company may realize income when the financing is put in place or over time as a consequence of how the financing is structured. Income attributable to such financings (as described below under “Opal Transaction” and “Tungsten Transaction”) for the three months ended June 30, 2018 was $3.6 million, compared to $4.4 million for the three months ended June 30, 2017. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo LLC ("Opal Geo") and ONGP LLC (“ONGP”) and allocated to the investor in the three months ended June 30, 2018 compared to the value of PTCs and taxable income or loss generated by Opal Geo and ORTP, LLC (ORTP) and allocated to the investors in the three months ended June 30, 2017.

Other Non-operating Income (Expense), net

Other non-operating income, net for the three months ended June 30, 2018 was $7.4 million, compared to $0.1 million for the three months ended June 30, 2017. Other non-operating income, net for the three months ended June 30, 2018 includes an income of $7.2 million of insurance recoveries related to our Puna power plant rig which was destroyed by the Kilauea volcanic eruption.

Income Taxes

The income tax provision for the three months ended June 30, 2018 was $29.1 million compared to income tax provision of $32.8 million for the three months ended June 30, 2017. Our effective tax rate for the three months ended June 30, 2018 and June 30, 2017, was 92.8% and 72.7%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended June 30, 2018 differs from the 21% U.S. federal statutory tax rate due to: (i) the impact of the newly enacted global intangible low tax income (“GILTI”); (ii) a partial valuation allowance increase against the Company’s U.S. deferred tax assets as discussed below (iii) forecasted generation of production tax credits; (iv) impact of U.S. permanent tax adjustments; (v) higher tax rate in Kenya of 37.5% partially offset by a lower tax rate in Israel of 16%; (vi) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras; and (vii) an increase to the valuation allowance of $14.0 million, which resulted primarily from the Company’s further analysis related to the impact of the Tax Cuts and Jobs Act during the second quarter of 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to include in taxable income an amount on certain repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

See Note 11 for discussion regarding incremental accounting adjustments related to the Tax Act as of June 30, 2018.

Equity in Earnings (losses) of investees, net

    Equity in earnings (losses) of investees, net for the three months ended June 30, 2018 was a profit of $0.4 million, compared to a loss of $0.4 million for the three months ended June 30, 2017. Equity in losses of investees, net is derived from our 12.75% share in the earnings or losses of the Sarulla project.

Net Income

Net income for the three months ended June 30, 2018 was $2.7 million, compared to net income of $11.8 million for the three months ended June 30, 2017, which represents a decrease of $9.2 million. This decrease in net income was primarily attributable to a decrease in operating income of $16.5 million and a decrease of $2.2 million in derivatives and foreign currency transaction gains, partially offset by an increase in Other non-operating income, net of $7.4 million, all as discussed above.

Net Income (Loss) Attributable to the Company’s Stockholders

Net loss attributable to the Company’s stockholders for the three months ended June 30, 2018 was $0.3 million, compared to net income of $8.6 million for the three months ended June 30, 2017, which represents a decrease of $9.0 million. This decrease was primarily attributable to the decrease in net income of $9.2 million as discussed above.

Comparison of the Six Months Ended June 30, 2018 and the Six Months Ended June 30, 2017

Total Revenues

Total revenues for the six months ended June 30, 2018 were $362.3 million, compared to $369.3 million for the six months ended June 30, 2017, which represented a 1.9% decrease from the prior year period. This decrease was attributable to our Product segment, in which revenues decreased by 26.9% as compared to the corresponding period in 2017. This decrease was partially offset by a 12.4% increase in our Electricity segment revenues compared to the corresponding period in 2017 and $4.1 million revenues as compared to $0.9 million for the six months ended June 30, 2017 and 2018, respectively from our Other segment generated by our Viridity business from the provision of energy storage, demand response and energy management services, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2018 were $254.7 million, compared to $226.7 million for the six months ended June 30, 2017, representing a 12.4% increase from the prior year period. This increase was primarily attributable to (i) the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, with revenues of $16.4 million for the six months ended June 30, 2018 and the commencement of commercial operation of our Tungsten Mountain power plant in Nevada, effective December 2017, with revenues of $7.8 million for the six months ended June 30, 2018, (ii) higher energy rates under the new Ormesa 1 PPA commencing in December 2017 and (iii) the consolidation of USG which was acquired on April 24, 2018, with revenues of $3.5 million for the six months ended June 30, 2018. The increase was partially offset due to (i) a decrease in revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018 and (ii) by a decrease in generation at some of our power plants that were taken offline to address maintenance issues and enhancements.

Power generation in our power plants increased by 7.2% from 2,759,218 MWh in the six months ended June 30, 2017 to 2,957,279 MWh in the six months ended June 30, 2018 primarily because of an increase in generation due to the commencement of commercial operation of our Platanares power plant in Honduras, and Tungsten Mountain power plant in Nevada, and due to the acquisition of USG. The increase was partially offset by a decrease in generation at our Puna power plant due to the Kilauea Volcanic Eruption and by a decrease at some of our power plants mainly due to scheduled outages.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2018 were $103.6 million, compared to $141.7 million for the six months ended June 30, 2017, which represented a 26.9% decrease. The decrease in our Product segment revenues was attributable to the timing of revenue recognition. We recognized approximately $20.2 million and $22.3 million in revenues, from the New Zealand and China projects, respectively, in the six months ended June 30, 2017, compared to $5.6 million and $0.3 million in the six months ended June 30, 2018. The total contract price for the New Zealand project scheduled to be completed in the third quarter of 2018 is $37.7 million, and the total contract price for the China project to be completed in 2018 is $23.8 million. The decrease in our Product segment revenues was also attributable to other projects in Turkey, which were completed in 2017, and by a decrease in revenues as a result of completion of our contracts for geothermal projects in Chile and the Sarulla Project. The decrease was partially offset by the start of new projects in Turkey, which provided $79.1 million in revenue recognition during the six months ended June 30, 2018.

Other Segment

Revenues attributable to our Other segment for the six months ended June 30, 2018 were $4.1 million compared to $0.9 million for the three months ended June 30, 2017.  The other segment includes revenues from the provision of energy storage demand response and energy management services by our Viridity business following the acquisition of substantially all of the business and assets of Viridity Energy, Inc. on March 15, 2017.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2018 was $231.5 million, compared to $224.4 million for the six months ended June 30, 2017, which represented a 3.2% increase. This increase was attributable to an increase in cost of revenues from our Electricity segment, and $5.5 million cost of revenues from our Other segment generated by our Viridity business. This increase was partially offset by a 23.2% decrease in our Product segment cost of revenues compared to the corresponding period in 2017, all as discussed below. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2018 increased to 63.9% from 60.8% for the six months ended June 30, 2018. This decrease was mainly attributable to a decrease in cost of revenues as a percentage of total revenues in our Electricity segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2018 was $154.7 million, compared to $129.2 million for the six months ended June 30, 2017. This increase was primarily attributable to: (i) additional cost of revenues from the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, and of our Tungsten Mountain power plant in Nevada, effective December 2017; and (ii) the consolidation of USG which was acquired on April 24, 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2018 was 60.8%, compared to 57.0% for the six months ended June 30, 2017. This increase was primarily attributable to the gross loss from USG due to planned outages that were longer than expected and to Puna power plan in Hawaii under which we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the Kilauea volcanic eruption in May 3, 2018. Excluding the impact of USG acquired power plants and the shutdown in Puna, cost of revenues for the six months ended June 2018 was 57.1% of the Electricity segment revenue. This increase was partially offset due to higher efficiency in some of our operating power plants as well as lower costs of operating the two new power plants and higher energy rates under the new Ormesa PPA commencing in December 2017, as discussed above.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2018 was $71.3 million, compared to $92.9 million for the six months ended June 30, 2017, which represented a 23.2% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2018 was 68.8%, compared to 65.5% for the six months ended June 30, 2017. This increase was primarily attributable to a different product scope and different margins in the various sales contracts we entered into for the Product segment during these periods.

Other Segment

Cost of revenues attributable to our Other segment for the six months ended June 30, 2018 were $5.5 million compare to $2.2 million for the three months ended June 30, 2017. In 2018, the Company started disclosing its energy storage and power load management business activity under the Other segment. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services by our Viridity business.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2018 were $2.4 million, compared to $1.7 million for the six months ended June 30, 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2018 were $7.4 million compared to $8.5 million for the six months ended June 30, 2017. This decrease was primarily due to lower sales commissions related to our Product segment because of lower revenues and a lower commissions due to the nature of the contracts. Selling and marketing expenses for the six months ended June 30, 2018 constituted 2.0% of total revenues for such period, compared to 2.3% for the six months ended June 30, 2017.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2018 were $29.7 million compared to $22.2 million for the six months ended June 30, 2017. The increase was primarily attributable to (i) general and administrative expenses resulting from first time inclusion of USG; (ii) general and administrative expenses from our Viridity business which we acquired on March 15, 2017; and (iii) an increase of approximately $3.0 million in costs associated with our identification of a material weakness related to taxes in the fourth quarter of 2017 and the additional work and controls to compensate for such material weakness as well as the restatement of second, third and fourth quarter financial statements and its full-year 2017 financial statements and related expenses. General and administrative expenses for the six months ended June 30, 2017 included to $2.1 million charge for stock-based compensation expense associated with the acceleration of the vesting period of the stock options previously held by our CEO and the CFO and exercised in connection with the ORIX acquisition of 22% shares of the Company. General and administrative expenses for the six months ended June 30, 2018 constituted 8.2% of total revenues for such period, compared to 6.0% for the six months ended June 30, 2017.

Operating Income

Operating income for the six months ended June 30, 2018 was $91.2 million, compared to $112.6 million for the six months ended June 30, 2017, which represented a 19.0% decrease. The decrease in operating income was attributable to the decrease in both our Electricity and Product segments gross margin and the increase in general and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the six months ended June 30, 2018 was $73.9 million, compared to $78.9 million for the six months ended June 30, 2017. The decrease in operating income attributable to our Electricity segment was primarily attributable to the gross loss from USG and to the shutdown of the Puna power plan in Hawaii where we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the lava event in May 3, 2018, as discussed above. Operating income attributable to our Product segment for the six months ended June 30, 2018 was $20.3 million, compared to $35.6 million for the six months ended June 30, 2017. Operating loss attributable to our Other segment for the six months ended June 30, 2018 was $3.0 million compared to $1.9 million for the six months ended June 30, 2017.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2018 was $30.2 million, compared to $29.5 million for the six months ended June 30, 2017. This increase was primarily attributable to (i) $100.0 million of proceeds from a senior unsecured loan received on March 22, 2018, (ii) net proceeds of $107.1 million from our revolving credit lines with commercial banks; and (iii) a decrease of $1.0 million in interest capitalized to projects and (iv) due to the acquisition of USG, offset by a $1.1 million decrease in interest related to the sale of tax benefits and lower interest expense as a result of principal payments of long term debt.

Derivatives and foreign Currency Transaction Gains (losses)

Derivatives and foreign currency transaction losses for the six months ended June 30, 2018 were $2.1 million, compared to gains of $3.0 million for the six months ended June 30, 2017. Derivatives and foreign currency transaction losses for the six months ended June 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction gains for the six months ended June 30, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Tax equity is a form of financing used for renewable energy projects. In some such financings, the Company may realize income when the financing is put in place or over time as a consequence of how the financing is structured. Income attributable to such financings. (as described below under “Opal Transaction” and “Tungsten Transaction”) for the six months ended June 30, 2018 was $10.9 million, compared to $10.5 million for the six months ended June 30, 2017. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo and ONGP allocated to the investor in the six months ended June 30, 2018 compared to the value of PTCs and taxable income or loss generated by Opal Geo and ORTP, LLC (ORTP) and allocated to the investors in the six months ended June 30, 2017.

Other non-operating Income (expense), net

Other non-operating income for the six months ended June 30, 2018 was $7.4 million, compared to Other non-operating expense of $0.1 million for the six months ended June 30, 2017. Other non-operating income for the six months ended June 30, 2018 includes an income of $7.2 million insurance settlement of our Puna power plant rig which was damaged by the Kilauea volcanic eruption.

Income Taxes

Income tax provision for the six months ended June 30, 2018 was $2.2 million compared to income tax provision of $43.8 million for the six months ended June 30, 2017. Our effective tax rate for the six months ended June 30, 2018 and June 30, 2017, was 2.8% and 45%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the six months ended June 30, 2018 differs from the 21% U.S. federal statutory tax rate due to: (i) the impact of the newly enacted global intangible low tax income (“GILTI”); (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets as discussed below (iii) forecasted generation of production tax credits; (iv) impact of U.S. permanent tax adjustments (v) higher tax rate in Kenya of 37.5% partially offset with by a lower tax rate in Israel of 16%; (vi) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras; and (vii) a decrease to the valuation allowance of $30.4 million, which resulted primarily from the Company’s further analysis related to the impact of the Tax Act during the second quarter of 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to include in taxable income an amount on certain repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

See Note 11 for discussion regarding incremental accounting adjustments related to the Tax Act as of June 30, 2018.

Equity in Earnings (losses) of investees, net

    Equity in earnings (losses) of investees, net for the six months ended June 30, 2018 was a profit of $1.6 million, compared to a loss of $2.0 million for the six months ended June 30, 2017. Equity in losses of investees, net is derived from our 12.75% share in the earnings or losses of the Sarulla project.

Net Income

Net income for the six months ended June 30, 2018 was $76.9 million, compared to $51.5 million for the six months ended June 30, 2017, which represents an increase of $25.5 million. This increase in net income was primarily attributable to a decrease in income tax provision of $41.6 million and an increase in Other non-operating income, net of $7.4 million partially offset due a decrease in operating income of $21.4 million and a decrease of $5.2 million in derivatives and foreign currency transaction gains, all as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2018 was $69.2 million, compared to $43.8 million for the six months ended June 30, 2017, which represents an increase of $25.3 million. This increase was primarily attributable to the increase in net income of $25.5 million as discussed above.

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

As of June 30, 2018, we had access to (i) $66.7 million in cash and cash equivalents, of which $48.4 million is held by our foreign subsidiaries; and (ii) $112.3 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2018 include approximately $98.0 million for capital expenditures on new projects under development or construction, exploration activity, storage activity, investment in our manufacturing facility and operating projects, as well as $103.8 million for debt repayment.

As of June 30, 2018, $158.6 million in the aggregate was outstanding under credit agreements with several banks as described below under “Credit Agreements”

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financings and refinancings (including construction loans and tax equity). Management believes that, based on the current stage of implementation of our strategic plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

During the second quarter of 2017, in conjunction with the final approval of our PPA with Southern California Public Power Authority (“SCPPA”) which will require the Company to make significant capital expenditures in the U.S., the fact that the Company is currently looking for acquisitions in the U.S, and the acquisition of our Viridity business for a price of $35.3 million with an additional earn-out payment expected to be made in 2021, we re-evaluated our position with respect to a portion of the unrepatriated earnings of Ormat Systems Ltd. (“OSL”), our wholly owned subsidiary in Israel, and determined that we can no longer maintain the permanent reinvestment position with respect to a portion of its unrepatriated earnings which will be repatriated to support our capital expenditures in the U.S. Accordingly, and as further described in Note 11 to the condensed consolidated financial statements, the permanent reinvestment assertion of foreign unremitted earnings of OSL was reassessed and removed and the related deferred tax assets and liabilities as well as the estimated withholding taxes on the expected remittance of OSL earnings to the U.S. were recorded in the second quarter of 2017. The estimated U.S. deferred tax assets and liabilities were adjusted as part of the year-end provision based on changes to U.S. tax law resulting from U.S. tax reform.

Although we plan to repatriate undistributed earnings related to OSL to support expected capital expenditure requirements in the U.S., based upon our plans to increase operations outside of the U.S. it is our intention to reinvest undistributed earnings of its other foreign subsidiaries and thereby indefinitely postpone their remittance given that we require existing and future cash to fund our anticipated investment and development activities as well as debt service requirements in those jurisdictions. In addition, we believe that existing and anticipated cash flows as well as borrowing capacity in the U.S. and cash to be remitted to the U.S. from OSL will be sufficient to meet our needs in the U.S. If plans change, we may be required to accrue and pay U.S. taxes to repatriate these funds.

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

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, our subsidiary OrCal Geothermal Inc. (“OrCal”) issued $165.0 million of Senior Secured Notes (“OrCal Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. Principal and interest on the OrCal Senior Secured Notes, which mature on December 30, 2020, are payable semi-annually. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2018, the last measurement date of the covenants, the actual historical 12-month debt service coverage ratio was 2.26 and the pro-forma 12-month debt service coverage ratio was 2.61. There was $27.3 million aggregate principal amount of OrCal Senior Secured Notes outstanding as of June 30, 2018.

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

As of June 30, 2018, $224.2 million in aggregate principal amount of OFC 2 Senior Secured Notes was outstanding. No further OFC 2 Senior Secured Notes of any outstanding or other series will be issued under the Note Purchase Agreement.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders, including a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution. As of June 30, 2018, our historical debt service coverage ratio was 2.25 and 2.55, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 2.13 and 2.09, respectively for each of the two six-month periods. The DOE guarantees payment of 80% of principal and interest on the OFC 2 Senior Secured Notes pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended.

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

The OPIC Loan is comprised of three tranches:

●

Tranche I in an aggregate principal amount of $85.0 million, which matures on December 15, 2030, bears interest at a fixed rate of 6.34% and was drawn in November 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below under “Full Recourse Third Party Debt”. The remainder of the Tranche I proceeds were used for reimbursement of prior capital expenditures and other corporate purposes. As of June 30, 2018, Tranche I has an outstanding balance of $59.0 million.

●

Tranche II in an aggregate principal amount of $180.0 million, which matures on June 15, 2030 and bears interest at a fixed rate of 6.29%, was used to fund the construction and well field drilling for Plant 2 of the Olkaria III complex. In November 2012 and February 2013, $135.0 million and the remaining $45.0 million, respectively, were drawn under this Tranche II. As of June 30, 2018, Tranche II has an outstanding balance of $127.1 million.

●

Tranche III in an aggregate principal amount of $45.0 million, which matures on December 15, 2030 and bears interest at a fixed rate of 6.12%, was used to fund the construction of Plant 3 of the Olkaria III complex and was drawn down in full in November 2013. As of June 30, 2018, Tranche III has an outstanding balance of $33.6 million.

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

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratio covenants, it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights, such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of June 30, 2018, the actual historical and projected 12-month debt service coverage ratio was 2.64 and 3.15, respectively.

As of June 30, 2018, $219.6 million of the OPIC Loan was outstanding.

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

The loan is payable in 48 quarterly payments which commenced on September 30, 2015. The loan bears interest at a rate per annum equal to the sum of LIBOR Rate (which cannot be lower than 1.25%) plus a margin of (i) 4.35%, as long as the Company’s guaranty of the loan (as described below) is outstanding or (ii) 4.75% otherwise. Interest is payable quarterly on March 30, June 30, September 30 and December 30 of each year, on the stated maturity date of the loan and on any prepayment or payment of the loan. The loan must be prepaid upon the occurrence of certain events, such as casualty, condemnation, certain asset sales and expansion financing not provided by the lenders under the credit agreement, among others. The loan may be voluntarily prepaid if certain conditions are satisfied, including payment of a premium (ranging from 100-50 basis points) if prepayment occurs prior to the eighth anniversary of the loan.

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that, among other things, would limit dividends distribution unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of June 30, 2018, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.38 and 1.82, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of June 30, 2018, $31.5 million of this loan is outstanding.

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

 The DAC1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. Under the ORNI 47 Note Purchase Agreement, ORNI 47 may prepay at any time all, or from time to time any part of, the DAC1 Senior Secured Notes in an amount equal to at least $2 million or such lesser amount as may remain outstanding under the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid plus the applicable make-whole amount determined for the prepayment date with respect to such principal amount. Upon the occurrence of a Change of Control (as defined in the ORNI 47 Note Purchase Agreement), ORNI 47 must make an offer to each holder of DAC1 Senior Secured Notes to repurchase all of the holder’s DAC1 Senior Secured Notes at 101% of the aggregate principal amount of DAC1 Senior Secured Notes to be repurchased plus accrued and unpaid interest, if any, on the DAC1 Senior Secured Notes to be repurchased to, but not including, the date of repurchase. Each holder of DAC1 Senior Secured Notes may accept such offer in whole or in part. Upon the occurrence of certain events, including certain asset sales outside the ordinary course of business, ORNI 47 must make mandatory prepayments of the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents and the ability of ORNI 47 to merge or consolidate with another entity. The ORNI 47 Note Purchase Agreement also contains customary events of default.  In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected debt service coverage ratio not less than 1.20 for the four fiscal quarterly periods. As of June 30, 2018, the historical and projected debt service coverage ratio was 1.45 and 1.58, respectively.

 As of June 30, 2018, $85.3 million of DAC1 Senior Secured Notes is outstanding.

USG loans

On April 24, 2018, the Company completed the acquisition of USG. As part of the acquisition we assumed the following non-recourse loans:

Prudential Capital Group – Idaho non-recourse

In May 2016, USG’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance its development activities. The original principal totaled $20.0 million and included the option to issue additional debt up to $50.0 million within the following two years. The $20.0 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually and the principal is partially repaid during the first seven-year term and the remaining balance of $16.0 million is due in full at this seven-year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs project and the Raft River project projects. As of June 30, 2018, $18.9 million of the Prudential Capital loan is outstanding.

U.S. Department of Energy – non-recourse

On August 31, 2011, USG’s wholly owned subsidiary, USG Oregon LLC (“USG Oregon”), completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs project in Eastern Oregon. All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note (the “FAP Note”) dated February 23, 2011. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Neal Hot Springs site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.6%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. As of June 30, 2018, $53.0 million of the DOE loan is outstanding.

Prudential Capital Group – Nevada non-recourse

On September 26, 2013, USG’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I of San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years and bears interest at a fixed rate of 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. As of June 30, 2018, $28.3 million of the loan is outstanding.

Full-Recourse Third-Party Debt

Credit Agreements

Union Bank. In February 2012, our wholly owned subsidiary Ormat Nevada Inc. ("Ormat Nevada") entered into an amended and restated credit agreement with Union Bank N.A. ("Union Bank"). Under the credit agreement, the credit termination date is August 15, 2018. On December 31, 2016, the aggregate amount available under the credit agreement was increased by $10 million to $60.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of June 30, 2018: (i) the actual 12-month debt to EBITDA ratio was 2.7; (ii) the 12-month debt service coverage ratio was 2.31; and (iii) the distribution leverage ratio was 1.19. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such financial ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of June 30, 2018, letters of credit in the aggregate amount of $35.9 million remain issued and outstanding under this committed credit agreement with Union Bank.

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

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of June 30, 2018: (i) the actual 12-month debt to EBITDA ratio was 2.7; (ii) the 12-month debt service coverage ratio was 2.31; and (iii) the distribution leverage ratio was 1.19. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such financial ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of June 30, 2018, letters of credit in the aggregate amount of $30.0 million remain issued and outstanding under this committed credit agreement.

CHUBB Surety Bond. In May 2017, the Company entered into a surety bond agreement (the “Surety Agreement”) with Chubb Limited (“Chubb”) pursuant to which the Company may request that Chubb issue up to an aggregate $200.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required.  There is no expiration date for the Surety Agreement, but it may be terminated by the Company at any time upon twenty days’ prior written notice to Chubb. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of June 30, 2018, Chubb issued a surety bond in the amount of $115.7 million under the Surety Agreement, primarily in respect of the Company’s obligations under its PPA with SCPPA.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $373.0 million. Under the terms of these credit agreements, we or our Israeli subsidiary, Ormat Systems, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $233.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $140.0 million. The credit agreements mature between September 2018 and July 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the applicable bank’s cost of funds plus a margin. As of June 30, 2018, $108.6 million in the aggregate was outstanding under these credit agreements. As of June 30, 2018 an additional $50 million was outstanding under non committed lines we have with such banks.

As of June 30, 2018, letters of credit with an aggregate stated amount of $158.2 million were issued and outstanding under these credit agreements.

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

As of June 30, 2018, committed letters of credit in the aggregate amount of $224.1 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”.

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

The Loan is subject to early redemption by the Company prior to maturity from time to time (but not more frequently than once per quarter) and at any time in whole or in part, at a redemption price set forth in the Migdal Loan Agreement. If the rating of the Company is downgraded to "ilA-"(or equivalent), of any of Standard and Poor’s, Moody’s or Fitch (whenever in Israel or outside of Israel) (each a “Credit Rating Agency”), the interest rate applicable to the Migdal Loan will increase by 0.50%. If the rating of the Company is further downgraded to a lower level by any Credit rating Agency, the interest rate applicable to the Migdal Loan will be increased by 0.25% for each additional downgrade. In no event will the cumulative increase in the interest rate applicable to the Loan exceed 1% regardless of the cumulative rating downgrade. A subsequent upgrade or reinstatement of a rating by any Credit Rating Agency will reduce the interest rate applicable to the Migdal Loan by 0.25% for each upgrade (but in no event will the interest rate applicable the Migdal Loan fall below the base interest rate of 4.8%). Additionally, if the ratio between short-term and long-term debt to financial institutions and bondholders, deducting cash and cash equivalents to EBITDA is equal to or higher than 4.5, the interest rate on all amounts then outstanding under the Migdal Loan shall be increased by 0.5% per annum over the interest rate then-applicable to the Migdal Loan.

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

As of June 30, 2018, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the applicable lenders; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the applicable lenders; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits, to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30,2018: (i) total equity was $1,418.8 million and the actual equity to total assets ratio was 47.4% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 3.32. During the six months ended June 30, 2018, we distributed interim dividends in an aggregate amount of $16.7 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts attributable under each such agreement.

In May 2018, the Company announced it would be restating its second, third and fourth quarter financial statements and its full-year 2017 financial statements. In connection with the Company’s restatement, the Company delayed the filing of its Form 10-Q for the first quarter of 2018.  Covenants in certain of the Company’s debt agreements require timely filing of quarterly financial statements and the Company received waivers to extend the period required to file the quarterly consolidated financial statements for the three months ended March 31, 2018.  However, the deeds of trust governing the Company’s Series 2 Bonds and Series 3 Bonds contained a June 14, 2018 filing deadline for the filing of the quarterly financial statements for the three months ended March 31, 2018.  Following the filing of such condensed consolidated financial statements and the filing of the restated consolidated financial statements for the fiscal year ended December 31, 2017 and the restated condensed consolidated financial statements for the second and third quarters of 2017, the Company was in compliance with the reporting covenants and all other covenants under their debt facilities.

Future minimum payments

As of June 30, 2018, future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks and lease payments under the Puna lease transaction described below, are as follows:

(Dollars in thousands)

Year ending December 31:
2018	$32,371
2019	59,987
2020	127,826
2021	55,846
2022	197,715
Thereafter	575,085
Total	$1,048,830

Puna Power Plant Lease Transactions

In May 2005, our subsidiary Puna Geothermal Venture (“PGV”), entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased the Puna Power Plant to an unrelated lessor (the “Puna Lessor”) in return for prepaid lease payments of $83.0 million. The carrying value of the leased assets as of June 30, 2018 was $20.9 million, net of accumulated depreciation of $32.0 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

The transaction was completed with financing parties by means of a leveraged lease transaction. A secondary stage of the lease transaction relating to two new production and injection geothermal wells that PGV drilled in the second half of 2005 was completed on December 30, 2005.

For information related to the Kilauea volcano eruption near our geothermal power plant complex in Puna, see Note 1 to the condensed consolidated financial statements.

There are various restrictive covenants under the lease agreements, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $10.5 million and $7.9 million as of June 30, 2018 and December 31, 2017, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

Tungsten Mountain partnership transaction

On May 17, 2018, Ormat Nevada, through its subsidiary ONGP, entered into agreements with JPM pursuant to which JPM purchased interests in ORNI 43 LLC (“ORNI 43” or the “Project Company”), which will allow the Company to monetize PTCs and certain other tax benefits relating to the operation of the Tungsten Mountain geothermal power plant located in Nevada.

In connection with the transaction, ORNI 43 issued class B membership interests to JPM, in exchange for $33.4 million. JPM has also undertaken to make deferred capital contributions to the Project Company in the cases where the project will generate more PTCs then the thresholds determined in the agreements.

Ormat Nevada continues to operate and maintain the power plants.

Under the agreements, prior to the December 31, 2026 (the “Target Flip Date”), Ormat Nevada receives substantially all of the distributable cash flow generated by the project, while JPM receives substantially all of the tax attributes of the project (including PTCs). Following the later of the Target Flip Date and the date in which JPM reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis.

On the Target Flip Date, Ormat Nevada has the option to purchase JPM’s interests in ORTP at the then-current fair market value, plus amount that may be needed to cause JPM to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the project again.

 Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $9.6 million as of June 30, 2018. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2016:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 2, 2016	$0.07	August 16, 2016	August 30, 2016
November 7, 2016	$0.07	November 21, 2016	December 6, 2016
February 28, 2017	$0.17	March 15, 2017	March 29, 2017
May 8, 2017	$0.08	May 22, 2017	May 31, 2017
August 3, 2017	$0.08	August 15, 2017	August 29, 2017
November 7, 2017	$0.08	November 21, 2017	December 5, 2017
March 1, 2018	$0.23	March 14, 2018	March 29, 2018
May 7, 2018	$0.10	May 21, 2018	May 30, 2018
August 7, 2018	$0.10	August 21, 2018	August 29, 2018

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Net cash provided by operating activities	$67,050	$114,158
Net cash used in investing activities	(236,190)	(178,857)
Net cash provided by (used in) financing activities	188,241	(31,877)
Net change in cash and cash equivalents and restricted cash and cash equivalents	19,101	(96,576)

For the Six Months Ended June 30, 2018

Net cash provided by operating activities for the six months ended June 30, 2018 was $67.1 million, compared to $114.2 million for the six months ended June 30, 2017. The net decrease of $47.1 million was primarily due to: (i) a decrease in accounts payable and accrued expenses of $54.1 million in the six months ended June 30, 2018, compared to $4.6 million in the six months ended June 30, 2017, mainly due to a withholding tax payment of approximately $44 million due to a distribution from Ormat Systems as a result of the change in our assertion on unrepatriated earnings of Ormat Systems to the U.S, in the second quarter of 2017, as discussed above.

Net cash used in investing activities for the six months ended June 30, 2018 was $236.2 million, compared to $178.9 million for the six months ended June 30, 2017. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2018 were: (i) capital expenditures of $139.1 million, primarily for our facilities under construction; (ii) cash paid for acquisition of controlling interest in USG, net of cash acquired of $95.1 million; and (iii) an investment in an unconsolidated company of $3.8 million. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2017 were: (i) capital expenditures of $116.0 million, primarily for our facilities under construction; (ii) $35.3 million net cash paid for the acquisition of our Viridity business; and (iii) an investment in an unconsolidated company of $27.4 million.

Net cash provided by financing activities for the six months ended June 30, 2018 was $188.2 million, compared to $31.9 million net cash used in financing activities for the six months ended June 30, 2017. The principal factors that affected the net cash provided by financing activities during the six months ended June 30, 2018 were (i) $100.0 million of proceeds from a senior unsecured loan, (ii) net proceeds of $107.1 million from our revolving credit lines with commercial banks, and (iii) proceeds from sale of limited liability company interest in Tungsten, net of transaction costs of $32.4 million, partially offset by (i) the repayment of long-term debt in the amount of $28.3 million, (ii) a $16.7 million cash dividend paid and (iv) $8.0 million cash paid to noncontrolling interest. The principal factors that affected our net cash used in financing activities during the six months ended June 30, 2017, were (i) the repayment of long-term debt in the amount of $33.2 million, (ii) a $12.4 million cash dividend paid and (iii) $14.6 million cash paid to noncontrolling interest, partially offset by a net increase of $30 million against our revolving lines of credit with commercial banks.

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

Net income for the three and six months ended June 30, 2018 was $2.7 million and $76.9 million, respectively, compared to $11.9 million and $51.5 million for the three months ended June 30, 2017, respectively.

Adjusted EBITDA for the three and six months ended June 30, 2018 was $80.8 million and $179.2 million, respectively, compared to $88.1 million and $180.0 million for the three and six months ended June 30, 2017.

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$2,659	$11,846	$76,915	$51,463
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	15,657	14,178	29,888	28,857
Income tax provision	29,105	32,765	2,163	43,769
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	4,454		7,984
Depreciation and amortization	31,859	25,749	61,296	51,290
EBITDA	$83,734	$84,538	$178,246	$175,379
Mark-to-market gains or losses from accounting for derivative	537	(940)	1,499	(2,463)
Stock-based compensation	2,116	3,630	3,823	5,343
Gain on sale of subsidiary and property, plant and equipment	-	-	-	-
Insurance proceeds in excess of assets carrying value	(7,150)		(7,150)	-
Termination fee	-	-	-	-
Impairment of long-lived assets	-	-	-	-
Loss from extinguishment of liability	-	-	-	-
Merger and acquisition transaction costs	1,571	900	2,670	1,700
Settlement expenses	-	-	-	-
Write-off of unsuccessful exploration activities			119	-
Adjusted EBITDA	$80,808	$88,128	$179,207	$179,959

On May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of June 30, 2018, the credit facility has an outstanding balance of $1,120.5 million. Our proportionate share in SOL credit facility is $142.9 million.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction:

McGinness Hills 3 Power Plant (Nevada). We are currently developing the 48 MW McGinness Hills 3 geothermal power plant in Lander County, Nevada that will be added to the McGinness complex. Construction and equipment transportation is ongoing. Drilling was completed successfully. Commercial operation is expected by the end of 2018.

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

CD 4 Project. We plan to develop a 20 MW to 30 MW project at the Mammoth complex on primarily BLM leases. We have completed two production wells, one of which was previously considered an injection well. In 2017 we drilled a core well to begin baseline monitoring, as required by our permit. Continued drilling is planned for 2018. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. Project construction is on hold pending PPA signing.

We have estimated approximately $259.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $126.0 million as of June 30, 2018. We expect to invest approximately $33.0 million of the total amount during the remainder of 2018 and the remaining of approximately $100.0 million thereafter.

In addition, we estimate approximately $65.0 million in additional capital expenditures in the remainder of 2018 to be allocated as follows: (i) $8.2 million for development of new projects; (ii) $5.1 million for maintenance capital expenditures to our operating power plants; (iii) $13.5 million for continued exploration activity under various leases for geothermal resources where we have already started exploration activity; (iv) $30.0 million for the construction and development of storage projects; and (v) $8.0 million for enhancement to our production facilities.

In the aggregate, we estimate our total capital expenditures for the remainder of 2018 will be approximately $98.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex are determined by reference to the relevant power purchaser’s SRAC. A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna complex as a result of the high fuel costs that impact HELCO’s avoided costs.

As of June 30, 2018, 84.3% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date,15.7% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2018, $190.1 million of our long-term debt remained subject to some interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2018 and December 31, 2017 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2018 and December 31, 2017 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017		Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(1,017)	(5,181)	1,244	6,332		Foreign currency forward contracts

Interest Rate	(160)	(193)	161	195		Orcal Senior Secured Notes

Interest Rate	(6,406)	(6,393)	6,697	6,662		OFC 2 Senior Secured Notes

Interest Rate	(6,544)	(6,710)	6,856	7,015		OPIC Loan

Interest Rate	(3,498)	(3,678)	3,580	3,766		Senior Unsecured Bonds

Interest Rate	(1,342)	(1,384)	1,400	1,442		DEG 2 Loan

Interest Rate	(2,480)	(2,476)	2,608	2,596		DAC 1 Senior Secured Notes

Interest Rate	(751)	- (1)	782	-	(1)	Amatitlan Loan

Interest Rate	(3,104)	-	3,234	-		Migdal Loan

Interest Rate	(1,356)	-	1,456	-		Prudential Capital Group Loan - Nevada

Interest Rate	(1,250)	-	1,301	-		U.S. Department of Energy Loan

Interest Rate	(450)	-	464	-		Prudential Capital Group Loan - Idaho

Interest Rate	(155)	(171)	166	177		Other long-term loans

(1) The application of a 10% increase and decrease to the interest rate did not exceed the minimum rate as set in the loan agreement.

Effect of Inflation

We do not expect that inflation will be a significant risk in the near term, given the current global economic conditions, however, that could change in the future. To address rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

In connection with the Electricity segment, none of our U.S. PPAs are directly linked to the Consumer Price Index (CPI). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation may be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. The energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness complex increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of our power plants, thereby increasing our operating costs in the Product segment. We are more likely to be able to offset all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

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

Sierra Pacific Power Company and Nevada Power Company accounted for 17.0% and 16.7% for the three months ended June 30, 2018 and 2017, respectively, and for 16.7% and 17.8% for the six months ended June 30, 2018 and 2017, respectively.

SCPPA accounted for 14.9% and 8.7% for the three months ended June 30, 2018 and 2017, respectively, and for 15.6% and 8.9% for the six months ended June 30, 2018 and 2017, respectively.

KPLC accounted for 16.6% and 15.4% for the three months ended June 30, 2018 and 2017, respectively, and 15.8% and 14.8% for the six months ended June 30, 2018 and 2017, respectively.

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

 New solar projects that are under construction by December 2019 will qualify for a 30 percent investment tax credit. The credit will fall to 26 percent for projects starting construction in 2020 and 22 percent for projects starting construction in 2021. Projects that are under construction before these deadlines must be placed in service by December 31, 2023 to qualify for investment tax credits at these rates. Solar projects placed in service after December 31, 2023 will only qualify for a 10 percent investment tax credit, on par with the permanent credit provided to geothermal. Under current tax rules, any unused tax credit has a one-year carry back and a twenty-year carry forward.

We are also permitted to depreciate, or write off, most of the cost of the plant. In cases where we claim the one-time 30% (or 10%) tax credit, our tax basis in the plant that we can recover through depreciation is reduced by one-half of the tax credit. In cases where we claim the production tax credit, there is no reduction in the tax basis for depreciation. Projects that are placed in service in 2016 and 2017 are eligible for “bonus” depreciation and we will be permitted to write off 50% of the cost of that equipment in the year the power plant is placed in service. Projects placed in service in 2018 would qualify for a 40% bonus and projects placed in service in 2019 would qualify for a 30% bonus. After applying any depreciation bonus that is available, we can write off the remainder of our tax basis in the plant, if any, over five years on an accelerated basis, meaning that more of the cost may be deducted in the first few years than during the remainder of the depreciation period. The Tax Act allows full expensing for certain assets acquired and placed in service after September 27, 2017.  We will continue to analyze this new provision under the Tax Act and determine if an election is appropriate as it relates to their business needs.

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

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted the evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended. Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2018 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in the 2017 Annual Report the following material weakness which still existed as of June 30, 2018. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

Remediation Plan for Material Weakness

Building on our efforts during 2017, our management, with the oversight of the Audit Committee of our Board of Directors, continued in the first half of 2018 to dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weakness identified above. The remediation efforts outlined below are intended both to address the identified material weakness and to enhance our overall financial control environment. However, our management may amend this plan to include additional remedial action in light of its continuing evaluation of the identified deficiency in internal control over financial reporting. In 2018, we:

●	augmented the personnel within our finance and accounting organization by recruiting additional tax and accounting personnel;
●	engaged an external tax and accounting firm to prepare and review our annual and quarterly income tax provision including to review and recommend additional control enhancements;
●	adjusted the financial reporting closing timelines to allow earlier and longer time for income tax review; and
●	continued to strengthen the income tax controls with improved documentation standards and oversight.

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

b.  Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

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

While we have developed and are in the process of implementing a plan to remediate this material weakness, there can be no assurance that this will occur within 2018. We may identify additional material weaknesses in our internal control over financial reporting in the future.  If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws, and in relation to covenants in certain debt facilities will likely be adversely affected.  The occurrence of, or failure to remediate, and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our common stock or any other securities we may issue, as well as lead to a loss of investor confidence in us.

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

On May 3, 2018, the Kilauea volcano located in close proximity to the Company’s 38 MW Puna geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area in recent weeks.  While the Company has taken steps to secure and protect the Puna facilities, including, among others, taking electricity generation offline and placing physical barriers around, and protective coverings over, the geothermal wells, and has evacuated non-essential personnel at the power plant and removed all pentane from the site, it is still assessing the impact of the volcanic eruption and seismic activity on the Puna facilities. The approaching lava covered the wellheads of three geothermal wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig was burned due to the approaching lava. The Company is in discussions with the insurance companies on the reimbursement for profit and loss and property damages recoverable. The net book value of the Puna property, plant and equipment is approximately $102.2 million. The Company cannot currently estimate when the lava flow will stop nor when it will be able to assess all of the damages. Any significant physical damage to, or extended shut-down of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on the Company’s business and results of operations.  The Company continues to monitor the condition of the Puna facilities, coordinate with HELCO and local authorities, and is taking steps to both further secure the power plant and restore its operations as soon as it is safe to do so. In addition, The Company will be assessing the accounting implications of this event on the assets and liabilities on its balance sheet and whether impairment will be required.

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

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act was signed into law, significantly reforming the U.S. Internal Revenue Code. The Tax Act, among other things, includes changes to U.S. federal tax rates (including reduction of the corporate tax rate from 35% to 21%), imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, puts into effect the migration from a “worldwide” system of taxation to a territorial system and modifies or repeals many business deductions and credits.

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

None.

ITEM 5. OTHER INFORMATION

None.

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
Name: Doron Blachar
Title: Chief Financial Officer

Date: August 8, 2018

EXHIBIT INDEX

Exhibit No.	Document

10.1*

Finance Agreement, dated April 30, 2018 between Geotermica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 19, 2018 (No. 001-32347)).

10.2+

Ormat Technologies, Inc. 2018 Incentive Compensation Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 27, 2018 (No. 001-32347))

10.3+

Form of Stock Appreciation Right Agreement under the Company’s 2018 Incentive Compensation Plan for stock appreciation rights awarded to Mr. Isaac Angel (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2018 (No. 001-32347)).

10.4+

Form of Restricted Stock Unit Agreement under the Company’s 2018 Incentive Compensation Plan for restricted stock units awarded to Mr. Isaac Angel (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 9, 2018 (No. 001-32347)).

10.5*+	Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Employees-Time Based Units)

10.6*+	Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Employees)

10.7*+	Form of Restricted Stock Unit Grant Notice and Terms and Conditions (Directors-Time Based Units)

10.8*+	Form of Stock Appreciation Right Grant Notice and Terms and Conditions (Directors)

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INC*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* +	Filed herewith This document has been identified as a management contract or compensatory plan or arrangement.