Form 10-Q
period 2018-09-30
ORMAT TECHNOLOGIES, INC.
filed 2018-11-08
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

Form 10-Q

____________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32347

ORMAT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6140 Plumas Street, Reno, Nevada	89519-6075
(Address of principal executive offices)	(Zip Code)

(775) 356-9029

(Registrant’s telephone number, including area code)

6225 Neil Road, Reno, Nevada 89511-1136

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 6, 2018, the number of outstanding shares of common stock, par value $0.001 per share, was 50,672,520.

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$71,965	$47,818
Restricted cash and cash equivalents (primarily related to VIEs)	83,101	48,825
Receivables:
Trade	118,675	110,410
Other	18,328	13,828
Inventories	37,442	19,551
Costs and estimated earnings in excess of billings on uncompleted contracts	47,811	40,945
Prepaid expenses and other	44,452	40,269
Total current assets	421,774	321,646
Investment in an unconsolidated company	67,739	34,084
Deposits and other	20,109	21,599
Deferred income taxes	113,363	57,337
Deferred charges	—	49,834
Property, plant and equipment, net ($1,744,299 and $1,631,900 related to VIEs, respectively)	1,835,939	1,734,691
Construction-in-process ($106,977 and $142,717 related to VIEs, respectively)	351,288	293,542
Deferred financing and lease costs, net	5,878	4,674
Intangible assets, net	203,382	85,420
Goodwill	40,111	21,037
Total assets	$3,059,583	$2,623,864
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$105,351	$153,796
Short term revolving credit lines with banks (full recourse)	209,500	51,500
Billings in excess of costs and estimated earnings on uncompleted contracts	21,760	20,241
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	33,259	33,226
Other loans	21,495	21,495
Full recourse	5,000	3,087
Total current liabilities	396,365	283,345
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $7,758 and $8,113, respectively)	386,379	311,668
Other loans (less deferred financing costs of $4,823 and $5,258, respectively)	225,782	242,385
Full recourse:
Senior unsecured bonds (less deferred financing costs of $804 and $580, respectively)	303,528	203,752
Other loans (less deferred financing costs of $1,058 and $1,011, respectively)	43,942	46,489
Liability associated with sale of tax benefits	69,071	44,634
Deferred lease income	49,203	51,520
Deferred income taxes	56,753	61,961
Liability for unrecognized tax benefits	10,139	8,890
Liabilities for severance pay	19,903	21,141
Asset retirement obligation	37,946	27,110
Other long-term liabilities	22,354	18,853
Total liabilities	1,621,365	1,321,748
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	8,522	6,416

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,672,520 and 50,609,051 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	51	51
Additional paid-in capital	896,160	888,778
Retained earnings	410,870	327,255
Accumulated other comprehensive income (loss)	(1,386)	(4,706)
Total stockholders' equity attributable to Company's stockholders	1,305,695	1,211,378
Noncontrolling interest	124,001	84,322
Total equity	1,429,696	1,295,700
Total liabilities, redeemable noncontrolling interest and equity	$3,059,583	$2,623,864

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$116,891	$110,876	$371,559	$337,548
Product	48,439	44,912	152,026	186,621
Other	1,150	1,397	5,217	2,278
Total revenues	166,480	157,185	528,802	526,447
Cost of revenues:
Electricity	79,845	64,444	234,563	193,676
Product	35,669	32,218	106,968	125,102
Other	2,174	1,330	7,645	3,573
Total cost of revenues	117,688	97,992	349,176	322,351
Gross profit	48,792	59,193	179,626	204,096
Operating expenses:
Research and development expenses	706	716	3,065	2,368
Selling and marketing expenses	8,578	3,630	15,989	12,083
General and administrative expenses	13,606	10,877	43,325	33,027
Write-off of unsuccessful exploration activities	—	—	119	—
Operating income	25,902	43,970	117,128	156,618
Other income (expense):
Interest income	214	255	516	861
Interest expense, net	(18,700)	(11,692)	(48,890)	(41,155)
Derivatives and foreign currency transaction gains (losses)	(383)	(1,001)	(2,511)	2,040
Income attributable to sale of tax benefits	4,066	3,506	14,983	14,019
Other non-operating income (expense), net	309	(1,592)	7,662	(1,678)
Income from continuing operations before income taxes and equity in earnings (losses) of investees	11,408	33,446	88,888	130,705
Income tax (provision) benefit	(1,184)	(6,224)	(3,347)	(49,993)
Equity in earnings (losses) of investees, net	(117)	337	1,481	(1,690)
Income from continuing operations	10,107	27,559	87,022	79,022
Net income attributable to noncontrolling interest	474	(3,599)	(7,276)	(11,228)
Net income attributable to the Company's stockholders	$10,581	$23,960	$79,746	$67,794
Comprehensive income:
Net income	10,107	27,559	87,022	79,022
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(91)	1,005	(1,059)	2,544
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	1,012	618	4,175	271
Loss in respect of derivative instruments designated for cash flow hedge	20	20	60	113
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(14)	(18)	(44)	(57)
Comprehensive income	11,034	29,184	90,154	81,893
Comprehensive income attributable to noncontrolling interest	458	(4,006)	(7,088)	(11,950)
Comprehensive income attributable to the Company's stockholders	$11,492	$25,178	$83,066	$69,943
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.21	$0.48	$1.58	$1.36
Diluted:
Net income	$0.21	$0.47	$1.56	$1.34
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,645	50,367	50,627	49,942
Diluted	50,963	50,867	50,985	50,669

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2016	49,667	$50	$869,463	$215,352	$(8,175)	$1,076,690	$91,582	$1,168,272

Stock-based compensation	—	—	7,204	—	—	7,204	—	7,204
Exercise of options by employees and directors	930	1	16,382	—	—	16,383	—	16,383
Cash paid to noncontrolling interest	—	—	—	—	—	—	(18,032)	(18,032)
Cash dividend declared, $0.33 per share	—	—	—	(16,612)	—	(16,612)	—	(16,612)
Buyout of class B membership in ORTP	—	—	2,956	—	—	2,956	(6,964)	(4,008)
Net income	—	—	—	67,794	—	67,794	10,154	77,948
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,822	1,822	722	2,544
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	113	113	—	113
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	271	271	—	271
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $35)	—	—	—	—	(57)	(57)	—	(57)
Balance at September 30, 2017	50,597	$51	$896,005	$266,534	$(6,026)	$1,156,564	$77,462	$1,234,026

Balance at December 31, 2017	50,609	$51	$888,778	$327,255	$(4,706)	$1,211,378	$84,322	$1,295,700

Stock-based compensation	—	—	7,382	—	—	7,382	—	7,382
Exercise of options by employees and directors	21	—	—	—	—	—	—	—
Cumulative effect of changes in accounting principles	—	—	—	25,635	—	25,635	—	25,635
Cash paid to noncontrolling interest	—	—	—	—	—	—	(7,902)	(7,902)
Cash dividend declared, $0.43 per share	—	—	—	(21,766)	—	(21,766)	—	(21,766)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	5,339	5,339
Increase in noncontrolling interest in Tungsten	—	—	—	—	—	—	996	996
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	34,898	34,898
Net income	—	—	—	79,746	—	79,746	6,536	86,282
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(871)	(871)	(188)	(1,059)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	60	60	—	60
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	4,175	4,175	—	4,175
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $18)	—	—	—	—	(44)	(44)	—	(44)
Balance at September 30, 2018	50,630	$51	$896,160	$410,870	$(1,386)	$1,305,695	$124,001	$1,429,696

Dividend per share of $0.10 and $0.08 was declared for the three months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$87,022	$79,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,371	81,010
Accretion of asset retirement obligation	1,826	1,392
Stock-based compensation	7,382	7,204
Amortization of deferred lease income	(2,014)	(2,014)
Income attributable to sale of tax benefits, net of interest expense	(9,806)	(8,851)
Equity in losses (earnings) of investees	(1,774)	1,690
Mark-to-market of derivative instruments	1,202	(764)
Loss on disposal of property, plant and equipment	5,365	—
Write-off of unsuccessful exploration activities	119	—
Loss (gain) on severance pay fund asset	630	(1,463)
Deferred income tax provision and deferred charges	(6,612)	38,123
Liability for unrecognized tax benefits	1,249	568
Deferred lease revenues	(303)	(274)
Gain from insurance recoveries	(7,150)	—
Other	—	501
Changes in operating assets and liabilities, net of amounts acquired:
Receivables	(9,704)	(10,808)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,866)	10,111
Inventories	(1,728)	(209)
Prepaid expenses and other	(4,183)	(636)
Deposits and other	10	1,231
Accounts payable and accrued expenses	(50,056)	(3,655)
Billings in excess of costs and estimated earnings on uncompleted contracts	1,519	(25,344)
Liabilities for severance pay	(1,238)	1,764
Other long-term liabilities	(105)	(2,065)
Net cash provided by operating activities	103,156	166,533
Cash flows from investing activities:
Capital expenditures	(200,657)	(177,410)
Cash received from insurance recoveries related to destroyed equipment	7,150	—
Investment in unconsolidated companies	(3,800)	(37,867)
Buyout of Class B membership in ORTP	—	(2,357)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	(95,093)	(35,300)
Intangible assets acquired	—	(868)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	850	529
Net cash used in investing activities	(291,550)	(253,273)
Cash flows from financing activities:
Proceeds from sale of membership interests to noncontrolling interest, net of transaction costs	3,174	—
Proceeds from long-term loans, net of transaction costs	100,000	—
Proceeds from exercise of options by employees	—	16,382
Proceeds from the sale of limited liability company interest in Tungsten, net of transaction costs	32,403	—
Purchase of OFC Senior Secured Notes	—	(14,270)
Proceeds from revolving credit lines with banks	2,819,800	695,600
Repayment of revolving credit lines with banks	(2,661,800)	(661,700)
Cash received from noncontrolling interest	4,134	2,017
Repayments of long-term debt	(41,858)	(55,226)
Cash paid to noncontrolling interest	(9,555)	(18,032)
Payments of capital leases	(1,706)	(1,472)
Deferred debt issuance costs	(3,002)	(4,652)
Cash dividends paid	(21,766)	(16,612)
Net cash provided by (used in) financing activities	219,824	(57,965)
Net change in cash and cash equivalents and restricted cash and cash equivalents	31,430	(144,705)
Restricted cash and cash equivalents acquired in a business combination	26,993	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	96,643	264,476
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$155,066	$119,771
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$(10,390)	$982
Accrued liabilities related to financing activities	$5,864	$—

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of September 30, 2018, the consolidated results of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2018 and 2017 and the consolidated cash flows for the nine-month periods ended September 30, 2018 and 2017.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the three and nine-month period ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. The condensed consolidated balance sheet data as of December 31, 2017 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2017 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Galena 2 Power Purchase Agreement (“PPA”) Termination

On September 30, 2018, the Company signed a termination agreement with NV Energy, Inc for the Galena 2 PPA under which it agreed to pay a termination fee of approximately $5 million. The Company entered into this termination agreement as it designated the Galena 2 geothermal power plant as a facility under the portfolio PPA with Southern California Public Power Authority (“SCPPA”). The Company expects to start selling electricity from the Galena 2 plant under the SCPPA portfolio in March 2019. The termination fee was included under “Selling and marketing expenses” for the three and nine months ended September 30, 2018 in the condensed consolidated statements of operations and comprehensive income.

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

Under the agreements, prior to December 31, 2026 (“Target Flip Date”), the Company’s fully owned subsidiary, Ormat Nevada Inc. ("Ormat Nevada"), receives substantially all of the distributable cash flow generated by the project, while the private investor receives substantially all of the tax attributes of the project. Following the later of the Target Flip Date and the date in which the private investor reaches its target return, Ormat Nevada will receive 97.5% of the distributable cash and 95.0% of the taxable income, on a going forward basis.

On the Target Flip Date, Ormat Nevada has the option to purchase the private investor’s interests at the then-current fair market value, plus an amount that may be needed to cause the private investor to reach its target return, if needed. If Ormat Nevada exercises this purchase option, it will become the sole owner of the project again.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it recently stopped flowing, the lava covered the wellheads of three geothermal wells, the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava, all of which had a carrying value of approximately $4.9 million that was written-off during the second quarter of 2018. These property damages are expected to be covered by the Company’s insurance policies and therefore the Company recorded a provision for such recoveries out of which approximately $7.2 million was received and included in “Other income” as excess recoveries over the carrying value of the rig which was destroyed by the lava. The write-off and related insurance recoveries, excluding the excess portion, were recorded under “Electricity cost of revenues” in the condensed consolidated statements of operations and comprehensive income. The Company is in negotiations with the insurance companies regarding the reimbursement for loss of profits, damage to the property and the timing of when the loss of profit coverage comes into effect. The Company is currently assessing the damages to the Puna facilities, and continues to coordinate with Hawaii Electric Light Company ("HELCO") and local authorities to bring the power plant back to operation. The Company is in the process of building access roads to the site, opening the monitoring wells, removing the plugs from the production well and rebuilding the electrical substation. The Company continues to assess the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required. Any significant damage to the geothermal resource or continued shut-down following the recent stop of the lava of, the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on our business and results of operations.

U.S. Geothermal (“USG”) transaction

On April 24, 2018, the Company completed the acquisition of USG. The total cash consideration (exclusive of transaction expenses) was approximately $110 million, comprised of approximately $106 million funded from available cash of Ormat Nevada Inc. (to acquire the outstanding shares of common stock of USG) and approximately $4 million funded from available cash of USG (to cash-settle outstanding in-the-money options for common stock of USG). As a result of the acquisition, USG became an indirect wholly owned subsidiary of Ormat, and Ormat indirectly acquired, among other things, interests held by USG and its subsidiaries in:

•     three operating power plants at Neal Hot Springs, Oregon; San Emidio, Nevada; and Raft River, Idaho with a total net generating capacity of approximately 38 MW; and

•     development assets which include a project at the Geysers, California; a second phase project at San Emidio, Nevada; a greenfield project in Crescent Valley, Nevada; and the El Ceibillo project located near Guatemala City, Guatemala.

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

The Company deemed the transaction to not meet the significant subsidiary threshold and as a result did not provide certain additional related information, that otherwise would have been required.

The following table summarizes the purchase price allocation to the fair value of the assets acquired and liabilities assumed (in millions):

Cash and cash equivalents and restricted cash	$37.9
Property, plant and equipment and construction-in-process	77.3
Intangible assets (1)	127.0
Goodwill (2)	19.3
Total assets acquired	$261.5

Other working capital	$(8.2)
Deferred tax liability	(4.9)
Long-term term debt	(98.3)
Asset retirement obligation	(9.0)
Noncontrolling interest	(34.9)
Total liabilities assumed	$(155.3)

Total assets acquired, and liabilities assumed, net	$106.2

(1)	Intangible assets are primarily related to long-term electricity power purchase agreements and depreciated over an average of 19 years.
(2)	Goodwill is primarily related to the expected synergies in operations as a result of the purchase transaction and allocated to the Electricity segment.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the noncontrolling interest of $34.9 million reflects the 40% minority interests in the Neal Hot Springs project that was evaluated using the income approach. The fair value of the noncontrolling interest is based on the following significant inputs: (i) forecasted cash flows assumed to be generated in correspondence with the remaining life of the related power purchase agreement which is approximately 20 years; (ii) revenues were estimated in accordance with the price and generation capacity of the related power purchase agreement; (iii) assumed terminal value based on the realizable value of the project at the end of the power purchase agreement term; and (iv) assumed discount rate of approximately 9%.

Total Electricity segment revenues and operating profit related to the three USG power plants of approximately $7.3 million and $1.6 million, respectively, for the three months ended September 30, 2018 and revenues and operating loss of approximately $10.7 million and $2.6 million, respectively, for the nine months ending September 30, 2018 were included in the Company’s consolidated statements of operations and comprehensive income for the same periods. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2017:

	Pro forma for the three months ended September 30, 2018	Pro forma for the three months ended September 30, 2017	Pro forma for the nine months ended September 30, 2018	Pro forma for the nine months ended September 30, 2017
	(Dollars in thousands)
Electricity revenues	$116,891	$117,688	$382,856	$359,108
Total revenues	166,480	157,185	540,099	548,007
Operating income	25,902	43,210	115,582	157,609

Migdal Senior Unsecured Loan

On March 22, 2018, the Company entered into a definitive loan agreement (the "Migdal Loan Agreement") with Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self-Employed Ltd., all entities within the Migdal Group, a leading insurance company and institutional investor in Israel. The Migdal Loan Agreement provides for a loan by the lenders to the Company in an aggregate principal amount of $100 million (the “Migdal Loan”). The Migdal Loan will be repaid in 15 semi-annual payments of $4.2 million each, commencing on September 15, 2021, with a final payment of $37 million on March 15, 2029. The Migdal Loan bears interest at a fixed rate of 4.8% per annum, payable semi-annually, subject to adjustment in certain circumstances as described below.

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

The Migdal Loan Agreement includes various affirmative and negative covenants, including a covenant that the Company maintain (i) a debt to adjusted EBITDA ratio below 6, (ii) a minimum equity amount (as shown on its consolidated financial statements, excluding noncontrolling interests) of not less than $650 million, and (iii) an equity attributable to Company's stockholders to total assets ratio of not less than 25%. In addition, the Migdal Loan Agreement restricts the Company from making dividend payments if its equity falls below $800 million and otherwise restricts dividend payments in any one year to not more than 50% of the net income of the Company of such year as shown on the Company’s consolidated annual financial statements as long as any of the Company's bonds issued in Israel prior to March 27, 2018 remain outstanding. The Migdal Loan Agreement includes other customary affirmative and negative covenants and events of default. As of September 30, 2018, the Company was in compliance with all such covenants.

Other comprehensive income

For the nine months ended September 30, 2018 and 2017, the Company classified $16,000 and $56,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $22,000 and $21,000, respectively, were recorded to reduce interest expense and $5,000 and $(35,000), respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. For the three months ended September 30, 2018 and 2017, the Company classified $6,000 and $2,000, respectively, related to derivative instruments designated as cash flow hedges, from accumulated other comprehensive income, of which $6,000 and $(9,000), respectively, were recorded to reduce interest expense and $0 and $(11,000), respectively, were recorded against the income tax provision, in the condensed consolidated statements of operations and comprehensive income. The accumulated net loss included in Other comprehensive income as of September 30, 2018 is $0.9 million.

Write-offs of unsuccessful exploration activities

Write-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2018 were $0 and $0.1 million, respectively. There were no write-offs of unsuccessful exploration activities for the three and nine months ended September 30, 2017.

Reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reported on the balance sheet that sum to the total of the same amounts shown on the statement of cash flows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Cash and cash equivalents	$71,965	$47,818
Restricted cash and cash equivalents	83,101	48,825
Total Cash and cash equivalents and restricted cash and cash equivalents	$155,066	$96,643

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At September 30, 2018 and December 31, 2017, the Company had deposits totaling $20.9 million and $21.2 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At September 30, 2018 and December 31, 2017, the Company’s deposits in foreign countries amounted to approximately $76.8 million and $32.8 million, respectively.

At September 30, 2018 and December 31, 2017, accounts receivable related to operations in foreign countries amounted to approximately $92.6 million and $78.1 million, respectively. At September 30, 2018 and December 31, 2017, accounts receivable from the Company’s primary customers amounted to approximately 53% and 57% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 13.6% and 16.3% of the Company’s total revenues for the three months ended September 30, 2018 and 2017, respectively, and 15.7% and 17.4% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 13.7% and 9.1% of the Company’s total revenues for the three months ended September 30, 2018 and 2017, respectively, and 14.9% and 8.9% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017.

Kenya Power and Lighting Co. Ltd. accounted for 18.6% and 17.6% of the Company’s total revenues for the three months ended September 30, 2018 and 2017, respectively, and 16.7% and 15.7% of the Company’s total revenues for the nine months ended September 30, 2018 and 2017, respectively.

The Company has historically been able to collect on substantially all of its receivable balances and believes it will continue to be able to collect all amounts due. Accordingly, no provision for doubtful accounts has been made.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the nine-month period ended September 30, 2018

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

The Company generally provides a one-year warranty against defects in workmanship and materials related to the sale of products for electricity generation. The Company considered the warranty as an assurance type warranty since the warranty provides the customer the assurance that the product complies with agreed-upon specifications. Estimated future warranty obligations are included in operating expenses in the period in which the related revenue is recognized. Such charges are immaterial for the three and nine months ended September 30, 2018 and 2017.

Contract Assets and Liabilities related to our Product segment: Contract assets reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities relate to payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Contract assets (*)	$47,811	$40,945
Contract liabilities (*)	(21,760)	(20,241)
Contract assets, net	$26,051	$20,704

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheet.

The following table presents the significant changes in the contract assets and contract liabilities for the nine months ended September 30, 2018:

	Contract assets	Contract liabilities
	(Dollars in thousands)
Recognition of contract liabilities as revenue as a result of performance obligations satisfied	$-	$22,504
Cash received in advance for which revenues have not yet recognized, net expenditures made	-	(29,796)
Reduction of contract assets as a result of rights to consideration becoming unconditional	(87,510)	-
Contract assets recognized, net of recognized receivables	100,150	-
Net change in contract assets and contract liabilities	12,640	(7,292)

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

On September 30, 2018, we had approximately $226.4 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. We expect to recognize approximately 99% of this amount as Product revenues during the next 24 months and the rest will be recognized thereafter.

The following schedule reconciles revenues accounted for under ASC 840, Leases, and ASC 606, Revenues from Contracts with Customers, to total consolidated revenues for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in thousands)	(Dollars in thousands)
Electricity Revenues accounted under ASC 840, Leases	$111,114	$353,859
Electricity and Product revenues accounted under ASC 606	55,366	174,943
Total consolidated revenues	$166,480	$528,802

Disaggregated revenues from contracts with customers for the three and nine months ended September 30, 2018 are shown under Note 9 – Business Segments, to the condensed consolidated financial statements.

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

The following schedule quantifies the impact of adopting ASC 606 on the statement of operations for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018 under previous standard	Effect of the New Revenue Standard	As reported for the three months ended September 30, 2018
	(Dollars in thousands)
Equity in earnings (losses) of investees, net	$(15)	$(102)	$(117)
Income from continuing operations	10,209	(102)	10,107
Net income attributable to the Company’s stockholders	10,683	(102)	10,581
Retained earnings as of the end of the period	410,972	(102)	410,870

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

	Nine months ended September 30, 2018 under previous standard	Effect of the New Revenue Standard	As reported for the nine months ended September 30, 2018
	(Dollars in thousands)
Equity in earnings (losses) of investees, net	$(1,308)	$2,789	$1,481
Income from continuing operations	84,233	2,789	87,022
Net income attributable to the Company’s stockholders	76,957	2,789	79,746
Retained earnings as of the end of the period	408,081	2,789	410,870

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

Intangibles –Goodwill and Other

 In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update require the entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider the income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update eliminated Step 2 from the goodwill impairment test under the current guidance. Step 2 measures a goodwill impairment loss by comparing the implied fair value of reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this update should be applied on a prospective basis. An entity is also required to disclose the nature of and the reason for the change in accounting principle upon transition. That disclosure should be provided in the first annual period and the interim period within the first annual period when the entity initially adopts the amendments in this update. The amendments in this update are effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the potential impact, if any, of the adoption of these amendments on its consolidated financial statements.

Leases

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update introduces a number of changes and simplifies previous guidance, primarily the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The update retains the distinction between finance leases and operating leases and the classification criteria between the two types remains substantially similar. Also, lessor accounting remains largely unchanged from previous guidance. However, key aspects of the update were aligned with the revenue recognition guidance in Topic 606. Additionally, the update defines a lease as a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. This update requires the modified retrospective transition approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The modified retrospective approach includes a number of optional practical expedients related to identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commenced before the effective date in accordance with the previous generally accepted accounting principles in the United States unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining  minimum rental payments that were tracked and disclosed under previous generally accepted accounting principles in the United States.  In July 2018, the FASB issued ASU 2018-11, Leases, which provided an additional optional transition method for the adoption of the standard as well as additional codification improvements. Under this new transition method, an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the comparative periods presented in the financial statements in which the standard is adopted will continue to be in accordance with the current GAAP. The amendments in this update are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those reporting periods. Early adoption is permitted. The Company is currently in the process of performing a comprehensive evaluation of the impact from adopting the standard on its financial statements which includes, among others, utilizing internal resources to lead the implementation efforts and supplementing them with external resources and accounting professionals, reviewing the Company’s existing lease portfolio and assessing the impact to its business processes and internal control over financial reporting. As the review process is underway, the Company is still evaluating the impact of the adoption of these amendments on its consolidated financial statements. The Company expects that there will be an increase to assets and liabilities related to the recognition of a lease asset and a liability on its existing lease portfolio, however, it does not expect the adoption of the standard to have a material impact on its consolidated statement of operations and comprehensive income.

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

NOTE 3 — INVENTORIES

Inventories consist of the following:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$26,604	$12,007
Self-manufactured assembly parts and finished products	10,838	7,544
Total	$37,442	$19,551

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 4 — INVESTMENT IN AN UNCONSOLIDATED COMPANY

Unconsolidated investments consist of the following:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Sarulla	$67,739	$34,084

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

During the three and nine months ended September 30, 2018, the Company made additional cash equity investments in the Sarulla project of approximately $0 and $3.8 million, respectively, for a total of $62.0 million since inception.

The Sarulla consortium entered into interest rate swap agreements with various international banks, effective as of June 4, 2014, and accounted for the interest rate swap as a cash flow hedge upon which changes in the fair value of the hedging instrument, relative to the effective portion, are recorded in other comprehensive income. The Company’s share of such gains (losses) recorded in other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)		(Dollars in thousands)
Change, net of deferred tax, in unrealized gains (losses) in respect of the Company’s share in derivative instruments of unconsolidated investment	$1,012	$618	$4,175	$271

The related accumulated loss recorded by the Company in other comprehensive income (loss) as of September 30, 2018 is $0.9 million.

As further described above under the heading “New accounting pronouncement effective in the nine-month period ended September 30, 2018” in Note 2 to the condensed consolidated financial statements, the Company adopted ASC 606, Revenue from Contracts with Customers, on January 1, 2018. The impact of the adoption of this standard on its investment in an unconsolidated company amounted to $24.0 million at January 1, 2018. This impact was a result of the unconsolidated company’s variable consideration related to the construction of its power plant for which, under the new guidance, is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The Company adopted the new standard using the modified retrospective approach with a one-time cumulative adjustment to the opening balance of retained earnings of approximately $24.0 million at January 1, 2018, the date of initial application.

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

The following table sets forth certain fair value information at September 30, 2018 and December 31, 2017 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		September 30, 2018
		Fair Value
	Carrying Value at September 30, 2018	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$15,941	$15,941	$15,941	$—	$—
Derivatives:
Contingent receivable (1)	105	105	—	—	105
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(13,798)	(13,798)	—	—	(13,798)
Currency forward contracts (2)	(210)	(210)	—	(210)	—
	$2,038	$2,038	$15,941	$(210)	$(13,693)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

		December 31, 2017
		Fair Value
	Carrying Value at December 31, 2017	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$18,359	$18,359	$18,359	$—	$—
Derivatives:
Contingent receivable (1)	108	108	—	—	108
Currency forward contracts (2)	992	992	—	992	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(13,904)	(13,904)	—	—	(13,904)
Warrants (1)	(3,967)	(3,967)	—	—	(3,967)
	$1,588	$1,588	$18,359	$992	$(17,763)

(1)	These amounts relate to contingent receivables and payables and warrants relating to acquisition of substantially all of the assets of Viridity Energy, Inc. and to the Guadeloupe power plant purchase transaction, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on September 30, 2018 and 2017 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on September 30, 2018 and December 31, 2017, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges (in thousands):

		Amount of recognized gain (loss)
Derivatives not designated as	Location of recognized gain	Three Months Ended September 30,		Nine Months Ended September 30,
hedging instruments	(loss)	2018	2017	2018	2017

Put options on natural gas price	Derivatives and foreign currency transaction gains (losses)	—	(121)	—	(362)
Contingent considerations	Derivative and foreign currency transaction gains (losses)	—	(19)	—	(114)
Currency forward contracts	Derivative and foreign currency and transaction gains (losses)	(198)	(887)	(1,655)	2,832
		$(198)	$(1,027)	$(1,655)	$2,356

In January 2017, the Company entered into Henry Hub Natural Gas Future contracts under which it bought a number of put options covering a notional quantity of approximately 4.1 million British Thermal Units with exercise prices of $3 per put option and expiration dates ranging from January 26, 2017 until November 27, 2017 in order to reduce its exposure to fluctuations in natural gas prices under its PPAs with Southern California Edison. The Company paid an aggregate amount of approximately $0.7 million for these put options.

The foregoing future and forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2018.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	214.2	234.6	215.1	228.6
Olkaria IV Loan - DEG 2	50.1	50.7	50.0	50.0
Amatitlan Loan	30.8	32.8	30.6	33.3
Senior Secured Notes:
OrCal Geothermal Inc. ("OrCal")	24.7	34.2	24.0	32.1
OFC 2 LLC ("OFC 2")	215.9	234.6	221.8	232.5
Don A. Campbell 1 ("DAC 1")	79.0	85.5	84.7	88.3
USG Prudential - NV	29.4	—	28.2	—
USG Prudential - ID	18.7	—	18.9	—
USG DOE	47.2	—	51.4	—
Senior Unsecured Bonds	195.7	200.3	204.3	204.3
Senior Unsecured Loan	99.7	—	100.0	—
Other long-term debt	5.4	7.0	6.4	7.9

The fair value of the long-term debt is determined by a valuation model, which is based on a conventional discounted cash flow methodology and utilizes assumptions of current borrowing rates. The fair value of revolving lines of credit is determined using a comparison of market-based price sources that are reflective of similar credit ratings to those of the Company.

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	—	—	214.2	214.2
Olkaria IV - DEG 2	—	—	50.1	50.1
Amatitlan Loan	—	30.8	—	30.8
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	24.7	24.7
OFC 2 Senior Secured Notes	—	—	215.9	215.9
DAC 1 Senior Secured Notes	—	—	79.0	79.0
USG Prudential - NV	—	—	29.4	29.4
USG Prudential - ID	—	—	18.7	18.7
USG DOE	—	—	47.2	47.2
Senior Unsecured Bonds	—	—	195.7	195.7
Senior Unsecured Loan	—	—	99.7	99.7
Other long-term debt	—	—	5.4	5.4
Revolving lines of credit	—	209.5	—	209.5
Deposits	14.2	—	—	14.2

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - OPIC	$—	$—	$234.6	$234.6
Olkaria IV - DEG 2			50.7	50.7
Amatitlan Loan	—	32.8	—	32.8
Senior Secured Notes:
OFC Senior Secured Notes	—	—	—	—
OrCal Senior Secured Notes	—	—	34.2	34.2
OFC 2 Senior Secured Notes	—	—	234.6	234.6
DAC 1 Senior Secured Notes	—	—	85.5	85.5
Senior Unsecured Bonds	—	—	200.3	200.3
Other long-term debt	—	—	7.0	7.0
Revolving lines of credit	—	51.5	—	51.5
Deposits	15.6	—	—	15.6

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

Risk-free interest rate	2.79%
Expected life (in years)	6
Dividend yield	0.92%
Expected volatility	25.64%
Forfeiture rate for employees	2.78%
Forfeiture rate for members of the senior management	0.0%
Sub-Optimal Exercise Factor for employees	2.0
Sub-Optimal Exercise Factor for members of the senior management	2.8

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Interest related to sale of tax benefits	$2,916	$1,607	$6,086	$5,468
Interest expense	16,571	13,299	45,298	41,620
Less — amount capitalized	(787)	(3,214)	(2,494)	(5,933)
	$18,700	$11,692	$48,890	$41,155

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Weighted average number of shares used in computation of basic earnings per share	50,645	50,367	50,627	49,942
Add:
Additional shares from the assumed exercise of employee stock options	318	500	358	727

Weighted average number of shares used in computation of diluted earnings per share	50,963	50,867	50,985	50,669

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 388,193 and 8,851 for the three months ended September 30, 2018 and 2017, respectively, and 205,990 and 6,494 for the nine months ended September 30, 2018 and 2017, respectively.

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

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables, including, as further described under Note 1 to the consolidated financial statements, the Company's disaggregated revenues from contracts with customers as required by ASC 606:

	Electricity	Product	Other	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2018:
Revenues from external customers:
United States (1)	$64,905	$281	$1,150	$66,336
Foreign (2)	51,986	48,158	—	100,144
Net revenue from external customers	116,891	48,439	1,150	166,480
Intersegment revenue	—	9,236	—	9,236
Segment assets at period end (3) (*)	2,859,354	125,881	74,348	3,059,583
* Including unconsolidated investments	67,739	—	—	67,739

Three Months Ended September 30, 2017:
Net revenue from external customers	$110,876	$44,912	1,397	157,185
Intersegment revenue	—	28,248	—	28,248
Operating income	37,279	7,765	(1,074)	43,970
Segment assets at period end (3) (*)	2,319,083	131,883	52,772	2,503,738
* Including unconsolidated investments	25,367	—	—	25,367

Nine Months Ended September 30, 2018:
Revenues from external customers:
United States (1)	$221,727	$502	$5,217	$227,446
Foreign (2)	149,832	151,524	—	301,356
Net revenues from external customers	371,559	152,026	5,217	528,802
Intersegment revenues	—	45,516	—	45,516
Operating income	94,024	27,614	(4,510)	117,128
Segment assets at period end (3) (*)	2,859,354	125,881	74,348	3,059,583
* Including unconsolidated investments	67,739	—	—	67,739

Nine Months Ended September 30, 2017:
Net revenues from external customers	$337,548	$186,621	$2,278	$526,447
Intersegment revenues	—	61,026	—	61,026
Operating income	116,191	43,398	(2,971)	156,618
Segment assets at period end (3) (*)	2,319,083	131,883	52,772	2,503,738
* Including unconsolidated investments	25,367	—	—	25,367

(1)

Electricity segment revenues in the United States are all accounted under ASC 840, Leases, except for $5.8 million and $17.7 million in the three and nine months ended September 30, 2018 that are accounted under ASC 606 starting in 2018. Product and Other segment revenues in the United States are accounted under ASC 606, as further described under Note 2 to the consolidated financial statements.

(2)

Electricity segment revenues in foreign countries are all accounted under ASC 840, Leases, and Product revenues in foreign countries are accounted under ASC 606 as further described under Note 2 to the consolidated financial statements.

(3)

Electricity segment assets include goodwill in the amount of $26.7 million and $6.8 million as of September 30, 2018 and 2017, respectively. Other segment assets include goodwill in the amount of $13.5 million as of September 30, 2018 and 2017.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue:
Total segment revenue	$166,480	$157,185	$528,802	$526,447
Intersegment revenue	9,236	28,248	45,516	61,026
Elimination of intersegment revenue	(9,236)	(28,248)	(45,516)	(61,026)

Total consolidated revenue	$166,480	$157,185	$528,802	$526,447

Operating income:
Operating income	$25,902	$43,970	$117,128	$156,618
Interest income	214	255	516	861
Interest expense, net	(18,700)	(11,692)	(48,890)	(41,155)
Derivatives and foreign currency transaction gains (losses)	(383)	(1,001)	(2,511)	2,040
Income attributable to sale of tax benefits	4,066	3,506	14,983	14,019
Other non-operating income (expense), net	309	(1,592)	7,662	(1,678)
Total consolidated income before income taxes and equity in income of investees	$11,408	$33,446	$88,888	$130,705

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

On September 11, 2018, the Klein derivative action was filed against the Company, our board and our Chief Executive Officer and Chief Financial Officer in the United States District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action was filed in the same court against the company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freedland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the US District Court, District of Nevada. To date, neither complaint has been served. The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors.

●

Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. (“USG”), a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors.  All of the purported class action suits filed in Federal Court in Idaho have been voluntarily dismissed.  The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). An amended complaint was filed on May 24, 2018 under seal, under a confidentiality agreement that was executed by plaintiff.   The amended Riche complaint alleges state law claims for breach of fiduciary duty against former USG directors and seeks post-closing damages.

●

On June 11, 2018, a putative class action was filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer.  The complaint asserts claim against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act.  The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. Following the Mac Costas claim filing, four additional complaints of similar content were filed by other complainants. The Company has not yet responded to the complaints. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●

On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against Ormat Technologies, Inc. and 11 officers and directors.  The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company violated  Sections 31(a)(1) and 38C of the Israeli Securities Law because it allegedly: (1) misled investors by stating in its financial statements that it maintains effective internal controls over its accounting policies and procedures, however the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. The Company filed an agreed motion to the Tel Aviv District Court to stay the proceedings in Israel until a final decision in the U.S. case (Mac Costas) is adjudicated.

●

On February 18, 2018, Western Watersheds Project ("WWP") filed a notice of appeal and petition for standing with respect to the January 16, 2018 BLM decision approving Addendum 2 to Operation Plan & Utilization Plan for the McGinness Hills Geothermal Project. The appeal alleges that the January 2018 BLM decision authorizing construction and operation of Phase 3 of McGinness Hills causes harm to WWP and its members by allowing degradation of the wildlife habitat of the Greater sage-grouse in that area. The Company has filed a motion to intervene as an interested party in support of the BLM. The litigation was resolved and the settlement for an immaterial amount was approved by the Interior Board of Land appeals.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

●	On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against Puna Geothermal Venture (“PGV”) and other presently unknown defendants. On December 12, 2016, the District Court granted plaintiffs’ motion for joinder of HELCO as a co-defendant, and the case, which had been removed prior to the U.S. District Court for the District of Hawaii, was remanded back to the Third Circuit Court. The amended complaint purports that injuries and other damages in an undisclosed amount were caused to the plaintiffs as a result of an alleged toxic release by PGV in the wake of Hurricane Iselle in August 2014. On June 14, 2017, the Third Circuit Court denied HELCO’s motion to dismiss the complaint against itself which it had filed on March 25, 2017 and agreed to the Company’s request to add two third party defendants, who are, respectively, the distributor and manufacturer of the pressure release valve that failed to reseat during Hurricane Iselle. Discovery is underway. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago.   The Civil Court has issued a “statement of facts” to be proved. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●

Jon Olson and Hilary Wilt, together with Puna Pono Alliance filed a complaint on February 17, 2015 in the Third Circuit Court for the State of Hawaii, requesting declaratory and injunctive relief requiring that PGV comply with an ordinance that the plaintiffs allege will prohibit PGV from engaging in night drilling operations at its KS-16 well site. On May 17, 2015, the original complaint was amended to add the county of Hawaii and the State of Hawaii Department of Land and Natural Resources as defendants to the case. On October 10, 2016, the Third Circuit Court issued its decision in response to each of the plaintiffs’ and defendants’ motions for summary judgment, denying plaintiffs’ motion and granting defendant PGV's and the County of Hawaii’s cross motions for summary judgment, effectively rendering the plaintiffs’ action moot. On January 23, 2017, the plaintiffs filed motion requesting the Intermediate Court of Appeals to address appellate jurisdiction, which was denied by the court on April 20, 2017 as premature, and where the court denied other motions as moot.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended September 30, 2018 and 2017 was 10.4% and 18.6%, respectively, and 3.8% and 38.2% for the nine months ended September 30, 2018 and 2017, respectively. The effective rate differs from the federal statutory rate of 21% for the nine months ended September 30, 2018 due to: (i) the impact of the newly enacted global intangible low tax income (“GILTI”); (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets; (iii) forecasted generation of production tax credits; (iv) impact of U.S. permanent tax adjustments; (v) higher tax rate in Kenya of 37.5% partially offset by a lower tax rate in Israel of 16% and (vi) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras.

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

The Company is applying the guidance in SAB 118 when accounting for the enactment date effects of the Act. As of December 31, 2017, the Company made provisional estimates related to (1) deemed repatriation transition tax; (2) GILTI; (3) valuation allowance; and (4) uncertain tax positions. As of September 30, 2018, the Company made updates to its provisional estimates related to GILTI and valuation allowance. The Company will continue to refine the estimates as it continues its analysis of the statutory provisions and related interpretations. Any changes to a provisional estimate of the tax effect of the Tax Act, that were recorded as of December 31, 2017, will be recorded as a discrete item in the interim period.

The Company continues to analyze specific provisions of the Act, including the newly created requirement that GILTI earned by controlled foreign corporations (CFCs) must be included currently in gross income of the CFC’s U.S. shareholder. In the second quarter of 2018, certain officials from the Treasury and the IRS made public comments about a plan to propose regulations related to GILTI that will confirm how to allocate certain income in the GILTI calculation. The method of allocation is different than the analysis of the law at March 31, 2018 and resulted in a year to date tax benefit of $27.5 million for the decrease of the valuation allowance related to foreign tax credits and production tax credits compared to tax benefit of $44.4 million at March 31, 2018.  This change has been reflected as a discrete item.

The U.S. Department of the Treasury and the IRS recently published proposed regulations under IRC Section 965 (Transition Tax). The Company recorded a tax expense of $29.8 million to reflect the reduction of the deferred tax asset related to foreign tax credits. This amount was offset by a tax benefit of the same amount to reflect the reduction to the related valuation allowance. The Company will continue to evaluate this and other guidance as it completes its accounting related to the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(Unaudited)

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On November 6, 2018, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.1 million ($0.10 per share) to all holders of the Company’s issued and outstanding shares of common stock on November 20, 2018, payable on December 4, 2018.

Stock based awards

On November 7, 2018, the Company granted its directors an aggregate of 15,395 SARs and 17,338 Restricted Stock Units (“RSUs”) under the Company’s 2018 Incentive Plan. The exercise price of each SAR will be the closing share price on November 7, 2018. The grant value for each of the directors is $120,000 and to the chairman of the board is $180,000. Such SARs and RSUs will expire in six years and will vest fully on the first anniversary of the grant date. The fair value of each SAR for the directors on the grant date was $14.8. The fair value of each RSU for the directors on the grant date was $52.6.

Platanares finance agreement

On October 31, 2018, the Company announced that it completed the closing of the finance agreement of the 35 MW Platanares geothermal power plant in Honduras for a total of $124.7 million in the aggregate with Overseas Private Investment Corporation (OPIC), the United States government’s development finance institution, as the sole lender. Following the closing, the Company received a disbursement of $114.7 million representing the full amount of Tranche I of the loan. The second tranche of up to $10 million is expected to be received during the first half of 2019. The Platanares loan is a project finance, non-recourse, loan which carries a fixed interest rate of 7.02% per annum and matures in approximately 14 years.

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

●	the impact of fluctuations in oil and natural gas prices under certain of our power purchase agreements (“PPAs”)

●	the competition with other renewable sources or a combination of renewable sources on the energy price component under future PPAs;

●	risks and uncertainties with respect to our ability to implement strategic goals or initiatives in segments of the clean energy industry or new or additional geographic focus areas;

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

●	construction or other project delays or cancellations;

●	the enforceability of long-term PPAs for our power plants;

●	contract counterparty risk, including late payments;

●	changes in environmental and other laws and regulations to which our company is subject, as well as changes in the application of existing laws and regulations;

●	current and future litigation;

●	our ability to successfully identify, integrate and complete acquisitions;

●	our ability to access the public markets for debt or equity capital quickly;

●	competition from other geothermal energy projects and new geothermal energy projects developed in the future, and from alternative electricity producing technologies;

●	market or business conditions and fluctuations in demand for energy or capacity in the markets in which we operate;

●	when, if and to what extent opportunities under our commercial cooperation agreement with ORIX Corporation may in fact materialize;

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

Our operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal power plants in the U.S., Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as recovered energy generation power plants and storage activity in the U.S.

For the nine months ended September 30, 2018, Electricity segment revenues were $371.6 million, compared to $337.5 million for the nine months ended September 30, 2017, an increase of 10.1% from the prior year period. Product segment revenues for the nine months ended September 30, 2018 were $152.0 million, compared to $186.6 million during the nine months ended September 30, 2017, a decrease of 18.5% from the prior year period. Our Other segment revenues were $5.2 million for the nine months ended September 30, 2018 compared to $2.3 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, our total revenues increased by 0.4% (from $526.4 million to $528.8 million) compared to the corresponding period in 2017.

During the nine months ended September 30, 2018 and 2017, our consolidated power plants generated 4,280,980 megawatt hours (“MWh”) and 3,995,221 MWh, respectively, an increase of 7.2%.

For the nine months ended September 30, 2018, our Electricity segment generated approximately 70.3% of our total revenues, our Product segment generated approximately 28.7% of our total revenues, and our Other segment generated approximately 1.0% of our total revenues. For the nine months ended September 30, 2017, our Electricity segment generated approximately 64.1% of our total revenues, our Product segment generated approximately 35.4% of our total revenues and our Other segment generated approximately 0.4% of our total revenues.

For the nine months ended September 30, 2018, approximately 90.7% of our Electricity segment revenues were from PPAs with fixed energy rates that are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii that provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others.

The energy rates under the PPAs in California for each of the Heber 2 power plant in the Heber complex and the G2 power plant in the Mammoth complex, a total of between 30 megawatts (“MW”) and 40 MW, change primarily based on fluctuations in natural gas prices.

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

Revenues attributable to our Product segment are based on the sale of our products, EPC contracts and the provision of various services to our customers. Product segment revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.

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

●

On October 31, 2018, we announced the completion of the financial closing of the finance agreement totaling $124.7 million in the aggregate for the 35 MW Platanares geothermal power plant in Honduras, with the Overseas Private Investment Corporation (OPIC), the United States government’s development finance institution, as the sole lender. Following the closing we received a disbursement of $114.7 million representing the full amount of Tranche I of the OPIC non-recourse project finance loan that carries a fixed interest rate of 7.02% per annum with a maturity of approximately 14 years. The second tranche of up to $10 million is expected during the first half of 2019.

●

On September 30, 2018, we signed the termination of the Galena 2 Power Purchase Agreement (PPA) with NV Energy, Inc. and agreed to pay a termination fee of approximately $5 million. The Galena 2 geothermal power plant was designated as a facility under the portfolio PPA that we signed with Southern California Public Power Authority (SCPPA) in October 2016 and it is expected to start selling electricity to SCPPA in March 2019. The energy rate under the SCPPA PPA is $75.5 per MWh, more than 50% higher than the current energy price under the terminated PPA.

●

In July 2018 we received a full notice to proceed for the $36 million EPC contract with Cyrq Energy Inc. for the Soda Lake 3 geothermal project in Nevada. This contract will contribute revenues to the Product segment in 2018 as well as in 2019.

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

Located in North Sumatra, Indonesia, the 330 MW Sarulla power plant is one of the world's largest geothermal power plants and it includes three units of approximately 110 MW each, utilizing both steam and brine extracted from the geothermal field to increase the power plant’s efficiency. In addition to being one of the sponsors, the Company also provided the initial conceptual design of the Geothermal Combined Cycle Unit power plant and supplied its OEC. The OECs are producing over 40% of the total power by utilizing low-pressure steam and the separated brine, and as such maximizing resource exploitation for maximum power output.

●

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it recently stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The Company is in negotiations with the insurance companies regarding the reimbursement for loss of profits, damage to the property and the timing of when the loss of profit coverage comes into effect. The Company is currently assessing the damages in the Puna facilities and continue to coordinate with HELCO and local authorities to bring the power plant back to operation. The Company is in the process of building access roads to the site, opening the monitoring wells removing the plugs from the production well and rebuilding the electrical substation. The Company continues to assess the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required. Any significant physical damage to the geothermal resource or continued shut-down following the recent stop of the lava of the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on our business and results of operations.

●

On April 24, 2018, we completed our acquisition of U.S. Geothermal Inc. (“USG”). The total cash consideration (exclusive of transaction expenses) was approximately $110 million, comprised of approximately $106 million funded from available cash of Ormat Nevada Inc. (Ormat Nevada) (to acquire the outstanding shares of common stock of USG) and approximately $4 million funded from available cash of USG (to cash-settle outstanding in-the-money options for common stock of USG). As a result of the acquisition, USG became an indirect wholly owned subsidiary of the Company, and the Company indirectly acquired, among other things, interests held by USG and its subsidiaries in

o	three operating power plants at Neal Hot Springs, Oregon, San Emidio, Nevada and Raft River, Idaho with a total net generating capacity of approximately 38 MW (the USG Operating Projects); and

o

development assets at the Geysers, California; a second phase project at San Emidio, Nevada; a greenfield project in Crescent Valley, Nevada; and the El Ceibillo project located near Guatemala City, Guatemala (the “USG Development Projects”)

USG Operating Projects. USG subsidiaries hold equity interests representing approximately 60% of the outstanding equity interests in a joint venture that owns the Neal Hot Springs generation facility; Enbridge Inc. owns the balance of those equity interests. Otherwise, USG subsidiaries own 100% of the outstanding equity interests in the USG Operating Projects. We currently plan to continue operating all of the USG Operating Projects. We plan to make some investments and technological and operational changes in some of those projects, which are expected to improve the overall financial performance of those assets. One of the operational changes currently being implemented is closing the USG Boise, Idaho “headquarters” and terminating employment of personnel and leases for office space and equipment there. The headquarters staff functions are being performed by current Ormat employees in the region.

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

●

On April 16, 2018, we announced that our Viridity subsidiary expects to start construction of two 20MW/20MWh utility scale, in-front-of-the-meter battery energy storage systems (BESS) located in Plumsted Township and Alpha, New Jersey. One system is expected to come online at the end of 2018 and the second system is expected in the first quarter of 2019. Through Viridity, we will finance, construct, own and operate the projects. The BESS will be utilized to provide ancillary services to assist PJM Interconnection, a regional transmission organization, in balancing the electric grid, and will also be available as a capacity asset. The projects are expected to generate, in 2019, average revenues of between $7 million and $8 million, mainly from ancillary services. The projects derive revenue from the PJM ancillary service and electricity market which is a merchant market and subject to fluctuation.

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

●

We accelerated our efforts to expand business development activities in developing countries where geothermal is considered a local resource that can provide a stable and cost-effective solution to increase access to power. We expect that a variety of local governmental initiatives will create new opportunities for the development of new projects with the potential to realize higher returns on our equity as well as create additional markets for our products. These initiatives include the award of long-term contracts to independent power generators, the creation of competitive wholesale markets for selling and trading energy, capacity and related energy products and the adoption of programs designed to encourage “clean” renewable and sustainable energy sources.

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

●

We have adopted a strategic plan for the growth of our Company, in terms of geographic scope, customer base, and technology platforms covered by our product and service offerings, with a focus on increasing net income from operations.  Under this plan, we will continue to focus on organic growth and increasing operational efficiency of our existing business lines.  In addition, we are actively pursuing domestic and international acquisition opportunities, both within our existing business lines and the solar power generation and energy storage businesses, all of which are targeted as part of the plan. For example, we acquired our interest in the Bouillante geothermal power plant in Guadeloupe and, as noted above, recently acquired USG, a renewable energy company focused on the development, production and sale of electricity from geothermal energy. We also completed the acquisition of our Viridity business during fiscal year 2017. As part of our services offering expansion through our Viridity business, we have developed our BSAAS strategy to provide comprehensive holistic solutions for energy storage, demand response and energy management through nimble and flexible business models, technology and product solutions. We plan to develop, build, own and operate energy storage facilities and provide related services in diversified markets. We will face a number of challenges and uncertainties in implementing this plan, including the integration of the acquired assets as well as potential new acquisitions, and we may revise elements of the plan in response to market conditions or other factors as we move forward with the plan.

●

In the Electricity segment, we expect intense domestic competition from the solar and wind power generation industries to continue and increase as well as increased competition from the solar combined with storage projects. While we believe the expected demand for renewable energy will be large enough to accommodate increased competition, any such increase in competition, including increasing amounts of renewable energy under contract as well as any further decline in natural gas prices attributable to increased production and reduction in energy storage costs are contributing to a reduction in electricity prices. However, despite increased competition from the solar and wind power generation industries, we believe that firm and flexible, base-load electricity, such as geothermal-based energy, will continue to be an important source of renewable energy in areas with commercially viable geothermal resources. In the geothermal industry, we have experienced a decrease in the upfront fee required to secure geothermal leases largely as a result of reduced competition for such leases.

●

In the Product segment, we see new opportunities in New Zealand, the U.S., Asia Pacific and Central and South America. We have experienced increased competition from binary power plant equipment suppliers including the major steam turbine manufacturers. While we believe that we have a distinct competitive advantage based on our technology, accumulated experience and current worldwide share of installed binary generation capacity, an increase in competition may impact our ability to secure new purchase orders from potential customers. The increased competition also leads to further reductions in the prices that we are able to charge for our binary equipment, as we recently experienced in Turkey, which in turn may reduce our profitability. We experience such competition in other places where we are operating. As a result this competition may have an impact on prices and profitability.

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

●	The amounts that we are paid under our PPAs for electricity, capacity and other energy attributes vary for a number of reasons, including:

o	market conditions when the PPA is signed;

o	the competitive environment in the power market where the power plant is located, and the power and other energy attributes are sold; and

o	in the case of contracts described in the prior bullets with variable pricing components, current oil and natural gas prices.

This means, among other things, that the average price per MWh, which is one of the metrics some investors may use to evaluate power plant revenues, can fluctuate from period to period. Based on total Electricity segment revenues, we earned, on average, $88.3 and $89.7 per MWh in the three months ended September 30, 2018 and 2017, respectively. Oil and natural gas prices, together with other factors that affect our Electricity segment revenues, could cause changes in our average price per MWh in the future.

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

●

Our foreign operations are subject to significant political, economic, financial and collection risks which vary by country as well as hostilities that may arise in the countries we operate. As of the date of this report, those risks include security conditions in Israel, the partial privatization of the electricity sector in Guatemala and the political uncertainty currently prevailing in some of the countries, and specifically in Kenya and Honduras, in which we operate as further described in the “Risk Factors” section of our Annual Report on Form 10-K/A for the year ended December 31, 2017. All such risks may affect our ability to further grow our activity in these countries including our ability to collects overdue payments. Although we maintain, among other things, political risk insurance for most of our investments in foreign power plants to mitigate these risks, insurance does not provide complete coverage with respect to all such risks.

●

Turkey’s geothermal market is one of the fastest growing markets in the geothermal industry worldwide, mainly due to governmental and regulatory support. Turkey is ranked seventh globally with an installed geothermal capacity of approximately 1,000 MW. Since 2006, we have supplied our state-of-the-art binary equipment to over 32 projects in Turkey, which account for over 45% of the total installed geothermal capacity in Turkey as of September 2018. As a major equipment supplier in the Turkish geothermal market we are involved in a number of projects that are currently under construction and plan to continue our marketing efforts to secure new contracts. Our revenue exposure to the Turkish market increased in 2018 and is expected to remain significant in 2019, as we signed a number of new contracts in Turkey. The continued deterioration in the Turkish economy, devaluation in the Turkish Lira and increase in local interest rates or a decline in government support for the development of geothermal power in the country could affect local demand for the geothermal equipment and services we provide, collection from our customers or the prices we may charge for such equipment and services. We are monitoring any change in the political and business environments that may affect our future business and operations in the country. We established a facility in Turkey in order to locally produce several power plant components that entitle our customers to increased incentives under the renewable energy laws. The use of local equipment in renewable energy based generating facilities in Turkey entitles such facilities to significant benefits under Turkish law, provided such facilities have obtained a renewable energy resource (“RER”) certificate from the Energy Market Regulatory Authority, which requires the issuance of a local certificate. If we do not obtain the local certificate, then some of our customers under the relevant supply agreements in Turkey may not be issued a RER Certificate based on the equipment we supply to them, and we will be required to make a payment to such customers equal to the amount of the expected lost benefit.

●

The Federal Energy Regulatory Commission (“FERC”) is allowed under the Public Utility Regulatory Policies Act, as amended, to terminate, upon the request of a utility, the obligation of the utility to purchase the output of a Qualifying Facility if FERC finds that there is an accessible competitive market for energy and capacity from the Qualifying Facility. FERC has granted the California investor owned utilities a waiver of the mandatory purchase obligations from Qualifying Facilities above 20 MW. If the utilities in the regions in which our domestic power plants operate were to be relieved of the mandatory purchase obligation, they would not be required to purchase energy from us upon termination of the existing PPA, which could have an adverse effect on our revenues.

●

While the recently enacted Tax Act reduces the corporate tax rate, it is also expected to increase the cost of capital for renewable energy projects.  Such projects often rely on "tax equity" as a core financing tool.  Tax equity is a form of financing that is repaid partly in tax benefits and partly in cash.  There are two types of federal income tax benefits on renewable energy projects: a tax credit and depreciation, or the ability to deduct the cost of the project.  The reduction in the corporate tax rate from 35 percent to 21 percent reduces the value of the depreciation.  Therefore, less tax equity can be raised on projects.  The gap in the capital structure must be filled with debt and/or more expensive sponsor equity.  The Tax Act allowed the full cost of equipment acquired after September 27, 2017 to be deducted immediately.  However, the tax equity market is not expected to be interested in this tax benefit and, in fact, because of the way tax equity works, the Company has had in some tax equity deals to take depreciation on a straight-line basis over 12 years rather than on a front-loaded basis over five years, which leads to some further erosion in the present value of the depreciation.  Other effects of the Tax Act were discussed earlier under Note 11 – Income Taxes to our condensed consolidated financial statements.

Revenues

We generate our revenues from the sale of electricity from our geothermal and recovered energy-based power plants; the design, manufacture and sale of equipment for electricity generation and the construction, installation and engineering of power plant equipment and the sale of BSAAS systems and demand response and energy management services.

Revenues attributable to our Electricity segment are derived from the sale of electricity from our power plants pursuant to long-term PPAs. While approximately 90.7% of our Electricity revenues for the nine months ended September 30, 2018 were derived from PPAs with fixed price components, we have variable price PPAs in California and Hawaii. Our Standard Offer #4 type of PPAs totaling between 30 MW and 40 MW in California are subject to the impact of fluctuations in natural gas prices while the prices paid for electricity pursuant to the 25 MW PPA for the Puna complex in Hawaii is impacted by the price of oil as well as other commodities. Accordingly, our revenues from those power plants may fluctuate.

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues:
Electricity	$116,891	$110,876	$371,559	$337,548	70.2%	70.5%	70.3%	64.1%
Product	48,439	44,912	152,026	186,621	29.1	28.6	28.7	35.4
Other	1,150	1,397	5,217	2,278	0.7	0.9	1.0	0.4
Total	$166,480	$157,185	$528,802	$526,447	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Other segments for the periods indicated;

	Revenue (dollars in thousands)				% of Revenue for Period Indicated
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Electricity Segment:
United States	$64,905	$69,269	$221,727	$216,214	55.5%	62.5%	59.7%	64.1%
Foreign	51,986	41,607	149,832	121,334	44.5	37.5	40.3	35.9
Total	$116,891	$110,876	$371,559	$337,548	100%	100%	100%	100%

Product Segment:
United States	$281	$271	$502	$946	0.6%	0.6%	0.3%	0.5%
Foreign	48,158	44,641	151,524	185,675	99.4	99.4	99.7	99.5
Total	$48,439	$44,912	$152,026	$186,621	100%	100%	100%	100%

Other Segment:
United States	$1,150	$1,397	$5,217	$2,278	100.0%	100.0%	100.0%	100.0%
Foreign	—	—	—	—	0.0	0.0	0.0	0.0
Total	$1,150	$1,397	$5,217	$2,278	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

Electricity Segment. Our Electricity segment domestic revenues were approximately 48% and 78% higher than our Electricity segment foreign revenues for the nine months ended September 30, 2018 and 2017, respectively, and approximately 25% and 66% higher for the three months ended September 30, 2018 and 2017, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants.

Product Segment. Our Product segment foreign revenues were approximately 99% of our total Product segment revenues for both the three and nine months ended September 30, 2018 and 2017. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Relative Contributions. While our combined (domestic and foreign) Electricity segment revenues exceeded our combined Product segment revenues by approximately $220 million and $151 million, respectively, for the nine months ended September 30, 2018 and 2017, and by approximately $68 million and $66 million, respectively, for the three months ended September 30, 2018 and 2017, respectively, Product segment revenues resulted in higher pre-tax income (primarily from foreign operations) for both of those periods. In the Other segment, all revenues and related pre-tax income are from domestic operations.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our geothermal power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues. The prices (primarily for capacity) paid for electricity under the PPAs with Southern California Edison and Pacific Gas and Electricity (“PG&E”) in California for the Heber 2 power plant in the Heber complex, the Mammoth complex and the North Brawley power plant are higher in the months of June through September. The higher payments payable by Southern California Edison and PG&E in the summer months partly offset the negative impact on our revenues from lower generation in the summer attributable to the higher ambient temperature. As a result, we receive, and expect to continue to receive in the future, lower revenues from these power plants and complexes during such months.

 Breakdown of Cost of Revenues

Electricity Segment

The principal cost of revenues attributable to our operating power plants includes operation and maintenance expenses comprised of salaries and related employee benefits, equipment expenses, costs of parts and chemicals, costs related to third-party services, lease expenses, royalties, startup and auxiliary electricity purchases, property taxes, insurance and, for some of our projects, purchases of make-up water for use in our cooling towers and also depreciation and amortization. In our California power plants, our principal cost of revenues also includes transmission charges and scheduling charges. In some of our Nevada power plants, we also incur transmission and wheeling charges. Some of these expenses, such as parts, third-party services and major maintenance, are not incurred on a regular basis. This results in fluctuations in our expenses and our results of operations for individual power plants from quarter to quarter. Payments made to government agencies and private entities on account of site leases where power plants are located are included in cost of revenues. Royalty payments, included in cost of revenues, are made as compensation for the right to use certain geothermal resources and are paid as a percentage of the revenues derived from the associated geothermal rights. Royalties constituted approximately 4.3% and 4.1% of Electricity segment revenues for the nine months ended September 30, 2018 and September 30, 2017, respectively, and approximately 4.3% and 4.0% of Electricity segment revenues for the three months September 30, 2018 and September 30, 2017, respectively.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Our cash and cash equivalents and restricted cash and cash equivalents increased to $155.1 million as of September 30, 2018 from $96.6 million as of December 31, 2017. This increase was primarily attributable to (i) $103.2 million derived from operating activities during the nine months ended September 30, 2018, (ii) $100.0 million of proceeds from a senior unsecured loan, (iii) net proceeds of $158.0 million from our revolving credit lines with commercial banks (iv) restricted cash held by USG at acquisition date of $27.0 million, (v) cash received from insurance recoveries of $7.2 million; and (vi) proceeds from sale of limited liability company interest in Tungsten, net of transaction costs of $32.4 million. This increase was partially offset by: (i) our use of $200.7 million to fund capital expenditures, (ii) cash paid for acquisition of controlling interest in USG, net of cash acquired of $95.1 million, (iii) repayment of $41.9 million of long-term debt, (iv) a $21.8 million dividend paid, (v) $9.6 million paid to noncontrolling interest and (vi) an investment in an unconsolidated company of $3.8 million. Our corporate borrowing capacity under committed lines of credit with different commercial banks as of September 30, 2018 was $468.0 million, as described below under “Liquidity and Capital Resources”. As of September 30, 2018, we have utilized $375.8 million of our corporate borrowing capacity of which $159.5 million were utilized for cash withdrawals and the remainder for other letters of credit.

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

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. Starting 2018, we disclose our energy storage, demand response and energy management services under the Other segment and as such, the two tables below show our revenues, cost of revenues and gross profit for our three reportable segments: Electricity, Product and Other. A comparison of the different periods described below may be of limited utility primarily as a result of (i) our recent construction or disposition of new power plants and enhancement of acquired power plants; and (ii) fluctuation in revenues from our Product segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$116,891	$110,876	$371,559	$337,548
Product	48,439	44,912	152,026	186,621
Other	1,150	1,397	5,217	2,278
	166,480	157,185	528,802	526,447
Cost of revenues:
Electricity	79,845	64,444	234,563	193,676
Product	35,669	32,218	106,968	125,102
Other	2,174	1,330	7,645	3,573
	117,688	97,992	349,176	322,351
Gross profit
Electricity	37,046	46,432	136,996	143,872
Product	12,770	12,694	45,058	61,519
Other	(1,024)	67	(2,428)	(1,295)
	48,792	59,193	179,626	204,096
Operating expenses:
Research and development expenses	706	716	3,065	2,368
Selling and marketing expenses	8,578	3,630	15,989	12,083
General and administrative expenses	13,606	10,877	43,325	33,027
Write-off of unsuccessful exploration activities	—	—	119	—
Operating income	25,902	43,970	117,128	156,618
Other income (expense):
Interest income	214	255	516	861
Interest expense, net	(18,700)	(11,692)	(48,890)	(41,155)
Derivatives and foreign currency transaction gains (losses)	(383)	(1,001)	(2,511)	2,040
Income attributable to sale of tax benefits	4,066	3,506	14,983	14,019
Other non-operating income (expense), net	309	(1,592)	7,662	(1,678)
Income from continuing operations before income taxes and equity in losses of investees	11,408	33,446	88,888	130,705
Income tax (provision) benefit	(1,184)	(6,224)	(3,347)	(49,993)
Equity in earnings (losses) of investees, net	(117)	337	1,481	(1,690)
Net income	10,107	27,559	87,022	79,022
Net income attributable to noncontrolling interest	474	(3,599)	(7,276)	(11,228)
Net income attributable to the Company's stockholders	$10,581	$23,960	$79,746	$67,794
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.21	$0.48	$1.58	$1.36
Diluted:
Net income	$0.21	$0.47	$1.56	$1.34
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,645	50,367	50,627	49,942
Diluted	50,963	50,867	50,985	50,669

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statements of Operations Data:
Revenues:
Electricity	70.2%	70.5%	70.3%	64.1%
Product	29.1	28.6	28.7	35.4
Other	0.7	0.8	1.0	0.4
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	68.3	58.1	63.1	57.4
Product	73.6	71.7	70.4	67.0
Other	189.0	95.2	146.5	156.8
	70.7	62.3	66.0	61.2
Gross profit
Electricity	31.7	41.9	36.9	42.6
Product	26.4	28.3	29.6	33.0
Other	(89.0)	4.8	(46.5)	(56.8)
	29.3	37.7	34.0	38.8
Operating expenses:
Research and development expenses	0.4	0.5	0.6	0.4
Selling and marketing expenses	5.2	2.3	3.0	2.3
General and administrative expenses	8.2	6.9	8.2	6.3
Write-off of unsuccessful exploration activities	0.0	0.0	0.0	0.0
Operating income	15.6	28.0	22.1	29.8
Other income (expense):
Interest income	0.1	0.2	0.1	0.2
Interest expense, net	(11.2)	(7.4)	(9.2)	(7.8)
Derivatives and foreign currency transaction gains (losses)	(0.2)	(0.6)	(0.5)	0.4
Income attributable to sale of tax benefits	2.4	2.2	2.8	2.7
Other non-operating income (expense), net	0.2	(1.0)	1.4	(0.3)
Income from continuing operations before income taxes and equity in losses of investees	6.9	21.3	16.8	24.8
Income tax (provision) benefit	(0.7)	(4.0)	(0.6)	(9.5)
Equity in earnings (losses) of investees, net	(0.1)	0.2	0.3	(0.3)
Net income	6.1	17.5	16.5	15.0
Net income attributable to noncontrolling interest	0.3	(2.3)	(1.4)	(2.1)
Net income attributable to the Company's stockholders	6.4%	15.2%	15.1%	12.9%

Comparison of the Three Months Ended September 30, 2018 and the Three Months Ended September 30, 2017

Total Revenues

Total revenues for the three months ended September 30, 2018 were $166.5 million, compared to $157.2 million for the three months ended September 30, 2017, which represented an increase of 5.9% from the prior year period. This increase was attributable to both our Electricity and Product segments, in which revenues increased by 5.4% and 7.9%, compared to the corresponding period in 2017. The increase was partially offset due to a decrease of $0.3 million of revenues in our Other segment compared to the corresponding period in 2017.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended September 30, 2018 were $116.9 million, compared to $110.9 million for the three months ended September 30, 2017, representing a 5.4% increase from the prior period. This increase was primarily attributable to (i) the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, with revenues of $8.8 million for the three months ended September 30, 2018 compared to $1.6 million for the three months ended September 30, 2017, (ii) the commencement of commercial operation of our Tungsten Mountain power plant in Nevada, effective December 2017, with revenues of $3.4 million for the three months ended September 30, 2018 and the commencement of commercial operation of our Plant 1 expansion project in the Olkaria III complex in Kenya, effective June 2018; and (iii) the consolidation of USG which was acquired on April 24, 2018, with revenues of $7.2 million for the three months ended September 30, 2018. The increase was partially offset due to (i) a decrease in revenues at our Puna power plant that was immediately shut down following the Kilauea volcanic eruption on May 3, 2018 and (ii) by a decrease in generation at some of our power plants that were taken offline to address maintenance issues and enhancements, high ambient temperature and curtailments.

Power generation in our power plants increased by 7.1% from 1,236,003 MWh in the three months ended September 30, 2017 to 1,323,701 MWh in the three months ended September 30, 2018 primarily because of the increase in generation due to the commencement of commercial operation of our Platanares power plant in Honduras, Tungsten Mountain power plant in Nevada, Plant 1 expansion in Kenya, and due to the acquisition of USG. The increase was partially offset by a decrease in generation at (i) our Puna power plant due to the Kilauea volcanic eruption and (ii) some of our other power plants mainly due to maintenance issues and high ambient temperature.

Product Segment

Revenues attributable to our Product segment for the three months ended September 30, 2018 were $48.4 million, compared to $44.9 million for the three months ended September 30, 2017, which represented a 7.9% increase. The increase in our Product segment revenues was attributable to the start of our new projects in Turkey which provided $42.8 million in revenue recognition during the three months ended September 30, 2018. The increase was partially offset due to (i) the timing of revenue recognition, and (ii) other projects in Turkey, which were completed in 2017.

Other Segment

Revenues attributable to our Other segment for the three months ended September 30, 2018 were $1.1 million compare to $1.4 million in 2017.  The Other segment includes revenues from the provision of energy storage, demand response and energy management services by our Viridity business following the acquisition of substantially all of the business and assets of Viridity Energy, Inc. on March 15, 2017.

Total Cost of Revenues

Total cost of revenues for the three months ended September 30, 2018 was $117.7 million, compared to $98.0 million for the three months ended 2017, which represented an 20.1% increase. This increase was attributable to an increase in cost of revenues from both our Electricity and Product segments. As a percentage of total revenues, our total cost of revenues for the three months ended September 30, 2018 increased to 70.7% from 62.3% for the three months ended September 30, 2017. This increase was attributable to an increase in cost of revenues as a percentage of total revenues in our both Electricity and Product segments.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2018 was $79.8 million, compared to $64.4 million for the three months ended September 30, 2017. This increase was primarily attributable to: (i) additional cost of revenues from the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, our Tungsten Mountain power plant in Nevada, effective December 2017 and commencement of commercial operation of our Plant 1 expansion project in the Olkaria III complex in Kenya, effective June 2018, (ii) $3.8 million higher costs compared to the same period 2017 related to pump failures that we had to replace in some of our power plants and (iii) the consolidation of USG which was acquired on April 24, 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended September 30, 2018 was 68.3%, compared to 58.1% for the three months ended September 30, 2017. This increase was primarily attributable to the Puna power plan in Hawaii under which we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the Kilauea volcanic eruption. Excluding the impact of the shutdown in Puna, cost of revenues for the three months ended September 2018 was 35.3% of the Electricity revenue.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended September 30, 2018 was $35.7 million, compared to $32.2 million for the three months ended September 30, 2017, which represented a 10.7% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended September 30, 2018 was 73.6%, compared to 71.7% for the three months ended September 30, 2017. This increase was primarily attributable to a different scope and different margins in the various sales contracts we entered into for the Product segment during these periods as well as the increased competition and reduction in margin in our projects.

Other Segment

Cost of revenues attributable to our Other segment for the three months ended September 30, 2018 were $2.2 million as compared to $1.3 million in the three months ended September 30, 2017.  The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services by our Viridity business.

Research and Development Expenses, Net

Research and development expenses for the three months ended September 30, 2018 were $0.7 million, compared to $0.7 million for the three months ended September 30, 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2018 were $8.6 million, compared to $3.6 million for the three months ended September 30, 2017. This increase was primarily due to the $5.0 million termination fee paid to NV Energy related to the termination of the Galena 2 PPA. Selling and marketing expenses for the three months ended September 30, 2018, excluding the termination fee, constituted 2.2% of total revenues for such period, compared to 2.3% for the three months ended September 30, 2017.

General and Administrative

General and administrative expenses for the three months ended September 30, 2018 were $13.6 million, compared to $10.9 million for the three months ended September 30, 2017. The increase was primarily attributable to: (i) an increase in stock-based compensation costs associated with grants made to CEO, senior management and employees in May and June 2018, respectively; and (ii) an increase in costs associated with our identification of a material weakness related to taxes in the fourth quarter of 2017 and the additional work and controls to compensate for such material weakness as well as the identified restatement of our second, third and fourth quarter financial statements and its full-year 2017 financial statements and the associated work related to the restatement. General and administrative expenses for the three months ended September 30, 2018 constituted 8.2% of total revenues for such period, compared to 6.9% for the three months ended September 30, 2017.

Operating Income

Operating income for the three months ended September 30, 2018 was $25.9 million, compared to $44.0 million for the three months ended September 30, 2017, which represented a 41.1% decrease. The decrease in operating income was attributable to the decrease in our Electricity segment gross margin, the $5.0 million termination fee of Galena 2 PPA, and the increase in general and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the three months ended September 30, 2018 was $20.2 million, compared to $37.3 million for the three months ended September 30, 2017. The decrease in operating income attributable to our Electricity segment was primarily related to the Puna power plant in Hawaii where we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the lava event in May 3, 2018, and the Galena 2 termination fee as discussed above. Operating income attributable to our Product segment for the three months ended September 30, 2018 was $7.3 million, compared to $7.8 million for the three months ended September 30, 2017. Operating loss attributable to our Other segment for the three months ended September 30, 2018 was $1.5 million, compared to $1.1 million for the three months ended September 30, 2017.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2018 was $18.7 million, compared to $11.7 million for the three months ended September 30, 2017. This increase was primarily attributable to: (i) $100.0 million of proceeds from a senior unsecured loan received on March 22, 2018; and (ii) net increase in our revolving credit lines with commercial banks; and (iii) a decrease of $2.4 million in interest capitalized to projects; (iv) additional debt from to the acquisition of USG, and (v) $1.3 million increase in interest related to the sale of tax benefits, partially offset by lower interest expense as a result of principal payments of long term debt.

Derivatives and foreign Currency Transaction Gains (losses)

Derivatives and foreign currency transaction losses for the three months ended September 30, 2018 were $0.4 million, compared to gains of $1.0 million for the three months ended September 30, 2017. Derivatives and foreign currency transaction losses for the three months ended September 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction gains for the three months ended September 30, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Tax equity is a form of financing used for renewable energy projects. In some such financings, the Company may realize income when the financing is put in place or over time as a consequence of how the financing is structured. Income attributable to such financings (as described below under “Opal Transaction” and “Tungsten Transaction”) for the three months ended September 30, 2018 was $4.1 million, compared to $3.5 million for the three months ended September 30, 2017. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo LLC ("Opal Geo") and ONGP LLC (“ONGP”) and allocated to the investor in the three months ended September 30, 2018 compared to the value of PTCs and taxable income or loss generated by Opal Geo and ORTP, LLC (ORTP) and allocated to the investors in the three months ended September 30, 2017.

Other non-operating Income (expense), net

Other non-operating income, net for the three months ended September 30, 2018 was $0.4 million, compared to Other non-operating expense, net of $1.6 million for the three months ended September 30, 2017. Other non-operating expense, net for the nine months ended September 30, 2017 includes a make whole premium of $1.9 million resulting from the prepayment of $14.3 million aggregate principal amount of our OFC Senior Secured Notes (as described under Liquidity and Capital Resources below) and $11.8 million aggregate principal amount of our DEG loan (as described under Liquidity and Capital Resources below).

Income Taxes

The Income tax provision for the three months ended September 30, 2018 was $1.2 million compared to income tax provision of $6.2 million for the three months ended September 30, 2017. Our effective tax rate for the three months ended September 30, 2018 and September 30, 2017, was 10.4% and 18.6%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our annual effective tax rate, excluding the impact of the valuation allowance release for the three months ended September 30, 2018 is approximately 44%. Our aggregate effective tax rate for the three months ended September 30, 2018 differs from the 21% U.S. federal statutory tax rate due to: (i) the impact of the newly enacted global intangible low tax income (“GILTI”); (ii) a partial valuation allowance increase against the Company’s U.S. deferred tax assets as discussed below; (iii) forecasted generation of production tax credits; (iv) impact of U.S. permanent tax adjustments; (v) higher tax rate in Kenya of 37.5% partially offset by a lower tax rate in Israel of 16%; (vi) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras; and (vii) a decrease to the valuation allowance of $28.8 million, which resulted primarily from the Company’s further analysis related to the impact of the Tax Cuts and Jobs Act during the third quarter of 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to include in taxable income an amount on certain repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax ("BEAT"), a new minimum tax; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

See Note 11 of our condensed consolidated financial statements for discussion regarding incremental accounting adjustments related to the Tax Act.

Equity in Earnings (losses) of investees, net

    Equity in earnings (losses) of investees, net for the three months ended September 30, 2018 was a loss of $0.1 million, compared to a profit of $0.4 million for the three months ended September 30, 2017. Equity in losses of investees, net is derived from our 12.75% share in the earnings or losses of the Sarulla project.

Net Income

Net income for the three months ended September 30, 2018 was $10.1 million, compared to net income of $27.6 million for the three months ended September 30, 2017, which represents a decrease of $17.5 million. This decrease in net income was primarily attributable to a decrease in operating income of $18.1 million, an increase of $7.0 million in interest expense, net, partially offset by a decrease in income tax provision of $5.0 million.

Net Income (Loss) attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended September 30, 2018 was $10.6 million, compared to net income of $24.0 million for the three months ended September 30, 2017, which represents a decrease of $13.4 million. This decrease was primarily attributable to the decrease in net income of $17.5 million, partially offset by a decrease of $4.1 million in net income attributable to noncontrolling interest mainly due to the shutdown of the Puna power plant in Hawaii, all as discussed above.

Comparison of the Nine Months Ended September 30, 2018 and the Nine Months Ended September 30, 2017

Total Revenues

Total revenues for the nine months ended September 30, 2018 were $528.8 million, compared to $526.4 million for the nine months ended September 30, 2017, which represented a 0.4% increase from the prior year period. This increase was attributable to our Electricity segment, in which revenues increased by 10.1% as compared to the corresponding period in 2017, and $5.2 million revenues as compared to $2.3 million for the nine months ended September 30, 2018 and 2017, respectively from our Other segment generated by our Viridity business from the provision of energy storage, demand response and energy management services. This increase was partially offset by a 18.5% decrease in our Product segment revenues compared to the corresponding period in 2017, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the nine months ended September 30, 2018 were $371.6 million, compared to $337.5 million for the nine months ended September 30, 2017, representing a 10.1% increase from the prior year period. This increase was primarily attributable to (i) the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, with revenues of $25.2 million for the nine months ended September 30, 2018 compared to $1.6 million for the nine months ended September 30, 2017, (ii) the commencement of commercial operation of our Tungsten Mountain power plant in Nevada, effective December 2017, with revenues of $11.2 million for the nine months ended September 30, 2018, and the commencement of commercial operation of our Plant 1 expansion project in the Olkaria III complex in Kenya, effective June 2018, (iii) higher energy rates under the new Ormesa 1 PPA commencing in December 2017 and (iv) the consolidation of USG which was acquired on April 24, 2018, with revenues of $10.7 million for the nine months ended September 30, 2018. The increase was partially offset due to a decrease in (i) revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018 and (ii) generation at some of our other power plants that were taken offline to address maintenance issues and enhancements, high ambient temperature and curtailments.

Power generation in our power plants increased by 7.2% from 3,995,221 MWh in the nine months ended September 30, 2017 to 4,280,980 MWh in the nine months ended September 30, 2018 primarily because of an increase in generation due to the commencement of commercial operation of our Platanares power plant in Honduras, Tungsten Mountain power plant in Nevada, and Plant 1 expansion in Kenya and due to the acquisition of USG. The increase was partially offset by a decrease in generation at (i) our Puna power plant due to the Kilauea Volcanic Eruption and and (ii) some of our other power plants mainly due to maintenance issues and high ambient temperature.

Product Segment

Revenues attributable to our Product segment for the nine months ended September 30, 2018 were $152.0 million, compared to $186.6 million for the nine months ended September 30, 2017, which represented a 18.5% decrease. The decrease in our Product segment revenues was attributable to the timing of revenue recognition. We recognized approximately $26.1 million and $23.1 million in revenues, from the New Zealand and China projects, respectively, in the nine months ended September 30, 2017, compared to $7.7 million and $0.3 million in the nine months ended September 30, 2018. The total contract price for the New Zealand project scheduled to be completed in the fourth quarter of 2018 is $37.7 million, and the total contract price for the China project to be completed in 2018 is $23.8 million. The decrease in our Product segment revenues was also attributable to other projects in Turkey, which were completed in 2017, and by a decrease in revenues as a result of completion of our contracts for geothermal projects in Chile and the Sarulla Project. The decrease was partially offset by the start of new projects in Turkey, which provided $121.9 million in revenue recognition during the nine months ended September 30, 2018.

Other Segment

Revenues attributable to our Other segment for the nine months ended September 30, 2018 were $5.2 million compared to $2.3 million for the nine months ended September 30, 2017.  The other segment includes revenues from the provision of energy storage demand response and energy management services by our Viridity business following the acquisition of substantially all of the business and assets of Viridity Energy, Inc. on March 15, 2017.

Total Cost of Revenues

Total cost of revenues for the nine months ended September 30, 2018 was $349.2 million, compared to $322.4 million for the nine months ended September 30, 2017, which represented a 8.3% increase. This increase was attributable to an increase in cost of revenues from our Electricity segment, and $7.6 million cost of revenues from our Other segment generated by our Viridity business. This increase was partially offset by a 14.5% decrease in our Product segment cost of revenues compared to the corresponding period in 2017, all as discussed below. As a percentage of total revenues, our total cost of revenues for the nine months ended September 30, 2018 increased to 66.0% from 61.2% for the nine months ended September 30, 2018. This increase was attributable to an increase in cost of revenues as a percentage of total revenues in both our Electricity and Product segments.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2018 was $234.6 million, compared to $193.7 million for the nine months ended September 30, 2017. This increase was primarily attributable to: (i) additional cost of revenues from the commencement of commercial operation of our Platanares power plant in Honduras, effective September 2017, and of our Tungsten Mountain power plant in Nevada, effective December 2017, (ii) $7.5 million higher costs compare to the same period 2017 related to pump failures that we had to replace in some of our power plants, and (iii) the consolidation of USG which was acquired on April 24, 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the nine months ended September 30, 2018 was 63.1%, compared to 57.4% for the nine months ended September 30, 2017. This increase was primarily attributable to the gross loss from USG due to planned outages that were longer than expected and to the Puna power plant in Hawaii under which we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the Kilauea volcanic eruption in May 3, 2018. Excluding the impact of the shutdown in Puna, cost of revenues for the nine months ended September 30, 2018 was 39.3% of the Electricity segment revenue.

Product Segment

Total cost of revenues attributable to our Product segment for the nine months ended September 30, 2018 was $107.0 million, compared to $125.1 million for the nine months ended September 30, 2017, which represented a 14.5% decrease. This decrease was primarily attributable to the decrease in Product segment revenues, as discussed above. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the nine months ended September 30, 2018 was 70.4%, compared to 67.0% for the nine months ended September 30, 2017. This increase was primarily attributable to a different product scope and different margins in the various sales contracts we entered into for the Product segment during these periods.

Other Segment

Cost of revenues attributable to our Other segment for the nine months ended September 30, 2018 were $7.6 million compared to $3.5 million for the nine months ended September 30, 2017. In 2018, the Company started disclosing its energy storage and power load management business activity under the Other segment. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services by our Viridity business.

Research and Development Expenses, Net

Research and development expenses for the nine months ended September 30, 2018 were $3.1 million, compared to $2.4 million for the nine months ended September 30, 2017.

Selling and Marketing Expenses

Selling and marketing expenses for the nine months ended September 30, 2018 were $16.0 million compared to $12.1 million for the nine months ended September 30, 2017. This increase was primarily due to the $5.0 million termination fee paid to NV Energy related to the termination of the Galena 2 PPA. The increase was partially offset due to lower sales commissions related to our Product segment because of lower revenues and lower commissions due to the nature of the contracts. Selling and marketing expenses for the nine months ended September 30, 2018 excluding the termination fee constituted 2.1% of total revenues for such period, compared to 2.3% for the nine months ended September 30, 2017.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2018 were $43.3 million compared to $33.0 million for the nine months ended September 30, 2017. The increase was primarily attributable to (i) general and administrative expenses resulting from first time inclusion of USG, (ii) general and administrative expenses from our Viridity business which we acquired on March 15, 2017; and (iii) an increase in costs associated with our identification of a material weakness related to taxes in the fourth quarter of 2017 and the additional work and controls to compensate for such material weakness as well as the restatement of second, third and fourth quarter financial statements and its full-year 2017 financial statements and related expenses. General and administrative expenses for the nine months ended September 30, 2017 included to $2.1 million charge for stock-based compensation expense associated with the acceleration of the vesting period of the stock options previously held by our CEO and the CFO and exercised in connection with the ORIX acquisition of 22% shares of the Company. General and administrative expenses for the nine months ended September 30, 2018 constituted 8.2% of total revenues for such period, compared to 6.3% for the nine months ended September 30, 2017.

Operating Income

Operating income for the nine months ended September 30, 2018 was $117.1 million, compared to $156.6 million for the nine months ended September 30, 2017, which represented a 25.2% decrease. The decrease in operating income was attributable to the decrease in both our Electricity and Product segments gross margin, the $5.0 million termination fee of the Galena 2 PPA, and the increase in general and administrative expenses, as discussed above. Operating income attributable to our Electricity segment for the nine months ended September 30, 2018 was $94.0 million, compared to $116.2 million for the nine months ended September 30, 2017. The decrease in operating income attributable to our Electricity segment was primarily attributable to the gross loss from USG, the shutdown of the Puna power plant in Hawaii where we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the lava event on May 3, 2018, and Galena 2 termination fee as discussed above. Operating income attributable to our Product segment for the nine months ended September 30, 2018 was $27.6 million, compared to $43.4 million for the nine months ended September 30, 2017. Operating loss attributable to our Other segment for the nine months ended September 30, 2018 was $4.5 million compared to $3.0 million for the nine months ended September 30, 2017

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2018 was $48.9 million, compared to $41.2 million for the nine months ended September 30, 2017. This increase was primarily attributable to (i) $100.0 million of proceeds from a senior unsecured loan received on March 22, 2018, (ii) net increase in our revolving credit lines with commercial banks, (iii) a decrease of $3.4 million in interest capitalized to projects, (iv) additional debt due to the acquisition of USG, and (v) $0.6 million increase in interest related to the sale of tax benefits, offset partially due to lower interest expense as a result of principal payments of long term debt.

Derivatives and foreign Currency Transaction Gains (losses)

Derivatives and foreign currency transaction losses for the nine months ended September 30, 2018 were $2.5 million, compared to gains of $2.0 million for the nine months ended September 30, 2017. Derivatives and foreign currency transaction losses for the nine months ended September 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction gains for the nine months ended September 30, 2017 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Tax equity is a form of financing used for renewable energy projects. In some such financings, the Company may realize income when the financing is put in place or over time as a consequence of how the financing is structured. Income attributable to such financings. (as described below under “Opal Transaction” and “Tungsten Transaction”) for the nine months ended September 30, 2018 was $15.0 million, compared to $14.0 million for the nine months ended September 30, 2017. This income primarily represents the value of PTCs and taxable income or loss generated by Opal Geo and ONGP allocated to the investor in the nine months ended September 30, 2018 compared to the value of PTCs and taxable income or loss generated by Opal Geo and ORTP, LLC (ORTP) and allocated to the investors in the nine months ended September 30, 2017.

Other non-operating Income (expense), net

Other non-operating income, net for the nine months ended September 30, 2018 was $7.7 million, compared to Other non-operating expense, net of $1.7 million for the nine months ended September 30, 2017. Other non-operating income, net for the nine months ended September 30, 2018 includes an income of $7.2 million insurance settlement of our Puna power plant rig which was damaged by the Kilauea volcanic eruption. Other non-operating expense, net for the nine months ended September 30, 2017 includes a make whole premium of $1.9 million resulting from the prepayment of $14.3 million aggregate principal amount of our OFC Senior Secured Notes and $11.8 million aggregate principal amount of our DEG loan.

Income Taxes

Income tax provision for the nine months ended September 30, 2018 was $3.3 million compared to income tax provision of $50.0 million for the nine months ended September 30, 2017. Our effective tax rate for the nine months ended September 30, 2018 and September 30, 2017, was 3.8% and 38.2%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our annual effective tax rate, excluding the impact of the valuation allowance release for the nine months ended September 30, 2018 is approximately 44%. Our aggregate effective tax rate for the nine months ended September 30, 2018 differs from the 21% U.S. federal statutory tax rate due to: (i) the impact of the newly enacted GILTI, (ii) a partial valuation allowance release against the Company’s U.S. deferred tax assets as discussed below; (iii) forecasted generation of production tax credits; (iv) impact of U.S. permanent tax adjustments (v) higher tax rate in Kenya of 37.5% partially offset with by a lower tax rate in Israel of 16%; (vi) a tax credit and tax exemption related to the Company’s subsidiaries in Guatemala and Honduras; and (vii) a decrease to the valuation allowance of $59.2 million, which resulted primarily from the Company’s further analysis related to the impact of the Tax Act during the third quarter of 2018.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act.  The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to include in taxable income an amount on certain repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate AMT and changing how existing AMT credits can be realized; (vi) creating the BEAT, a new minimum tax; (vii) creating a new limitation on deductible interest expense; and (viii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

See Note 11 to our condensed consolidated financial statements for discussion regarding incremental accounting adjustments related to the Tax Act as of September 30, 2018.

Equity in Earnings (losses) of investees, net

    Equity in earnings (losses) of investees, net for the nine months ended September 30, 2018 was a profit of $1.5 million, compared to a loss of $1.7 million for the nine months ended September 30, 2017. Equity in losses of investees, net is derived from our 12.75% share in the earnings or losses of the Sarulla project.

Net Income

Net income for the nine months ended September 30, 2018 was $87.0 million, compared to $79.0 million for the nine months ended September 30, 2017, which represents an increase of $8.0 million. This increase in net income was primarily attributable to a decrease in income tax provision of $46.6 million and an increase in Other non-operating income, net of $9.3 million partially offset due a decrease in operating income of $39.5 million, an increase of $7.7 million in interest expense, net and a decrease of $4.6 million in derivatives and foreign currency transaction gains, all as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the nine months ended September 30, 2018 was $79.7 million, compared to $67.8 million for the nine months ended September 30, 2017, which represents an increase of $12.0 million. This increase was attributable to the increase in net income of $8.0 million, as well as a decrease of $4.0 million in net income attributable to noncontrolling interest mainly due to the shutdown of the Puna power plant in Hawaii, all as discussed above.

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

As of September 30, 2018, we had access to (i) $72.0 million in cash and cash equivalents, of which $52.3 million is held by our foreign subsidiaries; and (ii) $112.3 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2018 include approximately $49.3 million for capital expenditures on new projects under development or construction, exploration activity, storage activity, investment in our manufacturing facility and operating projects, as well as $103.8 million for debt repayment.

As of September 30, 2018, $209.5 million in the aggregate was outstanding under credit agreements with several banks as described below under “Credit Agreements”

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financings and refinancings (including construction loans and tax equity). Management believes that, based on the current stage of implementation of our strategic plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

During the second quarter of 2017, in conjunction with the final approval of our PPA with SCPPA which will require the Company to make significant capital expenditures in the U.S., the fact that the Company is currently looking for acquisitions in the U.S, and the acquisition of our Viridity business for a price of $35.3 million with an additional earn-out payment expected to be made in 2021, we re-evaluated our position with respect to a portion of the unrepatriated earnings of Ormat Systems Ltd. (“OSL”), our wholly owned subsidiary in Israel, and determined that we can no longer maintain the permanent reinvestment position with respect to a portion of its unrepatriated earnings which will be repatriated to support our capital expenditures in the U.S. Accordingly, and as further described in Note 11 to the condensed consolidated financial statements, the permanent reinvestment assertion of foreign unremitted earnings of OSL was reassessed and removed and the related deferred tax assets and liabilities as well as the estimated withholding taxes on the expected remittance of OSL earnings to the U.S. were recorded in the second quarter of 2017. The estimated U.S. deferred tax assets and liabilities were adjusted as part of the year-end provision based on changes to U.S. tax law resulting from U.S. tax reform.

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

OrCal Geothermal Senior Secured Notes — Non-Recourse

In December 2005, our subsidiary OrCal Geothermal Inc. (“OrCal”) issued $165.0 million of Senior Secured Notes (“OrCal Senior Secured Notes”) for the purpose of refinancing the acquisition cost of the Heber complex. The OrCal Senior Secured Notes have been rated BBB- by Fitch Ratings. Principal and interest on the OrCal Senior Secured Notes, which mature on December 30, 2020, are payable semi-annually. The OrCal Senior Secured Notes are collateralized by substantially all of the assets of OrCal and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OrCal. There are various restrictive covenants under the OrCal Senior Secured Notes which include limitations on additional indebtedness of OrCal and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OrCal. In addition, there are restrictions on the ability of OrCal to make distributions to its shareholders, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.25 (measured semi-annually as of June 30 and December 31 of each year). If OrCal fails to comply with the debt service coverage ratio it will be prohibited from making distributions to its shareholders. We are only required to measure these covenants on a semi-annual basis and as of June 30, 2018, the last measurement date of the covenants, the actual historical 12-month debt service coverage ratio was 2.26 and the pro-forma 12-month debt service coverage ratio was 2.61. There was $24.0 million aggregate principal amount of OrCal Senior Secured Notes outstanding as of September 30, 2018.

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

As of September 30, 2018, $221.8 million in aggregate principal amount of OFC 2 Senior Secured Notes was outstanding. No further OFC 2 Senior Secured Notes of any outstanding or other series will be issued under the Note Purchase Agreement.

The OFC 2 Senior Secured Notes are collateralized by substantially all of the assets of OFC 2 and those of its wholly owned subsidiaries and are fully and unconditionally guaranteed by all of the wholly owned subsidiaries of OFC 2. There are various restrictive covenants under the OFC 2 Senior Secured Notes, which include limitations on additional indebtedness of OFC 2 and its wholly owned subsidiaries. Failure to comply with these and other covenants will, subject to customary cure rights, constitute an event of default by OFC 2. In addition, there are restrictions on the ability of OFC 2 to make distributions to its shareholders, including a historical debt service coverage ratio requirement of at least 1.2 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately preceding the proposed distribution, and a projected future debt service coverage ratio requirement of at least 1.5 (on a blended basis for all OFC 2 power plants), measured, at the time of any proposed distribution, over each of the two six-months periods comprised of distinct consecutive fiscal quarters immediately following such proposed distribution. As of September 30, 2018, our historical debt service coverage ratio was 2.23 and 2.72, respectively for each of the two six-month periods, and our projected future debt service coverage ratio was 2.21 and 2.0, respectively for each of the two six-month periods. The DOE guarantees payment of 80% of principal and interest on the OFC 2 Senior Secured Notes pursuant to Section 1705 of Title XVII of the Energy Policy Act of 2005, as amended.

We provided a guarantee in connection with the issuance of the Series A Notes and Series C Notes, which may be drawn upon if any loss, liability, damage, expense or cost to the Jersey Valley facility is incurred as a result of the interconnection related-agreements of the Dixie Meadows project that we may develop in the future.

Additionally, in order to enable the development of the McGinness Hills 3 Project, which has a common reservoir and certain facilities with the existing McGinness Hills complex, we pledged certain assets and assigned the McGinness Hills 3 PPA in favor of the OFC 2 Lenders.

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

The OPIC Loan is comprised of three tranches:

●

Tranche I in an aggregate principal amount of $85.0 million, which matures on December 15, 2030, bears interest at a fixed rate of 6.34% and was drawn in November 2012, was used to prepay approximately $20.5 million (plus associated prepayment penalty and breakage costs of $1.5 million) of the DEG Loan, as described below under “Full Recourse Third Party Debt”. The remainder of the Tranche I proceeds were used for reimbursement of prior capital expenditures and other corporate purposes. As of September 30, 2018, Tranche I has an outstanding balance of $57.8 million.

●

Tranche II in an aggregate principal amount of $180.0 million, which matures on June 15, 2030 and bears interest at a fixed rate of 6.29%, was used to fund the construction and well field drilling for Plant 2 of the Olkaria III complex. In November 2012 and February 2013, $135.0 million and the remaining $45.0 million, respectively, were drawn under this Tranche II. As of September 30, 2018, Tranche II has an outstanding balance of $124.4 million.

●

Tranche III in an aggregate principal amount of $45.0 million, which matures on December 15, 2030 and bears interest at a fixed rate of 6.12%, was used to fund the construction of Plant 3 of the Olkaria III complex and was drawn down in full in November 2013. As of September 30, 2018, Tranche III has an outstanding balance of $32.9 million.

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

There are various restrictive covenants under the OPIC Loan, which include a required historical and projected 12-month debt service coverage ratio of not less than 1.4 (measured as of March 15, June 15, September 15 and December 15 of each year).  If OrPower 4 fails to comply with these financial ratio covenants, it will be prohibited from making distributions to its shareholders.  In addition, if the debt service coverage ratio falls below 1.1, subject to certain cure rights, such failure will constitute an event of default by OrPower 4.  This covenant in respect of Tranche I became effective on December 15, 2014. As of September 30, 2018, the actual historical and projected 12-month debt service coverage ratio was 2.81 and 3.2, respectively.

As of September 30, 2018, $215.1 million of the OPIC Loan was outstanding.

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

There are various restrictive covenants under the Amatitlàn credit agreement. These include, among others, (i) a financial covenant to maintain a Debt Service Coverage Ratio (as defined in the credit agreement) of not less than 1.15 to 1.00 as of the last day of any fiscal quarter and (ii) limitations on Restricted Payments (as defined in the credit agreement) that, among other things, would limit dividends distribution unless the historical and projected Debt Service Coverage Ratio is not less than 1.25 to 1.00 for the four fiscal quarterly periods (calculated as a single accounting period). As of September 30, 2018, the actual historical and projected 12-month Debt Service Coverage Ratio was 1.4 and 1.76, respectively. The credit agreement includes various events of default that would permit acceleration of the loan (subject in some cases to grace and cure periods). These include, among others, a Change of Control (as defined in the credit agreement) and failure to maintain certain required balances in debt service and maintenance reserve accounts. The credit agreement includes certain equity cure rights for failure to maintain the Debt Service Coverage Ratio and the minimum amounts required in the debt service and maintenance reserve accounts.

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

As of September 30, 2018, $30.6 million of this loan is outstanding.

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

 The DAC1 Senior Secured Notes constitute senior secured obligations of ORNI 47 and are secured by all of the assets of ORNI 47. Under the ORNI 47 Note Purchase Agreement, ORNI 47 may prepay at any time all, or from time to time any part of, the DAC1 Senior Secured Notes in an amount equal to at least $2 million or such lesser amount as may remain outstanding under the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid plus the applicable make-whole amount determined for the prepayment date with respect to such principal amount. Upon the occurrence of a Change of Control (as defined in the ORNI 47 Note Purchase Agreement), ORNI 47 must make an offer to each holder of DAC1 Senior Secured Notes to repurchase all of the holder’s DAC1 Senior Secured Notes at 101% of the aggregate principal amount of DAC1 Senior Secured Notes to be repurchased plus accrued and unpaid interest, if any, on the DAC1 Senior Secured Notes to be repurchased to, but not including, the date of repurchase. Each holder of DAC1 Senior Secured Notes may accept such offer in whole or in part. Upon the occurrence of certain events, including certain asset sales outside the ordinary course of business, ORNI 47 must make mandatory prepayments of the DAC1 Senior Secured Notes at 100% of the principal amount to be prepaid. The ORNI 47 Note Purchase Agreement requires ORNI 47 to comply with certain covenants, including, among others, restrictions on the incurrence of indebtedness or liens, amendment or modification of material project documents and the ability of ORNI 47 to merge or consolidate with another entity. The ORNI 47 Note Purchase Agreement also contains customary events of default.  In addition, there are restrictions on the ability of ORNI 47 to make distributions to its shareholders, which include a required historical and projected debt service coverage ratio not less than 1.20 for the four fiscal quarterly periods. As of September 30, 2018, the historical and projected debt service coverage ratio was 1.39 and 1.62, respectively.

 As of September 30, 2018, $84.7 million of DAC1 Senior Secured Notes is outstanding.

USG loans

On April 24, 2018, the Company completed the acquisition of USG. As part of the acquisition we assumed the following non-recourse loans:

Prudential Capital Group – Idaho non-recourse

In May 2016, USG’s wholly owned subsidiary (Idaho USG Holdings LLC) entered into a loan agreement with the Prudential Capital Group to finance its development activities. The original principal totaled $20.0 million and included the option to issue additional debt up to $50.0 million within the following two years. The $20.0 million loan amount bears interest at a fixed interest rate of 5.8% per annum. The principal and interest payments are due semi-annually and the principal is partially repaid during the first seven-year term and the remaining balance of $16.0 million is due in full at this seven-year term. The loan is secured by the Company’s ownership interests in the Neal Hot Springs project and the Raft River project projects. As of September 30, 2018, $18.9 million of the Prudential Capital loan is outstanding.

U.S. Department of Energy – non-recourse

On August 31, 2011, USG’s wholly owned subsidiary, USG Oregon LLC (“USG Oregon”), completed the first funding drawdown associated with the U.S. Department of Energy (“DOE”) $96.8 million loan guarantee (“Loan Guarantee”) to construct its power plant at Neal Hot Springs project in Eastern Oregon. All loan advances covered by the Loan Guarantee have been made under the Future Advance Promissory Note dated February 23, 2011. In connection with the Loan Guarantee, the DOE has been granted a security interest in all of the equity interests of USG Oregon, as well as in the assets of USG Oregon, including a mortgage on real property interests relating to the Neal Hot Springs site. No additional advances are allowed under the terms of the loan. A total of 13 draws were taken and each individual draw or tranche is considered to be a separate loan. The loan principal is scheduled to be paid over 21.5 years from the first scheduled payment date with semi-annual installments including interest calculated at an aggregate fixed interest rate of 2.6%. The principal payment amounts are calculated on a straight-line basis according to the life of the loans and the original loan principal amounts. As of September 30, 2018, $51.4 million of the DOE loan is outstanding.

Prudential Capital Group – Nevada non-recourse

On September 26, 2013, USG’s wholly owned subsidiary (USG Nevada LLC) entered into a note purchase agreement with the Prudential Capital Group to finance the Phase I of San Emidio geothermal project located in northwest Nevada. The term of the note is approximately 24 years and bears interest at fixed rate of a 6.75% per annum. Interest payments are due quarterly. Principal payments are due quarterly based upon minimum debt service coverage ratios established according to projected operating results made at the loan origination date and available cash balances. The loan agreement is secured by USG Nevada LLC’s right, title and interest in and to its real and personal property, including the San Emidio project and the equity interests in USG Nevada LLC. As of September 30, 2018, $28.2 million of the loan is outstanding.

Full-Recourse Third-Party Debt

Credit Agreements

Union Bank. In February 2012, our wholly owned subsidiary Ormat Nevada Inc. entered into an amended and restated credit agreement with Union Bank N.A. ("Union Bank"). Under the credit agreement, the credit termination date is June 30, 2019. On December 31, 2016, the aggregate amount available under the credit agreement was increased by $10 million to $60.0 million. The facility is limited to the issuance, extension, modification or amendment of letters of credit. Union Bank is currently the sole lender and issuing bank under the credit agreement but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement for Ormat Nevada to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of September 30, 2018: (i) the actual 12-month debt to EBITDA ratio was 2.92; (ii) the 12-month debt service coverage ratio was 3.11; and (iii) the distribution leverage ratio was 1.31. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such financial ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of Union Bank.

As of September 30, 2018, letters of credit in the aggregate amount of $30.3 million remain issued and outstanding under this committed credit agreement with Union Bank.

HSBC. In May 2013, Ormat Nevada entered into a credit agreement with HSBC Bank USA, N.A (“HSBC”) for one year with annual renewals. The current expiration date of the credit facility is August 31, 2019. The aggregate amount available under the credit agreement is $35.0 million. Other than $10.0 million of this credit facility which may be drawn for our working capital needs, this credit facility is limited to the issuance, extension, modification or amendment of letters of credit. HSBC is currently the sole lender and issuing bank under the credit agreement but is also designated as an administrative agent on behalf of banks that may, from time to time in the future, join the credit agreement as lenders. In connection with this transaction, we entered into a guarantee in favor of the administrative agent for the benefit of the banks, pursuant to which we agreed to guarantee Ormat Nevada’s obligations under the credit agreement. Ormat Nevada’s obligations under the credit agreement are otherwise unsecured.

There are various restrictive covenants under the credit agreement, including a requirement to comply with the following financial ratios, which are measured quarterly: (i) a 12-month debt to EBITDA ratio not to exceed 4.5; (ii) a 12-month debt service coverage ratio of not less than 1.35; and (iii) a distribution leverage ratio not to exceed 2.0. As of September 30, 2018: (i) the actual 12-month debt to EBITDA ratio was 2.92; (ii) the 12-month debt service coverage ratio was 3.11; and (iii) the distribution leverage ratio was 1.31. In addition, there are restrictions on dividend distributions in the event of a payment default or noncompliance with such financial ratios, and subject to specified carve-outs and exceptions, a negative pledge on the assets of Ormat Nevada in favor of HSBC.

As of September 30, 2018, letters of credit in the aggregate amount of $30.0 million remain issued and outstanding under this committed credit agreement.

CHUBB Surety Bond. In May 2017, the Company entered into a surety bond agreement (the “Surety Agreement”) with Chubb Limited (“Chubb”) pursuant to which the Company may request that Chubb issue up to an aggregate $200.0 million of surety bonds with respect to the contractual obligations of the Company and its subsidiaries in exchange for bank letters of credit or as otherwise may be required.  There is no expiration date for the Surety Agreement, but it may be terminated by the Company at any time upon twenty days’ prior written notice to Chubb. Delivery of such termination notice will not affect any surety bonds issued and outstanding prior to the date on which such notice is delivered. As of September 30, 2018, Chubb issued a surety bond in the amount of $123.9 million under the Surety Agreement, primarily in respect of the Company’s obligations under its PPA with SCPPA.

Other Banks. We also have committed credit agreements with five other commercial banks for an aggregate amount of $373.0 million. Under the terms of these credit agreements, we or our Israeli subsidiary, OSL, can request (i) extensions of credit in the form of loans and/or the issuance of one or more letters of credit in the amount of up to $233.0 million and (ii) the issuance of one or more letters of credit in the amount of up to $140.0 million. The credit agreements mature between March 2019 and September 2019. Loans and draws under the credit agreements or under any letters of credit will bear interest at the applicable bank’s cost of funds plus a margin. As of September 30, 2018, $159.5 million in the aggregate was outstanding under these credit agreements. As of September 30, 2018 an additional $50 million was outstanding under non committed lines we have with such banks.

As of September 30, 2018, letters of credit with an aggregate stated amount of $155.0 million were issued and outstanding under these credit agreements.

Letters of Credits under the Credit Agreements

Some of our customers require our project subsidiaries to post letters of credit in order to guarantee their respective performance under relevant contracts. We are also required to post letters of credit to secure our obligations under various leases and licenses and may, from time to time, decide to post letters of credit in lieu of cash deposits in reserve accounts under certain financing arrangements. In addition, OSL is required from time to time to post performance letters of credit in favor of our customers with respect to orders of products.

As of September 30, 2018, committed letters of credit in the aggregate amount of $215.3 million remained issued and outstanding under the credit agreements with Union Bank, HSBC and five of the commercial banks as described under “Credit Agreements”.

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

Senior Unsecured Loan. On March 22, 2018 the Company entered into a definitive loan agreement (the "Migdal Loan Agreement") with Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self-Employed Ltd., all entities within the Migdal Group, a leading insurance company and institutional investor in Israel. The Migdal Loan Agreement provides for a loan by the lenders to the Company in an aggregate principal amount of $100.0 million (the "Migdal Loan"). The Migdal Loan will be repaid in 15 semi-annual payments of $4.2 million each, commencing on September 15, 2021, with a final payment of $37.0 million on March 15, 2029. The Migdal Loan bears interest at a fixed rate of 4.8% per annum, payable semi-annually, subject to adjustment in certain circumstances as described below.

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

As of September 30, 2018, $50.0 million is outstanding under the DEG 2 Loan.

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds, described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the applicable lenders; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the applicable lenders; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600.0 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits, to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of September 30,2018: (i) total equity was $1,429.7 million and the actual equity to total assets ratio was 46.7% and (ii) the 12-month debt, net of cash and cash equivalents, to Adjusted EBITDA ratio was 3.44. During the nine months ended September 30, 2018, we distributed interim dividends in an aggregate amount of $21.8 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts attributable under each such agreement.

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

Future minimum payments

As of September 30, 2018, future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks and lease payments under the Puna lease transaction described below, are as follows:

(Dollars in thousands)

Year ending December 31:
2018	$18,965
2019	59,987
2020	127,826
2021	55,846
2022	197,715
Thereafter	575,066
Total	$1,035,405

Puna Power Plant Lease Transactions

In May 2005, our subsidiary Puna Geothermal Venture (“PGV”), entered into a transaction involving the original geothermal power plant of the Puna complex located on the Big Island (the “Puna Power Plant”).

Pursuant to a 31-year head lease (the “Head Lease”), PGV leased the Puna Power Plant to an unrelated lessor (the “Puna Lessor”) in return for prepaid lease payments of $83.0 million. The carrying value of the leased assets as of September 30, 2018 was $20.3 million, net of accumulated depreciation of $32.6 million. The Puna Lessor simultaneously leased back the Puna Power Plant to PGV under a 23-year lease (the Project Lease). PGV’s rent obligations under the Project Lease will be paid solely from revenues generated by the Puna Power Plant under a PPA that PGV has with HELCO. The Head Lease and the Project Lease are non-recourse lease obligations. PGV’s rights in the geothermal resource and the related PPA have not been leased to the Puna Lessor as part of the Head Lease but are part of the Puna Lessor’s security package.

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

There are various restrictive covenants under the lease agreements, including a requirement to have certain reserve funds that need to be managed by the indenture trustee in accordance with certain balance requirements. Such reserve funds amounted to $5.9 million and $7.9 million as of September 30, 2018 and December 31, 2017, respectively, and were included in restricted cash accounts in the consolidated balance sheets and were classified as current as they were used for current payments.

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

In connection with the transaction, ORNI 43 issued class B membership interests to JPM, in exchange for $33.4 million. JPM has also undertaken to make deferred capital contributions to the Project Company in the cases where the project will generate more PTCs than the thresholds determined in the agreements.

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

 Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $10.1 million as of September 30, 2018. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since September 30, 2016:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
November 7, 2016	$0.07	November 21, 2016	December 6, 2016
February 28, 2017	$0.17	August 16, 2016	August 30, 2016
May 8, 2017	$0.08	November 21, 2016	December 6, 2016
August 3, 2017	$0.08	March 15, 2017	March 29, 2017
November 7, 2017	$0.08	May 22, 2017	May 31, 2017
March 1, 2018	$0.23	August 15, 2017	August 29, 2017
May 7, 2018	$0.1	November 21, 2017	December 5, 2017
August 7, 2018	$0.1	March 14, 2018	March 29, 2018
August 7, 2018	$0.10	May 21, 2018	May 30, 2018
November 6, 2018	$0.10	August 21, 2018	August 29, 2018

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Net cash provided by operating activities	$103,156	$166,533
Net cash used in investing activities	(291,550)	(253,273)
Net cash provided by (used in) financing activities	219,824	(57,965)
Net change in cash and cash equivalents and restricted cash and cash equivalents	31,430	(144,705)

For the Nine Months Ended September 30, 2018

Net cash provided by operating activities for the nine months ended September 30, 2018 was $103.2 million, compared to $166.5 million for the nine months ended September 30, 2017. The net decrease of $63.4 million was primarily due to: (i) a decrease in accounts payable and accrued expenses of $50.3 million in the nine months ended September 30, 2018, compared to $3.7 million in the nine months ended September 30, 2017, mainly due to a withholding tax payment of approximately $44 million due to a distribution from OSL as a result of the change in our assertion on unrepatriated earnings of Ormat Systems to the U.S, in the second quarter of 2017, as discussed above.

Net cash used in investing activities for the nine months ended September 30, 2018 was $291.6 million, compared to $253.3 million for the nine months ended September 30, 2017. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2018 were: (i) capital expenditures of $200.7 million, primarily for our facilities under construction; (ii) cash paid for acquisition of controlling interest in USG, net of cash acquired of $95.1 million; and (iii) an investment in an unconsolidated company of $3.8 million. The principal factors that affected our net cash used in investing activities during the nine months ended September 30, 2017 were: (i) capital expenditures of $177.4 million, primarily for our facilities under construction; (ii) $35.3 million net cash paid for the acquisition of our Viridity business; and (iii) an investment in an unconsolidated company of $37.8 million.

Net cash provided by financing activities for the nine months ended September 30, 2018 was $219.8 million, compared to $58.0 million net cash used in financing activities for the nine months ended September 30, 2017. The principal factors that affected the net cash provided by financing activities during the nine months ended September 30, 2018 were (i) $100.0 million of proceeds from a senior unsecured loan, (ii) net proceeds of $158.0 million from our revolving credit lines with commercial banks which were used for capital expenditures, and (iii) proceeds from sale of limited liability company interest in Tungsten, net of transaction costs of $32.4 million, partially offset by (i) the repayment of long-term debt in the amount of $41.9 million, (ii) a $21.8 million cash dividend paid and (iv) $9.6 million cash paid to noncontrolling interest. The principal factors that affected our net cash used in financing activities during the nine months ended September 30, 2017, were (i) the repayment of long-term debt in the amount of $55.2 million, (ii) a $16.6 million cash dividend paid and (iii) $18.0 million cash paid to noncontrolling interest and (iv) $14.3 million of cash paid to repurchase our OFC Senior Secured Notes, partially offset by a net increase of $33.9 million against our revolving lines of credit with commercial banks.

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

Net income for the three and nine months ended September 30, 2018 was $10.1 million and $87.0 million, respectively, compared to $27.6 million and $79.0 million for the three and nine months ended September 30, 2017, respectively.

Adjusted EBITDA for the three and nine months ended September 30, 2018 was $75.6 million and $254.8 million, respectively, compared to $76.4 million and $256.4 million for the three and nine months ended September 30, 2017, respectively.

The following table reconciles Net income to EBITDA and Adjusted EBITDA for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$10,107	$27,559	$87,022	$79,022
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	18,486	11,437	48,374	40,294
Income tax provision	1,184	6,224	3,347	49,993
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustment to investment in an unconsolidated company: our porportionate share in interest expense, tax and depreciation and amortization in Sarulla	3,784	-	11,768	-
Depreciation and amortization	33,687	25,751	94,983	77,041
EBITDA	$67,248	$70,971	$245,494	$246,350
Mark-to-market gains or losses from accounting for derivative	(297)	1,663	1,202	(800)
Stock-based compensation	3,559	1,861	7,382	7,204
Gain on sale of subsidiary and property, plant and equipment	-	-	-	-
Insurance proceeds in excess of assets carrying value	-	-	(7,150)	-
Termination fee	4,973	-	4,973	-
Impairment of long-lived assets	-	-	-	-
Loss from extinguishment of liability	-	1,950	-	1,950
Merger and acquisition transaction costs	120	-	2,790	1,700
Settlement expenses	-	-	-	-
Write-off of unsuccessful exploration activities	-	-	119	-
Adjusted EBITDA	$75,603	$76,445	$254,810	$256,404

On May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of September 30, 2018, the credit facility has an outstanding balance of $1,142.3 million. Our proportionate share in SOL credit facility is $145.6 million.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction:

McGinness Hills 3 Power Plant (Nevada). We are currently developing the 48 MW McGinness Hills 3 geothermal power plant in Lander County, Nevada that will be added to the McGinness complex. Construction is at its final stages. Commercial operation is expected during the fourth quarter of 2018.

Steamboat Hills Power Plant (Nevada). We are planning to replace the old power plant with new equipment that will eventually increase the capacity by more than 16 MW. Engineering work has already started, and we expect commercial operation in 2020.

Tungsten Solar power plant (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Tungsten power plant in Nevada. The project is expected to generate approximately 7 AC MW that will be used for the ancillary needs of the power plant and will free similar MW to be sold from the geothermal resource to SCPPA under the portfolio PPA. Engineering and procurement work are ongoing. We expect commercial operation at the beginning of the second quarter of 2019.

Amergin Storage project (New Jersey). We are developing two 20MW/20MWh utility scale, in-front-of-the-meter battery energy storage systems (BESS) located in Plumsted Township and Alpha, New Jersey. Construction is ongoing. One system is expected to come online at the end of 2018 and the second system is expected to come online in the first quarter of 2019.

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

We have estimated approximately $336.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $143.0 million as of September 30, 2018. We expect to invest approximately $22.0 million of the total amount during the remainder of 2018 and the remaining of approximately $171.0 million thereafter.

In addition, we estimate approximately $27.3 million in additional capital expenditures in the remainder of 2018 to be allocated as follows: (i) $12.0 million for maintenance capital expenditures to our operating power plants; (ii) $13.8 million for the construction and development of storage projects; and (iii) $1.5 million for enhancement to our production facilities.

In the aggregate, we estimate our total capital expenditures for the remainder of 2018 will be approximately $49.3 million.

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

As of September 30, 2018, 96.4% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 3.6% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of September 30, 2018, $37.0 million of our long-term debt remained subject to some interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at September 30, 2018 and December 31, 2017 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of September 30, 2018 and December 31, 2017 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017		Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(2,435)	(5,181)	2,977	6,332		Foreign currency forward contracts
Interest Rate	(168)	(193)	170	195		Orcal Senior Secured Notes
Interest Rate	(6,277)	(6,393)	6,512	6,662		OFC 2 Senior Secured Notes
Interest Rate	(6,357)	(6,710)	6,658	7,015		OPIC Loan
Interest Rate	(3,349)	(3,678)	3,425	3,766		Senior Unsecured Bonds
Interest Rate	(1,296)	(1,384)	1,352	1,442		DEG 2 Loan
Interest Rate	(2,435)	(2,476)	2,562	2,596		DAC 1 Senior Secured Notes
Interest Rate	(719)	- (1)	749	-	(1)	Amatitlan Loan
Interest Rate	(3,055)	-	3,187	-		Migdal Loan
Interest Rate	(1,339)	-	1,437	-		San Emidio Loan
Interest Rate	(1,222)	-	1,271	-		DOE Loan
Interest Rate	(441)	-	455	-		Idaho Holdings Loan
Interest Rate	(153)	(171)	158	177		Other long-term loans

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

Sierra Pacific Power Company and Nevada Power Company accounted for 13.6% and 16.3% for the three months ended September 30, 2018 and 2017, respectively, and for 15.7% and 17.4% for the nine months ended September 30, 2018 and 2017, respectively.

SCPPA accounted for 13.7% and 9.1% for the three months ended September 30, 2018 and 2017, respectively, and for 14.9% and 8.9% for the nine months ended September 30, 2018 and 2017, respectively.

KPLC accounted for 18.6% and 17.6% for the three months ended September 30, 2018 and 2017, respectively, and 16.7% and 15.7% for the nine months ended September 30, 2018 and 2017, respectively.

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

OSL received “Benefited Enterprise” status under Israel’s Law for Encouragement of Capital Investments, 1959 (the "Investment Law"), with respect to two of its investment programs through 2011. In January 2011, new legislation amending the Investment Law was enacted. Under the new legislation, a uniform rate of corporate tax will apply to all qualified income of certain industrial companies, as opposed to the previous law’s incentives that are limited to income from a “Benefited Enterprise” during their benefits period. As a result, we now pay a uniform corporate tax rate of 16% with respect to that qualified income.

OSL tax assessment for fiscal years 2010-2014 was finalized and settled in January 2017. The settlement resulted in no impact to income statement due to release of the related uncertain tax position liability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted the evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended. Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2018 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in the 2017 Annual Report the following material weakness which still existed as of September 30, 2018. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

Remediation Plan for Material Weakness

During the first nine months of 2018, our management, with the oversight of the Audit Committee of our Board of Directors, dedicate significant resources and efforts to improve our control environment and take steps to remediate the material weakness identified above. The remediation efforts outlined below are intended both to address the identified material weakness and to enhance our overall financial control environment. However, our management may amend this plan to include additional remedial action in light of its continuing evaluation of the identified deficiency in internal control over financial reporting. In 2018, we:

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

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the third quarter of 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Active geothermal areas, such as the areas in which our power plants are located, are subject to frequent low-level seismic disturbances.  Serious seismic disturbances, volcanic eruptions and lava flows are possible and could result in damage to our power plants (or transmission lines used by customers who buy electricity from us) or equipment or degrade the quality of our geothermal resources to such an extent that we could not perform under the PPA for the affected power plant, which in turn could reduce our net income and materially and adversely affect our business, financial condition, future results and cash flow. If we suffer a serious seismic disturbance, volcanic eruptions and lava flows, our business interruption and property damage insurance may not be adequate to cover all losses sustained as a result thereof. In addition, insurance coverage may not continue to be available in the future in amounts adequate to insure against such seismic disturbances, volcanic eruptions and lava flows. Since August 28, 2018, we do not have property damage and business interruption insurance coverage in Hawaii. We are working to secure new coverage for the Puna asset.

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it recently stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The Company is in negotiations with the insurance companies regarding the reimbursement for loss of profits, damage to the property and the timing of when the loss of profit coverage comes into effect. The Company is currently assessing the damages in the Puna facilities and continue to coordinate with HELCO and local authorities to bring the power plant back to operation. The Company is building access roads to the site, opening the monitoring wells and working to remove the plugs from the production well and to rebuild the electrical substation. The Company continues to assess the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required. Any significant physical damage to the geothermal resource or continued shut-down even with the recent stoppage of the lava flow could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on our business and results of operations.

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

ORMAT TECHNOLOGIES, INC.

By:	/s/ Doron Blachar
Name: Doron Blachar Title: Chief Financial Officer

Date: November 8, 2018

EXHIBIT INDEX

Exhibit No.	Document

10.1*

Amendment to Finance Agreement, dated October 17, 2018 between Geotermica Platanares, S.A. DE C.V. and Overseas Private Investment Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on June 19, 2018 (No. 001-32347)).

31.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.IN*	XBRL Instance Document.

101.SC*	XBRL Taxonomy Extension Schema Document.

101.CA*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DE*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LA*	XBRL Taxonomy Extension Label Linkbase Document.

101.PR*	XBRL Taxonomy Extension Presentation Linkbase Document.

* **	Filed herewith This document has been identified as a management contract or compensatory plan or arrangement.