Form 10-Q
period 2019-03-31
ORMAT TECHNOLOGIES, INC.
filed 2019-05-08
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-32347

ORMAT TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0326081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6140 Plumas Street, Reno, Nevada	89519-6075
Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of May 6, 2019, the number of outstanding shares of common stock, par value $0.001 per share, was 50,752,101.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$79,366	$98,802
Restricted cash and cash equivalents (primarily related to VIEs)	93,098	78,693
Receivables:
Trade	139,870	137,581
Other	18,319	19,393
Inventories	42,982	45,024
Costs and estimated earnings in excess of billings on uncompleted contracts	29,762	42,130
Prepaid expenses and other	18,224	51,441
Total current assets	421,621	473,064
Investment in an unconsolidated company	71,885	71,983
Deposits and other	18,154	18,209
Deferred income taxes	109,821	113,760
Property, plant and equipment, net ($1,843,823 and $1,859,228 related to VIEs, respectively)	1,962,580	1,959,578
Construction-in-process ($110,907 and $104,085 related to VIEs, respectively)	266,083	261,690
Operating leases right of use	60,656	—
Finance leases right of use ($8,396 related to VIEs)	14,433	—
Deferred financing and lease costs, net	1,733	3,242
Intangible assets, net	196,125	199,874
Goodwill	20,123	19,950
Total assets	$3,143,214	$3,121,350
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$108,309	$116,362
Short term revolving credit lines with banks (full recourse)	60,900	159,000
Billings in excess of costs and estimated earnings on uncompleted contracts	15,508	18,402
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	33,639	33,493
Other loans	29,687	29,687
Full recourse	9,368	5,000
Operating lease liabilities	7,532	—
Finance lease liabilities	3,147	—
Total current liabilities	268,090	361,944
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $7,149 and $7,434, respectively)	367,142	375,337
Other loans (less deferred financing costs of $9,262 and $9,354, respectively)	312,779	320,242
Full recourse:
Senior unsecured bonds (less deferred financing costs of $706 and $758, respectively)	353,626	303,575
Other loans (less deferred financing costs of $1,483 and $921, respectively)	78,149	41,579
Operating lease liabilities	17,667	—
Finance lease liabilities	11,954	—
Liability associated with sale of tax benefits	68,852	69,893
Deferred lease income	47,658	48,433
Deferred income taxes	68,005	61,323
Liability for unrecognized tax benefits	12,482	11,769
Liabilities for severance pay	18,400	17,994
Asset retirement obligation	41,246	39,475
Other long-term liabilities	5,464	16,087
Total liabilities	1,671,514	1,667,651
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	8,705	8,603
Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,752,101 and 50,699,781 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	903,723	901,363
Retained earnings	442,531	422,222
Accumulated other comprehensive income (loss)	(5,956)	(3,799)
Total stockholders' equity attributable to Company's stockholders	1,340,349	1,319,837
Noncontrolling interest	122,646	125,259
Total equity	1,462,995	1,445,096
Total liabilities, redeemable noncontrolling interest and equity	$3,143,214	$3,121,350

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Revenues:
Electricity	$142,908	$132,489
Product	52,128	48,672
Other	4,002	2,862
Total revenues	199,038	184,023
Cost of revenues:
Electricity	77,543	73,482
Product	42,106	33,726
Other	5,210	3,443
Total cost of revenues	124,859	110,651
Gross profit	74,179	73,372
Operating expenses:
Research and development expenses	900	1,108
Selling and marketing expenses	3,865	3,699
General and administrative expenses	15,689	13,849
Write-off of unsuccessful exploration activities	—	123
Operating income	53,725	54,593
Other income (expense):
Interest income	293	113
Interest expense, net	(21,223)	(14,344)
Derivatives and foreign currency transaction gains (losses)	472	(1,599)
Income attributable to sale of tax benefits	7,764	7,361
Other non-operating income (expense), net	91	(20)
Income from operations before income tax and equity in earnings (losses) of investees	41,122	46,104
Income tax (provision) benefit	(14,039)	26,942
Equity in earnings (losses) of investees, net	1,047	1,210
Net income	28,130	74,256
Net income attributable to noncontrolling interest	(2,184)	(4,748)
Net income attributable to the Company's stockholders	$25,946	$69,508
Comprehensive income:
Net income	28,130	74,256
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	(1,348)	1,528
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(1,145)	2,634
Loss in respect of derivative instruments designated for cash flow hedge	22	20
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(8)	(15)
Comprehensive income	25,651	78,423
Comprehensive income attributable to noncontrolling interest	(1,862)	(5,118)
Comprehensive income attributable to the Company's stockholders	$23,789	$73,305
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.51	$1.37
Diluted:
Net income	$0.51	$1.36
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,709	50,614
Diluted	51,012	51,051

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity
	(Dollars in thousands, except per share data)
Balance at December 31, 2017	50,609	$51	$888,778	$327,255	$(4,706)	$1,211,378	$84,322	$1,295,700
Cumulative effect of changes in accounting principles	—	—	—	25,635	—	25,635	—	25,635
Adjusted balance as of the beginning of the year	50,609	51	888,778	352,890	(4,706)	1,237,013	84,322	1,321,335
Stock-based compensation	—	—	1,707	—	—	1,707	—	1,707
Exercise of options by employees and directors	8	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,674)	(4,674)
Cash dividend declared, $0.23 per share	—	—	—	(11,640)	—	(11,640)	—	(11,640)
Net income	—	—	—	69,508	—	69,508	4,482	73,990
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,158	1,158	370	1,528
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $13)	—	—	—	—	20	20	—	20
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	2,634	2,634	—	2,634
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $9)	—	—	—	—	(15)	(15)	—	(15)
Balance at March 31, 2018	50,617	$51	$890,485	$410,758	$(909)	$1,300,385	$84,500	$1,384,885
Balance at December 31, 2018	50,700	$51	$901,363	$422,222	$(3,799)	$1,319,837	$125,259	$1,445,096
Cumulative effect of changes in accounting principles	—	—	—	(58)	—	(58)	—	(58)
Adjusted balance as of the beginning of the year	50,700	51	901,363	422,164	(3,799)	1,319,779	125,259	1,445,038
Stock-based compensation	—	—	2,360	—	—	2,360	—	2,360
Exercise of options by employees and directors	52	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,146)	(4,146)
Cash dividend declared, $0.11 per share	—	—	—	(5,579)	—	(5,579)	—	(5,579)
Net income	—	—	—	25,946	—	25,946	1,855	27,801
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,026)	(1,026)	(322)	(1,348)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $24)	—	—	—	—	22	22	—	22
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(1,145)	(1,145)	—	(1,145)
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $18)	—	—	—	—	(8)	(8)	—	(8)
Balance at March 31, 2019	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995

Dividend per share of $0.11 and $0.23 was declared for the three months ended March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$28,130	$74,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,901	30,553
Accretion of asset retirement obligation	651	529
Stock-based compensation	2,360	1,707
Amortization of deferred lease income	(775)	(775)
Income attributable to sale of tax benefits, net of interest expense	(4,314)	(6,295)
Equity in losses (earnings) of investees	(1,047)	(1,210)
Mark-to-market of derivative instruments	(1,209)	962
Loss on disposal of property, plant and equipment	377	—
Write-off of unsuccessful exploration activities	—	123
Loss (gain) on severance pay fund asset	(330)	129
Deferred income tax provision	10,469	(29,467)
Liability for unrecognized tax benefits	713	184
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	(1,119)	9,777
Costs and estimated earnings in excess of billings on uncompleted contracts	12,368	(189)
Inventories	2,018	(503)
Prepaid expenses and other	(2,105)	(2,005)
Operating lease right of use asset	1,698	—
Deposits and other	26	62
Accounts payable and accrued expenses	(4,271)	(49,027)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,894)	(9,783)
Liabilities for severance pay	406	(267)
Other long-term liabilities	(616)	1,008
Net cash provided by operating activities	77,437	19,769
Cash flows from investing activities:
Capital expenditures	(51,303)	(66,962)
Investment in unconsolidated companies	—	(1,275)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	359	203
Net cash used in investing activities	(50,944)	(68,034)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	91,500	100,000
Proceeds from revolving credit lines with banks	914,700	860,800
Repayment of revolving credit lines with banks	(1,012,800)	(873,800)
Cash received from noncontrolling interest	3,346	4,134
Repayments of long-term debt	(15,757)	(16,687)
Cash paid to noncontrolling interest	(4,459)	(4,674)
Payments of finance leases	(767)	(436)
Deferred debt issuance costs	(1,223)	(1,020)
Cash dividends paid	(5,579)	(11,640)
Net cash provided by (used in) financing activities	(31,039)	56,677
Effect of exchange rate changes	(485)	—
Net change in cash and cash equivalents and restricted cash and cash equivalents	(5,031)	8,412
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	177,495	96,643
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$172,464	$105,055
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$153	$(1,673)
Accrued liabilities related to financing activities	$2,154	$—

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of March 31, 2019, the consolidated results of operations and comprehensive income (loss), consolidated statements of equity and consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018.

The financial data and other information disclosed in the notes to the condensed consolidated financial statements related to these periods are unaudited. The results for the periods presented are not necessarily indicative of the results to be expected for the year.

These condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The condensed consolidated balance sheet data as of December 31, 2018 was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2018 but does not include all disclosures required by U.S. GAAP.

Dollar amounts, except per share data, in the notes to these financial statements are rounded to the closest $1,000.

Puna

  On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers. All the insurers accepted and started paying for the costs to rebuild the destroyed substation, and during the first quarter of 2019, we received an additional $1.5 million of such proceeds. However only some of the insurers accepted that the business interruption coverage started in May 2018 and during the first quarter of 2019, we recorded an additional $1.3 million of such proceeds which were included under cost of revenues in the condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2019. The Company is still in discussions to reach an understanding with all insurers to start paying for the business interruption as of May 2018. In April 2019 the Company reached an agreement with another insurance company and received an additional $4.1 million for current and future business interruption loss. The business interruption coverage compensates the Company for the loss of profits that resulted from the inability of the on-surface property to generate electricity.

The Company is still assessing the damages in the Puna facilities and continue to coordinate with Hawaii Electric Light Company (“HELCO”) and local authorities to bring the power plant back to operation. The Company continues to assess the accounting implications of this event on the assets and liabilities on its balance sheet and whether an impairment will be required. Any significant damage to the geothermal resource or continued shut-down following the lava event at the Puna facilities could have an adverse impact on the power plant's electricity generation and availability, which in turn could have a material adverse impact on our business and results of operations.

DEG 3 Loan

On January 4, 2019, an indirect subsidiary of the Company (“OrPower 4”) entered into an additional $41.5 million subordinated loan agreement with DEG (the “DEG 3 Loan Agreement”) and on February 28, 2019, OrPower 4 completed a drawdown of the full loan amount, with a fixed interest rate of 6.04% for the duration of the loan (the “DEG 3 Loan”). The DEG 3 Loan will be repaid in 19 equal semi-annual principal installments commencing June 21, 2019, with a final maturity date of  June 21, 2028. Proceeds of the DEG 3 Loan were used by OrPower 4 to refinance upgrades to Plant 1 of the Olkaria III Complex, which were originally financed using equity. The DEG 3 Loan is subordinated to the senior loan provided by OPIC for Plants 1-3 of the Olkaria III Complex. The DEG 3 Loan is guaranteed by the Company.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Migdal Senior Unsecured Loan

On March 25, 2019, the Company entered into a first addendum (“First Addendum”) to the loan agreement (the "Migdal Loan Agreement") with Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. and Yozma Pension Fund of Self-Employed Ltd., all entities within the Migdal Group, a leading insurance company and institutional investor in Israel dated March 22, 2018. The First Addendum provides for an additional loan by the lenders to the Company in an aggregate principal amount of $50.0 million (the “Additional Migdal Loan”). The Additional Migdal Loan will be repaid in 15 semi-annual payments of $2.1 million each, commencing on September 15, 2021, with a final payment of $18.5 million on March 15, 2029. The Additional Migdal Loan bears interest at a fixed rate of 4.6% per annum, payable semi-annually, subject to adjustment in certain circumstances as described below.

The Additional Migdal Loan was entered into under substantially the same terms and conditions of the Migdal Loan Agreement as disclosed in the Company’s Form 10-K for the year ended December 31, 2018.

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three months ended March 31, 2019. Write-offs of unsuccessful exploration activities for the three months ended March 31, 2018 were $0.1 million.

Reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents reported on the balance sheet that sum to the total of the same amounts shown on the statement of cash flows:

	March 31,	December 31,	March 31,
	2019	2018	2018
	(Dollars in thousands)
Cash and cash equivalents	$79,366	$98,802	$54,723
Restricted cash and cash equivalents	93,098	78,693	$50,332
Total Cash and cash equivalents and restricted cash and cash equivalents	$172,464	$177,495	$105,055

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At March 31, 2019 and December 31, 2018, the Company had deposits totaling $28.6 million and $31.3 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At March 31, 2019 and December 31, 2018, the Company’s deposits in foreign countries amounted to approximately $75.9 million and $93.9 million, respectively.

At March 31, 2019 and December 31, 2018, accounts receivable related to operations in foreign countries amounted to approximately $106.8 million and $102.0 million, respectively. At March 31, 2019 and December 31, 2018, accounts receivable from the Company’s primary customers amounted to approximately 55% and 56% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 18.2% and 17.4% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 19.4% and 16.3% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Kenya Power and Lighting Co. Ltd. accounted for 15.3% and 15.1% of the Company’s total revenues for the three months ended March 31, 2019 and 2018, respectively.

We have historically been able to collect on substantially all of our receivable balances. Recently, we have been receiving late payments from KPLC in Kenya related to our Olkaria Complex and from ENNE in Honduras related to our Platanares power plant. As of March 31, 2019, the amounts overdue are $29.4 million and $18.0 million related to KPLC and ENNE, respectively, of which $20.4 million and $3.0 million, respectively, were paid during April 2019. As we believe we will be able to collect all past due amounts, no provision for doubtful accounts has been recorded.

Additionally, Pacific Gas and Electric Corporation (“PG&E Corporation”) and its subsidiary Pacific Gas and Electric Company (“PG&E”), which accounts for 1.2% of our total revenues for the three months ended March 31, 2019, are facing extraordinary challenges relating to a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. As a result, on January 29, 2019, PG&E Corporation and its subsidiary, PG&E, voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We are closely monitoring our PG&E account to ensure cash receipts are received timely each month. Our monthly invoice relating to January 2019 was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy, but cash was received for the February and March invoices.

Revenues from Contracts with Customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to our Product segment reflect payments received in advance of the satisfaction of performance under the contract. We receive payments from customers based on the terms established in our contracts. Total contract assets and contract liabilities as of March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Contract assets (*)	$29,762	$42,130
Contract liabilities (*)	(15,508)	(18,402)
Contract assets, net	$14,254	$23,728

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets.

On March 31, 2019, we had approximately $226.1 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. We expect to recognize approximately 100% of this amount as Product revenues during the next 24 months.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the three-month period ended March 31, 2019

Leases

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This new standard introduced a number of changes and simplified previous guidance, primarily the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. The new standard retained the distinction between finance leases and operating leases and the classification criteria between the two types remains substantially similar. Also, lessor accounting remained largely unchanged from previous guidance. However, key aspects of the new standard were aligned with the revenue recognition guidance in Topic 606. Additionally, the new standard defined a lease as a contract, or part of a contract, that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company adopted this new standard as of January 1, 2019 using the modified retrospective approach and accordingly recognized a cumulative-effect adjustment to the opening balance of retained earnings, which was an immaterial amount, with no restatement of comparative information.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

In accordance with the new standard, for agreements in which the Company is the lessee, the Company applies a unified accounting model by which it recognizes a right-of-use asset ("ROU") and a lease liability at the commencement date of the lease contract for all the leases in which the Company has a right to control identified assets for a specified period of time. The classification of the lease as a finance lease or an operating lease determines the subsequent accounting for the lease arrangement.

Upon the adoption of the new standard the Company, both as a lessee and as a lessor, chose to apply the following permitted practical expedients:

1.	Not reassess whether any existing contracts are or contain a lease;

2.

Not reassess the classification of leases that commenced before the effective date (for example, all existing leases that were classified as operating leases in accordance with Topic 840 will continue to be classified as operating leases, and all existing leases that were classified as capital leases in accordance with Topic 840 will continue to be classified as finance leases);

3.	Exclude initial direct costs from measurement of the ROU asset at the date of initial application;

4.

Applying the practical expedient (for a lessor) to not separate non-lease components accounted for under Topic 606 from lease components and, instead, to account for each separate lease component and the non-lease components associated with that lease component as a single component. If the non-lease components are the predominant components, the Company will account for the combined component as a single performance obligation entirely in accordance with Topic 606. Otherwise, the combined component will be accounted as an operating lease entirely in accordance with the new standard.

5.

Applying the practical expedient (for a lessee) regarding the recognition and measurement of short-term leases, for leases for a period of up to 12 months from the commencement date. Instead, the Company will continue to recognize the lease payments for those leases in statement of operations on a straight-line basis over the lease term.

Since the Company elected to apply the practical expedients above, it applied the new standard to all contracts entered into before January 1, 2019 and identified as leases in accordance with Topic 840.

The new significant accounting policies regarding leases that were applied as from January 1, 2019 following the application of the new standard are as follows:

1.	Determining whether an arrangement contains a lease

On the inception date of the lease, the Company determines whether the arrangement is a lease or contains a lease, while examining if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration.

2.	The Company as a lessee

a.	Lease classification:

At the commencement date, a lease is a finance lease if it meets any one of the criteria below; otherwise the lease is an operating lease:

●	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
●	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
●	The lease term is for the major part of the remaining economic life of the underlying asset.
●

The present value of the sum of the lease payments and any residual value guaranteed by the lessee that is not already reflected in the lease payments equals or exceeds substantially all of the fair value of the underlying asset.

●	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of lease term.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

b.	Leased assets and lease liabilities - initial recognition

Upon initial recognition, the Company recognizes a liability at the present value of the lease payments to be made over the lease term, and concurrently recognizes a ROU asset at the same amount of the liability, adjusted for any prepaid or accrued lease payments, plus initial direct costs incurred in respect of the lease. Since the interest rate implicit in the lease is not readily determinable, the incremental borrowing rate of the Company is used. The subsequent measurement depends of whether the lease is classified as a finance lease or an operating lease.

c.	The lease term

The lease term is the non-cancellable period of the lease plus periods covered by an extension or termination option if it is reasonably certain that the Company will exercise the option.

d.	Subsequent measurement of operating leases

After lease commencement, the Company measures the lease liability at the present value of the remaining lease payments using the discount rate determined at lease commencement (as long as the discount rate hasn’t been updated as a result of a reassessment event).

The Company subsequently measures the ROU asset at the present value of the remaining lease payments, adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term and any unamortized initial direct costs.

Further, the Company will recognize lease expense on a straight-line basis over the lease term.

e.	Subsequent measurement of finance leases

After lease commencement, the Company measures the lease liability by increasing the carrying amount to reflect interest on the lease liability and reducing the carrying amount to reflect the lease payments made during the period. The Company shall determine the interest on the lease liability in each period during the lease term as the amount that produces a constant periodic discount rate on the remaining balance of the liability, taking into consideration the reassessment requirements.

After lease commencement, the Company measures the ROU assets at cost less any accumulated amortization and any accumulated impairment losses, taking into consideration the reassessment requirements. The Company amortizes the ROU asset on a straight-line basis, unless another systematic basis better represents the pattern in which the Company expects to consume the ROU asset’s future economic benefits. The ROU asset is amortized over the shorter of the lease term or the useful life of the ROU asset as follows:

	(in years)
Land	1	-	35
Automobiles		5
Building		15

The total periodic expense (the sum of interest and amortization expense) of a finance lease is typically higher in the early periods and lower in the later periods.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

f.	Variable lease payments:

Variable lease payments that depend on an index or a rate

On the commencement date, the lease payments shall include variable lease payments that depend on an index or a rate (such as the Consumer Price Index or a market interest rate), initially measured using the index or rate at the commencement date.

The Company does not remeasure the lease liability for changes in future lease payments arising from changes in an index or rate unless the lease liability is remeasured for another reason. Therefore, after initial recognition, such variable lease payments are recognized in profit or loss as they are incurred.

Other variable lease payments:

Variable payments that depends on performance or use of the underlying asset are not included in the lease payments. Such variable payments are recognized in profit or loss in the period in which the event or condition that triggers the payment occurs.

3.	The Company as a lessor

At lease commencement, the Company as a lessor classifies leases as either finance or operating leases. Finance leases are further classified as a sales-type lease or as a direct financing lease.

Under an operating lease, the Company recognizes the lease payment as income over the lease term, generally on a straight-line basis.

4.	Impact of the new standard

a)	Effects of the initial application of the new standard on the Company's consolidated balance sheet as of January 1, 2019:

	According to the previous accounting policy	The change	As presented according to Topic 842
	(Dollars in thousands)

As of January 1, 2019:

Prepaid expenses and other	$51,441	$(35,385)	$16,056
Deferred financing and lease costs, net	3,242	(1,659)	1,583
Property, plant and equipment, net	1,959,578	(12,855)	1,946,723
Operating leases right of use	-	62,244	62,244
Finance leases right of use	-	13,476	13,476

Accounts payable and accrued expenses	116,362	(2,860)	113,502
Current maturity of operating lease liabilities	-	7,532	7,532
Current maturity of finance lease liabilities	-	2,841	2,841

Other long-term liabilities	16,087	(9,970)	6,117
Long term portion of operating lease liabilities	-	17,668	17,668
Long term portion of finance lease liabilities	-	10,668	10,668

Retained earnings	422,222	(58)	422,164

The Operating leases right of use is higher than the related lease liabilities as a result of prepayments of leases, including the Puna lease and deferred financing lease costs.

b)	A weighted-average nominal incremental interest rate of 5% and 7% was used to discount future lease payments in the calculation of the operating and finance lease liabilities, respectively.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The guidance is effective for the fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

New accounting pronouncements effective in future periods

Financial Instruments—Credit Losses

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments—Credit Losses—Measurement of Credit Losses on Financial Instruments.” This guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The guidance will be effective beginning on January 1, 2020, including interim periods within that year. The Company is currently evaluating the potential effect on its consolidated financial statements.

NOTE 3 — INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$28,749	$26,914
Self-manufactured assembly parts and finished products	14,233	18,110
Total	$42,982	$45,024

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  – (Continued)

(Unaudited)

NOTE 4 — LEASES

A.	Leases in which the Company is a lessee

The table below presents the effects on the amounts relating to the Company’s total lease cost:

Three months ended March 31,
2019
(Dollars in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$787
Interest on lease liabilities	306
Operating lease cost	2,134
Variable lease cost	278
Total lease cost	$3,505

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$-
Operating cash flows from operating leases	1,012
Financing cash flows from finance leases	767
Right-of-use assets obtained in exchange for new finance lease liabilities	2,154
Right-of-use assets obtained in exchange for new operating lease liabilities	-
Weighted-average remaining lease term — finance leases	4.0
Weighted-average remaining lease term — operating leases	5.7

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases
	(Dollars in thousands)
Year ending December 31,
2019 (excluding the three months ended March 31, 2019)	$7,513	$3,400
2020	4,109	3,715
2021	3,400	2,720
2022	2,419	2,421
2023	1,590	1,834
Thereafter	12,061	2,692
Total future minimum lease payments	31,092	16,782
Less imputed interest	5,893	1,681
Total	$25,199	$15,101

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  – (Continued)

(Unaudited)

Future minimum lease payments under non-cancellable leases as of December 31, 2018, under ASC 840, Leases were as follows:

(Dollars in thousands)
Year ending December 31,
2019	$10,889
2020	7,515
2021	5,758
2022	4,415
2023	2,910
Thereafter	9,292
Total	$40,779

B.	Leases in which the Company is a lessor

The table below presents the revenues accounted under ASC 842, Leases, as lessors:

Three months ended March 31, 2019
(Dollars in thousands)
Revenues accounted under ASC 842, Leases	125,908
Lease income relating to variable lease payments not included in the measurement of the lease	-
Total	125,908

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

The following table sets forth certain fair value information at March 31, 2019 and December 31, 2018 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		March 31, 2019
		Fair Value
	Carrying Value at March 31, 2019	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$21,552	$21,552	$21,552	$—	$—
Derivatives:
Contingent receivable (1)	101	101	—	—	101
Currency forward contracts (2)	169	169	—	169	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payable (1)	(3,351)	(3,351)	—	—	(3,351)
	$18,471	$18,471	$21,552	$169	$(3,250)

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  – (Continued)

(Unaudited)

		December 31, 2018
		Fair Value
	Carrying Value at December 31, 2018	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Current assets:
Cash equivalents (including restricted cash accounts)	$18,787	$18,787	$18,787	$—	$—
Derivatives:
Contingent receivable (1)	104	104	—	—	104
Liabilities:
Current liabilities:
Derivatives:
Contingent payable (1)	(3,424)	(3,424)	—	—	(3,424)
Currency forward contracts (2)	(1,040)	(1,040)	—	(1,040)	—
	$14,427	$14,427	$18,787	$(1,040)	$(3,320)

(1)

These amounts relate to contingent receivables and payables relating to acquisition of the Guadeloupe power plant, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on March 31, 2019 and December 31, 2018 in the consolidated balance sheets with the corresponding gain or loss being recognized within "Derivatives and foreign currency transaction gains (losses)" in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on March 31, 2019 and December 31, 2018, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges (in thousands):

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended March 31,
		2019	2018

Currency forward contracts	Derivative and foreign currency and transaction gains (losses)	$1,083	$(546)
		$1,083	$(546)

The foregoing forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2019.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	210.0	211.8	206.1	210.6
Olkaria IV Loan - DEG 2	48.6	47.2	47.5	47.5
Olkaria IV Loan - DEG 3	42.5	—	41.5	—
Platanares Loan - OPIC	118.5	119.1	110.6	112.7
Amatitlan Loan	29.0	29.9	28.9	29.8
Senior Secured Notes:
OrCal Geothermal Inc. ("OrCal")	19.2	19.0	18.7	18.7
OFC 2 LLC ("OFC 2")	213.4	214.5	213.2	217.8
Don A. Campbell 1 ("DAC 1")	78.6	78.8	81.7	83.3
USG Prudential - NV	29.9	29.4	27.8	27.8
USG Prudential - ID	18.0	18.6	18.4	18.9
USG DOE	47.3	48.3	49.8	51.4
Senior Unsecured Bonds	199.3	199.4	204.3	204.3
Senior Unsecured Loan	153.6	102.2	150.0	100.0
Other long-term debt	5.3	5.4	6.2	6.2

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

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	—	—	210.0	210.0
Olkaria IV - DEG 2	—	—	48.6	48.6
Olkaria IV Loan - DEG 3	—	—	42.5	42.5
Platanares Loan - OPIC	—	—	118.5	118.5
Amatitlan Loan	—	29.0	—	29.0
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	19.2	19.2
OFC 2 Senior Secured Notes	—	—	213.4	213.4
DAC 1 Senior Secured Notes	—	—	78.6	78.6
USG Prudential - NV	—	—	29.9	29.9
USG Prudential - ID	—	—	18.0	18.0
USG DOE	—	—	47.3	47.3
Senior Unsecured Bonds	—	—	199.3	199.3
Senior Unsecured Loan	—	—	153.6	153.6
Other long-term debt	—	—	5.3	5.3
Revolving lines of credit	—	60.9	—	60.9
Deposits	11.9	—	—	11.9

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  – (Continued)

(Unaudited)

The following table presents the fair value of financial instruments as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III Loan - OPIC	—	—	211.8	211.8
Olkaria IV - DEG 2	—	—	47.2	47.2
Platanares Loan - OPIC	—	—	119.1	119.1
Amatitlan Loan	—	29.9	—	29.9
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	19.0	19.0
OFC 2 Senior Secured Notes	—	—	214.5	214.5
DAC 1 Senior Secured Notes	—	—	78.8	78.8
USG Prudential - NV	—	—	29.4	29.4
USG Prudential - ID	—	—	18.6	18.6
USG DOE	—	—	48.3	48.3
Senior Unsecured Bonds	—	—	199.4	199.4
Senior Unsecured Loan	—	—	102.2	102.2
Other long-term debt	—	—	5.4	5.4
Revolving lines of credit	—	159.0	—	159.0
Deposits	12.0	—	—	12.0

NOTE 6 — STOCK-BASED COMPENSATION

No material grants were provided under the 2018 Incentive Plan during the first quarter of 2019.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Interest related to sale of tax benefits	$3,661	$1,409
Interest expense	17,562	13,306
Less — amount capitalized	—	(371)
	$21,223	$14,344

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

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended March 31,
	2019	2018

Weighted average number of shares used in computation of basic earnings per share	50,709	50,614
Add:
Additional shares from the assumed exercise of employee stock options	303	437

Weighted average number of shares used in computation of diluted earnings per share	51,012	51,051

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 249,908 and 62,409 for the three months ended March 31, 2019 and 2018, respectively.

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

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Other	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2019:
Revenues from external customers:
United States (1)	$91,528	$11,243	$4,002	$106,773
Foreign (2)	51,380	40,885	—	92,265
Net revenues from external customers	142,908	52,128	4,002	199,038
Intersegment revenues	—	18,261	—	18,261
Operating income (loss)	51,551	4,252	(2,078)	53,725
Segment assets at period end (3) (*)	2,950,444	125,248	67,522	3,143,214
* Including unconsolidated investments	71,885	—	—	71,885

Three Months Ended March 31, 2018:
Revenues from external customers:
United States (1)	$83,683	$194	$2,862	$86,739
Foreign (2)	48,806	48,478	—	97,284
Net revenues from external customers	132,489	48,672	2,862	184,023
Intersegment revenues	—	24,827	—	24,827
Operating income	46,412	9,553	(1,372)	54,593
Segment assets at period end (3) (*)	2,542,154	114,815	53,848	2,710,817
* Including unconsolidated investments	63,109	—	—	63,109

(1)	Electricity segment revenues in the United States are all accounted under ASC 842, Leases, except for $17.0 million in the three months ended March 31, 2019 that are accounted under ASC 606. For the three months ended March 31, 2018, Electricity segment revenues in the United States are all accounted under ASC 840, Leases, except for $6.7 million that are accounted under ASC 606.

(2)	For the three months ended March 31, 2019, Electricity segment revenues in foreign countries are all accounted under ASC 842, Leases, and Product revenues in foreign countries are accounted under ASC 606. For the three months ended March 31, 2018, Electricity segment revenues in foreign countries are all accounted under ASC 840, Leases, and Product revenues in foreign countries are accounted under ASC 606.

(3)	Electricity segment assets include goodwill in the amount of $20.1 million and $7.8 million as of March 31, 2019 and 2018, respectively. Other segment assets include goodwill in the amount of $13.5 million as of March 31, 2018. No goodwill is included in the Other segments assets as of March 31, 2019.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  – (Continued)

(Unaudited)

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Revenue:
Total segment revenue	$199,038	$184,023
Intersegment revenue	18,261	24,827
Elimination of intersegment revenue	(18,261)	(24,827)
Total consolidated revenue	$199,038	$184,023

Operating income:
Operating income	$53,725	$54,593
Interest income	293	113
Interest expense, net	(21,223)	(14,344)
Derivatives and foreign currency transaction gains (losses)	472	(1,599)
Income attributable to sale of tax benefits	7,764	7,361
Other non-operating income (expense), net	91	(20)
Total consolidated income from operations before income taxes and equity in earnings of investees	$41,122	$46,104

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

●

On June 11, 2018, a putative class action was filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the U.S. District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer.  The complaint asserts claim against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act.  The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. Following the Mac Costas filing and in accordance with the terms of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), a number of law firms filed applications on behalf of entities purporting to hold shares in the Company, seeking to be appointed as lead plaintiff and lead counsel in the action. On March 12, 2019 the court appointed Phoenix Insurance Company Ltd. (“Phoenix Insurance”) as lead plaintiff and approved their selection of lead counsel. Pursuant to a scheduling stipulation entered between the parties, Phoenix Insurance must file a consolidated amended complaint by May 13, 2019, the Company’s motion to dismiss must be filed by July 12, 2019, Phoenix Insurance must file their Opposition by August 26, 2019, and the Company must file their reply by September 25, 2019. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●

On September 11, 2018, the Klein derivative action (“Klein Action”) was filed against the Company, our board and our Chief Executive Officer and Chief Financial Officer in the U.S. District Court for the District of Nevada, and on October 22, 2018, the Matthew derivative action (“Matthew Action”) was filed against the company, certain named present and former board members (Barniv, Beck, Boehm, Clark, Falk, Freeland, Granot, Joyal, Nishigori, Sharir, Stern and Wong) in the U.S. District Court, District of Nevada.  The Klein complaint asserts four derivative causes of action generally arising from Ormat's restatement of its financial statements: (i) the individual defendants allegedly breached their fiduciary duties by allowing the company to improperly report its financials; (ii) the individual defendants allegedly were unjustly enriched by being compensated while breaching their fiduciary duties; (iii) the individual defendants allegedly committed corporate waste in paying officers and directors and by incurring legal costs and potential liability; and (iv) the director defendants allegedly breached Section 14(a) of the Exchange Act in connection with the issuance of 2018 proxy. The Matthew complaint similarly alleges derivatively a breach of fiduciary duties, abuse of control, gross mismanagement, and corporate waste by the named directors. On January 24, 2019, the Nevada Court entered an order consolidating the Klein Action and Matthew Action, and staying all deadlines and hearings in the consolidated action pending entry of an order on the motion to dismiss in the Mac Costas putative class action. Within thirty days of entry of an order on the motion to dismiss in the Mac Costas putative class action, the parties are required to meet and confer and to submit a proposed schedule for further proceedings in the consolidated action.

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

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against Puna Geothermal Venture (“PGV”) and other presently unknown defendants. HELCO and other parties were later joined as co-defendants. The Parties have reached an amicable settlement in an immaterial amount which, on April 4, 2019, was recorded by the Court, and the claim dismissed.

●

On March 29, 2016, a former local sales representative in Chile, Aquavant, S.A., filed a claim on the basis of unjust enrichment against Ormat’s subsidiaries in the 27th Civil Court of Santiago, Chile. The claim requests that the court order Ormat to pay Aquavant $4.6 million in connection with its activities in Chile, including the EPC contract for the Cerro Pabellon project and various geothermal concessions, plus 3.75% of Ormat geothermal products sales in Chile over the next 10 years. Pursuant to various motions submitted by the defendants and the plaintiffs to various courts, including the Court of Appeals, the case was removed from the original court and then refiled before the 11th Civil Court of Santiago.   The Civil Court has heard oral testimonies and the “factual” stage of the proceedings are completed. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

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

NOTE 11 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended March 31, 2019 and 2018 was 34.1% and (58.4)%, respectively. The effective rate differs from the federal statutory rate of 21% for the three months ended March 31, 2019 due to: (i) the impact of the recently enacted global intangible low tax income (“GILTI”); (ii) the increase in the valuation allowance on the deferred tax assets related to the limitation on interest expense under the recently enacted IRC section 163(j); (iii) withholding taxes on future dividend distributions; (iv) mix of business in various countries with higher and lower statutory rates than the federal rate; partially offset by (v) forecasted generation of production tax credits.

The Company is required by the Tax Act to include in U.S. taxable income amounts on related to GILTI. The Company elected as an accounting policy in 2018 to treat taxes due on future U.S, inclusions in taxable income under GILTI as a period cost when incurred. The Company has elected and applied the tax law ordering approach when considering GILTI as part of the Company’s valuation allowance.

As a result of the Tax Act, the Company is also subject to certain statutory restrictions on its interest deductions under IRC section 163(j) which limits the interest deductions to business interest income plus 30% of adjusted taxable income. Disallowed interest expense does not expire but can only be utilized in future years when an adjusted taxable income provides excess limitation. The Company is projecting an $8.8 million interest expense carryforward attribute which has a full valuation allowance.

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On May 6, 2019, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.6 million ($0.11 per share) to all holders of the Company’s issued and outstanding shares of common stock on May 20, 2019, payable on May 28, 2019.

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

●

risk and uncertainties associated with our future development of storage and geothermal projects which may operate as "merchant" facilities without long-term sales agreements, including the variability of revenues and profitability of such projects;

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

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and any updates contained herein as well as those set forth in our reports and other filings made with the Securities and Exchange Commission (the “SEC”).

General

Overview

We are a leading vertically integrated company that is primarily engaged in the geothermal and recovered energy power businesses. We are also operating in the storage, demand response and energy management business.

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

Recent Developments

The most significant developments in our company and business since January 1, 2019 are described below.

●

On March 25, 2019, we entered into a first addendum (“First Addendum”) to the Migdal Loan Agreement with several entities within the Migdal Group, a leading insurance company and institutional investor in Israel dated March 22, 2018. The First Addendum provides us with an additional loan by the lenders in an aggregate principal amount of $50.0 million that will be repaid in 15 semi-annual payments of $2.1 million each, commencing on September 15, 2021, with a final payment of $18.5 million on March 15, 2029. The $50.0 million loan bears interest at a fixed rate of 4.6% per annum, payable semi-annually.

●

On March 20, 2019, we announced the signing of a PPA between one of our subsidiaries and Southern California Public Power Authority (SCPPA). Under the PPA, SCPPA will purchase 16MW of power generated by the expected 30MW Casa Diablo-IV (CD4) geothermal project located in Mammoth Lakes, California. SCPPA will resell the output to the City of Colton. The CD4 power plant will be the first geothermal power plant built within the California Independent System Operator (CAISO) balancing authority in the last 30 years. The 16MW of energy deliveries under the PPA will begin no later than the end of 2021 with an extension option. The PPA is for a term of 25 years and has a fixed price of $68 per MWh. We intend to sell the balance of 14MW to other offtakers or at the spot market.

●

On January 4, 2019, we entered into a $41.5 million subordinated loan agreement with Deutsche Investitions-und Entwicklungsgesellschaft mbH (DEG) and on February 28, 2019, we completed a drawdown of the full loan amount, with a fixed interest rate of 6.04% for the duration of the loan. The loan will be repaid in 19 equal semi-annual principal installments commencing June 21, 2019, with a final maturity date of June 21, 2028. Proceeds of the loan were used to refinance upgrades to Plant 1 of the Olkaria III Complex.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2018 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation” in addition to the information set forth in this report. These trends, factors and uncertainties are from time to time also subject to market cycles:

●	Pacific Gas and Electric Corporation (“PG&E Corporation”) and its subsidiary Pacific Gas and Electric Company (“PG&E”), which accounts for 1.2% of our total revenues for the three months ended March 31, 2019, are facing extraordinary challenges relating to a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. If PG&E Corporation and PG&E are found liable for the wildfires, its potential liabilities could exceed $30 billion. As a result, on January 29, 2019, PG&E Corporation and its subsidiary, PG&E, voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We are closely monitoring our PG&E account to ensure cash receipts are received timely each month. Our monthly invoice relating to January 2019 was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy, but cash was received for our February and March invoices.

Revenues

For the three months ended March 31, 2019, approximately 98.3% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

Revenues attributable to our Product segment are based on the sale of equipment, engineering procurement and construction (“EPC”) contracts and the provision of various services to our customers. Product segment revenues may vary from period to period because of the timing of our receipt of purchase orders and the progress of our equipment manufacturing and execution of the relevant project.

Revenues attributable to our Other segment are mainly derived from BSAAS systems, demand response and energy management services and may fluctuate period to period. Pricing of such services and products are dependent on market supply and demand trends, market volatility, the need and price for ancillary services and other factors that may change over time.

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (dollars in thousands)		Increase (decrease)		% of Revenue for Period Indicated
	Three Months Ended March 31,				Three Months Ended March 31,
	2019	2018			2019	2018
Revenues:
Electricity	$142,908	$132,489	$10,419	7.9%	71.8%	72.0%
Product	52,128	48,672	3,456	7.1	26.2	26.4
Other	4,002	2,862	1,140	39.8	2.0	1.6
Total	$199,038	$184,023	$15,015	8.2%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Other segments for the periods indicated:

	Revenue (dollars in thousands)		Increase (decrease)		% of Revenue for Period Indicated
	Three Months Ended March 31,				Three Months Ended March 31,
	2019	2018			2019	2018
Electricity Segment:
United States	$91,528	$83,683	$7,845	9.4%	64.0%	63.2%
Foreign	51,380	48,806	2,574	5.3	36.0	36.8
Total	$142,908	$132,489	$10,419	7.9%	100%	100%

Product Segment:
United States	$11,243	$194	$11,049	5695.4%	21.6%	0.4%
Foreign	40,885	48,478	(7,593)	(15.7)	78.4	99.6
Total	$52,128	$48,672	$3,456	7.1%	100%	100%

Other Segment:
United States	$4,002	$2,862	$1,140	39.8%	100.0%	100.0%
Total	$4,002	$2,862	$1,140	39.8%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

In the three months ended March 31, 2019 and 2018, 46% and 53% of our revenues were derived from international operations, respectively, and our international operations were more profitable than our U.S. operations. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Guadeloupe, Guatemala and Honduras and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income.

Electricity Segment. Our Electricity segment domestic revenues were approximately 64% and 63% of our total Electricity segment for the three months ended March 31, 2019 and 2018, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2019 the international operations of the segment accounted for 46% of our total gross profits, 44% of our net income and 44% of our EBITDA.

Product Segment. Our Product segment foreign revenues were approximately 79% and 99% of our total Product segment revenues for the three months ended March 31, 2019 and 2018, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices (primarily for capacity) paid for electricity under the PPAs with Southern California Edison and PG&E in California for the Heber 2 power plant in the Heber Complex, the Mammoth Complex and the North Brawley power plant are higher in the months of June through September. The higher payments payable by Southern California Edison and PG&E in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a lower ambient temperature. As a result, we expect the revenues in the winter months to be higher than the revenues in the summer months.

Breakdown of Cost of Revenues

The principal cost of revenues attributable to our three segments are discussed in our 2018 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation”.

Critical Accounting Estimates and Assumptions

A comprehensive discussion of our critical accounting estimates and assumptions is included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in our 2018 Annual Report.

New Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements set forth in Item 1 of this quarterly report for information regarding new accounting pronouncements.

Results of Operations

Our historical operating results in dollars and as a percentage of total revenues are presented below. A comparison of the different years described below may be of limited utility due to (i) our recent construction or disposition of power plants and enhancement of acquired power plants; (ii) fluctuation in revenues from our Product segment; and (iii) the impact of the lava eruption on our Puna plant in Hawaii.

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$142,908	$132,489
Product	52,128	48,672
Other	4,002	2,862
	199,038	184,023
Cost of revenues:
Electricity	77,543	73,482
Product	42,106	33,726
Other	5,210	3,443
	124,859	110,651
Gross profit
Electricity	65,365	59,007
Product	10,022	14,946
Other	(1,208)	(581)
	74,179	73,372
Operating expenses:
Research and development expenses	900	1,108
Selling and marketing expenses	3,865	3,699
General and administrative expenses	15,689	13,849
Write-off of unsuccessful exploration activities	—	123
Operating income	53,725	54,593
Other income (expense):
Interest income	293	113
Interest expense, net	(21,223)	(14,344)
Derivatives and foreign currency transaction gains (losses)	472	(1,599)
Income attributable to sale of tax benefits	7,764	7,361
Other non-operating income (expense), net	91	(20)
Income from operations before income tax and equity in earnings (losses) of investees	41,122	46,104
Income tax (provision) benefit	(14,039)	26,942
Equity in earnings (losses) of investees, net	1,047	1,210
Net income	28,130	74,256
Net income attributable to noncontrolling interest	(2,184)	(4,748)
Net income attributable to the Company's stockholders	$25,946	$69,508
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.51	$1.37
Diluted:
Net income	$0.51	$1.36
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,709	50,614
Diluted	51,012	51,051

	Three Months Ended March 31,
	2019	2018
Statements of Operations Data:
Revenues:
Electricity	71.8%	72.0%
Product	26.2	26.4
Other	2.0	1.6
	100.0	100.0
Cost of revenues:
Electricity	54.3	55.5
Product	80.8	69.3
Other	130.2	120.3
	62.7	60.1
Gross profit
Electricity	45.7	44.5
Product	19.2	30.7
Other	(30.2)	(20.3)
	37.3	39.9
Operating expenses:
Research and development expenses	0.5	0.6
Selling and marketing expenses	1.9	2.0
General and administrative expenses	7.9	7.5
Write-off of unsuccessful exploration activities	0.0	0.1
Operating income	27.0	29.7
Other income (expense):
Interest income	0.1	0.1
Interest expense, net	(10.7)	(7.8)
Derivatives and foreign currency transaction gains (losses)	0.2	(0.9)
Income attributable to sale of tax benefits	3.9	4.0
Other non-operating income (expense), net	0.0	(0.0)
Income from operations before income tax and equity in earnings (losses) of investees	20.7	25.1
Income tax (provision) benefit	(7.1)	14.6
Equity in earnings (losses) of investees, net	0.5	0.7
Net income	14.1	40.4
Net income attributable to noncontrolling interest	(1.1)	(2.6)
Net income attributable to the Company's stockholders	13.0%	37.8%

Comparison of the Three Months Ended March 31, 2019 and the Three Months Ended March 31, 2018

Total Revenues

Total revenues for the three months ended March 31, 2019 were $199.0 million, compared to $184.0 million for the three months ended March 31, 2018, which represented an 8.2% increase from the prior year period. This increase was attributable to (i) a 7.9% increase in Electricity segment revenues as compared to the corresponding period in 2018, (ii) a 7.1% increase in our Product segment revenues as compared to the corresponding period in 2018, and (iii) a 39.8% increase in Other segment revenues as compared to the corresponding period in 2018, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended March 31, 2019 were $142.9 million, compared to $132.5 million for the three months ended March 31, 2018, representing a 7.9% increase from the prior year period. This increase was primarily attributable to (i) the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, effective December 2018, which generated a total Complex revenues of $27.6 million for the three months ended March 31, 2019 compared to $18.2 million for the three months ended March 31, 2018; (ii) the consolidation of USG which was acquired on April 24, 2018, and contributed $9.3 million for the three months ended March 31, 2019 and (iii) the commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018. The increase was partially offset due to (i) the shut down of our Puna power plant following the Kilauea volcanic eruption on May 3, 2018 resulted in a reduction of $11.0 million in revenues compare to the same period last year and (ii) a decrease in generation at some of our other power plants that were taken offline to address maintenance issues.

Power generation in our power plants increased by 11.0% from 1,522,965 MWh in the three months ended March 31, 2018 to 1,689,843 MWh in the three months ended March 31, 2019 primarily because of an increase in generation due to the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, Plant 1 expansion in Kenya and the acquisition of USG. The increase was partially offset by (i) the shutdown of our Puna power plant following the Kilauea Volcanic Eruption and (ii) lower generation at some of our other power plants mainly due to maintenance issues.

Product Segment

Revenues attributable to our Product segment for the three months ended March 31, 2019 were $52.1 million, compared to $48.7 million for the three months ended March 31, 2018, which represented a 7.1% increase. The increase in our Product segment revenues was mainly due to the start of a new project in Turkey, which provided $14.1 million in revenue recognized during the three months ended March 31, 2019 and other projects mainly in Turkey and the U.S., which were started in 2018. The increase was partially offset by other projects in Turkey, which were completed in 2018.

Other Segment

Revenues attributable to our Other segment for the three months ended March 31, 2019 were $4.0 million compared to $2.9 million for the three months ended March 31, 2018.  The other segment includes revenues from the provision of energy storage demand response and energy management services.

Total Cost of Revenues

Total cost of revenues for the three months ended March 31, 2019 was $124.9 million, compared to $110.7 million for the three months ended March 31, 2018, which represented a 12.8% increase. This increase was attributable to an increase of $4.1 million, or 5.5%, in cost of revenues from our Electricity segment, an increase of $8.4 million, or 24.8%, in cost of revenues from our Product segment and $1.8 million, or 51.3%, in cost of revenues from our Other segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended March 31, 2019 increased to 62.7% from 60.1% for the three months ended March 31, 2018. This increase was attributable to an increase in cost of revenues as a percentage of total revenues in both our Product and Other segments, partially offset by a decrease in cost of revenues as a percentage of total revenues in our Electricity segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2019 was $77.5 million, compared to $73.5 million for the three months ended March 31, 2018. This increase was primarily attributable to: (i) additional cost of revenues from the commencement of commercial operation of the third phase of our McGinness Hills Complex plant in Nevada, effective December 2018, and commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018 and (ii) the consolidation of USG which was acquired on April 24, 2018, offset partially by a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended March 31, 2019 was 54.3%, compared to 55.5% for the three months ended March 31, 2018. This decrease was primarily attributable to the increase in gross profit due to the commencement of commercial operation of the third phase of our McGinness Hills Complex and due to the gross profit from USG, offset partially by the Puna power plant in Hawaii, under which we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the Kilauea volcanic eruption in May 3, 2018. The cost of revenues attributable to our international power plants was 26.9% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended March 31, 2019 was $42.1 million, compared to $33.7 million for the three months ended March 31, 2018, which represented a 24.8% increase. This increase was primarily attributable to the increase in Product segment revenues, as discussed above and due to higher competition, different product scope and different margins in the various sales contracts we entered into for the Product segment during these periods specifically related to two large but lower margin contracts in Turkey that had a significant impact on revenue and related cost of revenues in the three months ended March 31, 2019. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended March 31, 2019 was 80.8%, compared to 69.3% for the three months ended March 31, 2018.

Other Segment

Cost of revenues attributable to our Other segment for the three months ended March 31, 2019 were $5.2 million compared to $3.4 million for the three months ended March 31, 2018. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended March 31, 2019 were $0.9 million, compared to $1.1 million for the three months ended March 31, 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2019 were $3.9 million compared to $3.7 million for the three months ended March 31, 2018. Selling and marketing expenses for the three months ended March 31, 2019 constituted 1.9% of total revenues for such period, compared to 2.0% for the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 were $15.7 million compared to $13.8 million for the three months ended March 31, 2018.  The increase was primarily attributable to legal settlements, increase in stock-based compensation and professional fees. General and administrative expenses for the three months ended March 31, 2019 constituted 7.9% of total revenues for such period, compared to 7.5% for the three months ended March 31, 2018.

Operating Income

Operating income for the three months ended March 31, 2019 was $53.7 million, compared to $54.6 million for the three months ended March 31, 2018, which represented a 1.6% decrease. The slight decrease in operating income was attributable to the decrease in our Product segment gross margin, and the increase in general and administrative expenses, as discussed above, offset by an increase in our Electricity segment gross margin. Operating income attributable to our Electricity segment for the three months ended March 31, 2019 was $51.6 million, compared to $46.4 million for the three months ended March 31, 2018. Operating income attributable to our Product segment for the three months ended March 31, 2019 was $4.3 million, compared to $9.6 million for the three months ended March 31, 2018. Operating loss attributable to our Other segment for the three months ended March 31, 2019 was $2.1 million compared to $1.4 million for the three months ended March 31, 2018.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2019 was $21.2 million, compared to $14.3 million for the three months ended March 31, 2018. This increase was primarily due to: (i) $100.0 million of proceeds from a senior unsecured loan received on March 22, 2018; (ii) $96.0 million debt as part of the acquisition of USG; (iii) $2.2 million increase in interest related to the sale of tax benefits; and (iv) $114.7 million of proceeds from a limited recourse loan received on October 29, 2018 from OPIC for financing the Honduras power plant, partially offset due to lower interest expense as a result of principal payments of long term debt.

Derivatives and foreign Currency Transaction Gains (losses)

Derivatives and foreign currency transaction gains for the three months ended March 31, 2019 were $0.5 million, compared to losses of $1.6 million for the three months ended March 31, 2018. Derivatives and foreign currency transaction gains for the three months ended March 31, 2019 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the three months ended March 31, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended March 31, 2019 was $7.8 million, compared to $7.4 million for the three months ended March 31, 2018. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions in the three months ended March 31, 2019 compared to the value of PTCs and taxable income allocated to the investors in the three months ended March 31, 2018.

Income Taxes

Income tax provision for the three months ended March 31, 2019 was $14.0 million compared to income tax benefit of ($26.9) million for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019 and March 31, 2018, was 34.1% and (58.4%), respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our annual effective tax rate, excluding the impact of the valuation allowance release for the three months ended March 31, 2018 is approximately 38%. Our aggregate effective tax rate for the three months ended March 31, 2019 differs from the 21% U.S. federal statutory tax rate due to: (i) the impact of the recently enacted global intangible low tax income (“GILTI”); (ii) the increase in the valuation allowance on the deferred tax assets related to the limitation on interest expense under the recently enacted IRC section 163(j); (iii) withholding taxes on future dividend distributions; (iv) mix of business in various countries with higher and lower statutory rates than the federal rate; partially offset by (v) forecasted generation of production tax credits.

See Note 11 to our condensed consolidated financial statements for discussion regarding incremental accounting adjustments related to the Tax Act.

Equity in Earnings (losses) of investees, net

Equity in earnings of investees, net for the three months ended March 31, 2019 was $1.0 million, compared to $1.2 million for the three months ended March 31, 2018. Equity in earnings of investees, net is derived from our 12.75% share in the earnings or losses in Sarulla. The decrease was mainly attributable to a decrease in gross margin due to cooling of the reservoir and the rotor damage in one of the plants. Sarulla is analyzing the cooling of the reservoir and the actions that need to be taken.

Net Income

Net income for the three months ended March 31, 2019 was $28.1 million, compared to $74.3 million for the three months ended March 31, 2018, which represents a decrease of $46.1 million. This decrease in net income was primarily attributable to an increase in income tax provision of $41.0 million, primarily due to tax benefit of $44.4 million for the reduction of the valuation allowance related to foreign tax credits and production tax credits in the three months ended March 31, 2018, an increase of $6.9 million in interest expense, net partially offset by an increase of $2.1 million in derivatives and foreign currency transaction gains, all  as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended March 31, 2019 was $25.9 million, compared to $69.5 million for the three months ended March 31, 2018, which represents a decrease of $43.4 million. This decrease was attributable to the decrease in net income of $46.1 million, offset partially by a decrease of $2.6 million in net income attributable to noncontrolling interest mainly due to the shutdown of the Puna power plant in Hawaii, all as discussed above.

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

As of March 31, 2019, we had access to (i) $79.4 million in cash and cash equivalents, of which $51.2 million is held by our foreign subsidiaries; and (ii) $159.7 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2019 include approximately $200.0 million for capital expenditures on new projects under development or construction, exploration activity, storage activity, investment in our manufacturing facility and operating projects, as well as $117.7 million for debt repayment, including $60.9 million repayment of short-term revolving lines of credit that we assume will be renewed.

As of March 31, 2019, $235.5 million in the aggregate was outstanding under credit agreements with several banks as described below under “Credit Agreements”.

We expect to finance these requirements with: (i) the sources of liquidity described above; (ii) positive cash flows from our operations; and (iii) future project financings and re-financings (including construction loans and tax equity). Management believes that, based on the current stage of implementation of our strategic plan, the sources of liquidity and capital resources described above will address our anticipated liquidity, capital expenditures, and other investment requirements.

Although we plan to repatriate undistributed earnings related to Ormat Systems, Ltd. (“OSL”) to support expected capital expenditure requirements in the U.S., based upon our plans to increase operations outside of the U.S. it is our intention to reinvest undistributed earnings of its other foreign subsidiaries and thereby indefinitely postpone their remittance given that we require existing and future cash to fund our anticipated investment and development activities as well as debt service requirements in those jurisdictions. In addition, we believe that existing and anticipated cash flows as well as borrowing capacity in the U.S. and cash to be remitted to the U.S. from OSL will be sufficient to meet our needs in the U.S.  If plans change, we may be required to accrue and pay U.S. taxes to repatriate these funds.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Issued Amount ($M)	Outstanding Amount as of March 31, 2019	Interest Rate	Maturity Date	Related Projects
OrCal Geothermal Senior Secured Notes	165.0	18.7	6.21%	2020	Heber Complex
OFC 2 Senior Secured Notes – Series A	151.7	99.4	4.67%	2032	McGinness Hills phase 1 and Tuscarora
OFC 2 Senior Secured Notes – Series B	140.0	113.8	4.61%	2032	McGinness Hills phase 2
Olkaria III Financing Agreement with OPIC – Tranche 1	85.0	55.5	6.34%	2030	Olkaria III Complex
Olkaria III Financing Agreement with OPIC – Tranche 2	180.0	119.1	6.29%	2030	Olkaria III Complex
Olkaria III Financing Agreement with OPIC – Tranche 3	45.0	31.6	6.12%	2030	Olkaria III Complex
Amatitlan Financing(1)	42.0	28.9	LIBOR+4.35%	2027	Amatitlan
Don A. Campbell Senior Secured Notes	92.5	81.7	4.03%	2033	Don A. Campbell Complex
Prudential Capital Group Idaho Loan(2)	20.0	18.4	5.8%	2023	Neal Hot Springs and Raft River
U.S. Department of Energy loan(3)	96.8	49.8	2.6%	2035	Neal Hot Springs
Prudential Capital Group Nevada Loan	30.7	27.8	6.75%	2037	San Emidio
Platanares Loan with OPIC	114.7	110.6	7.02%	2032	Platanares
Total	1,163.4	755.3

(1)	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
(2)	Secured by equity interest.
(3)	Secured by the assets.

Full-Recourse Third-Party Debt

Loan	Issued Amount ($M)	Outstanding as of March 31, 2019	Interest Rate	Maturity Date
Senior Unsecured Bonds Series 2	67.0	67.0	3.7%	September 2020
Senior Unsecured Bonds Series 3	137.0	137.0	4.45%	September 2022
Senior unsecured Loan 1	100.0	100.0	4.8%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.6%	March 2029
DEG Loan 2	50.0	47.5	6.28%	June 2028
DEG Loan 3	41.5	41.5	6.04%	June 2028
Total	445.5	443.0

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

Credit Agreements	Issued Amount ($M)	Issued and Outstanding as of March 31, 2019	Termination Date
Union Bank	60.0	54.5	June 2019
HSBC	35.0	30.0	August 2019
Other Banks 1	233.0	27.9	June 2019- March 2020
Other Banks 2	140.0	112.9	May 2019-September 2019
Other Banks 3 (Non-committed)		10.1
Total	468.0	235.5

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above, are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year.  As of March 31, 2019: (i) total equity was $1,463.0 million and the actual equity to total assets ratio was 46.5% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.17. During the three months ended March 31, 2019, we distributed interim dividends in an aggregate amount of $5.6 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks, as of March 31, 2019, are as follows:

(Dollars in thousands)

Year ending December 31:
2019	$67,749
2020	148,210
2021	76,627
2022	219,317
2023	96,094
Thereafter	644,530
Total	$1,252,527

 Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $12.5 million as of March 31, 2019. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since March 31, 2017:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
May 8, 2017	$0.08	May 22, 2017	May 31, 2017
August 3, 2017	$0.08	August 15, 2017	August 29, 2017
November 7, 2017	$0.08	November 21, 2017	December 5, 2017
March 1, 2018	$0.23	March 14, 2018	March 29, 2018
May 7, 2018	$0.10	May 21, 2018	May 30, 2018
August 7, 2018	$0.10	August 21, 2018	August 29, 2018
November 6, 2018	$0.10	November 20, 2018	December 4, 2018
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net cash provided by operating activities	$77,437	$19,769
Net cash used in investing activities	(50,944)	(68,034)
Net cash provided by (used in) financing activities	(31,039)	56,677
Net change in cash and cash equivalents and restricted cash and cash equivalents	(5,031)	8,412

For the Three Months Ended March 31, 2019

Net cash provided by operating activities for the three months ended March 31, 2019 was $77.4 million, compared to $19.8 million for the three months ended March 31, 2018. The net increase of  $57.7 million was primarily due to: (i) a decrease in accounts payable and accrued expenses of $4.3 million in the three months ended March 31, 2019, compared to $49.0 million in the three months ended March 31, 2018, mainly due to: (a) a withholding tax payment of approximately $14 million in the three months ended March 31, 2019 compared to $44 million in the three months ended March 31, 2018 due to a distribution from OSL; and (b) due to timing of payments to our suppliers; and (ii) a decrease of $9.5 million in costs and estimated earnings in excess of billings, net in our Product segment in the three months ended March 31, 2019 compared to a net increase of $10.0 million in the three months ended March 31, 2018, as a result of timing in billings to our customers, offset partially by an increase of $1.1 million in receivables in the three months ended March 31, 2019, compared to a decrease of $9.8 million in the three months ended March 31, 2018, as a result of timing of collections from our customers.

Net cash used in investing activities for the three months ended March 31, 2019 was $50.9 million, compared to $68.0 million for the three months ended March 31, 2018. The principal factor that affected our net cash used in investing activities during the three months ended March 31, 2019 was capital expenditures of $51.4 million, primarily for our facilities under construction. The principal factors that affected our net cash used in investing activities during the three months ended March 31, 2018 were: (i) capital expenditures of $67.0 million, primarily for our facilities under construction; and (ii) a $1.3 million investment in an unconsolidated company.

Net cash used in financing activities for the three months ended March 31, 2019 was $31.0 million, compared to $56.7 million net cash provided by financing activities for the three months ended March 31, 2018. The principal factors that affected the net cash used in financing activities during the three months ended March 31, 2019 were: (i)  net payment of $98.1 million from our revolving credit lines with commercial banks which were used for capital expenditures, (ii) the repayment of long-term debt in the amount of $15.8 million, (ii) a $5.6 million cash dividend payment and (iv) $4.5 million cash paid to a noncontrolling interest, partially offset by (i) $50.0 million of proceeds from a senior unsecured loan, and (ii) $41.5 million of proceeds from a term loan for our Olkaria 3 Complex plant 1 expansion. The principal factors that affected our net cash used in financing activities during the three months ended March 31, 2018 were: $100.0 million of proceeds from a senior unsecured loan, partially offset by: (i) the repayment of long-term debt in the amount of $16.7 million; (ii) a net decrease of $13.0 million against our revolving lines of credit with commercial banks; (iii) a $11.6 million cash dividend paid; and (iv) $4.7 million cash paid to a noncontrolling interest.

Non-GAAP Measures: EBITDA and Adjusted EBITDA

We calculate EBITDA as net income before interest, taxes, depreciation and amortization. We calculate Adjusted EBITDA as net income before interest, taxes, depreciation and amortization, adjusted for (i) termination fees, (ii) impairment of long-lived assets, (iii) write-off of unsuccessful exploration activities, (iv) any mark-to-market gains or losses from accounting for derivatives, (v) merger and acquisition transaction costs, (vi) stock-based compensation, (vii) gains or losses from extinguishment of liability, (viii) gains or losses on sales of subsidiaries and property, plant and equipment and (ix) other unusual or non-recurring items. EBITDA and Adjusted EBITDA are not measurements of financial performance or liquidity under accounting principles generally accepted in the U.S. (U.S. GAAP) and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or as an alternative to net earnings as indicators of our operating performance or any other measures of performance derived in accordance with U.S. GAAP. EBITDA and Adjusted EBITDA are presented because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of a company’s ability to service and/or incur debt. However, other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do.

Net income for the three months ended March 31, 2019 was and $28.1 million, compared to $74.3 million for the three months ended March 31, 2018.

Adjusted EBITDA for the three months ended March 31, 2019 was $101.8 million compared to $98.4 million for the three months ended March 31, 2018.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Net income	$28,130	$74,256
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	20,930	14,231
Income tax provision (benefit)	14,039	(26,942)
Adjustment to investment in an unconsolidated company: our proportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,661	3,530
Depreciation and amortization	34,866	29,437
EBITDA	$100,626	$94,512
Mark-to-market gains or losses from accounting for derivative	(1,209)	962
Stock-based compensation	2,360	1,707
Merger and acquisition transaction costs	-	1,095
Write-off of unsuccessful exploration activities	-	123
Adjusted EBITDA	$101,777	$98,399

In May 2014, the Sarulla consortium (“SOL”) closed $1,170 million in financing. As of March 31, 2019, the credit facility has an outstanding balance of $1,108.8 million. Our proportionate share in the SOL credit facility is $141.4 million.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction:

Tungsten Mountain Solar power plant (Nevada). We are currently developing a Solar PV power plant adjacent to our geothermal Tungsten Mountain power plant in Nevada. The project is expected to generate approximately 7 AC MW that will be used for the ancillary needs of the power plant and will free similar MW to be sold from the geothermal resource to SCPPA under the portfolio PPA. Most of the equipment is onsite and construction is progressing. We expect commercial operation in the second quarter of 2019. We are in the process of amending the Tungsten Mountain geothermal Large Generator Interconnection Agreement with NV Energy to reflect this addition of Solar PV systems.

Steamboat Hills Power Plant (Nevada). We are planning to replace all of the old power plant equipment with new advanced technology equipment that will eventually increase the capacity by approximately 16 MW and reduce maintenance costs. Engineering work and procurement are ongoing, and we expect commercial operation in early 2020.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, Engineering and procurement are ongoing. We expect commercial operation in early 2021.

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We drilled one well in 2016 that did not meet our commercial criteria and another in 2017 that tested favorably. Planning is in process for next steps including a flow test to evaluate reservoir volume. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of March 31, 2019, we postponed the drilling activity to next year.

CD 4 Project. We plan to develop a 30 MW project at the Mammoth complex on primarily BLM leases. We have completed two production wells, one of which was previously considered an injection well. We continued drilling in 2018. We signed a Wholesale Distribution Access Tariff Cluster Large Generator Interconnection Agreement with Southern California Edison in December 2017. We recently signed a 25-year PPA with SCPPA for 16 MW that will be sold to the City of Colton in California. We intend to sell the balance of 14MW to other offtakers or at the spot market. We expect commercial operation by the end of 2021.

We have estimated approximately $285.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $67.4 million as of March 31, 2019. We expect to invest approximately $125.0 million of the total amount during the remainder of 2019 and the remaining of approximately $92.6 million thereafter.

In addition, we estimate approximately $75.0 million in additional capital expenditures in the remainder of 2019 to be allocated as follows: (i) $45.0 million for maintenance capital expenditures to our operating power plants; (ii) $10.0 million for exploration; (iii) $13.0 million for the construction and development of storage projects; and (iv) $7.0 million for enhancement to our production facilities.

In the aggregate, we estimate our total capital expenditures for the remainder of 2019 will be approximately $200.0 million.

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

The energy payments under the PPAs of the Heber 2 power plant in the Heber Complex and the G2 power plant in the Mammoth Complex are determined by reference to the relevant power purchaser’s Short Run Avoided Cost (“SRAC”). A decline in the price of natural gas will result in a decrease in the incremental cost that the power purchaser avoids by not generating its electrical energy needs from natural gas, or by reducing the price of purchasing its electrical energy needs from natural gas power plants, which in turn will reduce the energy payments that we may charge under the relevant PPA for these power plants. The Puna Complex is currently benefiting from energy prices which are higher than the floor under the 25 MW PPA for the Puna Complex as a result of the high fuel costs that impact HELCO’s avoided costs.

As of March 31, 2019, 97.1% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 2.9% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of March 31, 2019, $35.0 million of our long-term debt remained subject to some interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at March 31, 2019 and December 31, 2018 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of March 31, 2019 and December 31, 2018 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(3,570)	(4,042)	4,363	4,940	Foreign currency forward contracts
Interest Rate	(111)	(113)	112	114	Orcal Senior Secured Notes
Interest Rate	(5,583)	(5,955)	5,806	6,211	OFC 2 Senior Secured Notes
Interest Rate	(5,647)	(6,022)	5,887	6,294	OPIC Loan
Interest Rate	(2,716)	(3,054)	2,767	3,118	Senior Unsecured Bonds
Interest Rate	(1,130)	(1,216)	1,173	1,266	DEG 2 Loan
Interest Rate	(2,195)	(2,324)	2,296	2,438	DAC 1 Senior Secured Notes
Interest Rate	(662)	(714)	689	745	Amatitlan Loan
Interest Rate	(4,048)	(2,897)	4,193	3,010	Migdal Loan and the Additional Migdal Loan
Interest Rate	(1,226)	(1,306)	1,352	1,398	San Emidio Loan
Interest Rate	(1,068)	(1,153)	1,106	1,197	DOE Loan
Interest Rate	(375)	(440)	385	453	Idaho Holdings Loan
Interest Rate	(3,518)	(3,719)	3,686	3,907	Platanares OPIC Loan
Interest Rate	(922)	-	954	-	DEG 3 Loan
Interest Rate	(130)	(143)	134	148	Other long-term loans

Effect of Inflation

We do not expect that inflation will be a significant risk in the near term, given the current global economic conditions, however, that could change in the future. To address rising inflation, some of our contracts include certain provisions that mitigate inflation risk.

In connection with the Electricity segment, none of our U.S. PPAs, including the SCPPA Portfolio PPA, are directly linked to the Consumer Price Index (CPI). Inflation may directly impact an expense we incur for the operation of our projects, thereby increasing our overall operating costs and reducing our profit and gross margin. The negative impact of inflation may be partially offset by price adjustments built into some of our PPAs that could be triggered upon such occurrences. The energy payments pursuant to our PPAs for some of our power plants such as the Brady power plant, the Steamboat 2 and 3 power plants and the McGinness Complex increase every year through the end of the relevant terms of such agreements, though such increases are not directly linked to the CPI or any other inflationary index. Lease payments are generally fixed, while royalty payments are generally calculated as a percentage of revenues and therefore are not significantly impacted by inflation. In our Product segment, inflation may directly impact fixed and variable costs incurred in the construction of our power plants, thereby increasing our operating costs in the Product segment. We are more likely to be able to offset all or part of this inflationary impact through our project pricing. With respect to power plants that we build for our own electricity production, inflationary pricing may impact our operating costs which may be partially offset in the pricing of the new long-term PPAs that we negotiate.

Concentration of Credit Risk

Our credit risk is currently concentrated with the following major customers: Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy), SCPPA and Kenya Power and Lighting Company (KPLC). If any of these electric utilities fail to make payments under its PPAs with us, such failure would have a material adverse impact on our financial condition. Also, by implementing our multi-year strategic plan we may be exposed, by expanding our customer base, to different credit profile customers than our current customers.

Sierra Pacific Power Company and Nevada Power Company accounted for 18.2% and 17.4% for the three months ended March 31, 2019 and 2018, respectively.

SCPPA accounted for 19.4% and 16.3% for the three months ended March 31, 2019 and 2018, respectively.

KPLC accounted for 15.3% and 15.1% for the three months ended March 31, 2019 and 2018, respectively.

We have historically been able to collect on substantially all of our receivable balances. Recently, we have been receiving late payments from KPLC in Kenya related to our Olkaria Complex and from ENNE in Honduras related to our Platanares power plant. As of March 31, 2019, the amounts overdue are $29.4 million and $18.0 million related to KPLC and ENNE, respectively, of which $20.4 and $3.0 million, respectively, were paid during April 2019. As we believe we will be able to collect all past due amounts, no provision for doubtful accounts has been recorded.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2018 Annual Report. There have been no material changes to this section in the three months ended March 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted the evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended. Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2018 and 2017 Annual Reports the following material weakness which still existed as of March 31, 2019. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

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

We have made substantial progress in accordance with our remediation plan. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures, however, there can be no assurance that this will occur within 2019.

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the first quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

    PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required with respect to this item can be found under “Commitments and Contingencies” in Note 10 of notes to the unaudited condensed consolidated financial statements contained in this quarterly report and is incorporated by reference into this Item 1.

ITEM 1A. RISK FACTORS

A comprehensive discussion of our other risk factors is included in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC on March 1, 2019. There have been no material changes to the risk factors disclosed in Part I – Item 1A of our 2018 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

We hereby file, as exhibits to this quarterly report, those exhibits listed on the Exhibit Index immediately following the signature page hereto.

EXHIBIT INDEX

Exhibit No.	Document

10.1*	First Addendum to Loan Agreement dated March 25, 2019 between and among Ormat Technologies, Inc. and Migdal Insurance Company Ltd., Migdal Makefet Pension and Provident Funds Ltd. And Yozma Pension Fund of Self-Employed Ltd.

10.2* +	Amendment to Employment Agreement dated as of December 1, 2017 between Ormat Technologies, Inc. and Isaac Angel.

10.3* +	Employment Agreement dated as of November 1, 2017, between Ormat Technologies Inc. and Shlomo Argas.

31.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.IN*	XBRL Instance Document.

101.SC*	XBRL Taxonomy Extension Schema Document.

101.CA*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DE*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LA*	XBRL Taxonomy Extension Label Linkbase Document.

101.PR*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

+	This document has been identified as a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORMAT TECHNOLOGIES, INC.

By:	/s/ Doron Blachar
Name: Doron Blachar
Title: Chief Financial Officer

Date: May 8, 2019