Form 10-Q
period 2019-06-30
ORMAT TECHNOLOGIES, INC.
filed 2019-08-08
CIK 1296445

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 5, 2019, the number of outstanding shares of common stock, par value $0.001 per share, was 50,862,581.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ORA	NYSE

ORMAT TECHNOLOGIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

ii

Certain Definitions

Unless the context otherwise requires, all references in this quarterly report to “Ormat”, “the Company”, “we”, “us”, “our company”, “Ormat Technologies” or “our” refer to Ormat Technologies, Inc. and its consolidated subsidiaries.

iii

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$110,665	$98,802
Restricted cash and cash equivalents (primarily related to VIEs)	70,974	78,693
Receivables:
Trade	135,756	137,581
Other	19,499	19,393
Inventories	38,880	45,024
Costs and estimated earnings in excess of billings on uncompleted contracts	27,352	42,130
Prepaid expenses and other	9,225	51,441
Total current assets	412,351	473,064
Investment in an unconsolidated company	71,047	71,983
Deposits and other	20,281	18,209
Deferred income taxes	130,461	113,760
Property, plant and equipment, net ($1,863,523 and $1,859,228 related to VIEs, respectively)	1,963,086	1,959,578
Construction-in-process ($134,519 and $104,085 related to VIEs, respectively)	306,810	261,690
Operating leases right of use	58,921	—
Finance leases right of use ($8,992 related to VIEs)	15,469	—
Deferred financing and lease costs, net	1,988	3,242
Intangible assets, net	193,142	199,874
Goodwill	20,225	19,950
Total assets	$3,193,781	$3,121,350
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$115,011	$116,362
Short term revolving credit lines with banks (full recourse)	53,100	159,000
Billings in excess of costs and estimated earnings on uncompleted contracts	14,130	18,402
Current portion of long-term debt:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes	37,343	33,493
Other loans	34,181	29,687
Full recourse	9,368	5,000
Operating lease liabilities	9,906	—
Finance lease liabilities	3,555	—
Total current liabilities	276,594	361,944
Long-term debt, net of current portion:
Limited and non-recourse (primarily related to VIEs):
Senior secured notes (less deferred financing costs of $6,869 and $7,434, respectively)	355,151	375,337
Other loans (less deferred financing costs of $11,018 and $9,354, respectively)	334,384	320,242
Full recourse:
Senior unsecured bonds (less deferred financing costs of $779 and $758, respectively)	353,554	303,575
Other loans (less deferred financing costs of $1,612 and $921, respectively)	73,336	41,579
Operating lease liabilities	15,296	—
Finance lease liabilities	13,000	—
Liability associated with sale of tax benefits	66,999	69,893
Deferred lease income	44,040	48,433
Deferred income taxes	79,837	61,323
Liability for unrecognized tax benefits	14,478	11,769
Liabilities for severance pay	18,058	17,994
Asset retirement obligation	43,094	39,475
Other long-term liabilities	5,499	16,087
Total liabilities	1,693,320	1,667,651
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	8,820	8,603

Equity:
The Company's stockholders' equity:
Common stock, par value $0.001 per share; 200,000,000 shares authorized; 50,862,581 and 50,699,781 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	51	51
Additional paid-in capital	906,366	901,363
Retained earnings	470,880	422,222
Accumulated other comprehensive income (loss)	(7,736)	(3,799)
Total stockholders' equity attributable to Company's stockholders	1,369,561	1,319,837
Noncontrolling interest	122,080	125,259
Total equity	1,491,641	1,445,096
Total liabilities, redeemable noncontrolling interest and equity	$3,193,781	$3,121,350

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Revenues:
Electricity	$129,079	$122,179	$271,987	$254,668
Product	52,030	54,915	104,158	103,587
Other	2,956	1,205	6,958	4,067
Total revenues	184,065	178,299	383,103	362,322
Cost of revenues:
Electricity	73,775	81,236	151,318	154,718
Product	41,316	37,573	83,422	71,299
Other	3,827	2,028	9,037	5,471
Total cost of revenues	118,918	120,837	243,777	231,488
Gross profit	65,147	57,462	139,326	130,834
Operating expenses:
Research and development expenses	810	1,251	1,710	2,359
Selling and marketing expenses	3,276	3,712	7,141	7,411
General and administrative expenses	14,181	15,866	29,870	29,719
Write-off of unsuccessful exploration activities	—	—	—	119
Operating income	46,880	36,633	100,605	91,226
Other income (expense):
Interest income	420	189	713	302
Interest expense, net	(21,517)	(15,846)	(42,740)	(30,190)
Derivatives and foreign currency transaction gains (losses)	19	(529)	491	(2,128)
Income attributable to sale of tax benefits	4,637	3,556	12,401	10,917
Other non-operating income (expense), net	1,027	7,373	1,118	7,353
Income from operations before income tax and equity in earnings (losses) of investees	31,466	31,376	72,588	77,480
Income tax (provision) benefit	3,529	(29,105)	(10,510)	(2,163)
Equity in earnings (losses) of investees, net	1,202	388	2,249	1,598
Net income	36,197	2,659	64,327	76,915
Net income attributable to noncontrolling interest	(2,259)	(3,002)	(4,443)	(7,750)
Net income attributable to the Company's stockholders	$33,938	$(343)	$59,884	$69,165
Comprehensive income:
Net income	36,197	2,659	64,327	76,915
Other comprehensive income (loss), net of related taxes:
Change in foreign currency translation adjustments	482	(2,496)	(866)	(968)
Change in unrealized gains or losses in respect of the Company's share in derivatives instruments of unconsolidated investment	(2,087)	529	(3,232)	3,163
Loss in respect of derivative instruments designated for cash flow hedge	18	20	40	40
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge	(9)	(15)	(17)	(30)
Comprehensive income	34,601	697	60,252	79,120
Comprehensive income attributable to noncontrolling interest	(2,443)	(2,428)	(4,305)	(7,546)
Comprehensive income attributable to the Company's stockholders	$32,158	$(1,731)	$55,947	$71,574
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.67	$(0.01)	$1.18	$1.37
Diluted:
Net income	$0.66	$(0.01)	$1.17	$1.36
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,800	50,623	50,757	50,618
Diluted	51,094	50,958	51,058	51,001

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	The Company's Stockholders' Equity
				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-in	(Accumulated	Income		Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	(Loss)	Total	Interest	Equity

	(Dollars in thousands, except per share data)

Balance at December 31, 2017	50,609	$51	$888,778	$327,255	$(4,706)	$1,211,378	$84,322	$1,295,700
Cumulative effect of changes in accounting principles				25,635		25,635		25,635
Adjusted balance as of the beginning of the year	50,609	51	888,778	352,890	(4,706)	1,237,013	84,322	1,321,335
Stock-based compensation	—	—	1,707	—	—	1,707	—	1,707
Exercise of options by employees and directors	8	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,674)	(4,674)
Cash dividend declared, $0.23 per share	—	—	—	(11,640)	—	(11,640)	—	(11,640)
Net income	—	—	—	69,508	—	69,508	4,482	73,990
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	1,158	1,158	370	1,528
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $13)	—	—	—	—	20	20	—	20
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	2,634	2,634	—	2,634
new
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $9)	—	—	—	—	(15)	(15)	—	(15)

Balance at March 31, 2018	50,617	$51	$890,485	$410,758	$(909)	$1,300,385	$84,500	$1,384,885

Balance as of the beginning of the period	50,617	51	890,485	410,758	(909)	1,300,385	84,500	1,384,885
Stock-based compensation	—	—	2,116	—	—	2,116	—	2,116
Exercise of options by employees and directors	13	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(1,703)	(1,703)
Cash dividend declared, $0.10 per share	—	—	—	(5,062)	—	(5,062)	—	(5,062)
Increase in noncontrolling interest in Guadeloupe	—	—	—	—	—	—	2,165	2,165
Increase in noncontrolling interest in Tungsten	—	—	—	—	—	—	996	996
Increase in noncontrolling interest in U.S. Geothermal	—	—	—	—	—	—	34,898	34,898
Net income	—	—	—	(343)	—	(343)	2,807	2,464
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,922)	(1,922)	(574)	(2,496)
Loss in respect of derivative instruments designated for cash flow hedge (net of related tax of $11)	—	—	—	—	20	20	—	20
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	529	529	—	529
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $9)	—	—	—	—	(15)	(15)	—	(15)

Balance at June 30, 2018	50,630	$51	$892,601	$405,353	$(2,297)	$1,295,708	$123,089	$1,418,797

Balance at December 31, 2018	50,700	$51	$901,363	$422,222	$(3,799)	$1,319,837	$125,259	$1,445,096
Cumulative effect of changes in accounting principles				(58)		(58)		(58)
Adjusted balance as of the beginning of the year	50,700	51	901,363	422,164	(3,799)	1,319,779	125,259	1,445,038
Stock-based compensation	—	—	2,360	—	—	2,360	—	2,360
Exercise of options by employees and directors	52	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(4,146)	(4,146)
Cash dividend declared, $0.11 per share	—	—	—	(5,579)	—	(5,579)	—	(5,579)
Net income	—	—	—	25,946	—	25,946	1,855	27,801
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	(1,026)	(1,026)	(322)	(1,348)
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	22	22	—	22
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(1,145)	(1,145)	—	(1,145)
new
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(8)	(8)	—	(8)

Balance at March 31, 2019	50,752	$51	$903,723	$442,531	$(5,956)	$1,340,349	$122,646	$1,462,995

Balance as of the beginning of the period	50,752	51	903,723	442,531	(5,956)	1,340,349	122,646	1,462,995
Stock-based compensation	—	—	2,643	—	—	2,643	—	2,643
Exercise of options by employees and directors	110	—	—	—	—	—	—	—
Cash paid to noncontrolling interest	—	—	—	—	—	—	(2,767)	(2,767)
Cash dividend declared, $0.11 per share	—	—	—	(5,589)	—	(5,589)	—	(5,589)
Net income	—	—	—	33,938	—	33,938	2,017	35,955
Other comprehensive income (loss), net of related taxes:
Currency translation adjustment	—	—	—	—	298	298	184	482
Loss in respect of derivative instruments designated for cash flow hedge	—	—	—	—	18	18	—	18
Change in unrealized gains or losses in respect of the Company's share in derivative instruments of unconsolidated investment (net of related tax of $0)	—	—	—	—	(2,087)	(2,087)	—	(2,087)
0.0
Amortization of unrealized gains in respect of derivative instruments designated for cash flow hedge (net of related tax of $6)	—	—	—	—	(9)	(9)	—	(9)

Balance at June 30, 2019	50,862	$51	$906,366	$470,880	$(7,736)	$1,369,561	$122,080	$1,491,641

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$64,327	$76,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,331	63,580
Accretion of asset retirement obligation	1,323	1,068
Stock-based compensation	5,003	3,823
Amortization of deferred lease income	(1,344)	(1,342)
Income attributable to sale of tax benefits, net of interest expense	(6,089)	(8,303)
Equity in losses (earnings) of investees	(2,249)	(1,598)
Mark-to-market of derivative instruments	(1,579)	1,499
Loss on disposal of property, plant and equipment	1,136	4,942
Write-off of unsuccessful exploration activities	—	119
Loss (gain) on severance pay fund asset	(547)	721
Deferred income tax provision	1,534	(5,060)
Liability for unrecognized tax benefits	2,709	747
Deferred lease revenues	(364)	(205)
Gain from insurance recoveries	—	(7,150)
Changes in operating assets and liabilities, net of businesses acquired:
Receivables	2,200	2,977
Costs and estimated earnings in excess of billings on uncompleted contracts	14,778	(5,628)
Inventories	4,224	(981)
Prepaid expenses and other	6,894	433
Operating lease right of use asset	4,176	—
Deposits and other	(2,284)	6
Accounts payable and accrued expenses	(6,196)	(54,183)
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,272)	(4,105)
Liabilities for severance pay	64	(982)
Other long-term liabilities	(696)	(243)
Net cash provided by operating activities	156,079	67,050
Cash flows from investing activities:
Capital expenditures	(114,880)	(139,125)
Cash received from insurance recoveries related to destroyed equipment	—	1,488
Investment in unconsolidated companies	—	(3,800)
Cash paid for acquisition of controlling interest in a subsidiary, net of cash acquired	—	(95,093)
Decrease (increase) in severance pay fund asset, net of payments made to retired employees	712	340
Net cash used in investing activities	(114,168)	(236,190)
Cash flows from financing activities:
Proceeds from long-term loans, net of transaction costs	132,847	100,000
Proceeds from the sale of limited liability company interest in Tungsten, net of transaction costs	—	32,403
Prepayment of loans	(6,098)	—
Proceeds from revolving credit lines with banks	1,298,500	1,791,400
Repayment of revolving credit lines with banks	(1,404,400)	(1,684,300)
Cash received from noncontrolling interest	3,346	4,134
Repayments of long-term debt	(36,767)	(28,264)
Cash paid to noncontrolling interest	(7,828)	(8,030)
Payments of finance leases	(1,713)	(972)
Deferred debt issuance costs	(4,345)	(1,428)
Cash dividends paid	(11,168)	(16,702)
Net cash provided by (used in) financing activities	(37,626)	188,241
Effect of exchange rate changes	(141)	—
Net change in cash and cash equivalents and restricted cash and cash equivalents	4,144	19,101
Restricted cash and cash equivalents acquired in a business combination	—	26,993
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	177,495	96,643
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$181,639	$142,737
Supplemental non-cash investing and financing activities:
Increase (decrease) in accounts payable related to purchases of property, plant and equipment	$6,010	$(6,202)
Accrued liabilities related to financing activities	$4,285	$1,979

The accompanying notes are an integral part of the consolidated financial statements.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GENERAL AND BASIS OF PRESENTATION

These unaudited condensed consolidated interim financial statements of Ormat Technologies, Inc. and its subsidiaries (collectively, the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Accordingly, they do not contain all information and notes required by U.S. GAAP for annual financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements reflect all adjustments, which include normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position as of June 30, 2019, the consolidated results of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2019 and 2018, consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 and consolidated statements of equity for the three months ended June 30, 2019 and 2018 and March 30, 2019 and 2018.

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

Plumstriker Loan

On May 4, 2019, a wholly owned indirect subsidiary of the Company (“Plumstriker”) and its two subsidiaries entered into a $23.5 million loan agreement with a U.S. financing division of a leading global industrial company for the financing of two 20 MW battery energy storage projects located in New Jersey. On May 30, 2019, Plumstriker completed the drawdown of the full loan amount, bearing interest of three months U.S. Libor plus 3.5% margin. The loan will be repaid in 29 equal quarterly principal installments of 1.25% of the loan, and additional 14 unequal semi-annual principal payments, commencing June 30, 2019. The final maturity date of the loan is May 30, 2026. Proceeds of the loan were used to refinance investments in the said projects. The debt repayment of the loan is not guaranteed by the Company or any of its other subsidiaries.

Société Géneralé Loan

On April 9, 2019, an indirect subsidiary of the Company (“Guadeloupe”), entered into a $8.9 million loan agreement with Société Général. On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount of the loan, bearing a fixed interest of 1.52%. The loan will be repaid in 28 quarterly principal installments, commencing July 29, 2019. The final maturity date of the loan is April 29, 2026. The loan has a limited guarantee by one of the Company’s subsidiary.

Bpifrance Loan

On April 4, 2019, Guadeloupe, entered into a $8.9 million loan agreement with Banque Publique d’Investissement ("Bpifrance"). On April 29, 2019, Guadeloupe completed the drawdown of the full loan amount, bearing a fixed interest of 1.93%. The loan will be repaid in 20 equal quarterly principal installments, commencing June 30, 2021. The final maturity date of the loan is March 31, 2026. The loan is not guaranteed by the Company or any of its other subsidiaries.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Puna

On May 3, 2018, the Kilauea volcano located in close proximity to our Puna 38 MW geothermal power plant in the Puna district of Hawaii's Big Island erupted following a significant increase in seismic activity in the area. Before it stopped flowing, the lava covered the wellheads of three geothermal wells, monitoring wells and the substation of the Puna complex and an adjacent warehouse that stored a drilling rig that was also consumed by the lava. The insurance policy coverage for property and business interruption is provided by a consortium of insurers. All the insurers accepted and started paying for the costs to rebuild the destroyed substation, and during the first quarter of 2019, the Company received an additional $1.5 million of such proceeds. However, only some of the insurers accepted that the business interruption coverage started in May 2018 and during the first and second quarters of 2019, the Company received and recorded an additional $8.1 million of such proceeds which were included under cost of revenues in the condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2019. The Company is still in discussions to reach an understanding with all insurers to start paying for the business interruption as of May 2018. The Company is still assessing the damages in the Puna facilities and continues to coordinate with Hawaii Electric Light Company (“HELCO”) and local authorities to bring the power plant back to operation.

As of August 2019, the Company continues to make good progress in the efforts to resume the operation at the Puna power plant. The Company expects that the plant refurbishment activities will be completed on schedule by the end of 2019 and that the plant will resume operations as soon as the local permitting and transmission network upgrades being undertaken by our local utility partner are completed in early 2020. In the well field area, during work to remove the plugs from the geothermal wells the Company found that two of the production wells were damaged and it will have to repair them or drill a new well. In addition, some of the other production wells at the Puna power plant need to be cleaned out. Once Puna resumes operation, the Company will gradually increase the power plant generating capacity as it completes the necessary repairs and drilling.

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

DEG 3 Loan

On January 4, 2019, an indirect subsidiary of the Company (“OrPower 4”) entered into an additional $41.5 million subordinated loan agreement with Deutsche Investitions-und Entwicklungsgesellschaft mbH ("DEG") (the “DEG 3 Loan Agreement”) and on February 28, 2019, OrPower 4 completed a drawdown of the full loan amount, with a fixed interest rate of 6.04% for the duration of the loan (the “DEG 3 Loan”). The DEG 3 Loan will be repaid in 19 equal semi-annual principal installments commencing June 21, 2019, with a final maturity date of  June 21, 2028. Proceeds of the DEG 3 Loan were used by OrPower 4 to refinance upgrades to Plant 1 of the Olkaria III Complex, which were originally financed using equity. The DEG 3 Loan is subordinated to the senior loan provided by Overseas Private Investment Corporation (“OPIC”) for Plants 1-3 of the Olkaria III Complex. The DEG 3 Loan is guaranteed by the Company.

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

Write-offs of unsuccessful exploration activities

There were no write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2019. Write-offs of unsuccessful exploration activities for the three and six months ended June 30, 2018 were $0 and $0.1 million, respectively.

Reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash and cash equivalents as reported on the balance sheet to the total of the same amounts shown on the statement of cash flows:

	June 30,	December 31,	June 30,
	2019	2018	2018
	(Dollars in thousands)
Cash and cash equivalents	$110,665	$98,802	$66,696
Restricted cash and cash equivalents	70,974	78,693	76,041
Total Cash and cash equivalents and restricted cash and cash equivalents	$181,639	$177,495	$142,737

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of temporary cash investments and accounts receivable.

The Company places its temporary cash investments with high credit quality financial institutions located in the United States (“U.S.”) and in foreign countries. At June 30, 2019 and December 31, 2018, the Company had deposits totaling $44.1 million and $31.3 million, respectively, in ten U.S. financial institutions that were federally insured up to $250,000 per account. At June 30, 2019 and December 31, 2018, the Company’s deposits in foreign countries amounted to approximately $79.4 million and $93.9 million, respectively.

At June 30, 2019 and December 31, 2018, accounts receivable related to operations in foreign countries amounted to approximately $107.4 million and $102.0 million, respectively. At June 30, 2019 and December 31, 2018, accounts receivable from the Company’s primary customers amounted to approximately 56% and 56% of the Company’s accounts receivable, respectively.

Sierra Pacific Power Company and Nevada Power Company (subsidiaries of NV Energy, Inc.) accounted for 16.5% and 17.0% of the Company’s total revenues for the three months ended June 30, 2019 and 2018, respectively, and 17.3% and 16.7% of the Company’s total revenues for the six months ended June 30, 2019 and 2018, respectively.

Southern California Public Power Authority (“SCPPA”) accounted for 17.2% and 14.9% of the Company’s total revenues for the three months ended June 30, 2019 and 2018, respectively, and 18.3% and 15.6% of the Company’s total revenues for the six months ended June 30, 2019 and 2018, respectively.

Kenya Power and Lighting Co. Ltd. accounted for 16.6% and 16.6% of the Company’s total revenues for the three months ended June 30, 2019 and 2018, respectively, and 16.0% and 15.8% of the Company’s total revenues for the six months ended June 30, 2019 and 2018, respectively.

The Company has historically been able to collect on substantially all of its receivable balances. As of June 30, 2019, the amount overdue from KPLC in Kenya was $34.5 million of which $10.5 million was paid in July 2019 and $5.9 million in August 2019. These amounts represent an average of 54 days overdue. In Honduras, we continue to see deterioration in the collection from Empresa Nacional de Energía Eléctrica (“ENEE”) and as of June 30, 2019, the amount overdue is $20.1 million of which $3.1 million was paid in August 2019. These amounts represent an average of 108 days, an increase of 18 days from March 31, 2019. Due to obligations of the Honduran government to support the Company, the Company believes it will be able to collect all past due amounts, and therefore no provision for doubtful accounts has been recorded.

Additionally, Pacific Gas and Electric Corporation (“PG&E Corporation”) and its subsidiary Pacific Gas and Electric Company (“PG&E”), which accounts for 1.0% and 1.2% of our total revenues for the three and six months ended June 30, 2019, are facing extraordinary challenges relating to a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. As a result, on January 29, 2019, PG&E Corporation and its subsidiary, PG&E, voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company is closely monitoring its PG&E balance to ensure cash receipts are received timely each month.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Revenues from Contracts with Customers

Contract assets related to our Product segment reflect revenue recognized and performance obligations satisfied in advance of customer billing. Contract liabilities related to the Company’s Product segment reflect payments received in advance of the satisfaction of performance under the contract. The Company receives payments from customers based on the terms established in the contracts. Total contract assets and contract liabilities as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Contract assets (*)	$27,352	$42,130
Contract liabilities (*)	(14,130)	(18,402)
Contract assets, net	$13,222	$23,728

(*) Contract assets and contract liabilities are presented as "Costs and estimated earnings in excess of billings on uncompleted contracts" and "Billings in excess of costs and estimated earnings on uncompleted contracts", respectively, on the consolidated balance sheets.

On June 30, 2019, the Company had approximately $182.3 million of remaining performance obligations not yet satisfied or partly satisfied related to our Product segment. The Company expects to recognize approximately 100% of this amount as Product revenues during the next 24 months.

NOTE 2 — NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements effective in the six-month period ended June 30, 2019

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.

Applying the practical expedient (for a lessee) regarding the recognition and measurement of short-term leases, for leases for a period of up to 12 months from the commencement date. Instead, the company will continue to recognize the lease payments for those leases in profit or loss on a straight-line basis over the lease term.

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

3.     The Company as a lessor

At lease commencement, the Company as a lessor classifies leases as either finance or operating leases. Finance leases are further classified as a sales-type lease or as a direct financing lease. Under an operating lease, the Company recognizes the lease payment as income over the lease term, generally on a straight-line basis or as earned.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. Impact of the new standard

a)	Effects of the initial application of the new standard on the Company's consolidated balance sheets statement as of January 1, 2019:

	According to the previous accounting policy	The change	As presented according to Topic 842
	(Dollars in thousands)

As of January 1, 2019:

Prepaid expenses and other	$51,441	$(35,385)	$16,056
Deferred financing and lease costs, net	3,242	(1,659)	1,583
Property, plant and equipment, net	1,959,578	(12,855)	1,946,723
Operating leases right of use	-	62,244	62,244
Finance leases right of use	-	13,476	13,476

Accounts payable and accrued expenses	116,362	(2,860)	113,502
Current maturity of operating lease liabilities	-	7,532	7,532
Current maturity of finance lease liabilities	-	2,841	2,841

Other long-term liabilities	16,087	(9,970)	6,117
Long term portion of operation lease liabilities	-	17,668	17,668
Long term portion of finance lease liabilities	-	10,668	10,668

Retained earnings	422,222	(58)	422,164

The Operating leases right of use is higher than the related lease liabilities as a result of prepayments of leases, including the Puna lease and deferred financing lease costs.

b) A weighted-average nominal incremental interest rate of 5% and 7% was used to discount future lease payments in the calculation of the lease liabilities in respect of operating leases and in respect of finance leases, respectively.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 3 — INVENTORIES

Inventories consist of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Raw materials and purchased parts for assembly	$26,761	$26,914
Self-manufactured assembly parts and finished products	12,119	18,110
Total	$38,880	$45,024

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 4 — LEASES

A.     Leases in which the Company is a lessee

The table below presents the effects on the amounts relating to a lessee’s total lease cost:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in thousands)
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$699	$1,486
Interest on lease liabilities	320	626
Operating lease cost	1,792	3,926
Variable lease cost	112	390
Total lease cost	$2,923	$6,428

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$—	$—
Operating cash flows for operating leases	232	1,244
Financing cash flows for finance leases	946	1,713
Right-of-use assets obtained in exchange for new finance lease liabilities	2,131	4,285
Right-of-use assets obtained in exchange for new operating lease liabilities	598	598

June 30,
2019
Weighted-average remaining lease term — finance leases (in years)	4.0
Weighted-average remaining lease term — operating leases (in years)	5.4

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

	Operating Leases	Finance Leases
	(Dollars in thousands)

Year ending December 31,
2019 (excluding the six months ended June 30, 2019)	7,193	3,575
2020	3,989	4,098
2021	3,279	3,130
2022	2,345	2,860
2023	1,530	2,304
Thereafter	12,289	2,935
Total future minimum lease payments	30,625	18,902
Less imputed interest	5,423	2,347
Total	$25,202	$16,555

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Future minimum lease payments under non-cancellable leases as of December 31, 2018, under ASC 840, Leases were as follows:

(Dollars in thousands)
Year ending December 31,
2019	$10,889
2020	7,515
2021	5,758
2022	4,415
2023	2,910
Thereafter	9,292
Total	$40,779

B.     Leases in which the Company is a lessor

The table below presents the lease income recognized for lessors:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(Dollars in thousands)
Lease income relating to lease payments of operating leases	$116,138	$242,046
Lease income relating to variable lease payments not included in the measurement of the lease	—	—
Total	$116,138	$242,046

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

The following table sets forth certain fair value information at June 30, 2019 and December 31, 2018 for financial assets and liabilities measured at fair value by level within the fair value hierarchy, as well as cost or amortized cost. As required by the fair value measurement guidance, assets and liabilities are classified in their entirety based on the lowest level of inputs that is significant to the fair value measurement.

		June 30, 2019
		Fair Value
	Carrying Value at June 30, 2019	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets:
Current assets:
Cash equivalents (including restricted cash accounts)	$25,933	$25,933	$25,933	$—	$—
Derivatives:
Contingent receivable (1)	103	103	—	—	103
Currency forward contracts (2)	539	539	—	539	—
Liabilities:
Current liabilities:
Derivatives:
Contingent payables (1)	(3,399)	(3,399)	—	—	(3,399)
	$23,176	$23,176	$25,933	$539	$(3,296)

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

(1)

These amounts relate to contingent receivables and payables relating to acquisition of the Guadeloupe power plant, valued primarily based on unobservable inputs and are included within “Prepaid expenses and other”, “Accounts payable and accrued expenses” and “Other long-term liabilities” on June 30, 2019 and December 31, 2018 in the consolidated balance sheets with the corresponding gain or loss being recognized within Derivatives and foreign currency transaction gains (losses) in the consolidated statement of operations and comprehensive income.

(2)

These amounts relate to currency forward contracts valued primarily based on observable inputs, including forward and spot prices for currencies, net of contracted rates and then multiplied by notional amounts, and are included within “Prepaid expenses and other” and “Accounts payable and accrued expenses”, as applicable, on June 30, 2019 and December 31, 2018, in the consolidated balance sheet with the corresponding gain or loss being recognized within “Derivatives and foreign currency transaction gains (losses)” in the consolidated statement of operations and comprehensive income.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The following table presents the amounts of gain (loss) recognized in the consolidated statements of operations and comprehensive income on derivative instruments not designated as hedges (in thousands):

		Amount of recognized gain (loss)
Derivatives not designated as hedging instruments	Location of recognized gain (loss)	Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018

Currency forward contracts	Derivative and foreign currency and transaction gains (losses)	616	(911)	1,699	(1,457)
		$616	$(911)	$1,699	$(1,457)

The foregoing forward transactions were not designated as hedge transactions and are marked to market with the corresponding gains or losses recognized within “Derivatives and foreign currency transaction gains (losses)”.

There were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2019.

The fair value of the Company’s long-term debt approximates its carrying amount, except for the following:

	Fair Value		Carrying Amount
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
	(Dollars in millions)		(Dollars in millions)
Olkaria III Loan - OPIC	$210.3	$211.8	$201.6	$210.6
Olkaria IV Loan - DEG 2	46.2	47.2	45.0	47.5
Olkaria IV Loan - DEG 3	41.0	—	39.3	—
Platanares Loan - OPIC	119.3	119.1	108.6	112.7
Amatitlan Loan	28.2	29.9	28.0	29.8
Senior Secured Notes:
OrCal Geothermal Inc. ("OrCal")	19.5	19.0	18.7	18.7
OFC 2 LLC ("OFC 2")	215.8	214.5	209.5	217.8
Don A. Campbell 1 ("DAC 1")	79.7	78.8	80.3	83.3
USG Prudential - NV	30.8	29.4	27.6	27.8
USG Prudential - ID	18.6	18.6	18.4	18.9
USG DOE	45.9	48.3	46.4	51.4
Senior Unsecured Bonds	204.5	199.4	204.3	204.3
Senior Unsecured Loan	160.2	102.2	150.0	100.0
Plumstriker	23.4	—	23.2	—
Other long-term debt	16.9	5.4	18.2	6.2

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

The carrying value of financial instruments such as revolving lines of credit and deposits approximates fair value.

The following table presents the fair value of financial instruments as of June 30, 2019:

	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Olkaria III - OPIC	$—	$—	$210.3	$210.3
Olkaria IV - DEG 2	—	—	46.2	46.2
Olkaria IV - DEG 3	—	—	41.0	41.0
Platanares Loan - OPIC	—	—	119.3	119.3
Amatitlan Loan	—	28.2	—	28.2
Senior Secured Notes:
OrCal Senior Secured Notes	—	—	19.5	19.5
OFC 2 Senior Secured Notes	—	—	215.8	215.8
DAC 1 Senior Secured Notes	—	—	79.7	79.7
USG Prudential - NV	—	—	30.8	30.8
USG Prudential - ID	—	—	18.6	18.6
USG DOE	—	—	45.9	45.9
Senior Unsecured Bonds	—	—	204.5	204.5
Senior Unsecured Loan	—	—	160.2	160.2
Plumstriker	—	23.4	—	23.4
Other long-term debt	—	—	16.9	16.9
Revolving lines of credit	—	53.1	—	53.1
Deposits	11.8	—	—	11.8

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

NOTE 6 — STOCK-BASED COMPENSATION

No material grants were provided under the 2018 Incentive Plan during the six months ended June 30, 2019.

NOTE 7 — INTEREST EXPENSE, NET

The components of interest expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Interest related to sale of tax benefits	$3,155	$1,761	$6,816	$3,170
Interest expense	18,821	15,421	36,383	28,727
Less — amount capitalized	(459)	(1,336)	(459)	(1,707)
	$21,517	$15,846	$42,740	$30,190

NOTE 8 — EARNINGS PER SHARE

Basic earnings per share attributable to the Company’s stockholders is computed by dividing net income or loss attributable to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. The Company does not have any equity instruments that are dilutive, except for employee stock-based awards.

The table below shows the reconciliation of the number of shares used in the computation of basic and diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Weighted average number of shares used in computation of basic earnings per share	50,800	50,623	50,757	50,618
Add:
Additional shares from the assumed exercise of employee stock options	294	335	301	383

Weighted average number of shares used in computation of diluted earnings per share	51,094	50,958	51,058	51,001

The number of stock-based awards that could potentially dilute future earnings per share and that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive was 174,334 and 232,925 for the three months ended June 30, 2019 and 2018, respectively, and 228,775 and 223,708 for the six months ended June 30, 2019 and 2018, respectively.

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 9 — BUSINESS SEGMENTS

The Company has three reporting segments: the Electricity segment, the Product segment and the Other segment. These segments are managed and reported separately as each offers different products and serves different markets. The Electricity segment is engaged in the sale of electricity from the Company’s power plants pursuant to PPAs. The Product segment is engaged in the manufacture, including design and development, of turbines and power units for the supply of electrical energy and in the associated construction of power plants utilizing the power units manufactured by the Company to supply energy from geothermal fields and other alternative energy sources. The Other segment is engaged in management of curtailable customer loads under contracts with U.S. retail energy providers and directly with large commercial and industrial customers as well as battery storage as a service ("BSAAS"). Under this segment, we provide energy storage, demand response and energy management related services through our Viridity Energy Solutions Inc. ("Viridity") business.

Transfer prices between the operating segments are determined based on current market values or cost-plus markup of the seller’s business segment.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables:

	Electricity	Product	Other	Consolidated
	(Dollars in thousands)

Three Months Ended June 30, 2019:
Revenues from external customers:
United States (1)	$76,931	$12,532	$2,956	$92,419
Foreign (2)	52,148	39,498	—	91,646
Net revenue from external customers	129,079	52,030	2,956	184,065
Intersegment revenue	—	19,167	—	19,167
Operating income	43,475	5,307	(1,902)	46,880
Segment assets at period end (3) (*)	2,992,891	128,524	72,366	3,193,781
* Including unconsolidated investments	71,047	—	—	71,047

Three Months Ended June 30, 2018:
Revenues from external customers:
United States (1)	$73,139	$27	$1,205	$74,371
Foreign (2)	49,040	54,888	—	103,928
Net revenue from external customers	122,179	$54,915	1,205	178,299
Intersegment revenue	—	11,453	—	11,453
Operating income	27,462	10,761	(1,590)	36,633
Segment assets at period end (3) (*)	2,805,182	125,572	63,395	2,994,149
* Including unconsolidated investments	66,551	—	—	66,551

Six Months Ended June 30, 2019:
Revenues from external customers:
United States (1)	$168,459	$23,775	$6,958	$199,192
Foreign (2)	103,528	80,383	—	183,911
Net revenues from external customers	271,987	104,158	6,958	383,103
Intersegment revenues	—	37,428	—	37,428
Operating income (loss)	95,026	9,559	(3,980)	100,605
Segment assets at period end (3) (*)	2,992,891	128,524	72,366	3,193,781
* Including unconsolidated investments	71,047	—	—	71,047

Six Months Ended June 30, 2018:
Revenues from external customers:
United States (1)	$156,822	$221	$4,067	$161,110
Foreign (2)	97,846	103,366	—	201,212
Net revenues from external customers	254,668	103,587	4,067	362,322
Intersegment revenues	—	36,280	—	36,280
Operating income	73,874	20,314	(2,962)	91,226
Segment assets at period end	2,805,182	125,572	63,395	2,994,149
* Including unconsolidated investments	66,551	—	—	66,551

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

(1)

Electricity segment revenues in the United States are all accounted under ASC 842, Leases, except for $12.9 million and $29.9 million in the three and six months ended June 30, 2019 that are accounted under ASC 606. For the three and six months ended June 30, 2018, Electricity segment revenues in the United States are all accounted under ASC 840, Leases, except for $5.3 million and $11.9 million that are accounted under ASC 606.

(2)

For the three and six months ended June 30, 2019, Electricity segment revenues in foreign countries are all accounted under ASC 842, Leases, and Product revenues in foreign countries are accounted under ASC 606. For the three and six months ended June 30, 2018, Electricity segment revenues in foreign countries are all accounted under ASC 840, Leases, and Product revenues in foreign countries are accounted under ASC 606.

(3)

Electricity segment assets include goodwill in the amount of $20.2 million and $26.7 million as of June 30, 2019 and 2018, respectively. Other segment assets include goodwill in the amount of $13.5 million as of June 30, 2018. No goodwill is included in the Other segments assets as of June 30, 2019.

Reconciling information between reportable segments and the Company’s consolidated totals is shown in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue:
Total segment revenue	$184,065	$178,299	$383,103	$362,322
Intersegment revenue	19,167	11,453	37,428	36,280
Elimination of intersegment revenue	(19,167)	(11,453)	(37,428)	(36,280)

Total consolidated revenue	$184,065	$178,299	$383,103	$362,322

Operating income:
Operating income	$46,880	$36,633	$100,605	$91,226
Interest income	420	189	713	302
Interest expense, net	(21,517)	(15,846)	(42,740)	(30,190)
Derivatives and foreign currency transaction gains (losses)	19	(529)	491	(2,128)
Income attributable to sale of tax benefits	4,637	3,556	12,401	10,917
Other non-operating income (expense), net	1,027	7,373	1,118	7,353
Total consolidated income before income taxes and equity in income of investees	$31,466	$31,376	$72,588	$77,480

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 10 — COMMITMENTS AND CONTINGENCIES

●

On May 21, 2018, a motion to certify a class action was filed in Tel Aviv District Court against Ormat Technologies, Inc. and 11 officers and directors.  The alleged class is defined as "All persons who purchased Ormat shares on the Tel Aviv Stock Exchange between August 3, 2017 and May 13, 2018". The motion alleges that the Company violated  Sections 31(a)(1) and 38C of the Israeli Securities Law because it allegedly: (1) misled investors by stating in its financial statements that it maintains effective internal controls over its accounting policies and procedures, however the Company's internal controls had material weaknesses which led to erroneous accounting in its 2017 unaudited quarterly reports that had to be restated, including adjustments to the Company’s net income and shareholders’ equity; and (2) failed to issue an immediate report in Israel until May 16, 2018, analogous to the report that was released in the United States on May 11, 2018 stating, inter alia, that the errors in its financial reports affected its balance sheet and would be remedied in its 2017 annual report. The Company filed an agreed motion to the Tel Aviv District Court to stay the proceedings in Israel until a final decision in the US case (Mac Costas) is adjudicated.

●

On June 11, 2018, a putative class action was filed by Mac Costas on behalf of alleged shareholders that purchased or acquired the Company's ordinary shares between August 8, 2017 and May 15, 2018 was commenced in the United States District Court for the District of Nevada against the Company and its Chief Executive Officer and Chief Financial Officer.  The complaint asserts claim against all defendants pursuant to Section 10(b) of the Exchange Act, as amended, and Rule 10b-5 thereunder and against its officers pursuant to Section 20(a) of the Exchange Act.  The complaint alleges that the Company's Form 10-K for the years ended December 31, 2016 and 2017, and Form 10-Qs for each of the quarters in the nine months ended September 30, 2017 contained material misstatements or omissions, among other things, with respect to the Company’s tax provisions and the effectiveness of its internal control over financial reporting, and that, as a result of such alleged misstatements and omissions, the plaintiffs suffered damages. Following the Mac Costas filing and in accordance with the terms of the Private Securities Litigation Reform Act of 1995 (“PSLRA”), a number of law firms filed applications on behalf of entities purporting to hold shares in the Company, seeking to be appointed as lead plaintiff and lead counsel in the action. On March 12, 2019 the court appointed Phoenix Insurance Company Ltd. (“Phoenix Insurance”) as lead plaintiff and approved their selection of lead counsel. Pursuant to a scheduling stipulation entered between the parties, Phoenix Insurance timely filed its consolidated amended complaint, and the Company has timely filed its motion to dismiss. Under the scheduling stipulation, Phoenix Insurance must file their Opposition by August 26, 2019, and the Company must file their reply by September 25, 2019. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

●

Following the announcement of the Company’s acquisition of U.S. Geothermal Inc. (“USG”), a number of putative shareholder class action complaints were initially filed on behalf of USG shareholders between March 8, 2018 and March 30, 2018 against USG and the individual members of the USG board of directors.  All of the purported class action suits filed in Federal Court in Idaho have been voluntarily dismissed.  The single remaining class action complaint is a purported class action filed in the Delaware Chancery Court, entitled Riche v. Pappas, et al., Case No. 2018-0177 (Del. Ch., Mar. 12, 2018). An amended complaint was filed on May 24, 2018 under seal, under a confidentiality agreement that was executed by plaintiff.   The amended Riche complaint alleges state law claims for breach of fiduciary duty against former US Geothermal directors and seeks post-closing damages. The Company believes that it has valid defenses under law and intends to defend itself vigorously.

●

On August 5, 2016, George Douvris, Stephanie Douvris, Michael Hale, Cheryl Cacocci, Hillary E. Wilt and Christina Bryan, acting for themselves and on behalf of all other similarly situated residents of the lower Puna District, filed a complaint in the Third Circuit Court for the State of Hawaii seeking certification of a class action for preliminary and permanent injunctive relief, consequential and punitive damages, attorney’s fees and statutory interest against Puna Geothermal Venture (“PGV”) and other presently unknown defendants. HELCO and other parties were later joined as co-defendants. The Parties have reached an amicable settlement which, on April 4, 2019, was recorded by the Court, and the claim dismissed.

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

ORMAT TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NOTE 11 — INCOME TAXES

The Company’s effective tax rate expense (benefit) for the three months ended June 30, 2019 and 2018 was (11.2%) and 92.8%, respectively, and 14.5% and 2.8% for the six months ended June 30, 2019 and 2018, respectively. The effective rate differs from the federal statutory rate of 21% for the six months ended June 30, 2019 due to: (i) the impact of the recently enacted global intangible low tax income (“GILTI”); (ii) the increase in the valuation allowance on the deferred tax assets related to the limitation on interest expense under the recently enacted IRC section 163(j); (iii) withholding taxes related to the rescindment of APB 23 permanent reinvestment assertion; offset by: (iv) increase in foreign tax credit availability and utilization related to converting foreign tax deductions to credits; (v) forecasted generation of production tax credits and (vi) mix of business in various countries with higher and lower statutory tax rates than the federal tax rate.

As a result of the Tax Act, the Company is also subject to certain statutory restrictions on its interest deductions under IRC section 163(j) which limits the interest deductions to business interest income plus 30% of adjusted taxable income. Disallowed interest expense does not expire but can only be utilized in future years when an adjusted taxable income provides excess limitation. The Company is projecting an $8.9 million interest expense carryforward attribute which has a full valuation allowance.

As of June 30, 2019, we have revised our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2019, we included a foreign income tax expense of $6.6 million related to foreign withholding taxes and an increase to the valuation allowance related to PTC’s of $1.9 million. In addition, a state income tax expense of $ 0.9 million was recorded.

Tax Audit in Kenya

On July 30, 2019, the Company received a Letter of Preliminary Findings from the Kenya Revenue Authority (“KRA”) relating to tax years 2013-2017 that were previously audited by the KRA. The letter sets forth a demand for approximately $77 million before any possible interest and penalties. Based on a preliminary review of the KRA letter, the company and its advisors believe it has strong arguments against the preliminary findings raised in the KRA letter.

NOTE 12 — SUBSEQUENT EVENTS

Cash dividend

On August 7, 2019, the Board of Directors of the Company declared, approved and authorized payment of a quarterly dividend of $5.6 million ($0.11 per share) to all holders of the Company’s issued and outstanding shares of common stock on August 20, 2019, payable on August 27, 2019.

Ijen transaction

On July 2, 2019 the Company closed a set of agreements to acquire from a Medco Power subsidiary 49% in the Ijen geothermal project company, which is holding a PPA and a geothermal license to develop the Ijen project in East Java in Indonesia for a total consideration of approximately $2.7 million. Under the terms of the agreements, Ormat will acquire 49% of the shares of the Ijen geothermal project company and will commit to additional funding for the project exploration and development, subject to specific conditions.  A subsidiary of Medco Power will retain 51% ownership in the company. Ormat and Medco will develop the project jointly.

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

●

the direct or indirect impact on our Company’s business of various forms of hostilities including the threat or occurrence of war, terrorist incidents or responses to such threatened or actual incidents or attacks, including the effect on the availability of and premiums on insurance;

●

the direct or indirect impact on our Company’s business of cyber-attacks including, among others, malware, viruses and attachments to e-mails, and other disruptive activities of individuals and groups;

●	our strategic plan to expand our geographic markets, customer base and product and service offerings may not be implemented as currently planned or may not achieve our goals as and when implemented;

●	development and construction of solar photovoltaic (“Solar PV”) and energy storage projects, if any, may not materialize as planned; and

●	the effect of and changes in current and future land use and zoning regulations, residential, commercial and industrial development and urbanization in the areas in which we operate.

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

We design, develop, build, sell, own, and operate clean, environmentally friendly geothermal, solar PV and recovered energy-based power plants. In the geothermal and recovered energy we usually using equipment that we design and manufacture. Our objective is to become a leading global provider of renewable energy and we have adopted a strategic plan to focus on several key initiatives to expand our business.

Our owned geothermal power plants include both power plants that we have built and power plants that we have acquired. We have built all of our recovered energy-based plants. We currently conduct our business activities in three business segments:

●

Electricity Segment. In the Electricity segment we develop, build, own and operate geothermal, solar PV and recovered energy-based power plants in the U.S. and geothermal power plants in other countries around the world and sell the electricity they generate;

●

Product Segment.In the Product segment we design, manufacture and sell equipment for geothermal and recovered energy-based electricity generation and remote power units and provide services relating to the engineering, procurement and construction of geothermal, and recovered energy-based power plants; and

●

Other Segment. In the Other segment, we provide energy storage, demand response and energy management related services as well as services relating to the engineering, procurement, construction, operation and maintenance of energy storage units through our Viridity Energy Solutions Inc. ("Viridity") business.

Our operations are conducted in the U.S. and the rest of the world. Our current generating portfolio includes geothermal power plants in the U.S., Kenya, Guatemala, Honduras, Guadeloupe and Indonesia, as well as recovered energy generation and Solar PV power plants and storage activity in the U.S.

Recent Developments

The most significant developments in our company and business since January 1, 2019 are described below.

●

As of August 2019, we continue to make good progress in the efforts to resume the operation at the Puna power plant in Hawaii that was shut down following the Kilauea volcano eruption last year. We expect that our plant refurbishment activities will be completed on schedule by the end of 2019 and that the plant will resume operations as soon as the local permitting and transmission network upgrades being undertaken by our local utility partner are completed in early 2020. In the well field area, during work to remove the plugs from the geothermal wells we found that two of the production wells were damaged and we will have to repair them or drill a new well. In addition, some of the other production wells at the Puna power plant need to be cleaned out. Once Puna resumes operation, we will gradually increase the power plant generating capacity as we completes the necessary repairs and drilling.

●

In July 2019, we commenced commercial operation of our first-ever geothermal and solar hybrid project, a 7MW AC solar expansion of our Tungsten Mountain geothermal project in Churchill County, Nevada. The electricity generated from the Tungsten Solar power plant will be used to offset the equipment’s energy use at the Tungsten geothermal facility, thus increasing the renewable energy delivered by the project under the Southern California Public Power Authority (SCPPA) portfolio contract. SCPPA and Los Angeles Department of Water and Power (LADWP) had the vision to enable this development through their innovative portfolio contract, which sought to maximize the output of their renewable facilities and furthering the transition away from coal power while maintaining a reliable power supply for Los Angeles.

●

In July 2019 we announced that we signed and closed a set of agreements to acquire 49% of the Ijen geothermal project company, which is holding a PPA and geothermal license to develop the Ijen project in East Java, Indonesia, from Medco Power subsidiary. Under the terms of the agreements, Ormat will acquire 49% of the shares of the Ijen geothermal project company and will commit to additional funding for the project exploration and development, subject to specific conditions.  A subsidiary of Medco Power will retain 51% ownership in the company. Ormat and Medco will develop the project jointly.

The Ijen project assets, whose final capacity will be determined after exploration, include a geothermal concession and 30-year PPA for up to 110 MW capacity. The project is ready for exploration and development with some slim holes already drilled.

●

In May 2019, we completed the drawdown of $23.5 million under a non-recourse loan agreement with Siemens Financial Services for the financing of Plumsted and Stryker, two 20 MW battery energy storage projects located in New Jersey. The loan bears interest of three months U.S. Libor plus 3.5% margin and its final maturity date is December 31, 2025.

●

In March 2019, we entered into a first addendum (“First Addendum”) to the Migdal Loan Agreement with several entities within the Migdal Group, a leading insurance company and institutional investor in Israel. The First Addendum provides us with an additional loan by the lenders in an aggregate principal amount of $50.0 million that will be repaid in 15 semi-annual payments of $2.1 million each, commencing on September 15, 2021, with a final payment of $18.5 million on March 15, 2029. The $50.0 million loan bears interest at a fixed rate of 4.6% per annum, payable semi-annually.

●

In March 2019, we announced the signing of a PPA between one of our subsidiaries and SCPPA. Under the PPA, SCPPA will purchase 16MW of power generated by the expected 30MW Casa Diablo-IV (“CD4”) geothermal project located in Mammoth Lakes, California. SCPPA will resell the output to the City of Colton. The CD4 power plant will be the first geothermal power plant built within the California Independent System Operator (“CAISO”) balancing authority in the last 30 years. The 16MW of energy deliveries under the PPA will begin no later than the end of 2021 with an extension option. The PPA is for a term of 25 years and has a fixed price of $68 per MWh. We intend to sell the balance of 14MW to other offtakers or at the spot market.

●

In January 2019, we entered into a $41.5 million subordinated loan agreement with Deutsche Investitions-und Entwicklungsgesellschaft mbH (“DEG”) and on February 28, 2019, we completed a drawdown of the full loan amount, with a fixed interest rate of 6.04% for the duration of the loan. The loan will be repaid in 19 equal semi-annual principal installments commencing June 21, 2019, with a final maturity date of June 21, 2028. Proceeds of the loan were used to refinance upgrades to Plant 1 of the Olkaria III Complex.

Trends and Uncertainties

Different trends, factors and uncertainties may impact our operations and financial condition, including many that we do not or cannot foresee. However, we believe that our results of operations and financial condition for the foreseeable future will be primarily affected by trends, factors and uncertainties discussed in our 2018 Annual Report under “Part II - Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operation” in addition to the information set forth in this report. These trends, factors and uncertainties are from time to time also subject to market cycles:

●

Pacific Gas and Electric Corporation (“PG&E Corporation”) and its subsidiary Pacific Gas and Electric Company (“PG&E”), which accounts for 1.7% of our total revenues for the six months ended June 30, 2019, are facing extraordinary challenges relating to a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. If PG&E Corporation and PG&E are found liable for the wildfires, its potential liabilities could exceed $30 billion. As a result, on January 29, 2019, PG&E Corporation and PG&E, voluntarily filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We are closely monitoring our PG&E invoices to ensure cash receipts are received timely each month.

Revenues

For the six months ended June 30, 2019, approximately 98.0% of our Electricity segment revenues were from PPAs with fixed energy rates, which are not affected by fluctuations in energy commodity prices. We have variable price PPAs in California and Hawaii, which provide for payments based on the local utilities’ avoided cost, which is the incremental cost that the power purchaser avoids by not having to generate such electrical energy itself or purchase it from others, as follows:

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

The following table sets forth a breakdown of our revenues for the periods indicated:

	Revenue (Dollars in thousands)				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019		2019
Revenues:
Electricity	$129,079	$122,179	$271,987	$254,668	$6,900	5.6%	$17,319	6.8%
Product	52,030	54,915	104,158	103,587	(2,885)	-5.3	571	0.6
Other	2,956	1,205	6,958	4,067	1,751	145.3	2,891	71.1
Total	$184,065	$178,299	$383,103	$362,322	$5,766	3.2%	$20,781	5.7%

	% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Electricity	70.1%	68.5%	71.0%	70.3%
Product	28.3	30.8	27.2	28.6
Other	1.6	0.7	1.8	1.1
Total	100%	100%	100%	100%

The following table sets forth the geographic breakdown of the revenues attributable to our Electricity, Product and Other segments for the periods indicated:

	Revenue (Dollars in thousands)				Increase (decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	2019		2019
Electricity Segment:
United States	$76,931	$73,139	$168,459	$156,822	$3,792	5.2%	$11,637	7.4%
Foreign	52,148	49,040	103,528	97,846	3,108	6.3	5,682	5.8
Total	$129,079	$122,179	$271,987	$254,668	$6,900	5.6%	$17,319	6.8%

Product Segment:
United States	$12,532	$27	$23,775	$221	$12,505	46314.8%	$23,554	10657.9%
Foreign	39,498	54,888	80,383	103,366	(15,390)	(28.0)	(22,983)	(22.2)
Total	$52,030	$54,915	$104,158	$103,587	$(2,885)	-5.3%	$571	0.6%

Other Segment:
United States	$2,956	$1,205	$6,958	$4,067	$1,751	145.3%	$2,891	71.1%
Total	$2,956	$1,205	$6,958	$4,067	$1,751	145.3%	$2,891	71.1%

	% of Revenue for Period Indicated
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Electricity Segment:
United States	59.6%	59.9%	61.9%	61.6%
Foreign	40.4	40.1	38.1	38.4
Total	100%	100%	100%	100%

Product Segment:
United States	24.1%	0.0%	22.8%	0.0%
Foreign	75.9	100.0	77.2	100.0
Total	100%	100%	100%	100%

Other Segment:
United States	100.0%	100.0%	100.0%	100.0%
Total	100%	100%	100%	100%

The contribution of our domestic and foreign operations within our Electricity segment and Product segment to combined pre-tax income differ in a number of ways.

In the six months ended June 30, 2019 and 2018, 48% and 56% of our revenues were derived from international operations, respectively, and our international operations were more profitable than our U.S. operations. A substantial portion of international revenues came from Kenya and Turkey and, to a lesser extent, from Guadeloupe, Guatemala and Honduras and other countries. Our operations in Kenya contributed disproportionately to gross profit and net income.

Electricity Segment. Our Electricity segment domestic revenues were approximately 62% of our total Electricity segment for both the six months ended June 30, 2019 and 2018, respectively. However, domestic operations in our Electricity segment have higher costs of revenues and expenses than the foreign operations in our Electricity segment. Our foreign power plants are located in lower-cost regions, like Kenya, Guatemala, Honduras and Guadeloupe, which favorably impact payroll and well-field maintenance expenses among other items. They are also newer than most of our domestic power plants and therefore tend to have lower maintenance costs and higher availability factors than our domestic power plants. Consequently, in 2019 the international operations of the segment accounted for 49% of our total gross profits, 65% of our net income and 47% of our EBITDA.

Product Segment. Our Product segment foreign revenues were approximately 77% and 99% of our total Product segment revenues for the six months ended June 30, 2019 and 2018, respectively. Our Product segment foreign activity also benefits from lower costs of revenues and expenses than Product segment domestic activity such as labor and transportation costs. Accordingly, our Product segment foreign activity contributes more than our Product segment domestic activity to our pre-tax income from operations.

Seasonality

Electricity generation from some of our geothermal power plants is subject to seasonal variations; in the winter, our power plants produce more energy primarily attributable to the lower ambient temperature, which has a favorable impact on the energy component of our Electricity segment revenues and the prices under many of our contracts are fixed throughout the year with no time-of-use impact. The prices paid for electricity under the PPAs for the Heber 2 power plant in the Heber Complex, the Mammoth Complex and the North Brawley power plant in California, the Raft River power plant in Idaho and the Neal Hot Springs power plant in Oregon, are higher in the months of June through September. The higher payments payable under these PPAs in the summer months partially offset the negative impact on our revenues from lower generation in the summer attributable to a higher ambient temperature. As a result, we expect the revenues in the winter months to be higher than the revenues in the summer months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Statements of Operations Historical Data:
Revenues:
Electricity	$129,079	$122,179	$271,987	$254,668
Product	52,030	54,915	104,158	103,587
Other	2,956	1,205	6,958	4,067
	184,065	178,299	383,103	362,322
Cost of revenues:
Electricity	73,775	81,236	151,318	154,718
Product	41,316	37,573	83,422	71,299
Other	3,827	2,028	9,037	5,471
	118,918	120,837	243,777	231,488
Gross profit
Electricity	55,304	40,943	120,669	99,950
Product	10,714	17,342	20,736	32,288
Other	(871)	(823)	(2,079)	(1,404)
	65,147	57,462	139,326	130,834
Operating expenses:
Research and development expenses	810	1,251	1,710	2,359
Selling and marketing expenses	3,276	3,712	7,141	7,411
General and administrative expenses	14,181	15,866	29,870	29,719
Write-off of unsuccessful exploration activities	—	—	—	119
Operating income	46,880	36,633	100,605	91,226
Other income (expense):
Interest income	420	189	713	302
Interest expense, net	(21,517)	(15,846)	(42,740)	(30,190)
Derivatives and foreign currency transaction gains (losses)	19	(529)	491	(2,128)
Income attributable to sale of tax benefits	4,637	3,556	12,401	10,917
Other non-operating income (expense), net	1,027	7,373	1,118	7,353
Income from operations before income tax and equity in earnings (losses) of investees	31,466	31,376	72,588	77,480
Income tax (provision) benefit	3,529	(29,105)	(10,510)	(2,163)
Equity in earnings (losses) of investees, net	1,202	388	2,249	1,598
Net income	36,197	2,659	64,327	76,915
Net income attributable to noncontrolling interest	(2,259)	(3,002)	(4,443)	(7,750)
Net income attributable to the Company's stockholders	$33,938	$(343)	$59,884	$69,165
Earnings per share attributable to the Company's stockholders:
Basic:
Net income	$0.67	$(0.01)	$1.18	$1.37
Diluted:
Net income	$0.66	$(0.01)	$1.17	$1.36
Weighted average number of shares used in computation of earnings per share attributable to the Company's stockholders:
Basic	50,800	50,623	50,757	50,618
Diluted	51,094	50,958	51,058	51,001

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Statements of Operations Data:
Revenues:
Electricity	70.1%	68.5%	71.0%	70.3%
Product	28.3	30.8	27.2	28.6
Other	1.6	0.7	1.8	1.1
	100.0	100.0	100.0	100.0
Cost of revenues:
Electricity	57.2	66.5	55.6	60.8
Product	79.4	68.4	80.1	68.8
Other	129.5	168.3	129.9	134.5
	64.6	67.8	63.6	63.9
Gross profit
Electricity	42.8	33.5	44.4	39.2
Product	20.6	31.6	19.9	31.2
Other	(29.5)	(68.3)	(29.9)	(34.5)
	35.4	32.2	36.4	36.1
Operating expenses:
Research and development expenses	0.4	0.7	0.4	0.7
Selling and marketing expenses	1.8	2.1	1.9	2.0
General and administrative expenses	7.7	8.9	7.8	8.2
Write-off of unsuccessful exploration activities	0.0	0.0	0.0	0.0
Operating income	25.5	20.5	26.3	25.2
Other income (expense):
Interest income	0.2	0.1	0.2	0.1
Interest expense, net	(11.7)	(8.9)	(11.2)	(8.3)
Derivatives and foreign currency transaction gains (losses)	0.0	(0.3)	0.1	(0.6)
Income attributable to sale of tax benefits	2.5	2.0	3.2	3.0
Other non-operating income (expense), net	0.6	4.1	0.3	2.0
Income from operations before income tax and equity in earnings (losses) of investees	17.1	17.6	18.9	21.4
Income tax (provision) benefit	1.9	(16.3)	(2.7)	(0.6)
Equity in earnings (losses) of investees, net	0.7	0.2	0.6	0.4
Net income	19.7	1.5	16.8	21.2
Net income attributable to noncontrolling interest	(1.2)	(1.7)	(1.2)	(2.1)
Net income attributable to the Company's stockholders	18.4%	(0.2)%	15.6%	19.1%

Comparison of the Three Months Ended June 30, 2019 and the Three Months Ended June 30, 2018

Total Revenues

Total revenues for the three months ended June 30, 2019 were $184.1 million, compared to $178.3 million for the three months ended June 30, 2018, which represented an 3.2% increase from the prior year period. This increase was attributable to (i) a 5.6% increase in Electricity segment revenues as compared to the corresponding period in 2018, (ii) a 5.3% decrease in our Product segment revenues as compared to the corresponding period in 2018, and (iii) a 145.3% increase in Other segment revenues as compared to the corresponding period in 2018, all as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the three months ended June 30, 2019 were $129.1 million, compared to $122.2 million for the three months ended June 30, 2018, representing a 5.6% increase from the prior year period. This increase was primarily attributable to (i) the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, effective December 2018, which generated total Complex revenues of $22.6 million for the three months ended June 30, 2019 compared to $15.6 million for the three months ended June 30, 2018; (ii) the consolidation of USG which was acquired on April 24, 2018, and contributed $7.3 million for the three months ended June 30, 2019 compared to $3.5 million for the three months ended June 30, 2018; and (iii) the commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018. The increase was partially offset due to (i) the shutdown of our Puna power plant following the Kilauea volcanic eruption on May 3, 2018 which resulted in a reduction of $4.5 million in revenues compared to the same period last year and (ii) a decrease in generation at some of our other power plants that were taken offline to address maintenance issues.

Power generation in our power plants increased by 5.7% from 1,434,314 MWh in the three months ended June 30, 2018 to 1,516,060 MWh in the three months ended June 30, 2019 primarily because of an increase in generation due to the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, Plant 1 expansion in Kenya and the acquisition of USG. The increase was partially offset by (i) the shutdown of our Puna power plant following the Kilauea Volcanic Eruption and (ii) lower generation at some of our other power plants mainly due to maintenance issues in the ordinary course of business.

Product Segment

Revenues attributable to our Product segment for the three months ended June 30, 2019 were $52.0 million, compared to $54.9 million for the three months ended June 30, 2018, which represented a 5.3% decrease. The decrease in our Product segment revenues was mainly due to projects in Turkey, which were completed in 2018. The decrease was partially offset by the start of three new projects in Turkey, New Zealand and Chile, which provided $24.1 million in revenue recognized during the three months ended June 30, 2019 and other projects mainly in Turkey and the U.S., which were started in 2018.

Other Segment

Revenues attributable to our Other segment for the three months ended June 30, 2019 were $3.0 million compared to $1.2 million for the three months ended June 30, 2018.  The Other segment includes revenues from the provision of energy storage demand response and energy management services.

Total Cost of Revenues

Total cost of revenues for the three months ended June 30, 2019 was $118.9 million, compared to $120.8 million for the three months ended June 30, 2018, which represented a 1.6% decrease. This decrease was attributable to a decrease of $7.5 million, or 9.2%, in cost of revenues from our Electricity segment, partially offset by an increase of $3.7 million, or 10.0%, in cost of revenues from our Product segment and $1.8 million, or 88.7%, in cost of revenues from our Other segment generated by our Viridity business, all as discussed below. As a percentage of total revenues, our total cost of revenues for the three months ended June 30, 2019 decreased to 64.6% from 67.8% for the three months ended June 30, 2018. This decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in both our Electricity and Other segments, partially offset by an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2019 was $73.8 million, compared to $81.2 million for the three months ended June 30, 2018. This decrease was primarily attributable to a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018, as the cost of revenues at our Puna power plant for the three months ended June 30, 2019 includes business interruption recovery of $6.9 million. The decrease was offset partially by an increase due to: (i) additional cost of revenues from the commencement of commercial operation of the third phase of our McGinness Hills Complex plant in Nevada, effective December 2018, (ii) commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018 and (iii) the consolidation of USG which was acquired on April 24, 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the three months ended June 30, 2019 was 57.2%, compared to 66.5% for the three months ended June 30, 2018. This decrease was primarily attributable to the increase in gross profit due to the commencement of commercial operation of the third phase of our McGinness Hills Complex, the gross profit from USG, and a business interruption insurance recovery of $6.9 million relating to the Puna power plant in Hawaii. The Company achieved an increase in gross profit despite recording cost of revenues with no associated revenues because of the shut-down of the power plant following the Kilauea volcanic eruption in May 3, 2018. The cost of revenues attributable to our international power plants was 24.9% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the three months ended June 30, 2019 was $41.3 million, compared to $37.6 million for the three months ended June 30, 2018, which represented a 10.0% increase. This increase was primarily attributable to higher competition, different product scope and different margins in the various sales contracts we entered into mainly in Turkey, New Zealand and Chile for the Product segment during these periods. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the three months ended June 30, 2019 was 79.4%, compared to 68.4% for the three months ended June 30, 2018.

 Other Segment

Cost of revenues attributable to our Other segment for the three months ended June 30, 2019 were $3.8 million compared to $2.0 million for the three months ended June 30, 2018. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the three months ended June 30, 2019 were $0.8 million, compared to $1.3 million for the three months ended June 30, 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2019 were $3.3 million compared to $3.7 million for the three months ended June 30, 2018. Selling and marketing expenses for the three months ended June 30, 2019 constituted 1.8% of total revenues for such period, compared to 2.1% for the three months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2019 were $14.2 million compared to $15.9 million for the three months ended June 30, 2018. The decrease was primarily attributable to (i) costs in the three months ended June 30, 2018, associated with our identification of a material weakness related to taxes in the fourth quarter of 2017, (ii) additional work and establishment of new controls to mitigate the material weakness and (iii) the additional work related to the restatement of our second, third and fourth quarter financial statements and our full-year 2017 financial statements. General and administrative expenses for the three months ended June 30, 2019 constituted 7.7% of total revenues for such period, compared to 8.9% for the three months ended June 30, 2018.

Operating Income

Operating income for the three months ended June 30, 2019 was $46.9 million, compared to $36.6 million for the three months ended June 30, 2018, which represented a 28.0% increase. The increase in operating income was primarily attributable to the increase in our Electricity segment gross margin, offset by a decrease in our Product segment gross margin. Operating income attributable to our Electricity segment for the three months ended June 30, 2019 was $43.5 million, compared to $27.5 million for the three months ended June 30, 2018. Operating income attributable to our Product segment for the three months ended June 30, 2019 was $5.3 million, compared to $10.8 million for the three months ended June 30, 2018. Operating loss attributable to our Other segment for the three months ended June 30, 2019 was $1.9 million compared to $1.6 million for the three months ended June 30, 2018.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2019 was $21.5 million, compared to $15.8 million for the three months ended June 30, 2018. This increase was primarily due to: (i) $50.0 million of proceeds from a senior unsecured loan received March 25, 2019; (ii) $96.0 million debt as part of the acquisition of USG; (iii) $1.4 million increase in interest related to the sale of tax benefits; (iv) $114.7 million of proceeds from a limited recourse loan received on October 29, 2018 from OPIC for financing the Honduras power plant and (v) $41.5 million of proceeds from a full recourse loan received on January 4, 2019 from DEG for financing the Kenya power plant, partially offset due to lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the three months ended June 30, 2019 were $0.0 million, compared to losses of $0.5 million for the three months ended June 30, 2018. Derivatives and foreign currency transaction gains for the three months ended June 30, 2019 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the three months ended June 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the three months ended June 30, 2019 was $4.6 million, compared to $3.6 million for the three months ended June 30, 2018. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions in the three months ended June 30, 2019 compared to the value of PTCs and taxable income allocated to the investors in the three months ended June 30, 2018.

     Other Non-Operating Income (Expense), Net

Other non-operating income for the three months ended June 30, 2019 was $1.0 million, compared to $7.4 million for the three months ended June 30, 2018. Other non-operating income for the three months ended June 30, 2019 mainly includes income of $1.0 million from the sale of PG&E receivables relating to January 2019 invoice which was not paid because it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy. Other non-operating income for the three months ended June 30, 2018 mainly includes $7.2 million of income related to our Puna power plant rig insurance settlement, which was damaged by the Kilauea volcanic eruption.

Income Taxes

Income tax benefit for the three months ended June 30, 2019 was $3.5 million compared to income tax provision of $29.1 million for the three months ended June 30, 2018. Our effective tax rate for the three months ended June 30, 2019 and June 30, 2018, was (11.2)% and 92.8%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the three months ended June 30, 2019 differs from the 21% U.S. federal statutory tax rate due to: (i) the impact of the recently enacted global intangible low tax income (“GILTI”); (ii) the increase in the valuation allowance on the deferred tax assets related to the limitation on interest expense under the recently enacted IRC section 163(j); (iii) withholding taxes related to the rescindment of APB 23 permanent reinvestment assertion; offset by: (iv) increase in foreign tax credit availability and utilization related to converting foreign tax deductions to credits ;(v) forecasted generation of production tax credits and (vi) mix of business in various countries with higher and lower statutory tax rates than the federal tax rate.

See Note 11 to our condensed consolidated financial statements for discussion regarding incremental accounting adjustments related to the Tax Act.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the three months ended June 30, 2019 was $1.2 million, compared to $0.4 million for the three months ended June 30, 2018. Equity in earnings of investees, net is derived from our 12.75% share in the earnings or losses in the Sarulla Consortium (“Sarulla”). The increase was mainly attributable to utilization of carryforward losses, offset partially by a decrease in gross margin due to well-field issues in the NIL power plant which resulted in low generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the three months ended June 30, 2019 was $36.2 million, compared to $2.7 million for the three months ended June 30, 2018, which represents an increase of $33.5 million. This increase in net income was primarily attributable to a decrease in income tax provision of $32.1 million, and an increase of $10.2 million in operating income partially offset by a decrease of $6.3 million in other non-operating income, and $5.7 million in interest expense, net, as discussed above.

Net Income Attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the three months ended June 30, 2019 was $33.9 million, compared to net loss attributable to the Company’s Stockholders of $0.3 million for the three months ended June 30, 2018, which represents an increase of $34.3 million. This increase was attributable to the increase in net income of $33.5 million, and a decrease of $0.7 million in net income attributable to noncontrolling interest mainly due to the shutdown of the Puna power plant in Hawaii, all as discussed above.

Comparison of the Six Months Ended June 30, 2019 and the Six Months Ended June 30, 2018

Total Revenues

Total revenues for the six months ended June 30, 2019 were $383.1 million, compared to $362.3 million for the six months ended June 30, 2018, which represented a 5.7% increase from the prior year period. This increase was attributable to (i) a 6.8% increase in Electricity segment revenues as compared to the corresponding period in 2018, (ii) a 0.6% increase in our Product segment revenues as compared to the corresponding period in 2018, and (iii) a 71.1% increase in Other segment revenues as compared to the corresponding period in 2018, as discussed below.

Electricity Segment

Revenues attributable to our Electricity segment for the six months ended June 30, 2019 were $272.0 million, compared to $254.7 million for the six months ended June 30, 2018, representing a 6.8% increase from the prior year period. This increase was primarily attributable to (i) the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, effective December 2018, which generated total Complex revenues of $50.2 million for the six months ended June 30, 2019 compared to $33.8 million for the six months ended June 30, 2018; (ii) the consolidation of USG which was acquired on April 24, 2018, and contributed $16.6 million for the three months ended June 30, 2019, compared to $3.5 million for the six months ended June 30, 2018; and (iii) the commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018. The increase was partially offset due to (i) the shutdown of our Puna power plant following the Kilauea volcanic eruption on May 3, 2018 which resulted in a reduction of $15.5 million in revenues compared to the same period last year and (ii) a decrease in generation at some of our other power plants that were taken offline to address maintenance issues in the ordinary course of business.

Power generation in our power plants increased by 8.4% from 2,957,279 MWh in the six months ended June 30, 2018 to 3,205,903 MWh in the six months ended June 30, 2019 primarily because of an increase in generation due to the commencement of commercial operation of the third phase of our McGinness Hills Complex in Nevada, Plant 1 expansion in Kenya and the acquisition of USG. The increase was partially offset by (i) the shutdown of our Puna power plant following the Kilauea Volcanic Eruption and (ii) lower generation at some of our other power plants mainly due to maintenance issues in the ordinary course of business.

Product Segment

Revenues attributable to our Product segment for the six months ended June 30, 2019 were $104.2 million, compared to $103.6 million for the six months ended June 30, 2018, which represented a 0.6% increase. The increase in our Product segment revenues was mainly due to the start of three new projects in Turkey, New Zealand and Chile, which provided $38.2 million in revenue recognized during the six months ended June 30, 2019 and other projects mainly in Turkey and the U.S., which were started in 2018. The increase was partially offset by other projects in Turkey, which were completed in 2018.

Other Segment

Revenues attributable to our Other segment for the six months ended June 30, 2019 were $7.0 million compared to $4.1 million for the six months ended June 30, 2018.  The Other segment includes revenues from the provision of energy storage demand response and energy management services.

Total Cost of Revenues

Total cost of revenues for the six months ended June 30, 2019 was $243.8 million, compared to $231.5 million for the six months ended June 30, 2018, which represented a 5.3% increase. This increase was attributable to an increase of $12.1 million, or 17.0%, in cost of revenues from our Product segment and $3.6 million, or 65.2%, in cost of revenues from our Other segment generated by our Viridity business, offset partially by a decrease of $3.4 million, or 2.2%, in cost of revenues from our Electricity segment, all as discussed below. As a percentage of total revenues, our total cost of revenues for the six months ended June 30, 2019 decreased to 63.6% from 63.9% for the six months ended June 30, 2018. This slight decrease was attributable to a decrease in cost of revenues as a percentage of total revenues in both our Electricity and Other segments, partially offset by an increase in cost of revenues as a percentage of total revenues in our Product segment.

Electricity Segment

Total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2019 was $151.3 million, compared to $154.7 million for the six months ended June 30, 2018. This decrease was primarily attributable to a decrease in cost of revenues at our Puna power plant that was shut down immediately following the Kilauea volcanic eruption on May 3, 2018. The cost of revenues at our Puna power plant for the six months ended June 30, 2019, include a business interruption recovery of $8.1 million. The decrease in cost of revenues was offset partially by an increase due to: (i) additional cost of revenues from the commencement of commercial operation of the third phase of our McGinness Hills Complex plant in Nevada, effective December 2018 and (ii) commencement of commercial operation of our Plant 1 expansion project in the Olkaria III Complex in Kenya, effective June 2018. As a percentage of total Electricity revenues, our total cost of revenues attributable to our Electricity segment for the six months ended June 30, 2019 was 55.6%, compared to 60.8% for the six months ended June 30, 2018. This decrease was primarily attributable to the increase in gross profit due to the commencement of commercial operation of the third phase of our McGinness Hills Complex and the gross profit from USG, offset partially by the Puna power plant in Hawaii, for which we recorded cost of revenues with no associated revenues due to the shut-down of the power plant following the Kilauea volcanic eruption in May 3, 2018. The cost of revenues attributable to our international power plants was 24.7% of our Electricity segment cost of revenues.

Product Segment

Total cost of revenues attributable to our Product segment for the six months ended June 30, 2019 was $83.4 million, compared to $71.3 million for the six months ended June 30, 2018, which represented a 17.0% increase. This increase was primarily attributable to the to higher competition, different product scope and different margins in the various sales contracts we entered into for the Product segment during these periods specifically related to two large but lower margin contracts in Turkey that had an impact on revenue and related cost of revenues in the six months ended June 30, 2019. As a percentage of total Product segment revenues, our total cost of revenues attributable to our Product segment for the six months ended June 30, 2019 was 80.1%, compared to 68.8% for the six months ended June 30, 2018.

Other Segment

Cost of revenues attributable to our Other segment for the six months ended June 30, 2019 were $9.0 million compared to $5.5 million for the six months ended June 30, 2018. The Other segment includes cost of revenues related to the provision of energy storage, demand response and energy management services.

Research and Development Expenses, Net

Research and development expenses for the six months ended June 30, 2019 were $1.7 million, compared to $2.4 million for the six months ended June 30, 2018.

Selling and Marketing Expenses

Selling and marketing expenses for the six months ended June 30, 2019 were $7.1 million compared to $7.4 million for the six months ended June 30, 2018. Selling and marketing expenses for the six months ended June 30, 2019 constituted 1.9% of total revenues for such period, compared to 2.0% for the six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2019 were $29.9 million compared to $29.7 million for the six months ended June 30, 2018. General and administrative expenses for the six months ended June 30, 2019 constituted 7.8% of total revenues for such period, compared to 8.2% for the six months ended June 30, 2018.

Operating Income

Operating income for the six months ended June 30, 2019 was $100.6 million, compared to $91.2 million for the six months ended June 30, 2018, which represented an 10.3% increase. The increase in operating income was attributable to the increase in our Electricity segment gross margin, as discussed above, offset by a decrease in our Product segment gross margin. Operating income attributable to our Electricity segment for the six months ended June 30, 2019 was $95.0 million, compared to $73.9 million for the six months ended June 30, 2018. Operating income attributable to our Product segment for the six months ended June 30, 2019 was $9.6 million, compared to $20.3 million for the six months ended June 30, 2018. Operating loss attributable to our Other segment for the six months ended June 30, 2019 was $4.0 million compared to $3.0 million for the six months ended June 30, 2018.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2019 was $42.7 million, compared to $30.2 million for the six months ended June 30, 2018. This increase was primarily due to (i) $100.0 million and $50.0 million of proceeds from a senior unsecured loan received on March 22, 2018 and March 25, 2019, respectively; (ii) $96.0 million debt as part of the acquisition of USG; (iii) $3.6 million increase in interest related to the sale of tax benefits; (iv) $114.7 million of proceeds from a limited recourse loan received on October 29, 2018 from OPIC for financing the Honduras power plant; and (v) $41.5 million of proceeds from a full recourse loan received on January 4, 2019 from DEG for financing the Kenya power plant, partially offset due to lower interest expense as a result of principal payments of long term debt.

Derivatives and Foreign Currency Transaction Gains (Losses)

Derivatives and foreign currency transaction gains for the six months ended June 30, 2019 were $0.5 million, compared to losses of $2.1 million for the six months ended June 30, 2018. Derivatives and foreign currency transaction gains for the six months ended June 30, 2019 were primarily attributable to gains from foreign currency forward contracts which were not accounted for as hedge transactions. Derivatives and foreign currency transaction losses for the six months ended June 30, 2018 were primarily attributable to losses from foreign currency forward contracts which were not accounted for as hedge transactions.

Income Attributable to Sale of Tax Benefits

Income attributable to the sale of tax benefits for the six months ended June 30, 2019 was $12.4 million, compared to $10.9 million for the six months ended June 30, 2018. This income primarily represents the value of PTCs and taxable income or loss generated by certain of our power plants allocated to investors under tax equity transactions in the six months ended June 30, 2019 compared to the value of PTCs and taxable income allocated to the investors in the six months ended June 30, 2018.

Other Non-Operating Income (Expense), Net

Other non-operating income for the six months ended June 30, 2019 was $1.1 million, compared to $7.4 million for the six months ended June 30, 2018. Other non-operating income for the six months ended June 30, 2019 mainly includes an income of $1.0 million from the sale of PG&E receivables relating to the January 2019 monthly invoice which was not paid as it occurred before PG&E filed for reorganization under Chapter 11 bankruptcy. Other non-operating income for the six months ended June 30, 2018 mainly includes an income of $7.2 million insurance settlement of our Puna power plant rig which was damaged by the Kilauea volcanic eruption.

Income Taxes

Income tax provision for the six months ended June 30, 2019 was $10.5 million compared to $2.2 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019 and June 30, 2018, was 14.5% and 2.8%, respectively. Our effective tax rate is primarily based upon the composition of our income in different countries and changes related to valuation allowances for certain countries. Our aggregate effective tax rate for the six months ended June 30, 2019 differs from the 21% U.S. federal statutory tax rate due to (i) the impact of the recently enacted global intangible low tax income (“GILTI”); (ii) the increase in the valuation allowance on the deferred tax assets related to the limitation on interest expense under the recently enacted IRC section 163(j); (iii) withholding taxes on future dividend distributions; (iv) mix of business in various countries with higher and lower statutory rates than the federal rate; partially offset by forecasted generation of production tax credits and adjustments to previously recorded tax attributes.

See Note 11 to our condensed consolidated financial statements for discussion regarding incremental accounting adjustments related to the Tax Act.

Equity in Earnings (losses) of Investees, Net

Equity in earnings of investees, net for the six months ended June 30, 2019 was $2.2 million, compared to $1.6 million for the six months ended June 30, 2018. Equity in earnings of investees, net is derived from our 12.75% share in the earnings or losses in Sarulla. The increase was mainly attributable to utilization of carryforward losses, offset partially by a decrease in gross margin due well-field issues in the NIL power plant which resulted in low generation. Sarulla is currently developing a remediation plan with a target to increase generation in the near-term back to previous levels. We are following the remediation plans in Sarulla as well as the accounting impact and its implication on our financial statements and our investment in Sarulla.

Net Income

Net income for the six months ended June 30, 2019 was $64.3 million, compared to $76.9 million for the six months ended June 30, 2018, which represents a decrease of $12.6 million. This decrease in net income was primarily attributable to an increase in income tax provision of $8.3 million, an increase of $12.6 million in interest expense, net and a decrease of $6.2 million in other non-operating income, partially offset by an increase of $9.4 million in operating income and an increase of $2.6 million in derivatives and foreign currency transaction gains, as discussed above.

Net Income attributable to the Company’s Stockholders

Net income attributable to the Company’s stockholders for the six months ended June 30, 2019 was $59.9 million, compared to $69.2 million for the six months ended June 30, 2018, which represents a decrease of $9.3 million. This decrease was attributable to the decrease in net income of $12.6 million, offset partially by a decrease of $3.3 million in net income attributable to noncontrolling interest mainly due to the shutdown of the Puna power plant in Hawaii, all as discussed above.

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

As of June 30, 2019, we had access to (i) $110.7 million in cash and cash equivalents, of which $97.4 million is held by our foreign subsidiaries; and (ii) $155.9 million of unused corporate borrowing capacity under existing lines of credit with different commercial banks.

Our estimated capital needs for the remainder of 2019 include between $186.0 million and $206.0 million for capital expenditures on new projects under development or construction, exploration activity, storage activity, investment in our manufacturing facility and operating projects, as well as the cost of new drilling in our Puna power plant that is required to resume operation at its original 38MW generating capacity, with some of these costs to be offset by insurance proceeds. In addition, $79.6 million will be needed for debt repayment, including $38.1 million repayment of short-term revolving lines of credit that we assume will be renewed.

As of June 30, 2019, $227.8 million in the aggregate was outstanding under credit agreements with several banks as described below under “Credit Agreements”.

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

As of June 30, 2019, we have revised our assertion to no longer indefinitely reinvest foreign funds held by our foreign subsidiaries, with the exception of a certain balance held in Israel, and have accrued the incremental foreign withholding taxes. Accordingly, during the six months ended June 30, 2019, we included a foreign income tax expense of $6.6 million related to foreign withholding taxes on accumulated earnings of all of our foreign subsidiaries and an increase to the valuation allowance related to PTC’s of $1.9 million. In addition, a state income tax expense of $ 0.9 million was recorded.

Third-Party Debt

Our third-party debt consists of (i) non-recourse and limited-recourse project finance debt or acquisition financing debt that we or our subsidiaries have obtained for the purpose of developing and constructing, refinancing or acquiring our various projects and (ii) full-recourse debt incurred by us or our subsidiaries for general corporate purposes.

Non-Recourse and Limited-Recourse Third-Party Debt

Loan	Issued Amount ($M)	Outstanding Amount as of June 30, 2019	Interest Rate	Maturity Date	Related Projects	Location
OrCal Geothermal Senior Secured Notes	165.0	18.7	6.21%	2020	Heber Complex	U.S.
OFC 2 Senior Secured Notes – Series A	151.7	97.5	4.67%	2032	McGinness Hills phase 1 and Tuscarora	U.S.
OFC 2 Senior Secured Notes – Series B	140.0	111.9	4.61%	2032	McGinness Hills phase 2	U.S.
Olkaria III Financing Agreement with OPIC – Tranche 1	85.0	54.3	6.34%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 2	180.0	116.5	6.29%	2030	Olkaria III Complex	Kenya
Olkaria III Financing Agreement with OPIC – Tranche 3	45.0	30.9	6.12%	2030	Olkaria III Complex	Kenya
Amatitlan Financing(1)	42.0	28.0	LIBOR+4.35%	2027	Amatitlan	Guatemala
Don A. Campbell Senior Secured Notes	92.5	80.3	4.03%	2033	Don A. Campbell Complex	U.S.
Prudential Capital Group Idaho Loan(2)	20.0	18.4	5.8%	2023	Neal Hot Springs and Raft River	U.S.
U.S. Department of Energy Loan(3)	96.8	46.4	2.6%	2035	Neal Hot Springs	U.S.
Prudential Capital Group Nevada Loan	30.7	27.6	6.75%	2037	San Emidio	U.S.
Platanares Loan with OPIC	114.7	108.6	7.02%	2032	Platanares	Honduras
Viridity - Plumstriker	23.5	23.2	LIBOR+3.5%	2026	Plumsted+Striker	U.S.
Géothermie Bouillante(4)	8.9	9.1	1.52%	2026	Géothermie Bouillante	Guadeloupe
Géothermie Bouillante(4)	8.9	9.1	1.93%	2026	Géothermie Bouillante	Guadeloupe
Total	1,204.7	780.5

(1)	LIBO Rate cannot be lower than 1.25%. Margin of 4.35% as long as the Company’s guaranty of the loan is outstanding (current situation) or 4.75% otherwise.
(2)	Secured by equity interest.
(3)	Secured by the assets.
(4)	Loan in Euro and issued amount is EUR 8.0 million

Full-Recourse Third-Party Debt

Loan	Issued Amount ($M)	Outstanding Amount as of June 30, 2019	Interest Rate	Maturity Date
Senior Unsecured Bonds Series 2	67.0	67.0	3.7%	September 2020
Senior Unsecured Bonds Series 3	137.0	137.0	4.45%	September 2022
Senior unsecured Loan 1	100.0	100.0	4.8%	March 2029
Senior unsecured Loan 2	50.0	50.0	4.6%	March 2029
DEG Loan 2	50.0	45.0	6.28%	June 2028
DEG Loan 3	41.5	39.3	6.04%	June 2028
Total	445.5	438.3

In July 2019, the Company entered into a framework agreement with Discount Capital Underwriting Ltd. for participation in the issuance of commercial paper under which the Company wants to allow participants to submit proposals for purchasing  the Company’s commercial paper in accordance with the provisions of the agreement. On July 3, 2019, the Company completed the issuance of $50 million of such commercial paper bearing interest of 3 months LIBOR plus 0.75%. The commercial paper was issued for a period of 90 days and can be extended for additional such periods for up to 5 years.

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

Credit Agreements	Issued Amount ($M)	Issued and Outstanding as of June 30, 2019	Termination Date
Union Bank	60.0	57.7	June 2020
HSBC	35.0	30.1	August 2019
Other Banks 1	233.0	36.3	September 2019 - July 2022
Other Banks 2	140.0	93.6	August 2019 - July 2022
Other Banks 3 (Non-Committed)		10.1
Total	468.0	227.8

Restrictive covenants

Our obligations under the credit agreements, the loan agreements, and the trust instrument governing the bonds described above are unsecured, but we are subject to a negative pledge in favor of the banks and the other lenders and certain other restrictive covenants. These include, among other things, a prohibition on: (i) creating any floating charge or any permanent pledge, charge or lien over our assets without obtaining the prior written approval of the lender; (ii) guaranteeing the liabilities of any third party without obtaining the prior written approval of the lender; and (iii) selling, assigning, transferring, conveying or disposing of all or substantially all of our assets, or a change of control in our ownership structure. Some of the credit agreements, the term loan agreements, and the trust instrument contain cross-default provisions with respect to other material indebtedness owed by us to any third party. In some cases, we have agreed to maintain certain financial ratios, which are measured quarterly, such as: (i) equity of at least $600 million and in no event less than 25% of total assets; (ii) 12-month debt, net of cash, cash equivalents, and short-term bank deposits to Adjusted EBITDA ratio not to exceed 6.0; and (iii) dividend distributions not to exceed 35% of net income in any calendar year. As of June 30, 2019: (i) total equity was $1,491.6 million and the actual equity to total assets ratio was 46.7% and (ii) the 12-month debt, net of cash, cash equivalents, to Adjusted EBITDA ratio was 3.05. During the six months ended June 30, 2019, we distributed interim dividends in an aggregate amount of $11.2 million. The failure to perform or observe any of the covenants set forth in such agreements, subject to various cure periods, would result in the occurrence of an event of default and would enable the lenders to accelerate all amounts due under each such agreement.

As described above, we are currently in compliance with our covenants with respect to the credit agreements, the loan agreements and the trust instrument, and believe that the restrictive covenants, financial ratios and other terms of any of our full-recourse bank credit agreements will not materially impact our business plan or operations.

Future minimum payments

Future minimum payments under long-term obligations, excluding revolving credit lines with commercial banks as of June 30, 2019, are as follows:

(Dollars in thousands)

Year ending December 31:
2019	$52,196
2020	153,059
2021	82,707
2022	225,927
2023	102,832
Thereafter	651,839
Total	$1,268,561

 Liquidity Impact of Uncertain Tax Positions

The Company has a liability associated with unrecognized tax benefits and related interest and penalties in the amount of approximately $14.5 million as of June 30, 2019. This liability is included in long-term liabilities in our condensed consolidated balance sheet because we generally do not anticipate that settlement of the liability will require payment of cash within the next twelve months. We are not able to reasonably estimate when we will make any cash payments required to settle this liability.

Dividends

The following are the dividends declared by us since June 30, 2017:

Date Declared	Dividend Amount per Share	Record Date	Payment Date
August 3, 2017	$0.08	August 15, 2017	August 29, 2017
November 7, 2017	$0.08	November 21, 2017	December 5, 2017
March 1, 2018	$0.23	March 14, 2018	March 29, 2018
May 7, 2018	$0.10	May 21, 2018	May 30, 2018
August 7, 2018	$0.10	August 21, 2018	August 29, 2018
November 6, 2018	$0.10	November 20, 2018	December 4, 2018
February 26, 2019	$0.11	March 14, 2019	March 28, 2019
May 6, 2019	$0.11	May 20, 2019	May 28, 2019
August 7, 2019	$0.11	August 20, 2019	August 27, 2019

Historical Cash Flows

The following table sets forth the components of our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Net cash provided by operating activities	$156,079	$67,050
Net cash used in investing activities	(114,168)	(236,190)
Net cash provided by (used in) financing activities	(37,626)	188,241
Net change in cash and cash equivalents and restricted cash and cash equivalents	4,144	19,101

For the Six Months Ended June 30, 2019

Net cash provided by operating activities for the six months ended June 30, 2019 was $156.1 million, compared to $67.1 million for the six months ended June 30, 2018. The net increase of $89.0 million was primarily due to: (i) a decrease in accounts payable and accrued expenses of $6.2 million in the six months ended June 30, 2019, compared to $54.2 million in the six months ended June 30, 2018, mainly due to: (a) a withholding tax payment of approximately $14 million in the six months ended June 30, 2019 compared to $44 million in the six months ended June 30, 2018 due to a distribution from OSL; and (b) due to timing of payments to our suppliers; and (ii) a net increase of $10.5 million in costs and estimated earnings in excess of billings, net in our Product segment in the six months ended June 30, 2019 compared to a net decrease of $9.7 million in the six months ended June 30, 2018, as a result of timing in billings to our customers.

Net cash used in investing activities for the six months ended June 30, 2019 was $114.2 million, compared to $236.2 million for the six months ended June 30, 2018. The principal factor that affected our net cash used in investing activities during the six months ended June 30, 2019 was capital expenditures of $114.9 million, primarily for our facilities under construction. The principal factors that affected our net cash used in investing activities during the six months ended June 30, 2018 were: (i) capital expenditures of $139.1 million, primarily for our facilities under construction; (ii) cash paid for acquisition of controlling interest in USG, net of cash acquired of $95.1 million; and (iii) an investment in an unconsolidated company of $3.8 million.

Net cash used in financing activities for the six months ended June 30, 2019 was $37.6 million, compared to $188.2 million net cash provided by financing activities for the six months ended June 30, 2018. The principal factors that affected the net cash used in financing activities during the six months ended June 30, 2019 were: (i) net payment of $105.9 million from our revolving credit lines with commercial banks which were used for capital expenditures, (ii) the repayment of long-term debt in the amount of $42.9 million, (iii) a $11.2 million cash dividend payment and (iv) $7.8 million cash paid to a noncontrolling interest, partially offset by (i) $50 million of proceeds from a senior unsecured loan, (ii) $41.5 million of proceeds from a term loan for our Olkaria 3 Complex plant 1 expansion, (iii) $23.5 million of proceeds for the financing of two 20 MW battery energy storage projects, and (iv) $17.8 million of proceeds from a limited and non-recourse loans for our Guadeloupe power plant. The principal factors that affected our net cash used in financing activities during the six months ended June 30, 2018 were: (i) $100.0 million of proceeds from a senior unsecured loan, (ii) net proceeds of $107.1 million from our revolving credit lines with commercial banks, and (iii) proceeds from sale of limited liability company interest in Tungsten, net of transaction costs of $32.4 million, partially offset by (i) the repayment of long-term debt in the amount of $28.3 million, (ii) a $16.7 million cash dividend paid and (iv) $8.0 million cash paid to noncontrolling interest.

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

Net income for the three and six months ended June 30, 2019 was $36.2 million and $64.3 million, respectively, compared to $2.7 million and $76.9 million for the three and six months ended June 30, 2018, respectively.

Adjusted EBITDA for the three and six months ended June 30, 2019 was $94.9 million and $196.6 million compared to $80.8 million and $179.2 million for the three and six months ended June 30, 2018.

The following table reconciles net income to EBITDA and Adjusted EBITDA for the three and six-month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$36,197	$2,659	$64,327	$76,915
Adjusted for:
Interest expense, net (including amortization of deferred financing costs)	21,097	15,657	42,027	29,888
Income tax provision (benefit)	(3,529)	29,105	10,510	2,163
Minority interest in earnings of subsidiaries	-	-	-	-
Adjustment to investment in an unconsolidated company: our porportionate share in interest expense, tax and depreciation and amortization in Sarulla	2,579	4,454	5,240	7,984

Depreciation and amortization	35,751	31,859	70,617	61,296

EBITDA	$92,095	$83,734	$192,721	$178,246

Mark-to-market gains or losses from accounting for derivative	(370)	537	(1,579)	1,499
Stock-based compensation	2,643	2,116	5,003	3,823
Insurance proceeds in excess of assets carrying value	-	(7,150)	-	(7,150)
Merger and acquisition transaction costs	500	1,571	500	2,670
Write-off of unsuccessful exploration activities	-		-	119
Adjusted EBITDA	$94,868	$80,808	$196,645	$179,207

In May 2014, the Sarulla closed $1,170.0 million in financing. As of June 30, 2019, the credit facility has an outstanding balance of $1,108.8 million. Our proportionate share in the SOL credit facility is $141.4 million.

Capital Expenditures

Our capital expenditures primarily relate to: (i) the development and construction of new power plants, (ii) the enhancement of our existing power plants; and (iii) investment in activities under our strategic plan.

The following is an overview of projects that are fully released for construction:

Steamboat Hills Power Plant (Nevada). We are planning to replace all of the old power plant equipment with new advanced technology equipment that will eventually increase the capacity by approximately 16 MW and reduce maintenance costs. Procurement and manufacturing are ongoing. Equipment delivery is planned for the third quarter and commercial operation is expected in early 2020.

Heber Complex (California). We are currently in the process of repowering the Heber 1 and Heber 2 power plants. We are planning to replace steam turbine and old OEC units with new advanced technology equipment that will add a net capacity of 11 MW. Following these enhancements, we expect the capacity of the complex to reach 92 MW. Permitting, Engineering and procurement are ongoing. Manufacturing is planned for the fourth quarter of 2019 and site construction commenced. We expect commercial operation in early 2021.

In addition, we are in the process of upgrading some of the equipment, such as turbines, pipelines and cooling systems at some of our operating power plants including Ormesa in California, Tuscarora and San Emidio in Nevada, Zunil and Amatitlan in Guatemal Neal Hot Springs in Oregon.

The following is an overview of projects that are in initial stages of construction:

Carson Lake Project. We plan to develop between 10 MW to 15 MW Carson Lake project on Bureau of Land Management (BLM) leases located in Churchill County, Nevada. We drilled one well in 2016 that did not meet our commercial criteria and another in 2017 that tested favorably. Planning is in process for next steps including a flow test to evaluate reservoir volume. We signed a Small Generator Interconnection Agreement with NV Energy in December 2017. As of June 30, 2019, we postponed the drilling activity to next year.

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

We have estimated approximately $282.0 million in capital expenditures for construction of new projects and enhancements to our existing power plants, of which we have invested approximately $87.1 million as of June 30, 2019. We expect to invest approximately $105 million of the total amounts during the remainder of 2019 and the remaining of approximately $89.9 million thereafter.

In addition, we estimate approximately $51.0 million in additional capital expenditures in the remainder of 2019 to be allocated as follows: (i) $25.0 million for maintenance capital expenditures to our operating power plants; (ii) $10.0 million for exploration; (iii) $10.0 million for the construction and development of storage projects; (iv) $6.0 million for enhancement to our production facilities

Also, we expect to invest between $30 million and $50 million for well repair and new drilling in our Puna power plant that is required to resume operation at its original 38MW generating capacity. We expect insurance proceeds to recover part of this investment.

In the aggregate, we estimate our total capital expenditures for the remainder of 2019 will be approximately between $186.0 million and $206.0 million including Puna’s repair and drilling.

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

As of June 30, 2019, 95.8% of our consolidated long-term debt was fixed rate debt and therefore was not subject to interest rate volatility risk. As of such date, 4.2% of our long-term debt was floating rate debt, exposing us to interest rate risk in connection therewith. As of June 30, 2019, $51.2 million of our long-term debt remained subject to interest rate risk.

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

We performed a sensitivity analysis on the fair values of our long-term debt obligations, and foreign currency exchange forward contracts. The foreign currency exchange forward contracts listed below principally relate to trading activities. The sensitivity analysis involved increasing and decreasing forward rates at June 30, 2019 and December 31, 2018 by a hypothetical 10% and calculating the resulting change in the fair values.

At this time, the development of our strategic plan has not exposed us to any additional market risk. However, as the implementation of the plan progresses, we may be exposed to additional or different market risks.

The results of the sensitivity analysis calculations as of June 30, 2019 and December 31, 2018 are presented below:

	Assuming a 10% Increase in Rates		Assuming a 10% Decrease in Rates
Risk	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	Change in the Fair Value of
	(Dollars in thousands)
Foreign Currency	(2,834)	(4,042)	3,322	4,940	Foreign currency forward contracts
Interest Rate	(63)	(113)	63	114	Orcal Senior Secured Notes
Interest Rate	(5,030)	(5,955)	5,207	6,211	OFC 2 Senior Secured Notes
Interest Rate	(5,145)	(6,022)	5,341	6,294	OPIC Loan
Interest Rate.	(2,280)	(3,054)	2,316	3,118	Senior Unsecured Bonds
Interest Rate	(1,017)	(1,216)	1,052	1,266	DEG 2 Loan
Interest Rate	(1,998)	(2,324)	2,080	2,438	DAC 1 Senior Secured Notes
Interest Rate	(607)	(714)	630	745	Amatitlan Loan
Interest Rate.	(3,608)	(2,897)	3,718	3,010	Migdal Loan and the Additional Migdal Loan
Interest Rate	(1,205)	(1,306)	1,279	1,398	San Emidio Loan
Interest Rate	(862)	(1,153)	887	1,197	DOE Loan
Interest Rate	(330)	(440)	337	453	Idaho Holdings Loan
Interest Rate	(3,239)	(3,719)	3,379	3,907	Platanares OPIC Loan
Interest Rate	(821)	-	847	-	DEG 3 Loan
Interest Rate	(418)	-	428	-	Plumstriker Loan
Interest Rate	(237)	(143)	242	148	Other long-term loans

In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR (London Interbank Offered Rate), announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether or not LIBOR will cease to exist at that time and/or whether new methods of calculating LIBOR will be established such that it will continue to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new SOFR (Secured Overnight Financing Rate) index calculated by short-term repurchase agreements, backed by Treasury securities.

The Company has evaluated the impact of the transition from LIBOR, and currently believes that the transition will not have a material impact on its consolidated financial statements.

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

Sierra Pacific Power Company and Nevada Power Company accounted for 16.5% and 17.0% of Total Revenues for the three months ended June 30, 2019 and 2018, respectively, and for 17.3% and 16.7% for the six months ended June 30, 2019 and 2018, respectively.

SCPPA accounted for 17.2% and 14.9% of Total Revenues for the three months ended June 30, 2019 and 2018, respectively, and for 18.3% and 15.6% for the six months ended June 30, 2019 and 2018, respectively.

KPLC accounted for 16.6% and 16.6% of Total Revenues for the three months ended June 30, 2019 and 2018, respectively, and 16.0% and 15.8% for the six months ended June 30, 2019 and 2018, respectively.

We have historically been able to collect on substantially all of our receivable balances. As of June 30, 2019, the amounts overdue from KPLC in Kenya were $34.5 million of which $10.5 million was paid in July 2019 and $5.9 million in August 2019. These amounts represent an average of 54 days overdue. In Honduras, we continue to see deterioration in the collection from ENEE and as of June 30, 2019, the amount overdue is $20.1 million of which $3.1 million was paid in August 2019. These amounts represent an average of 108 days, an increase of 18 days from March 31, 2019. Due to the obligation of the Honduran government to support us, the Company believes it will be able to collect all past due amounts, and therefore no provision for doubtful accounts has been recorded.

Government Grants and Tax Benefits

A comprehensive discussion on government grants and tax benefits is included in our 2018 Annual Report. There have been no material changes to this section in the six months ended June 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information appearing under the headings “Exposure to Market Risks” and “Concentration of Credit Risk” in Part I, Item 2 of this quarterly report on Form 10-Q is incorporated by reference herein.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted the evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rules 13a-15(b) or 15d-15(b) under the Exchange Act, as amended. Based upon that evaluation, as a result of the material weakness in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our 2018 and 2017 Annual Reports the following material weakness which still existed as of June 30, 2019. In connection with the change in our repatriation strategy and the related release of the U.S. income tax valuation allowance in the second quarter of 2017, we did not perform an effective risk assessment related to our internal controls over the accounting for income taxes.  As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which resulted in the restatements of the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017, the three and nine months ended September 30, 2017, and the restatement of the Company’s consolidated financial statements for the year ended December 31, 2017. Additionally, this control deficiency could result in a misstatement of the aforementioned balances and disclosures that would result in a material misstatement to the interim or annual consolidated financial statements that would not be prevented or detected. Our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting.

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

b.  Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting in the second quarter of 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 8, 2019